Form 10-Q
period 2020-03-31
RAYMOND JAMES FINANCIAL INC
filed 2020-05-08
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
137,030,516 shares of common stock as of May 5, 2020

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in millions, except per share amounts	March 31, 2020	September 30, 2019
Assets:
Cash and cash equivalents	$10,648	$3,957
Cash and cash equivalents segregated pursuant to regulations	4,045	2,014
Securities purchased under agreements to resell	130	343
Securities borrowed	250	248
Financial instruments, at fair value:
Trading instruments ($236 and $535 pledged as collateral)	445	708
Available-for-sale securities ($28 and $24 pledged as collateral)	4,265	3,093
Derivative assets	447	338
Other investments ($40 and $32 pledged as collateral)	316	365
Brokerage client receivables, net	2,491	2,671
Receivables from brokers, dealers and clearing organizations	445	281
Other receivables	846	549
Bank loans, net	21,788	20,891
Loans to financial advisors, net	982	983
Property and equipment, net	543	527
Deferred income taxes, net	224	231
Goodwill and identifiable intangible assets, net	603	611
Other assets	1,341	1,020
Total assets	$49,809	$38,830

Liabilities and shareholders’ equity:
Bank deposits	$30,023	$22,281
Securities sold under agreements to repurchase	215	150
Securities loaned	28	323
Financial instruments sold but not yet purchased, at fair value:
Trading instruments	24	296
Derivative liabilities	427	313
Brokerage client payables	7,076	4,361
Payables to brokers, dealers and clearing organizations	284	229
Accrued compensation, commissions and benefits	929	1,272
Other payables	1,034	518
Other borrowings	891	894
Senior notes payable	2,044	1,550
Total liabilities	42,975	32,187
Commitments and contingencies (see Note 15)
Shareholders’ equity
Preferred stock; $.10 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock; $.01 par value; 350,000,000 shares authorized; 158,731,812 and 158,435,030 shares issued as of March 31, 2020 and September 30, 2019, respectively, and 136,787,387 and 137,841,952 shares outstanding as of March 31, 2020 and September 30, 2019, respectively	2	2
Additional paid-in capital	1,953	1,938
Retained earnings	6,205	5,874
Treasury stock, at cost; 21,944,425 and 20,593,078 common shares as of March 31, 2020 and September 30, 2019, respectively	(1,351)	(1,210)
Accumulated other comprehensive loss	(11)	(23)
Total equity attributable to Raymond James Financial, Inc.	6,798	6,581
Noncontrolling interests	36	62
Total shareholders’ equity	6,834	6,643
Total liabilities and shareholders’ equity	$49,809	$38,830

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
in millions, except per share amounts	2020	2019	2020	2019
Revenues:
Asset management and related administrative fees	$1,006	$783	$1,961	$1,648
Brokerage revenues:
Securities commissions	410	349	773	737
Principal transactions	105	93	202	169
Total brokerage revenues	515	442	975	906
Account and service fees	172	191	350	376
Investment banking	148	163	289	300
Interest income	285	324	582	640
Other	(15)	31	14	68
Total revenues	2,111	1,934	4,171	3,938
Interest expense	(43)	(75)	(94)	(148)
Net revenues	2,068	1,859	4,077	3,790
Non-interest expenses:
Compensation, commissions and benefits	1,422	1,225	2,773	2,490
Non-compensation expenses:
Communications and information processing	99	94	193	186
Occupancy and equipment	56	53	113	104
Business development	41	41	85	84
Investment sub-advisory fees	26	22	52	46
Professional fees	23	17	44	39
Bank loan loss provision	109	5	107	21
Acquisition and disposition-related expenses	—	—	—	15
Other	53	55	112	126
Total non-compensation expenses	407	287	706	621
Total non-interest expenses	1,829	1,512	3,479	3,111
Pre-tax income	239	347	598	679
Provision for income taxes	70	86	161	169
Net income	$169	$261	437	510

Earnings per common share – basic	$1.22	$1.85	$3.15	$3.58
Earnings per common share – diluted	$1.20	$1.81	$3.09	$3.51
Weighted-average common shares outstanding – basic	138.4	140.8	138.4	142.5
Weighted-average common and common equivalent shares outstanding – diluted	141.1	143.9	141.3	145.4

Net income	$169	$261	$437	$510
Other comprehensive income/(loss), net of tax:
Available-for-sale securities	63	19	62	41
Currency translations, net of the impact of net investment hedges	(26)	8	(17)	(5)
Cash flow hedges	(43)	(13)	(33)	(30)
Total other comprehensive income/(loss), net of tax	(6)	14	12	6
Total comprehensive income	$163	$275	$449	$516

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
$ in millions, except per share amounts	2020	2019	2020	2019
Common stock, par value $.01 per share:
Balance beginning of period	$2	$2	$2	$2
Share issuances	—	—	—	—
Balance end of period	2	2	2	2

Additional paid-in capital:
Balance beginning of period	1,922	1,871	1,938	1,808
Employee stock purchases	11	12	17	20
Exercise of stock options and vesting of restricted stock units, net of forfeitures	(8)	9	(71)	25
Restricted stock, stock option and restricted stock unit expense	28	25	69	64
Balance end of period	1,953	1,917	1,953	1,917

Retained earnings:
Balance beginning of period	6,086	5,236	5,874	5,032
Net income attributable to Raymond James Financial, Inc.	169	261	437	510
Cash dividends declared (see Note 21)	(50)	(49)	(106)	(99)
Other	—	—	—	5
Balance end of period	6,205	5,448	6,205	5,448

Treasury stock:
Balance beginning of period	(1,163)	(927)	(1,210)	(447)
Purchases/surrenders	(203)	(48)	(222)	(512)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	15	(1)	81	(17)
Balance end of period	(1,351)	(976)	(1,351)	(976)

Accumulated other comprehensive loss:
Balance beginning of period	(5)	(39)	(23)	(27)
Other comprehensive income/(loss), net of tax	(6)	14	12	6
Other	—	—	—	(4)
Balance end of period	(11)	(25)	(11)	(25)
Total equity attributable to Raymond James Financial, Inc.	$6,798	$6,366	$6,798	$6,366

Noncontrolling interests:
Balance beginning of period	$61	$82	$62	$84
Net loss attributable to noncontrolling interests	(23)	(12)	(24)	(14)
Capital contributions	—	—	—	2
Distributions and other	(2)	(1)	(2)	(3)
Balance end of period	36	69	36	69
Total shareholders’ equity	$6,834	$6,435	$6,834	$6,435

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended March 31,
$ in millions	2020	2019
Cash flows from operating activities:
Net income	$437	$510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58	53
Deferred income taxes	(14)	(1)
Premium and discount amortization on available-for-sale securities and loss on other investments	43	7
Provisions for loan losses, legal and regulatory proceedings and bad debts	124	38
Share-based compensation expense	74	65
Unrealized (gain)/loss on company-owned life insurance policies, net of expenses	76	8
Other	(4)	27
Net change in:
Securities purchased under agreements to resell, net of securities sold under agreements to repurchase	273	(53)
Securities loaned, net of securities borrowed	(297)	319
Loans provided to financial advisors, net of repayments	(11)	1
Brokerage client receivables and other accounts receivable, net	(203)	587
Trading instruments, net	—	(36)
Derivative instruments, net	(25)	(93)
Other assets	(176)	(118)
Brokerage client payables and other accounts payable	2,937	(1,088)
Accrued compensation, commissions and benefits	(340)	(229)
Proceeds from sales of securitizations and loans held for sale, net of purchases and originations of loans held for sale	(9)	23
Net cash provided by operating activities	2,943	20

Cash flows from investing activities:
Additions to property and equipment	(71)	(59)
Increase in bank loans, net	(1,066)	(779)
Proceeds from sales of loans held for investment	25	184
Purchases of available-for-sale securities	(1,403)	(509)
Available-for-sale securities maturations, repayments and redemptions	435	295
Other investing activities, net	(10)	(42)
Net cash used in investing activities	(2,090)	(910)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended March 31,
$ in millions	2020	2019
Cash flows from financing activities:
Proceeds from borrowings on the RJF Credit Facility	—	300
Repayments of borrowings on the RJF Credit Facility	—	(300)
Proceeds from Federal Home Loan Bank advances	850	—
Repayments of Federal Home Loan Bank advances and other borrowed funds	(853)	(3)
Proceeds from senior notes issuances, net of debt issuance costs paid	495	—
Exercise of stock options and employee stock purchases	43	43
Increase in bank deposits	7,742	1,676
Purchases of treasury stock	(222)	(521)
Dividends on common stock	(103)	(95)
Distributions to noncontrolling interests, net	(1)	(1)
Net cash provided by financing activities	7,951	1,099

Currency adjustment:
Effect of exchange rate changes on cash	(82)	(31)
Net increase in cash and cash equivalents and cash and cash equivalents segregated pursuant to regulations	8,722	178
Cash and cash equivalents and cash and cash equivalents segregated pursuant to regulations at beginning of year	5,971	5,941
Cash and cash equivalents and cash and cash equivalents segregated pursuant to regulations at end of period	$14,693	$6,119

Cash and cash equivalents	$10,648	$3,831
Cash and cash equivalents segregated pursuant to regulations	4,045	2,288
Total cash and cash equivalents and cash and cash equivalents segregated pursuant to regulations at end of period	$14,693	$6,119

Supplemental disclosures of cash flow information:
Cash paid for interest	$92	$147
Cash paid for income taxes, net	$176	$188

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2020

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Raymond James Financial, Inc. (“RJF,” the “firm” or the “Company”) is a financial holding company which, together with its subsidiaries, is engaged in various financial services activities, including providing investment management services for retail and institutional clients, the underwriting, distribution, trading and brokerage of equity and debt securities, and the sale of mutual funds and other investment products.  The firm also provides corporate and retail banking services, and trust services.  For further information about our business segments, see Note 22 of this Form 10-Q. As used herein, the terms “our,” “we,” or “us” refer to RJF and/or one or more of its subsidiaries.

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

NOTE 2 – UPDATE OF SIGNIFICANT ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 2 of our 2019 Form 10-K. During the six months ended March 31, 2020, there were no significant changes to our significant accounting policies other than the accounting policies adopted or modified as part of our implementation of new or amended accounting guidance, as noted in the following sections.

Recent accounting developments

Accounting guidance recently adopted

Lease accounting - In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the accounting for leases (ASU 2016-02). The new guidance and subsequent amendments requires the recognition of assets and liabilities on the balance sheet related to the rights and obligations created by lease agreements with terms greater than twelve months, regardless

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

of whether they are classified as finance or operating leases. We adopted this guidance as of October 1, 2019 using the alternative modified retrospective approach, with no adjustments to prior periods presented. In addition, we elected the practical expedients permitted under the transition guidance which, among other things, allowed us to carry forward historical lease classification determinations. On the adoption date, we recognized right-of-use assets (“ROU assets”) and lease liabilities of $333 million and $357 million, respectively, in “Other assets” and “Other payables” on our Condensed Consolidated Statements of Financial Condition. The ROU assets and lease liabilities were primarily related to operating leases. The adoption had no effect on our results of operations or cash flows. The impact of the adoption on our regulatory capital measures was insignificant. See Note 10 for further information.

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

Reference rate reform - In March 2020, the FASB issued guidance to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR (ASU 2020-04). The guidance simplifies the accounting for modifying contracts (including those in hedging relationships) that refer to LIBOR and other interbank offered rates. In addition, the guidance allows for changes to the critical terms of a hedging relationship affected by reference rate reform without having to dedesignate the relationship. The guidance was effective upon issuance and generally can be applied through December 31, 2022. We have elected certain expedients for cash flow hedges to assert that the hedged forecasted transaction remains probable, regardless of any expected modification in terms related to reference rate reform. The expedient elected did not impact our financial position or results of operations.

Accounting guidance not yet adopted as of March 31, 2020

Credit losses - In June 2016, the FASB issued new guidance related to the measurement of credit losses on financial instruments (ASU 2016-13). The amended guidance involves several aspects of the accounting for credit losses related to certain financial instruments including assets measured at amortized cost, available-for-sale debt securities and certain off-balance sheet commitments. The new guidance, and subsequent updates, broadens the information that an entity must consider in developing its estimated credit losses expected to occur over the remaining life of assets measured either collectively or individually to include historical experience, current conditions and reasonable and supportable forecasts, replacing the existing incurred credit loss model and other models with the Current Expected Credit Losses (“CECL”) model.  The new guidance expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating credit losses and requires new disclosures of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. This new guidance is first effective for our fiscal year beginning on October 1, 2020 and will be adopted under a modified retrospective approach. Although permitted, we do not plan to early adopt. Our cross-functional team has continued our implementation efforts. We are in the process of validating our credit loss models, as well as establishing formal policies and procedures, including control documentation related to this new guidance. In addition we are developing the new disclosures required by this new guidance. We continue to evaluate the impact the adoption of this new guidance will have on our financial position and results of operations. The impact will ultimately depend on, among other things, changes to our methodologies, management judgments, current and expected macroeconomic conditions, and the nature and characteristics of financial assets held by us on the date of adoption.

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

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of March 31, 2020
Assets at fair value on a recurring basis:
Trading instruments
Municipal and provincial obligations	$—	$14	$—	$—	$14
Corporate obligations	12	9	—	—	21
Government and agency obligations	30	28	—	—	58
Agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”)	—	281	—	—	281
Non-agency CMOs and asset-backed securities (“ABS”)	—	17	—	—	17
Total debt securities	42	349	—	—	391
Equity securities	9	—	—	—	9
Brokered certificates of deposit	—	24	—	—	24
Other	—	—	21	—	21
Total trading instruments	51	373	21	—	445
Available-for-sale securities (1)	16	4,249	—	—	4,265
Derivative assets
Interest rate - matched book	—	351	—	—	351
Interest rate - other	93	266	—	(263)	96
Total derivative assets	93	617	—	(263)	447
Other investments - private equity - not measured at net asset value (“NAV”)	—	—	30	—	30
All other investments	192	1	22	—	215
Subtotal	352	5,240	73	(263)	5,402
Other investments - private equity - measured at NAV					71
Total assets at fair value on a recurring basis	$352	$5,240	$73	$(263)	$5,473

Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased
Municipal and provincial obligations	$1	$—	$—	$—	$1
Corporate obligations	1	7	—	—	8
Government and agency obligations	6	—	—	—	6
Non-agency CMOs and ABS	—	6	—	—	6
Total debt securities	8	13	—	—	21
Equity securities	3	—	—	—	3
Other	—	—	—	—	—
Total trading instruments sold but not yet purchased	11	13	—	—	24
Derivative liabilities
Interest rate - matched book	—	351	—	—	351
Interest rate - other	102	185	—	(218)	69
Foreign exchange	—	6	—	—	6
Equity	—	1	—	—	1
Total derivative liabilities	102	543	—	(218)	427
Total liabilities at fair value on a recurring basis	$113	$556	$—	$(218)	$451

(1)	Substantially all of our available-for-sale securities consist of agency MBS and CMOs. See Note 4 for further information.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of September 30, 2019
Assets at fair value on a recurring basis:
Trading instruments
Municipal and provincial obligations	$—	$267	$—	$—	$267
Corporate obligations	8	95	—	—	103
Government and agency obligations	12	67	—	—	79
Agency MBS and CMOs	—	147	—	—	147
Non-agency CMOs and ABS	—	51	—	—	51
Total debt securities	20	627	—	—	647
Equity securities	12	1	—	—	13
Brokered certificates of deposit	—	45	—	—	45
Other	—	—	3	—	3
Total trading instruments	32	673	3	—	708
Available-for-sale securities (1)	10	3,083	—	—	3,093
Derivative assets
Interest rate - matched book	—	280	—	—	280
Interest rate - other	3	182	—	(127)	58
Total derivative assets	3	462	—	(127)	338
Other investments - private equity - not measured at NAV	—	—	63	—	63
All other investments	194	1	24	—	219
Subtotal	239	4,219	90	(127)	4,421
Other investments - private equity - measured at NAV					83
Total assets at fair value on a recurring basis	$239	$4,219	$90	$(127)	$4,504

Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased
Corporate obligations	$2	$20	$—	$—	$22
Government and agency obligations	269	—	—	—	269
Total debt securities	271	20	—	—	291
Equity securities	4	—	—	—	4
Other	—	—	1	—	1
Total trading instruments sold but not yet purchased	275	20	1	—	296
Derivative liabilities
Interest rate - matched book	—	280	—	—	280
Interest rate - other	4	142	—	(121)	25
Foreign exchange	—	2	—	—	2
Equity	—	6	—	—	6
Total derivative liabilities	4	430	—	(121)	313
Total liabilities at fair value on a recurring basis	$279	$450	$1	$(121)	$609

(1)	Substantially all of our available-for-sale securities consist of agency MBS and CMOs. See Note 4 for further information.

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

Three months ended March 31, 2020 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading instruments	Other investments		Trading instruments
$ in millions	Other	Private equity investments	All other	Other
Fair value beginning of period	$19	$62	$24	$(1)
Total gains/(losses) included in earnings	3	(32)	(2)	—
Purchases and contributions	22	—	—	1
Sales and distributions	(23)	—	—	—
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$21	$30	$22	$—
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$5	$(32)	$(2)	$—

Six months ended March 31, 2020 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading instruments	Other investments		Trading instruments
$ in millions	Other	Private equity investments	All other	Other
Fair value beginning of period	$3	$63	$24	$(1)
Total gains/(losses) included in earnings	3	(32)	(2)	—
Purchases and contributions	53	—	—	2
Sales and distributions	(38)	(1)	—	(1)
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$21	$30	$22	$—
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$5	$(32)	$(2)	$—

Three months ended March 31, 2019 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading instruments	Other investments		Trading instruments
$ in millions	Other	Private equity investments	All other	Other
Fair value beginning of period	$3	$59	$67	$(4)
Total gains/(losses) included in earnings	(1)	—	—	—
Purchases and contributions	22	—	—	4
Sales and distributions	(22)	—	—	(7)
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$2	$59	$67	$(7)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$1	$—	$—	$—

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Six months ended March 31, 2019 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading instruments	Other investments		Trading instruments
$ in millions	Other	Private equity investments	All other	Other
Fair value beginning of period	$1	$56	$67	$(7)
Total gains/(losses) included in earnings	—	—	—	2
Purchases and contributions	60	3	—	9
Sales and distributions	(59)	—	—	(11)
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$2	$59	$67	$(7)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$—	$—

The net unrealized losses on our Level 3 private equity investments for the three and six months ended March 31, 2020 were primarily driven by the negative impact of the coronavirus (“COVID-19”) pandemic on certain of our investments.

As of March 31, 2020, 11% of our assets and 1% of our liabilities were measured at fair value on a recurring basis.  In comparison, as of September 30, 2019, 12% of our assets and 2% of our liabilities were measured at fair value on a recurring basis. As of March 31, 2020 and September 30, 2019, instruments measured at fair value on a recurring basis categorized as Level 3 represented 1% and 2%, respectively, of our assets measured at fair value.

Quantitative information about level 3 fair value measurements

The following tables present the valuation techniques and significant unobservable inputs used in the valuation of certain of our private equity investments classified as level 3. These inputs represent those that a market participant would take into account when pricing these instruments. Weighted averages are calculated by weighting each input by the relative fair value of the related financial instrument. Certain investments are valued initially at transaction price and updated as other investment-specific events take place which indicate that a change in the carrying values of these investments is appropriate. Other investment-specific events include such events as our periodic review, significant transactions occur or new developments become known.

Recurring measurements	Fair value at March 31, 2020	Valuation technique(s)	Unobservable input	Range (weighted-average)
$ in millions
Other investments - private equity investments (not measured at NAV)	$30	Discounted cash flow, transaction price or other investment-specific events	Discount rate	25%
			Terminal earnings before interest, tax, depreciation and amortization (“EBITDA”) multiple	9.0x
			Terminal year	2021 - 2042 (2024)
Fair value at September 30, 2019
Other investments - private equity investments (not measured at NAV)	$63	Discounted cash flow, transaction price or other investment-specific events	Discount rate	25%
			Terminal EBITDA multiple	12.5x
			Terminal year	2021 - 2042 (2022)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Qualitative information about unobservable inputs

For our recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs are described in the following section.

Private equity investments

The significant unobservable inputs used in the fair value measurement of private equity investments generally relate to the financial performance of the investment entity and the market’s required return on investments from entities in industries in which we hold investments. Increases in the discount rate would have resulted in a lower fair value measurement. Increases in the terminal EBITDA multiple would have resulted in a higher fair value measurement. Increases in the terminal year are dependent upon each investment’s strategy, but generally result in a lower fair value measurement.

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

The following table presents the recorded value and unfunded commitments related to our private equity investments portfolio.

$ in millions	Recorded value	Unfunded commitment
March 31, 2020
Private equity investments measured at NAV	$71	$12
Private equity investments not measured at NAV	30
Total private equity investments	$101

September 30, 2019
Private equity investments measured at NAV	$83	$15
Private equity investments not measured at NAV	63
Total private equity investments	$146

Of the total private equity investments, the portions we owned were $79 million and $99 million as of March 31, 2020 and September 30, 2019, respectively. The portions of the private equity investments we did not own were $22 million and $47 million as of March 31, 2020 and September 30, 2019, respectively, and were included as a component of noncontrolling interests on our Condensed Consolidated Statements of Financial Condition.

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

$ in millions	Level 2	Level 3	Total fair value	Valuation technique(s)	Unobservable input	Range (weighted-average)
March 31, 2020
Bank loans, net:
Impaired loans: residential	$4	$14	$18	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.4 yrs.)
Impaired loans: corporate	$—	$10	$10	Collateral or discounted cash flow (1)	Not meaningful (1)	Not meaningful (1)
Loan held for sale	$67	$—	$67	N/A	N/A	N/A
Other assets: other real estate owned	$2	$—	$2	N/A	N/A	N/A

September 30, 2019
Bank loans, net:
Impaired loans: residential	$7	$14	$21	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.4 yrs.)
Impaired loans: corporate	$—	$21	$21	Collateral or discounted cash flow (1)	Not meaningful (1)	Not meaningful (1)
Loan held for sale	$66	$—	$66	N/A	N/A	N/A
Other assets: other real estate owned	$1	$—	$1	N/A	N/A	N/A

(1)
The valuation techniques used for the corporate loans are based on collateral value less selling costs for the collateral dependent loans and discounted cash flows for impaired loans that are not collateral dependent.

Financial instruments not recorded at fair value

Many, but not all, of the financial instruments we hold were recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The following table presents the estimated fair value and fair value hierarchy of financial assets and liabilities that are not recorded at fair value in accordance with GAAP on the Condensed Consolidated Statements of Financial Condition at March 31, 2020 and September 30, 2019. This table excludes financial instruments that are carried at amounts which approximate fair value. Refer to Note 4 of our 2019 Form 10-K for a discussion of the fair value hierarchy classification of our financial instruments that are not recorded at fair value.

$ in millions	Level 2	Level 3	Total estimated fair value	Carrying amount
March 31, 2020
Financial assets:
Bank loans, net	$56	$21,823	$21,879	$21,693
Financial liabilities:
Bank deposits - certificates of deposit	$—	$1,191	$1,191	$1,150
Senior notes payable	$2,208	$—	$2,208	$2,044

September 30, 2019
Financial assets:
Bank loans, net	$75	$20,710	$20,785	$20,783
Financial liabilities:
Bank deposits - certificates of deposit	$—	$617	$617	$605
Senior notes payable	$1,760	$—	$1,760	$1,550

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

The following table details the amortized cost and fair values of our available-for-sale securities.

$ in millions	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2020
Agency residential MBS	$1,929	$56	$—	$1,985
Agency commercial MBS	533	16	—	549
Agency CMOs	1,677	39	(1)	1,715
Other securities	15	1	—	16
Total available-for-sale securities	$4,154	$112	$(1)	$4,265

September 30, 2019
Agency residential MBS	$1,555	$20	$(1)	$1,574
Agency commercial MBS	305	5	—	310
Agency CMOs	1,195	7	(3)	1,199
Other securities	10	—	—	10
Total available-for-sale securities	$3,065	$32	$(4)	$3,093

See Note 3 for additional information regarding the fair value of available-for-sale securities.

The following table details the contractual maturities, amortized costs, carrying values and current yields for our available-for-sale securities.  Since our MBS and CMO available-for-sale securities are backed by mortgages, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. As of March 31, 2020, the duration of our available-for-sale securities portfolio was approximately three years.

	March 31, 2020
$ in millions	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency residential MBS
Amortized cost	$—	$32	$791	$1,106	$1,929
Carrying value	$—	$33	$818	$1,134	$1,985
Agency commercial MBS
Amortized cost	$—	$189	$265	$79	$533
Carrying value	$—	$193	$276	$80	$549
Agency CMOs
Amortized cost	$—	$2	$79	$1,596	$1,677
Carrying value	$—	$2	$81	$1,632	$1,715
Other securities
Amortized cost	$—	$3	$12	$—	$15
Carrying value	$—	$4	$12	$—	$16
Total available-for-sale securities
Amortized cost	$—	$226	$1,147	$2,781	$4,154
Carrying value	$—	$232	$1,187	$2,846	$4,265
Weighted-average yield	—%	2.28%	2.34%	2.25%	2.27%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table details the gross unrealized losses and fair values of securities that were in a loss position at the reporting period end, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
$ in millions	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
March 31, 2020
Agency residential MBS	$7	$—	$—	$—	$7	$—
Agency commercial MBS	14	—	22	—	36	—
Agency CMOs	63	(1)	18	—	81	(1)
Total	$84	$(1)	$40	$—	$124	$(1)

September 30, 2019
Agency residential MBS	$166	$—	$114	$(1)	$280	$(1)
Agency commercial MBS	—	—	44	—	44	—
Agency CMOs	145	(1)	351	(2)	496	(3)
Other securities	2	—	—	—	2	—
Total	$313	$(1)	$509	$(3)	$822	$(4)

The contractual cash flows of our available-for-sale securities are guaranteed by the U.S. government or its agencies. At March 31, 2020, of the 20 available-for-sale securities in an unrealized loss position, 14 were in a continuous unrealized loss position for less than 12 months and 6 were for 12 months or more. At March 31, 2020, debt securities we held in excess of ten percent of our equity included Federal National Home Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) which had an amortized cost of $2.67 billion and $1.22 billion, respectively, and a fair value of $2.74 billion and $1.25 billion, respectively.

During the three and six months ended March 31, 2020 and 2019, there were no sales of available-for-sale securities.

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

	March 31, 2020			September 30, 2019
$ in millions	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate - matched book	$351	$351	$2,265	$280	$280	$2,296
Interest rate - other (1)	359	286	16,686	184	146	10,690
Foreign exchange	—	3	576	—	1	573
Equity	—	1	1	—	6	6
Subtotal	710	641	19,528	464	433	13,565
Derivatives designated as hedging instruments
Interest rate	—	1	850	1	—	850
Foreign exchange	—	3	816	—	1	856
Subtotal	—	4	1,666	1	1	1,706
Total gross fair value/notional amount	710	645	$21,194	465	434	$15,271
Offset on the Condensed Consolidated Statements of Financial Condition
Counterparty netting	(93)	(93)		(24)	(24)
Cash collateral netting	(170)	(125)		(103)	(97)
Total amounts offset	(263)	(218)		(127)	(121)
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	447	427		338	313
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
Financial instruments (2)	(372)	(351)		(297)	(280)
Total	$75	$76		$41	$33

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

The following table details the gains/(losses) included in accumulated other comprehensive income (“AOCI”), net of income taxes, on derivatives designated as hedging instruments. These gains/(losses) included any amounts reclassified from AOCI to net income during the period. See Note 16 for additional information.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2020	2019	2020	2019
Interest rate (cash flow hedges)	$(43)	$(13)	$(33)	$(30)
Foreign exchange (net investment hedges)	52	(11)	39	26
Total gains/(losses) in AOCI, net of taxes	$9	$(24)	$6	$(4)

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for each of the three and six months ended March 31, 2020 and 2019. We expect to reclassify $12 million of interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is 8 years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table details the gains/(losses) on derivatives not designated as hedging instruments recognized on the Condensed Consolidated Statements of Income and Comprehensive Income.

$ in millions		Three months ended March 31,		Six months ended March 31,
	Location of gain/(loss)	2020	2019	2020	2019
Interest rate	Principal transactions/other revenues	$—	$—	$5	$2
Foreign exchange	Other revenues	$43	$(4)	$32	$22
Equity	Compensation, commissions and benefits expense	$(1)	$—	$(1)	$5

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

Our only exposure to credit risk in the matched book derivatives operations is related to our uncollected derivative transaction fee revenues, which were insignificant as of both March 31, 2020 and September 30, 2019. We are not exposed to market risk on these derivatives due to the pass-through transaction structure described in Note 2 of our 2019 Form 10-K.

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

Derivatives with credit-risk-related contingent features

Certain of our derivative contracts contain provisions that require our debt to maintain an investment-grade rating from one or more of the major credit rating agencies. If our debt were to fall below investment-grade, the counterparties to the derivative instruments could terminate and request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position was insignificant as of both March 31, 2020 and September 30, 2019.

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

	Assets		Liabilities
$ in millions	Reverse repurchase agreements	Securities borrowed	Repurchase agreements	Securities loaned
March 31, 2020
Gross amounts of recognized assets/liabilities	$130	$250	$215	$28
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	130	250	215	28
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(130)	(240)	(215)	(24)
Net amounts	$—	$10	$—	$4

September 30, 2019
Gross amounts of recognized assets/liabilities	$343	$248	$150	$323
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	343	248	150	323
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(343)	(243)	(150)	(311)
Net amounts	$—	$5	$—	$12

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

$ in millions	March 31, 2020	September 30, 2019
Collateral we received that was available to be delivered or repledged	$2,503	$2,931
Collateral that we delivered or repledged	$763	$897

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

$ in millions	March 31, 2020	September 30, 2019
Had the right to deliver or repledge	$304	$591
Did not have the right to deliver or repledge	$65	$65
Bank loans, net pledged at Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank	$5,157	$4,653

Repurchase agreements, repurchase-to-maturity transactions and securities loaned accounted for as secured borrowings

The following table presents the remaining contractual maturity of repurchase agreements and securities lending transactions accounted for as secured borrowings.

$ in millions	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
March 31, 2020
Repurchase agreements:
Government and agency obligations	$45	$—	$—	$—	$45
Agency MBS and CMOs	170	—	—	—	170
Total repurchase agreements	215	—	—	—	215
Securities loaned:
Equity securities	28	—	—	—	28
Total	$243	$—	$—	$—	$243

September 30, 2019
Repurchase agreements:
Government and agency obligations	$70	$—	$—	$—	$70
Agency MBS and CMOs	80	—	—	—	80
Total repurchase agreements	150	—	—	—	150
Securities loaned:
Equity securities	323	—	—	—	323
Total	$473	$—	$—	$—	$473

As of both March 31, 2020 and September 30, 2019, we did not have any “repurchase-to-maturity” agreements, which are repurchase agreements where a security is transferred under an agreement to repurchase and the maturity date of the repurchase agreement matches the maturity date of the underlying security.

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

	March 31, 2020		September 30, 2019
$ in millions	Balance	%	Balance	%
Loans held for investment:
C&I loans	$8,316	38%	$8,098	38%
CRE construction loans	180	1%	185	1%
CRE loans	3,830	17%	3,652	17%
Tax-exempt loans	1,266	5%	1,241	6%
Residential mortgage loans	4,864	22%	4,454	21%
SBL and other	3,546	16%	3,349	16%
Total loans held for investment	22,002		20,979
Net unearned income and deferred expenses	(13)		(12)
Total loans held for investment, net	21,989		20,967
Loans held for sale, net	123	1%	142	1%
Total loans held for sale and investment	22,112	100%	21,109	100%
Allowance for loan losses	(324)		(218)
Bank loans, net	$21,788		$20,891

At March 31, 2020, the FHLB had a blanket lien on RJ Bank’s residential mortgage loan portfolio as security for the repayment of certain borrowings. See Note 12 for more information regarding borrowings from the FHLB.

Loans held for sale

RJ Bank originated or purchased $443 million and $1.15 billion of loans held for sale during the three and six months ended March 31, 2020, respectively, and $475 million and $1.27 billion during the three and six months ended March 31, 2019, respectively. Proceeds from the sale of these held for sale loans amounted to $220 million and $434 million during the three and six months ended March 31, 2020, respectively, and $100 million and $357 million during the three and six months ended March 31, 2019, respectively. Net gains resulting from such sales were insignificant in all periods during the three and six months ended March 31, 2020 and 2019.

Purchases and sales of loans held for investment

The following table presents purchases and sales of any loans held for investment by portfolio segment.

$ in millions	C&I loans	CRE loans	Residential mortgage loans	Total
Three months ended March 31, 2020
Purchases	$296	$5	$100	$401
Sales	$—	$—	$—	$—
Six months ended March 31, 2020
Purchases	$363	$5	$258	$626
Sales	$20	$—	$—	$20
Three months ended March 31, 2019
Purchases	$428	$25	$46	$499
Sales	$24	$—	$—	$24
Six months ended March 31, 2019
Purchases	$690	$25	$122	$837
Sales	$93	$—	$—	$93

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

$ in millions	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual	Current and accruing	Total loans held for investment
March 31, 2020
C&I loans	$—	$—	$—	$4	$8,312	$8,316
CRE construction loans	—	—	—	—	180	180
CRE loans	—	—	—	6	3,824	3,830
Tax-exempt loans	—	—	—	—	1,266	1,266
Residential mortgage loans:
First mortgage loans	1	—	1	14	4,824	4,839
Home equity loans/lines	—	—	—	—	25	25
SBL and other	—	—	—	—	3,546	3,546
Total loans held for investment	$1	$—	$1	$24	$21,977	$22,002

September 30, 2019
C&I loans	$—	$—	$—	$19	$8,079	$8,098
CRE construction loans	—	—	—	—	185	185
CRE loans	—	—	—	8	3,644	3,652
Tax-exempt loans	—	—	—	—	1,241	1,241
Residential mortgage loans:
First mortgage loans	2	—	2	16	4,409	4,427
Home equity loans/lines	—	—	—	—	27	27
SBL and other	—	—	—	—	3,349	3,349
Total loans held for investment	$2	$—	$2	$43	$20,934	$20,979

The preceding table includes $9 million and $32 million at March 31, 2020 and September 30, 2019, respectively, of nonaccrual loans which were current pursuant to their contractual terms.

Other real estate owned, included in “Other assets” on our Condensed Consolidated Statements of Financial Condition, was $3 million at both March 31, 2020 and September 30, 2019. The recorded investment in mortgage loans secured by one-to-four family residential properties for which formal foreclosure proceedings were in process was $7 million at both March 31, 2020 and September 30, 2019.

Impaired loans and troubled debt restructurings

The following table provides a summary of RJ Bank’s impaired loans.

	March 31, 2020			September 30, 2019
$ in millions	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
Impaired loans with allowance for loan losses:
C&I loans	$4	$4	$1	$19	$20	$6
Residential - first mortgage loans	8	10	1	11	13	1
Total	12	14	2	30	33	7
Impaired loans without allowance for loan losses:
CRE loans	7	12	—	8	13	—
Residential - first mortgage loans	11	17	—	11	17	—
Total	18	29	—	19	30	—
Total impaired loans	$30	$43	$2	$49	$63	$7

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The preceding table includes CRE and residential first mortgage loans troubled debt restructurings (“TDRs”) of $7 million and $17 million, respectively, at March 31, 2020 and C&I, CRE and residential first mortgage loans TDRs of $19 million, $8 million and $18 million, respectively, at September 30, 2019.

The average balance of the total impaired loans was as follows.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2020	2019	2020	2019
C&I loans	$9	$27	$13	$16
CRE loans	7	3	7	2
Residential - first mortgage loans	20	25	21	26
Total average impaired loan balance	$36	$55	$41	$44

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the credit quality of RJ Bank’s held for investment loan portfolio.

$ in millions	Pass	Special mention	Substandard	Doubtful	Total
March 31, 2020
C&I loans	$8,045	$142	$129	$—	$8,316
CRE construction loans	180	—	—	—	180
CRE loans	3,745	36	49	—	3,830
Tax-exempt loans	1,266	—	—	—	1,266
Residential mortgage loans:
First mortgage loans	4,808	8	23	—	4,839
Home equity loans/lines	25	—	—	—	25
SBL and other	3,546	—	—	—	3,546
Total loans held for investment	$21,615	$186	$201	$—	$22,002

September 30, 2019
C&I loans	$7,870	$152	$76	$—	$8,098
CRE construction loans	185	—	—	—	185
CRE loans	3,630	—	22	—	3,652
Tax-exempt loans	1,241	—	—	—	1,241
Residential mortgage loans:
First mortgage loans	4,392	10	25	—	4,427
Home equity loans/lines	27	—	—	—	27
SBL and other	3,349	—	—	—	3,349
Total loans held for investment	$20,694	$162	$123	$—	$20,979

Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for loan losses and reserve for unfunded lending commitments

The following table presents changes in the allowance for loan losses of RJ Bank by portfolio segment.

	Loans held for investment
$ in millions	C&I loans	CRE construction loans	CRE loans	Tax-exempt loans	Residential mortgage loans	SBL and other	Total
Three months ended March 31, 2020
Balance at beginning of period	$139	$2	$46	$8	$17	$4	$216
Provision for loan losses	59	1	42	3	1	3	109
Net (charge-offs)/recoveries:
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Net (charge-offs)/recoveries	—	—	—	—	—	—	—
Foreign exchange translation adjustment	(1)	—	—	—	—	—	(1)
Balance at end of period	$197	$3	$88	$11	$18	$7	$324

Six months ended March 31, 2020
Balance at beginning of period	$139	$3	$46	$9	$16	$5	$218
Provision for loan losses	59	—	42	2	2	2	107
Net (charge-offs)/recoveries:
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Net (charge-offs)/recoveries	—	—	—	—	—	—	—
Foreign exchange translation adjustment	(1)	—	—	—	—	—	(1)
Balance at end of period	$197	$3	$88	$11	$18	$7	$324

Three months ended March 31, 2019
Balance at beginning of period	$137	$3	$46	$9	$19	$5	$219
Provision/(benefit) for loan losses	6	—	2	(1)	(2)	—	5
Net (charge-offs)/recoveries:
Charge-offs	(3)	—	(3)	—	—	—	(6)
Recoveries	—	—	—	—	—	—	—
Net (charge-offs)/recoveries	(3)	—	(3)	—	—	—	(6)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of period	$140	$3	$45	$8	$17	$5	$218

Six months ended March 31, 2019
Balance at beginning of period	$123	$3	$47	$9	$17	$4	$203
Provision/(benefit) for loan losses	21	—	1	(1)	(1)	1	21
Net (charge-offs)/recoveries:
Charge-offs	(3)	—	(3)	—	—	—	(6)
Recoveries	—	—	—	—	1	—	1
Net (charge-offs)/recoveries	(3)	—	(3)	—	1	—	(5)
Foreign exchange translation adjustment	(1)	—	—	—	—	—	(1)
Balance at end of period	$140	$3	$45	$8	$17	$5	$218

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment (excluding any net unearned income and deferred expenses) and the related allowance for loan losses.

	Loans held for investment
	Allowance for loan losses			Recorded investment
$ in millions	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
March 31, 2020
C&I loans	$1	$196	$197	$4	$8,312	$8,316
CRE construction loans	—	3	3	—	180	180
CRE loans	—	88	88	6	3,824	3,830
Tax-exempt loans	—	11	11	—	1,266	1,266
Residential mortgage loans	1	17	18	25	4,839	4,864
SBL and other	—	7	7	—	3,546	3,546
Total	$2	$322	$324	$35	$21,967	$22,002

September 30, 2019
C&I loans	$6	$133	$139	$19	$8,079	$8,098
CRE construction loans	—	3	3	—	185	185
CRE loans	—	46	46	8	3,644	3,652
Tax-exempt loans	—	9	9	—	1,241	1,241
Residential mortgage loans	1	15	16	28	4,426	4,454
SBL and other	—	5	5	—	3,349	3,349
Total	$7	$211	$218	$55	$20,924	$20,979

The reserve for unfunded lending commitments, which is included in “Other payables” on our Condensed Consolidated Statements of Financial Condition, was $9 million at both March 31, 2020 and September 30, 2019.

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

$ in millions	Aggregate assets	Aggregate liabilities
March 31, 2020
Private Equity Interests	$34	$4
LIHTC funds	75	5
Restricted Stock Trust Fund	19	19
Total	$128	$28

September 30, 2019
Private Equity Interests	$65	$4
LIHTC funds	80	5
Restricted Stock Trust Fund	14	14
Total	$159	$23

The following table presents information about the carrying value of the assets and liabilities of the VIEs which we consolidate and which are included on our Condensed Consolidated Statements of Financial Condition. Intercompany balances are eliminated in consolidation and not reflected in the following table.

$ in millions	March 31, 2020	September 30, 2019
Assets:
Cash, cash equivalents and cash segregated pursuant to regulations	$6	$7
Other investments	33	63
Other assets	70	75
Total assets	$109	$145
Liabilities:
Other payables	$4	$4
Total liabilities	$4	$4
Noncontrolling interests	$35	$60

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

	March 31, 2020			September 30, 2019
$ in millions	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
Private Equity Interests	$5,175	$128	$59	$6,317	$117	$63
LIHTC funds	6,500	2,041	40	6,001	2,221	64
Other	220	129	4	205	115	4
Total	$11,895	$2,298	$103	$12,523	$2,453	$131

NOTE 9 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

Our goodwill and identified intangible assets result from various acquisitions. See Note 2 and 11 of our 2019 Form 10-K for information about our goodwill and intangible assets, including the related accounting policies.

We perform goodwill and indefinite-lived intangible asset impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value or indicate that the asset is impaired.  We performed our latest annual impairment testing for our goodwill and indefinite-lived intangible asset as of our January 1, 2020 evaluation date, evaluating balances as of December 31, 2019. We performed a qualitative impairment assessment for each of our reporting units that had goodwill, as well as for our indefinite-lived intangible asset.  Based upon the outcome of our qualitative assessments, no impairment was identified.

Our qualitative assessments consider macroeconomic indicators, such as trends in equity and fixed income markets, gross domestic product, unemployment rates, interest rates, housing markets and trade policy. We also consider regulatory changes, reporting unit specific results, and changes in key personnel and strategy. Changes in these indicators, and our ability to respond to such changes, may trigger the need for impairment testing at a point other than our annual assessment date.

Subsequent to our annual impairment testing, as a result of a deterioration in market conditions due to the COVID-19 pandemic, we performed an evaluation to determine whether the economic impacts resulting from the pandemic were indicators requiring us to perform an impairment test as of March 31, 2020. Multiple factors, including performance, macroeconomic, and fair value indicators, were assessed with respect to each of our reporting units to determine whether it was more likely than not that the estimated fair value of any of these reporting units was less than its estimated carrying value. As a result of our review, we concluded that the fair value of our reporting units had not more likely than not been reduced below their respective carrying values and that the impact of the COVID-19 pandemic through the end of our second fiscal quarter of 2020 was not a triggering event to perform a quantitative test. We will continue to monitor the effects of the COVID-19 pandemic, including continued market declines, unfavorable economic conditions, declining financial performance, and other factors that could increase the risk of impairment of our goodwill and indefinite-lived intangible asset in future periods.

NOTE 10 – LEASES

We have operating leases for the premises we occupy in many of our U.S. and foreign locations, including our employee-based branch office operations. We also lease certain office and technology equipment. At inception, we determine if an arrangement to utilize a building or piece of equipment is a lease and, if so, the appropriate lease classification. If the arrangement is determined to be a lease, we recognize a ROU asset and a corresponding lease liability on our balance sheet. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. We have elected the practical expedient, where leases with an initial term of 12 months or less are not recorded as an ROU asset or lease liability. Our lease terms include any noncancelable periods and may reflect periods covered by options to extend or terminate when it is reasonably certain that we will exercise those options. As of March 31, 2020, the weighted average remaining lease term for our operating leases was five years.

We record our operating lease ROU assets at the amount of the lease liability plus any prepaid rent and initial direct costs, less any lease incentives and accrued rent. We record lease liabilities at commencement date based on the present value of lease payments over the lease term, which is discounted using our commencement date incremental borrowing rate. Our incremental borrowing rate considers the weighted average yields on our senior notes payable, adjusted for collateralization and tenor. As of March 31, 2020, the weighted-

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

average discount rate for our operating leases was 3.86%. Payments that vary because of changes in facts or circumstances occurring after the commencement date are considered variable and are expensed in the period incurred. For our real estate leases, we elected the practical expedient to account for the lease and non-lease components as a single lease. We have not elected the practical expedient for our equipment leases and account for lease and non-lease components separately. As of March 31, 2020, ROU assets of $327 million and lease liabilities of $351 million were included as components of “Other assets” and “Other payables,” respectively, on our Condensed Consolidated Statements of Financial Condition.

Lease expense

Lease expense for operating lease payments is recognized on a straight-line basis over the lease term if the ROU asset has not been impaired or abandoned.

The components of lease expense were as follows.

$ in million	Three months ended March 31, 2020	Six months ended March 31, 2020
Operating lease costs	$23	$46
Variable lease costs	$4	$12

Variable lease costs in the preceding table includes payments for common area maintenance charges and other variable costs that are not reflected in the measurement of ROU assets and lease liabilities.

Finance leases and sublease income were immaterial for all periods presented. Short-term lease expenses for the three and six months ended March 31, 2020 were immaterial.

Lease liabilities

Maturities of lease liabilities as of March 31, 2020 were as follows.

Maturity of lease liabilities for fiscal year ended September 30,	$ in millions
Remainder of 2020	$43
2021	95
2022	72
2023	58
2024	44
After 2024	79
Total lease payments	391
Less: interest	40
Present value of lease liabilities	$351

Operating lease payments in the preceding table exclude $93 million of legally binding minimum lease payments for leases signed but not yet commenced. These leases are estimated to commence between fiscal year 2020 and 2021 with lease terms ranging from two years to ten years.

Statement of cash flows supplemental information

$ in millions	Three months ended March 31, 2020	Six months ended March 31, 2020
Cash outflows - lease liabilities	$24	$47
Non-cash - ROU assets recorded for new and modified leases	$27	$39

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

	March 31, 2020		September 30, 2019
$ in millions	Balance	Weighted-average rate	Balance	Weighted-average rate
Savings and money market accounts	$28,715	0.01%	$21,654	0.25%
Certificates of deposit	1,150	1.99%	605	2.33%
NOW accounts	136	1.92%	6	0.01%
Demand deposits (non-interest-bearing)	22	—	16	—
Total	$30,023	0.09%	$22,281	0.31%

Total bank deposits in the preceding table exclude affiliate deposits of $179 million at March 31, 2020 and $163 million at September 30, 2019, all of which were held in a deposit account at RJ Bank on behalf of RJF.

Savings and money market accounts in the preceding table consist primarily of deposits that are cash balances swept from the client investment accounts maintained at Raymond James & Associates, Inc. (“RJ&A”) to RJ Bank. These balances are held in Federal Deposit Insurance Corporation (“FDIC”)-insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”). The aggregate amount of individual time deposit account balances that exceeded the FDIC insurance limit at March 31, 2020 was approximately $65 million.

The following table sets forth the scheduled maturities of certificates of deposit.

	March 31, 2020		September 30, 2019
$ in millions	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
Three months or less	$84	$20	$24	$19
Over three through six months	57	26	26	21
Over six through twelve months	67	85	75	37
Over one through two years	26	175	32	36
Over two through three years	54	160	40	93
Over three through four years	68	171	66	47
Over four through five years	7	150	38	51
Total certificates of deposit	$363	$787	$301	$304

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Interest expense on deposits, excluding interest expense related to affiliate deposits, is summarized in the following table.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2020	2019	2020	2019
Savings, money market, and NOW accounts	$6	$34	$18	$67
Certificates of deposit	6	3	10	5
Total interest expense on deposits	$12	$37	$28	$72

NOTE 12 – OTHER BORROWINGS

The following table details the components of other borrowings.

$ in millions	March 31, 2020	September 30, 2019
FHLB advances	$875	$875
Mortgage notes payable and other	16	19
Total other borrowings	$891	$894

FHLB advances

Borrowings from the FHLB as of March 31, 2020 and September 30, 2019, were comprised of both floating and fixed-rate advances. As of March 31, 2020 and September 30, 2019, the floating-rate advances totaled $850 million. The interest rates on the floating-rate advances, which mature in December 2022, reset quarterly and are generally based on LIBOR. We use interest rate swaps to manage the risk of increases in interest rates associated with these floating-rate advances by converting the balances subject to variable interest rates to a fixed interest rate. Refer to Note 2 of our 2019 Form 10-K for information regarding these interest rate swaps, which are accounted for as hedging instruments. As of both March 31, 2020 and September 30, 2019, the fixed-rate advance totaled $25 million and bears interest at a fixed rate of 3.4%. This advance matures in October 2020. All of the advances were secured by a blanket lien granted to the FHLB on our residential mortgage loan portfolio. The weighted average interest rate on these FHLB advances as of March 31, 2020 and September 30, 2019 was 1.42% and 2.17%, respectively.

Secured and unsecured financing arrangements

On February 19, 2019, RJF and RJ&A entered into an unsecured revolving credit facility agreement (the “Credit Facility”). The Credit Facility has a maturity date of February 2024 and the lenders include a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $500 million, with a sublimit of $300 million for RJF. RJ&A may borrow up to $500 million under the Credit Facility, depending on the amount of outstanding borrowings of RJF. The interest rates on borrowings under the Credit Facility are variable and based on LIBOR, as adjusted for RJF’s credit rating. There were no borrowings outstanding on the Credit Facility as of March 31, 2020. There is a facility fee associated with the Credit Facility, which also varies with RJF’s credit rating. Based upon RJF’s credit rating as of March 31, 2020, the variable rate facility fee, which is applied to the committed amount, was 0.175% per annum.

In addition to the Credit Facility, we maintain various secured and unsecured lines of credit, which are generally utilized to finance certain fixed income securities or for cash management purposes. Borrowings during the period were generally day-to-day and there were no borrowings outstanding on these arrangements as of March 31, 2020. The interest rates for these arrangements are variable and are based on the Fed Funds rate, LIBOR, a lenders prime rate, or the Canadian prime rate, as applicable.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 – SENIOR NOTES PAYABLE

The following table summarizes our senior notes payable.

$ in millions	March 31, 2020	September 30, 2019
5.625% senior notes, due 2024	$250	$250
3.625% senior notes, due 2026	500	500
4.65% senior notes, due 2030	500	—
4.95% senior notes, due 2046	800	800
Total principal amount	2,050	1,550
Unaccreted premium/(discount)	10	11
Unamortized debt issuance costs	(16)	(11)
Total senior notes payable	$2,044	$1,550

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

In March 2020, we sold in a registered underwritten public offering $500 million in aggregate principal amount of 4.65% senior notes due April 2030. Interest on these senior notes is payable semi-annually. We may redeem some or all of these senior notes at any time prior to January 1, 2030, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the redemption date at a discount rate equal to a designated U.S. Treasury rate, plus 50 basis points; and on or after January 1, 2030, at 100% of the principal amount of the notes redeemed; plus, in each case, accrued and unpaid interest thereon to the redemption date.

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

NOTE 14 – INCOME TAXES

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Effective tax rate

Our effective income tax rate was 26.9% for the six months ended March 31, 2020, which was higher than the 24.8% effective tax rate for fiscal year 2019. The increase in the effective tax rate was primarily due to the unfavorable impact in the current period of non-deductible valuation losses associated with our company-owned life insurance policies.

Uncertain tax positions

We anticipate that the uncertain tax position liability balance will not change significantly over the next twelve months.

NOTE 15 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Loan and underwriting commitments

In the normal course of business, we enter into commitments for fixed income and equity underwritings. As of March 31, 2020, we had four such open underwriting commitments, which were subsequently settled in open market transactions and none of which resulted in a significant loss.

We offer loans to prospective financial advisors and certain key revenue producers primarily for recruiting, transitional cost assistance, and retention purposes (see Note 2 of our 2019 Form 10-K for a discussion of our accounting policies governing these transactions). These offers are contingent upon certain events occurring, including the individuals joining us and meeting certain conditions outlined in their offer. Our unfunded loan commitments related to such offers were insignificant as of March 31, 2020.

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

The following table presents RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding.

$ in millions	March 31, 2020	September 30, 2019
Open-end consumer lines of credit (primarily SBL)	$10,758	$9,328
Commercial lines of credit	$1,153	$1,527
Unfunded loan commitments	$676	$599
Standby letters of credit	$40	$40

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Investment commitments

We had unfunded commitments to various investments, including private equity investments and certain RJ Bank investments, of $41 million as of March 31, 2020.

Other commitments

Raymond James Tax Credit Funds, Inc. (“RJTCF”) sells investments in project partnerships to various LIHTC funds, which have third-party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells investments in project partnerships to LIHTC funds within 90 days of their acquisition. Until such investments are sold to LIHTC funds, RJTCF is responsible for funding investment commitments to such partnerships. As of March 31, 2020, RJTCF had committed approximately $204 million to project partnerships that had not yet been sold to LIHTC funds. Because we expect to sell these project partnerships to LIHTC funds and the equity funding events arise over future periods, the contractual commitments are not expected to impact our future liquidity requirements. RJTCF may also make short-term loans or advances to project partnerships and LIHTC funds.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency MBS (see the discussion of these activities within Note 2 of our 2019 Form 10-K).  At March 31, 2020, we had $331 million principal amount of outstanding forward MBS purchase commitments, which were expected to be purchased within 90 days following commitment.  In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and the date of sale of the MBS, we enter into TBA security contracts with investors for generic MBS at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the MBS differs significantly from the term and notional amount of the TBA security contract to which we entered.  These TBA securities and related purchase commitments are accounted for at fair value. As of March 31, 2020, the fair value of the TBA securities and the estimated fair value of the purchase commitments were insignificant.

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

We guarantee the debt of one of our private equity investments. The amount of such debt, including the undrawn portion of a revolving credit facility, was $13 million as of March 31, 2020. The debt, which matures in 2021, is secured by substantially all of the assets of the borrower.

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

There are certain matters for which we are unable to estimate the upper end of the range of reasonably possible loss. With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss as of March 31, 2020, we estimated the upper end of the range of reasonably possible aggregate loss to be approximately $80 million in excess of the aggregate accruals for such matters.  Refer to Note 2 of our 2019 Form 10-K for a discussion of our criteria for recognizing liabilities for contingencies.

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

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

All of the components of other comprehensive income (“OCI”), net of tax, were attributable to RJF. The following table presents the net change in AOCI as well as the changes, and the related tax effects, of each component of AOCI.

$ in millions	Net investment hedges	Currency translations	Subtotal: net investment hedges and currency translations	Available- for-sale securities	Cash flow hedges	Total
Three months ended March 31, 2020
AOCI as of beginning of period	$97	$(113)	$(16)	$20	$(9)	$(5)
OCI:
OCI before reclassifications and taxes	69	(78)	(9)	85	(58)	18
Amounts reclassified from AOCI, before tax	—	—	—	—	—	—
Pre-tax net OCI	69	(78)	(9)	85	(58)	18
Income tax effect	(17)	—	(17)	(22)	15	(24)
OCI for the period, net of tax	52	(78)	(26)	63	(43)	(6)
AOCI as of end of period	$149	$(191)	$(42)	$83	$(52)	$(11)

Six months ended March 31, 2020
AOCI as of beginning of period	$110	$(135)	$(25)	$21	$(19)	$(23)
OCI:
OCI before reclassifications and taxes	52	(56)	(4)	83	(44)	35
Amounts reclassified from AOCI, before tax	—	—	—	—	—	—
Pre-tax net OCI	52	(56)	(4)	83	(44)	35
Income tax effect	(13)	—	(13)	(21)	11	(23)
OCI for the period, net of tax	39	(56)	(17)	62	(33)	12
AOCI as of end of period	$149	$(191)	$(42)	$83	$(52)	$(11)

Three months ended March 31, 2019
AOCI as of beginning of period	$125	$(161)	$(36)	$(28)	$25	$(39)
OCI:
OCI before reclassifications and taxes	(15)	19	4	26	(16)	14
Amounts reclassified from AOCI, before tax	—	—	—	—	(2)	(2)
Pre-tax net OCI	(15)	19	4	26	(18)	12
Income tax effect	4	—	4	(7)	5	2
OCI for the period, net of tax	(11)	19	8	19	(13)	14
AOCI as of end of period	$114	$(142)	$(28)	$(9)	$12	$(25)

Six months ended March 31, 2019
AOCI as of beginning of period	$88	$(111)	$(23)	$(46)	$42	$(27)
Cumulative effect of adoption of ASU 2018-02	—	—	—	(4)	—	(4)
OCI:
OCI before reclassifications and taxes	34	(31)	3	58	(40)	21
Amounts reclassified from AOCI, before tax	—	—	—	—	(3)	(3)
Pre-tax net OCI	34	(31)	3	58	(43)	18
Income tax effect	(8)	—	(8)	(17)	13	(12)
OCI for the period, net of tax	26	(31)	(5)	41	(30)	6
AOCI as of end of period	$114	$(142)	$(28)	$(9)	$12	$(25)

As of October 1, 2018, we adopted accounting guidance (ASU 2016-01) that generally requires changes in the fair value of equity securities to be recorded in net income. Accordingly, as of the date of adoption, we reclassified a cumulative unrealized gain on such securities, net of tax, from AOCI to retained earnings.

Reclassifications from AOCI to net income, excluding taxes, for the three and six months ended March 31, 2019 were recorded in “Interest expense” on the Condensed Consolidated Statements of Income and Comprehensive Income.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Our net investment hedges and cash flow hedges relate to our derivatives associated with RJ Bank’s business operations. See Note 2 of our 2019 Form 10-K and Note 5 for additional information on these derivatives.

NOTE 17 – REVENUES

The following tables present our sources of revenues by segment. For further information about our significant accounting policies related to revenue recognition, see Note 2 of our 2019 Form 10-K. See Note 22 of this Form 10-Q for additional information on our segment results.

	Three months ended March 31, 2020
$ in millions	Private Client Group	Capital Markets	Asset Management	RJ Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$833	$1	$177	$—	$(5)	$1,006
Brokerage revenues:
Securities commissions:
Mutual and other fund products	163	1	2	—	—	166
Insurance and annuity products	99	—	—	—	—	99
Equities, ETFs and fixed income products	105	40	—	—	—	145
Subtotal securities commissions	367	41	2	—	—	410
Principal transactions (1)	17	89	—	—	(1)	105
Total brokerage revenues	384	130	2	—	(1)	515
Account and services fees:
Mutual fund and annuity service fees	88	—	—	—	—	88
RJBDP fees	99	—	—	—	(48)	51
Client account and other fees	35	2	4	—	(8)	33
Total account and service fees	222	2	4	—	(56)	172
Investment banking:
Merger & acquisition and advisory	—	72	—	—	—	72
Equity underwriting	11	43	—	—	—	54
Debt underwriting	—	22	—	—	—	22
Total investment banking	11	137	—	—	—	148
Other:
Tax credit fund revenues	—	12	—	—	—	12
All other (1)	7	4	1	5	(44)	(27)
Total other	7	16	1	5	(44)	(15)
Total non-interest revenues	1,457	286	184	5	(106)	1,826
Interest income (1)	45	10	—	223	7	285
Total revenues	1,502	296	184	228	(99)	2,111
Interest expense	(7)	(6)	—	(18)	(12)	(43)
Net revenues	$1,495	$290	$184	$210	$(111)	$2,068

(1)	These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended March 31, 2019
$ in millions	Private Client Group	Capital Markets	Asset Management	RJ Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$638	$1	$149	$—	$(5)	$783
Brokerage revenues:
Securities commissions:
Mutual and other fund products	145	1	2	—	—	148
Insurance and annuity products	99	—	—	—	—	99
Equities, ETFs and fixed income products	74	30	—	—	(2)	102
Subtotal securities commissions	318	31	2	—	(2)	349
Principal transactions (1)	20	72	—	—	1	93
Total brokerage revenues	338	103	2	—	(1)	442
Account and services fees:
Mutual fund and annuity service fees	82	—	1	—	(5)	78
RJBDP fees	122	—	1	—	(44)	79
Client account and other fees	27	2	8	—	(3)	34
Total account and service fees	231	2	10	—	(52)	191
Investment banking:
Merger & acquisition and advisory	—	121	—	—	—	121
Equity underwriting	8	18	—	—	(1)	25
Debt underwriting	—	17	—	—	—	17
Total investment banking	8	156	—	—	(1)	163
Other:
Tax credit fund revenues	—	14	—	—	—	14
All other (1)	9	—	—	7	1	17
Total other	9	14	—	7	1	31
Total non-interest revenues	1,224	276	161	7	(58)	1,610
Interest income (1)	58	9	1	247	9	324
Total revenues	1,282	285	162	254	(49)	1,934
Interest expense	(11)	(8)	—	(42)	(14)	(75)
Net revenues	$1,271	$277	$162	$212	$(63)	$1,859

(1)	These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended March 31, 2020
$ in millions	Private Client Group	Capital Markets	Asset Management	RJ Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,615	$3	$353	$—	$(10)	$1,961
Brokerage revenues:
Securities commissions:
Mutual and other fund products	307	4	4	—	(1)	314
Insurance and annuity products	200	—	—	—	—	200
Equities, ETFs and fixed income products	190	70	—	—	(1)	259
Subtotal securities commissions	697	74	4	—	(2)	773
Principal transactions (1)	34	171	—	—	(3)	202
Total brokerage revenues	731	245	4	—	(5)	975
Account and services fees:
Mutual fund and annuity service fees	178	—	1	—	(1)	178
RJBDP fees	204	—	—	—	(95)	109
Client account and other fees	64	3	8	—	(12)	63
Total account and service fees	446	3	9	—	(108)	350
Investment banking:
Merger & acquisition and advisory	—	132	—	—	—	132
Equity underwriting	22	82	—	—	—	104
Debt underwriting	—	53	—	—	—	53
Total investment banking	22	267	—	—	—	289
Other:
Tax credit fund revenues	—	30	—	—	—	30
All other (1)	16	4	1	11	(48)	(16)
Total other	16	34	1	11	(48)	14
Total non-interest revenues	2,830	552	367	11	(171)	3,589
Interest income (1)	94	18	1	454	15	582
Total revenues	2,924	570	368	465	(156)	4,171
Interest expense	(15)	(12)	—	(39)	(28)	(94)
Net revenues	$2,909	$558	$368	$426	$(184)	$4,077

(1)	These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended March 31, 2019
$ in millions	Private Client Group	Capital Markets	Asset Management	RJ Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,345	$3	$310	$—	$(10)	$1,648
Brokerage revenues:
Securities commissions:
Mutual and other fund products	302	3	5	—	(2)	308
Insurance and annuity products	203	—	—	—	—	203
Equities, ETFs and fixed income products	158	70	—	—	(2)	226
Subtotal securities commissions	663	73	5	—	(4)	737
Principal transactions (1)	39	129	—	1	—	169
Total brokerage revenues	702	202	5	1	(4)	906
Account and services fees:
Mutual fund and annuity service fees	165	—	2	—	(8)	159
RJBDP fees	231	—	2	—	(85)	148
Client account and other fees	60	2	15	—	(8)	69
Total account and service fees	456	2	19	—	(101)	376
Investment banking:
Merger & acquisition and advisory	—	206	—	—	—	206
Equity underwriting	15	45	—	—	—	60
Debt underwriting	—	34	—	—	—	34
Total investment banking	15	285	—	—	—	300
Other:
Tax credit fund revenues	—	33	—	—	—	33
All other (1)	16	2	—	12	5	35
Total other	16	35	—	12	5	68
Total non-interest revenues	2,534	527	334	13	(110)	3,298
Interest income (1)	114	19	2	486	19	640
Total revenues	2,648	546	336	499	(91)	3,938
Interest expense	(21)	(16)	—	(84)	(27)	(148)
Net revenues	$2,627	$530	$336	$415	$(118)	$3,790

(1)	These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

At March 31, 2020 and September 30, 2019, net receivables related to contracts with customers were $319 million and $347 million, respectively.

We record deferred revenue from contracts with customers when payment is received prior to the performance of our obligation to the customer. Deferred revenue balances were not material as of March 31, 2020 and September 30, 2019.

We have elected the practical expedient allowable by the accounting guidance to not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 18 – INTEREST INCOME AND INTEREST EXPENSE

The following table details the components of interest income and interest expense.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2020	2019	2020	2019
Interest income:
Assets segregated pursuant to regulations	$11	$17	$22	$32
Trading instruments	7	6	13	13
Available-for-sale securities	19	17	37	33
Margin loans	21	31	48	63
Bank loans, net of unearned income and deferred expenses	198	220	404	434
Loans to financial advisors	5	5	10	9
Corporate cash and all other	24	28	48	56
Total interest income	$285	$324	$582	$640
Interest expense:
Bank deposits	$12	$37	$28	$72
Trading instruments sold but not yet purchased	1	2	2	4
Brokerage client payables	3	5	6	11
Other borrowings	5	5	10	11
Senior notes payable	19	18	37	36
Other	3	8	11	14
Total interest expense	43	75	94	148
Net interest income	242	249	488	492
Bank loan loss provision	(109)	(5)	(107)	(21)
Net interest income after bank loan loss provision	$133	$244	$381	$471

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

During the three and six months ended March 31, 2020, we granted approximately 100 thousand and 1.6 million RSUs, respectively, to employees and outside members of our Board of Directors with a weighted-average grant-date fair value of $79.73 and $88.53, respectively. For the three and six months ended March 31, 2020, total compensation expense for RSUs granted to our employees and members of our Board of Directors was $27 million and $67 million, respectively, compared with $23 million and $61 million, respectively, for the three and six months ended March 31, 2019.

As of March 31, 2020, there were $216 million of total pre-tax compensation costs not yet recognized (net of estimated forfeitures) related to RSUs granted to employees and members of our Board of Directors, including those granted during the six months ended March 31, 2020. These costs are expected to be recognized over a weighted-average period of 3.4 years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 20 – REGULATORY CAPITAL REQUIREMENTS

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

RJF and RJ Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 capital to average assets (as defined), and under rules defined under the Basel III capital framework, Common equity Tier 1 capital (“CET1”) to risk-weighted assets. RJF and RJ Bank each calculate these ratios under the Basel III standardized approach in order to assess compliance with both regulatory requirements and their internal capital policies.  In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. As of March 31, 2020, both RJF’s and RJ Bank’s capital levels exceeded the capital conservation buffer requirement and were each categorized as “well-capitalized.”

For further discussion of regulatory capital requirements applicable to certain of our businesses and subsidiaries, see Note 22 of our 2019 Form 10-K.

To meet requirements for capital adequacy purposes or to be categorized as “well-capitalized,” RJF must maintain minimum CET1, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJF as of March 31, 2020:
CET1	$6,183	24.1%	$1,156	4.5%	$1,669	6.5%
Tier 1 capital	$6,183	24.1%	$1,541	6.0%	$2,054	8.0%
Total capital	$6,490	25.3%	$2,054	8.0%	$2,568	10.0%
Tier 1 leverage	$6,183	14.2%	$1,745	4.0%	$2,181	5.0%

RJF as of September 30, 2019:
CET1	$5,971	24.8%	$1,085	4.5%	$1,567	6.5%
Tier 1 capital	$5,971	24.8%	$1,446	6.0%	$1,928	8.0%
Total capital	$6,207	25.8%	$1,928	8.0%	$2,410	10.0%
Tier 1 leverage	$5,971	15.7%	$1,525	4.0%	$1,906	5.0%

RJF’s Tier 1 capital and Total capital ratios at March 31, 2020 decreased compared to September 30, 2019, due to the impact of increases to cash segregated pursuant to regulations and growth of bank assets, primarily bank loans, partially offset by the impact of higher equity due to positive earnings, net of share repurchases and dividends. RJF’s Tier 1 leverage ratio at March 31, 2020 decreased compared to September 30, 2019 due to the growth of average assets, primarily related to cash, cash and cash equivalents segregated pursuant to regulations, and bank loans, partially offset by the aforementioned change in equity.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

To meet the requirements for capital adequacy or to be categorized as “well-capitalized,” RJ Bank must maintain CET1, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJ Bank as of March 31, 2020:
CET1	$2,232	12.7%	$792	4.5%	$1,144	6.5%
Tier 1 capital	$2,232	12.7%	$1,056	6.0%	$1,408	8.0%
Total capital	$2,454	13.9%	$1,408	8.0%	$1,760	10.0%
Tier 1 leverage	$2,232	8.1%	$1,102	4.0%	$1,377	5.0%

RJ Bank as of September 30, 2019:
CET1	$2,246	13.2%	$764	4.5%	$1,103	6.5%
Tier 1 capital	$2,246	13.2%	$1,018	6.0%	$1,358	8.0%
Total capital	$2,458	14.5%	$1,358	8.0%	$1,697	10.0%
Tier 1 leverage	$2,246	8.8%	$1,021	4.0%	$1,276	5.0%

RJ Bank’s Tier 1 capital and Total capital ratios at March 31, 2020 decreased compared to September 30, 2019 due to dividends paid during the period exceeding earnings and growth in assets, primarily bank loans. RJ Bank’s Tier 1 leverage ratio at March 31, 2020 decreased compared to September 30, 2019 due to the growth in average assets, primarily related to cash and bank loans, as well as the aforementioned change in equity.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. The following table presents the net capital position of RJ&A.

$ in millions	March 31, 2020	September 30, 2019
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	41.5%	39.7%
Net capital	$1,122	$1,056
Less: required net capital	(54)	(53)
Excess net capital	$1,068	$1,003

As of March 31, 2020, RJFS, RJ Ltd., RJ Trust and all of our other active regulated domestic and international subsidiaries were in compliance with and exceeded all applicable capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 21 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share.

	Three months ended March 31,		Six months ended March 31,
in millions, except per share amounts	2020	2019	2020	2019
Income for basic earnings per common share:
Net income	$169	$261	$437	$510
Less allocation of earnings and dividends to participating securities	—	—	(1)	—
Net income attributable to RJF common shareholders	$169	$261	$436	$510
Income for diluted earnings per common share:
Net income	$169	$261	$437	$510
Less allocation of earnings and dividends to participating securities	—	—	(1)	—
Net income attributable to RJF common shareholders	$169	$261	$436	$510
Common shares:
Average common shares in basic computation	138.4	140.8	138.4	142.5
Dilutive effect of outstanding stock options and certain RSUs	2.7	3.1	2.9	2.9
Average common shares used in diluted computation	141.1	143.9	141.3	145.4
Earnings per common share:
Basic	$1.22	$1.85	$3.15	$3.58
Diluted	$1.20	$1.81	$3.09	$3.51
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	0.7	0.5	0.6	1.6

The allocation of earnings and dividends to participating securities in the preceding table represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities.  Participating securities represent unvested restricted stock and certain RSUs. Participating securities and related dividends paid on these participating securities were insignificant for the three and six months ended March 31, 2020 and 2019.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are detailed in the following table for each respective period.

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Dividends per common share - declared	$0.37	$0.34	$0.74	$0.68
Dividends per common share - paid	$0.37	$0.34	$0.71	$0.64

NOTE 22 – SEGMENT INFORMATION

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present information concerning operations in these segments.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2020	2019	2020	2019
Net revenues:
Private Client Group	$1,495	$1,271	$2,909	$2,627
Capital Markets	290	277	558	530
Asset Management	184	162	368	336
RJ Bank	210	212	426	415
Other	(44)	—	(52)	2
Intersegment eliminations	(67)	(63)	(132)	(120)
Total net revenues	$2,068	$1,859	$4,077	$3,790
Pre-tax income/(loss):
Private Client Group	$170	$132	$323	$296
Capital Markets	28	41	57	53
Asset Management	73	55	146	119
RJ Bank	14	136	149	246
Other	(46)	(17)	(77)	(35)
Total pre-tax income	$239	$347	$598	$679

No individual client accounted for more than ten percent of revenues in any of the periods presented.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2020	2019	2020	2019
Net interest income/(expense):
Private Client Group	$38	$47	$79	$93
Capital Markets	4	1	6	3
Asset Management	—	1	1	2
RJ Bank	205	205	415	402
Other and intersegment eliminations	(5)	(5)	(13)	(8)
Net interest income	$242	$249	$488	$492

The following table presents our total assets on a segment basis.

$ in millions	March 31, 2020	September 30, 2019
Total assets:
Private Client Group	$12,531	$9,042
Capital Markets	2,118	2,287
Asset Management	348	401
RJ Bank	33,434	25,516
Other	1,378	1,584
Total	$49,809	$38,830

The following table presents goodwill, which was included in our total assets, on a segment basis.

$ in millions	March 31, 2020	September 30, 2019
Goodwill:
Private Client Group	$274	$275
Capital Markets	120	120
Asset Management	69	69
Total	$463	$464

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

We have operations in the U.S., Canada and Europe. Substantially all long-lived assets are located in the U.S.  The following table presents our net revenues and pre-tax income classified by major geographic area in which they were earned.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2020	2019	2020	2019
Net revenues:
U.S.	$1,920	$1,729	$3,795	$3,525
Canada	112	90	207	189
Europe	36	40	75	76
Total	$2,068	$1,859	$4,077	$3,790
Pre-tax income/(loss):
U.S.	$227	$334	$579	$664
Canada	13	7	21	23
Europe (1)	(1)	6	(2)	(8)
Total	$239	$347	$598	$679

(1)
The pre-tax loss in Europe for the six months ended March 31, 2019 reflects a $15 million loss on the sale of our operations related to research, sales and trading of European equities incurred during the first fiscal quarter of 2019.

The following table presents our total assets by major geographic area in which they were held.

$ in millions	March 31, 2020	September 30, 2019
Total assets:
U.S.	$46,507	$35,978
Canada	3,189	2,754
Europe	113	98
Total	$49,809	$38,830

The following table presents goodwill, which was included in our total assets, classified by major geographic area in which it was held.

$ in millions	March 31, 2020	September 30, 2019
Goodwill:
U.S.	$433	$433
Canada	22	23
Europe	8	8
Total	$463	$464

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Factors affecting “forward-looking statements”

Certain statements made in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning future strategic objectives, business prospects, anticipated savings, financial results (including expenses, earnings, liquidity, cash flow and capital expenditures), industry or market conditions, demand for and pricing of our products, acquisitions and divestitures, anticipated results of litigation, our effective tax rate, regulatory developments, effects of accounting pronouncements, and general economic conditions.  In addition, words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. Forward-looking statements are not guarantees, and they involve risks, uncertainties and assumptions.  Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from those expressed in the forward-looking statements.  We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in our filings with the SEC from time to time, including our most recent Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q, which are available at www.raymondjames.com and the SEC’s website at www.sec.gov. We expressly disclaim any obligation to update any forward-looking statement in the event it later turns out to be inaccurate, whether as a result of new information, future events or otherwise.

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

Executive overview

Quarter ended March 31, 2020 compared with the quarter ended March 31, 2019

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency due to the impact of the pandemic. As a result of the spread of COVID-19, governments and other authorities around the world have imposed measures intended to control the spread of the disease, including restrictions on travel and the conduct of business, such as stay-at-home orders, quarantines, travel bans, border closings, business closures and other similar measures. In response, we activated our business continuity plan endeavoring to safeguard our employees, with nearly all of our employees now working remotely, while still maintaining our standard of client service. Our systems and infrastructure have continued to support the increased volumes of activity, without any significant operational or technology disruptions.

The worldwide COVID-19 pandemic had a negative impact on our business during our quarter ended March 31, 2020, as the spread of the disease and measures intended to prevent its spread have caused significant volatility and disruption in the financial markets both globally and in the U.S. We expect the COVID-19 pandemic and the measures taken to prevent its spread to have a more significant impact on the remainder of fiscal 2020 than it did during the quarter ended March 31, 2020, although the extent of such effects will depend on future developments that are highly uncertain and cannot be predicted.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

During the quarter ended March 31, 2020, net revenues of $2.07 billion increased $209 million, or 11%, compared with the prior-year quarter. Pre-tax income of $239 million decreased $108 million, or 31%, and net income of $169 million decreased $92 million, or 35%, both primarily due to a significant increase in the bank loan loss provision in response to the rapid and widespread economic deterioration caused by the COVID-19 pandemic. Our earnings per diluted share were $1.20, reflecting a 34% decrease. Our annualized return on equity (“ROE”) for the quarter was 9.9%, compared with 16.7% in the prior-year quarter, and our annualized return on tangible common equity (“ROTCE”) (1) was 10.8%, compared with 18.5% for the prior-year quarter.

The $209 million increase in net revenues compared with the prior-year quarter primarily reflected higher asset management and related administrative fees, attributable to higher PCG assets in fee-based accounts at the beginning of the quarter, which were 31% higher than fee-based assets as of the beginning of the prior-year quarter. Brokerage revenues also increased during the quarter as the significant market volatility in March drove an increase in client activity. Offsetting these increases, other revenues were negatively impacted by valuation losses on private equity investments, a portion of which was attributable to noncontrolling interests, which was reflected as an offset in other expenses. RJBDP fees and net interest income were negatively impacted by lower short-term interest rates.

Compensation, commissions and benefits expense increased $197 million, or 16%, due to an increase in compensable net revenues, which primarily include asset management and related administrative fees, brokerage revenues, and investment banking revenues, as well as increased staffing levels required to support our continued growth and regulatory compliance requirements.

Non-compensation expenses increased $120 million, or 42%, primarily due to the aforementioned bank loan loss provision of $109 million.

Pursuant to our Board of Directors’ share repurchase authorization, we repurchased approximately 2.5 million shares of common stock during the quarter for $202 million at an average price of approximately $79 per share. Due to the heightened market uncertainty as a result of the COVID-19 crisis, share buybacks have been suspended since mid-March and, as of March 31, 2020, we had $537 million of availability remaining under this authorization.

The firm ended the quarter with capital ratios well in excess of regulatory requirements and substantial liquidity, with nearly $2 billion(2) of cash at the parent company, which included the proceeds of a $500 million 10-year senior notes issuance in March.

Certain of the impacts of the COVID-19 pandemic will affect our results in future quarters to a greater extent than in the second fiscal quarter. Equity market declines toward the end of the quarter drove a 14% decline in fee-based assets and a 15% decline in financial assets under management as of March 31, 2020, which will negatively impact asset management and related administrative fees in our PCG and Asset Management segments in our third fiscal quarter of 2020. Our net interest income and RJBDP fees from third-party banks will be negatively affected by the full impact of the 150 basis point reduction in March by the Federal Reserve in its benchmark short-term interest rate. In Capital Markets, while our investment banking pipeline remains healthy, it is likely that we will experience a near-term slowdown in mergers & acquisitions and underwriting activity due to market uncertainty. In addition, if market volatility declines, it is likely that brokerage revenues will decline compared with the second fiscal quarter of 2020. While our results during the second quarter were negatively impacted by the bank loan loss provision and private equity valuation losses, further market deterioration could result in additional provisions and losses in future quarters.

A summary of our financial results by segment as compared to the prior-year quarter is as follows:

•
Our PCG segment net revenues of $1.50 billion increased 18%, while pre-tax income of $170 million increased 29%.  The increase in net revenues was primarily attributable to an increase in asset management and related administrative fees due to higher assets in fee-based accounts at the beginning of the quarter, as well as an increase in brokerage revenues due to strong client activity driven by market volatility toward the end of the quarter. Non-interest expenses increased $186 million, or 16%, primarily resulting from an increase in compensation expenses due to the growth in compensable net revenues and higher staffing levels to support our continued growth and regulatory compliance requirements.

•
Capital Markets net revenues of $290 million increased 5% and pre-tax income of $28 million decreased 32%. The increase in net revenues was primarily due to an increase in brokerage revenues due to higher client activity as a result of market volatility, as well as an increase in equity underwriting revenues. These increases were partially offset by a decline in merger

(1) “ROTCE” is a non-GAAP financial measure. Please see the “Reconciliation of GAAP measures to non-GAAP financial measures” in this MD&A for a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure, and for other important disclosures.

(2)	For additional information, please see the “Liquidity and capital resources - Sources of liquidity” section in this MD&A.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

& acquisition revenues compared with a strong prior-year quarter. Non-interest expenses increased $26 million, or 11%, primarily resulting from an increase in compensation expense, primarily due to the mix of revenues.

•
Our Asset Management segment net revenues of $184 million increased 14% and pre-tax income of $73 million increased 33%. The increase in net revenues was driven by higher average financial assets under management, as well as higher beginning assets in programs for which the segment provides administrative support.

•
RJ Bank net revenues of $210 million decreased 1% and pre-tax income of $14 million decreased 90%. Net revenues were essentially flat as higher interest-earning banking assets offset the negative impact from lower short-term interest rates. Non-interest expenses increased $120 million, or 158%, as RJ Bank recorded a loan loss provision of $109 million compared to $5 million in the prior-year quarter, in response to the impact of COVID-19.

•
Our Other segment reflected a pre-tax loss that was $29 million larger compared to the prior-year quarter, primarily the result of private equity valuation losses in the current-year quarter compared with gains of in the prior-year quarter.

Six months ended March 31, 2020 compared with the six months ended March 31, 2019

Net revenues of $4.08 billion increased $287 million, or 8%. Pre-tax income of $598 million decreased $81 million, or 12%. Our net income of $437 million decreased $73 million, or 14%, and our earnings per diluted share were $3.09, reflecting a 12% decrease. Our annualized ROE during the six months ended March 31, 2020 was 13.0%, compared with 16.2% for the prior-year period, and annualized ROTCE (1) was 14.2%, compared with 17.9% for the prior-year period.

The $287 million increase in net revenues compared with the prior-year period reflects higher asset management and related administrative fees, primarily attributable to higher PCG assets in fee-based accounts at the beginning of the current-year periods. Brokerage revenues also increased, primarily due to higher market volatility in our second fiscal quarter. Offsetting these increases, other revenues were negatively impacted by valuation losses on private equity investments, a portion of which was attributable to noncontrolling interests, which was reflected as an offset in other expenses. RJBDP fees and net interest income were negatively impacted due to lower short-term interest rates.

Compensation, commissions and benefits expense increased $283 million, or 11%, due to an increase in compensable net revenues, as well as increased staffing levels required to support our continued growth and regulatory compliance requirements.

Non-compensation expenses increased $85 million, or 14%, primarily due to a $107 million bank loan loss provision compared with a $21 million bank loan loss provision for the prior-year period, partially offset by the $15 million loss on the sale of our operations related to research, sales and trading of European equities that occurred in the prior-year period.

Our effective income tax rate was 26.9% for the six months ended March 31, 2020, an increase compared with the 24.8% effective tax rate for fiscal year 2019, primarily due to the unfavorable impact in the current-year period of non-deductible valuation losses associated with our company-owned life insurance policies.

Pursuant to our Board of Directors’ share repurchase authorization, we repurchased approximately 2.7 million shares of common stock during the six months ended March 31, 2020 for $213 million at an average price of approximately $80 per share.

A summary of our financial results by segment as compared to the prior-year period is as follows:

•
PCG segment net revenues of $2.91 billion increased 11%, while pre-tax income of $323 million increased 9%. The increase in net revenues was primarily attributable to an increase in asset management and related administrative fees due to higher assets in fee-based accounts at the beginning of the current-year periods, as well as an increase in brokerage revenues due to strong client activity driven by market volatility in our second fiscal quarter. Offsetting these increases were decreases in RJBDP fees from third-party banks and net interest income due to lower short-term interest rates. Non-interest expenses increased $255 million, or 11%, primarily resulting from an increase in compensation expenses due to the growth in compensable net revenues and higher staffing levels to support our continued growth and regulatory compliance requirements.

•
Capital Markets net revenues of $558 million increased 5% and pre-tax income of $57 million increased 8%. The increase in net revenues was primarily due to an increase in fixed income brokerage revenues, due to higher client activity driven by market volatility, as well as an increase in equity and debt underwriting revenues. These increases were partially offset by a decline in merger & acquisition and advisory revenues. Non-interest expenses increased 5%, due to higher compensation

(1) “ROTCE” is a non-GAAP financial measure. Please see the “Reconciliation of GAAP measures to non-GAAP financial measures” in this MD&A for a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure, and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

expenses, as a result of the increase in revenues, and higher business development expenses, professional fees and other expenses. These increases were partially offset by the aforementioned $15 million loss on the sale of our operations related to research, sales and trading of European equities in the prior-year period.

•
Our Asset Management segment net revenues of $368 million increased 10% and pre-tax income of $146 million increased 23%. The increase in net revenues was driven by higher average financial assets under management, as well as higher assets at the beginning of each of the current-year quarters in programs for which the segment provides administrative support.

•
RJ Bank net revenues of $426 million increased 3% and pre-tax income of $149 million decreased 39%. The increase in net revenues reflected higher net interest income due to growth in interest-earning assets, which more than offset the lower net interest margin caused by lower short-term interest rates. Non-interest expenses increased $108 million, or 64%, due to an $86 million increase in the loan loss provision, as well as an increase in fees for RJBDP paid to PCG.

•
Our Other segment reflected a pre-tax loss that was $42 million larger compared to the prior-year period, primarily due to private equity valuation losses, as compared to gains in the prior-year period, and lower interest income on corporate cash balances due to lower short-term interest rates.

Segments

We currently operate through five segments. Our business segments are PCG, Capital Markets, Asset Management and RJ Bank. Our Other segment includes our private equity investments, interest income on certain corporate cash balances, and certain corporate overhead costs of RJF, including the interest costs on our public debt.

The following table presents our consolidated and segment net revenues and pre-tax income/(loss) for the periods indicated.

	Three months ended March 31,			Six months ended March 31,
$ in millions	2020	2019	% change	2020	2019	% change
Total company
Net revenues	$2,068	$1,859	11%	$4,077	$3,790	8%
Pre-tax income	$239	$347	(31)%	$598	$679	(12)%

Private Client Group
Net revenues	$1,495	$1,271	18%	$2,909	$2,627	11%
Pre-tax income	$170	$132	29%	$323	$296	9%

Capital Markets
Net revenues	$290	$277	5%	$558	$530	5%
Pre-tax income	$28	$41	(32)%	$57	$53	8%

Asset Management
Net revenues	$184	$162	14%	$368	$336	10%
Pre-tax income	$73	$55	33%	$146	$119	23%

RJ Bank
Net revenues	$210	$212	(1)%	$426	$415	3%
Pre-tax income	$14	$136	(90)%	$149	$246	(39)%

Other
Net revenues	$(44)	$—	NM	$(52)	$2	NM
Pre-tax loss	$(46)	$(17)	(171)%	$(77)	$(35)	(120)%

Intersegment eliminations
Net revenues	$(67)	$(63)	NM	$(132)	$(120)	NM

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

	Three months ended March 31,		Six months ended March 31,
$ in millions	2020	2019	2020	2019
Average equity	$6,820	$6,255	$6,740	$6,292
Less:
Average goodwill and identifiable intangible assets, net	606	632	608	634
Average deferred tax liabilities, net	(31)	(35)	(30)	(34)
Average tangible common equity	$6,245	$5,658	$6,162	$5,692

Return on equity	9.9%	16.7%	13.0%	16.2%
Return on tangible common equity	10.8%	18.5%	14.2%	17.9%

Return on equity is computed by dividing annualized net income for the period indicated by average equity for each respective period or, in the case of return on tangible common equity, computed by dividing annualized net income by average tangible common equity for each respective period.

Average equity for the quarter-to-date period is computed by adding the total equity attributable to Raymond James Financial, Inc. as of the date indicated to the prior quarter-end total, and dividing by two, or in the case of average tangible common equity, computed by adding tangible common equity as of the date indicated to the prior quarter-end total, and dividing by two. Average equity for the year-to-date period is computed by adding the total equity attributable to Raymond James Financial, Inc. as of each quarter-end date during the indicated year-to-date period to the beginning of the year total, and dividing by three, or in the case of average tangible common equity, computed by adding tangible common equity as of each quarter-end date during the indicated year-to-date period to the beginning of the year total, and dividing by three.

Net interest analysis

In response to macroeconomic concerns resulting from the COVID-19 pandemic, The Federal Reserve decreased its benchmark short-term interest rate twice toward the end of our second fiscal quarter to a range of 0-0.25%, for a total decrease of 150 basis points during the quarter. These decreases in short-term interest rates, as well as the three rate cuts implemented in 2019 (225 basis points in total) have had a negative impact on our fiscal year 2020 results, as we have certain assets and liabilities, primarily held in our PCG, RJ Bank and Other segments, which are sensitive to changes in interest rates. Fees we earn from third-party banks on client cash balances swept to such banks as part of the RJBDP are also sensitive to changes in interest rates. As the interest rate decreases during our second fiscal quarter occurred in March, we expect that these decreases will have a more significant negative impact on our results for the remainder of fiscal 2020. In addition, during the second fiscal quarter of 2020 we issued $500 million in aggregate principal amount of 4.65% senior notes. While this issuance strengthened our liquidity position, it will also increase our interest expense in future periods.

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

Refer to the discussion of the specific components of our net interest income within the “Management’s Discussion and Analysis - Results of Operations” of our PCG, RJ Bank, and Other segments. Also refer to “Management’s Discussion and Analysis - Results of Operations - Private Client Group - Clients’ domestic cash sweep balances” for further information on the RJBDP.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following tables present our consolidated average balances, interest income and expense and the related yields and rates. Average balances are calculated on a daily basis, with the exception of Loans to financial advisors, net and Corporate cash and all other, which are calculated based on the average of the end-of-month balances for each month within the period.

Quarter ended March 31, 2020 compared with the quarter ended March 31, 2019

	Three months ended March 31,
	2020			2019
$ in millions	Average balance	Interest inc./exp.	Average yield/cost	Average balance	Interest inc./exp.	Average yield/cost
Interest-earning assets:
Assets segregated pursuant to regulations	$2,820	$11	1.58%	$2,711	$17	2.47%
Trading instruments	708	7	4.21%	687	6	3.59%
Available-for-sale securities	3,443	19	2.28%	2,876	17	2.43%
Margin loans	2,367	21	3.55%	2,599	31	4.76%
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	8,043	81	3.99%	8,160	97	4.76%
CRE construction loans	181	2	4.58%	197	3	5.70%
CRE loans	3,735	36	3.81%	3,379	40	4.73%
Tax-exempt loans	1,212	8	3.36%	1,280	8	3.34%
Residential mortgage loans	4,847	38	3.13%	3,979	34	3.33%
SBL and other	3,469	31	3.60%	3,066	37	4.71%
Loans held for sale	142	2	3.85%	144	1	4.26%
Total bank loans, net	21,629	198	3.67%	20,205	220	4.38%
Loans to financial advisors, net	979	5	2.08%	901	5	2.01%
Corporate cash and all other	6,321	24	1.40%	4,897	28	2.38%
Total interest-earning assets	$38,267	$285	2.97%	$34,876	$324	3.72%

Interest-bearing liabilities:
Bank deposits:
Savings, money market and NOW accounts	$22,877	$6	0.12%	$20,751	$34	0.64%
Certificates of deposit	1,094	6	2.03%	560	3	2.26%
Trading instruments sold but not yet purchased	222	1	1.93%	286	2	2.67%
Brokerage client payables	3,838	3	0.26%	3,582	5	0.58%
Other borrowings	892	5	2.26%	967	5	2.35%
Senior notes payable	1,556	19	4.71%	1,550	18	4.70%
Other	483	3	3.84%	762	8	3.62%
Total interest-bearing liabilities	$30,962	$43	0.57%	$28,458	$75	1.04%
Net interest income		$242			$249

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Six months ended March 31, 2020 compared with the six months ended March 31, 2019

	Six months ended March 31,
	2020			2019
$ in millions	Average balance	Interest inc./exp.	Average yield/cost	Average balance	Interest inc./exp.	Average yield/cost
Interest-earning assets:
Assets segregated pursuant to regulations	$2,578	$22	1.70%	$2,572	$32	2.45%
Trading instruments	738	13	3.60%	705	13	3.73%
Available-for-sale securities	3,265	37	2.29%	2,796	33	2.38%
Margin loans	2,402	48	4.04%	2,665	63	4.71%
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	8,061	167	4.07%	7,959	188	4.67%
CRE construction loans	207	5	4.75%	184	5	5.66%
CRE loans	3,673	73	3.91%	3,469	81	4.64%
Tax-exempt loans	1,218	16	3.36%	1,282	17	3.34%
Residential mortgage loans	4,743	75	3.16%	3,934	66	3.32%
SBL and other	3,403	65	3.78%	3,085	73	4.65%
Loans held for sale	151	3	3.97%	165	4	4.90%
Total bank loans, net	21,456	404	3.76%	20,078	434	4.32%
Loans to financial advisors, net	977	10	2.09%	908	9	1.97%
Corporate cash and all other	5,663	48	1.63%	4,850	56	2.36%
Total interest-earning assets	$37,079	$582	3.14%	$34,574	$640	3.70%

Interest-bearing liabilities:
Bank deposits:
Savings, money market and NOW accounts	$22,260	$18	0.16%	$20,612	$67	0.64%
Certificates of deposit	937	10	2.10%	510	5	2.13%
Trading instruments sold but not yet purchased	254	2	1.94%	291	4	2.77%
Brokerage client payables	3,513	6	0.31%	3,563	11	0.63%
Other borrowings	893	10	2.23%	956	11	2.39%
Senior notes payable	1,553	37	4.71%	1,550	36	4.70%
Other	573	11	3.92%	760	14	3.41%
Total interest-bearing liabilities	$29,983	$94	0.62%	$28,242	$148	1.05%
Net interest income		$488			$492

Nonaccrual loans are included in the average loan balances in the preceding tables. Any payments received for corporate nonaccrual loans are applied entirely to principal. Interest income on residential mortgage nonaccrual loans is recognized on a cash basis.

Fee income on bank loans included in interest income was $5 million and $9 million during three and six months ended March 31, 2020, respectively, and $6 million and $11 million during three and six months ended March 31, 2019, respectively.

The yield on tax-exempt loans in the preceding tables is presented on a taxable-equivalent basis utilizing the applicable federal statutory rates for each of the years presented.

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

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2020	2019	% change	2020	2019	% change
Revenues:
Asset management and related administrative fees	$833	$638	31%	$1,615	$1,345	20%
Brokerage revenues:
Mutual and other fund products	163	145	12%	307	302	2%
Insurance and annuity products	99	99	—	200	203	(1)%
Equities, ETFs and fixed income products	122	94	30%	224	197	14%
Total brokerage revenues	384	338	14%	731	702	4%
Account and service fees:
Mutual fund and annuity service fees	88	82	7%	178	165	8%
RJBDP fees:
Third-party banks	51	80	(36)%	109	148	(26)%
RJ Bank	48	42	14%	95	83	14%
Client account and other fees	35	27	30%	64	60	7%
Total account and service fees	222	231	(4)%	446	456	(2)%
Investment banking	11	8	38%	22	15	47%
Interest income	45	58	(22)%	94	114	(18)%
All other	7	9	(22)%	16	16	—
Total revenues	1,502	1,282	17%	2,924	2,648	10%
Interest expense	(7)	(11)	(36)%	(15)	(21)	(29)%
Net revenues	1,495	1,271	18%	2,909	2,627	11%
Non-interest expenses:
Financial advisor compensation and benefits	915	750	22%	1,772	1,553	14%
Administrative compensation and benefits	245	234	5%	492	463	6%
Total compensation, commissions and benefits	1,160	984	18%	2,264	2,016	12%
Non-compensation expenses:
Communications and information processing	62	59	5%	121	117	3%
Occupancy and equipment	44	41	7%	88	79	11%
Business development	24	26	(8)%	51	53	(4)%
Professional fees	9	7	29%	17	16	6%
All other	26	22	18%	45	50	(10)%
Total non-compensation expenses	165	155	6%	322	315	2%
Total non-interest expenses	$1,325	$1,139	16%	$2,586	$2,331	11%
Pre-tax income	$170	$132	29%	$323	$296	9%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Selected key metrics

PCG client asset balances:

	As of
$ in billions	March 31, 2020	December 31, 2019	September 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Assets under administration (“AUA”)	$734.0	$855.2	$798.4	$760.0	$690.7	$755.7
Assets in fee-based accounts (1)	$383.5	$444.2	$409.1	$378.4	$338.8	$366.3
Percent of AUA in fee-based accounts	52.2%	51.9%	51.2%	49.8%	49.1%	48.5%

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

The vast majority of the revenues we earn from fee-based accounts are recorded in “Asset management and related administrative fees” on our Condensed Consolidated Statements of Income and Comprehensive Income. Fees received from such accounts are based on the value of client assets in fee-based accounts and vary based on the specific account types in which the client participates and the level of assets in the client relationship. As fees for substantially all of such accounts are billed based on balances as of the beginning of the quarter, revenues from fee-based accounts may not be immediately affected by changes in asset values, but rather the impacts are seen in the following quarter.

Despite the net addition of financial advisors in the current quarter, PCG assets under administration decreased due to the decline in equity markets as a result of the COVID-19 pandemic. PCG assets in fee-based accounts continued to increase as a percentage of overall PCG assets under administration due to clients’ preference for fee-based alternatives versus transaction-based accounts. As a result of the shift to fee-based accounts over the past several years, a larger portion of our PCG revenues are more directly impacted by market movements. Therefore, further declines in equity markets would negatively affect our PCG revenues.

Financial advisors:

	March 31, 2020	December 31, 2019	September 30, 2019	March 31, 2019
Employees	3,376	3,331	3,301	3,192
Independent contractors	4,772	4,729	4,710	4,670
Total advisors	8,148	8,060	8,011	7,862

The number of financial advisors increased primarily due to continued financial advisor recruiting and high levels of retention. The impact of COVID-19 on future recruiting is uncertain; however, we are likely to see a slowdown in recruiting until travel restrictions and other social distancing measures subside.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Clients’ domestic cash sweep balances:

	As of
$ in millions	March 31, 2020	December 31, 2019	September 30, 2019	March 31, 2019
RJBDP
RJ Bank	$28,711	$21,891	$21,649	$21,023
Third-party banks	20,379	15,061	14,043	14,343
Subtotal RJBDP	49,090	36,952	35,692	35,366
Money market funds	—	—	—	4,001
Client Interest Program (“CIP”)	3,782	2,528	2,022	2,349
Total clients’ domestic cash sweep balances	$52,872	$39,480	$37,714	$41,716

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Average yield on RJBDP - third-party banks	1.33%	2.00%	1.48%	1.87%

A significant portion of our clients’ cash is included in the RJBDP, a multi-bank sweep program in which clients’ cash deposits in their accounts are swept into interest-bearing deposit accounts at RJ Bank and various third-party banks. We earn servicing fees for the administrative services we provide related to our clients’ deposits that are swept to such banks as part of the RJBDP. The amounts from third-party banks are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates and the interest paid to clients by the third-party banks on balances in the RJBDP. The “Average yield on RJBDP - third party banks” in the preceding table is computed by dividing annualized RJBDP fees from third-party banks, which are net of the interest expense paid to clients by the third-party banks, by the average daily RJBDP balance at third-party banks. The PCG segment also earns RJBDP servicing fees from RJ Bank, which are based on the number of accounts that are swept to RJ Bank. The fees from RJ Bank are eliminated in consolidation.

RJBDP fees from third-party banks and the average yield on RJBDP (third-party banks) were negatively impacted by the significant decrease in short-term interest rates. The Federal Reserve decreased its benchmark short-term interest rate twice toward the end of our second fiscal quarter, to a range of 0-0.25%, a total decrease of 150 basis points. These decreases were in addition to the three rate cuts implemented in 2019 (225 basis points in total). As the interest rate decreases during our second fiscal quarter of 2020 occurred in March, we expect that our average yield on RJBDP (third-party banks) will decrease to approximately 0.30% beginning with our third fiscal quarter. Any additional decreases in short-term interest rates, increases in deposit rates paid to clients, and/or a significant decline in our clients’ cash balances will likely have a negative impact on our earnings. Further, PCG segment results are impacted by changes in the allocation of client cash balances in the RJBDP between RJ Bank and third-party banks.

Money market funds were discontinued as a sweep option in June 2019. Balances in those funds were converted to the RJBDP or reinvested by the client.

The significant increase in clients’ cash balances as of March 31, 2020 was a result of the market volatility and the steep declines in the equity markets during the second fiscal quarter of 2020.

Quarter ended March 31, 2020 compared with the quarter ended March 31, 2019

Net revenues of $1.50 billion increased $224 million, or 18%, and pre-tax income of $170 million increased $38 million, or 29%.

Asset management and related administrative fees increased $195 million, or 31%, due to higher asset balances in fee-based accounts at the beginning of the quarter. As assets in fee-based accounts are billed primarily on balances at the beginning of the quarter, the 14% decline in fee-based assets during the current quarter will negatively impact asset management fees in our third fiscal quarter.

Brokerage revenues increased $46 million, or 14%, primarily due to strong client activity driven by market volatility toward the end of the quarter as a result of the COVID-19 pandemic.

Account and service fees decreased $9 million, or 4%, due to the decline in RJBDP fees from third-party banks, primarily driven by lower short-term interest rates compared with the prior-year quarter. Partially offsetting this decrease was an increase in RJBDP fees from RJ Bank, due to an increase in the number of accounts, and increases in mutual fund service fees and client account and other fees, primarily due to higher average assets and activity during the quarter.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Net interest income decreased $9 million, or 19%, driven by a decrease in interest income from client margin loans and assets segregated pursuant to regulations due to a decline in short-term interest rates. Partially offsetting the decrease in interest income, interest expense also decreased due to the impact of lower deposit rates paid on client cash balances in CIP.

Compensation-related expenses increased $176 million, or 18%, due to higher compensable net revenues, as well as increased staffing levels over the prior-year quarter to support our continued growth and regulatory compliance requirements.

Non-compensation expenses increased $10 million, or 6%, primarily due to increased costs to support our growth, as well as higher legal reserves.

Six months ended March 31, 2020 compared with the six months ended March 31, 2019

Net revenues of $2.91 billion increased $282 million, or 11%, and pre-tax income of $323 million increased $27 million, or 9%.

Asset management and related administrative fees increased $270 million, or 20%, primarily due to higher assets in fee-based accounts at the beginning of the current-year periods.

Brokerage revenues increased $29 million, or 4%, primarily due to strong client activity driven by market volatility toward the end of our second fiscal quarter. Partially offsetting this increase was a decline in mutual fund trails, which were impacted by the conversion of client assets into mutual fund share classes which pay lower rates, and the continued shift to fee-based accounts.

Account and service fees decreased $10 million, or 2%, driven by a decline in RJBDP fees from third-party banks, as a result of lower short-term interest rates. Partially offsetting this decrease was an increase in mutual fund service fees, primarily due to higher assets, and higher RJBDP fees from RJ Bank due to an increase in the number of accounts at RJ Bank.

Net interest income decreased $14 million, or 15%, driven by a decrease in interest income from assets segregated pursuant to regulations, due a decline in short-term interest rates, and a decrease in interest income from client margin loans, due to the decline in short-term interest rates and a decline in average balances. Partially offsetting the decrease in interest income, interest expense also decreased due to the impact of lower deposit rates paid on client cash balances in CIP.

Compensation-related expenses increased $248 million, or 12%, due to higher compensable net revenues, as well as increased staffing levels in the current year to support our continued growth and regulatory compliance requirements.

Non-compensation expenses increased $7 million, or 2%, primarily due to increased costs to support our growth.

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

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2020	2019	% change	2020	2019	% change
Revenues:
Brokerage revenues:
Fixed income	$90	$71	27%	$171	$128	34%
Equity	40	32	25%	74	74	—
Total brokerage revenues	130	103	26%	245	202	21%
Investment banking:
Merger & acquisition and advisory	72	121	(40)%	132	206	(36)%
Equity underwriting	43	18	139%	82	45	82%
Debt underwriting	22	17	29%	53	34	56%
Total investment banking	137	156	(12)%	267	285	(6)%
Interest income	10	9	11%	18	19	(5)%
Tax credit fund revenues	12	14	(14)%	30	33	(9)%
All other	7	3	133%	10	7	43%
Total revenues	296	285	4%	570	546	4%
Interest expense	(6)	(8)	(25)%	(12)	(16)	(25)%
Net revenues	290	277	5%	558	530	5%
Non-interest expenses:
Compensation, commissions and benefits	184	168	10%	350	326	7%
Non-compensation expenses:
Communications and information processing	20	19	5%	39	38	3%
Occupancy and equipment	9	9	—	18	18	—
Business development	15	13	15%	31	25	24%
Professional fees	13	10	30%	23	20	15%
Acquisition and disposition-related expenses	—	—	—	—	15	(100)%
All other	21	17	24%	40	35	14%
Total non-compensation expenses	78	68	15%	151	151	—
Total non-interest expenses	262	236	11%	501	477	5%
Pre-tax income	$28	$41	(32)%	$57	$53	8%

Quarter ended March 31, 2020 compared with the quarter ended March 31, 2019

Net revenues of $290 million increased $13 million, or 5%, and pre-tax income of $28 million decreased $13 million, or 32%.

Brokerage revenues increased $27 million, or 26%, due to an increase in both fixed income and equity brokerage revenues. The increase in brokerage revenues reflected an increase in client activity during the current-year quarter resulting from market volatility, partially offset by losses of approximately $6 million on our trading inventory, both due to the COVID-19 pandemic. We reduced our trading inventory toward the end of the quarter to reduce our risk.

Investment banking revenues decreased $19 million, or 12%, due to a decrease in the number of completed merger & acquisition transactions compared with a strong prior-year quarter. Partially offsetting the decrease in mergers & acquisitions was an increase in equity underwriting revenues primarily due to an increase in activity compared with a difficult prior-year quarter, which was negatively impacted by the U.S. government shutdown during that period. While investment banking results during the second fiscal quarter were solid, merger & acquisition and underwriting activity may be negatively impacted in future quarters if market uncertainty continues.

Compensation-related expenses increased $16 million, or 10%, primarily due to the mix of revenues, as revenues with higher payout percentages increased, while revenues with lower payout percentages declined.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Non-compensation expenses increased $10 million, or 15%, reflecting increases in professional fees and business development costs, primarily related to the increase in underwriting revenues, as well as an increase in other expenses.

Six months ended March 31, 2020 compared with the six months ended March 31, 2019

Net revenues of $558 million increased $28 million, or 5%, and pre-tax income of $57 million increased $4 million, or 8%.

Brokerage revenues increased $43 million, or 21%, due to an increase in fixed income brokerage revenues. The increase in fixed income brokerage revenues was primarily due to an increase in client activity during the current-year period, largely a result of higher market volatility, particularly toward the end of our second fiscal quarter. Equity brokerage revenues were challenged earlier in the year, but increased during our second fiscal quarter due to strong client activity driven by market volatility as a result of the COVID-19 pandemic.

Investment banking revenues decreased $18 million, or 6% due to a significant decline in merger & acquisition activity compared with a strong first half of fiscal 2019. Offsetting the decrease was an increase in both equity underwriting and debt underwriting net revenues, with an increase in the number of deals, as well as larger individual transactions.

Compensation-related expenses increased $24 million, or 7%, primarily due to the increase in revenues.

Non-compensation expenses were unchanged compared with the prior-year period, as increases in business development, professional fees and other expenses were offset by a loss in the prior-year period of $15 million associated with the sale of our operations related to research, sales and trading of European equities.

Results of Operations – Asset Management

For an overview of our Asset Management segment operations as well as a description of the key factors impacting our Asset Management results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Form 10-K.

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2020	2019	% change	2020	2019	% change
Revenues:
Asset management and related administrative fees:
Managed programs	$124	$109	14%	$249	$226	10%
Administration and other	53	40	33%	104	84	24%
Total asset management and related administrative fees	177	149	19%	353	310	14%
Account and service fees	4	10	(60)%	9	19	(53)%
All other	3	3	—	6	7	(14)%
Net revenues	184	162	14%	368	336	10%
Non-interest expenses:
Compensation, commissions and benefits	45	45	—	90	88	2%
Non-compensation expenses:
Communications and information processing	12	10	20%	23	21	10%
Investment sub-advisory fees	26	21	24%	51	45	13%
All other	28	31	(10)%	58	63	(8)%
Total non-compensation expenses	66	62	6%	132	129	2%
Total non-interest expenses	111	107	4%	222	217	2%
Pre-tax income	$73	$55	33%	$146	$119	23%

Selected key metrics

Managed programs

Management fees recorded in our Asset Management segment are generally calculated as a percentage of the value of our fee-billable financial assets under management (“AUM”). These AUM include the portion of fee-based AUA in our PCG segment that is invested in programs overseen by our Asset Management segment (included in the “AMS” line of the following table), as well as retail accounts

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

managed on behalf of third-party institutions, institutional accounts and proprietary mutual funds that we manage (collectively included in the “Carillon Tower Advisers” line of the following table).

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

Fees are generally collected quarterly. Approximately 65% of these fees are based on balances as of the beginning of the quarter, approximately 10% are based on balances as of the end of the quarter, and approximately 25% are based on average daily balances throughout the quarter.

Financial assets under management:

$ in millions	March 31, 2020	December 31, 2019	September 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
AMS (1)	$83,971	$98,648	$91,802	$84,906	$76,235	$83,289
Carillon Tower Advisers	51,674	60,637	58,521	59,852	55,925	63,330
Subtotal financial assets under management	135,645	159,285	150,323	144,758	132,160	146,619
Less: Assets managed for affiliated entities	(7,456)	(7,633)	(7,221)	(6,220)	(5,653)	(5,702)
Total financial assets under management	$128,189	$151,652	$143,102	$138,538	$126,507	$140,917

(1)
Represents the portion of our PCG segment fee-based AUA (as disclosed in “Assets in fee-based accounts” in the “Selected key metrics - PCG client asset balances” section of our “Management’s Discussion and Analysis - Results of Operations - Private Client Group”) that is invested in managed programs overseen by the Asset Management segment.

Activity (including activity in assets managed for affiliated entities):

	Three months ended March 31,		Six months ended March 31,
$ in millions	2020	2019	2020	2019
Financial assets under management at beginning of period	$159,285	$132,160	$150,323	$146,619
Carillon Tower Advisers - net outflows	(2,016)	(1,094)	(2,388)	(2,674)
AMS - net inflows	1,189	1,869	3,272	2,387
Net market appreciation/(depreciation) in asset values	(22,813)	11,823	(15,562)	(1,574)
Financial assets under management at end of period	$135,645	$144,758	$135,645	$144,758

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

$ in millions	March 31, 2020	Average fee rate
Equity	$21,518	0.54%
Fixed income	25,641	0.18%
Balanced	4,515	0.37%
Total financial assets under management	$51,674	0.35%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Non-discretionary asset-based programs

$ in billions	March 31, 2020	December 31, 2019	September 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Total assets	$217.3	$251.3	$229.7	$207.0	$184.3	$200.1

The preceding table includes assets held in certain non-discretionary asset-based programs for which the Asset Management segment does not exercise discretion but provides administrative support (including for affiliated entities). The increase in assets over the prior-year level was primarily due to clients moving to fee-based accounts from transaction-based accounts and successful financial advisor recruiting. The decrease in assets during our second fiscal quarter was due to the decline in equity markets toward the end of our second fiscal quarter due to the COVID-19 pandemic. As administrative fees associated with these programs are predominantly based on balances at the beginning of the quarter, the 14% decline in assets during the quarter will negatively impact our third fiscal quarter revenues.

RJ Trust

$ in billions	March 31, 2020	December 31, 2019	September 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Total assets	$6.4	$7.2	$6.6	$6.2	$5.7	$6.1

The preceding table includes assets held in asset-based programs in RJ Trust (including those managed for affiliated entities).

Quarter ended March 31, 2020 compared with the quarter ended March 31, 2019

Net revenues of $184 million increased $22 million, or 14%, and pre-tax income of $73 million increased $18 million, or 33%.

Asset management and related administrative fee revenues increased $28 million, or 19%, driven by higher average financial assets under management and higher beginning assets in non-discretionary asset-based programs. Although financial assets under management and assets in non-discretionary asset-based programs at the end of the quarter were lower than the end of the prior-year quarter, revenues increased as the majority of assets in these programs are billed based on balances as of the beginning of the quarter. The decline in these assets as of March 31, 2020, primarily due to the negative market impact of the COVID-19 pandemic toward the end of the quarter, will negatively affect our third fiscal quarter results.

Non-compensation expenses increased $4 million, or 6%, due to an increase in investment sub-advisory fees resulting from an increase in assets under management in sub-advised programs.

Six months ended March 31, 2020 compared with the six months ended March 31, 2019

Net revenues of $368 million increased $32 million, or 10%, and pre-tax income of $146 million increased $27 million, or 23%.

Asset management and related administrative fees increased $43 million, or 14%, driven by higher average financial assets under management and higher beginning assets in non-discretionary asset-based programs. Although financial assets under management and assets in non-discretionary asset-based programs at the end of the period were lower than the end of the prior-year period, revenues increased as the majority of assets in these programs are billed based on balances as of the beginning of each quarter.

Non-compensation expenses increased $3 million, or 2%, primarily due to an increase in investment sub-advisory fees resulting from an increase in assets under management in sub-advised programs.

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

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2020	2019	% change	2020	2019	% change
Revenues:
Interest income	$223	$247	(10)%	$454	$486	(7)%
Interest expense	(18)	(42)	(57)%	(39)	(84)	(54)%
Net interest income	205	205	—	415	402	3%
All other	5	7	(29)%	11	13	(15)%
Net revenues	210	212	(1)%	426	415	3%
Non-interest expenses:
Compensation and benefits	13	12	8%	25	23	9%
Non-compensation expenses:
Loan loss provision/(benefit)	109	5	2,080%	107	21	410%
RJBDP fees to PCG	48	42	14%	95	83	14%
All other	26	17	53%	50	42	19%
Total non-compensation expenses	183	64	186%	252	146	73%
Total non-interest expenses	196	76	158%	277	169	64%
Pre-tax income	$14	$136	(90)%	$149	$246	(39)%
Quarter ended March 31, 2020 compared with the quarter ended March 31, 2019

Net revenues of $210 million decreased $2 million, or 1%, and pre-tax income of $14 million decreased $122 million, or 90%, primarily due to a higher bank loan loss provision.

Net interest income was flat as the impacts of higher interest-earning banking assets offset the negative impact from lower short-term interest rates. The increase in average interest-earning banking assets was driven by growth in average loans of $1.42 billion, average cash balances of $661 million, and average available-for-sale portfolio of $567 million. The net interest margin decreased to 3.02% from 3.35% due to the decline in short-term interest rates. As the most recent rate cuts implemented by the Federal Reserve did not occur until late in our second fiscal quarter, we expect this decline to have a more significant impact on our net interest income and net interest margin in the third fiscal quarter. In addition, most of RJ Bank’s assets are priced based on LIBOR. Based on current LIBOR rates, we expect our net interest margin to decline to approximately 2.5% over the next two quarters.

The loan loss provision was $109 million compared to $5 million in the prior-year quarter. The increase in the provision in the current-year quarter was in response to the rapid and widespread economic deterioration caused by COVID-19. Continued deterioration of macroeconomic conditions may require us to increase our allowance for loan losses in the future or to experience loan losses in excess of current reserves.

Compensation and benefits expenses increased $1 million, or 8%, due increased staffing levels to support our continued growth.

Non-compensation expenses (excluding the provision for loan losses) increased $15 million. The increase in non-compensation expenses included a $6 million, or 14%, increase in fees for RJBDP paid to PCG, primarily driven by an increase in the number of accounts, and an increase in FDIC insurance premiums due to the increase in deposit balances. RJBDP fees paid to PCG are eliminated in consolidation.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following table presents average balances, interest income and expense, the related yields and rates, and interest spreads and margins for RJ Bank.

	Three months ended March 31,
	2020			2019
$ in millions	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
Interest-earning banking assets:
Cash	$2,052	$5	0.89%	$1,391	$9	2.40%
Available-for-sale securities	3,443	19	2.28%	2,876	17	2.43%
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	8,043	81	3.99%	8,160	97	4.76%
CRE construction loans	181	2	4.58%	197	3	5.70%
CRE loans	3,735	36	3.81%	3,379	40	4.73%
Tax-exempt loans	1,212	8	3.36%	1,280	8	3.34%
Residential mortgage loans	4,847	38	3.13%	3,979	34	3.33%
SBL and other	3,469	31	3.60%	3,066	37	4.71%
Loans held for sale	142	2	3.85%	144	1	4.26%
Total bank loans, net	21,629	198	3.67%	20,205	220	4.38%
FHLB stock, FRB stock and other	230	1	2.48%	153	1	4.44%
Total interest-earning banking assets	27,354	$223	3.28%	24,625	$247	4.04%
Non-interest-earning banking assets:
Unrealized gain/(loss) on available-for-sale securities	53			(33)
Allowance for loan losses	(217)			(220)
Other assets	399			400
Total non-interest-earning banking assets	235			147
Total banking assets	$27,589			$24,772
Interest-bearing banking liabilities:
Bank deposits:
Savings, money market and NOW accounts	$23,045	$7	0.13%	$20,923	$35	0.66%
Certificates of deposit	1,094	6	2.03%	560	3	2.26%
FHLB advances and other	893	5	2.24%	914	4	2.17%
Total interest-bearing banking liabilities	25,032	$18	0.29%	22,397	$42	0.77%
Non-interest-bearing banking liabilities	242			258
Total banking liabilities	25,274			22,655
Total banking shareholder’s equity	2,315			2,117
Total banking liabilities and shareholder’s equity	$27,589			$24,772
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$2,322	$205		$2,228	$205
Bank net interest:
Spread			2.99%			3.27%
Margin (net yield on interest-earning banking assets)			3.02%			3.35%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			109.28%			109.95%

Nonaccrual loans are included in the average loan balances in the preceding table. Any payments received for corporate nonaccrual loans are applied entirely to principal. Interest income on residential mortgage nonaccrual loans is recognized on a cash basis.

Fee income on bank loans included in interest income for the three months ended March 31, 2020 and 2019 was $5 million and $6 million, respectively.

The yield on tax-exempt loans in the preceding table is presented on a tax-equivalent basis utilizing the applicable federal statutory tax rates for each of the three months ended March 31, 2020 and 2019.

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

	Three months ended March 31,
	2020 compared to 2019
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest income:
Interest-earning banking assets:
Cash	$4	$(8)	$(4)
Available-for-sale securities	3	(1)	2
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	(1)	(15)	(16)
CRE construction loans	—	(1)	(1)
CRE loans	4	(8)	(4)
Residential mortgage loans	6	(2)	4
SBL and other	6	(12)	(6)
Loans held for sale	1	—	1
Total bank loans, net	16	(38)	(22)
Total interest-earning banking assets	23	(47)	(24)
Interest expense:
Interest-bearing banking liabilities:
Bank deposits:
Savings, money market, and NOW accounts	4	(32)	(28)
Certificates of deposit	4	(1)	3
FHLB advances and other	(1)	2	1
Total interest-bearing banking liabilities	7	(31)	(24)
Change in net interest income	$16	$(16)	$—

Six months ended March 31, 2020 compared with the six months ended March 31, 2019

Net revenues of $426 million increased $11 million, or 3%, and pre-tax income of $149 million decreased $97 million, or 39%.

Net interest income increased $13 million, or 3%, as higher interest-earning banking assets offset the negative impact from lower short-term interest rates. The increase in average interest-earning banking assets was primarily driven by growth in average loans of $1.38 billion and a $469 million increase in our average available-for-sale securities portfolio. The net interest margin decreased to 3.12% from 3.30%.

The loan loss provision was $107 million, compared to $21 million in the prior-year period. The increase in the provision in the current-year period was primarily attributable to the economic impacts of COVID-19 during the second fiscal quarter.

Compensation and benefits expenses increased $2 million due increased staffing levels to support our continued growth.

Non-compensation expenses (excluding the provision for loan losses) increased $20 million, including a $12 million, or 14%, increase in fees for RJBDP paid to PCG, primarily driven by an increase in the number of accounts. These fees are eliminated in consolidation.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following table presents average balances, interest income and expense, the related yields and rates, and interest spreads and margins for RJ Bank.

	Six months ended March 31,
	2020			2019
$ in millions	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
Interest-earning banking assets:
Cash	$1,624	$10	1.17%	$1,347	$16	2.32%
Available-for-sale securities	3,265	37	2.29%	2,796	33	2.38%
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	8,061	167	4.07%	7,959	188	4.67%
CRE construction loans	207	5	4.75%	184	5	5.66%
CRE loans	3,673	73	3.91%	3,469	81	4.64%
Tax-exempt loans	1,218	16	3.36%	1,282	17	3.34%
Residential mortgage loans	4,743	75	3.16%	3,934	66	3.32%
SBL and other	3,403	65	3.78%	3,085	73	4.65%
Loans held for sale	151	3	3.97%	165	4	4.90%
Total bank loans, net	21,456	404	3.76%	20,078	434	4.32%
FHLB stock, FRB stock and other	222	3	2.74%	161	3	4.19%
Total interest-earning banking assets	26,567	$454	3.41%	24,382	$486	3.99%
Non-interest-earning banking assets:
Unrealized gain/(loss) on available-for-sale securities	41			(52)
Allowance for loan losses	(218)			(212)
Other assets	379			411
Total non-interest-earning banking assets	202			147
Total banking assets	$26,769			$24,529
Interest-bearing banking liabilities:
Bank deposits:
Savings, money market and NOW accounts	$22,431	$19	0.17%	$20,798	$69	0.66%
Certificates of deposit	$937	$10	2.10%	$510	$5	2.13%
FHLB advances and other	890	10	2.23%	931	10	2.15%
Total interest-bearing banking liabilities	24,258	$39	0.32%	22,239	$84	0.76%
Non-interest-bearing banking liabilities	211			208
Total banking liabilities	24,469			22,447
Total banking shareholder’s equity	2,300			2,082
Total banking liabilities and shareholder’s equity	$26,769			$24,529
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$2,309	$415		$2,143	$402
Bank net interest:
Spread			3.09%			3.23%
Margin (net yield on interest-earning banking assets)			3.12%			3.30%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			109.52%			109.64%

Nonaccrual loans are included in the average loan balances in the preceding table. Any payments received for corporate nonaccrual loans are applied entirely to principal. Interest income on residential mortgage nonaccrual loans is recognized on a cash basis.

Fee income on bank loans included in interest income for the six months ended March 31, 2020 and 2019 was $9 million and $11 million, respectively.

The yield on tax-exempt loans in the preceding table is presented on a taxable-equivalent basis utilizing the applicable federal statutory tax rates for each of the six months ended March 31, 2020 and 2019.

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

	Six months ended March 31,
	2020 compared to 2019
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest income:
Interest-earning banking assets:
Cash	$3	$(9)	$(6)
Available-for-sale securities	5	(1)	4
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	2	(23)	(21)
CRE construction loans	1	(1)	—
CRE loans	5	(13)	(8)
Tax-exempt loans	(1)	—	(1)
Residential mortgage loans	13	(4)	9
SBL and other	8	(16)	(8)
Loans held for sale	—	(1)	(1)
Total bank loans, net	28	(58)	(30)
FHLB stock, FRB stock, and other	1	(1)	—
Total interest-earning banking assets	37	(69)	(32)
Interest expense:
Interest-bearing banking liabilities:
Bank deposits:
Savings, money market, and NOW accounts	5	(55)	(50)
Certificates of deposit	5	—	5
Total interest-bearing banking liabilities	10	(55)	(45)
Change in net interest income	$27	$(14)	$13

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

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2020	2019	% change	2020	2019	% change
Revenues:
Interest income	$12	$14	(14)%	$24	$30	(20)%
Gains/(losses) on private equity investments	(39)	2	NM	(41)	6	NM
All other	—	3	(100)%	2	4	(50)%
Total revenues	(27)	19	NM	(15)	40	NM
Interest expense	(17)	(19)	(11)%	(37)	(38)	(3)%
Net revenues	(44)	—	NM	(52)	2	NM
Total non-interest expenses	2	17	(88)%	25	37	(32)%
Pre-tax loss	$(46)	$(17)	(171)%	$(77)	$(35)	(120)%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Quarter ended March 31, 2020 compared with the quarter ended March 31, 2019

The pre-tax loss of $46 million was $29 million larger than the loss generated in the prior-year quarter.

Net revenues for the current quarter included $39 million of private equity valuation losses, compared with gains of $2 million in the prior-year quarter. During the current quarter, $22 million of the losses on private equity were attributable to noncontrolling interests, which were reflected as an offset within other expenses. These valuation losses were primarily the result of the negative impact of the COVID-19 pandemic on certain of our investments. Although net interest was flat compared with the prior-year quarter, we expect the impact of the decline in short-term interest rates implemented toward the end of the quarter, and the issuance of $500 million of senior notes payable at the end of the quarter to negatively affect our net interest in this segment in future quarters.

Non-interest expenses decreased $15 million, or 88%, primarily due to the aforementioned $22 million offset of private equity valuation losses related to noncontrolling interests in other expenses. Increases in compensation-related expenses and advertising expenses partially offset the decrease in other expenses.

Six months ended March 31, 2020 compared with the six months ended March 31, 2019

The pre-tax loss of $77 million was $42 million larger than the loss generated in the prior-year period.

Net revenues decreased $54 million from income of $2 million in the prior-year period to a loss of $52 million, primarily due to $41 million of private equity valuation losses, compared with gains of $6 million in the prior-year period. In the current-year period, $23 million of the losses on private equity investments were attributable to noncontrolling interests, which were reflected as an offset within other expenses. These valuation losses were primarily the result of the negative impact of the COVID-19 pandemic on certain of our investments. Interest earned on corporate cash balances also decreased due to lower short-term interest rates, partially offset by the impact of higher average balances.

Non-interest expenses decreased $12 million, or 32%, primarily due to the aforementioned $23 million offset of private equity valuation losses attributable to noncontrolling interests. Increases in compensation-related expenses and advertising expenses partially offset the decrease in other expenses.

Certain statistical disclosures by bank holding companies

We are required to provide certain statistical disclosures as a bank holding company under the SEC’s Industry Guide 3.  The following table provides certain of those disclosures.

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Return on assets	1.5%	2.7%	2.0%	2.7%
Return on equity	9.9%	16.7%	13.0%	16.2%
Average equity to average assets	15.2%	16.3%	15.7%	16.5%
Dividend payout ratio	30.8%	18.8%	23.9%	19.4%

Return on assets is computed by dividing annualized net income for the period indicated by average assets for each respective period. Average assets for the quarter is computed by adding total assets as of the date indicated to the prior quarter-end total, and dividing by two. Average assets for the year-to-date period is computed by adding total assets as of each quarter-end date during the year-to-date period to the beginning of the year total, and dividing by three.

Return on equity is computed by dividing annualized net income for the period indicated by average equity for each respective period. Average equity for the quarter is computed by adding total equity attributable to RJF as of the date indicated to the prior quarter-end total, and dividing by two. Average equity for the year-to-date period is computed by adding total equity attributable to RJF as of each quarter-end date during the year-to-date period to the beginning of the year total, and dividing by three.

Average equity to average assets is computed by dividing average equity by average assets, as calculated in accordance with the previous explanations.

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

Cash and cash equivalents increased $6.69 billion to $10.65 billion during the six months ended March 31, 2020, primarily due to $7.95 billion of cash provided by financing activities, partially offset by investing activities, which used $2.09 billion. Cash provided by financing activities mainly related to an increase in bank deposits, as client cash balances increased significantly due to the impact of COVID-19, and proceeds from our senior notes issuance during the current period, partially offset by our open-market share repurchases and dividends on our common stock. Investing activities primarily related to an increase in bank loans and growth of our available-for-sale securities portfolio during the current period.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and available from committed and uncommitted financing facilities provide adequate funds for continuing operations at current levels of activity.

Sources of liquidity

Nearly $2 billion of our total March 31, 2020 cash and cash equivalents included cash on hand at the parent, as well as parent cash loaned to RJ&A. The following table presents our holdings of cash and cash equivalents.

$ in millions	March 31, 2020
RJF	$445
RJ&A	2,193
RJ Bank	6,992
RJ Ltd.	666
RJFS	155
Carillon Tower Advisers	52
Other subsidiaries	145
Total cash and cash equivalents	$10,648

The significant increase in cash and cash equivalents as of March 31, 2020 was primarily due to an increase in client cash balances as a result of the market volatility toward the end of our second fiscal quarter. Subsequent to March 31, 2020, we utilized additional capacity with third-party banks in our RJBDP, which reduced cash and cash equivalents at RJ Bank by approximately $4 billion.

RJF maintained depository accounts at RJ Bank with a balance of $179 million as of March 31, 2020. The portion of this total that was available on demand without restrictions, which amounted to $108 million as of March 31, 2020, is reflected in the RJF total (and is excluded from the RJ Bank cash balance in the preceding table).

RJF had loaned $1.50 billion to RJ&A as of March 31, 2020 (such amount is included in the RJ&A cash balance in the preceding table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities. On April 1, 2020, we deposited approximately $350 million of cash into RJ&A’s segregated reserve accounts as a result of our March 31, 2020 reserve calculation.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

In addition to the cash balances described, we have various other potential sources of cash available to the parent from subsidiaries, as described in the following section.

Liquidity available from subsidiaries

Liquidity is principally available to RJF, the parent company, from RJ&A and RJ Bank.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934. As a member firm of FINRA, RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client transactions. In addition, covenants in RJ&A’s committed financing facilities require its net capital to be a minimum of 10% of aggregate debit items.  At March 31, 2020, RJ&A significantly exceeded the minimum regulatory requirements, the covenants in its financing arrangements pertaining to net capital, as well as its internally-targeted net capital tolerances.  FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements.

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

RJ Bank may pay dividends to RJF without prior approval of its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted regulatory capital ratios. At March 31, 2020, RJ Bank had $253 million of capital in excess of the amount it would need at that date to maintain its targeted regulatory capital ratios, and could pay a dividend of such amount without requiring prior approval of its regulator.

Although we have liquidity available to us from our other subsidiaries, the available amounts are not as significant as those previously described and, in certain instances, may be subject to regulatory requirements.

Borrowings and financing arrangements

Committed financing arrangements

Our ability to borrow is dependent upon compliance with the conditions in our various loan agreements and, in the case of secured borrowings, collateral eligibility requirements. Our committed financing arrangements are in the form of either tri-party repurchase agreements or, in the case of the Credit Facility, an unsecured line of credit. The required market value of the collateral associated with the committed secured facilities ranges from 105% to 125% of the amount financed.

The following table presents our committed financing arrangements with third-party lenders, which we generally utilize to finance a portion of our fixed income trading instruments held, and the outstanding balances related thereto.

	March 31, 2020
$ in millions	RJ&A	RJF	Total	Total number of arrangements
Financing arrangement:
Committed secured	$100	$—	$100	1
Committed unsecured (1)	200	300	500	1
Total committed financing arrangements	$300	$300	$600	2

Outstanding borrowing amount:
Committed secured	$—	$—	$—
Committed unsecured	—	—	—
Total outstanding borrowing amount	$—	$—	$—

(1)
The Credit Facility provides for maximum borrowings of up to $500 million, with a sublimit of $300 million for RJF. RJ&A may borrow up to $500 million under the Credit Facility, depending on the amount of outstanding borrowings by RJF. For additional details on our committed unsecured financing arrangement, see our discussion of the Credit Facility in Note 12 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Uncommitted financing arrangements

Our uncommitted financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit. Our arrangements with third-party lenders are generally utilized to finance a portion of our fixed income securities or for cash management purposes. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed. As of March 31, 2020, we had outstanding borrowings under two uncommitted secured borrowing arrangements with lenders out of a total of 11 uncommitted financing arrangements (six uncommitted secured and five uncommitted unsecured). However, lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

The following table presents our borrowings on uncommitted financing arrangements, all of which were in RJ&A.

$ in millions	March 31, 2020
Outstanding borrowing amount:
Uncommitted secured	$215
Uncommitted unsecured	—
Total outstanding borrowing amount	$215

Other financings

RJ Bank had $875 million in FHLB borrowings outstanding at March 31, 2020, comprised of floating-rate advances totaling $850 million and a $25 million fixed-rate advance, all of which were secured by a blanket lien on RJ Bank’s residential mortgage loan portfolio (see Note 12 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding these borrowings). RJ Bank had an additional $2.82 billion in immediate credit available from the FHLB as of March 31, 2020 and, with the pledge of additional eligible collateral to the FHLB, total available credit of 30% of total assets.

RJ Bank is eligible to participate in the FRB’s discount-window program; however, we do not view borrowings from the FRB as a primary source of funding.  The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the FRB, and is secured by pledged C&I loans.

We act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one broker-dealer and then lend them to another.  Where permitted, we have also loaned, to broker-dealers and other financial institutions, securities owned by clients or the firm.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balances related to the securities loaned included in “Securities loaned” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q, in the amount of $28 million as of March 31, 2020. See Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more information on our securities borrowed and securities loaned.

From time to time we enter into repurchase agreements and reverse repurchase agreements.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balances of the repurchase agreements included in “Securities sold under agreements to repurchase” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q, in the amount of $215 million as of March 31, 2020. These balances are reflected in the preceding table of uncommitted financing arrangements. Such financings are generally collateralized by non-customer, RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements.

The average daily balance outstanding during the five most recent quarters, the maximum month-end balance outstanding during the quarter and the period-end balances for repurchase agreements and reverse repurchase agreements are detailed in the following table.

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in millions)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
March 31, 2020	$218	$238	$215	$283	$388	$130
December 31, 2019	$184	$200	$200	$355	$351	$326
September 30, 2019	$170	$158	$150	$334	$343	$343
June 30, 2019	$211	$212	$165	$442	$479	$411
March 31, 2019	$172	$210	$210	$358	$447	$447

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

At March 31, 2020, in addition to the financing arrangements previously described, we had $16 million outstanding on a mortgage loan for our St. Petersburg, Florida home-office complex that is included in “Other borrowings” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q.

At March 31, 2020, we had aggregate outstanding senior notes payable of $2.04 billion. Our senior notes payable, exclusive of any unaccreted premiums or discounts and debt issuance costs, was comprised of $250 million par 5.625% senior notes due 2024, $500 million par 3.625% senior notes due 2026, $500 million par 4.65% senior notes due 2030, which were issued during our second fiscal quarter of 2020, and $800 million par 4.95% senior notes due 2046. See Note 13 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

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

Other sources and uses of liquidity

We have company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Certain of our non-qualified deferred compensation plans and other employee benefit plans are employee-directed while others are company-directed. Certain policies which we could readily borrow against had a cash surrender value of $512 million as of March 31, 2020, comprised of $298 million related to employee-directed plans and $214 million related to company-directed plans, and we were able to borrow up to 90%, or $461 million, of the March 31, 2020 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to the employee-directed plans. There were no borrowings outstanding against any of these policies as of March 31, 2020.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Total assets of $49.81 billion as of March 31, 2020 were $10.98 billion, or 28%, greater than our total assets as of September 30, 2019. The increase in assets was primarily due to a $8.72 billion increase in cash and cash and cash equivalents, including cash and cash equivalents segregated pursuant to regulations, primarily due to a significant increase in client cash balances due to the market volatility as a result of the COVID-19 pandemic, as well as proceeds from our $500 million senior notes issuance in March 2020. In addition, available-for-sale securities increased $1.17 billion, bank loans, net increased $897 million and other assets increased $321 million, primarily due to ROU assets recorded as a result of the adoption of new guidance related to the accounting for leases. Offsetting these increases, securities purchased under agreements to resell and trading instruments decreased $213 million and $263 million, respectively.

As of March 31, 2020, our total liabilities of $42.98 billion were $10.79 billion, or 34%, greater than our total liabilities as of September 30, 2019. The increase in total liabilities was primarily related to the significant increase in client cash balances and was comprised of a $7.74 billion increase in bank deposits, reflecting higher RJBDP balances held at RJ Bank and certificates of deposit issuances during the period, and a $2.72 billion increase in brokerage client payables, primarily due to an increase in client cash held in our CIP as of March 31, 2020. In addition, other payables increased $516 million, primarily due to operating lease liabilities recorded as a result of the adoption of new guidance related to the accounting for leases, and senior notes payable increased $494 million due to the issuance of $500 million of 4.65% senior notes due April 2030. Offsetting these increases was a decrease in accrued compensation, commissions and benefits of $343 million, primarily due to the annual payment of certain incentive compensation during the six months ended March 31, 2020.

See Notes 2 and 10 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information on our adoption of the new leasing guidance.

Contractual obligations

In March 2020, we sold in a registered underwritten public offering $500 million in aggregate principal amount of 4.65% senior notes due April 2030. Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding our senior notes.

Other than the item previously described, there were no other changes to the contractual obligations presented in our 2019 Form 10-K, other than in the ordinary course of business. See Note 15 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding our commitments as of March 31, 2020.

Regulatory

Refer to the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in “Item 1 - Business - Regulation” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory” of our 2019 Form 10-K.

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of March 31, 2020, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF and RJ Bank were categorized as “well-capitalized” as of March 31, 2020. The maintenance of certain risk-based and other regulatory capital levels could influence various capital allocation decisions impacting one or more of our businesses.  However, due to the current capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities.

Legislative and regulatory changes in connection with COVID-19

The COVID-19 pandemic has resulted in governments around the world implementing several measures to help control the spread of the virus, including, among others, quarantines, travel restrictions and business curtailments. In addition, governments globally intervened with fiscal policy to mitigate the impact of the pandemic, including the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in the U.S., which aimed to provide economic relief to businesses and individuals.

The CARES Act includes a broad range of provisions intended to support the U.S. economy. Among its provisions, the act allocates funds for a new Paycheck Protection Program that expands an existing Small Business Administration (“SBA”) loan guarantee program for small businesses to keep their employees on payroll and make other eligible payments. Currently, the firm does not act as a lender under these programs and facilities, and has no plans to do so.

The CARES Act also provides certain temporary regulatory relief for financial institutions, including RJF and its subsidiaries. The act permits financial institutions to temporarily suspend requirements under GAAP for COVID-19-related loan modifications that

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

would otherwise be classified as TDRs and to suspend any determination of a loan modified as a result of the effects of COVID-19 as being a TDR, including impairment for accounting purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” for further information on the impact of such loan modifications. The act also permits financial institutions to temporarily delay the implementation of CECL for estimating allowances for credit losses. Given our later adoption date of October 1, 2020, we do not anticipate delaying our adoption. In addition, the Federal Reserve, the FDIC and the OCC issued a joint statement providing banking organizations optional temporary relief by delaying the initial adoption impact of CECL on regulatory capital for two years, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during 2020 and 2021 (i.e., a five-year transition period). As we do not adopt CECL until October 1, 2020, we are currently evaluating whether we intend to avail ourselves of such relief.

The CARES Act grants potential tax relief and liquidity to businesses, including corporate tax provisions that: temporarily allow for the carryback of net operating losses and remove limitations on the use of loss carryforwards, increase interest expense deduction limitations, and allow accelerated depreciation deductions on certain asset improvements. In addition, the CARES Act allows employers to defer the payment, including the deposit, of payroll taxes for the 2020 calendar year from March 27, 2020 until December 31, 2021 for 50 percent of such taxes and December 31, 2022 for the remaining 50 percent.

The CARES Act further provides a number of consumer finance protections. The act also provides a range of forbearance rights with respect to any federally backed residential or multi-family mortgage loan and generally limits the ability of a lender or servicer to institute foreclosure or similar proceedings. The act additionally imposes a moratorium on evictions from dwellings of many tenants. These provisions are consistent with supervisory guidance previously issued by federal banking agencies, which also stated that they would not criticize financial institutions for working with customers affected by the outbreak in a safe and sound manner. We are modifying our processes to ensure full compliance and are working as appropriate to support affected businesses and individuals during this time.

In addition to guidance regarding supporting customers, federal banking agencies have also taken a number of other actions. The Federal Reserve, for example, has taken active steps to inject liquidity into the economy. The Federal Reserve has reduced the benchmark interest rate in an attempt to stimulate the economy. As previously mentioned, this has and will continue to negatively impact our net interest earnings. In addition, the Federal Reserve has established a number of new facilities, including to provide liquidity for issuers of commercial paper, money market funds, new bond and loan issuances, outstanding corporate bonds, primary dealers, and small and medium-sized businesses, and has reduced the interest rates on borrowings under its discount window.

The Company’s legislative and regulatory environment is continually changing in response to the outbreak of COVID-19, and new or modified laws, regulations and guidance may be promulgated at very short notice.

See Note 20 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information on regulatory capital requirements.

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

Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements. Therefore, understanding these critical accounting estimates is important in understanding our reported results of operations and financial position. We believe that of our accounting estimates and assumptions, those described in the following sections involve a high degree of judgment and complexity. Recent market disruptions as a result of the COVID-19 pandemic have made it more challenging for us to determine the amount of our allowance for loan losses and the fair value of certain of our assets, particularly our private equity investments. The current circumstances have required a greater reliance on judgment than in recent periods in determining these amounts as of March 31, 2020.

Valuation of financial instruments

The use of fair value to measure financial instruments, with related gains or losses recognized in our Condensed Consolidated Statements of Income and Comprehensive Income, is fundamental to our financial statements and our risk management processes. See Note 2 of

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

the Notes to Consolidated Financial Statements of our 2019 Form 10-K for a discussion of our fair value accounting policies regarding financial instruments owned and financial instruments sold but not yet purchased. See Note 3 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on our financial instruments at fair value.

Loss provisions

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical accounting estimates - Loss provisions” of our 2019 Form 10-K for more information.

Loss provisions for legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of the Notes to Consolidated Financial Statements of our 2019 Form 10-K. In addition, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding legal and regulatory matter contingencies as of March 31, 2020.

Loan loss provisions arising from operations of RJ Bank

We provide an allowance for loan losses which reflects our continuing evaluation of the probable losses inherent in RJ Bank’s loan portfolio. See the discussion regarding our methodology in estimating the allowance for loan losses in Note 2 of the Notes to Consolidated Financial Statements of our 2019 Form 10-K. See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on our bank loans.

At March 31, 2020, the amortized cost of all RJ Bank loans was $22.11 billion and the allowance for loan losses was $324 million, which was 1.47% of the held for investment loan portfolio.

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

Off-balance sheet arrangements

For information regarding our off-balance sheet arrangements, see Note 2 of the Notes to Consolidated Financial Statements of our 2019 Form 10-K and Note 15 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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
Management’s Discussion and Analysis

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

Market risk

Market risk is our risk of loss resulting from the impact of changes in market prices on our trading inventory, derivatives and investment positions. We have exposure to market risk primarily through our broker-dealer trading operations and, to a lesser extent, through our banking operations. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Market risk” of our 2019 Form 10-K for a discussion of our market risk, including how we manage such risk. See Notes 3, 4 and 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for fair value and other information regarding our trading inventories, available-for-sale securities and derivative instruments.

Interest rate risk

Trading activities

We are exposed to interest rate risk as a result of our trading inventory (primarily comprised of fixed income instruments) in our Capital Markets segment. We actively manage the interest rate risk arising from our fixed income trading securities through the use of hedging strategies that involve U.S. Treasury securities, futures contracts, liquid spread products and derivatives. During our second fiscal quarter of 2020, in response to the significant market volatility as a result of the COVID-19 pandemic, we took steps to proactively manage our market risk exposures, including enhanced review and monitoring of exposures and risk mitigation efforts. As a result, we reduced our trading inventory during the quarter to reduce risk.

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

The Fed’s MRR requires us to perform daily back-testing procedures of our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income and intraday trading. Regulatory-defined daily trading losses are used to evaluate the performance of our VaR model and are not comparable to our actual daily net revenues. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the three and six months ended March 31, 2020, our regulatory-defined daily loss in our trading portfolios exceeded our predicted VaR on eleven occasions due to higher levels of market volatility as a result of the COVID-19 pandemic.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following table sets forth the high, low, period-end and daily average VaR for all of our trading portfolios, including fixed income, equity and derivative instruments, for the period and dates indicated.

	Six months ended March 31, 2020		Period-end VaR			Three months ended March 31,		Six months ended March 31,
$ in millions	High	Low	March 31, 2020	September 30, 2019	$ in millions	2020	2019	2020	2019
Daily VaR	$2	$1	$1	$1	Daily average VaR	$1	$1	$1	$1

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

Should markets suddenly become more volatile, as they did in our second fiscal quarter of 2020, actual trading losses may exceed VaR results presented on a single day and might accumulate over a longer time horizon, such as a number of consecutive trading days. Accordingly, management applies additional controls including position limits, a daily review of trading results, review of the status of aged inventory, independent controls on pricing, monitoring of concentration risk, review of issuer ratings and stress testing. We utilize stress testing to complement our VaR analysis so as to measure risk under historical and hypothetical adverse scenarios. During volatile markets, we may choose to pare our trading inventories to reduce risk, as we did during our second fiscal quarter of 2020.

Banking operations

RJ Bank maintains an earning asset portfolio that is comprised of cash, C&I loans, tax-exempt loans, commercial and residential real estate loans, SBL and other loans, as well as MBS and CMOs (held in the available-for-sale securities portfolio), SBA loan securitizations and a trading portfolio of corporate loans.  These earning assets are primarily funded by client deposits.  Based on its current earning asset portfolio, RJ Bank is subject to interest rate risk.  RJ Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both in a range of interest rate scenarios.

One of the objectives of RJ Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The methods used to measure this sensitivity are described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Market risk” of our 2019 Form 10-K.

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

Instantaneous changes in rate	Net interest income ($ in millions)	Projected change in net interest income
+200	$951	30.27%
+100	$893	22.33%
0	$730	—
-25	$683	(6.44)%

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net interest analysis” of this Form 10-Q for a discussion of the impact changes in short-term interest rates could have on the firm’s operations.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following table shows the contractual maturities of RJ Bank’s loan portfolio at March 31, 2020, including contractual principal repayments.  This table does not include any estimates of prepayments, which could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the table. Loan amounts in the table exclude unearned income and deferred expenses.

	Due in
$ in millions	One year or less	> One year – five years	> five years	Total
Loans held for investment:
C&I loans	$165	$4,077	$4,074	$8,316
CRE construction loans	10	128	42	180
CRE loans	627	2,610	593	3,830
Tax-exempt loans	—	76	1,190	1,266
Residential mortgage loans	—	4	4,860	4,864
SBL and other	3,526	20	—	3,546
Total loans held for investment	4,328	6,915	10,759	22,002
Loans held for sale	—	—	115	115
Total loans	$4,328	$6,915	$10,874	$22,117

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at March 31, 2020. Loan amounts in the table exclude unearned income and deferred expenses.

	Interest rate type
$ in millions	Fixed	Adjustable	Total
Loans held for investment:
C&I loans	$140	$8,011	$8,151
CRE construction loans	2	168	170
CRE loans	70	3,133	3,203
Tax-exempt loans	1,266	—	1,266
Residential mortgage loans	222	4,642	4,864
SBL and other	—	20	20
Total loans held for investment	1,700	15,974	17,674
Loans held for sale	2	113	115
Total loans	$1,702	$16,087	$17,789

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

In our RJ Bank available-for-sale securities portfolio, we hold primarily fixed-rate agency MBS and CMOs which were carried at fair value on our Condensed Consolidated Statements of Financial Condition at March 31, 2020, with changes in the fair value of the portfolio recorded through OCI in our Condensed Consolidated Statements of Income and Comprehensive Income. At March 31, 2020, our RJ Bank available-for-sale securities portfolio had a fair value of $4.27 billion with a weighted-average yield of 2.27% and a duration of three years. See Note 4 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Foreign exchange risk

We are subject to foreign exchange risk due to our investments in foreign subsidiaries as well as transactions and resulting balances denominated in a currency other than the U.S. dollar. For example, a portion of our bank loan portfolio includes loans which are denominated in Canadian dollars totaling $1.11 billion and $1.10 billion at March 31, 2020 and September 30, 2019, respectively. A portion of such loans are held by RJ Bank’s Canadian subsidiary, which is discussed in the following sections.

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

We had foreign exchange risk in our investment in RJ Ltd. of CAD 338 million at March 31, 2020, which was not hedged. Foreign exchange gains/losses related to this investment are primarily reflected in OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 16 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding our components of OCI.

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

Credit risk

Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s or counterparty’s ability to meet its financial obligations under contractual or agreed upon terms. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction, and the parties involved. Credit risk is an integral component of the profit assessment of lending and other financing activities. See further discussion of our credit risk, including how we manage such risk, in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” of our 2019 Form 10-K.

The sharp decline in economic activity as a result of COVID-19 has caused increased credit risk in general and particularly with regard to companies in sectors that have been most significantly impacted by the economic disruption, including oil and gas, airlines, entertainment and leisure, restaurants and gaming. Given the stresses on our clients’ liquidity, we have enhanced our credit monitoring activities, with an increased focus on monitoring our credit exposures and counterparty credit risk, including the risk that trades may not settle with a given counterparty. We have required collateral to be posted across our credit risk exposures in accordance with agreements with our borrowers and counterparties.

RJ Bank has a substantial loan portfolio.  While RJ Bank’s loan portfolio is diversified, a significant downturn in the overall economy, such as the downturn during our second fiscal quarter, deterioration in real estate values or a significant issue within any sector or sectors where RJ Bank has a concentration will generally result in large provisions for loan losses and/or charge-offs. RJ Bank determines the allowance required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each class of loans and makes enhancements it considers appropriate.

Our allowance for loan losses is regularly evaluated with adjustments made on a quarterly basis. Several factors were taken into consideration in evaluating the allowance for loan losses at March 31, 2020, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans, delinquency ratios and the impact of the COVID-19 pandemic. RJ Bank also

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. Finally, RJ Bank considered current economic conditions that might impact the portfolio. In response to the COVID-19 pandemic, we performed a portfolio-wide assessment on our loan portfolio. As a result, we downgraded loans in certain impacted industries, which gave rise to an increase in the loan loss provision during the current quarter. We will continue to assess the impact of COVID-19 and, as more information becomes available regarding the financial repercussions to our borrowers, the risk ratings for individual loans will be updated and the allowance will be adjusted accordingly.

RJ Bank’s allowance for loan losses as a percentage of bank loans outstanding was 1.47% and 1.04% at March 31, 2020 and September 30, 2019, respectively. See Note 7 in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q for detail on the changes in RJ Bank’s allowance for loan losses.
The bank loan loss provision for the six months ended March 31, 2020 was $107 million compared to a loan loss provision of $21 million for the prior-year period. See further explanation of the loan loss provision increase in “Management’s Discussion and Analysis - Results of Operations - RJ Bank” of this Form 10-Q.

The level of charge-off activity is a factor that is considered in evaluating the potential for severity of future credit losses. The following table presents net loan (charge-offs)/recoveries and the percentage of net loan (charge-offs)/recoveries to the average outstanding loan balances by loan portfolio segment.

	Three months ended March 31,				Six months ended March 31,
	2020		2019		2020		2019
$ in millions	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans
C&I loans	$—	—	$(3)	0.06%	$—	—	$(3)	0.06%
CRE loans	—	—	(3)	0.20%	—	—	(3)	0.19%
Residential mortgage loans	—	—	—	—	—	—	1	0.04%
Total	$—	—	$(6)	0.06%	$—	—	$(5)	0.05%

The level of nonperforming loans is another indicator of potential future credit losses. The following table presents the nonperforming loans balance and total allowance for loan losses for the periods presented.

	March 31, 2020		September 30, 2019
$ in millions	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
Loans held for investment:
C&I loans	$4	$197	$19	$139
CRE construction loans	—	3	—	3
CRE loans	6	88	8	46
Tax-exempt loans	—	11	—	9
Residential mortgage loans	14	18	16	16
SBL and other	—	7	—	5
Total	$24	$324	$43	$218
Total nonperforming loans as a % of RJ Bank total loans	0.11%		0.21%

Included in nonperforming residential mortgage loans were $7 million in loans for which $4 million in charge-offs were previously recorded, resulting in less exposure within the remaining balance. See Note 7 in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q for loan categories as a percentage of total loans receivable.

The nonperforming loan balances in the preceding table exclude $11 million and $12 million as of March 31, 2020 and September 30, 2019, respectively, of residential TDRs which were returned to accrual status in accordance with our policy. Total nonperforming assets, including other real estate acquired in the settlement of residential mortgages, amounted to $27 million and $46 million at March 31, 2020 and September 30, 2019, respectively. Total nonperforming assets as a percentage of RJ Bank total assets were 0.08% and 0.18% at March 31, 2020 and September 30, 2019, respectively. Although our nonperforming assets as a percentage of RJ Bank assets remained low as of March 31, 2020, and we had no charge-offs during our second fiscal quarter, prolonged or further market deterioration could result in an increase in our nonperforming assets, an increase in our allowance for loan losses and/or an increase

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

in net charge-offs in future periods, although the extent will depend on future developments that are highly uncertain and cannot be predicted.

We have received requests from certain clients for forbearance, or deferral of their loan payments to us, driven or exacerbated by the economic impacts of the COVID pandemic. Certain clients have also requested modifications of covenant terms. The CARES Act permits, among other things, financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 and is intended to provide interpretive guidance as to conditions that would constitute a short-term modification that would not meet the definition of a TDR. We have made certain loan modifications that relate to short-term payment deferrals that are not considered TDRs. Based on the outstanding principal balance as of the end of April 2020, we have received payment deferral requests on approximately 3% and 2% of our corporate and residential loans, respectively.

Loan underwriting policies

RJ Bank’s underwriting policies for the major types of loans are described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” of our 2019 Form 10-K. There were no material changes in RJ Bank’s underwriting policies during the six months ended March 31, 2020.

Risk monitoring process

Another component of credit risk strategy at RJ Bank is the ongoing risk monitoring and review processes for all residential, SBL, corporate and tax-exempt credit exposures, as well as our rigorous processes to manage and limit credit losses arising from loan delinquencies. There are various other factors included in these processes, depending on the loan portfolio. There were no material changes to those processes and policies during the six months ended March 31, 2020.

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

	Amount of delinquent residential loans			Delinquent residential loans as a percentage of outstanding loan balances
$ in millions	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
March 31, 2020	$2	$8	$10	0.04%	0.16%	0.20%
September 30, 2019	$2	$10	$12	0.04%	0.22%	0.26%

Our March 31, 2020 percentage continues to compare favorably to the national average for over 30 day delinquencies of 2.54%, as most recently reported by the Fed.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Credit risk is also managed by diversifying the residential mortgage portfolio. Most of the loans in our residential loan portfolio are to Private Client Group clients across the country. The following table details the geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans.

	March 31, 2020
	Loans outstanding as a % of RJ Bank total residential mortgage loans	Loans outstanding as a % of RJ Bank total loans
CA	26.0%	5.7%
FL	16.5%	3.6%
TX	8.1%	1.8%
NY	7.2%	1.6%
CO	3.9%	0.9%

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize.  At March 31, 2020 and September 30, 2019, these loans totaled $1.51 billion and $1.29 billion, respectively, or approximately 30% of the residential mortgage portfolio as of each of these dates.  The weighted average number of years before the remainder of the loans, which were still in their interest-only period at March 31, 2020, begins amortizing is 5.9 years.

A component of credit risk management for the residential portfolio is the LTV ratio and borrower credit score at origination or purchase. The most recent weighted-average LTV ratios and FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio were 64% and 762, respectively.

Corporate and tax-exempt loans

Credit risk in RJ Bank’s corporate and tax-exempt loan portfolios are monitored on an individual loan basis. The majority of RJ Bank’s tax-exempt loan portfolio is comprised of loans to investment-grade borrowers.

Credit risk is managed by diversifying the corporate loan portfolio. RJ Bank’s corporate loan portfolio does not contain a significant concentration in any single industry. The following table details the industry concentrations (top five categories) of RJ Bank’s corporate loans.

	March 31, 2020
	Loans outstanding as a % of RJ Bank total corporate loans	Loans outstanding as a % of RJ Bank total loans
Automotive/transportation	7.4%	4.1%
Office real estate	7.2%	3.9%
Business systems and services	7.1%	3.9%
Hospitality	6.9%	3.8%
Multifamily	5.3%	2.9%

RJ Bank’s exposure to the energy, airline, entertainment/leisure, restaurant and gaming sectors, those most affected by the economic disruption from the COVID-19 pandemic, were each less than 2% of the loan portfolio as of March 31, 2020.

Although we saw significant deterioration in oil prices during our second fiscal quarter, our energy portfolio primarily consists of loans to midstream distribution companies and convenience stores, with no loans to exploration and production enterprises. As a result, the portfolio has minimal direct commodity price exposure. However, if we continue to see a significant deterioration in oil prices, our clients, and as a result our loans to such clients, could be negatively impacted in the future.

Liquidity risk

See the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” of this Form 10-Q for information regarding our liquidity and how we manage liquidity risk.

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes, including cybersecurity incidents. See “Item 7 - Management’s Discussion and

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Analysis of Financial Condition and Results of Operations - Risk management - Operational risk” of our 2019 Form 10-K for a discussion of our operational risk and certain of our risk mitigation processes.

In response to the COVID-19 pandemic, we activated and successfully executed on our business continuity protocols and continue to monitor the COVID-19 crisis under such protocols. We have endeavored to safeguard our employees and to ensure continuity of business operations for our clients. As a result, nearly all of our employees are working remotely. Our systems and infrastructure have continued to support the increased volumes of activity, without any significant operational or technology disruptions. We did not incur any material losses related to our operational risks during the six months ended March 31, 2020.

As more fully described in the discussion of our business technology risks included in various risk factors presented in “Item 1A - Risk Factors” of our 2019 Form 10-K and “Part II - Other Information - Item 1A - Risk Factors” of this Form 10-Q, despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, cyber-attacks and other information security breaches, and other events that could have an impact on the security and stability of our operations.  To-date, we have not experienced any material losses relating to cyber-attacks or other information security breaches; however, there can be no assurances that we will not suffer such losses in the future.

Model risk

Model risk refers to the possibility of unintended business outcomes arising from the design, implementation or use of models. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Model risk” of our 2019 Form 10-K for information regarding how we utilize models throughout the firm and how we manage model risk.

Compliance risk

Compliance risk is the risk of legal or regulatory sanctions, financial loss, or reputational damage that the firm may suffer from a failure to comply with applicable laws, external standards, or internal requirements. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Compliance risk” of our 2019 Form 10-K for information on our compliance risks, including how we manage such risks. There have been no material changes in our compliance risk mitigation processes during the six months ended March 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management” of this Form 10-Q for our quantitative and qualitative disclosures about market risk.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties which could adversely affect our business, financial condition, results of operations, liquidity and the trading price of our common stock. For information regarding these risks and uncertainties, see “Item 1A - Risk Factors” of our 2019 Form 10-K. The following represents material changes to our risk factors disclosed in our 2019 Form 10-K.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

The recent outbreak of COVID-19 has adversely affected, and will likely continue to adversely affect, our business, financial condition, liquidity and results of operations.

The worldwide COVID-19 pandemic has negatively affected our business and the entire financial services industry and is likely to continue to do so. Since the beginning of January 2020, the outbreak has caused significant volatility and disruption in the financial markets both globally and in the U.S., and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The pandemic has led governments and other authorities around the world, including federal, state and local authorities in the U.S., to impose measures intended to control its spread, including restrictions on travel and the conduct of business, such as stay-at-home orders, quarantines, travel bans, border closings, business closures and other similar measures. If COVID-19, or another highly infectious or contagious disease, continues to spread or the response to contain it is unsuccessful, we will likely experience further adverse effects on our business, financial condition, liquidity, and results of operations. A prolonged period of economic deterioration may also result in impairment of goodwill and identifiable intangible assets. The extent of such effects will depend on future developments which are highly uncertain and cannot be predicted, including the geographic spread of the virus, the overall severity of the disease, the duration of the outbreak, the measures taken by various governmental authorities in response to the outbreak and the possible further impacts on the global economy.

The continued spread of COVID-19, or another highly infectious or contagious disease, has caused and could continue to cause severe disruptions in our business. These effects have included restrictions on our employees’ ability to travel, as well as temporary closures of our facilities and the facilities of our customers, suppliers, or other vendors. We often recruit skilled professionals and new clients by visiting their offices or having them visit our offices. Consequently, any travel restrictions or other disruptions that prevent us from meeting with professional prospects or potential new clients may adversely impact our ability to recruit such professional prospects or engage potential new clients. Although we maintain contingency plans for events such as pandemic outbreaks, the further spread of COVID-19 or a similar contagious disease could also impair the availability of our executive officers who are necessary to conduct our business. In addition, any continued spread of COVID-19 or new outbreak could harm the operations of third-party service providers who perform critical services for our business.

The COVID-19 pandemic has caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. As a result of a shift to fee-based accounts over the past several years, a larger portion of our client assets is more directly affected by market movements. The significant decrease in the market value of our clients’ assets has had and will continue to have a negative impact on our financial results due to the fact that asset-based fees are earned on the market value of the underlying client assets, many of which are billed based on assets as of the beginning of a quarter. This market decline will likely have a greater negative affect on revenues and profitability than would have been experienced in prior years due to the increased proportion of our asset-based revenues. Market volatility could also cause clients to move their investments to lower margin products, or withdraw them, which could have an adverse impact on our profitability. We could also experience a material reduction in trading volume and lower securities prices in times of market volatility, which would result in lower brokerage revenues, including losses on firm inventory. The fair values of certain of our investments could also continue to be negatively impacted, resulting in additional unrealized or realized losses on such investments. In addition, the market volatility and uncertainty related to the COVID-19 pandemic may cause our institutional clients to abandon announced transactions and/or cease exploration of potential transactions which could negatively impact our Capital Markets revenues, including those derived from our investment banking business.

Moreover, certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the macroeconomic effects of COVID-19 have had, and will continue to have, a negative effect on our business. The Fed significantly lowered interest rates in response to COVID-19 pandemic concerns in March. These decreases in short-term interest rates, in addition

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

to those in late 2019, have had a negative impact on our results, as we have certain assets and liabilities, primarily held in our PCG, RJ Bank and Other segments, which are sensitive to changes in interest rates. Fees we earn from third-party banks on client cash balances swept to such banks as part of RJBDP are also sensitive to changes in interest rates. These market interest rate declines will continue to negatively impact results in future quarters.

In addition, we are generally exposed to the credit risk that third-parties that owe us money, securities or other assets will fail to meet their obligations to us due to numerous causes, and this risk has been and may further be exacerbated by the macroeconomic effects of COVID-19. We lend to businesses and individuals, including through offering C&I loans, commercial and residential mortgage loans, tax-exempt loans, home equity lines of credit, and other loans generally collateralized by securities. We also incur credit risk through our investments. Our credit risk has increased, and such risk and credit losses may continue to increase to the extent our loans or investments are to borrowers or issuers who as a group may be uniquely or disproportionately affected by declining economic or market conditions as a result of COVID-19 such as those operating in the airline, restaurant, gaming, entertainment/leisure and energy sectors. The deterioration of our credit exposure due to COVID-19 has led to additional loan loss provisions and could lead to further additional loan loss provisions and/or charges-offs, or credit impairment of our investments, and subsequently have a material impact on our net income, regulatory capital and liquidity.

We cannot assure you that conditions in financial markets will not continue to deteriorate as a result of the pandemic, or that our access to capital and other sources of funding will not become constrained, resulting in actions such as restructuring debt or obtaining additional financing on terms that may be onerous or highly dilutive.

Any cyber-attack or other security breach of our technology systems, or those of our clients or other third-party vendors we rely on, could subject us to significant liability and harm our reputation.

Our operations rely heavily on the secure processing, storage and transmission of sensitive and confidential financial, personal and other information in our computer systems and networks. There have been several highly publicized cases involving financial services companies reporting the unauthorized disclosure of client or other confidential information in recent years, as well as cyber-attacks involving the theft, dissemination and destruction of corporate information or other assets, in some cases as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties. Like other financial services firms, we experience malicious cyber activity directed at our computer systems, software, networks and its users on a daily basis. This malicious activity includes attempts at unauthorized access, implantation of computer viruses or malware, and denial-of-service attacks. We also experience large volumes of phishing and other forms of social engineering attempted for the purpose of perpetrating fraud against the firm, our associates, our advisors or our clients. Additionally, like many large enterprises, since mid-March 2020, we have shifted the majority of our associates to remote work arrangements in response to the COVID-19 pandemic. This change in our operating model has enabled us to successfully continue business operations, but also introduces potential new vulnerabilities to cyber threats. We seek to continuously monitor for and nimbly react to any and all such activity, and we develop our systems to protect our technology infrastructure and data from misuse, misappropriation or corruption.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

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

Further, in light of the high volume of transactions we process, the large number of our clients, partners and counterparties, the increasing sophistication of malicious actors, and the COVID-19 pandemic response, a cyber-attack could occur and persist for an extended period of time without detection. We expect that any investigation of a cyber-attack would take substantial amounts of time, and that there may be extensive delays before we obtain full and reliable information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all of which would further increase the costs and consequences of such an attack.

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

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Operational risk” of our 2019 Form 10-K and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Operational risk” of this Form 10-Q for additional information regarding our exposure to and approaches for managing operational risks.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered securities for the six months ended March 31, 2020.

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described in the following paragraphs. The following table presents information on our purchases of our own stock, on a monthly basis, for the six months ended March 31, 2020.

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) at each month-end, of securities that may yet be purchased under the plans or programs

October 1, 2019 – October 31, 2019	5,582	$84.80	—	$750
November 1, 2019 – November 30, 2019	86,720	$89.35	—	$750
December 1, 2019 – December 31, 2019	132,723	$89.33	125,567	$739
First quarter	225,025	$89.23	125,567

January 1, 2020 – January 31, 2020	40,106	$89.74	32,988	$736
February 1, 2020 – February 29, 2020	721,432	$89.47	719,250	$672
March 1, 2020 – March 31, 2020	1,800,682	$74.94	1,795,764	$537
Second quarter	2,562,220	$79.26	2,548,002
Fiscal year-to-date total	2,787,245	$80.06	2,673,569

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

In response to the heightened market volatility as a result of the COVID-19 pandemic, we have suspended our share repurchases since mid-March 2020.

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

4.1
Seventh Supplemental Indenture, dated as of March 31, 2020, for the 4.650% Senior Notes due 2030, between Raymond James Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 31, 2020.

10.1
Raymond James Financial, Inc. Amended and Restated 2012 Stock Incentive Plan (as amended through February 20, 2020), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2020.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	May 8, 2020	/s/ Paul C. Reilly
Paul C. Reilly
Chairman and Chief Executive Officer

Date:	May 8, 2020	/s/ Paul M. Shoukry
Paul M. Shoukry
Chief Financial Officer and Treasurer