Form 10-Q
period 2020-06-30
RAYMOND JAMES FINANCIAL INC
filed 2020-08-07
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
137,159,781 shares of common stock as of August 6, 2020

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in millions, except per share amounts	June 30, 2020	September 30, 2019
Assets:
Cash and cash equivalents	$5,632	$3,957
Cash and cash equivalents segregated pursuant to regulations	3,205	2,014
Securities purchased under agreements to resell	193	343
Securities borrowed	300	248
Financial instruments, at fair value:
Trading instruments ($270 and $535 pledged as collateral)	361	708
Available-for-sale securities ($24 and $24 pledged as collateral)	5,630	3,093
Derivative assets	452	338
Other investments ($40 and $32 pledged as collateral)	327	365
Brokerage client receivables, net	2,346	2,671
Receivables from brokers, dealers and clearing organizations	472	281
Other receivables	616	549
Bank loans, net	21,223	20,891
Loans to financial advisors, net	992	983
Property and equipment, net	537	527
Deferred income taxes, net	222	231
Goodwill and identifiable intangible assets, net	602	611
Other assets	1,572	1,020
Total assets	$44,682	$38,830

Liabilities and shareholders’ equity:
Bank deposits	$25,372	$22,281
Securities sold under agreements to repurchase	228	150
Securities loaned	88	323
Financial instruments sold but not yet purchased, at fair value:
Trading instruments	154	296
Derivative liabilities	394	313
Brokerage client payables	5,955	4,361
Payables to brokers, dealers and clearing organizations	190	229
Accrued compensation, commissions and benefits	1,109	1,272
Other payables	1,243	518
Other borrowings	890	894
Senior notes payable	2,044	1,550
Total liabilities	37,667	32,187
Commitments and contingencies (see Note 15)
Shareholders’ equity
Preferred stock; $.10 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock; $.01 par value; 350,000,000 shares authorized; 158,909,194 and 158,435,030 shares issued as of June 30, 2020 and September 30, 2019, respectively, and 137,025,724 and 137,841,952 shares outstanding as of June 30, 2020 and September 30, 2019, respectively	2	2
Additional paid-in capital	1,984	1,938
Retained earnings	6,326	5,874
Treasury stock, at cost; 21,883,470 and 20,593,078 common shares as of June 30, 2020 and September 30, 2019, respectively	(1,348)	(1,210)
Accumulated other comprehensive income/(loss)	1	(23)
Total equity attributable to Raymond James Financial, Inc.	6,965	6,581
Noncontrolling interests	50	62
Total shareholders’ equity	7,015	6,643
Total liabilities and shareholders’ equity	$44,682	$38,830
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
in millions, except per share amounts	2020	2019	2020	2019
Revenues:
Asset management and related administrative fees	$867	$879	$2,828	$2,527
Brokerage revenues:
Securities commissions	343	358	1,116	1,095
Principal transactions	143	93	345	262
Total brokerage revenues	486	451	1,461	1,357
Account and service fees	134	183	484	559
Investment banking	139	139	428	439
Interest income	217	321	799	961
Other	33	27	47	95
Total revenues	1,876	2,000	6,047	5,938
Interest expense	(42)	(73)	(136)	(221)
Net revenues	1,834	1,927	5,911	5,717
Non-interest expenses:
Compensation, commissions and benefits	1,277	1,277	4,050	3,767
Non-compensation expenses:
Communications and information processing	100	92	293	278
Occupancy and equipment	55	55	168	159
Business development	21	57	106	141
Investment sub-advisory fees	23	24	75	70
Professional fees	24	22	68	61
Bank loan loss provision/(benefit)	81	(5)	188	16
Acquisition and disposition-related expenses	—	—	—	15
Other	55	63	167	189
Total non-compensation expenses	359	308	1,065	929
Total non-interest expenses	1,636	1,585	5,115	4,696
Pre-tax income	198	342	796	1,021
Provision for income taxes	26	83	187	252
Net income	$172	$259	609	769

Earnings per common share – basic	$1.25	$1.84	$4.41	$5.42
Earnings per common share – diluted	$1.23	$1.80	$4.33	$5.30
Weighted-average common shares outstanding – basic	137.1	140.4	137.9	141.8
Weighted-average common and common equivalent shares outstanding – diluted	139.4	143.6	140.5	144.8

Net income	$172	$259	$609	$769
Other comprehensive income/(loss), net of tax:
Available-for-sale securities	5	24	67	65
Currency translations, net of the impact of net investment hedges	11	6	(6)	1
Cash flow hedges	(4)	(19)	(37)	(49)
Total other comprehensive income, net of tax	12	11	24	17
Total comprehensive income	$184	$270	$633	$786
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
$ in millions, except per share amounts	2020	2019	2020	2019
Common stock, par value $.01 per share:
Balance beginning of period	$2	$2	$2	$2
Share issuances	—	—	—	—
Balance end of period	2	2	2	2

Additional paid-in capital:
Balance beginning of period	1,953	1,917	1,938	1,808
Employee stock purchases	12	7	29	27
Exercise of stock options and vesting of restricted stock units, net of forfeitures	(3)	2	(74)	27
Restricted stock, stock option and restricted stock unit expense	22	21	91	85
Acquisition of noncontrolling interest and other	—	(32)	—	(32)
Balance end of period	1,984	1,915	1,984	1,915

Retained earnings:
Balance beginning of period	6,205	5,448	5,874	5,032
Net income attributable to Raymond James Financial, Inc.	172	259	609	769
Cash dividends declared (see Note 21)	(51)	(47)	(157)	(146)
Other	—	(1)	—	4
Balance end of period	6,326	5,659	6,326	5,659

Treasury stock:
Balance beginning of period	(1,351)	(976)	(1,210)	(447)
Purchases/surrenders	—	(86)	(222)	(598)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	3	2	84	(15)
Balance end of period	(1,348)	(1,060)	(1,348)	(1,060)

Accumulated other comprehensive income/(loss):
Balance beginning of period	(11)	(25)	(23)	(27)
Other comprehensive income, net of tax	12	11	24	17
Other	—	—	—	(4)
Balance end of period	1	(14)	1	(14)
Total equity attributable to Raymond James Financial, Inc.	$6,965	$6,502	$6,965	$6,502

Noncontrolling interests:
Balance beginning of period	$36	$69	$62	$84
Net loss attributable to noncontrolling interests	(2)	(2)	(26)	(16)
Capital contributions	—	—	—	2
Distributions and other	16	(5)	14	(8)
Balance end of period	50	62	50	62
Total shareholders’ equity	$7,015	$6,564	$7,015	$6,564
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
$ in millions	2020	2019
Cash flows from operating activities:
Net income	$609	$769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88	81
Deferred income taxes	(13)	(22)
Premium and discount amortization on available-for-sale securities and loss on other investments	53	14
Provisions for loan losses, legal and regulatory proceedings and bad debts	209	45
Share-based compensation expense	97	88
Unrealized gain on company-owned life insurance policies, net of expenses	(10)	(9)
Other	4	31
Net change in:
Securities purchased under agreements to resell, net of securities sold under agreements to repurchase	226	(61)
Securities loaned, net of securities borrowed	(287)	(44)
Loans provided to financial advisors, net of repayments	(23)	(28)
Brokerage client receivables and other accounts receivable, net	126	679
Trading instruments, net	216	(52)
Derivative instruments, net	(68)	(137)
Other assets	(64)	(83)
Brokerage client payables and other accounts payable	1,621	(1,300)
Accrued compensation, commissions and benefits	(161)	(99)
Proceeds from sales of securitizations and loans held for sale, net of purchases and originations of loans held for sale	32	27
Net cash provided by/(used in) operating activities	2,655	(101)

Cash flows from investing activities:
Additions to property and equipment	(97)	(102)
Increase in bank loans, net	(978)	(1,226)
Proceeds from sales of loans held for investment	272	210
Purchases of available-for-sale securities	(3,147)	(689)
Available-for-sale securities maturations, repayments and redemptions	744	456
Proceeds from sales of available-for-sale securities	222	—
Business acquisition, net of cash acquired	(5)	(5)
Other investing activities, net	(31)	(30)
Net cash used in investing activities	(3,020)	(1,386)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended June 30,
$ in millions	2020	2019
Cash flows from financing activities:
Proceeds from borrowings on the RJF Credit Facility	—	300
Repayments of borrowings on the RJF Credit Facility	—	(300)
Proceeds from short-term borrowings, net	—	50
Proceeds from Federal Home Loan Bank advances	850	850
Repayments of Federal Home Loan Bank advances and other borrowed funds	(854)	(854)
Proceeds from senior notes issuances, net of debt issuance costs paid	494	—
Exercise of stock options and employee stock purchases	55	53
Increase in bank deposits	3,091	2,224
Purchases of treasury stock	(222)	(616)
Dividends on common stock	(154)	(143)
Acquisitions of and distributions to noncontrolling interests, net	(2)	(54)
Net cash provided by financing activities	3,258	1,510

Currency adjustment:
Effect of exchange rate changes on cash	(27)	(12)
Net increase in cash and cash equivalents and cash and cash equivalents segregated pursuant to regulations	2,866	11
Cash and cash equivalents and cash and cash equivalents segregated pursuant to regulations at beginning of year	5,971	5,941
Cash and cash equivalents and cash and cash equivalents segregated pursuant to regulations at end of period	$8,837	$5,952

Cash and cash equivalents	$5,632	$3,596
Cash and cash equivalents segregated pursuant to regulations	3,205	2,356
Total cash and cash equivalents and cash and cash equivalents segregated pursuant to regulations at end of period	$8,837	$5,952

Supplemental disclosures of cash flow information:
Cash paid for interest	$118	$208
Cash paid for income taxes, net	$202	$295

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2020

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2 – UPDATE OF SIGNIFICANT ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 2 of our 2019 Form 10-K. During the nine months ended June 30, 2020, there were no significant changes to our significant accounting policies other than the accounting policies adopted or modified as part of our implementation of new or amended accounting guidance, as noted in the following sections.

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

Reference rate reform - In March 2020, the FASB issued guidance to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR (ASU 2020-04). The guidance simplifies the accounting for modifying contracts (including those in hedging relationships) that refer to LIBOR and other interbank offered rates. In addition, the guidance allows for changes to the critical terms of a hedging relationship affected by reference rate reform without having to dedesignate the relationship. The guidance was effective upon issuance and generally can be applied through December 31, 2022. We have elected certain expedients for cash flow hedges to assert that the hedged forecasted transaction remains probable, regardless of any expected modification in terms related to reference rate reform. The expedients elected did not impact our financial position or results of operations.

Accounting guidance not yet adopted as of June 30, 2020

Credit losses - In June 2016, the FASB issued new guidance related to the measurement of credit losses on financial instruments (ASU 2016-13). The amended guidance involves several aspects of the accounting for credit losses related to certain financial instruments including assets measured at amortized cost, available-for-sale debt securities and certain off-balance sheet commitments. The new guidance, and subsequent updates, broadens the information that an entity must consider in developing its estimated credit losses expected to occur over the remaining life of assets measured either collectively or individually to include historical experience, current conditions and reasonable and supportable forecasts, replacing the existing incurred credit loss model and other models with the Current Expected Credit Losses (“CECL”) model.  The new guidance expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating credit losses and requires new disclosures of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. This new guidance is first effective for our fiscal year beginning on October 1, 2020 and will be adopted under a modified retrospective approach. Although permitted, we do not plan to early adopt. Our cross-functional team continues with the implementation efforts. We are in the process of validating our credit loss models and establishing formal procedures and control documentation related to this new guidance. In addition, we are finalizing required disclosures and policies. We continue to evaluate the impact the adoption of this new guidance will have on our financial position and results of operations. The impact will ultimately depend on, among other things, our methodologies, management judgments, current and expected macroeconomic conditions, and the nature and characteristics of financial assets held by us on the date of adoption.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Internal use software (cloud computing) - In August 2018, the FASB issued guidance on the accounting for implementation costs incurred by customers in cloud computing arrangements (ASU 2018-15). This guidance requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the non-cancelable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. This amended guidance is first effective for our fiscal year beginning on October 1, 2020, with early adoption permitted, and may be adopted using either a prospective or retrospective approach. We plan to adopt this standard prospectively effective for annual periods beginning October 1, 2020. The impact of this amended guidance is dependent on implementation costs incurred subsequent to adoption.

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

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of June 30, 2020
Assets at fair value on a recurring basis:
Trading instruments
Municipal and provincial obligations	$5	$77	$—	$—	$82
Corporate obligations	6	46	—	—	52
Government and agency obligations	16	66	—	—	82
Agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”)	—	102	—	—	102
Non-agency CMOs and asset-backed securities (“ABS”)	—	7	—	—	7
Total debt securities	27	298	—	—	325
Equity securities	9	—	—	—	9
Brokered certificates of deposit	—	12	—	—	12
Other	—	—	15	—	15
Total trading instruments	36	310	15	—	361
Available-for-sale securities (1)	16	5,614	—	—	5,630
Derivative assets
Interest rate - matched book	—	351	—	—	351
Interest rate - other	15	239	—	(153)	101
Total derivative assets	15	590	—	(153)	452
Other investments - private equity - not measured at net asset value (“NAV”)	—	—	30	—	30
All other investments	201	1	22	—	224
Subtotal	268	6,515	67	(153)	6,697
Other investments - private equity - measured at NAV					73
Total assets at fair value on a recurring basis	$268	$6,515	$67	$(153)	$6,770

Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased
Municipal and provincial obligations	$1	$—	$—	$—	$1
Corporate obligations	—	3	—	—	3
Government and agency obligations	105	—	—	—	105
Non-agency CMOs and ABS	—	3	—	—	3
Total debt securities	106	6	—	—	112
Equity securities	42	—	—	—	42
Total trading instruments sold but not yet purchased	148	6	—	—	154
Derivative liabilities
Interest rate - matched book	—	351	—	—	351
Interest rate - other	17	154	—	(141)	30
Foreign exchange	—	12	—	—	12
Other	—	1	—	—	1
Total derivative liabilities	17	518	—	(141)	394
Total liabilities at fair value on a recurring basis	$165	$524	$—	$(141)	$548

(1) Substantially all of our available-for-sale securities consist of agency MBS and CMOs. See Note 4 for further information.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of September 30, 2019
Assets at fair value on a recurring basis:
Trading instruments
Municipal and provincial obligations	$—	$267	$—	$—	$267
Corporate obligations	8	95	—	—	103
Government and agency obligations	12	67	—	—	79
Agency MBS and CMOs	—	147	—	—	147
Non-agency CMOs and ABS	—	51	—	—	51
Total debt securities	20	627	—	—	647
Equity securities	12	1	—	—	13
Brokered certificates of deposit	—	45	—	—	45
Other	—	—	3	—	3
Total trading instruments	32	673	3	—	708
Available-for-sale securities (1)	10	3,083	—	—	3,093
Derivative assets
Interest rate - matched book	—	280	—	—	280
Interest rate - other	3	182	—	(127)	58
Total derivative assets	3	462	—	(127)	338
Other investments - private equity - not measured at NAV	—	—	63	—	63
All other investments	194	1	24	—	219
Subtotal	239	4,219	90	(127)	4,421
Other investments - private equity - measured at NAV					83
Total assets at fair value on a recurring basis	$239	$4,219	$90	$(127)	$4,504

Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased
Corporate obligations	$2	$20	$—	$—	$22
Government and agency obligations	269	—	—	—	269
Total debt securities	271	20	—	—	291
Equity securities	4	—	—	—	4
Other	—	—	1	—	1
Total trading instruments sold but not yet purchased	275	20	1	—	296
Derivative liabilities
Interest rate - matched book	—	280	—	—	280
Interest rate - other	4	142	—	(121)	25
Foreign exchange	—	2	—	—	2
Other	—	6	—	—	6
Total derivative liabilities	4	430	—	(121)	313
Total liabilities at fair value on a recurring basis	$279	$450	$1	$(121)	$609

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

Three months ended June 30, 2020 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading instruments	Other investments		Trading instruments
$ in millions	Other	Private equity investments	All other	Other
Fair value beginning of period	$21	$30	$22	$—
Total gains/(losses) included in earnings	(5)	—	—	—
Purchases and contributions	11	—	—	—
Sales and distributions	(12)	—	—	—
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$15	$30	$22	$—
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$2	$—	$—	$—

Nine Months Ended June 30, 2020 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading instruments	Other investments		Trading instruments
$ in millions	Other	Private equity investments	All other	Other
Fair value beginning of period	$3	$63	$24	$(1)
Total gains/(losses) included in earnings	(2)	(32)	(2)	—
Purchases and contributions	64	—	—	2
Sales and distributions	(50)	(1)	—	(1)
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$15	$30	$22	$—
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$1	$(32)	$(2)	$—

Three months ended June 30, 2019 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading instruments	Other investments		Trading instruments
$ in millions	Other	Private equity investments	All other	Other
Fair value beginning of period	$2	$59	$67	$(7)
Total gains/(losses) included in earnings	(1)	—	(2)	—
Purchases and contributions	26	—	—	7
Sales and distributions	(26)	—	—	(3)
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$1	$59	$65	$(3)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$1	$—	$(2)	$—

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended June 30, 2019 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading instruments	Other investments		Trading instruments
$ in millions	Other	Private equity investments	All other	Other
Fair value beginning of period	$1	$56	$67	$(7)
Total gains/(losses) included in earnings	(1)	—	(2)	2
Purchases and contributions	86	3	—	16
Sales and distributions	(85)	—	—	(14)
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$1	$59	$65	$(3)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$1	$—	$(2)	$—

The net unrealized losses on our Level 3 private equity investments for the nine months ended June 30, 2020 were primarily driven by the negative impact of the coronavirus (“COVID-19”) pandemic on certain of our investments.

As of June 30, 2020, 15% of our assets and 1% of our liabilities were measured at fair value on a recurring basis.  In comparison, as of September 30, 2019, 12% of our assets and 2% of our liabilities were measured at fair value on a recurring basis. As of June 30, 2020 and September 30, 2019, instruments measured at fair value on a recurring basis categorized as Level 3 represented 1% and 2%, respectively, of our assets measured at fair value.

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

Recurring measurements $ in millions	Fair value at June 30, 2020	Valuation technique(s)	Unobservable input	Range (weighted-average)
Other investments - private equity investments (not measured at NAV)	$30	Discounted cash flow, transaction price or other investment-specific events	Discount rate	25%
			Terminal earnings before interest, tax, depreciation and amortization (“EBITDA”) multiple	9.0x
			Terminal year	2021 - 2042 (2024)
Fair value at September 30, 2019
Other investments - private equity investments (not measured at NAV)	$63	Discounted cash flow, transaction price or other investment-specific events	Discount rate	25%
			Terminal EBITDA multiple	12.5x
			Terminal year	2021 - 2042 (2022)

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

The following table presents the recorded value and unfunded commitments related to our private equity investments portfolio.

$ in millions	Recorded value	Unfunded commitment
June 30, 2020
Private equity investments measured at NAV	$73	$9
Private equity investments not measured at NAV	30
Total private equity investments	$103

September 30, 2019
Private equity investments measured at NAV	$83	$15
Private equity investments not measured at NAV	63
Total private equity investments	$146

Of the total private equity investments, the portions we owned were $81 million and $99 million as of June 30, 2020 and September 30, 2019, respectively. The portions of the private equity investments we did not own were $22 million and $47 million as of June 30, 2020 and September 30, 2019, respectively, and were included as a component of noncontrolling interests on our Condensed Consolidated Statements of Financial Condition.

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

$ in millions	Level 2	Level 3	Total fair value	Valuation technique(s)	Unobservable input	Range (weighted-average)
June 30, 2020
Bank loans, net:
Impaired loans: residential	$5	$13	$18	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.4 yrs.)
Impaired loans: corporate	$—	$7	$7	Collateral or discounted cash flow (1)	Not meaningful (1)	Not meaningful (1)
Loan held for sale	$21	$—	$21	N/A	N/A	N/A
Other assets: other real estate owned	$1	$—	$1	N/A	N/A	N/A

September 30, 2019
Bank loans, net:
Impaired loans: residential	$7	$14	$21	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.4 yrs.)
Impaired loans: corporate	$—	$21	$21	Collateral or discounted cash flow (1)	Not meaningful (1)	Not meaningful (1)
Loan held for sale	$66	$—	$66	N/A	N/A	N/A
Other assets: other real estate owned	$1	$—	$1	N/A	N/A	N/A

(1) The valuation techniques used for the corporate loans are based on collateral value less selling costs for the collateral dependent loans and discounted cash flows for impaired loans that are not collateral dependent.

Financial instruments not recorded at fair value

Many, but not all, of the financial instruments we hold were recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The following table presents the estimated fair value and fair value hierarchy of financial assets and liabilities that are not recorded at fair value in accordance with GAAP on the Condensed Consolidated Statements of Financial Condition at June 30, 2020 and September 30, 2019. This table excludes financial instruments that are carried at amounts which approximate fair value. Refer to Note 4 of our 2019 Form 10-K for a discussion of the fair value hierarchy classification of our financial instruments that are not recorded at fair value.

$ in millions	Level 2	Level 3	Total estimated fair value	Carrying amount
June 30, 2020
Financial assets:
Bank loans, net	$65	$21,278	$21,343	$21,177
Financial liabilities:
Bank deposits - certificates of deposit	$—	$1,126	$1,126	$1,088
Senior notes payable	$2,413	$—	$2,413	$2,044

September 30, 2019
Financial assets:
Bank loans, net	$75	$20,710	$20,785	$20,783
Financial liabilities:
Bank deposits - certificates of deposit	$—	$617	$617	$605
Senior notes payable	$1,760	$—	$1,760	$1,550

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

The following table details the amortized cost and fair values of our available-for-sale securities.

$ in millions	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2020
Agency residential MBS	$2,895	$69	$(1)	$2,963
Agency commercial MBS	570	20	—	590
Agency CMOs	2,032	29	—	2,061
Other securities	15	1	—	16
Total available-for-sale securities	$5,512	$119	$(1)	$5,630

September 30, 2019
Agency residential MBS	$1,555	$20	$(1)	$1,574
Agency commercial MBS	305	5	—	310
Agency CMOs	1,195	7	(3)	1,199
Other securities	10	—	—	10
Total available-for-sale securities	$3,065	$32	$(4)	$3,093

See Note 3 for additional information regarding the fair value of available-for-sale securities.

The following table details the contractual maturities, amortized costs, carrying values and current yields for our available-for-sale securities.  Since our MBS and CMO available-for-sale securities are backed by mortgages, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. As of June 30, 2020, the duration of our available-for-sale securities portfolio was approximately three years.

	June 30, 2020
$ in millions	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency residential MBS
Amortized cost	$—	$27	$1,130	$1,738	$2,895
Carrying value	$—	$28	$1,160	$1,775	$2,963
Agency commercial MBS
Amortized cost	$12	$170	$285	$103	$570
Carrying value	$12	$175	$298	$105	$590
Agency CMOs
Amortized cost	$—	$11	$81	$1,940	$2,032
Carrying value	$—	$11	$82	$1,968	$2,061
Other securities
Amortized cost	$—	$3	$12	$—	$15
Carrying value	$—	$4	$12	$—	$16
Total available-for-sale securities
Amortized cost	$12	$211	$1,508	$3,781	$5,512
Carrying value	$12	$218	$1,552	$3,848	$5,630
Weighted-average yield	1.99%	2.29%	2.05%	1.82%	1.90%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table details the gross unrealized losses and fair values of securities that were in a loss position at the reporting period end, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
$ in millions	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
June 30, 2020
Agency residential MBS	$284	$(1)	$—	$—	$284	$(1)
Agency CMOs	149	—	—	—	149	—
Total	$433	$(1)	$—	$—	$433	$(1)

September 30, 2019
Agency residential MBS	$166	$—	$114	$(1)	$280	$(1)
Agency commercial MBS	—	—	44	—	44	—
Agency CMOs	145	(1)	351	(2)	496	(3)
Other securities	2	—	—	—	2	—
Total	$313	$(1)	$509	$(3)	$822	$(4)

The contractual cash flows of our available-for-sale securities are guaranteed by the U.S. government or its agencies. At June 30, 2020, of the 26 available-for-sale securities in an unrealized loss position, all were in a continuous unrealized loss position for less than 12 months. At June 30, 2020, debt securities we held in excess of ten percent of our equity included Federal National Home Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) which had an amortized cost of $3.78 billion and $1.44 billion, respectively, and a fair value of $3.86 billion and $1.47 billion, respectively.

During the three and nine months ended June 30, 2020, we received proceeds of $222 million, resulting in an insignificant gain, from sales of available-for-sale securities. The gain from the sales was included in “Other” revenues on our Condensed Consolidated Statements of Income and Comprehensive Income. During the three and nine months ended June 30, 2019, there were no sales of available-for-sale securities.

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

	June 30, 2020			September 30, 2019
$ in millions	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate - matched book	$351	$351	$2,182	$280	$280	$2,296
Interest rate - other (1)	254	171	15,443	184	146	10,690
Foreign exchange	—	5	623	—	1	573
Other	—	1	516	—	6	272
Subtotal	605	528	18,764	464	433	13,831
Derivatives designated as hedging instruments
Interest rate	—	—	850	1	—	850
Foreign exchange	—	7	842	—	1	856
Subtotal	—	7	1,692	1	1	1,706
Total gross fair value/notional amount	605	535	$20,456	465	434	$15,537
Offset on the Condensed Consolidated Statements of Financial Condition
Counterparty netting	(41)	(41)		(24)	(24)
Cash collateral netting	(112)	(100)		(103)	(97)
Total amounts offset	(153)	(141)		(127)	(121)
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	452	394		338	313
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
Financial instruments (2)	(373)	(351)		(297)	(280)
Total	$79	$43		$41	$33

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

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2020	2019	2020	2019
Interest rate (cash flow hedges)	$(4)	$(19)	$(37)	$(49)
Foreign exchange (net investment hedges)	(21)	(12)	18	14
Total gains/(losses) in AOCI, net of taxes	$(25)	$(31)	$(19)	$(35)

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for each of the three and nine months ended June 30, 2020 and 2019. We expect to reclassify $15 million of interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is 7 years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table details the gains/(losses) on derivatives not designated as hedging instruments recognized on the Condensed Consolidated Statements of Income and Comprehensive Income.

$ in millions		Three months ended June 30,		Nine months ended June 30,
	Location of gain/(loss)	2020	2019	2020	2019
Interest rate	Principal transactions/other revenues	$—	$2	$5	$4
Foreign exchange	Other revenues	$(19)	$(8)	$13	$14
Other	Compensation, commissions and benefits expense	$—	$—	$(1)	$5

Risks associated with our derivatives and related risk mitigation

Credit risk

We are exposed to credit losses in the event of nonperformance by the counterparties to derivatives that are not cleared through a clearing organization. Where we are subject to credit exposure, we perform a credit evaluation of counterparties prior to entering into derivative transactions and we monitor their credit standings.  We may require initial margin or collateral from counterparties in the form of cash deposits or other marketable securities to support certain of these obligations as established by the credit threshold specified by the agreement and/or as a result of monitoring the credit standing of the counterparties.

Our only exposure to credit risk in the matched book derivatives operations is related to our uncollected derivative transaction fee revenues, which were insignificant as of both June 30, 2020 and September 30, 2019. We are not exposed to market risk on these derivatives due to the pass-through transaction structure described in Note 2 of our 2019 Form 10-K.

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

Derivatives with credit-risk-related contingent features

Certain of our derivative contracts contain provisions that require our debt to maintain an investment-grade rating from one or more of the major credit rating agencies. If our debt were to fall below investment-grade, the counterparties to the derivative instruments could terminate and request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position was insignificant as of both June 30, 2020 and September 30, 2019.

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

	Assets		Liabilities
$ in millions	Reverse repurchase agreements	Securities borrowed	Repurchase agreements	Securities loaned
June 30, 2020
Gross amounts of recognized assets/liabilities	$193	$300	$228	$88
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	193	300	228	88
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(193)	(293)	(228)	(78)
Net amounts	$—	$7	$—	$10

September 30, 2019
Gross amounts of recognized assets/liabilities	$343	$248	$150	$323
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	343	248	150	323
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(343)	(243)	(150)	(311)
Net amounts	$—	$5	$—	$12

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

$ in millions	June 30, 2020	September 30, 2019
Collateral we received that was available to be delivered or repledged	$2,516	$2,931
Collateral that we delivered or repledged	$723	$897

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

$ in millions	June 30, 2020	September 30, 2019
Had the right to deliver or repledge	$334	$591
Did not have the right to deliver or repledge	$65	$65
Bank loans, net pledged at Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”)	$5,352	$4,653

Repurchase agreements, repurchase-to-maturity transactions and securities loaned accounted for as secured borrowings

The following table presents the remaining contractual maturity of repurchase agreements and securities lending transactions accounted for as secured borrowings.

$ in millions	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
June 30, 2020
Repurchase agreements:
Government and agency obligations	$104	$—	$—	$—	$104
Agency MBS and CMOs	124	—	—	—	124
Total repurchase agreements	228	—	—	—	228
Securities loaned:
Equity securities	88	—	—	—	88
Total	$316	$—	$—	$—	$316

September 30, 2019
Repurchase agreements:
Government and agency obligations	$70	$—	$—	$—	$70
Agency MBS and CMOs	80	—	—	—	80
Total repurchase agreements	150	—	—	—	150
Securities loaned:
Equity securities	323	—	—	—	323
Total	$473	$—	$—	$—	$473

As of both June 30, 2020 and September 30, 2019, we did not have any “repurchase-to-maturity” agreements, which are repurchase agreements where a security is transferred under an agreement to repurchase and the maturity date of the repurchase agreement matches the maturity date of the underlying security.

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

	June 30, 2020		September 30, 2019
$ in millions	Balance	%	Balance	%
Loans held for investment:
C&I loans	$7,731	36%	$8,098	38%
CRE construction loans	219	1%	185	1%
CRE loans	3,695	17%	3,652	17%
Tax-exempt loans	1,290	6%	1,241	6%
Residential mortgage loans	4,917	23%	4,454	21%
SBL and other	3,631	17%	3,349	16%
Total loans held for investment	21,483		20,979
Net unearned income and deferred expenses	(12)		(12)
Total loans held for investment, net	21,471		20,967
Loans held for sale, net	86	—	142	1%
Total loans held for sale and investment	21,557	100%	21,109	100%
Allowance for loan losses	(334)		(218)
Bank loans, net	$21,223		$20,891

At June 30, 2020, the FHLB had a blanket lien on RJ Bank’s residential mortgage loan portfolio as security for the repayment of certain borrowings. See Note 12 for more information regarding borrowings from the FHLB.

Loans held for sale

RJ Bank originated or purchased $185 million and $1.33 billion of loans held for sale during the three and nine months ended June 30, 2020, respectively, and $522 million and $1.79 billion during the three and nine months ended June 30, 2019, respectively. Proceeds from the sale of these held for sale loans amounted to $130 million and $564 million during the three and nine months ended June 30, 2020, respectively, and $159 million and $516 million during the three and nine months ended June 30, 2019, respectively. Net gains resulting from such sales were insignificant in all periods during the three and nine months ended June 30, 2020 and 2019.

Purchases and sales of loans held for investment

The following table presents purchases and sales of any loans held for investment by portfolio segment.

$ in millions	C&I loans	CRE loans	Residential mortgage loans	Total
Three months ended June 30, 2020
Purchases	$—	$—	$113	$113
Sales	$265	$27	$—	$292
Nine months ended June 30, 2020
Purchases	$363	$5	$371	$739
Sales	$285	$27	$—	$312
Three months ended June 30, 2019
Purchases	$247	$10	$132	$389
Sales	$7	$—	$—	$7
Nine months ended June 30, 2019
Purchases	$937	$35	$254	$1,226
Sales	$100	$—	$—	$100

Sales in the preceding table represent the recorded investment (i.e., net of charge-offs and discounts or premiums) of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. As more fully described in Note 2 of our 2019 Form 10-K, corporate loan (C&I, CRE and CRE construction) sales generally occur as part of our credit management activities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Aging analysis of loans held for investment

The following table presents an analysis of the payment status of loans held for investment. Amounts in the table exclude any net unearned income and deferred expenses.

$ in millions	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual	Current and accruing	Total loans held for investment
June 30, 2020
C&I loans	$—	$—	$—	$1	$7,730	$7,731
CRE construction loans	—	—	—	—	219	219
CRE loans	—	—	—	6	3,689	3,695
Tax-exempt loans	—	—	—	—	1,290	1,290
Residential mortgage loans:
First mortgage loans	4	—	4	14	4,875	4,893
Home equity loans/lines	—	—	—	—	24	24
SBL and other	—	—	—	—	3,631	3,631
Total loans held for investment	$4	$—	$4	$21	$21,458	$21,483

September 30, 2019
C&I loans	$—	$—	$—	$19	$8,079	$8,098
CRE construction loans	—	—	—	—	185	185
CRE loans	—	—	—	8	3,644	3,652
Tax-exempt loans	—	—	—	—	1,241	1,241
Residential mortgage loans:
First mortgage loans	2	—	2	16	4,409	4,427
Home equity loans/lines	—	—	—	—	27	27
SBL and other	—	—	—	—	3,349	3,349
Total loans held for investment	$2	$—	$2	$43	$20,934	$20,979

The preceding table includes $6 million and $32 million at June 30, 2020 and September 30, 2019, respectively, of nonaccrual loans which were current pursuant to their contractual terms.

Other real estate owned, included in “Other assets” on our Condensed Consolidated Statements of Financial Condition, was $2 million and $3 million at June 30, 2020 and September 30, 2019, respectively. The recorded investment in mortgage loans secured by one-to-four family residential properties for which formal foreclosure proceedings were in process was $6 million and $7 million at June 30, 2020 and September 30, 2019, respectively.

Impaired loans and troubled debt restructurings

The following table provides a summary of RJ Bank’s impaired loans.

	June 30, 2020			September 30, 2019
$ in millions	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
Impaired loans with allowance for loan losses:
C&I loans	$1	$1	$1	$19	$20	$6
Residential - first mortgage loans	8	10	1	11	13	1
Total	9	11	2	30	33	7
Impaired loans without allowance for loan losses:
CRE loans	7	12	—	8	13	—
Residential - first mortgage loans	11	16	—	11	17	—
Total	18	28	—	19	30	—
Total impaired loans	$27	$39	$2	$49	$63	$7

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The preceding table includes CRE and residential first mortgage loans troubled debt restructurings (“TDRs”) of $6 million and $16 million, respectively, at June 30, 2020 and C&I, CRE and residential first mortgage loans TDRs of $19 million, $8 million and $18 million, respectively, at September 30, 2019.

The average balance of the total impaired loans was as follows.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2020	2019	2020	2019
C&I loans	$2	$26	$10	$19
CRE loans	6	10	7	4
Residential - first mortgage loans	19	24	20	25
Total average impaired loan balance	$27	$60	$37	$48

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the credit quality of RJ Bank’s held for investment loan portfolio.

$ in millions	Pass	Special mention	Substandard	Doubtful	Total
June 30, 2020
C&I loans	$7,384	$281	$66	$—	$7,731
CRE construction loans	219	—	—	—	219
CRE loans	3,341	262	92	—	3,695
Tax-exempt loans	1,290	—	—	—	1,290
Residential mortgage loans:
First mortgage loans	4,861	9	23	—	4,893
Home equity loans/lines	24	—	—	—	24
SBL and other	3,631	—	—	—	3,631
Total loans held for investment	$20,750	$552	$181	$—	$21,483

September 30, 2019
C&I loans	$7,870	$152	$76	$—	$8,098
CRE construction loans	185	—	—	—	185
CRE loans	3,630	—	22	—	3,652
Tax-exempt loans	1,241	—	—	—	1,241
Residential mortgage loans:
First mortgage loans	4,392	10	25	—	4,427
Home equity loans/lines	27	—	—	—	27
SBL and other	3,349	—	—	—	3,349
Total loans held for investment	$20,694	$162	$123	$—	$20,979

Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for loan losses and reserve for unfunded lending commitments

The following table presents changes in the allowance for loan losses of RJ Bank by portfolio segment.

	Loans held for investment
$ in millions	C&I loans	CRE construction loans	CRE loans	Tax-exempt loans	Residential mortgage loans	SBL and other	Total
Three months ended June 30, 2020
Balance at beginning of period	$197	$3	$88	$11	$18	$7	$324
Provision/(benefit) for loan losses	59	1	20	2	1	(2)	81
Net (charge-offs)/recoveries:
Charge-offs (1)	(71)	—	(2)	—	—	—	(73)
Recoveries	—	—	—	—	1	—	1
Net (charge-offs)/recoveries	(71)	—	(2)	—	1	—	(72)
Foreign exchange translation adjustment	1	—	—	—	—	—	1
Balance at end of period	$186	$4	$106	$13	$20	$5	$334

Nine months ended June 30, 2020
Balance at beginning of period	$139	$3	$46	$9	$16	$5	$218
Provision for loan losses	118	1	62	4	3	—	188
Net (charge-offs)/recoveries:
Charge-offs (1)	(71)	—	(2)	—	—	—	(73)
Recoveries	—	—	—	—	1	—	1
Net (charge-offs)/recoveries	(71)	—	(2)	—	1	—	(72)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of period	$186	$4	$106	$13	$20	$5	$334

Three months ended June 30, 2019
Balance at beginning of period	$140	$3	$45	$8	$17	$5	$218
Provision/(benefit) for loan losses	(8)	1	1	1	(1)	1	(5)
Net (charge-offs)/recoveries:
Charge-offs (1)	—	—	—	—	—	—	—
Recoveries	1	—	—	—	—	—	1
Net recoveries	1	—	—	—	—	—	1
Foreign exchange translation adjustment	1	—	—	—	—	—	1
Balance at end of period	$134	$4	$46	$9	$16	$6	$215

Nine months ended June 30, 2019
Balance at beginning of period	$123	$3	$47	$9	$17	$4	$203
Provision/(benefit) for loan losses	13	1	2	—	(2)	2	16
Net (charge-offs)/recoveries:
Charge-offs (1)	(3)	—	(3)	—	—	—	(6)
Recoveries	1	—	—	—	1	—	2
Net (charge-offs)/recoveries	(2)	—	(3)	—	1	—	(4)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of period	$134	$4	$46	$9	$16	$6	$215

(1) Charge-offs related to loan sales amounted $61 million for both the three and nine months ended June 30, 2020 and $2 million for the nine months ended June 30, 2019.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment (excluding any net unearned income and deferred expenses) and the related allowance for loan losses.

	Loans held for investment
	Allowance for loan losses			Recorded investment
$ in millions	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
June 30, 2020
C&I loans	$1	$185	$186	$1	$7,730	$7,731
CRE construction loans	—	4	4	—	219	219
CRE loans	—	106	106	6	3,689	3,695
Tax-exempt loans	—	13	13	—	1,290	1,290
Residential mortgage loans	1	19	20	25	4,892	4,917
SBL and other	—	5	5	—	3,631	3,631
Total	$2	$332	$334	$32	$21,451	$21,483

September 30, 2019
C&I loans	$6	$133	$139	$19	$8,079	$8,098
CRE construction loans	—	3	3	—	185	185
CRE loans	—	46	46	8	3,644	3,652
Tax-exempt loans	—	9	9	—	1,241	1,241
Residential mortgage loans	1	15	16	28	4,426	4,454
SBL and other	—	5	5	—	3,349	3,349
Total	$7	$211	$218	$55	$20,924	$20,979

The reserve for unfunded lending commitments, which is included in “Other payables” on our Condensed Consolidated Statements of Financial Condition, was $11 million and $9 million at June 30, 2020 and September 30, 2019, respectively.

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

$ in millions	Aggregate assets	Aggregate liabilities
June 30, 2020
Private Equity Interests	$33	$4
LIHTC funds	246	159
Restricted Stock Trust Fund	19	19
Total	$298	$182

September 30, 2019
Private Equity Interests	$65	$4
LIHTC funds	80	5
Restricted Stock Trust Fund	14	14
Total	$159	$23

The following table presents information about the carrying value of the assets and liabilities of the VIEs which we consolidate and which are included on our Condensed Consolidated Statements of Financial Condition. Intercompany balances are eliminated in consolidation and not reflected in the following table.

$ in millions	June 30, 2020	September 30, 2019
Assets:
Cash, cash equivalents and cash segregated pursuant to regulations	$7	$7
Other investments	32	63
Other assets	240	75
Total assets	$279	$145
Liabilities:
Other payables	$156	$4
Total liabilities	$156	$4
Noncontrolling interests	$50	$60

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

	June 30, 2020			September 30, 2019
$ in millions	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
Private Equity Interests	$4,404	$107	$61	$6,317	$117	$63
LIHTC funds	6,218	1,977	25	6,001	2,221	64
Other	216	130	5	205	115	4
Total	$10,838	$2,214	$91	$12,523	$2,453	$131

NOTE 9 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

Our goodwill and identified intangible assets result from various acquisitions. See Notes 2 and 11 of our 2019 Form 10-K for information about our goodwill and intangible assets, including the related accounting policies.

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

Subsequent to our annual impairment testing, as a result of a deterioration in market conditions due to the COVID-19 pandemic, we performed an evaluation to determine whether the economic impacts resulting from the pandemic were indicators requiring us to perform an impairment test as of June 30, 2020. Multiple factors, including performance, macroeconomic, and fair value indicators, were assessed with respect to each of our reporting units to determine whether it was more likely than not that the estimated fair value of any of these reporting units was less than its estimated carrying value. As a result of our review, we concluded that the fair value of our reporting units had not more likely than not been reduced below their respective carrying values and that the impact of the COVID-19 pandemic through the end of our fiscal third quarter of 2020 was not a triggering event to perform a quantitative test. We will continue to monitor the effects of the COVID-19 pandemic, including market declines, unfavorable economic conditions, declining financial performance, and other factors that could increase the risk of impairment of our goodwill and indefinite-lived intangible asset in future periods.

NOTE 10 – LEASES

We have operating leases for the premises we occupy in many of our U.S. and foreign locations, including our employee-based branch office operations. We also lease certain office and technology equipment. At inception, we determine if an arrangement to utilize a building or piece of equipment is a lease and, if so, the appropriate lease classification. If the arrangement is determined to be a lease, we recognize a ROU asset and a corresponding lease liability on our balance sheet. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. We have elected the practical expedient, where leases with an initial term of 12 months or less are not recorded as an ROU asset or lease liability. Our lease terms include any noncancelable periods and may reflect periods covered by options to extend or terminate when it is reasonably certain that we will exercise those options. As of June 30, 2020, the weighted-average remaining lease term for our operating leases was five years.

We record our operating lease ROU assets at the amount of the lease liability plus any prepaid rent and initial direct costs, less any lease incentives and accrued rent. We record lease liabilities at commencement date based on the present value of lease payments over the lease term, which is discounted using our commencement date incremental borrowing rate. Our incremental borrowing rate considers the weighted-average yields on our senior notes payable, adjusted for collateralization and tenor. As of June 30, 2020, the

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

weighted-average discount rate for our operating leases was 3.84%. Payments that vary because of changes in facts or circumstances occurring after the commencement date are considered variable and are expensed in the period incurred. For our real estate leases, we elected the practical expedient to account for the lease and non-lease components as a single lease. We have not elected the practical expedient for our equipment leases and account for lease and non-lease components separately. As of June 30, 2020, ROU assets of $326 million and lease liabilities of $351 million were included as components of “Other assets” and “Other payables,” respectively, on our Condensed Consolidated Statements of Financial Condition.

Lease expense

Lease expense for operating lease payments is recognized on a straight-line basis over the lease term if the ROU asset has not been impaired or abandoned.

The components of lease expense were as follows.

$ in million	Three months ended June 30, 2020	Nine months ended June 30, 2020
Operating lease costs	$25	$71
Variable lease costs	$6	$18

Variable lease costs in the preceding table includes payments for common area maintenance charges and other variable costs that are not reflected in the measurement of ROU assets and lease liabilities.

Finance leases and sublease income were immaterial for all periods presented. Short-term lease expenses for the three and nine months ended June 30, 2020 were immaterial.

Lease liabilities

Maturities of lease liabilities as of June 30, 2020 were as follows.

Maturity of lease liabilities for fiscal year ended September 30,	$ in millions
Remainder of 2020	$18
2021	102
2022	79
2023	63
2024	46
After 2024	85
Total lease payments	393
Less: interest	42
Present value of lease liabilities	$351

Operating lease payments in the preceding table exclude $188 million of legally binding minimum lease payments for leases signed but not yet commenced. These leases are estimated to commence between fiscal year 2020 and 2021 with lease terms ranging from five years to 11 years.

Statement of cash flows supplemental information

$ in millions	Three months ended June 30, 2020	Nine months ended June 30, 2020
Cash outflows - lease liabilities	$26	$73
Non-cash - ROU assets recorded for new and modified leases	$21	$60

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

	June 30, 2020		September 30, 2019
$ in millions	Balance	Weighted-average rate	Balance	Weighted-average rate
Savings and money market accounts	$24,106	0.01%	$21,654	0.25%
Certificates of deposit	1,088	1.98%	605	2.33%
NOW accounts	156	1.92%	6	0.01%
Demand deposits (non-interest-bearing)	22	—	16	—
Total	$25,372	0.11%	$22,281	0.31%

Total bank deposits in the preceding table exclude affiliate deposits of $185 million at June 30, 2020 and $163 million at September 30, 2019, all of which were held in a deposit account at RJ Bank on behalf of RJF.

Savings and money market accounts in the preceding table consist primarily of deposits that are cash balances swept from the client investment accounts maintained at Raymond James & Associates, Inc. (“RJ&A”) to RJ Bank. These balances are held in Federal Deposit Insurance Corporation (“FDIC”)-insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”). The aggregate amount of individual time deposit account balances that exceeded the FDIC insurance limit at June 30, 2020 was approximately $47 million.

The following table sets forth the scheduled maturities of certificates of deposit.

	June 30, 2020		September 30, 2019
$ in millions	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
Three months or less	$71	$30	$24	$19
Over three through six months	55	73	26	21
Over six through twelve months	28	22	75	37
Over one through two years	36	198	32	36
Over two through three years	58	149	40	93
Over three through four years	56	156	66	47
Over four through five years	7	149	38	51
Total certificates of deposit	$311	$777	$301	$304

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Interest expense on deposits, excluding interest expense related to affiliate deposits, is summarized in the following table.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2020	2019	2020	2019
Savings, money market, and NOW accounts	$2	$29	$20	$96
Certificates of deposit	5	4	15	9
Total interest expense on deposits	$7	$33	$35	$105

NOTE 12 – OTHER BORROWINGS

The following table details the components of other borrowings.

$ in millions	June 30, 2020	September 30, 2019
FHLB advances	$875	$875
Mortgage notes payable and other	15	19
Total other borrowings	$890	$894

FHLB advances

Borrowings from the FHLB as of June 30, 2020 and September 30, 2019, were comprised of both floating and fixed-rate advances. As of June 30, 2020 and September 30, 2019, the floating-rate advances totaled $850 million. The interest rates on the floating-rate advances, which mature in December 2022, reset quarterly and are generally based on LIBOR. We use interest rate swaps to manage the risk of increases in interest rates associated with these floating-rate advances by converting the balances subject to variable interest rates to a fixed interest rate. Refer to Note 2 of our 2019 Form 10-K for information regarding these interest rate swaps, which are accounted for as hedging instruments. As of both June 30, 2020 and September 30, 2019, the fixed-rate advance totaled $25 million and bears interest at a fixed rate of 3.4%. This advance matures in October 2020. All of the advances were secured by a blanket lien granted to the FHLB on our residential mortgage loan portfolio. The weighted-average interest rate on these FHLB advances as of June 30, 2020 and September 30, 2019 was 0.50% and 2.17%, respectively.

Secured and unsecured financing arrangements

On February 19, 2019, RJF and RJ&A entered into an unsecured revolving credit facility agreement (the “Credit Facility”). The Credit Facility has a maturity date of February 2024 and the lenders include a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $500 million, with a sublimit of $300 million for RJF. RJ&A may borrow up to $500 million under the Credit Facility, depending on the amount of outstanding borrowings of RJF. The interest rates on borrowings under the Credit Facility are variable and based on LIBOR, as adjusted for RJF’s credit rating. There were no borrowings outstanding on the Credit Facility as of June 30, 2020. There is a facility fee associated with the Credit Facility, which also varies with RJF’s credit rating. Based upon RJF’s credit rating as of June 30, 2020, the variable rate facility fee, which is applied to the committed amount, was 0.175% per annum.

In addition to the Credit Facility, we maintain various secured and unsecured lines of credit, which are generally utilized to finance certain fixed income securities or for cash management purposes. Borrowings during the period were generally day-to-day and there were no borrowings outstanding on these arrangements as of June 30, 2020. The interest rates for these arrangements are variable and are based on the Fed Funds rate, LIBOR, a lenders prime rate, or the Canadian prime rate, as applicable.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 – SENIOR NOTES PAYABLE

The following table summarizes our senior notes payable.

$ in millions	June 30, 2020	September 30, 2019
5.625% senior notes, due 2024	$250	$250
3.625% senior notes, due 2026	500	500
4.65% senior notes, due 2030	500	—
4.95% senior notes, due 2046	800	800
Total principal amount	2,050	1,550
Unaccreted premium/(discount)	9	11
Unamortized debt issuance costs	(15)	(11)
Total senior notes payable	$2,044	$1,550

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Effective tax rate

Our effective income tax rate was 23.5% for the nine months ended June 30, 2020, which was lower than the 24.8% effective tax rate for fiscal year 2019. The decrease in the effective tax rate compared to the prior year effective tax rate was primarily due to the favorable impact of permanent tax benefits on lower pre-tax earnings during the nine months ended June 30, 2020.

Uncertain tax positions

We anticipate that the uncertain tax position liability balance will not change significantly over the next twelve months.

NOTE 15 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Loan and underwriting commitments

In the normal course of business, we enter into commitments for debt and equity underwritings. As of June 30, 2020, we had 11 such open underwriting commitments, which were subsequently settled in open market transactions and none of which resulted in a significant loss.

We offer loans to prospective financial advisors and certain key revenue producers primarily for recruiting, transitional cost assistance, and retention purposes (see Note 2 of our 2019 Form 10-K for a discussion of our accounting policies governing these transactions). These offers are contingent upon certain events occurring, including the individuals joining us and meeting certain conditions outlined in their offer. Our unfunded loan commitments related to such offers were insignificant as of June 30, 2020.

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

The following table presents RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding.

$ in millions	June 30, 2020	September 30, 2019
Open-end consumer lines of credit (primarily SBL)	$11,397	$9,328
Commercial lines of credit	$1,373	$1,527
Unfunded loan commitments	$592	$599
Standby letters of credit	$30	$40

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Investment commitments

We had unfunded commitments to various investments, including private equity investments and certain RJ Bank investments, of $38 million as of June 30, 2020.

Other commitments

Raymond James Tax Credit Funds, Inc. (“RJTCF”) sells investments in project partnerships to various LIHTC funds, which have third-party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells investments in project partnerships to LIHTC funds within 90 days of their acquisition. Until such investments are sold to LIHTC funds, RJTCF is responsible for funding investment commitments to such partnerships. As of June 30, 2020, RJTCF had committed approximately $130 million to project partnerships that had not yet been sold to LIHTC funds. Because we expect to sell these project partnerships to LIHTC funds and the equity funding events arise over future periods, the contractual commitments are not expected to impact our future liquidity requirements. RJTCF may also make short-term loans or advances to project partnerships and LIHTC funds.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency MBS (see the discussion of these activities within Note 2 of our 2019 Form 10-K).  At June 30, 2020, we had $426 million principal amount of outstanding forward MBS purchase commitments, which were expected to be purchased within 90 days following commitment.  In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and the date of sale of the MBS, we enter into TBA security contracts with investors for generic MBS at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the MBS differs significantly from the term and notional amount of the TBA security contract to which we entered.  These TBA securities and related purchase commitments are accounted for at fair value. As of June 30, 2020, the fair value of the TBA securities and the estimated fair value of the purchase commitments were insignificant.

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

We guarantee the debt of one of our private equity investments. The amount of such debt, including the undrawn portion of a revolving credit facility, was $13 million as of June 30, 2020. The debt, which matures in 2022, is secured by substantially all of the assets of the borrower.

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

RJF and certain of its subsidiaries are subject to regular reviews and inspections by regulatory authorities and self-regulatory organizations. Reviews can result in the imposition of sanctions for regulatory violations, ranging from non-monetary censures to fines and, in serious cases, temporary or permanent suspension from conducting business, or limitations on certain business activities. In addition, regulatory agencies and self-regulatory organizations institute investigations from time to time, among other things, into industry practices, which can also result in the imposition of such sanctions.

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

There are certain matters for which we are unable to estimate the upper end of the range of reasonably possible loss. With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss as of June 30, 2020, we estimated the upper end of the range of reasonably possible aggregate loss to be approximately $125 million in excess of the aggregate accruals for such matters.  Refer to Note 2 of our 2019 Form 10-K for a discussion of our criteria for recognizing liabilities for contingencies.

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

$ in millions	Net investment hedges	Currency translations	Subtotal: net investment hedges and currency translations	Available- for-sale securities	Cash flow hedges	Total
Three months ended June 30, 2020
AOCI as of beginning of period	$149	$(191)	$(42)	$83	$(52)	$(11)
OCI:
OCI before reclassifications and taxes	(29)	32	3	7	(7)	3
Amounts reclassified from AOCI, before tax	—	—	—	—	2	2
Pre-tax net OCI	(29)	32	3	7	(5)	5
Income tax effect	8	—	8	(2)	1	7
OCI for the period, net of tax	(21)	32	11	5	(4)	12
AOCI as of end of period	$128	$(159)	$(31)	$88	$(56)	$1

Nine months ended June 30, 2020
AOCI as of beginning of period	$110	$(135)	$(25)	$21	$(19)	$(23)
OCI:
OCI before reclassifications and taxes	23	(24)	(1)	90	(51)	38
Amounts reclassified from AOCI, before tax	—	—	—	—	2	2
Pre-tax net OCI	23	(24)	(1)	90	(49)	40
Income tax effect	(5)	—	(5)	(23)	12	(16)
OCI for the period, net of tax	18	(24)	(6)	67	(37)	24
AOCI as of end of period	$128	$(159)	$(31)	$88	$(56)	$1

Three months ended June 30, 2019
AOCI as of beginning of period	$114	$(142)	$(28)	$(9)	$12	$(25)
OCI:
OCI before reclassifications and taxes	(16)	18	2	32	(24)	10
Amounts reclassified from AOCI, before tax	—	—	—	—	(1)	(1)
Pre-tax net OCI	(16)	18	2	32	(25)	9
Income tax effect	4	—	4	(8)	6	2
OCI for the period, net of tax	(12)	18	6	24	(19)	11
AOCI as of end of period	$102	$(124)	$(22)	$15	$(7)	$(14)

Nine months ended June 30, 2019
AOCI as of beginning of period	$88	$(111)	$(23)	$(46)	$42	$(27)
Cumulative effect of adoption of ASU 2016-01	—	—	—	(4)	—	(4)
OCI:
OCI before reclassifications and taxes	18	(13)	5	90	(64)	31
Amounts reclassified from AOCI, before tax	—	—	—	—	(4)	(4)
Pre-tax net OCI	18	(13)	5	90	(68)	27
Income tax effect	(4)	—	(4)	(25)	19	(10)
OCI for the period, net of tax	14	(13)	1	65	(49)	17
AOCI as of end of period	$102	$(124)	$(22)	$15	$(7)	$(14)

As of October 1, 2018, we adopted accounting guidance (ASU 2016-01) that generally requires changes in the fair value of equity securities to be recorded in net income. Accordingly, as of the date of adoption, we reclassified a cumulative unrealized gain on such securities, net of tax, from AOCI to retained earnings.

Reclassifications from AOCI to net income, excluding taxes, for the three and nine months ended June 30, 2020 and 2019 were recorded in “Interest expense” on the Condensed Consolidated Statements of Income and Comprehensive Income.

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

	Three months ended June 30, 2020
$ in millions	Private Client Group	Capital Markets	Asset Management	RJ Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$715	$1	$157	$—	$(6)	$867
Brokerage revenues:
Securities commissions:
Mutual and other fund products	131	2	2	—	(1)	134
Insurance and annuity products	88	—	—	—	—	88
Equities, ETFs and fixed income products	84	37	—	—	—	121
Subtotal securities commissions	303	39	2	—	(1)	343
Principal transactions (1)	16	127	—	—	—	143
Total brokerage revenues	319	166	2	—	(1)	486
Account and services fees:
Mutual fund and annuity service fees	82	—	1	—	—	83
RJBDP fees	63	1	—	—	(44)	20
Client account and other fees	32	1	2	—	(4)	31
Total account and service fees	177	2	3	—	(48)	134
Investment banking:
Merger & acquisition and advisory	—	60	—	—	—	60
Equity underwriting	7	35	—	—	—	42
Debt underwriting	—	37	—	—	—	37
Total investment banking	7	132	—	—	—	139
Other:
Tax credit fund revenues	—	20	—	—	—	20
All other (1)	4	—	1	9	(1)	13
Total other	4	20	1	9	(1)	33
Total non-interest revenues	1,222	321	163	9	(56)	1,659
Interest income (1)	31	4	—	181	1	217
Total revenues	1,253	325	163	190	(55)	1,876
Interest expense	(4)	(2)	—	(12)	(24)	(42)
Net revenues	$1,249	$323	$163	$178	$(79)	$1,834

(1) These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended June 30, 2019
$ in millions	Private Client Group	Capital Markets	Asset Management	RJ Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$718	$2	$165	$—	$(6)	$879
Brokerage revenues:
Securities commissions:
Mutual and other fund products	147	1	2	—	—	150
Insurance and annuity products	105	—	—	—	—	105
Equities, ETFs and fixed income products	74	29	—	—	—	103
Subtotal securities commissions	326	30	2	—	—	358
Principal transactions (1)	20	74	—	—	(1)	93
Total brokerage revenues	346	104	2	—	(1)	451
Account and services fees:
Mutual fund and annuity service fees	85	—	—	—	(1)	84
RJBDP fees	111	—	1	—	(46)	66
Client account and other fees	32	1	7	—	(7)	33
Total account and service fees	228	1	8	—	(54)	183
Investment banking:
Merger & acquisition and advisory	—	80	—	—	—	80
Equity underwriting	10	27	—	—	—	37
Debt underwriting	—	22	—	—	—	22
Total investment banking	10	129	—	—	—	139
Other:
Tax credit fund revenues	—	16	—	—	—	16
All other (1)	3	(1)	1	7	1	11
Total other	3	15	1	7	1	27
Total non-interest revenues	1,305	251	176	7	(60)	1,679
Interest income (1)	56	10	1	246	8	321
Total revenues	1,361	261	177	253	(52)	2,000
Interest expense	(10)	(10)	—	(38)	(15)	(73)
Net revenues	$1,351	$251	$177	$215	$(67)	$1,927

(1) These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended June 30, 2020
$ in millions	Private Client Group	Capital Markets	Asset Management	RJ Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$2,330	$4	$510	$—	$(16)	$2,828
Brokerage revenues:
Securities commissions:
Mutual and other fund products	438	6	6	—	(2)	448
Insurance and annuity products	288	—	—	—	—	288
Equities, ETFs and fixed income products	274	107	—	—	(1)	380
Subtotal securities commissions	1,000	113	6	—	(3)	1,116
Principal transactions (1)	50	298	—	—	(3)	345
Total brokerage revenues	1,050	411	6	—	(6)	1,461
Account and services fees:
Mutual fund and annuity service fees	260	—	2	—	(1)	261
RJBDP fees	267	1	—	—	(139)	129
Client account and other fees	96	4	10	—	(16)	94
Total account and service fees	623	5	12	—	(156)	484
Investment banking:
Merger & acquisition and advisory	—	192	—	—	—	192
Equity underwriting	29	117	—	—	—	146
Debt underwriting	—	90	—	—	—	90
Total investment banking	29	399	—	—	—	428
Other:
Tax credit fund revenues	—	50	—	—	—	50
All other (1)	20	4	2	20	(49)	(3)
Total other	20	54	2	20	(49)	47
Total non-interest revenues	4,052	873	530	20	(227)	5,248
Interest income (1)	125	22	1	635	16	799
Total revenues	4,177	895	531	655	(211)	6,047
Interest expense	(19)	(14)	—	(51)	(52)	(136)
Net revenues	$4,158	$881	$531	$604	$(263)	$5,911

(1) These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended June 30, 2019
$ in millions	Private Client Group	Capital Markets	Asset Management	RJ Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$2,063	$5	$475	$—	$(16)	$2,527
Brokerage revenues:
Securities commissions:
Mutual and other fund products	449	4	7	—	(2)	458
Insurance and annuity products	308	—	—	—	—	308
Equities, ETFs and fixed income products	232	99	—	—	(2)	329
Subtotal securities commissions	989	103	7	—	(4)	1,095
Principal transactions (1)	59	203	—	1	(1)	262
Total brokerage revenues	1,048	306	7	1	(5)	1,357
Account and services fees:
Mutual fund and annuity service fees	250	—	2	—	(9)	243
RJBDP fees	342	—	3	—	(131)	214
Client account and other fees	92	3	22	—	(15)	102
Total account and service fees	684	3	27	—	(155)	559
Investment banking:
Merger & acquisition and advisory	—	286	—	—	—	286
Equity underwriting	25	72	—	—	—	97
Debt underwriting	—	56	—	—	—	56
Total investment banking	25	414	—	—	—	439
Other:
Tax credit fund revenues	—	49	—	—	—	49
All other (1)	19	1	1	19	6	46
Total other	19	50	1	19	6	95
Total non-interest revenues	3,839	778	510	20	(170)	4,977
Interest income (1)	170	29	3	732	27	961
Total revenues	4,009	807	513	752	(143)	5,938
Interest expense	(31)	(26)	—	(122)	(42)	(221)
Net revenues	$3,978	$781	$513	$630	$(185)	$5,717

(1) These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

At June 30, 2020 and September 30, 2019, net receivables related to contracts with customers were $320 million and $347 million, respectively.

We record deferred revenue from contracts with customers when payment is received prior to the performance of our obligation to the customer. Deferred revenue balances were not material as of June 30, 2020 and September 30, 2019.

We have elected the practical expedient allowable by the accounting guidance to not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 18 – INTEREST INCOME AND INTEREST EXPENSE

The following table details the components of interest income and interest expense.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2020	2019	2020	2019
Interest income:
Assets segregated pursuant to regulations	$3	$14	$25	$46
Trading instruments	4	7	17	20
Available-for-sale securities	23	18	60	51
Margin loans	18	30	66	93
Bank loans, net of unearned income and deferred expenses	157	221	561	655
Loans to financial advisors	5	5	15	14
Corporate cash and all other	7	26	55	82
Total interest income	$217	$321	$799	$961
Interest expense:
Bank deposits	$7	$33	$35	$105
Trading instruments sold but not yet purchased	1	2	3	6
Brokerage client payables	3	5	9	16
Other borrowings	5	5	15	16
Senior notes payable	24	19	61	55
Other	2	9	13	23
Total interest expense	42	73	136	221
Net interest income	175	248	663	740
Bank loan loss (provision)/benefit	(81)	5	(188)	(16)
Net interest income after bank loan loss (provision)/benefit	$94	$253	$475	$724

Interest expense related to bank deposits in the preceding table excludes interest expense associated with affiliate deposits, which has been eliminated in consolidation.

NOTE 19 – SHARE-BASED COMPENSATION

We have one share-based compensation plan for our employees, Board of Directors and non-employees (independent contractor financial advisors). Generally, we reissue our treasury shares under The Amended and Restated 2012 Stock Incentive Plan; however, we are also permitted to issue new shares. Annual share-based compensation awards are primarily issued during the fiscal first quarter of each year.  Our share-based compensation accounting policies are described in Note 2 of our 2019 Form 10-K.  Other information related to our share-based awards is presented in Note 21 of our 2019 Form 10-K.

During the three and nine months ended June 30, 2020, we granted approximately 100 thousand and 1.7 million RSUs, respectively, to employees and outside members of our Board of Directors with a weighted-average grant-date fair value of $64.98 and $87.76, respectively. For the three and nine months ended June 30, 2020, total compensation expense for RSUs granted to our employees and members of our Board of Directors was $22 million and $89 million, respectively, compared with $20 million and $81 million, respectively, for the three and nine months ended June 30, 2019.

As of June 30, 2020, there were $196 million of total pre-tax compensation costs not yet recognized (net of estimated forfeitures) related to RSUs granted to employees and members of our Board of Directors, including those granted during the nine months ended June 30, 2020. These costs are expected to be recognized over a weighted-average period of 3.2 years.

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

RJF and RJ Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 capital to average assets (as defined), and under rules defined under the Basel III capital framework, Common equity Tier 1 capital (“CET1”) to risk-weighted assets. RJF and RJ Bank each calculate these ratios under the Basel III standardized approach in order to assess compliance with both regulatory requirements and their internal capital policies.  In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. As of June 30, 2020, both RJF’s and RJ Bank’s capital levels exceeded the capital conservation buffer requirement and were each categorized as “well-capitalized.”

For further discussion of regulatory capital requirements applicable to certain of our businesses and subsidiaries, see Note 22 of our 2019 Form 10-K.

To meet requirements for capital adequacy purposes or to be categorized as “well-capitalized,” RJF must maintain minimum CET1, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJF as of June 30, 2020:
CET1	$6,351	24.8%	$1,152	4.5%	$1,664	6.5%
Tier 1 capital	$6,351	24.8%	$1,536	6.0%	$2,047	8.0%
Total capital	$6,661	26.0%	$2,047	8.0%	$2,559	10.0%
Tier 1 leverage	$6,351	14.5%	$1,749	4.0%	$2,187	5.0%

RJF as of September 30, 2019:
CET1	$5,971	24.8%	$1,085	4.5%	$1,567	6.5%
Tier 1 capital	$5,971	24.8%	$1,446	6.0%	$1,928	8.0%
Total capital	$6,207	25.8%	$1,928	8.0%	$2,410	10.0%
Tier 1 leverage	$5,971	15.7%	$1,525	4.0%	$1,906	5.0%

As of June 30, 2020, RJF’s Tier 1 capital ratio was unchanged and our Total capital ratio increased slightly compared to September 30, 2019, due to positive earnings, net of share repurchases and dividends, offset by the impacts of an increase in cash and cash equivalents segregated pursuant to regulations and growth in available-for-sale securities held at RJ Bank. RJF’s Tier 1 leverage ratio at June 30, 2020 decreased compared to September 30, 2019, due to the growth of average assets, primarily related to cash, cash and cash equivalents segregated pursuant to regulations and available-for-sale securities held at RJ Bank, partially offset by the aforementioned change in equity.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

To meet the requirements for capital adequacy or to be categorized as “well-capitalized,” RJ Bank must maintain CET1, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJ Bank as of June 30, 2020:
CET1	$2,247	12.8%	$790	4.5%	$1,141	6.5%
Tier 1 capital	$2,247	12.8%	$1,053	6.0%	$1,404	8.0%
Total capital	$2,468	14.1%	$1,404	8.0%	$1,755	10.0%
Tier 1 leverage	$2,247	7.6%	$1,187	4.0%	$1,484	5.0%

RJ Bank as of September 30, 2019:
CET1	$2,246	13.2%	$764	4.5%	$1,103	6.5%
Tier 1 capital	$2,246	13.2%	$1,018	6.0%	$1,358	8.0%
Total capital	$2,458	14.5%	$1,358	8.0%	$1,697	10.0%
Tier 1 leverage	$2,246	8.8%	$1,021	4.0%	$1,276	5.0%

RJ Bank’s Tier 1 capital and Total capital ratios at June 30, 2020 decreased compared to September 30, 2019, due to dividends paid during the period exceeding earnings and growth in assets, primarily available-for-sale securities. RJ Bank’s Tier 1 leverage ratio at June 30, 2020 decreased compared to September 30, 2019, due to the growth in average assets, primarily related to cash, available-for-sale securities and bank loans, as well as the aforementioned change in equity.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. The following table presents the net capital position of RJ&A.

$ in millions	June 30, 2020	September 30, 2019
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	46.1%	39.7%
Net capital	$1,183	$1,056
Less: required net capital	(51)	(53)
Excess net capital	$1,132	$1,003

As of June 30, 2020, RJFS, RJ Ltd., RJ Trust and all of our other active regulated domestic and international subsidiaries were in compliance with and exceeded all applicable capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 21 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share.

	Three months ended June 30,		Nine months ended June 30,
in millions, except per share amounts	2020	2019	2020	2019
Income for basic earnings per common share:
Net income	$172	$259	$609	$769
Less allocation of earnings and dividends to participating securities	—	(1)	(1)	(1)
Net income attributable to RJF common shareholders	$172	$258	$608	$768
Income for diluted earnings per common share:
Net income	$172	$259	$609	$769
Less allocation of earnings and dividends to participating securities	—	(1)	(1)	(1)
Net income attributable to RJF common shareholders	$172	$258	$608	$768
Common shares:
Average common shares in basic computation	137.1	140.4	137.9	141.8
Dilutive effect of outstanding stock options and certain RSUs	2.3	3.2	2.6	3.0
Average common shares used in diluted computation	139.4	143.6	140.5	144.8
Earnings per common share:
Basic	$1.25	$1.84	$4.41	$5.42
Diluted	$1.23	$1.80	$4.33	$5.30
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	1.8	0.2	1.6	0.5

The allocation of earnings and dividends to participating securities in the preceding table represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities.  Participating securities represent unvested restricted stock and certain RSUs. Participating securities and related dividends paid on these participating securities were insignificant for the three and nine months ended June 30, 2020 and 2019.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are detailed in the following table for each respective period.

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Dividends per common share - declared	$0.37	$0.34	$1.11	$1.02
Dividends per common share - paid	$0.37	$0.34	$1.08	$0.98
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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information concerning operations in these segments.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2020	2019	2020	2019
Net revenues:
Private Client Group	$1,249	$1,351	$4,158	$3,978
Capital Markets	323	251	881	781
Asset Management	163	177	531	513
RJ Bank	178	215	604	630
Other	(20)	(4)	(72)	(2)
Intersegment eliminations	(59)	(63)	(191)	(183)
Total net revenues	$1,834	$1,927	$5,911	$5,717
Pre-tax income/(loss):
Private Client Group	$91	$140	$414	$436
Capital Markets	62	24	119	77
Asset Management	60	65	206	184
RJ Bank	14	138	163	384
Other	(29)	(25)	(106)	(60)
Total pre-tax income	$198	$342	$796	$1,021

No individual client accounted for more than ten percent of revenues in any of the periods presented.

The following table presents our net interest on a segment basis.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2020	2019	2020	2019
Net interest income/(expense):
Private Client Group	$27	$46	$106	$139
Capital Markets	2	—	8	3
Asset Management	—	1	1	3
RJ Bank	169	208	584	610
Other and intersegment eliminations	(23)	(7)	(36)	(15)
Net interest income	$175	$248	$663	$740

The following table presents our total assets on a segment basis.

$ in millions	June 30, 2020	September 30, 2019
Total assets:
Private Client Group	$11,655	$9,042
Capital Markets	2,301	2,287
Asset Management	367	401
RJ Bank	28,830	25,516
Other	1,529	1,584
Total	$44,682	$38,830

The following table presents goodwill, which was included in our total assets, on a segment basis.

$ in millions	June 30, 2020	September 30, 2019
Goodwill:
Private Client Group	$276	$275
Capital Markets	120	120
Asset Management	69	69
Total	$465	$464

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

We have operations in the U.S., Canada and Europe. Substantially all long-lived assets are located in the U.S.  The following table presents our net revenues and pre-tax income classified by major geographic area in which they were earned.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2020	2019	2020	2019
Net revenues:
U.S.	$1,706	$1,793	$5,501	$5,318
Canada	86	101	293	290
Europe	42	33	117	109
Total	$1,834	$1,927	$5,911	$5,717
Pre-tax income/(loss):
U.S.	$191	$330	$770	$994
Canada	5	12	26	35
Europe (1)	2	—	—	(8)
Total	$198	$342	$796	$1,021

(1)  The pre-tax loss in Europe for the nine months ended June 30, 2019 reflects a $15 million loss on the sale of our operations related to research, sales and trading of European equities incurred during the fiscal first quarter of 2019.

The following table presents our total assets by major geographic area in which they were held.

$ in millions	June 30, 2020	September 30, 2019
Total assets:
U.S.	$41,459	$35,978
Canada	3,099	2,754
Europe	124	98
Total	$44,682	$38,830

The following table presents goodwill, which was included in our total assets, classified by major geographic area in which it was held.

$ in millions	June 30, 2020	September 30, 2019
Goodwill:
U.S.	$433	$433
Canada	24	23
Europe	8	8
Total	$465	$464

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

FACTORS AFFECTING “FORWARD-LOOKING STATEMENTS”

Certain statements made in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning future strategic objectives, business prospects, anticipated savings, financial results (including expenses, earnings, liquidity, cash flow and capital expenditures), industry or market conditions, demand for and pricing of our products, acquisitions and divestitures, anticipated results of litigation, our effective tax rate, regulatory developments, effects of accounting pronouncements, and general economic conditions.  In addition, words such as “believes,” “expects,” “anticipates,” “plans,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. Forward-looking statements are not guarantees, and they involve risks, uncertainties and assumptions.  Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from those expressed in the forward-looking statements.  We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in our filings with the SEC from time to time, including our most recent Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q, which are available at www.raymondjames.com and the SEC’s website at www.sec.gov. We expressly disclaim any obligation to update any forward-looking statement in the event it later turns out to be inaccurate, whether as a result of new information, future events or otherwise.

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

EXECUTIVE OVERVIEW

Quarter ended June 30, 2020 compared with the quarter ended June 30, 2019

In March 2020, the World Health Organization declared COVID-19 a pandemic and the United States declared a national emergency due to the impact of the pandemic. As a result of the spread of COVID-19, governments and other authorities around the world imposed measures intended to control the spread of the disease, including restrictions on travel and the conduct of business, such as stay-at-home orders, quarantines, travel bans, border closings, business closures and other similar measures. In response, we activated our business continuity plan endeavoring to safeguard our associates, and nearly all of our associates transitioned to working remotely, while still maintaining our standard of client service. Although economies began to reopen during our fiscal third quarter, a substantial portion of our associates continued to work remotely. Our systems and infrastructure have continued to support increased volumes of activity without any significant operational or technology disruptions.

The economic uncertainty that has resulted from the COVID-19 pandemic continued during our fiscal third quarter and market volatility remained elevated; however, market sentiment improved, reflected in the recovery of U.S. equity markets during the quarter. Certain of our businesses benefited from the equity market appreciation, and PCG assets in fee-based accounts recovered, increasing 16%, which will have a positive impact on our fiscal fourth quarter results. However, our results continued to be negatively affected by the significant reduction in interest rates implemented by The Federal Reserve toward the end of our fiscal second quarter and an elevated bank loan loss provision due to the economic impact and uncertainty attributable to the pandemic. Uncertainty remains with regard to the extent and duration of the disruptions related to the COVID-19 pandemic as well as its continuing impacts on the global economy. We expect the COVID-19 pandemic and the measures taken to prevent its spread and to support the economy to continue to have an impact on our business during the remainder of fiscal 2020, although the extent of such effects will depend on future developments which are highly uncertain and cannot be predicted.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

During the quarter ended June 30, 2020, net revenues of $1.83 billion decreased $93 million, or 5%, compared with the prior-year quarter. Pre-tax income of $198 million decreased $144 million, or 42%, and net income of $172 million decreased $87 million, or 34%, both primarily due to a significant increase in the bank loan loss provision in response to the economic deterioration caused by the COVID-19 pandemic. Our earnings per diluted share were $1.23, reflecting a 32% decrease. Our annualized return on equity (“ROE”) for the quarter was 10.0%, compared with 16.1% in the prior-year quarter, and our annualized return on tangible common equity (“ROTCE”) (1) was 10.9%, compared with 17.8% for the prior-year quarter.

The $93 million decrease in net revenues compared with the prior-year quarter primarily reflected the impact of lower short-term interest rates on both net interest income and RJBDP fees from third-party banks. These declines were partially offset by an increase in brokerage revenues, as the fixed income business generated strong results due to higher client activity levels.

Compensation, commissions and benefits expenses were flat versus the prior-year quarter. Non-compensation expenses increased $51 million, or 17%, due to an $86 million increase in the bank loan loss provision, which was $81 million in the current-year quarter compared with a $5 million benefit in the prior-year quarter, partially offset by a decrease in business development expenses, as travel and conferences were halted as a result of the COVID-19 pandemic.

Our effective income tax rate of 13.1% for our fiscal third quarter of 2020 primarily reflected the impact of significant non-taxable gains on our corporate-owned life insurance portfolio on lower pre-tax earnings for the quarter.

The firm ended the quarter with capital ratios well in excess of regulatory requirements and substantial liquidity, with over $2.1 billion (2) of cash at the parent company, which included the proceeds of a $500 million 10-year senior notes issuance at the end of our fiscal second quarter of 2020.

Certain of the impacts of the COVID-19 pandemic will likely continue to affect our results in future quarters. Our net interest income and RJBDP fees from third-party banks will continue to be negatively affected by the 225 basis point reduction by the Federal Reserve of its benchmark short-term interest rate since August 2019. In Capital Markets, the high degree of market uncertainty will likely result in more volatility of both brokerage revenues and investment banking revenues during the pandemic. While our results during the third quarter were negatively impacted by elevated bank loan loss provisions, including losses on certain corporate loans that were sold during the quarter, further market deterioration could result in additional provisions in future quarters. Due to the uncertainty caused by the COVID-19 pandemic, and related negative impact on our results, we are evaluating ways to reduce costs and find efficiencies to remain well-positioned for future growth and success. To that end, we are currently engaged in a firm-wide process of evaluating both compensation and non-compensation expenses.

A summary of our financial results by segment as compared to the prior-year quarter is as follows:

•Our PCG segment net revenues of $1.25 billion decreased 8%, while pre-tax income of $91 million decreased 35%.  The $102 million decrease in net revenues was primarily attributable to the decrease in short-term interest rates, which negatively impacted both net interest income and RJBDP fees from third party banks. Brokerage revenues also declined compared with the prior-year quarter, primarily due to a decline in revenues from annuity products and mutual fund products. Non-interest expenses decreased $53 million, or 4%, primarily resulting from a decrease in travel and conference-related expenses as a result of the COVID-19 pandemic, as well as lower compensation expenses due to a decrease in compensable net revenues, which primarily include asset management and related administrative fees, brokerage revenues and investment banking revenues.

•Capital Markets net revenues of $323 million increased 29% and pre-tax income of $62 million increased 158%. The $72 million increase in net revenues was primarily due to an increase in fixed income and, to a lesser extent, equity brokerage revenues due to higher client activity, as well as an increase in debt and equity underwriting revenues. These increases were partially offset by a decline in merger & acquisition revenues compared with the prior-year quarter due to market uncertainty. Non-interest expenses increased $34 million, or 15%, due to an increase in compensation expense, primarily as a result of the increase in net revenues.

•Our Asset Management segment net revenues of $163 million decreased 8% and pre-tax income of $60 million decreased 8%. The decrease in net revenues was largely driven by lower average financial assets under management at Carillon Tower Advisers.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

•RJ Bank net revenues of $178 million decreased 17% and pre-tax income of $14 million decreased 90%. Net revenues decreased $37 million due to the negative impact from lower short-term interest rates, partially offset by the benefit from higher interest-earning assets. Non-interest expenses increased $87 million, or 113%, as RJ Bank recorded a loan loss provision of $81 million compared to a benefit of $5 million in the prior-year quarter.

•Our Other segment reflected a pre-tax loss that was $4 million larger compared to the prior-year quarter, primarily the result of lower interest income on corporate cash balances due to the negative impact of lower short-term interest rates, as well as increased interest expense due to the issuance of $500 million of senior notes at the end of the fiscal second quarter.

Nine months ended June 30, 2020 compared with the nine months ended June 30, 2019

Net revenues of $5.91 billion increased $194 million, or 3%. Pre-tax income of $796 million decreased $225 million, or 22%. Our net income of $609 million decreased $160 million, or 21%, and our earnings per diluted share were $4.33, reflecting an 18% decrease. Our annualized ROE during the nine months ended June 30, 2020 was 11.9%, compared with 16.2% for the prior-year period, and annualized ROTCE (1) was 13.1%, compared with 17.9% for the prior-year period.

The $194 million increase in net revenues compared with the prior-year period included higher asset management and related administrative fees, primarily attributable to higher average PCG assets in fee-based accounts at the beginning of the current-year periods and higher brokerage revenues, largely due to higher market volatility and a significant increase in institutional fixed income client activity in the current-year period. Offsetting these increases were the negative impacts of lower short-term interest rates on our net interest income and RJBDP fees from third-party banks, and valuation losses on private equity investments, a portion of which was attributable to noncontrolling interests (reflected as an offset in other expenses).

Compensation, commissions and benefits expense increased $283 million, or 8%, mostly due to an increase in compensable net revenues.

Non-compensation expenses increased $136 million, or 15%, due to a $188 million bank loan loss provision, compared with a $16 million bank loan loss provision during the prior-year period. This increase was partially offset by lower travel and conference-related expenses as a result of the COVID-19 pandemic and the aforementioned private equity valuation losses attributable to noncontrolling interests, which is an offset in other expenses.

Our effective income tax rate was 23.5% for the nine months ended June 30, 2020, a decrease compared with the 24.8% effective tax rate for fiscal year 2019, primarily due to the favorable impact of permanent tax benefits on lower pre-tax earnings during the nine months ended June 30, 2020.

Pursuant to our Board of Directors’ share repurchase authorization, we repurchased approximately 2.7 million shares of common stock during the first six months of our current fiscal year for $213 million at an average price of approximately $80 per share. Due to heightened market uncertainty as a result of the COVID-19 crisis, share buybacks were suspended from mid-March through the end of our fiscal third quarter. As of June 30, 2020, we had $537 million of availability remaining under the previously-announced authorization. We resumed share repurchases to offset dilution in our fiscal fourth quarter.

A summary of our financial results by segment as compared to the prior-year period is as follows:

•PCG segment net revenues of $4.16 billion increased 5%, while pre-tax income of $414 million decreased 5%. The $180 million increase in net revenues was primarily attributable to an increase in asset management and related administrative fees due to higher average assets in fee-based accounts at the beginning of each of the current-year periods. Offsetting this increase were decreases in RJBDP fees from third-party banks and net interest income due to lower short-term interest rates. Non-interest expenses increased $202 million, or 6%, primarily resulting from an increase in compensation expenses largely due to the growth in compensable net revenues.

•Capital Markets net revenues of $881 million increased 13% and pre-tax income of $119 million increased 55%. The $100 million increase in net revenues was primarily due to an increase in fixed income brokerage revenues, due to higher client activity, as well as increases in equity and debt underwriting revenues. These increases were partially offset by a decline in merger & acquisition and advisory revenues, which were negatively impacted by the market uncertainty caused by the COVID-19 pandemic. Non-interest expenses increased $58 million, or 8%, due to higher compensation expenses, primarily as a result of the increase in revenues.

(1) “ROTCE” is a non-GAAP financial measure. Please see the “Reconciliation of GAAP measures to non-GAAP financial measures” in this MD&A for a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure, and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

•Our Asset Management segment net revenues of $531 million increased 4% and pre-tax income of $206 million increased 12%. The increase in net revenues was driven by higher average beginning-of-quarter assets in programs offered to PCG clients for which the segment provides administrative support, as well as higher average financial assets under management during the current-year period.

•RJ Bank net revenues of $604 million decreased 4% and pre-tax income of $163 million decreased 58%. The $26 million decrease in net revenues reflected the negative impact of lower short-term interest rates, which more than offset the growth in interest-earning assets. Non-interest expenses increased $195 million, or 79%, primarily due to a $172 million increase in the loan loss provision.

•Our Other segment reflected a pre-tax loss that was $46 million larger compared to the prior-year period, primarily due to private equity valuation losses, as compared to gains in the prior-year period, lower interest income on corporate cash balances due to lower short-term interest rates, and increased interest expense, due to the issuance of $500 million of senior notes at the end of the fiscal second quarter.

SEGMENTS

We currently operate through five segments. Our business segments are PCG, Capital Markets, Asset Management and RJ Bank. Our Other segment includes our private equity investments, interest income on certain corporate cash balances, and certain corporate overhead costs of RJF, including the interest costs on our public debt.

The following table presents our consolidated and segment net revenues and pre-tax income/(loss) for the periods indicated.

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2020	2019	% change	2020	2019	% change
Total company
Net revenues	$1,834	$1,927	(5)%	$5,911	$5,717	3%
Pre-tax income	$198	$342	(42)%	$796	$1,021	(22)%

Private Client Group
Net revenues	$1,249	$1,351	(8)%	$4,158	$3,978	5%
Pre-tax income	$91	$140	(35)%	$414	$436	(5)%

Capital Markets
Net revenues	$323	$251	29%	$881	$781	13%
Pre-tax income	$62	$24	158%	$119	$77	55%

Asset Management
Net revenues	$163	$177	(8)%	$531	$513	4%
Pre-tax income	$60	$65	(8)%	$206	$184	12%

RJ Bank
Net revenues	$178	$215	(17)%	$604	$630	(4)%
Pre-tax income	$14	$138	(90)%	$163	$384	(58)%

Other
Net revenues	$(20)	$(4)	(400)%	$(72)	$(2)	(3,500)%
Pre-tax loss	$(29)	$(25)	(16)%	$(106)	$(60)	(77)%

Intersegment eliminations
Net revenues	$(59)	$(63)	NM	$(191)	$(183)	NM

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

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2020	2019	2020	2019
Average equity	$6,882	$6,434	$6,797	$6,345
Less:
Average goodwill and identifiable intangible assets, net	603	633	606	634
Average deferred tax liabilities, net	(32)	(31)	(30)	(32)
Average tangible common equity	$6,311	$5,832	$6,221	$5,743

Return on equity	10.0%	16.1%	11.9%	16.2%
Return on tangible common equity	10.9%	17.8%	13.1%	17.9%

Return on equity is computed by dividing annualized net income for the period indicated by average equity for each respective period or, in the case of return on tangible common equity, computed by dividing annualized net income by average tangible common equity for each respective period.

Average equity for the quarter-to-date period is computed by adding the total equity attributable to RJF as of the date indicated to the prior quarter-end total, and dividing by two, or in the case of average tangible common equity, computed by adding tangible common equity as of the date indicated to the prior quarter-end total, and dividing by two. Average equity for the year-to-date period is computed by adding the total equity attributable to RJF as of each quarter-end date during the indicated year-to-date period to the beginning of the year total, and dividing by four, or in the case of average tangible common equity, computed by adding tangible common equity as of each quarter-end date during the indicated year-to-date period to the beginning of the year total, and dividing by four.

NET INTEREST ANALYSIS

In response to macroeconomic concerns resulting from the COVID-19 pandemic, The Federal Reserve decreased its benchmark short-term interest rate twice in March 2020 to a range of 0-0.25%, for a total decrease of 150 basis points. These decreases in short-term interest rates, as well as the three rate cuts implemented in 2019 (225 basis points in total) have had a negative impact on our fiscal year 2020 results, as we have certain assets and liabilities, primarily held in our PCG, RJ Bank and Other segments, which are sensitive to changes in interest rates. Fees we earn from third-party banks on client cash balances swept to such banks as part of the RJBDP are also sensitive to changes in interest rates. The negative impact of the decline in short-term interest rates outweighed the growth in interest-earning assets and RJBDP balances swept to third-party banks compared with the prior year, and we expect a continuation of this negative impact for the remainder of fiscal 2020.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Quarter ended June 30, 2020 compared with the quarter ended June 30, 2019

	Three months ended June 30,
	2020			2019
$ in millions	Average balance	Interest inc./exp.	Average yield/cost	Average balance	Interest inc./exp.	Average yield/cost
Interest-earning assets:
Assets segregated pursuant to regulations	$3,411	$3	0.34%	$2,268	$14	2.62%
Trading instruments	313	4	4.59%	771	7	3.53%
Available-for-sale securities	4,437	23	2.01%	2,901	18	2.41%
Margin loans	2,068	18	3.44%	2,528	30	4.83%
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	7,994	59	2.93%	8,278	98	4.68%
CRE construction loans	212	2	3.60%	248	4	5.45%
CRE loans	3,773	25	2.66%	3,359	39	4.53%
Tax-exempt loans	1,272	9	3.34%	1,291	9	3.35%
Residential mortgage loans	4,983	37	2.97%	4,127	34	3.32%
SBL and other	3,576	24	2.59%	3,125	36	4.64%
Loans held for sale	111	1	3.22%	118	1	4.78%
Total bank loans, net	21,921	157	2.87%	20,546	221	4.30%
Loans to financial advisors, net	973	5	1.94%	912	5	2.06%
Corporate cash and all other	7,675	7	0.31%	4,272	26	2.45%
Total interest-earning assets	$40,798	$217	2.09%	$34,198	$321	3.76%

Interest-bearing liabilities:
Bank deposits:
Savings, money market and NOW accounts	$25,060	$2	0.02%	$20,842	$29	0.57%
Certificates of deposit	1,104	5	2.00%	561	4	2.33%
Trading instruments sold but not yet purchased	71	1	0.83%	307	2	2.39%
Brokerage client payables	4,790	3	0.17%	3,054	5	0.61%
Other borrowings	891	5	2.25%	898	5	2.20%
Senior notes payable	2,045	24	4.74%	1,550	19	4.71%
Other	272	2	4.23%	791	9	4.81%
Total interest-bearing liabilities	$34,233	$42	0.48%	$28,003	$73	1.03%
Net interest income		$175			$248

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Nine months ended June 30, 2020 compared with the nine months ended June 30, 2019

	Nine months ended June 30,
	2020			2019
$ in millions	Average balance	Interest inc./exp.	Average yield/cost	Average balance	Interest inc./exp.	Average yield/cost
Interest-earning assets:
Assets segregated pursuant to regulations	$2,852	$25	1.16%	$2,472	$46	2.50%
Trading instruments	596	17	3.77%	727	20	3.66%
Available-for-sale securities	3,654	60	2.18%	2,831	51	2.39%
Margin loans	2,290	66	3.86%	2,620	93	4.75%
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	8,039	226	3.69%	8,065	286	4.67%
CRE construction loans	209	7	4.36%	205	9	5.58%
CRE loans	3,706	98	3.49%	3,433	120	4.60%
Tax-exempt loans	1,236	25	3.35%	1,285	26	3.34%
Residential mortgage loans	4,823	112	3.09%	3,999	100	3.32%
SBL and other	3,460	89	3.37%	3,098	109	4.64%
Loans held for sale	138	4	3.77%	149	5	4.87%
Total bank loans, net	21,611	561	3.46%	20,234	655	4.32%
Loans to financial advisors, net	975	15	2.04%	909	14	2.00%
Corporate cash and all other	5,963	55	1.10%	4,651	82	2.33%
Total interest-earning assets	$37,941	$799	2.79%	$34,444	$961	3.71%

Interest-bearing liabilities:
Bank deposits:
Savings, money market and NOW accounts	$23,190	$20	0.11%	$20,689	$96	0.62%
Certificates of deposit	993	15	2.06%	527	9	2.20%
Trading instruments sold but not yet purchased	194	3	1.80%	297	6	2.63%
Brokerage client payables	3,929	9	0.31%	3,395	16	0.62%
Other borrowings	892	15	2.24%	936	16	2.33%
Senior notes payable	1,716	61	4.73%	1,550	55	4.70%
Other	473	13	3.55%	771	23	3.89%
Total interest-bearing liabilities	$31,387	$136	0.57%	$28,165	$221	1.04%
Net interest income		$663			$740

Nonaccrual loans are included in the average loan balances in the preceding tables. Any payments received for corporate nonaccrual loans are applied entirely to principal. Interest income on residential mortgage nonaccrual loans is recognized on a cash basis.

Fee income on bank loans included in interest income was $1 million and $10 million during three and nine months ended June 30, 2020, respectively, and $3 million and $14 million during three and nine months ended June 30, 2019, respectively.

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

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2020	2019	% change	2020	2019	% change
Revenues:
Asset management and related administrative fees	$715	$718	—	$2,330	$2,063	13%
Brokerage revenues:
Mutual and other fund products	131	147	(11)%	438	449	(2)%
Insurance and annuity products	88	105	(16)%	288	308	(6)%
Equities, ETFs and fixed income products	100	94	6%	324	291	11%
Total brokerage revenues	319	346	(8)%	1,050	1,048	—
Account and service fees:
Mutual fund and annuity service fees	82	85	(4)%	260	250	4%
RJBDP fees:
Third-party banks	20	67	(70)%	129	215	(40)%
RJ Bank	43	44	(2)%	138	127	9%
Client account and other fees	32	32	—	96	92	4%
Total account and service fees	177	228	(22)%	623	684	(9)%
Investment banking	7	10	(30)%	29	25	16%
Interest income	31	56	(45)%	125	170	(26)%
All other	4	3	33%	20	19	5%
Total revenues	1,253	1,361	(8)%	4,177	4,009	4%
Interest expense	(4)	(10)	(60)%	(19)	(31)	(39)%
Net revenues	1,249	1,351	(8)%	4,158	3,978	5%
Non-interest expenses:
Financial advisor compensation and benefits	783	805	(3)%	2,555	2,358	8%
Administrative compensation and benefits	235	237	(1)%	727	700	4%
Total compensation, commissions and benefits	1,018	1,042	(2)%	3,282	3,058	7%
Non-compensation expenses:
Communications and information processing	66	57	16%	187	174	7%
Occupancy and equipment	42	43	(2)%	130	122	7%
Business development	12	37	(68)%	63	90	(30)%
Professional fees	8	8	—	25	24	4%
All other	12	24	(50)%	57	74	(23)%
Total non-compensation expenses	140	169	(17)%	462	484	(5)%
Total non-interest expenses	1,158	1,211	(4)%	3,744	3,542	6%
Pre-tax income	$91	$140	(35)%	$414	$436	(5)%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Selected key metrics

PCG client asset balances

	As of
$ in billions	June 30, 2020	March 31, 2020	September 30, 2019	June 30, 2019	March 31, 2019	September 30, 2018
Assets under administration (“AUA”)	$833.1	$734.0	$798.4	$787.4	$760.0	$755.7
Assets in fee-based accounts (1)	$443.0	$383.5	$409.1	$398.0	$378.4	$366.3
Percent of AUA in fee-based accounts	53.2%	52.2%	51.2%	50.5%	49.8%	48.5%

(1)A portion of our “Assets in fee-based accounts” is invested in “managed programs” overseen by our Asset Management segment, specifically our Asset Management Services division of RJ&A (“AMS”). These assets are included in our Financial assets under management as disclosed in the “Selected key metrics” section of our “Management’s Discussion and Analysis - Results of Operations - Asset Management.”

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

Financial advisors

	June 30, 2020	March 31, 2020	September 30, 2019	June 30, 2019
Employees	3,379	3,376	3,301	3,228
Independent contractors	4,776	4,772	4,710	4,676
Total advisors	8,155	8,148	8,011	7,904

Although the number of financial advisors increased from prior periods, the net addition of financial advisors was low relative to recent quarters as the COVID-19 pandemic impacted experienced financial advisor transitions, particularly in the employee channel due to office closures, and slowed the transitions of new trainees. While financial advisor recruiting activity has started to recover and the pipeline remains solid, the impact of the COVID-19 pandemic on future recruiting is uncertain.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Clients’ domestic cash sweep balances

	As of
$ in millions	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
RJBDP
RJ Bank	$24,101	$28,711	$21,891	$21,649	$21,600
Third-party banks	24,661	20,379	15,061	14,043	14,425
Subtotal RJBDP	48,762	49,090	36,952	35,692	36,025
Client Interest Program (“CIP”)	3,157	3,782	2,528	2,022	2,130
Total clients’ domestic cash sweep balances	$51,919	$52,872	$39,480	$37,714	$38,155

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Average yield on RJBDP - third-party banks	0.33%	1.95%	0.97%	1.90%

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

RJBDP fees from third-party banks and the average yield on RJBDP (third-party banks) were negatively impacted by the significant decrease in short-term interest rates. The Federal Reserve decreased its benchmark short-term interest rate twice toward the end of our fiscal second quarter, to a range of 0-0.25%, a total decrease of 150 basis points. These decreases were in addition to the three rate cuts implemented during 2019 (225 basis points in total). Any additional decreases in short-term interest rates, increases in deposit rates paid to clients, and/or a significant decline in our clients’ cash balances will have a negative impact on our earnings. Further, PCG segment results are impacted by changes in the allocation of client cash balances in the RJBDP between RJ Bank and third-party banks.

Although lower compared with March 31, 2020, client cash balances remained elevated as of June 30, 2020 as a result of the market uncertainty caused by the COVID-19 pandemic.

Quarter ended June 30, 2020 compared with the quarter ended June 30, 2019

Net revenues of $1.25 billion decreased $102 million, or 8%, and pre-tax income of $91 million decreased $49 million, or 35%.

Asset management and related administrative fees were largely unchanged, as assets in fee-based accounts at the beginning of the quarter were relatively flat compared with the beginning of the prior-year quarter. As assets in fee-based accounts are billed primarily on balances at the beginning of the quarter, the 16% increase in fee-based assets during the current quarter will positively impact asset management fees in our fiscal fourth quarter.

Brokerage revenues decreased $27 million, or 8%, reflecting lower revenues from annuity products and lower mutual fund revenues. Offsetting these decreases was an increase in revenues from equities, ETFs, and fixed income products due to an increase in client activity.

Account and service fees decreased $51 million, or 22%, due to the decline in RJBDP fees from third-party banks, driven by lower short-term interest rates compared with the prior-year quarter, which more than offset the impact of the significant increase in cash balances swept to such banks.

Net interest income decreased $19 million, or 41%, driven by a decline in short-term interest rates, reducing the interest income earned on assets segregated pursuant to regulations and client margin loans, and a decline in average client margin loan balances. Partially offsetting the decrease in interest income, interest expense also decreased due to the impact of lower deposit rates paid on client cash balances in CIP.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Compensation-related expenses decreased $24 million, or 2%, due to lower compensable net revenues. Compensation-related expenses did not decrease at the same rate as net revenues, as a significant portion of the decline in net revenues related to net interest income and RJBDP fees from third-party banks, which have no associated direct payout expense.

Non-compensation expenses decreased $29 million, or 17%, primarily as a result of decreases in travel and conference-related expenses as a result of the COVID-19 pandemic, as well as lower legal and regulatory reserves. Partially offsetting these decreases was an increase in communications and information processing expense.

Nine months ended June 30, 2020 compared with the nine months ended June 30, 2019

Net revenues of $4.16 billion increased $180 million, or 5%, and pre-tax income of $414 million decreased $22 million, or 5%.

Asset management and related administrative fees increased $267 million, or 13%, primarily due to higher average assets in fee-based accounts at the beginning of each of the current-year quarterly billing periods compared with the prior-year periods.

Brokerage revenues were flat as the impact of increased trading activity resulting from higher levels of market volatility in the current-year period, was offset by a decrease in mutual fund trails and lower revenues from annuity products.

Account and service fees decreased $61 million, or 9%, driven by a decline in RJBDP fees from third-party banks, as a result of lower short-term interest rates, which more than offset the impact of the increase in cash balances swept to such banks. Partially offsetting this decrease was an increase in mutual fund service fees, and higher RJBDP fees from RJ Bank due to an increase in the number of accounts at RJ Bank.

Net interest income decreased $33 million, or 24%, primarily driven by a decline in short-term interest rates, reducing the interest income earned on assets segregated pursuant to regulations and client margin loans. Partially offsetting the decrease in interest income, interest expense also decreased due to the impact of lower deposit rates paid on client cash balances in CIP.

Compensation-related expenses increased $224 million, or 7%, primarily due to higher compensable net revenues.

Non-compensation expenses decreased $22 million, or 5%, primarily as a result of decreases in conference and travel-related expenses as a result of the COVID-19 pandemic, as well as lower legal reserves. Partially offsetting these decreases were increases in costs to support our growth.

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

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2020	2019	% change	2020	2019	% change
Revenues:
Brokerage revenues:
Fixed income	$125	$73	71%	$296	$201	47%
Equity	41	31	32%	115	105	10%
Total brokerage revenues	166	104	60%	411	306	34%
Investment banking:
Merger & acquisition and advisory	60	80	(25)%	192	286	(33)%
Equity underwriting	35	27	30%	117	72	63%
Debt underwriting	37	22	68%	90	56	61%
Total investment banking	132	129	2%	399	414	(4)%
Interest income	4	10	(60)%	22	29	(24)%
Tax credit fund revenues	20	16	25%	50	49	2%
All other	3	2	50%	13	9	44%
Total revenues	325	261	25%	895	807	11%
Interest expense	(2)	(10)	(80)%	(14)	(26)	(46)%
Net revenues	323	251	29%	881	781	13%
Non-interest expenses:
Compensation, commissions and benefits	195	160	22%	545	486	12%
Non-compensation expenses:
Communications and information processing	19	18	6%	58	56	4%
Occupancy and equipment	9	8	13%	27	26	4%
Business development	7	12	(42)%	38	37	3%
Professional fees	12	11	9%	35	31	13%
Acquisition and disposition-related expenses	—	—	—	—	15	(100)%
All other	19	18	6%	59	53	11%
Total non-compensation expenses	66	67	(1)%	217	218	—
Total non-interest expenses	261	227	15%	762	704	8%
Pre-tax income	$62	$24	158%	$119	$77	55%

Quarter ended June 30, 2020 compared with the quarter ended June 30, 2019

Net revenues of $323 million increased $72 million, or 29%, and pre-tax income of $62 million increased $38 million, or 158%.

Brokerage revenues increased $62 million, or 60%, due to an increase in fixed income and, to a lesser extent, equity brokerage revenues. The increase in brokerage revenues reflected an increase in client activity during the current-year quarter. Our trading inventory levels remain relatively low due to our risk mitigation efforts.

Investment banking revenues increased $3 million, or 2%, due to an increase in both debt and equity underwriting revenues, as a result of increased market activity, particularly for debt underwritings. Offsetting the increase in underwriting revenues was a decline in the number of merger & acquisition transactions compared with the prior-year quarter due to market uncertainty as a result of the COVID-19 pandemic. Merger & acquisition and underwriting activity may be negatively impacted in future quarters if market uncertainty continues.

Compensation-related expenses increased $35 million, or 22%, primarily due to the increase in revenues.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Non-compensation expenses decreased $1 million, or 1%, as lower business development costs as a result of less travel and conference-related expenses due to the COVID-19 pandemic were partially offset by smaller increases across various expense categories.

Nine months ended June 30, 2020 compared with the nine months ended June 30, 2019

Net revenues of $881 million increased $100 million, or 13%, and pre-tax income of $119 million increased $42 million, or 55%.

Brokerage revenues increased $105 million, or 34%, due to a significant increase in fixed income brokerage revenues, as well as an increase in equity brokerage revenues. The increase in fixed income brokerage revenues was primarily due to an increase in client activity during the current-year period, particularly toward the end of our fiscal second quarter and into our fiscal third quarter. Equity brokerage revenues were challenged earlier in the year, but increased during our fiscal second and third quarters due to strong client activity driven by market volatility as a result of the COVID-19 pandemic.

Investment banking revenues decreased $15 million, or 4%, due to a significant decline in merger & acquisition activity compared with a strong period-year period. This activity was negatively impacted by the uncertainty caused by COVID-19 during the current-year period. Offsetting the decrease was an increase in both equity and debt underwriting net revenues, with an increase in the number of deals, as well as larger individual transactions.

Compensation-related expenses increased $59 million, or 12%, primarily due to the increase in revenues.

Non-compensation expenses were unchanged compared with the prior-year period, as increases in professional fees and other expenses were offset by a loss in the prior-year period of $15 million associated with the sale of our operations related to research, sales and trading of European equities.

RESULTS OF OPERATIONS – ASSET MANAGEMENT

For an overview of our Asset Management segment operations as well as a description of the key factors impacting our Asset Management results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Form 10-K.

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2020	2019	% change	2020	2019	% change
Revenues:
Asset management and related administrative fees:
Managed programs	$109	$120	(9)%	$358	$346	3%
Administration and other	48	45	7%	152	129	18%
Total asset management and related administrative fees	157	165	(5)%	510	475	7%
Account and service fees	3	8	(63)%	12	27	(56)%
All other	3	4	(25)%	9	11	(18)%
Net revenues	163	177	(8)%	531	513	4%
Non-interest expenses:
Compensation, commissions and benefits	44	47	(6)%	134	135	(1)%
Non-compensation expenses:
Communications and information processing	10	12	(17)%	33	33	—
Investment sub-advisory fees	23	23	—	74	68	9%
All other	26	30	(13)%	84	93	(10)%
Total non-compensation expenses	59	65	(9)%	191	194	(2)%
Total non-interest expenses	103	112	(8)%	325	329	(1)%
Pre-tax income	$60	$65	(8)%	$206	$184	12%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Selected key metrics

Managed programs

Management fees recorded in our Asset Management segment are generally calculated as a percentage of the value of our fee-billable financial assets under management (“AUM”). These AUM include the portion of fee-based AUA in our PCG segment that is invested in programs overseen by our Asset Management segment (included in the “AMS” line of the following table), as well as retail accounts managed on behalf of third-party institutions, institutional accounts and proprietary mutual funds that we manage (collectively included in the “Carillon Tower Advisers” line of the following table).

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

Fees are generally collected quarterly. Approximately 60% of these fees are based on balances as of the beginning of the quarter, approximately 15% are based on balances as of the end of the quarter, and approximately 25% are based on average daily balances throughout the quarter.

Financial assets under management

$ in millions	June 30, 2020	March 31, 2020	September 30, 2019	June 30, 2019	March 31, 2019	September 30, 2018
AMS (1)	$96,048	$83,971	$91,802	$89,106	$84,906	$83,289
Carillon Tower Advisers	57,457	51,674	58,521	60,737	59,852	63,330
Subtotal financial assets under management	153,505	135,645	150,323	149,843	144,758	146,619
Less: Assets managed for affiliated entities	(8,094)	(7,456)	(7,221)	(6,712)	(6,220)	(5,702)
Total financial assets under management	$145,411	$128,189	$143,102	$143,131	$138,538	$140,917

(1)Represents the portion of our PCG segment fee-based AUA (as disclosed in “Assets in fee-based accounts” in the “Selected key metrics - PCG client asset balances” section of our “Management’s Discussion and Analysis - Results of Operations - Private Client Group”) that is invested in managed programs overseen by the Asset Management segment.

Activity (including activity in assets managed for affiliated entities)

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2020	2019	2020	2019
Financial assets under management at beginning of period	$135,645	$144,758	$150,323	$146,619
Carillon Tower Advisers - net outflows	(1,968)	(910)	(4,356)	(3,584)
AMS - net inflows	1,534	1,751	4,806	4,138
Net market appreciation/(depreciation) in asset values	18,294	4,244	2,732	2,670
Financial assets under management at end of period	$153,505	$149,843	$153,505	$149,843

AMS division of RJ&A

See “Management’s Discussion and Analysis - Results of Operations - Private Client Group” for further information about our retail client assets, including those fee-based assets invested in programs managed by AMS.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Carillon Tower Advisers

Assets managed by Carillon Tower Advisers include assets managed by its subsidiaries and affiliates: Eagle Asset Management, ClariVest Asset Management, Cougar Global Investments and the Scout Group. The following table presents Carillon Tower Advisers’ AUM by objective, excluding assets for which it does not exercise discretion, as well as the approximate average client fee rate earned on such assets for the periods presented.

$ in millions	June 30, 2020	Average fee rate for the three months ended June 30, 2020
Equity	$25,431	0.54%
Fixed income	27,066	0.18%
Balanced	4,960	0.37%
Total financial assets under management	$57,457	0.35%

Non-discretionary asset-based programs

$ in millions	June 30, 2020	March 31, 2020	September 30, 2019	June 30, 2019	March 31, 2019	September 30, 2018
Total assets	$253,686	$217,284	$229,735	$220,128	$206,953	$200,140

The preceding table includes assets held in certain non-discretionary asset-based programs for which the Asset Management segment does not exercise discretion but provides administrative support (including for affiliated entities). The increase in assets over the prior-year level was primarily due to clients moving to fee-based accounts from transaction-based accounts, successful financial advisor recruiting and retention, and equity market appreciation. The increase in assets during our fiscal third quarter was primarily due to the recovery of equity markets from the decline in the fiscal second quarter caused by the COVID-19 pandemic. As administrative fees associated with these programs are predominantly based on balances at the beginning of the quarter, the 17% increase in assets during the fiscal third quarter will positively impact our fiscal fourth quarter revenues.

RJ Trust

$ in billions	June 30, 2020	March 31, 2020	September 30, 2019	June 30, 2019	March 31, 2019	September 30, 2018
Total assets	$7.1	$6.4	$6.6	$6.4	$6.2	$6.1

The preceding table includes assets held in asset-based programs in RJ Trust (including those managed for affiliated entities).

Quarter ended June 30, 2020 compared with the quarter ended June 30, 2019

Net revenues of $163 million decreased $14 million, or 8%, and pre-tax income of $60 million decreased $5 million, or 8%.

Asset management and related administrative fee revenues decreased $8 million, or 5%, primarily due to lower average financial assets under management at Carillon Tower Advisers, largely as a result of net outflows since the prior-year quarter, as well as the significant equity market decline in March 2020, which has since largely rebounded. Although AMS financial assets under management were higher than at the end of the prior-year quarter, revenues decreased as assets in these programs are billed based on balances as of the beginning of the quarter, which reflected the significant equity market decline in our fiscal second quarter due to the COVID-19 pandemic. The increase in these assets as of June 30, 2020, primarily due to the market recovery in our fiscal third quarter, will positively affect our fiscal fourth quarter results.

Account and service fees declined $5 million, or 63%, primarily due to a decline in servicing fees related to the money market sweep program, which was discontinued in June 2019. A significant portion of these revenues were offset by fees paid to PCG related to the money market sweep program, which were reflected in Other expenses and eliminated in consolidation.

Compensation expenses decreased $3 million, or 6%, and non-compensation expenses decreased $6 million, or 9%. The decrease in non-compensation expenses was primarily due to a decline in travel-related expenses in response to the COVID-19 pandemic and a decline in fees paid to PCG related to the aforementioned discontinuance of the money market sweep program.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Nine months ended June 30, 2020 compared with the nine months ended June 30, 2019

Net revenues of $531 million increased $18 million, or 4%, and pre-tax income of $206 million increased $22 million, or 12%.

Asset management and related administrative fees increased $35 million, or 7%, driven by higher assets in non-discretionary asset-based programs at the beginning of each of the current-year quarterly billing periods compared with the prior-year period, as well as higher average financial assets under management during the current-year period.

Account and service fees declined $15 million, or 56%, primarily due to a decline in servicing fees related to the money market sweep program, which was discontinued in June 2019.

Non-compensation expenses decreased $3 million, or 2%, primarily due to the aforementioned decline in fees paid to PCG associated with the money market sweep program, which was discontinued in June 2019, and lower travel-related expenses due to the COVID-19 pandemic, partially offset by an increase in investment sub-advisory fees resulting from an increase in assets under management in sub-advised programs.

RESULTS OF OPERATIONS – RJ BANK

For an overview of our RJ Bank segment operations, as well as a description of the key factors impacting our RJ Bank results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Form 10-K.

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2020	2019	% change	2020	2019	% change
Revenues:
Interest income	$181	$246	(26)%	$635	$732	(13)%
Interest expense	(12)	(38)	(68)%	(51)	(122)	(58)%
Net interest income	169	208	(19)%	584	610	(4)%
All other	9	7	29%	20	20	—
Net revenues	178	215	(17)%	604	630	(4)%
Non-interest expenses:
Compensation and benefits	13	13	—	38	36	6%
Non-compensation expenses:
Loan loss provision/(benefit)	81	(5)	NM	188	16	1,075%
RJBDP fees to PCG	43	44	(2)%	138	127	9%
All other	27	25	8%	77	67	15%
Total non-compensation expenses	151	64	136%	403	210	92%
Total non-interest expenses	164	77	113%	441	246	79%
Pre-tax income	$14	$138	(90)%	$163	$384	(58)%

Quarter ended June 30, 2020 compared with the quarter ended June 30, 2019

Net revenues of $178 million decreased $37 million, or 17%, and pre-tax income of $14 million decreased $124 million, or 90%.

Net interest income decreased $39 million, or 19%, as the negative impact from lower short-term rates offset the higher interest-earning assets. The increase in average interest-earning assets was driven by growth in average cash balances of $1.99 billion, average available-for-sale securities portfolio of $1.54 billion, and average loans of $1.38 billion. The net interest margin decreased to 2.29% from 3.37% due to the significant decline in short-term interest rates and the corresponding decline in LIBOR, the rate on which the pricing for most of RJ Bank’s assets is based. Based on current LIBOR rates, we expect our net interest margin to further decline to 2.1% - 2.2% over the next two quarters.

The loan loss provision was $81 million compared to a $5 million benefit in the prior-year quarter. The increase in the provision in the current-year quarter was in response to continued deterioration of macroeconomic conditions caused by the COVID-19 pandemic and included write-downs on certain corporate loans sold during the quarter. Continued deterioration of macroeconomic conditions will likely require us to increase our allowance for loan losses in the future or to experience loan losses in excess of

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

current reserves. Additional sales of certain corporate loans are also expected in the fiscal fourth quarter to further reduce credit risk in certain sectors.

Compensation expenses were flat compared with the prior-year quarter, while non-compensation expenses (excluding the provision for loan losses) increased $1 million.

The following table presents average balances, interest income and expense, the related yields and rates, and interest spreads and margins for RJ Bank.

	Three months ended June 30,
	2020			2019
$ in millions	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
Interest-earning assets:
Cash	$2,990	$—	0.11%	$998	$5	2.36%
Available-for-sale securities	4,437	23	2.01%	2,901	18	2.41%
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	7,994	59	2.93%	8,278	98	4.68%
CRE construction loans	212	2	3.60%	248	4	5.45%
CRE loans	3,773	25	2.66%	3,359	39	4.53%
Tax-exempt loans	1,272	9	3.34%	1,291	9	3.35%
Residential mortgage loans	4,983	37	2.97%	4,127	34	3.32%
SBL and other	3,576	24	2.59%	3,125	36	4.64%
Loans held for sale	111	1	3.22%	118	1	4.78%
Total bank loans, net	21,921	157	2.87%	20,546	221	4.30%
FHLB stock, FRB stock and other	217	1	1.50%	168	2	4.42%
Total interest-earning assets	29,565	$181	2.45%	24,613	$246	4.00%
Non-interest-earning assets:
Unrealized gain/(loss) on available-for-sale securities	116			(6)
Allowance for loan losses	(319)			(218)
Other assets	407			390
Total non-interest-earning assets	204			166
Total assets	$29,769			$24,779
Interest-bearing liabilities:
Bank deposits:
Savings, money market and NOW accounts	$25,241	$2	0.02%	$20,989	$30	0.59%
Certificates of deposit	1,104	5	2.00%	561	4	2.33%
FHLB advances and other	888	5	2.23%	895	4	2.08%
Total interest-bearing liabilities	27,233	$12	0.17%	22,445	$38	0.69%
Non-interest-bearing liabilities	253			156
Total liabilities	27,486			22,601
Total shareholder’s equity	2,283			2,178
Total liabilities and shareholder’s equity	$29,769			$24,779
Excess of interest-earning assets over interest-bearing liabilities/net interest income	$2,332	$169		$2,168	$208
Bank net interest:
Spread			2.28%			3.31%
Margin (net yield on interest-earning banking assets)			2.29%			3.37%
Ratio of interest-earning assets to interest-bearing liabilities			108.56%			109.66%

Nonaccrual loans are included in the average loan balances in the preceding table. Any payments received for corporate nonaccrual loans are applied entirely to principal. Interest income on residential mortgage nonaccrual loans is recognized on a cash basis.

Fee income on bank loans included in interest income for the three months ended June 30, 2020 and 2019 was $1 million and $3 million, respectively.

The yield on tax-exempt loans in the preceding table is presented on a tax-equivalent basis utilizing the applicable federal statutory tax rates for each of the three months ended June 30, 2020 and 2019.

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

	Three months ended June 30,
	2020 compared to 2019
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest income:
Interest-earning assets:
Cash	$12	$(17)	$(5)
Available-for-sale securities	10	(5)	5
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	(3)	(36)	(39)
CRE construction loans	(1)	(1)	(2)
CRE loans	5	(19)	(14)
Residential mortgage loans	8	(5)	3
SBL and other	5	(17)	(12)
Total bank loans, net	14	(78)	(64)
FHLB stock, FRB stock, and other	1	(2)	(1)
Total interest-earning assets	37	(102)	(65)
Interest expense:
Interest-bearing liabilities:
Bank deposits:
Savings, money market, and NOW accounts	6	(34)	(28)
Certificates of deposit	1	—	1
FHLB advances and other	—	1	1
Total interest-bearing liabilities	7	(33)	(26)
Change in net interest income	$30	$(69)	$(39)

Nine months ended June 30, 2020 compared with the nine months ended June 30, 2019

Net revenues of $604 million decreased $26 million, or 4%, and pre-tax income of $163 million decreased $221 million, or 58%.

Net interest income decreased $26 million, or 4%, as the negative impact from lower short-term interest rates more than offset higher interest-earning assets. The increase in average interest-earning assets was primarily driven by growth in average loans of $1.38 billion, average cash balances of $847 million, and an $823 million increase in our average available-for-sale securities portfolio. The net interest margin for the current-year period decreased to 2.82% from 3.32% for the prior-year period.

The loan loss provision was $188 million, compared to $16 million in the prior-year period. The increase in the provision in the current-year period was primarily attributable to the economic impacts of the COVID-19 pandemic during the current-year period as well as the aforementioned corporate loan sales.

Compensation and benefits expenses increased $2 million due to annual raises and increased staffing levels to support our continued growth.

Non-compensation expenses (excluding the provision for loan losses) increased $21 million, including an $11 million, or 9%, increase in fees for RJBDP paid to PCG, primarily driven by an increase in the number of accounts. These fees are eliminated in consolidation.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following table presents average balances, interest income and expense, the related yields and rates, and interest spreads and margins for RJ Bank.

	Nine months ended June 30,
	2020			2019
$ in millions	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
Interest-earning assets:
Cash	$2,078	$10	0.66%	$1,231	$21	2.33%
Available-for-sale securities	3,654	60	2.18%	2,831	51	2.39%
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	8,039	226	3.69%	8,065	286	4.67%
CRE construction loans	209	7	4.36%	205	9	5.58%
CRE loans	3,706	98	3.49%	3,433	120	4.60%
Tax-exempt loans	1,236	25	3.35%	1,285	26	3.34%
Residential mortgage loans	4,823	112	3.09%	3,999	100	3.32%
SBL and other	3,460	89	3.37%	3,098	109	4.64%
Loans held for sale	138	4	3.77%	149	5	4.87%
Total bank loans, net	21,611	561	3.46%	20,234	655	4.32%
FHLB stock, FRB stock and other	220	4	2.33%	163	5	4.27%
Total interest-earning assets	27,563	$635	3.07%	24,459	$732	3.99%
Non-interest-earning assets:
Unrealized gain/(loss) on available-for-sale securities	66			(37)
Allowance for loan losses	(251)			(214)
Other assets	388			404
Total non-interest-earning assets	203			153
Total assets	$27,766			$24,612
Interest-bearing liabilities:
Bank deposits:
Savings, money market and NOW accounts	$23,364	$21	0.12%	$20,861	$99	0.64%
Certificates of deposit	993	15	2.06%	527	9	2.20%
FHLB advances and other	889	15	2.23%	919	14	2.13%
Total interest-bearing liabilities	25,246	$51	0.27%	22,307	$122	0.73%
Non-interest-bearing liabilities	225			191
Total liabilities	25,471			22,498
Total shareholder’s equity	2,295			2,114
Total liabilities and shareholder’s equity	$27,766			$24,612
Excess of interest-earning assets over interest-bearing liabilities/net interest income	$2,317	$584		$2,152	$610
Bank net interest:
Spread			2.80%			3.26%
Margin (net yield on interest-earning banking assets)			2.82%			3.32%
Ratio of interest-earning assets to interest-bearing liabilities			109.18%			109.65%

Nonaccrual loans are included in the average loan balances in the preceding table. Any payments received for corporate nonaccrual loans are applied entirely to principal. Interest income on residential mortgage nonaccrual loans is recognized on a cash basis.

Fee income on bank loans included in interest income for the nine months ended June 30, 2020 and 2019 was $10 million and $14 million, respectively.

The yield on tax-exempt loans in the preceding table is presented on a taxable-equivalent basis utilizing the applicable federal statutory tax rates for each of the nine months ended June 30, 2020 and 2019.

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

	Nine months ended June 30,
	2020 compared to 2019
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest income:
Interest-earning assets:
Cash	$15	$(26)	$(11)
Available-for-sale securities	15	(6)	9
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	(1)	(59)	(60)
CRE construction loans	—	(2)	(2)
CRE loans	10	(32)	(22)
Tax-exempt loans	(1)	—	(1)
Residential mortgage loans	20	(8)	12
SBL and other	13	(33)	(20)
Loans held for sale	—	(1)	(1)
Total bank loans, net	41	(135)	(94)
FHLB stock, FRB stock, and other	1	(2)	(1)
Total interest-earning assets	72	(169)	(97)
Interest expense:
Interest-bearing liabilities:
Bank deposits:
Savings, money market, and NOW accounts	12	(90)	(78)
Certificates of deposit	7	(1)	6
FHLB advances and other	(2)	3	1
Total interest-bearing liabilities	17	(88)	(71)
Change in net interest income	$55	$(81)	$(26)

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

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2020	2019	% change	2020	2019	% change
Revenues:
Interest income	$3	$12	(75)%	$27	$42	(36)%
Gains/(losses) on private equity investments	1	2	(50)%	(40)	8	NM
All other	2	1	100%	4	5	(20)%
Total revenues	6	15	(60)%	(9)	55	NM
Interest expense	(26)	(19)	37%	(63)	(57)	11%
Net revenues	(20)	(4)	(400)%	(72)	(2)	(3,500)%
Total non-interest expenses	9	21	(57)%	34	58	(41)%
Pre-tax loss	$(29)	$(25)	(16)%	$(106)	$(60)	(77)%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Quarter ended June 30, 2020 compared with the quarter ended June 30, 2019

The pre-tax loss of $29 million was $4 million larger than the loss generated in the prior-year quarter.

Net revenues for the current quarter decreased $16 million due to a $9 million decrease in interest income earned on corporate cash balances due to lower short-term interest rates, which more than offset the increase in average balances, as well as a $7 million increase in interest expense due to the issuance of $500 million of senior notes in March 2020.

Non-interest expenses decreased $12 million, or 57%, primarily due to a decrease in compensation expenses due to lower earnings.

Nine months ended June 30, 2020 compared with the nine months ended June 30, 2019

The pre-tax loss of $106 million was $46 million larger than the loss generated in the prior-year period.

Net revenues decreased $70 million from a loss of $2 million in the prior-year period to a loss of $72 million, primarily due to $40 million of private equity valuation losses, compared with gains of $8 million in the prior-year period. In the current-year period, $23 million of the losses on private equity investments were attributable to noncontrolling interests, which are reflected as an offset within other expenses. These valuation losses were primarily the result of the negative impact of the COVID-19 pandemic on certain of our investments. Interest income earned on corporate cash balances also decreased due to lower short-term interest rates, partially offset by the impact of higher average balances, and interest expense increased as a result of the aforementioned issuance of $500 million of senior notes.

Non-interest expenses decreased $24 million, or 41%, primarily due to the aforementioned $23 million offset of private equity valuation losses attributable to noncontrolling interests.

CERTAIN STATISTICAL DISCLOSURES BY BANK HOLDING COMPANIES

We are required to provide certain statistical disclosures as a bank holding company under the SEC’s Industry Guide 3.  The following table provides certain of those disclosures.

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Return on assets	1.5%	2.7%	1.9%	2.7%
Return on equity	10.0%	16.1%	11.9%	16.2%
Average equity to average assets	14.6%	16.7%	15.7%	16.6%
Dividend payout ratio	30.1%	18.9%	25.6%	19.2%

Return on assets is computed by dividing annualized net income for the period indicated by average assets for each respective period. Average assets for the quarter is computed by adding total assets as of the date indicated to the prior quarter-end total, and dividing by two. Average assets for the year-to-date period is computed by adding total assets as of each quarter-end date during the year-to-date period to the beginning of the year total, and dividing by four.

Return on equity is computed by dividing annualized net income for the period indicated by average equity for each respective period. Average equity for the quarter is computed by adding total equity attributable to RJF as of the date indicated to the prior quarter-end total, and dividing by two. Average equity for the year-to-date period is computed by adding total equity attributable to RJF as of each quarter-end date during the year-to-date period to the beginning of the year total, and dividing by four.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

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

Cash and cash equivalents increased $1.68 billion to $5.63 billion during the nine months ended June 30, 2020, primarily due to $3.26 billion of cash provided by financing activities and $2.66 billion of cash provided by operating activities, offset by cash used in investing activities of $3.02 billion and an increase in the amount of cash required to be segregated pursuant to regulations of $1.19 billion. Cash provided by financing activities primarily related to an increase in bank deposits, as client cash balances increased due to the impact of the COVID-19 pandemic, and proceeds from our senior notes issuance in March 2020, partially offset by our open-market share repurchases and dividends on our common stock. Cash used in investing activities primarily related to a net increase in our available-for-sale securities portfolio due to our growth strategy for this portfolio, and a net increase in bank loans.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and available from committed and uncommitted financing facilities provide adequate funds for continuing operations at current levels of activity.

Sources of liquidity

Over $2.1 billion of our total June 30, 2020 cash and cash equivalents included cash on hand at the parent, as well as parent cash loaned to RJ&A. The following table presents our holdings of cash and cash equivalents.

$ in millions	June 30, 2020
RJF	$479
RJ&A	2,603
RJ Bank	1,519
RJ Ltd.	662
RJFS	123
Carillon Tower Advisers	69
Other subsidiaries	177
Total cash and cash equivalents	$5,632
RJF maintained depository accounts at RJ Bank with a balance of $185 million as of June 30, 2020. The portion of this total that was available on demand without restrictions, which amounted to $108 million as of June 30, 2020, is reflected in the RJF total (and is excluded from the RJ Bank cash balance in the preceding table).

RJF had loaned $1.66 billion to RJ&A as of June 30, 2020 (such amount is included in the RJ&A cash balance in the preceding table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

In addition to the cash balances described, we have various other potential sources of cash available to the parent from subsidiaries, as described in the following section.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Liquidity available from subsidiaries

Liquidity is principally available to RJF, the parent company, from RJ&A and RJ Bank.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934. As a member firm of FINRA, RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client transactions. In addition, covenants in RJ&A’s committed financing facilities require its net capital to be a minimum of 10% of aggregate debit items.  At June 30, 2020, RJ&A significantly exceeded the minimum regulatory requirements, the covenants in its financing arrangements pertaining to net capital, as well as its internally-targeted net capital tolerances.  FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements.

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

RJ Bank may pay dividends to RJF without prior approval of its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted regulatory capital ratios. At June 30, 2020, RJ Bank had $274 million of capital in excess of the amount it would need at that date to maintain its targeted regulatory capital ratios, and could pay a dividend of such amount without requiring prior approval of its regulator.

Although we have liquidity available to us from our other subsidiaries, the available amounts are not as significant as those previously described and, in certain instances, may be subject to regulatory requirements.

Borrowings and financing arrangements

Committed financing arrangements

Our ability to borrow is dependent upon compliance with the conditions in our various loan agreements and, in the case of secured borrowings, collateral eligibility requirements. Our committed financing arrangements consist of a tri-party repurchase agreement or, in the case of the Credit Facility, an unsecured line of credit. The required market value of the collateral associated with the committed secured facility ranges from 105% to 125% of the amount financed.

The following table presents our committed financing arrangements with third-party lenders, which we generally utilize to finance a portion of our fixed income trading instruments, and the outstanding balances related thereto.

	June 30, 2020
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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Uncommitted financing arrangements

Our uncommitted financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit. Our arrangements with third-party lenders are generally utilized to finance a portion of our fixed income securities or for cash management purposes. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed. As of June 30, 2020, we had outstanding borrowings under two uncommitted secured borrowing arrangements with lenders out of a total of 11 uncommitted financing arrangements (seven uncommitted secured and four uncommitted unsecured). However, lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

The following table presents our borrowings on uncommitted financing arrangements, all of which were in RJ&A.

$ in millions	June 30, 2020
Outstanding borrowing amount:
Uncommitted secured	$228
Uncommitted unsecured	—
Total outstanding borrowing amount	$228

Other financings

RJ Bank had $875 million in FHLB borrowings outstanding at June 30, 2020, comprised of floating-rate advances totaling $850 million and a $25 million fixed-rate advance, all of which were secured by a blanket lien on RJ Bank’s residential mortgage loan portfolio (see Note 12 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding these borrowings). RJ Bank had an additional $2.96 billion in immediate credit available from the FHLB as of June 30, 2020 and, with the pledge of additional eligible collateral to the FHLB, total available credit of 30% of total assets.

RJ Bank is eligible to participate in the FRB’s discount-window program; however, we do not view borrowings from the FRB as a primary source of funding.  The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the FRB, and is secured by pledged C&I loans.

We act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one broker-dealer and then lend them to another.  Where permitted, we have also loaned, to broker-dealers and other financial institutions, securities owned by clients or the firm.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balances related to the securities loaned included in “Securities loaned” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q, in the amount of $88 million as of June 30, 2020. See Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more information on our securities borrowed and securities loaned.

From time to time we enter into repurchase agreements and reverse repurchase agreements.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balances of the repurchase agreements included in “Securities sold under agreements to repurchase” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q, in the amount of $228 million as of June 30, 2020. These balances are reflected in the preceding table of uncommitted financing arrangements. Such financings are generally collateralized by non-customer, RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The average daily balance outstanding during the five most recent quarters, the maximum month-end balance outstanding during the quarter and the period-end balances for repurchase agreements and reverse repurchase agreements are detailed in the following table.

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in millions)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
June 30, 2020	$222	$278	$228	$168	$193	$193
March 31, 2020	$218	$238	$215	$283	$388	$130
December 31, 2019	$184	$200	$200	$355	$351	$326
September 30, 2019	$170	$158	$150	$334	$343	$343
June 30, 2019	$211	$212	$165	$442	$479	$411

At June 30, 2020, in addition to the financing arrangements previously described, we had $15 million outstanding on a mortgage loan for our St. Petersburg, Florida home-office complex that is included in “Other borrowings” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q.

At June 30, 2020, we had aggregate outstanding senior notes payable of $2.04 billion. Our senior notes payable, exclusive of any unaccreted premiums or discounts and debt issuance costs, was comprised of $250 million par 5.625% senior notes due 2024, $500 million par 3.625% senior notes due 2026, $500 million par 4.65% senior notes due 2030, which were issued during our fiscal second quarter of 2020, and $800 million par 4.95% senior notes due 2046. See Note 13 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

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

Other sources and uses of liquidity

We have company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Certain of our non-qualified deferred compensation plans and other employee benefit plans are employee-directed while others are company-directed. Certain policies which we could readily borrow against had a cash surrender value of $610 million as of June 30, 2020, comprised of $363 million related to employee-directed plans and $247 million related to company-directed plans, and we were able to borrow up to 90%, or $549 million, of the June 30, 2020 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

take market risk related to the employee-directed plans. There were no borrowings outstanding against any of these policies as of June 30, 2020.

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

Total assets of $44.68 billion as of June 30, 2020 were $5.85 billion, or 15%, greater than our total assets as of September 30, 2019. The increase in assets was primarily due to a $2.87 billion increase in cash and cash and cash equivalents, including cash and cash equivalents segregated pursuant to regulations, primarily due to a significant increase in client cash balances due to the market volatility as a result of the COVID-19 pandemic, as well as proceeds from our $500 million senior notes issuance in March 2020. In addition, available-for-sale securities increased $2.54 billion, other assets increased $552 million, primarily due to ROU assets recorded as a result of the adoption of new guidance related to the accounting for leases, and bank loans, net increased $332 million. Offsetting these increases, trading instruments and brokerage client receivables, net decreased $347 million and $325 million, respectively.

As of June 30, 2020, our total liabilities of $37.67 billion were $5.48 billion, or 17%, greater than our total liabilities as of September 30, 2019. The increase in total liabilities was primarily related to the significant increase in client cash balances and was comprised of a $3.09 billion increase in bank deposits, reflecting higher RJBDP balances held at RJ Bank and certificate of deposit issuances during the period, and a $1.59 billion increase in brokerage client payables, primarily due to an increase in client cash held in our CIP as of June 30, 2020. In addition, other payables increased $725 million, primarily due to operating lease liabilities recorded as a result of the adoption of new guidance related to the accounting for leases and an increase in payables resulting from unsettled securities purchases. In addition, senior notes payable increased $494 million due to the issuance of $500 million of 4.65% senior notes due April 2030.

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

Other than the item previously described, there were no other changes to the contractual obligations presented in our 2019 Form 10-K, other than in the ordinary course of business. See Note 15 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding our commitments as of June 30, 2020.

REGULATORY

Refer to the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in “Item 1 - Business - Regulation” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory” of our 2019 Form 10-K.

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of June 30, 2020, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF and RJ Bank were categorized as “well-capitalized” as of June 30, 2020. The maintenance of certain risk-based and other regulatory capital levels could influence various capital allocation decisions impacting one or more of our businesses.  However, due to the current

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities.

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

The CARES Act also provides certain temporary regulatory relief for financial institutions, including RJF and its subsidiaries. The act permits financial institutions to temporarily suspend any determination of a loan modified as a result of the effects of COVID-19 as being a TDR, including impairment for accounting purposes. We elected to apply the CARES Act relief to certain loan modifications that relate to short-term payment deferrals and have not classified such modifications as TDRs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” for further information on the impact of such loan modifications. The act also permits financial institutions to temporarily delay the implementation of CECL for estimating allowances for credit losses. Given our later adoption date of October 1, 2020, we do not anticipate delaying our adoption. In addition, the Federal Reserve, the FDIC and the OCC issued a joint statement providing banking organizations optional temporary relief by delaying the initial adoption impact of CECL on regulatory capital for two years, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during 2020 and 2021 (i.e., a five-year transition period). As we do not adopt CECL until October 1, 2020, we are currently evaluating whether we intend to avail ourselves of such relief.

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

The CARES Act further provides a number of consumer finance protections. The act provides a range of forbearance rights with respect to any federally backed residential or multi-family mortgage loan and generally limits the ability of a lender or servicer to institute foreclosure or similar proceedings. The act additionally imposes a moratorium on evictions from dwellings of many tenants. These provisions are consistent with supervisory guidance previously issued by federal banking agencies, which also stated that they would not criticize financial institutions for working with customers affected by the outbreak in a safe and sound manner. We have modified our processes to ensure full compliance and are working as appropriate to support affected businesses and individuals during this time.

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

Many state and local authorities have also taken, or are considering taking, legislative, executive, or other action to respond to the economic disruptions caused by the spread of COVID-19, including with respect to foreclosure and repossession moratoriums.

The Company’s legislative and regulatory environment is continually changing in response to the outbreak of COVID-19, and new or modified laws, regulations and guidance may be promulgated at very short notice.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The Volcker Rule

In June 2020, the Fed, Commodity Futures Trading Commission, FDIC, Office of the Comptroller of the Currency (“OCC”) and the SEC finalized amendments to the rules implementing the Volcker Rule. The final rule includes new exclusions from the Volcker Rule’s general prohibition on banking entities investing in and sponsoring private equity funds, hedge funds, and certain other investment vehicles (collectively, “covered funds”) for credit funds, venture capital funds, family wealth management vehicles, and customer facilitation vehicles. The final rule also revises existing exclusions for foreign public funds, loan securitizations, and public welfare and small business funds. In addition, the final rule modifies the “Super 23” provisions of the Volcker Rule, which prohibit banking entities from extending credit to and entering into certain transactions with advised or sponsored covered funds, by exempting certain short-term extensions of credit, among several other previously prohibited transactions.

Many of the amendments contained in the final rule address aspects of the existing regulations that have, since their adoption in 2013, proven in practice to be complex and burdensome or to have unintended consequences. The final rule is intended to clarify and simplify compliance with the implementing regulations and permit additional fund activities that do not present the risks that the Volcker Rule was intended to address.

The final rule will become effective on October 1, 2020 for all banking entities subject to the Volcker Rule, including RJF and its subsidiaries.

Community Reinvestment Act regulations

The OCC issued a final rule comprehensively amending the Community Reinvestment Act (“CRA”) regulations applicable to RJ Bank and other OCC-regulated banks in May 2020. At the core of the OCC’s final rule is a set of new general performance standards that establish more quantitative measures of CRA performance than the tests set forth in existing CRA regulations.

While RJ Bank will be required to comply with the final rule by January 2023, the OCC has deferred to a future rulemaking process the important decision of how key thresholds and benchmarks used in the rule will be applied to determine the level of performance necessary to achieve a particular performance rating. As a result, the final rule creates some uncertainty for RJ Bank and other OCC-regulated banks in planning their CRA activities until that decision in made.

Neither the FDIC nor the Fed joined the OCC in issuing the final rule. State-chartered banks will therefore continue to operate under the FDIC’s and Fed’s existing CRA regulations rather than the final rule. In June 2020, certain organizations filed suit against the OCC asking a court to issue an order setting the rule aside, while in the same month, the U.S. House of Representatives passed a Congressional Review Act resolution of disapproval in an attempt to nullify the rule. These developments create further uncertainty for RJ Bank and others in planning their CRA activities.

Fiduciary duty

In June 2019, the SEC adopted a package of rulemakings and interpretations related to the provision of advice by broker-dealers and investment advisers, including Regulation Best Interest and Form CRS. Among other things, Regulation Best Interest requires a broker-dealer to act in the best interest of a retail customer when making a recommendation to that customer of any securities transaction or investment strategy involving securities. Form CRS requires that broker-dealers and investment advisers provide retail investors with a brief summary document containing simple, easy-to-understand information about the nature of the relationship between the parties. As of June 30, 2020, we are now required to comply with Regulation Best Interest and Form CRS. Implementation of the regulations required us to review and modify our policies and procedures, as well as associated supervisory and compliance controls, satisfy additional disclosure obligations, and provide related education and training to financial advisors, which has led to additional costs. Additionally, various states have proposed, or adopted, laws and regulations seeking to impose new standards of conduct on broker-dealers that may differ from the SEC’s new regulations, which will lead to additional implementation costs. The Department of Labor (“DOL”) has also reinstated the historical “five-part test” for determining who is an investment advice “fiduciary” when dealing with certain retirement plans and accounts and proposed a new exemption to allow investment advice fiduciaries to receive transaction-based compensation and engage in certain principal trades. We are studying and evaluating the proposal. The total impact of the DOL change on our business will not be fully known until the proposal is finalized and could lead to additional costs.

See Note 20 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information on regulatory capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

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

Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements. Therefore, understanding these critical accounting estimates is important in understanding our reported results of operations and financial position. We believe that of our accounting estimates and assumptions, those described in the following sections involve a high degree of judgment and complexity. Recent market disruptions as a result of the COVID-19 pandemic have made it more challenging for us to determine the amount of our allowance for loan losses and the fair value of certain of our assets, particularly our private equity investments. The current circumstances have required a greater reliance on judgment than in recent periods in determining these amounts as of June 30, 2020.

Valuation of financial instruments

The use of fair value to measure financial instruments, with related gains or losses recognized in our Condensed Consolidated Statements of Income and Comprehensive Income, is fundamental to our financial statements and our risk management processes. See Note 2 of the Notes to Consolidated Financial Statements of our 2019 Form 10-K for a discussion of our fair value accounting policies regarding financial instruments owned and financial instruments sold but not yet purchased. See Note 3 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on our financial instruments at fair value.

Loss provisions

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical accounting estimates - Loss provisions” of our 2019 Form 10-K for more information.

Loss provisions for legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of the Notes to Consolidated Financial Statements of our 2019 Form 10-K. In addition, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding legal and regulatory matter contingencies as of June 30, 2020.

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

At June 30, 2020, the amortized cost of all RJ Bank loans was $21.56 billion and the allowance for loan losses was $334 million, which was 1.56% of the held for investment loan portfolio.

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
Management’s Discussion and Analysis

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

Interest rate risk

Trading activities

We are exposed to interest rate risk as a result of our trading inventory (primarily comprised of fixed income instruments) in our Capital Markets segment. We actively manage the interest rate risk arising from our fixed income trading securities through the use of hedging strategies that involve U.S. Treasury securities, futures contracts, liquid spread products and derivatives. In response to

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

the significant market uncertainty caused by the COVID-19 pandemic, we took steps to proactively manage our market risk exposures, including enhanced review and monitoring of exposures and risk mitigation efforts. As a result, we reduced our trading inventory levels to reduce risk.

We monitor the Value-at-Risk (“VaR”) for all of our trading portfolios on a daily basis. VaR is an appropriate statistical technique for estimating potential losses in trading portfolios due to typical adverse market movements over a specified time horizon with a suitable confidence level. We apply the Fed’s Market Risk Rule (“MRR”) for the purpose of calculating our capital ratios. The MRR, also known as the “Risk-Based Capital Guidelines: Market Risk” rule released by the Fed, the OCC and FDIC, requires us to calculate VaR for all of our trading portfolios, including fixed income, equity, foreign exchange and derivatives.

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

The Fed’s MRR requires us to perform daily back-testing procedures of our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income and intraday trading. Regulatory-defined daily trading losses are used to evaluate the performance of our VaR model and are not comparable to our actual daily net revenues. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the three months ended June 30, 2020, our regulatory-defined daily loss in our trading portfolios did not exceed our predicted VaR. During the nine months ended June 30, 2020, our regulatory-defined daily loss in our trading portfolios exceeded our predicted VaR on eleven occasions due to significantly higher levels of market volatility during our fiscal second quarter as a result of the COVID-19 pandemic.

The following table sets forth the high, low, period-end and daily average VaR for all of our trading portfolios, including fixed income, equity and derivative instruments, for the period and dates indicated.

	Nine months ended June 30, 2020		Period-end VaR			Three months ended June 30,		Nine months ended June 30,
$ in millions	High	Low	June 30, 2020	September 30, 2019	$ in millions	2020	2019	2020	2019
Daily VaR	$6	$1	$5	$1	Daily average VaR	$2	$1	$2	$1

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

Should markets suddenly become more volatile, as they did in our fiscal second quarter of 2020, actual trading losses may exceed VaR results presented on a single day and might accumulate over a longer time horizon, such as a number of consecutive trading days. Accordingly, management applies additional controls including position limits, a daily review of trading results, review of the status of aged inventory, independent controls on pricing, monitoring of concentration risk, review of issuer ratings and stress testing. We utilize stress testing to complement our VaR analysis so as to measure risk under historical and hypothetical adverse scenarios. During volatile markets, we may choose to pare our trading inventories to reduce risk, as we did during our fiscal second quarter of 2020.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

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

Instantaneous changes in rate	Net interest income ($ in millions)	Projected change in net interest income
+200	$848	32.5%
+100	$796	24.4%
0	$640	—
-25	$606	(5.3)%

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net interest analysis” of this Form 10-Q for a discussion of the impact changes in short-term interest rates could have on the firm’s operations.

The following table shows the contractual maturities of RJ Bank’s loan portfolio at June 30, 2020, including contractual principal repayments.  This table does not include any estimates of prepayments, which could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the table. Loan amounts in the table exclude unearned income and deferred expenses.

	Due in
$ in millions	One year or less	> One year – five years	> five years	Total
Loans held for investment:
C&I loans	$208	$4,425	$3,098	$7,731
CRE construction loans	25	153	41	219
CRE loans	559	2,466	670	3,695
Tax-exempt loans	—	76	1,214	1,290
Residential mortgage loans	—	5	4,912	4,917
SBL and other	3,610	21	—	3,631
Total loans held for investment	4,402	7,146	9,935	21,483
Loans held for sale	—	—	83	83
Total loans	$4,402	$7,146	$10,018	$21,566

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at June 30, 2020. Loan amounts in the table exclude unearned income and deferred expenses.

	Interest rate type
$ in millions	Fixed	Adjustable	Total
Loans held for investment:
C&I loans	$126	$7,397	$7,523
CRE construction loans	1	193	194
CRE loans	72	3,064	3,136
Tax-exempt loans	1,290	—	1,290
Residential mortgage loans	210	4,707	4,917
SBL and other	—	21	21
Total loans held for investment	1,699	15,382	17,081
Loans held for sale	4	79	83
Total loans	$1,703	$15,461	$17,164

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

In our RJ Bank available-for-sale securities portfolio, we hold primarily fixed-rate agency MBS and CMOs which were carried at fair value on our Condensed Consolidated Statements of Financial Condition at June 30, 2020, with changes in the fair value of the portfolio recorded through OCI in our Condensed Consolidated Statements of Income and Comprehensive Income. At June 30, 2020, our RJ Bank available-for-sale securities portfolio had a fair value of $5.63 billion with a weighted-average yield of 1.90% and a duration of three years. See Note 4 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

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

Foreign exchange risk

We are subject to foreign exchange risk due to our investments in foreign subsidiaries as well as transactions and resulting balances denominated in a currency other than the U.S. dollar. For example, a portion of our bank loan portfolio includes loans which are denominated in Canadian dollars, totaling $1.11 billion and $1.10 billion at June 30, 2020 and September 30, 2019, respectively. A portion of such loans are held by RJ Bank’s Canadian subsidiary, which is discussed in the following sections.

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

We had foreign exchange risk in our investment in RJ Ltd. of CAD 346 million at June 30, 2020, which was not hedged. Foreign exchange gains/losses related to this investment are primarily reflected in OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 16 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding our components of OCI.

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

The decline in economic activity as a result of COVID-19 has caused increased credit risk in general and particularly with regard to companies in sectors that have been most significantly impacted by the economic disruption, including energy, airlines, entertainment and leisure, restaurants and gaming. Given the stresses on our clients’ liquidity, we have enhanced our credit monitoring activities, with an increased focus on monitoring our credit exposures and counterparty credit risk, including the risk that trades may not settle with a given counterparty. We have required collateral to be posted across our credit risk exposures in accordance with agreements with our borrowers and counterparties.

RJ Bank has a substantial loan portfolio.  While RJ Bank’s loan portfolio is diversified, a significant downturn in the overall economy, deterioration in real estate values or a significant issue within any sector or sectors where RJ Bank has a concentration will generally result in large provisions for loan losses and/or charge-offs. RJ Bank determines the allowance required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each class of loans and makes enhancements it considers appropriate.

Our allowance for loan losses is regularly evaluated with adjustments made on a quarterly basis. Several factors were taken into consideration in evaluating the allowance for loan losses at June 30, 2020, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans, delinquency ratios and the impact of the COVID-19 pandemic. RJ Bank also considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. Finally, RJ Bank considered current economic conditions that might impact the portfolio. In response to the COVID-19 pandemic, we performed a portfolio-wide assessment on our loan portfolio. As a result, we downgraded loans in certain impacted industries, which gave rise to elevated loan loss provisions during our fiscal second and third quarters. In addition, we sold approximately $355 million, before charge-offs and discounts or premiums, of corporate loans in industries that we believe to be most vulnerable to the COVID-19 pandemic. We will continue to assess the impact of COVID-19 and, as more information becomes available regarding the financial repercussions to our borrowers, the risk ratings for individual loans will be updated and the allowance will be adjusted accordingly. Additional sales of corporate loans are also expected in the fiscal fourth quarter to further reduce credit risk in certain sectors.

RJ Bank’s allowance for loan losses as a percentage of bank loans held for investment was 1.56% and 1.04% at June 30, 2020 and September 30, 2019, respectively. See Note 7 in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q for detail on the changes in RJ Bank’s allowance for loan losses.

The bank loan loss provision for the nine months ended June 30, 2020 was $188 million compared to a loan loss provision of $16 million for the prior-year period. See further explanation of the loan loss provision increase in “Management’s Discussion and Analysis - Results of Operations - RJ Bank” of this Form 10-Q.

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

	Three months ended June 30,				Nine months ended June 30,
	2020		2019		2020		2019
$ in millions	Net loan (charge-off)/recovery amount (1)	% of avg. outstanding loans	Net loan (charge-off)/recovery amount (1)	% of avg. outstanding loans	Net loan (charge-off)/recovery amount (1)	% of avg. outstanding loans	Net loan (charge-off)/recovery amount (1)	% of avg. outstanding loans
C&I loans	$(71)	3.55%	$1	0.06%	$(71)	1.18%	$(2)	0.02%
CRE loans	(2)	0.21%	—	—	(2)	0.07%	(3)	0.13%
Residential mortgage loans	1	0.08%	—	—	1	0.03%	1	0.02%
Total	$(72)	1.31%	$1	0.02%	$(72)	0.44%	$(4)	0.03%

(1) Charge-offs related to loan sales amounted $61 million for both the three and nine months ended June 30, 2020 and $2 million for the nine months ended June 30, 2019.

The level of nonperforming loans is another indicator of potential future credit losses. The following table presents the nonperforming loans balance and total allowance for loan losses for the periods presented.

	June 30, 2020		September 30, 2019
$ in millions	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
Loans held for investment:
C&I loans	$1	$186	$19	$139
CRE construction loans	—	4	—	3
CRE loans	6	106	8	46
Tax-exempt loans	—	13	—	9
Residential mortgage loans	14	20	16	16
SBL and other	—	5	—	5
Total	$21	$334	$43	$218
Total nonperforming loans as a % of RJ Bank total loans	0.07%		0.21%

Included in nonperforming residential mortgage loans were $7 million in loans for which $4 million in charge-offs were previously recorded, resulting in less exposure within the remaining balance. See Note 7 in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q for loan categories as a percentage of total loans receivable.

The nonperforming loan balances in the preceding table exclude $11 million and $12 million as of June 30, 2020 and September 30, 2019, respectively, of residential TDRs which were returned to accrual status in accordance with our policy. Total nonperforming assets, including other real estate acquired in the settlement of residential mortgages, amounted to $23 million and $46 million at June 30, 2020 and September 30, 2019, respectively. Total nonperforming assets as a percentage of RJ Bank total assets were 0.08% and 0.18% at June 30, 2020 and September 30, 2019, respectively. Although our nonperforming assets as a percentage of RJ Bank assets remained low as of June 30, 2020, prolonged or further market deterioration could result in an increase in our nonperforming assets, an increase in our allowance for loan losses and/or an increase in net charge-offs in future periods, although the extent will depend on future developments that are highly uncertain and cannot be predicted.

We have received requests from certain clients for forbearance, or deferral of their loan payments to us, driven or exacerbated by the economic impacts of the COVID-19 pandemic. Certain clients have also requested modifications of covenant terms. In accordance with the CARES Act, we have elected to not apply TDR classification to any COVID-19 related loan modifications that were performed after March 1, 2020 to borrowers who were current as of December 31, 2019. Based on the outstanding principal balance as of the end of June 30, 2020, we have active short-term payment deferrals on approximately $364 million and $126 million of our corporate and residential loans, respectively. The borrower’s past due and nonaccrual status will not be impacted during the deferral period.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Loan underwriting policies

RJ Bank’s underwriting policies for the major types of loans are described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” of our 2019 Form 10-K. There were no material changes in RJ Bank’s underwriting policies during the nine months ended June 30, 2020.

Risk monitoring process

Another component of credit risk strategy at RJ Bank is the ongoing risk monitoring and review processes for all residential, SBL, corporate and tax-exempt credit exposures, as well as our rigorous processes to manage and limit credit losses arising from loan delinquencies. There are various other factors included in these processes, depending on the loan portfolio. There were no material changes to those processes and policies during the nine months ended June 30, 2020.

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

	Amount of delinquent residential loans			Delinquent residential loans as a percentage of outstanding loan balances
$ in millions	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
June 30, 2020	$5	$7	$12	0.10%	0.14%	0.24%
September 30, 2019	$2	$10	$12	0.04%	0.22%	0.26%

Our June 30, 2020 percentage continues to compare favorably to the national average for over 30 day delinquencies of 2.51%, as most recently reported by the Fed.

Credit risk is also managed by diversifying the residential mortgage portfolio. Most of the loans in our residential loan portfolio are to Private Client Group clients across the country. The following table details the geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans.

	June 30, 2020
	Loans outstanding as a % of RJ Bank total residential mortgage loans	Loans outstanding as a % of RJ Bank total loans
CA	25.8%	5.9%
FL	16.4%	3.8%
TX	8.2%	1.9%
NY	7.1%	1.6%
CO	4.1%	0.9%

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize.  At June 30, 2020 and September 30, 2019, these loans totaled $1.57 billion and $1.29 billion, respectively, or approximately 32% and 30% of the residential mortgage portfolio, respectively.  The weighted-average number of years before the remainder of the loans, which were still in their interest-only period at June 30, 2020, begins amortizing is 6 years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

A component of credit risk management for the residential portfolio is the LTV ratio and borrower credit score at origination or purchase. The weighted-average LTV ratios and FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio were 64% and 762, respectively.

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

	June 30, 2020
	Loans outstanding as a % of RJ Bank total corporate loans	Loans outstanding as a % of RJ Bank total loans
Office real estate	7.4%	4.0%
Automotive/transportation	7.2%	3.9%
Business systems and services	6.6%	3.6%
Hospitality	6.6%	3.6%
Multi-family	5.2%	2.8%

RJ Bank’s exposure to the energy, airlines, entertainment and leisure, restaurant and gaming sectors, those most affected by the economic disruption from the COVID-19 pandemic, were each less than 2% of the loan portfolio as of June 30, 2020.

Although we saw deterioration in oil prices during the current fiscal year, our energy portfolio primarily consists of loans to midstream distribution companies and convenience stores, with no loans to exploration and production enterprises. As a result, the portfolio has minimal direct commodity price exposure. However, if we continue to see a significant deterioration in oil prices, our clients, and as a result our loans to such clients, could be negatively impacted in the future.

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

In response to the COVID-19 pandemic, we activated and successfully executed on our business continuity protocols and continue to monitor the COVID-19 crisis under such protocols. We have endeavored to safeguard our associates and to ensure continuity of business operations for our clients. As a result, most of our associates are working remotely. Our systems and infrastructure have continued to support the increased volumes of activity, without any significant operational or technology disruptions. We did not incur any material losses related to our operational risks during the nine months ended June 30, 2020. The firm continues to monitor the situation and has developed a phased approach to reopening our offices based on regional indicators and in compliance with all applicable laws and regulations. As of June 30, 2020, we have reopened certain of our offices in a limited capacity and are working under strict precautions.

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
Management’s Discussion and Analysis

Model risk

Model risk refers to the possibility of unintended business outcomes arising from the design, implementation or use of models. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Model risk” of our 2019 Form 10-K for information regarding how we utilize models throughout the firm and how we manage model risk.

Compliance risk

Compliance risk is the risk of legal or regulatory sanctions, financial loss, or reputational damage that the firm may suffer from a failure to comply with applicable laws, external standards, or internal requirements. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Compliance risk” of our 2019 Form 10-K for information on our compliance risks, including how we manage such risks. There have been no material changes in our compliance risk mitigation processes during the nine months ended June 30, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The worldwide COVID-19 pandemic has negatively affected our business and the entire financial services industry and is likely to continue to do so. Since the beginning of January 2020, the outbreak has caused economic uncertainty and, particularly in our fiscal second quarter disruption in the financial markets both globally and in the U.S., and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The pandemic has led governments and other authorities around the world, including federal, state and local authorities in the U.S., to impose measures intended to control its spread, including restrictions on travel and the conduct of business, such as stay-at-home orders, quarantines, travel bans, border closings, business closures and other similar measures. If COVID-19, or another highly infectious or contagious disease, continues to spread or the response to contain it is unsuccessful, we will likely experience further adverse effects on our business, financial condition, liquidity, and results of operations. A prolonged period of economic deterioration may also result in impairment of goodwill and identifiable intangible assets. The extent of such effects will depend on future developments which are highly uncertain and cannot be predicted, including the geographic spread of the virus, the overall severity of the disease, the duration of the outbreak, the measures taken by various governmental authorities in response to the outbreak and the possible further impacts on the global economy.

The continued spread of COVID-19 has caused and could continue to cause disruptions in our business. These effects have included restrictions on our employees’ ability to travel, as well as temporary partial or full closures of our facilities and the facilities of our customers, suppliers, or other vendors. We often recruit skilled professionals and new clients by visiting their offices or having them visit our offices. Although we have transitioned such visits to virtual meetings, continued travel restrictions or other disruptions that prevent us from meeting with professional prospects or potential new clients may adversely impact our ability to recruit such professional prospects or engage potential new clients. While we maintain contingency plans for events such as pandemic outbreaks, the further spread of COVID-19 or a similar contagious disease could also impair the availability of our executive officers who are necessary to conduct our business. In addition, any continued spread of COVID-19 or new outbreak could harm the operations of third-party service providers who perform critical services for our business.

The COVID-19 pandemic has caused, and is likely to continue to cause, economic, market and other disruptions worldwide. As a result of a shift to fee-based accounts over the past several years, a larger portion of our client assets is more directly affected by market movements. The significant decrease in the market value of our clients’ assets during our fiscal second quarter had a negative impact on our financial results due to the fact that asset-based fees are earned on the market value of the underlying client assets, many of which are billed based on assets as of the beginning of a quarter. Although equity markets recovered during our fiscal third quarter, any future declines in equity markets will likely have a greater negative affect on revenues and profitability than would have been experienced in prior years due to the increased proportion of our asset-based revenues. Market volatility, such as that seen in our fiscal second quarter, could also cause clients to move their investments to lower margin products, or withdraw them, which could have an adverse impact on our profitability. We could also experience a material reduction in trading volume and lower securities prices in times of market uncertainty, which would result in lower brokerage revenues, including losses on firm inventory. The fair values of certain of our investments could also continue to be negatively impacted, resulting in additional unrealized or realized losses on such investments. In addition, the market uncertainty related to the COVID-19 pandemic has caused a slowdown in merger & acquisition activity and may cause our institutional clients to abandon announced transactions and/or cease exploration of potential transactions, which could negatively impact our Capital Markets revenues.

Moreover, certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the macroeconomic effects of COVID-19 have had, and will continue to have, a negative effect on our business. The

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Fed significantly lowered interest rates in response to COVID-19 pandemic concerns in March. These decreases in short-term interest rates, in addition to those in late 2019, have had a negative impact on our results, as we have certain assets and liabilities, primarily held in our PCG, RJ Bank and Other segments, which are sensitive to changes in interest rates. Fees we earn from third-party banks on client cash balances swept to such banks as part of RJBDP are also sensitive to changes in interest rates. These market interest rate declines will continue to negatively impact results in future quarters.

In addition, we are generally exposed to the credit risk that third-parties that owe us money, securities or other assets will fail to meet their obligations to us due to numerous causes, and this risk has been and may further be exacerbated by the macroeconomic effects of COVID-19. We lend to businesses and individuals, including through offering C&I loans, commercial and residential mortgage loans, tax-exempt loans, home equity lines of credit, and other loans generally collateralized by securities. We also incur credit risk through our investments. Our credit risk has increased, and such risk and credit losses may continue to increase to the extent our loans or investments are to borrowers or issuers who, as a group, may be uniquely or disproportionately affected by declining economic or market conditions as a result of COVID-19 such as those operating in the airline, restaurant, gaming, entertainment/leisure and energy sectors. The deterioration of our credit exposure due to COVID-19 has led to additional loan loss provisions and charge-offs and could lead to further additional loan loss provisions and/or charge-offs, or credit impairment of our investments, and subsequently have a material impact on our net income, regulatory capital and liquidity.

We cannot assure you that conditions in financial markets will not further deteriorate as a result of the pandemic, or that our access to capital and other sources of funding will not become constrained, resulting in actions such as restructuring debt or obtaining additional financing on terms that may be onerous or highly dilutive.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
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

See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Operational risk” of our 2019 Form 10-K and “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Operational risk” of this Form 10-Q for additional information regarding our exposure to and approaches for managing operational risks.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered securities for the nine months ended June 30, 2020.

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described in the following paragraphs. The following table presents information on our purchases of our own stock, on a monthly basis, for the nine months ended June 30, 2020.

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) at each month-end, of securities that may yet be purchased under the plans or programs
October 1, 2019 – October 31, 2019	5,582	$84.80	—	$750
November 1, 2019 – November 30, 2019	86,720	$89.35	—	$750
December 1, 2019 – December 31, 2019	132,723	$89.33	125,567	$739
First quarter	225,025	$89.23	125,567

January 1, 2020 – January 31, 2020	40,106	$89.74	32,988	$736
February 1, 2020 – February 29, 2020	721,432	$89.47	719,250	$672
March 1, 2020 – March 31, 2020	1,800,682	$74.94	1,795,764	$537
Second quarter	2,562,220	$79.26	2,548,002

April 1, 2020 – April 30, 2020	—	$—	—	$537
May 1, 2020 – May 31, 2020	—	$—	—	$537
June 1, 2020 – June 30, 2020	—	$—	—	$537
Third quarter	—	$—	—

Fiscal year-to-date total	2,787,245	$80.06	2,673,569

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

In response to the heightened market volatility as a result of the COVID-19 pandemic, we suspended our share repurchases from mid-March 2020 through the end of our fiscal third quarter. We resumed share repurchases to offset dilution in our fiscal fourth quarter.

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

10.1	Second Amendment to Credit Agreement, dated as of May 27, 2020, among Raymond James Financial, Inc., Raymond James & Associates, Inc., the Lenders party thereto and Bank of America, .N.A.
31.1	Certification of Paul C. Reilly pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Paul M. Shoukry pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Paul C. Reilly and Paul M. Shoukry pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	August 7, 2020	/s/ Paul C. Reilly
Paul C. Reilly
Chairman and Chief Executive Officer

Date:	August 7, 2020	/s/ Paul M. Shoukry
Paul M. Shoukry
Chief Financial Officer and Treasurer