Form 10-K
period 2020-09-30
RAYMOND JAMES FINANCIAL INC
filed 2020-11-24
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold was $7,731,304,538.

The number of shares outstanding of the registrant’s common stock as of November 19, 2020 was 136,932,217.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held February 18, 2021 are incorporated by reference into Part III.

RAYMOND JAMES FINANCIAL, INC.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

Raymond James Financial, Inc. (“RJF,” the “firm” or the “Company”) is a leading diversified financial services company providing private client group, capital markets, asset management, banking and other services to individuals, corporations and municipalities.  The firm, together with its subsidiaries, is engaged in various financial services activities, including providing investment management services to retail and institutional clients, the underwriting, distribution, trading and brokerage of equity and debt securities, and the sale of mutual funds and other investment products. The firm also provides corporate and retail banking services, and trust services. We operate predominately in the United States (“U.S.”) and, to a lesser extent, in Canada, the United Kingdom (“U.K.”), and other parts of Europe.

Established in 1962 and public since 1983, RJF is listed on the New York Stock Exchange (the “NYSE”) under the symbol “RJF.” As a bank holding company and financial holding company, RJF is subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System (the “Fed”).

Among the keys to our historical and continued success, our emphasis on putting the client first is at the core of our corporate values. We also believe in maintaining a conservative, long-term focus in our decision making. We believe that this disciplined decision-making approach translates to a strong, stable financial services firm for clients, associates, and shareholders.

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

The following graph depicts the relative net revenue contribution of each of our business segments for the fiscal year ended September 30, 2020.

Net Revenues *

Capital Markets
15%
Asset Management
9%
RJ Bank
9%
Private Client Group
67%

* The preceding chart does not include intersegment eliminations or the Other segment.

Private Client Group

We provide financial planning, investment advisory and securities transaction services through a branch office network. Financial advisors have multiple affiliation options, which we refer to as AdvisorChoice. Our two primary affiliation options for financial advisors are the employee option and the independent contractor option.

We recruit experienced financial advisors from a wide variety of competitors. As a part of their agreement to join us, we may make loans to financial advisors and certain key revenue producers primarily for recruiting, transitional cost assistance, and retention purposes.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Total client assets under administration (“AUA”) in our PCG segment as of September 30, 2020 were $883.3 billion, of which $475.3 billion related to fee-based accounts (“fee-based AUA”). We had 8,239 financial advisors affiliated with us as of September 30, 2020.

Employee financial advisors

Employee financial advisors work in a traditional branch setting supported by local management and administrative staff. They provide services predominately to retail clients. Compensation for these financial advisors primarily includes commission payments and participation in the firm’s benefit plans.

Independent contractor financial advisors

Our financial advisors who are independent contractors are responsible for all of their direct costs and, accordingly, receive a higher payout percentage on the revenues they generate than employee financial advisors. Our independent contractor financial advisor option is designed to help our advisors build their businesses with as much or as little of our support as they determine they need. With specific approval, and on a limited basis, they are permitted to conduct certain other approved business activities, such as offering insurance products, independent registered investment advisory services, and accounting and tax services.

Products and services

Irrespective of the affiliation choice, our financial advisors offer a broad range of investment products and services, including both third-party and proprietary products, and a variety of financial planning services. Revenues from this segment are typically driven by AUA and are generally either asset-based or transactional in nature. The proportion of our brokerage revenues originating from the employee versus independent contractor affiliation models is relatively balanced.

PCG segment net revenues for the fiscal year ended September 30, 2020 are presented in the following graph.

Net Revenues

Mutual and other fund products * 10%
Insurance and annuity products * 7%
Equities, ETFs and fixed income products * 8%
Account and service fees 15%
Net interest 2%
All other 1%
Asset management and related administrative fees 57%

* Included in “Brokerage revenues” on our Consolidated Statements of Income and Comprehensive Income.

We provide the following products and services through this segment:

•Investment services for which we charge sales commissions or asset-based fees based on established schedules.

•Portfolio management services for which we charge either a fee computed as a percentage of the assets in the client’s account or a flat periodic fee.

•Insurance and annuity products.

•Professionally managed mutual funds.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
•Support to third-party product partners, including sales and marketing support, product availability and distribution, and accounting and administrative services.

•Administrative services to banks to which we sweep a portion of our clients’ cash deposits as part of the Raymond James Bank Deposit Program (“RJBDP”), our multi-bank sweep program. Fees received from third-party banks for these services are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates relative to interest paid to clients by the third-party banks on balances in the RJBDP. PCG also earns servicing fees from RJ Bank, which are based on the number of accounts that are swept to RJ Bank. These fees are eliminated in consolidation.

•Margin loans to clients that are collateralized by the securities purchased or by other securities owned by the client. Interest is charged to clients on the amount borrowed based on current interest rates.

•Custodial services, trading, research and other support and services (including access to clients’ account information and the services of the Asset Management segment) to the independent registered investment advisors who are affiliated with us.

•Securities borrowing and lending activities with other broker-dealers, financial institutions and other counterparties. The net revenues of this business generally consist of the interest spreads generated on these activities.

•Diversification strategies and alternative investment products to qualified clients of our affiliated financial advisors.

Capital Markets

Our Capital Markets segment conducts institutional sales, securities trading, equity research, investment banking and the syndication and management of investments that qualify for tax credits (referred to as our “tax credit funds” business).

Capital Markets segment net revenues for the fiscal year ended September 30, 2020 are presented in the following graph.

Net Revenues

Equity underwriting *
14%
Debt underwriting *
10%
Tax credit fund revenues
6%
Net interest and
all other
3%
Merger & acquisition
and advisory *
22%
Equity brokerage revenues
12%
Fixed income
brokerage revenues
33%

* Included in “Investment banking” on our Consolidated Statements of Income and Comprehensive Income.

We provide the following products and services through this segment.

Equity products and services

•We earn brokerage revenues on the sale of equity products to institutional clients. Client activity is influenced by a combination of general market activity and our Capital Markets group’s ability to identify attractive investment opportunities for our institutional clients. Revenues on equity transactions are generally based on trade size and the amount of business conducted annually with each institution.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
•We provide various investment banking services including public and private equity financing for corporate clients and merger & acquisition and advisory services. Our investment banking activities include a comprehensive range of strategic and financial advisory services tailored to our clients’ business life cycles and backed by our strategic industry focus.

•Our global research department supports our institutional and retail sales efforts and publishes research on a wide variety of companies. This research primarily focuses on U.S. and Canadian companies in specific industries, including consumer, energy, financial services, healthcare, industrial, mining and natural resources, real estate, technology and communications, and transportation. Research reports are made available to both institutional and retail clients.

Fixed income products and services

•We earn revenues from institutional clients who purchase and sell both taxable and tax-exempt fixed income products, primarily municipal, corporate, government agency and mortgage-backed bonds, and whole loans. We carry inventories of taxable and tax-exempt securities to facilitate client transactions.

•Our investment banking services include public finance and debt underwriting activities where we serve as a financial advisor, placement agent or underwriter to various issuers, including private and public corporate entities, state and local government agencies (and their political subdivisions), housing agencies, and non-profit entities including healthcare and higher education institutions.

•We enter into interest rate derivatives to facilitate client transactions or to actively manage risk exposures that arise from our client activity, including a portion of our trading inventory. In addition, we conduct a “matched book” derivatives business where we may enter into interest rate derivative transactions with clients. In this matched book business, for every derivative transaction we enter into with a client, we enter into an offsetting derivative transaction with a credit support provider that is a third-party financial institution.

Tax credit funds

•We act as the general partner or managing member in partnerships and limited liability companies that invest in real estate project entities which qualify for tax credits under Section 42 of the Internal Revenue Code and/or provide a mechanism for banks and other institutions to meet their Community Reinvestment Act (“CRA”) obligations throughout the U.S. We earn fees for the origination and sale of these investment products as well as for the oversight and management of the investments over the statutory tax credit compliance period.

Asset Management

Our Asset Management segment earns asset management and related administrative fees for providing asset management, portfolio management and related administrative services to retail and institutional clients. This segment oversees a portion of our fee-based AUA for our PCG clients through our Asset Management Services division (“AMS”) and through Raymond James Trust, N.A. (“RJ Trust”). This segment also provides asset management services through Carillon Tower Advisers and affiliates (collectively, “Carillon Tower Advisers”) for certain retail accounts managed on behalf of third-party institutions, institutional accounts and proprietary mutual funds that we manage.

Management fees in this segment are generally calculated as a percentage of the value of our fee-billable financial assets under management (“AUM”) in both AMS (including the portion of fee-based AUA in PCG that is overseen by AMS) and Carillon Tower Advisers, where investment decisions are made by in-house or third-party portfolio managers or investment committees. The fee rates applied are dependent upon various factors, including the distinctive services provided and the level of assets within each client relationship. The fee rates applied in Carillon Tower Advisers may also vary based on the account objective (i.e., equity, fixed income, or balanced). Our AUM are impacted by market fluctuations and net inflows or outflows of assets, including transfers between fee-based accounts and traditional transaction-based accounts within our PCG segment. Fees are generally collected quarterly and are based on balances as of the beginning of the quarter (particularly in AMS) or the end of the quarter, or based on average daily balances throughout the quarter.

Our Asset Management segment also earns administrative fees on certain fee-based assets within PCG that are not overseen by our Asset Management segment, but for which the segment provides administrative support (e.g., record-keeping).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Our AUM and our Carillon Tower Advisers AUM by objective as of September 30, 2020 are presented in the following graphs.

RJ Bank

RJ Bank is a national bank that provides various types of loans, including corporate loans (commercial and industrial (“C&I”), commercial real estate (“CRE”) and CRE construction), tax-exempt loans, residential loans, securities-based loans (“SBL”) and other loans. RJ Bank is active in corporate loan syndications and participations. RJ Bank also provides Federal Deposit Insurance Corporation (“FDIC”)-insured deposit accounts, including to clients of our broker-dealer subsidiaries. RJ Bank generates net interest income principally through the interest income earned on loans and an investment portfolio of securities, which is offset by the interest expense it pays on client deposits and on its borrowings.

As of September 30, 2020, corporate and tax-exempt loans represented approximately 57% of RJ Bank’s loan portfolio, of which 87% were U.S. and Canadian syndicated loans. Residential mortgage loans are originated or purchased and held for investment or sold in the secondary market. RJ Bank’s investment portfolio is primarily comprised of agency mortgage-backed securities (“MBS”) and agency collateralized mortgage obligations (“CMOs”) and is classified as available-for-sale. RJ Bank’s liabilities primarily consist of deposits that are cash balances swept from the investment accounts of PCG clients.

The following graph details the composition of RJ Bank’s total assets as of September 30, 2020.

RJ Bank Total Assets
CRE and CRE construction loans 12%
Tax-exempt loans 4%
Residential mortgage loans 16%
C&I loans 25%
SBL and other loans 13%
Cash and other assets 5%
Available-for-sale securities 25%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Other

Our Other segment includes our private equity investments, interest income on certain corporate cash balances, and certain corporate overhead costs of RJF, including the interest costs on our public debt. The Other segment also includes reduction in workforce expenses associated with certain position eliminations that occurred in our fiscal fourth quarter of 2020 in response to the economic environment.

Our private equity portfolio includes various direct investments, as well as investments in third-party private equity funds and various legacy private equity funds which we sponsor.

HUMAN CAPITAL

Our “associates” (which include our employee financial advisors and all of our other employees, and independent contractor financial advisors) are vital to our success in the financial services industry. As a human-capital intensive business, the long-term success of our firm depends on our people. Our goal is to ensure that we have the right talent, in the right place, at the right time. We do that through our commitment to attracting, developing and retaining our associates.

We strive to attract individuals who are people-focused and share our values. We have competitive programs dedicated to selecting new talent and enhancing the skills of our associates. In our recruiting efforts, we strive to have a diverse group of candidates to consider for our roles. To that end, we have strong relationships with a variety of industry associations that represent diverse professionals and with diversity groups at the colleges and universities where we recruit. Among other opportunities, we offer selected students and recent graduates summer internships and pipeline programs across many areas of the firm, which may lead to permanent roles. Individuals who want to become financial advisors in our PCG segment can gain relevant branch experience through our Wealth Management Associate Program or move to our Advisor Mastery Program and begin building their client base.

We have designed a compensation structure, including an array of benefit plans and programs, that we believe is attractive to our current and prospective associates. We also offer our associates the opportunity to participate in a variety of professional and leadership development programs. Our extensive program catalog includes a variety of industry, product, technical, professional, business development, leadership and regulatory topics. These programs are available online and in-person. In addition, we have a variety of mentoring programs in place to support the development of our associates and expand their networks within the firm. We have a department dedicated to providing practice education and management resources to our PCG financial advisors. We also offer these advisors the opportunity to participate in conferences and workshops, and we offer resources and coaching at all levels to help them grow their businesses. These include separate national conferences for our employee and independent contractor financial advisor channels, each of which is attended by thousands of our advisors and their families each year.

We seek to retain our associates by using their feedback to create and continually enhance programs that support their needs. We use firmwide pulse surveys to solicit feedback from our associates. We have a formal annual goal setting and performance review processes for our employees. We have a values-based culture, an important factor in retaining our associates, which is memorialized in a culture “blueprint” that is communicated to all associates. Our training to share and communicate our culture to all associates plays an important part in this process. We are committed to having a diverse workforce, and an inclusive work environment is a natural extension of our culture. We have recently renewed our commitment to ensuring that all our associates feel welcomed, valued, respected and heard so that they can fully contribute their unique talents for the benefit of clients, their careers, our firm and our communities. We also invest substantial resources in the community-supporting organizations that are dedicated to improving the lives of diverse individuals. Our firmwide diversity and inclusion advisory council stewards the firm’s efforts and provides guidance on priorities. This council is composed of associate representatives from all areas of our business and locations where we operate. We also have firmwide and business unit-specific diversity and inclusion networks, which host various events and conferences to educate and support our diversity and inclusion efforts.

We monitor and evaluate various turnover and attrition metrics throughout our management teams. Our annualized voluntary turnover is relatively low, as is the case for turnover of our top performers, a record which we attribute to our strong values-based culture, commitment to career development, and attractive compensation and benefit programs. Importantly, our financial advisor attrition rate is even lower.

As of September 30, 2020, we had approximately 14,800 employees (including 3,404 employee financial advisors) and 4,835 affiliated independent contractor financial advisors.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
OPERATIONS AND INFORMATION PROCESSING

We have operations personnel at various locations who are responsible for processing securities transactions, custody of client securities, support of client accounts, the receipt, identification and delivery of funds and securities, and compliance with regulatory and legal requirements for most of our securities brokerage operations.

The information technology department develops and supports the integrated solutions that provide a customized platform for our businesses. These include a platform for financial advisors designed to allow them to spend more time with their clients and enhance and grow their businesses; systems that support institutional and retail sales and trading activity from initiation to settlement and custody; and thorough security protocols to protect firm and client information.

In the area of information security, we have developed and implemented a framework of principles, policies and technology to protect our own information and that of our clients.  We apply numerous safeguards to maintain the confidentiality, integrity and availability of both client and firm information.

Our business continuity program has been developed to provide reasonable assurance that we will continue to operate in the event of disruptions at our critical facilities or other business disruptions. We have developed operational plans for such disruptions, and we have devoted significant resources to maintaining those plans. Our business continuity plan continues to be enhanced and tested to allow for continuous operations in the event of weather-related or other interruptions at our corporate headquarters in Florida, one of our operations processing or data center sites (located in Florida, Colorado, Tennessee or Michigan), and our branch and office locations throughout the U.S., Canada and Europe.

In response to the coronavirus (“COVID-19”) pandemic, we activated certain aspects of our business continuity program during 2020 endeavoring to protect our associates and our clients. As a result, nearly all of our associates transitioned to working remotely, while still maintaining our high standards of client service. The firm continues to monitor the pandemic and has developed a phased approach to reopening our offices based on regional indicators of infection positivity rates, and has and will continue to operate in compliance with all applicable laws and regulations.

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

Our ability to compete effectively is substantially dependent on our continuing ability to develop or attract, retain and motivate qualified financial advisors, investment bankers, trading professionals, portfolio managers and other revenue-producing or specialized personnel.

REGULATION

The following discussion summarizes the principal elements of the regulatory and supervisory framework applicable to us as a participant in the financial services industry and, in particular, the banking and securities sectors. The framework includes extensive regulation under U.S. federal and state laws, as well as the applicable laws of the jurisdictions outside the U.S. in which we do business. This framework is intended to protect our clients, the integrity of the financial markets, our depositors and the Federal Deposit Insurance Fund and is not intended to protect our creditors or shareholders. These rules and regulations limit our ability to engage in certain activities, as well as our ability to fund RJF from our regulated subsidiaries, which include RJ Bank, RJ Trust and our broker-dealer subsidiaries. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions that are referenced. A change in applicable statutes or regulations or in regulatory or supervisory policy may have a material effect on our business.

We continue to experience a period of notable changes in financial regulation and supervision. We continue to monitor the likelihood of changes in taxation and regulations due to changes in the political environment. Based upon the outcome of the most recent U.S. federal elections, the likelihood of changes in both corporate and individual taxation, as well as regulations, has likely increased. These changes could have a significant impact on our business, financial condition, results of operations

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
and cash flows in the future; however, we cannot predict the exact changes or quantify their potential impacts. (see “Item 1A - Risk Factors” of this Form 10-K for further discussion of the potential future impact on our operations).

Banking supervision and regulation

RJF is a bank holding company (“BHC”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), that has made an election to be a financial holding company (“FHC”) and is subject to regulation, oversight and consolidated supervision, including periodic examination, by the Fed. Under the system of “functional regulation” established under the BHC Act, the primary regulators of our U.S. non-bank subsidiaries directly regulate the activities of those subsidiaries, with the Fed exercising a supervisory role. Such “functionally regulated” subsidiaries include our broker-dealers registered with the Securities and Exchange Commission (“SEC”), such as Raymond James & Associates, Inc. (“RJ&A”) and Raymond James Financial Services, Inc. (“RJFS”), investment advisors registered with the SEC with respect to their investment advisory activities, and our depository institution and trust company chartered and regulated by the Office of the Comptroller of the Currency (“OCC”).

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

Basel III and U.S. capital rules

Both RJF and RJ Bank are subject to minimum capital requirements and overall capital adequacy standards. The OCC, the Fed and the FDIC published final U.S. rules implementing the Basel III capital framework developed by the Basel Committee on Banking Supervision and certain Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and other capital provisions, and updated the prompt corrective action framework to reflect the new regulatory capital minimums (the “U.S. Basel III Rules”). The U.S. Basel III Rules: (i) increased the quantity and quality of regulatory capital; (ii) established a capital conservation buffer; and (iii) made changes to the calculation of risk-weighted assets. The capital requirements could restrict our ability to grow, including during favorable market conditions, and to return capital to shareholders, or require us to raise additional capital. As a result, our business, results of operations, financial condition and future prospects could be adversely affected. See “Item 1A - Risk Factors” of this Form 10-K for more information.

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

In July 2019, the Fed issued a final rule to simplify and clarify a number of existing regulatory capital rules for certain banking organizations. The rule was effective on October 1, 2019, for revisions to the pre-approval requirements for the repurchase of common stock and became effective on April 1, 2020, for the amendments to simplify capital rules. The rule simplifies the capital treatment for mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interest. This rule also allows BHCs like RJF to repurchase common stock without prior approval from the Fed to the extent that the BHC is not subject to a separate legal or regulatory requirement to obtain prior approval. RJF would continue to need to obtain prior approval from the Fed if it were not “well-capitalized” or “well-managed” or if it were subject to any unresolved supervisory issues. Guidance from the Fed also indicates that RJF would need to inform the Fed in advance of repurchasing common stock in certain prescribed situations, such as if it were

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
experiencing, or at risk of experiencing, financial weaknesses or considering expansion, either through acquisitions or other new activities. Further, Fed guidance indicates that, pursuant to the Fed’s general supervisory and enforcement authority, Fed supervisory staff should prevent a BHC from repurchasing its common stock if such action would be inconsistent with the BHC’s prospective capital needs and safe and sound operation.

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than the category indicated by its capital ratios if the institution is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, as the capital category of an institution declines. Failure to meet the capital requirements could also require a depository institution to raise capital. Ultimately, critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

The prompt corrective action regulations do not apply to BHCs, such as RJF. However, the Fed is authorized to take appropriate action at the BHC level, based upon the undercapitalized status of the BHC’s depository institution subsidiaries. In certain instances related to an undercapitalized depository institution subsidiary, the BHC would be required to guarantee the performance of the undercapitalized subsidiary’s capital restoration plan and might be liable for civil money damages for failure to fulfill its commitments on that guarantee. Furthermore, in the event of the bankruptcy of the BHC, this guarantee would take priority over the BHC’s general unsecured creditors. As of September 30, 2020, RJ Bank was categorized as well-capitalized.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
The Volcker Rule

RJF is subject to the Volcker Rule, which generally prohibits BHCs and their subsidiaries and affiliates from engaging in proprietary trading or acquiring or retaining an ownership interest, sponsoring, or having certain relationships with hedge funds and private equity funds, subject to certain exceptions.

We have proprietary private equity investments that meet the definition of covered funds under the Volcker Rule. The conformance period for compliance with the rule with respect to investments in covered funds was July 2017; however, banking entities were able to apply for an extension to provide up to an additional five years to conform investments in certain illiquid funds. The majority of our covered fund investments meet the criteria to be considered an illiquid fund under the Volcker Rule and we received approval from the Fed to continue to hold such investments until July 2022. The extension of the conformance deadline provides us with additional time to attempt to realize the value of these investments in due course and to execute appropriate strategies to comply with the Volcker Rule at such time. However, our current focus is on the divestiture of our existing covered fund portfolio.

The Fed, OCC, FDIC, SEC, and Commodity Futures Trading Commission (“CFTC”) finalized amendments to the Volcker Rule in 2019, which relate primarily to the Volcker Rule’s proprietary trading and compliance program requirements. The amendments do not change the Volcker Rule’s general prohibitions, but they offer certain clarifications and a simplified approach to compliance.

In June 2020, the Fed, OCC, FDIC, SEC and CFTC finalized further amendments to the Volcker Rule. The final rule includes new exclusions from the Volcker Rule’s general prohibition on banking entities investing in and sponsoring private equity funds, hedge funds, and certain other investment vehicles (collectively, “covered funds”) for credit funds, venture capital funds, family wealth management vehicles, and customer facilitation vehicles. The final rule also revises existing exclusions for foreign public funds, loan securitizations, and public welfare and small business funds. In addition, the final rules modify the “Super 23” provisions of the Volcker Rule, which prohibit banking entities from extending credit to and entering into certain transactions with advised or sponsored covered funds, by exempting certain short-term extensions of credit, among several other previously prohibited transactions.

Many of the amendments contained in the final rule address aspects of the existing regulations that have, since their adoption in 2013, proven in practice to be complex and burdensome or to have unintended consequences. The final rule is intended to clarify and simplify compliance with the implementing regulations and permit additional fund activities that do not present the risks that the Volcker Rule was intended to address. The final rule became effective on October 1, 2020 for all banking entities subject to the Volcker Rule, including RJF and its subsidiaries.

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

Community Reinvestment Act regulations

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

The OCC issued a final rule comprehensively amending the CRA regulations applicable to RJ Bank and other OCC-regulated banks in May 2020. At the core of the OCC’s final rule is a set of new general performance standards that establish more quantitative measures of CRA performance than the tests set forth in existing CRA regulations.

While RJ Bank will be required to comply with the final rule by January 2023, the OCC has deferred the decision of how key thresholds and benchmarks used in the rule will be applied to determine the level of performance necessary to achieve a particular performance rating to a future rulemaking process. As a result, the final rule creates some uncertainty for RJ Bank and other OCC-regulated banks in planning their CRA activities until that decision is made.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Neither the FDIC nor the Fed joined the OCC in issuing the final rule, and the Fed issued an advanced notice of proposed rulemaking for the CRA regulations applicable to state-charted banks it supervises in September 2020. State-chartered banks will therefore continue to operate under the FDIC’s and Fed’s CRA regulations rather than the OCC’s CRA regulations. In June 2020, certain organizations filed suit against the OCC asking a court to issue an order setting the rule aside. In the same month, the U.S. House of Representatives passed a Congressional Review Act resolution of disapproval in an attempt to nullify the rule. This measure failed to pass a required U.S. Senate vote in October 2020. These developments create further uncertainty for RJ Bank and others in planning their CRA activities.

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

Broker-dealer and securities regulation

The SEC is the federal agency charged with administration of the federal securities laws in the U.S. Our U.S. broker-dealer subsidiaries are subject to SEC regulations relating to their business operations, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of client funds and securities, capital structure, record-keeping, privacy requirements, and the conduct of directors, officers and employees. Financial services firms are also subject to regulation by state securities commissions in those states in which they conduct business. Our primary U.S. broker-dealers, RJ&A and RJFS, are currently registered as broker-dealers in all 50 states.

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

U.S. broker-dealer capital

Broker-dealers are required to maintain the minimum net capital deemed necessary to meet their continuing commitments to customers and others, and are required to keep their assets in relatively liquid form. These rules also limit the ability of broker-dealers to transfer capital to parent companies and other affiliates. Our broker-dealer subsidiaries are subject to certain of the SEC’s financial stability rules, including the: (i) net capital rule; (ii) customer protection rule; (iii) record-keeping rules; and (iv) notification rules.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Standard of care

Pursuant to the Dodd-Frank Act, the SEC was charged with considering whether broker-dealers should be subject to a standard of care similar to the fiduciary standard applicable to registered investment advisors. In June 2019, the SEC adopted a package of rule-makings and interpretations related to the provision of advice by broker-dealers and investment advisers, including Regulation Best Interest and Form CRS. Among other things, Regulation Best Interest requires a broker-dealer to act in the best interest of a retail customer when making a recommendation to that customer of any securities transaction or investment strategy involving securities. Form CRS requires that broker-dealers and investment advisers provide retail investors with a brief summary document containing simple, easy-to-understand information about the nature of the relationship between the parties. Since June 30, 2020, we have been required to comply with Regulation Best Interest and Form CRS. Implementation of the regulations required us to review and modify our policies and procedures, as well as associated supervisory and compliance controls, satisfy additional disclosure obligations, and provide related education and training to financial advisors.

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

Investment management regulation

Our investment advisory operations, including the mutual funds that we sponsor, are also subject to extensive regulation in the U.S. The majority of our asset managers are registered as investment advisers with the SEC under the Investment Advisers Act of 1940 as amended (the “Investment Advisers Act”), and are also required to make notice filings in certain states. Virtually all aspects of our asset management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended for the benefit of our clients.

Anti-money laundering, economic sanctions, and anti-bribery and corruption regulation

The U.S. Bank Secrecy Act (“BSA”), as amended by the USA PATRIOT Act of 2001 (“PATRIOT Act”) and the Customer Due Diligence Rule, contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to all financial institutions, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Through these and other provisions, the BSA and the PATRIOT Act seek to promote the identification of parties that may be involved in terrorism, money laundering or other suspicious activities. Anti-money laundering laws outside the U.S. contain some similar provisions.

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

In addition, various countries have adopted laws and regulations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, related to corrupt and illegal payments to, and hiring practices with regard to, government officials and others. The scope of the types of payments or other benefits covered by these laws is very broad and is subject to significant uncertainties that may be clarified only in the context of further regulatory guidance or enforcement proceedings.

RJF and its affiliates have been required to implement and maintain internal policies, procedures, and controls to meet the compliance obligations imposed by such U.S. and non-U.S. laws and regulations concerning anti-money laundering, economic sanctions, and anti-bribery and corruption. Failure to meet the requirements of these regulations can result in supervisory action, including fines.

Privacy and data protection

U.S. federal law establishes minimum federal standards for financial privacy by, among other provisions, requiring financial institutions to adopt and disclose privacy policies with respect to consumer information and setting forth certain limitations on disclosure to third parties of consumer information. U.S. state laws and regulations adopted under U.S. federal law impose obligations on RJF and its subsidiaries for protecting the confidentiality, integrity and availability of client information, and

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
require notice of data breaches to certain U.S. regulators and to clients. The SEC’s Regulation S-ID mandates the development and implementation of a written Identity Theft Prevention Program that is designed to detect, prevent, and mitigate identity theft. The California Consumer Privacy Act, which became effective on January 1, 2020, imposes privacy compliance obligations with regard to the personal information of California residents, including requiring companies to provide new disclosures to California consumers, and provides for a number of new rights for California residents. Similarly, the General Data Protection Regulation (“GDPR”) imposes additional requirements for companies that collect or store personal data of E.U. residents. GDPR expands the scope of the E.U. data protection law to all foreign companies processing personal data of E.U. residents, imposes a strict data protection compliance regime, and includes new rights for E.U. residents. We have adopted privacy policies and communicated required information relating to financial privacy and data security, in accordance with applicable laws. We continue to monitor regulations related to data privacy and protection on both a domestic and international level to assess requirements and impacts on our global business operations.

Legislative and regulatory changes in connection with COVID-19

The COVID-19 pandemic has resulted in governments around the world implementing numerous measures to help control the spread of the virus, including, among others, quarantines, travel restrictions and business curtailments. In addition, governments globally intervened with fiscal policy to mitigate the impact of the pandemic, including the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in the U.S., which aimed to provide economic relief to businesses and individuals.

The CARES Act includes a broad range of provisions intended to support the U.S. economy. Among its provisions, the act allocates funds for a new Paycheck Protection Program that expands an existing Small Business Administration (“SBA”) loan guarantee program for small businesses to keep their employees on payroll and make other eligible payments. Currently, the firm does not act as a lender under these programs and facilities, and has no immediate plans to do so.

The CARES Act also provides certain temporary regulatory relief for financial institutions, including RJF and its subsidiaries. The act permits financial institutions to temporarily suspend any determination of a loan modified as a result of the effects of the COVID-19 pandemic as being a troubled debt restructuring (“TDR”), including impairment for accounting purposes. We elected to apply the CARES Act relief to certain loan modifications that relate primarily to short-term payment deferrals and have not classified such modifications as TDRs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” for further information on the impact of such loan modifications. The act also permits financial institutions to temporarily delay the implementation of the Current Expected Credit Losses (“CECL”) model for estimating allowances for credit losses. In addition, the Fed, the FDIC and the OCC issued a joint statement providing banking organizations optional temporary relief by delaying the initial adoption impact of CECL on regulatory capital for two years, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during 2020 and 2021 (i.e., a five-year transition period). We did not delay our October 1, 2020 initial adoption of the implementation of CECL and did not take the optional temporary relief by delaying the impact of CECL on our regulatory capital calculations.

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

The CARES Act further provides a number of consumer finance protections. The act provides a range of forbearance rights with respect to any federally backed residential or multi-family mortgage loan and generally limits the ability of a lender or servicer to institute foreclosure or similar proceedings. The act additionally imposes a moratorium on evictions from dwellings of many tenants. On September 1, 2020, the Department of Health and Human services, through the Centers for Disease Control and Prevention, announced a nationwide order temporarily halting certain residential evictions. These provisions are consistent with supervisory guidance previously issued by federal banking agencies, which also stated that they would not criticize financial institutions for working with customers affected by the outbreak in a safe and sound manner. We have modified our processes to ensure full compliance and are working as appropriate to support affected businesses and individuals during this time. Many state and local authorities have also taken, or are considering taking, legislative, executive, or other action to respond to the economic disruptions caused by the spread of COVID-19, including with respect to foreclosure and repossession moratoriums.

The Company’s legislative and regulatory environment is continually changing in response to the COVID-19 pandemic, and new or modified laws, regulations and guidance may be promulgated at very short notice.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Other non-U.S. regulation

Raymond James Ltd. (“RJ Ltd.”) is currently registered as an investment dealer in all provinces and territories in Canada. The financial services industry in Canada is subject to comprehensive regulation under both federal and provincial laws. Securities commissions have been established in all provinces and territorial jurisdictions, which are charged with the administration of securities laws. Investment dealers in Canada are subject to regulation by IIROC, a SRO under the oversight of the securities commissions that make up the Canadian Securities Administrators. IIROC is responsible for the enforcement of, and conformity with, securities legislation for their members and has been granted the powers to prescribe their own rules of conduct and financial requirements of members, including RJ Ltd. IIROC also requires that RJ Ltd. be a member of the Canadian Investors Protection Fund, whose primary role is investor protection. This fund provides protection for securities and cash held in client accounts up to 1 million Canadian dollars (“CAD”) per client, with additional coverage of CAD 1 million for certain types of accounts. See Note 22 of the Notes to Consolidated Financial Statements of this Form 10-K for further information pertaining to broker-dealer regulatory minimum net capital requirements.

Certain of our subsidiaries are registered in, and operate from, the U.K. which has a highly developed and comprehensive regulatory regime. Certain of these subsidiaries operate in the retail sector, providing investment and financial planning services to high-net-worth individuals, while others provide brokerage and investment banking services to institutional clients. These subsidiaries are authorized and regulated by the U.K. conduct regulator, the Financial Conduct Authority (“FCA”), and have permission to carry out business in other E.U. countries as part of treaty arrangements; however, these permissions may be negatively impacted by the terms and conditions of the U.K.’s withdrawal from the E.U. (“Brexit”).

As of September 30, 2020, we have entered into an agreement to sell our interests in certain of our subsidiaries which are incorporated and operate in France and that provide investment and asset management services to high-net-worth individuals and brokerage services to institutional clients. These subsidiaries are both authorized and regulated by the French Regulatory Authority the L’Autorité de contrôle prudentiel et de resolution and Autorité des Marchés Financiers and have permission to carry out business in other E.U. countries as part of treaty arrangements. We expect the sale to be completed in the first half of fiscal 2021.

In Europe, the Markets in Financial Instruments Regulation and a revision of the Markets in Financial Instruments Directive (together, “MiFID II”), generally took effect on January 3, 2018, and introduced comprehensive, new trading and market infrastructure reforms in the E.U., including new trading venues, enhancements to pre- and post-trading transparency, and additional investor protection requirements, among others. These reforms also changed the way investment managers can pay for the receipt of investment research and mandated unbundling between execution and other major services, including research, for broker-dealers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Executive officers of the registrant (which includes officers of certain significant subsidiaries) are as follows:

Paul D. Allison	64	Chairman, President and CEO - Raymond James Ltd. since January 2009
James E. Bunn	47	President - Global Equities and Investment Banking - Raymond James & Associates, Inc. since December 2018 and Head of Investment Banking - Raymond James & Associates, Inc. since January 2014; Co-President - Global Equities and Investment Banking - Raymond James & Associates, Inc., October 2017 - December 2018
John C. Carson, Jr.	64	President since April 2012; President - Morgan Keegan & Company, LLC, formerly known as Morgan Keegan & Company, Inc., since July 2013
George Catanese	61	Chief Risk Officer since February 2006
Scott A. Curtis	58	President - Private Client Group since June 2018; President - Raymond James Financial Services, Inc. since January 2012
Jeffrey A. Dowdle	56	Chief Operating Officer and Head of Asset Management Group since October 2019; Chief Administrative Officer, August 2018 - October 2019; President - Asset Management Group, May 2016 - October 2019; Executive Vice President - Asset Management Group, February 2014 - May 2016
Tashtego S. Elwyn	49	Chief Executive Officer and President - Raymond James & Associates, Inc. since June 2018; President - Private Client Group - Raymond James & Associates, Inc., January 2012 - June 2018
Thomas A. James	78	Chairman Emeritus since February 2017; Executive Chairman, May 2010 - February 2017
Jeffrey P. Julien	64	Executive Vice President - Finance since August 2009; Chief Financial Officer, April 1987 - December 2019; Treasurer, February 2011 - February 2018
Bella Loykhter Allaire	67	Executive Vice President - Technology and Operations - Raymond James & Associates, Inc. since June 2011
Jodi L. Perry	49	President - Independent Contractor Division - Raymond James Financial Services, Inc. since June 2018; Senior Vice President, National Director - ICD - Raymond James Financial Services, Inc., May 2018 - June 2018; Senior Vice President, ICD Regional Director - Raymond James Financial Services, Inc., June 2012 - May 2018
Steven M. Raney	55	President and CEO - Raymond James Bank, N.A. since January 2006
Paul C. Reilly	66	Chairman since February 2017 and Chief Executive Officer since May 2010; Director since January 2006
Jonathan N. Santelli	49	Executive Vice President, General Counsel and Secretary since May 2016; Senior Vice President and Deputy General Counsel - First Republic Bank, October 2013 to April 2016
Paul M. Shoukry	37
Chief Financial Officer since January 2020 and Treasurer since February 2018; Senior Vice President - Finance and Investor Relations, January 2017 - December 2019; Senior Vice President - Treasury, January 2017 - February 2018; Vice President - Finance and Investor Relations, July 2012 - December 2016

Except where otherwise indicated, the executive officer has held his or her current position for more than five years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
ADDITIONAL INFORMATION

Our Internet address is www.raymondjames.com. We make available on our website, free of charge and in printer-friendly format including “.pdf” file extensions, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our reports and other information that we electronically file with the SEC are also available free of charge on the SEC’s website at www.sec.gov.

FACTORS AFFECTING “FORWARD-LOOKING STATEMENTS”

Certain statements made in this Annual Report on Form 10-K may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning future strategic objectives, business prospects, anticipated savings, financial results (including expenses, earnings, liquidity, cash flow and capital expenditures), industry or market conditions, demand for and pricing of our products, acquisitions and divestitures, anticipated results of litigation, regulatory developments, effects of accounting pronouncements, and general economic conditions.  In addition, words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. Forward-looking statements are not guarantees, and they involve risks, uncertainties and assumptions.  Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from those expressed in the forward-looking statements.  We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in “Item 1A - Risk Factors” of this report. We expressly disclaim any obligation to update any forward-looking statement in the event it later turns out to be inaccurate, whether as a result of new information, future events, or otherwise.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in the following sections, which could adversely affect our business, financial condition, results of operations, liquidity and the trading price of our common stock. The list of risk factors provided in the following sections is not exhaustive; there may be other factors that adversely impact our results of operations, harm our reputation or inhibit our ability to generate new business prospects. The following sections should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes in “Item 8 - Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In particular, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” for additional information on liquidity and how we manage our liquidity risk and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management” for additional information on our exposure and how we monitor and manage our market, credit, operational, compliance and certain other risks.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

The worldwide COVID-19 pandemic has adversely affected, and will likely continue to adversely affect, our business, financial condition, and results of operations.

The worldwide COVID-19 pandemic and related government-imposed and other measures intended to control the spread of the disease, including restrictions on travel and the conduct of business, such as stay-at-home orders, quarantines, travel bans, border closings, business closures and other similar measures, have had a significant impact on global economic conditions and have negatively impacted certain aspects of our business and results of operations, and may continue to do so in the future. Although certain economic conditions showed signs of improvement toward the end of fiscal 2020, certain of the impacts of the COVID-19 pandemic may continue to affect our results in the future, including: lower net interest income and RJBDP fees from third-party banks due to a significant reduction by the Federal Reserve of its benchmark short-term interest rate in response to the pandemic; volatility in our brokerage revenues and investment banking revenues due to market uncertainty caused by the pandemic; increased credit risk, particularly with regard to industries most vulnerable to the pandemic (e.g., airline, restaurant, gaming, entertainment/leisure and energy), which may continue to result in an elevated bank loan loss provision and charge-offs. In addition, should market conditions deteriorate further, or if there is a decline in equity markets similar to that experienced during our fiscal 2020 second quarter, the value of our clients’ assets and certain of our investments would also be negatively affected.

We may also continue to experience business disruptions as a result of the continued spread of COVID-19, resulting from restrictions on our employees’ ability to travel, as well as temporary partial or full closures of our facilities and the facilities of our customers, suppliers, or other vendors. We often recruit skilled professionals by visiting their offices or having them visit our offices. Although we have transitioned such visits to virtual meetings, continued travel restrictions or other disruptions that prevent us from meeting with professional prospects may adversely impact our ability to recruit such professional prospects. Further, the increased availability of remote working arrangements in response to the pandemic may intensify competition for prospective new associates and impair our ability to retain current associates. It may also become more difficult to maintain our distinctive corporate culture, which is in part dependent on a certain level of in-person interaction, in the face of a prolonged, large-scale industry shift to remote work. While we maintain contingency plans for events such as pandemic outbreaks, the further spread of COVID-19 or a similar contagious disease could also impair the effectiveness of our executive officers or other associates who are necessary to conduct our business. In addition, any continued spread of COVID-19 or new outbreak could harm the operations of third-party service providers who perform critical services for our business.

If COVID-19, or another highly infectious or contagious disease, continues to spread or the response to contain it is unsuccessful, we will likely experience further adverse effects on our business, financial condition, liquidity, and results of operations. A prolonged period of economic deterioration could ultimately result in impairment of our goodwill and identifiable intangible assets. In addition, if conditions in financial markets further deteriorate as a result of the pandemic, our access to capital and other sources of funding may become constrained, which may require us to restructure debt or obtain additional financing on terms that may be onerous or highly dilutive.

The extent of any of the previously-described effects on our business will depend on future developments which are highly uncertain and cannot be predicted, including the duration of the COVID-19 pandemic, the development, distribution, and acceptance of an effective vaccine, the measures taken by various governmental authorities in response to the pandemic and the possible further impacts on the global economy.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Damage to our reputation could damage our businesses.

Maintaining our reputation is critical to attracting and maintaining clients, investors, and associates. If we fail to address, or appear to fail to address, issues that may give rise to reputational risk, we could significantly harm our business prospects. These issues may include, but are not limited to, any of the risks discussed in this Item 1A, including appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money laundering, cybersecurity and privacy, record-keeping, sales and trading practices, and associate misconduct. In addition, the failure to sell securities we have underwritten at anticipated price levels and the proper identification of the risks inherent in the products and services we offer could also give rise to reputational risk. Failure to maintain appropriate service and quality standards or a failure or perceived failure to treat clients fairly can result in client dissatisfaction, litigation and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and reputational harm. Negative publicity about us, whether or not true, may also harm our reputation. Further, failures at other large financial institutions or other market participants, regardless of whether they relate to our activities, could lead to a general loss of customer confidence in financial institutions that could negatively affect us, including harming the market perception of the financial system in general.

We are affected by domestic and international macroeconomic conditions that impact the global financial markets.

We are engaged in various financial services businesses. As such, we are affected by domestic and international macroeconomic and political conditions, as well as economic output levels, interest and inflation rates, employment levels, prices of commodities, consumer confidence levels, international trade policy, and fiscal and monetary policy. For example, Fed policies determine, in large part, the cost of funds for lending and investing and the return earned on those loans and investments. The market impact from such policies also can decrease materially the value of certain of our financial assets, most notably debt securities, as well as our cash flows, such as those associated with client cash balances. Changes in Fed policies are beyond our control and, consequently, the impact of these changes on our activities and results of our operations are difficult to predict. In addition, our results of operations may be impacted by changes resulting from different political philosophies governing individual and corporate taxation, as well as regulation, which may result from the outcome of the recent federal elections in the U.S. Changes in tax law and regulation, or any market uncertainty caused by a change in the political environment, may negatively affect our business. Macroeconomic conditions may also directly and indirectly impact a number of factors in the global financial markets that may be detrimental to our operating results, including trading levels, investing, and origination activity in the securities markets, financial instrument valuations, the absolute and relative level and volatility of interest and currency rates, real estate values, the actual and perceived quality of issuers and borrowers, and the supply of and demand for loans and deposits.

In recent years, we experienced an operating environment that was favorable for many of our businesses, characterized by rising equity markets and higher levels of interest rates. However, the recent significant reduction by the Fed of its benchmark short-term interest rate, including to ameliorate the macroeconomic effects of the COVID-19 pandemic, has had a significant negative impact on our results, as we have certain assets and liabilities, primarily held in our PCG, RJ Bank and Other segments, which are sensitive to changes in interest rates. Fees we earn from third-party banks on client cash balances swept to such banks as part of the RJBDP are also sensitive to changes in interest rates. These market interest rate declines will continue to negatively impact our results and cash flows in future quarters.

In addition, if we were to experience a period of sustained downturn in the securities markets, credit market dislocations, reductions in the value of real estate, further increases in mortgage and other loan delinquencies, or other negative market factors, including from the continuing impact of the COVID-19 pandemic, our revenues could be adversely impacted. Market volatility could also cause clients to move their investments to lower margin products, or withdraw them, which could have an adverse impact on our profitability. We could also experience a material reduction in trading volume and lower securities prices in times of market uncertainty, which would result in lower brokerage revenues, including losses on firm inventory. Conversely, periods of severe market volatility may result in a significantly higher level of transactions and other activity which may cause operational challenges that may result in losses. These can include, but are not limited to, trade errors, failed transaction settlements, late collateral calls to borrowers and counterparties, or interruptions to our system processing. The fair values of certain of our investments could also be negatively impacted, resulting in additional unrealized or realized losses on such investments. Periods of reduced revenue and other losses could lead to reduced profitability because certain of our expenses, including our interest expense on debt, rent, facilities and salary expenses, are fixed, and our ability to reduce them over short time periods is limited.

U.S. markets may also be impacted by political and civil unrest occurring in other parts of the world. Our businesses and revenues derived from non-U.S. operations may also be subject to risk of loss from currency fluctuations, social or political instability, less established regulatory regimes, changes in governmental or central bank policies, downgrades in the credit ratings of sovereign countries, expropriation, nationalization, confiscation of assets and unfavorable legislative, economic and

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
political developments. Concerns about Brexit and the stability of the E.U.’s sovereign debt could cause uncertainty and disruption in financial markets globally. Continued uncertainties loom over the future of the U.K.’s relationship with the E.U., including future trading arrangements between the U.K. and the E.U., following the expiration of the transition period on December 31, 2020. During the transition period of Brexit, we are taking steps to make certain changes to our European operations in an effort to ensure that, where possible, we can continue to provide cross-border services in E.U. member states without the need for separate regulatory authorizations in each member state. There is also continued uncertainty regarding the outcome of the E.U.’s financial support programs. It is possible that other E.U. member states may experience financial troubles in the future, or may choose to follow the U.K.’s lead and leave the E.U. Any negative impact on economic conditions and global markets from these developments could adversely affect our business, financial condition and liquidity.

We may be negatively impacted by budget pressures affecting U.S. state and local governments, as well as negative trends in the housing and labor markets, including those resulting directly or indirectly from the COVID-19 pandemic. Investor concerns regarding these trends could potentially reduce the number and size of transactions in which we participate and, in turn, reduce our debt underwriting revenues. In addition, such factors could potentially have an adverse effect on the value of the municipal securities we hold in our trading inventory.

RJ Bank is affected primarily by economic conditions in North America. Market conditions in the U.S. and Canada can be assessed through the following metrics: the level and volatility of interest rates; unemployment and under-employment rates; real estate prices; consumer confidence levels and changes in consumer spending; and the number of personal bankruptcies, among others. Deterioration of market conditions, such as those we have experienced due to the COVID-19 pandemic, have and could continue to diminish loan demand, which may result in sales of loans at unattractive prices in order to reduce risk in our loan portfolio, lead to an increase in mortgage and other loan delinquencies, affect loan repayment performance, and result in higher loan loss provisions and net charge-offs, which can adversely affect our earnings.

Lack of liquidity or access to capital could impair our business and financial condition.

Our inability to maintain adequate liquidity or to easily access credit and capital markets could have a significant negative effect on our financial condition. If liquidity from our brokerage or banking operations is inadequate or unavailable, we may be required to scale back or curtail our operations, such as limiting our recruiting of additional financial advisors, limiting lending, selling assets at unfavorable prices, and cutting or eliminating dividend payments. Our liquidity could be negatively affected by: the inability of our subsidiaries to generate cash in the form of dividends from earnings; liquidity or capital requirements applicable to our subsidiaries that may prevent us from distributing cash to the parent company; limited or no accessibility to credit markets for secured and unsecured borrowings by our subsidiaries; diminished access to the capital markets for RJF; and other commitments or restrictions on capital as a result of adverse legal settlements, judgments, or regulatory sanctions. Furthermore, as a bank holding company, we may become subject to prohibitions or limitations on our ability to pay dividends and/or repurchase our stock. Certain of our regulators have the authority, and under certain circumstances, the duty, to prohibit or to limit dividend payments by regulated subsidiaries to their parent company.

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

We are exposed to credit risk.

We are generally exposed to the risk that third parties that owe us money, securities or other assets will fail to meet their obligations to us due to numerous causes, including bankruptcy, lack of liquidity, or operational failure, among others. This risk has been and may further be exacerbated by the effects of the COVID-19 pandemic. We actively buy and sell securities from and to clients and counterparties in the normal course of our broker-dealers’ trading and underwriting businesses, which exposes us to credit risk. Although generally collateralized by the underlying security to the transaction, we still face risk associated with changes in the market value of collateral through settlement date. We also hold certain securities, loans and derivatives as part of our trading operations. Deterioration in the actual or perceived credit quality of the underlying issuers of securities or loans or the non-performance of issuers and counterparties to certain derivatives could result in losses.

We borrow securities from, and lend securities to, other broker-dealers and may also enter into agreements to repurchase and/or resell securities as part of investing and financing activities. A sharp change in the security market values utilized in these transactions may result in losses if counterparties to these transactions fail to honor their commitments. We manage the risk

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
associated with these transactions by establishing and monitoring credit limits, as well as by evaluating collateral and transaction levels on a recurring basis. Significant deterioration in the credit quality of one of our counterparties could lead to widespread concerns about the credit quality of other counterparties in the same industry, thereby exacerbating our credit risk. In addition, we permit our clients to purchase securities on margin. During periods of steep declines in securities prices, the value of the collateral securing client margin loans may fall below the amount of the purchaser’s indebtedness. If clients are unable to provide additional collateral for these margin loans, we may incur losses on those margin transactions. This may cause us to incur additional expenses defending or pursuing claims or litigation related to counterparty or client defaults.

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

We also incur credit risk by lending to businesses and individuals, including through offering C&I loans, commercial and residential mortgage loans, tax-exempt loans, home equity lines of credit, SBL and other loans. We also incur credit risk through our investments. Our credit risk and credit losses can increase if our loans or investments are concentrated among borrowers or issuers engaged in the same or similar activities, industries, or geographies, or to borrowers or issuers who as a group may be uniquely or disproportionately affected by economic or market conditions, such as those most impacted by the COVID-19 pandemic, including the airline, restaurant, gaming, entertainment/leisure and energy sectors. The deterioration of an individually large exposure, for example due to natural disasters, health emergencies or pandemics, acts of terrorism, severe weather events or other adverse economic events, could lead to additional loan loss provisions and/or charges-offs, or credit impairment of our investments, and subsequently have a material impact on our net income and regulatory capital.

Declines in the real estate market or sustained economic downturns may cause us to write down the value of some of the loans in RJ Bank’s portfolio, sell loans at unattractive prices, foreclose on certain real estate properties or write down the value of some of our securities. Credit quality generally may also be affected by adverse changes in the financial performance or condition of our debtors or deterioration in the strength of the U.S. economy.

We are exposed to market risk, including interest rate risk.

We are, directly and indirectly, affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. For example, interest rate changes could adversely affect our net interest spread, the difference between the yield we earn on our interest-earning assets and the interest rate we pay for deposits and other sources of funding, which in turn impacts our net interest income and earnings. Interest rate changes could affect the interest earned on assets differently than interest paid on liabilities. Moreover, while there is no indication currently that the Fed plans to reduce its targeted Fed funds rate to a negative rate, if such a policy were to be adopted the cost to hold both firm and client deposits would have an adverse impact on our profitability.

In our brokerage operations, a rising interest rate environment generally results in our earning a larger net interest spread and an increase in servicing fees received on cash swept to third-party banks as part of the RJBDP, our multi-bank sweep program. Conversely, in those operations, a falling interest rate environment generally results in our earning a smaller net interest spread and lower RJBDP fees from third-party banks. If we are unable to effectively manage our interest rate risk, changes in interest rates could have a material adverse effect on our profitability.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Significant volatility in our domestic clients’ cash balances could negatively impact our net revenues and/or our ability to fund RJ Bank’s growth and may impact our regulatory ratios.

The majority of RJ Bank’s deposits are primarily driven by the RJBDP, our multi-bank sweep program in which PCG clients’ cash deposits in their brokerage accounts are swept into FDIC-insured, interest-bearing deposit accounts at RJ Bank and various third-party banks. The RJBDP is a source of relatively low-cost, stable deposits for RJ Bank and we rely heavily on the RJBDP to fund RJ Bank’s asset growth. A significant reduction in PCG clients’ cash balances, a change in the allocation of that cash between RJ Bank and third-party banks within the RJBDP, or a transfer of cash away from the firm could significantly impact RJ Bank’s ability to continue growing interest-earning assets and/or require RJ Bank to use higher-cost deposit sources to grow interest-earning assets.

The RJBDP also generates service fee income from third-party banks related to the deposits they receive through their participation in the RJBDP. If PCG clients were to materially increase their cash balances at a time when third-party bank demand for RJBDP deposits has been largely met, our ability to generate meaningful revenues from the placement of these incremental deposits would be adversely affected. In addition, our inability to deploy client cash to third-party banks through RJBDP would require us to retain more cash at RJ Bank or in our Client Interest Program, both of which may cause a significant increase in our assets. Such an increase in our assets may negatively impact certain of our regulatory ratios.

Our business depends on fees generated from the distribution of financial products, fees earned from the management of client accounts, and asset management fees.

A large portion of our revenues are derived from fees generated from the distribution of financial products, such as mutual funds and variable annuities. Changes in the structure or amount of the fees paid by the sponsors of these products could directly affect our revenues, business and financial condition. In addition, if these products experience losses or increased investor redemptions, we may receive lower fee revenue from the distribution services we provide on behalf of the mutual fund and annuity companies.

The asset management fees we are paid are dependent upon the value of client assets in fee-based accounts in our PCG segment, as well as AUM in our Asset Management segment. The value of our fee-based assets and AUM is impacted by market fluctuations and inflows or outflows of assets. As our PCG clients increasingly show a preference for fee-based accounts over traditional transaction-based accounts, a larger portion of our client assets are more directly impacted by market movements. Therefore, in periods of declining market values, the values of fee-based accounts and AUM may resultantly decline, which would negatively impact our revenues. In addition, below-market investment performance by our funds, portfolio managers or financial advisors could result in reputational damage that might cause outflows or make it more difficult to attract new investors into our asset management products and thus, further impact our business and financial condition.

Our asset management fees may also decline over time due to factors such as increased competition and the renegotiation of contracts. In addition, the market environment in recent years has resulted in a shift to passive investment products, which generate lower fees than actively managed products. A continued trend toward passive investments or changes in market values or in the fee structure of asset management accounts would negatively affect our revenues, business and financial condition.

Our underwriting, market-making, trading, and other business activities place our capital at risk.

We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we have underwritten at the anticipated price levels. As an underwriter, we also are subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings in which we are involved. From time to time as part of our underwriting processes, we may carry significant positions in securities of a single issuer or issuers engaged in a specific industry. Sudden changes in the value of these positions, despite our risk mitigation policies, could impact our financial results.

As a market maker, we may own positions in specific securities, and these undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if our holdings were more diversified. Despite risk mitigation policies, we may incur losses as a result of positions we hold in connection with our trading activities.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
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

Our operations rely heavily on the secure processing, storage and transmission of sensitive and confidential financial, personal and other information in our computer systems and networks. There have been several highly publicized cases involving financial services companies reporting the unauthorized disclosure of client or other confidential information in recent years, as well as cyber-attacks involving the theft, dissemination and destruction of corporate information or other assets, in some cases as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties. Like other financial services firms, we experience malicious cyber activity directed at our computer systems, software, networks and its users on a daily basis. This malicious activity includes attempts at unauthorized access, implantation of computer viruses or malware, and denial-of-service attacks. We also experience large volumes of phishing and other forms of social engineering attempted for the purpose of perpetrating fraud against the firm, our associates, or our clients. Additionally, like many large enterprises, since mid-March 2020, we have shifted the majority of our associates to remote work arrangements in response to the COVID-19 pandemic. This change in our operating model has enabled us to successfully continue business operations, but also introduces potential new vulnerabilities to cyber threats. We seek to continuously monitor for and nimbly react to any and all such malicious cyber activity, and we develop our systems to protect our technology infrastructure and data from misuse, misappropriation or corruption.

Cyber-attacks can originate from a variety of sources, including third parties affiliated with foreign governments, organized crime or terrorist organizations. Third parties may also attempt to place individuals within our firm or induce employees, clients or other users of our systems to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent. Although cybersecurity incidents among financial services firms are on the rise, we have not experienced any material losses relating to cyber-attacks or other information security breaches. However, the techniques used in these attacks are increasingly sophisticated, change frequently and are often not recognized until launched. Although we seek to maintain a robust suite of authentication and layered information security controls, including our cyber threat analytics, data encryption and tokenization technologies, anti-malware defenses and vulnerability management programs, any one or combination of these controls could fail to detect, mitigate or remediate these risks in a timely manner. Despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, equipment failure, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code, and other events that could result in significant liability and damage to our reputation, and have an ongoing impact on the security and stability of our operations.

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

Further, in light of the high volume of transactions we process, the large number of our clients, partners and counterparties, the increasing sophistication of malicious actors, and our remote work environment in response to the COVID-19 pandemic, a cyber-attack could occur and persist for an extended period of time without detection. We expect that any investigation of a cyber-attack would take substantial amounts of time, and that there may be extensive delays before we obtain full and reliable

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all of which would further increase the costs and consequences of such an attack.

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

Our continued success depends, in part, upon our ability to: (i) successfully maintain and upgrade the capability of our technology systems on a regular basis; (ii) maintain the quality of the information contained in our data processing and communications systems; (iii) address the needs of our clients by using technology to provide products and services that satisfy their demands; and (iv) retain skilled information technology employees. Failure of our technology systems, which could result from events beyond our control, including a systems malfunction or cyber-attack, failure by a third-party service provider, or an inability to effectively upgrade those systems or implement new technology-driven products or services, could result in financial losses, liability to clients, violations of applicable privacy and other applicable laws and regulatory sanctions.

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

Our ability to engage in routine trading and funding transactions could be affected adversely by the actions and commercial soundness of other financial institutions. Financial services institutions are interdependent as a result of trading, clearing, funding, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutional clients. Defaults by, or even rumors or questions about the financial condition of, one or more financial services institutions, or the financial services industry generally, have historically led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. Losses arising in connection with counterparty defaults may have a material adverse effect on our results of operations.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
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

Financial services firms are subject to numerous actual or perceived conflicts of interest, which are routinely examined by U.S. federal and state regulators and SROs such as FINRA and are often used as the basis for claims for legal liability by plaintiffs in actions against us. Our risk management processes include addressing potential conflicts of interest that arise in our business. Management of potential conflicts of interest has become increasingly complex as we expand our business activities. A perceived or actual failure to address conflicts of interest adequately could affect our reputation, the willingness of clients to transact business with us or give rise to litigation or regulatory actions. Therefore, there can be no assurance that conflicts of interest will not arise in the future that could result in material harm to our business and financial condition.

We continue to experience pricing pressures in areas of our business which may impair our future revenue and profitability.

We continue to experience pricing pressures on trading margins and commissions in fixed income and equity trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to price competition and decreased trading margins. In the equity market, we experience pricing pressure from institutional clients to reduce commissions, partially due to the industry trend toward the separate payment for research and execution services. Our trading margins have been further compressed by the shift from high- to low-touch execution services, which has created additional competitive pressure. We believe that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including by reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins.

We face intense competition.

We are engaged in intensely competitive businesses. We compete on the basis of a number of factors, including the quality of our associates, our products and services, pricing (such as execution pricing and fee levels), and location and reputation in relevant markets. Over time, there has been substantial consolidation and convergence among companies in the financial services industry, which has significantly increased the capital base and geographic reach of our competitors. See “Item 1 - Business - Competition” of this Form 10-K for additional information about our competitors.

We compete directly with other national full service broker-dealers, investment banking firms, commercial banks, and investment advisors, and to a lesser extent, with discount brokers and dealers. In addition, we face competition from more recent entrants into the market, including financial technology companies, and increased use of alternative sales channels by other firms. For example, recently several commercial firms and other non-traditional competitors have applied for banking licenses or have entered into partnerships with banks to provide banking services. We also compete indirectly for investment assets with insurance companies, real estate firms and hedge funds, among others. This competition could cause our business to suffer.

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

Our ability to recruit, serve and retain our clients depends on the reputation, judgment, leadership, business generation capabilities and client service skills of our client-serving professionals, members of our executive committees, as well as

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
employees who support revenue-generating professionals and their clients. To compete effectively we must attract, develop, and retain qualified professionals, including successful financial advisors, investment bankers, trading professionals, portfolio managers and other revenue-producing or specialized personnel. Competitive pressures we experience could have an adverse effect on our business, results of operations, financial condition and liquidity.

Turnover in the financial services industry is high. The cost of recruiting and retaining skilled professionals in the financial services industry is considerable. Financial industry employers are increasingly offering guaranteed contracts, upfront payments, and increased compensation. These can be important factors in a current associate’s decision to leave us as well as in a prospective associate’s decision to join us. As competition for skilled professionals in the industry remains intense, we may have to devote significant resources to attract and retain qualified personnel. To the extent we have compensation targets, we may not be able to retain our associates, which could result in increased recruiting expense or result in our recruiting additional associates at compensation levels that are not within our target range. In particular, our financial results may be adversely affected by the costs we incur in connection with any loans or other incentives we may offer to newly recruited financial advisors and other key personnel. If we were to lose the services of any of our investment bankers, senior equity research, sales and trading professionals, asset managers, or executive officers to a competitor or otherwise, we may not be able to retain valuable relationships and some of our clients could choose to use the services of a competitor instead of our services. If we are unable to retain our senior professionals or recruit additional professionals, our reputation, business, results of operations and financial condition will be adversely affected. Further, new business initiatives and efforts to expand existing businesses generally require that we incur compensation and benefits expense before generating additional revenues.

Moreover, companies in our industry whose employees accept positions with competitors frequently claim that those competitors have engaged in unfair hiring practices. We have been subject to several such claims and may be subject to additional claims in the future as we seek to hire qualified personnel, some of whom may work for our competitors. Some of these claims may result in material litigation. We could incur substantial costs in defending against these claims, regardless of their merits. Such claims could also discourage potential associates who work for our competitors from joining us. We participate in the Protocol for Broker Recruiting (“Protocol”), a voluntary agreement among many firms in the industry that governs, among other things, the client information that financial advisors may take with them when they affiliate with a new firm. The ability to bring such customer data to a new broker-dealer generally means that the clients of the financial advisor are more likely to choose to open accounts at the advisor’s new firm.  Participation is voluntary and it is possible that certain of our competitors will withdraw from the Protocol. If the broker-dealers from whom we recruit new financial advisors prevent, or significantly limit, the transfer of client data, our recruiting efforts may be adversely affected and we could continue to experience claims against us relating to our recruiting efforts.

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

We may not be able to obtain additional outside financing to fund our operations on favorable terms, or at all. The impact of a credit rating downgrade to a level below investment grade would result in our breaching provisions in certain of our derivative instruments, and may result in a request for immediate payment and/or ongoing overnight collateralization on our derivative instruments in liability positions. A credit rating downgrade would also result in the firm incurring a higher facility fee on its $500 million unsecured revolving credit facility agreement (the “Credit Facility”), in addition to triggering a higher interest rate applicable to any borrowings outstanding on the line as of and subsequent to such downgrade (see Note 14 of the Notes to Consolidated Financial Statements of this Form 10-K for information on the Credit Facility).

Business growth could increase costs and regulatory and integration risks.

We continue to grow, including through acquisitions and through our recruiting efforts. Integrating acquired businesses, providing a platform for new businesses and partnering with other firms involve risks and present financial, managerial and operational challenges. We may incur significant expense in connection with expanding our existing businesses, recruiting financial advisors or making strategic acquisitions or investments. Our overall profitability would be negatively affected if investments and expenses associated with such growth are not matched or exceeded by the revenues derived from such investments or growth.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Expansion may also create a need for additional compliance, documentation, risk management and internal control procedures, and often involves hiring additional personnel to address these procedures. To the extent such procedures are not adequate or not adhered to with respect to our expanded business or any new business, we could be exposed to a material loss or regulatory sanction.

Moreover, to the extent we pursue acquisitions, we may be unable to complete such acquisitions on acceptable terms. We may be unable to integrate any acquired business into our existing business successfully. Difficulties we may encounter in integrating an acquired business could have an adverse effect on our business, financial condition, and results of operations. In addition, we may need to raise capital or borrow funds in order to finance an acquisition, which could result in dilution or increased leverage. We may not be able to obtain financing on favorable terms or perhaps at all.

Associate misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subject us to significant legal liability and reputational harm.

There is a risk that our associates could engage in misconduct that adversely affects our business. For example, our investment banking business often requires that we deal with confidential matters of great significance to our clients. Our associates interact with clients, customers and counterparties on an ongoing basis. All associates are expected to exhibit the behaviors and ethics that are reflected in our framework of principles, policies and technology to protect both our own information as well as that of our clients. Associate conduct on non–business matters, such as social issues, could be inconsistent with the Company’s policies and ethics and result in reputational harm to our business as a result of their employment or affiliation. If our associates improperly use or disclose confidential information provided by our clients, we could be subject to future regulatory sanctions and suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients. We are also subject to a number of obligations and standards arising from our asset management business and our authority over our assets under management. In addition, our financial advisors may act in a fiduciary capacity, providing financial planning, investment advice and discretionary asset management. The violation of these obligations and standards by any of our associates would adversely affect our clients and us. It is not always possible to deter or prevent every instance of associate misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If our associates engage in misconduct, our business would be adversely affected.

We are exposed to litigation risks, which could materially and adversely impact our business operations and prospects.

Many aspects of our business involve substantial risk of liability. We have been named as a defendant or co-defendant in lawsuits and arbitrations primarily involving claims for damages. The risks associated with potential litigation often may be difficult to assess or quantify and the existence and magnitude of potential claims often remain unknown for substantial periods of time. Unauthorized or illegal acts of our associates could also result in substantial liability.

In challenging market conditions, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have historically increased. Litigation risks include potential liability under securities laws or other laws for: alleged materially false or misleading statements made in connection with securities offerings and other transactions; issues related to our investment recommendations, including the suitability of such recommendations or potential concentration of investments; the inability to sell or redeem securities in a timely manner during adverse market conditions; contractual issues; employment claims; and potential liability for other advice we provide to participants in strategic transactions. Substantial legal liability could have a material adverse financial impact or cause us significant reputational harm, which in turn could seriously harm our business and future business prospects. In addition to the foregoing financial costs and risks associated with potential liability, the costs of defending individual litigation and claims continue to increase over time. The amount of third-party attorneys’ fees incurred in connection with the defense of litigation and claims could be substantial and might materially and adversely affect our results of operations. See “Item 3 - Legal Proceedings” of this Form 10-K for further information about legal matters.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. The Financial Accounting Standards Board (the “FASB”) and the SEC have at times revised the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards may change or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior-period financial statements. For further discussion of our significant accounting estimates, policies and standards, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical accounting estimates” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent accounting developments” of this Form 10-K and Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K.

Our operations could be adversely affected by serious weather conditions.

Certain of our principal operations are located in St. Petersburg, Florida. While we have a business continuity plan that also permits significant operations to be conducted out of remote locations as well as our Southfield, Michigan and Memphis, Tennessee corporate offices and our information systems processing to be conducted out of our information technology data center in the Denver, Colorado area, our operations could be adversely affected by hurricanes or other serious weather conditions that could affect the processing of transactions, communications, and the ability of our associates to get to our offices, or work from home. In addition, since activating certain aspects of our business continuity plan in response to the COVID-19 pandemic to allow nearly all of our associates to work remotely, our associates’ ability to relocate to a secondary location in the event of a power outage or other disruption is limited due to the pandemic. As previously mentioned, weather events could also adversely impact certain loans within RJ Bank’s portfolio.

The phase-out of LIBOR could negatively impact our net interest income and require significant operational work.

The FCA, which regulates the London Interbank Offered Rate (“LIBOR”), has announced that it will not compel panel banks to contribute to LIBOR after 2021. It is likely that banks will not continue to provide submissions for the calculation of LIBOR after 2021 and possibly prior to then. The discontinuance of LIBOR has resulted in significant uncertainty regarding the transition to suitable alternative reference rates and could adversely impact our business, operations, and financial results. Although the full impact of transition remains unclear, this change may have an adverse impact on the value of, return on and trading markets for a broad array of financial products, including any LIBOR-based securities, loans and derivatives that are included in our financial assets and liabilities. If LIBOR is discontinued after 2021 as expected, there will be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments, which may also impact our net interest income and account and service fees. In addition, LIBOR may perform differently during the phase-out period than in the past which could result in lower interest earned on certain assets and a reduction in the value of certain assets.

To facilitate an orderly transition away from LIBOR, we have established an enterprise-wide initiative to assess and implement necessary changes to our contracts, systems, processes, documentation, and models. These changes may also impact our existing transaction data, products, internal infrastructure, and valuation processes.

We are exposed to risks related to our insurance programs.

Our operations and financial results are subject to risks and uncertainties related to our use of a combination of insurance, self-insured retention and self-insurance for a number of risks. We have elected to self-insure our errors and omissions liability and

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
our employee-related health care benefit plans. We have self-insured retention risk related to our property and casualty, workers compensation and general liability benefit plans.

While we endeavor to purchase insurance coverage appropriate to our risk assessment, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages. Our business may be negatively affected if our insurance proves to be inadequate or unavailable. In addition, claims associated with risks we have retained either through our self-insurance retention or by self-insuring may exceed our recorded reserves which could negatively impact future earnings. Insurance claims may divert management resources away from operating our business.

RISKS RELATED TO OUR REGULATORY ENVIRONMENT

Financial services firms are highly regulated and such regulation may increase the risk of financial liability and reputational harm resulting from adverse regulatory actions.

Financial services firms operate in an evolving regulatory environment. The industry has experienced an extended period of significant change in laws and regulations governing the financial services industry, as well as a high degree of scrutiny from various regulators, including the SEC, the Fed, the OCC and the CFPB, in addition to stock exchanges, FINRA and state attorneys general. For example, the Dodd-Frank Act resulted in sweeping changes to the regulatory regime, including a significant increase in the supervision and regulation of the financial services industry. Penalties and fines imposed by regulatory authorities have been substantial in recent years. We may be adversely affected by changes in the interpretation or enforcement of existing laws, rules and regulations. Existing and new laws and regulations could affect our revenue, limit our ability to pursue business opportunities, impact the value of our assets, require us to alter at least some of our business practices, impose additional compliance costs, and otherwise adversely affect our businesses.

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

We are also required to comply with the Volcker Rule’s provisions. Although we have not historically engaged in significant levels of proprietary trading, due to our underwriting and trading activities and our investments in covered funds, we have experienced and expect to continue to experience increased operational and compliance costs and changes to our private equity investments. Any changes to regulations or changes to the supervisory approach may also result in increased compliance costs to the extent we are required to modify our existing compliance policies, procedures and practices.

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

In addition, we have certain international business operations that are subject to laws, regulations, and standards in the countries in which we operate. Any violations of these laws, regulations or standards could subject us to a range of potential regulatory events or outcomes that could have a material adverse effect on our business, financial condition and prospects including potential adverse impacts on continued operations in the relevant international jurisdiction.

Regulatory actions brought against us may result in judgments, settlements, fines, penalties or other results, any of which could have a material adverse effect on our business, financial condition or results of operations. There is no assurance that regulators will be satisfied with the policies and procedures implemented by RJF and its subsidiaries. In addition, from time to time, RJF and its subsidiaries may become subject to additional findings with respect to supervisory, compliance or other regulatory deficiencies, which could subject us to additional liability, including penalties and restrictions on our business activities. Among other things, these restrictions could limit our ability to make investments, complete acquisitions, expand into new

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
business lines, pay dividends on our common stock and/or engage in share repurchases. See “Item 1 - Business - Regulation” of this Form 10-K for additional information regarding our regulatory environment.

Changes in requirements relating to the standard of conduct for broker-dealers applicable under federal and state law have increased our costs.

In June 2019, the SEC adopted a package of rulemakings and interpretations related to the provision of advice by broker-dealers and investment advisers, including Regulation Best Interest. Since June 30, 2020, Regulation Best Interest requires, among other things, a broker-dealer to act in the best interest of a retail customer when making a recommendation to that customer of any securities transaction or investment strategy involving securities. The regulation imposes heightened standards on broker-dealers, and we have incurred substantial costs in order to review and modify our policies and procedures, including associated supervisory and compliance controls. We anticipate that we will continue to incur costs in the future to comply with the standard.

In addition to the SEC, various states have adopted, or are considering adopting, laws and regulations seeking to impose new standards of conduct on broker-dealers that, as written, differ from the SEC’s new regulations and may lead to additional implementation costs. Implementation of the new SEC regulations, as well as any new state rules that are adopted addressing similar matters, has resulted in (and may continue to result in) increased costs related to compliance, legal, operations and information technology.

Numerous regulatory changes and enhanced regulatory and enforcement activity relating to our investment management activities may increase our compliance and legal costs and otherwise adversely affect our business.

As some of our wholly-owned subsidiaries are registered as investment advisors with the SEC, increased regulatory scrutiny and rulemaking initiatives may result in additional operational and compliance costs or the assessment of significant fines or penalties against our asset management business, and may otherwise limit our ability to engage in certain activities. While it is not possible to determine the extent of the long-term impact of any new laws or regulations that have been promulgated, or initiatives that have been or may be proposed, even the short-term impact of preparing for or implementing changes to our infrastructure and processes could negatively impact the ways we conduct business and increase our compliance and legal costs. Conformance with any new law or regulations could also make compliance more difficult and expensive and affect our product and service offerings.

Investment management businesses have been affected by the SEC’s Regulation Best Interest which, in addition to creating a standard of care a financial advisor owes its clients, also impacts investment advice provided by investment advisers. The result has been increased scrutiny within the industry regarding how advisory products are offered and sold. Such changes could impact our revenues and profitability. In addition, the SEC and other regulators continue to scrutinize broker-dealer platforms. With respect to mutual funds, for example, the SEC’s well-publicized Share Class Selection Disclosure Initiative has required Raymond James’ affiliated broker-dealers and others to make changes to the availability of mutual funds and mutual fund share classes on their distribution platforms. Such changes could impact mutual fund sales, including those sponsored by our subsidiaries, and affect our profitability.

In addition, U.S. and foreign governments have taken regulatory actions impacting the investment management industry, and may continue to do so including expanding current (or enacting new) standards, requirements and rules that may be applicable to us and our subsidiaries. For example, MiFID II in the E.U. requires the use of “hard dollars” for research, as opposed to the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors. The research relied on in our investment management activities in the investment decision-making process is typically generated internally by our investment analysts or external research, including external research paid for with soft dollars. This external research is generally used for information gathering or verification purposes, and includes broker-provided research, as well as third-party provided databases and research services. If the use of soft dollars were to become limited in the U.S., we may have to bear some of these additional costs.

New regulations regarding the management of hedge funds and the use of certain investment products, including additional recordkeeping and disclosure requirements, may also impact our asset management business and result in increased costs.

Failure to comply with regulatory capital requirements primarily applicable to RJF, RJ Bank or our broker-dealer subsidiaries would significantly harm our business.

As discussed in “Item 1 - Business - Regulation” of this Form 10-K, RJF and RJ Bank are subject to capital requirements administered by various federal regulators in the U.S. and, accordingly, must meet specific capital guidelines that involve

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
quantitative measures of RJF and RJ Bank’s assets, liabilities and certain off-balance sheet items, as calculated under regulatory guidelines. Failure to meet minimum capital requirements can trigger certain mandatory (and potentially discretionary) actions by regulators that, if undertaken, could harm either RJF or RJ Bank’s operations and financial condition. Further, we are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and FINRA’s net capital rule, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiaries. RJ Ltd. is subject to similar limitations under applicable regulations in Canada by IIROC. Additionally, our U.S. entities operating as nonbank custodians of Individual Retirement Accounts (“IRAs”) must also satisfy certain Internal Revenue Service (“IRS”) regulations in order to accept new IRA and qualified plans and retain the accounts for which it serves as nonbank custodian. Regulatory capital requirements applicable to some of our significant subsidiaries may impede access to funds that RJF may need to make payments on any of its obligations. See Note 22 of the Notes to Consolidated Financial Statements of this Form 10-K for further information on regulations and capital requirements.

The Basel III regulatory capital standards impose additional capital and other requirements on us that could decrease our profitability.

The Fed, the OCC and the FDIC have implemented the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Act. The U.S. Basel III Rules increase the quantity and quality of regulatory capital, establish a capital conservation buffer and make selected changes to the calculation of risk-weighted assets. We became subject to the requirements under the final U.S. Basel III Rules as of January 1, 2015, subject to a phase-in period for several of its provisions, including the new minimum capital ratio requirements, the capital conservation buffer and the regulatory capital adjustments and deductions. The capital requirements stipulated under the U.S. Basel III Rules could restrict our ability to grow during favorable market conditions or require us to raise additional capital. As a result, our business, results of operations, financial condition and prospects could be adversely affected.

As a financial holding company, RJF’s liquidity depends on payments from its subsidiaries, which may be subject to regulatory restrictions.

RJF as a financial holding company depends on dividends, distributions and other payments from its subsidiaries in order to meet its obligations, including its debt service obligations. RJF’s subsidiaries are subject to laws and regulations that restrict dividend payments or authorize regulatory bodies to prevent or reduce the flow of funds from those subsidiaries to RJF. RJF’s broker-dealers and bank subsidiary are limited in their ability to lend or transact with affiliates and are subject to minimum regulatory capital and other requirements, as well as limitations on their ability to use funds deposited with them in brokerage or bank accounts to fund their businesses. These requirements may hinder RJF’s ability to access funds from its subsidiaries. RJF may also become subject to a prohibition or limitations on its ability to pay dividends or repurchase its common stock. The federal banking regulators, including the OCC, the Fed and the FDIC, as well as the SEC (through FINRA) have the authority and under certain circumstances, the obligation, to limit or prohibit dividend payments and stock repurchases by the banking organizations they supervise, including RJF and its bank subsidiaries.

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

As discussed in “Item 1 - Business - Regulation” of this Form 10-K, certain amendments to the CRA have not yet been finalized. These developments create further uncertainty for RJ Bank and others in planning their CRA activities. Any revisions to the final regulations that implement the CRA may negatively impact our business, including through increased costs related to compliance.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
ITEM 2. PROPERTIES

We operate our business from our principal location in St. Petersburg, Florida in 1.25 million square feet of office space that we own in the Carillon Office Park. We conduct certain operations from our owned facility in Southfield, Michigan, comprising approximately 90,000 square feet, and operate a 40,000 square foot information technology data center on land we own in the Denver, Colorado area. Generally, our owned locations and principal leases, identified below, support all of our business segments.

We lease the premises we occupy in other U.S. and foreign locations, including employee-based branch office operations. Leases for branch offices for independent contractors are the responsibility of the respective independent contractor financial advisors and are not included in the amounts listed below. Our leases contain various expiration dates through fiscal year 2032. Our principal leases are in the following locations:

•We occupy leased space of approximately 190,000 square feet in Memphis, Tennessee, along with approximately 130,000 square feet in New York City, 70,000 square feet in Chicago and 30,000 square feet in Denver, with other office and branch locations throughout the U.S.;

•We occupy leased space of approximately 80,000 and 85,000 square feet in Vancouver and Toronto, respectively, along with other office and branch locations throughout Canada;

•We occupy leased space of approximately 30,000 square feet in London, along with other office locations in Europe, primarily in Germany.

Additionally, we own approximately 65 acres of land located in Pasco County, Florida for potential development, as needed. We regularly monitor the facilities owned or occupied by our company to ensure that they suit our needs. To the extent that they do not meet our needs, we expand, contract or relocate, as necessary.

See Note 2 and Note 12 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding our lease obligations.

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

We may contest liability and/or the amount of damages, as appropriate, in each pending matter. Over the last several years, the level of litigation and investigatory activity (both formal and informal) by government and self-regulatory agencies in the financial services industry continues to be significant. There can be no assurance that material losses will not be incurred from claims that have not yet been asserted or are not yet determined to be material.

For many legal and regulatory matters, we are unable to estimate a range of reasonably possible loss as we cannot predict if, how or when such proceedings or investigations will be resolved or what the eventual settlement, fine, penalty or other relief, if any, may be. A large number of factors may contribute to this inherent unpredictability: the proceeding is in its early stages; the damages sought are unspecified, unsupported or uncertain; it is unclear whether a case brought as a class action will be allowed to proceed on that basis; the other party is seeking relief other than or in addition to compensatory damages (including, in the case of regulatory and governmental proceedings, potential fines and penalties); the matters present significant legal uncertainties; we have not engaged in settlement discussions; discovery is not complete; there are significant facts in dispute; and numerous parties are named as defendants (including where it is uncertain how liability might be shared among defendants). Subject to the foregoing, after consultation with counsel, we believe that the outcome of such litigation and regulatory proceedings will not have a material adverse effect on our consolidated financial condition. However, the outcome of such litigation and regulatory proceedings could be material to our operating results and cash flows for a particular future period, depending on, among other things, our revenues or income for such period.

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

See Note 17 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding legal and regulatory matter contingencies, and refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical accounting estimates” in the section “Loss provisions for legal and regulatory matters” and Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K for information on our criteria for establishing accruals.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “RJF.” As of November 19, 2020, we had 323 holders of record of our common stock. Shares of our common stock are held by a substantially greater number of beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.

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

We did not have any sales of unregistered securities for the fiscal years ended September 30, 2020, 2019 or 2018.

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described in the following paragraphs. The following table presents information on our purchases of our own stock, on a monthly basis, for the twelve months ended September 30, 2020.

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) at each month-end, of securities that may yet be purchased under the plans or programs
October 1, 2019 – October 31, 2019	5,582	$84.80	—	$750
November 1, 2019 – November 30, 2019	86,720	$89.35	—	$750
December 1, 2019 – December 31, 2019	132,723	$89.33	125,567	$739
First quarter	225,025	$89.23	125,567

January 1, 2020 – January 31, 2020	40,106	$89.74	32,988	$736
February 1, 2020 – February 29, 2020	721,432	$89.47	719,250	$672
March 1, 2020 – March 31, 2020	1,800,682	$74.94	1,795,764	$537
Second quarter	2,562,220	$79.26	2,548,002

April 1, 2020 – April 30, 2020	—	$—	—	$537
May 1, 2020 – May 31, 2020	—	$—	—	$537
June 1, 2020 – June 30, 2020	—	$—	—	$537
Third quarter	—	$—	—

July 1, 2020 – July 31, 2020	—	$—	—	$537
August 1, 2020 – August 31, 2020	115,594	$71.16	113,002	$529
September 1, 2020 – September 30, 2020	565,719	$74.27	565,085	$487
Fourth quarter	681,313	$73.74	678,087
Fiscal year total	3,468,558	$78.82	3,351,656

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
In the preceding table, the total number of shares purchased includes shares purchased pursuant to the Restricted Stock Trust Fund, which was established to acquire our common stock in the open market and used to settle restricted stock units (“RSUs”) granted as a retention vehicle for certain employees of our wholly-owned Canadian subsidiaries. For more information on this trust fund, see Note 2 and Note 8 of the Notes to Consolidated Financial Statements of this Form 10-K. These activities do not utilize the repurchase authorization presented in the preceding table.

The total number of shares purchased also includes shares repurchased as a result of employees surrendering shares as payment for option exercises or withholding taxes. These activities do not utilize the repurchase authorization presented in the preceding table.

ITEM 6. SELECTED FINANCIAL DATA

	Year ended September 30,
in millions, except per share amounts	2020	2019	2018	2017	2016
Operating results:
Net revenues	$7,990	$7,740	$7,274	$6,371	$5,405
Net income	$818	$1,034	$857	$636	$529
Earnings per common share - basic	$5.94	$7.32	$5.89	$4.43	$3.72
Earnings per common share - diluted	$5.83	$7.17	$5.75	$4.33	$3.65
Weighted-average common shares outstanding - basic	137.6	141.0	145.3	143.3	141.8
Weighted-average common and common equivalent shares outstanding - diluted	140.2	144.0	148.8	146.6	144.5
Dividends per common share - declared	$1.48	$1.36	$1.10	$0.88	$0.80

Financial condition:
Total assets	$47,482	$38,830	$37,413	$34,883	$31,487
Long-term borrowings:
Non-current portion of other borrowings	$858	$889	$894	$899	$604
Non-current portion of senior notes payable	$2,050	$1,550	$1,550	$1,550	$1,700
Total long-term borrowings	$2,908	$2,439	$2,444	$2,449	$2,304
Total equity attributable to Raymond James Financial, Inc.	$7,114	$6,581	$6,368	$5,582	$4,917
Shares outstanding	136.6	137.8	145.6	144.1	141.5
Book value per share	$52.08	$47.76	$43.73	$38.74	$34.73

Amounts related to senior notes payable exclude the impact of debt issuance costs and unaccreted discounts or premiums.

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

EXECUTIVE OVERVIEW

Year ended September 30, 2020 compared with the year ended September 30, 2019

Net revenues of $7.99 billion for our fiscal year ended September 30, 2020 increased $250 million, or 3%. Pre-tax income of $1.05 billion decreased $323 million, or 23%, and our net income of $818 million decreased $216 million, or 21%. Our earnings per diluted share were $5.83, reflecting a 19% decrease. Our return on equity (“ROE”) was 11.9%, compared with 16.2% for the prior year, and return on tangible common equity (“ROTCE”) was 13.0%(1), compared with 17.8%(1) for the prior year. Our financial results were significantly impacted by the direct and indirect impacts of the COVID-19 pandemic.

The COVID-19 pandemic and related government-imposed and other measures intended to control the spread of the disease, including restrictions on travel and the conduct of business, such as stay-at-home orders, quarantines, travel bans, border closings, business closures and other similar measures, had a significant impact on global economic conditions and the environment in which we operated during our 2020 fiscal year. In response to the pandemic, in March 2020 we activated certain aspects of our business continuity plans endeavoring to protect our associates and our clients. As a result, nearly all of our associates transitioned to working remotely, while still maintaining our high standards of client service. Although economies began to reopen during the latter portion of our fiscal third quarter and continued to progress during our fourth quarter, a substantial portion of our associates continued to work remotely through the end of our fiscal year.

The COVID-19 pandemic had varied impacts across our businesses. While certain of our businesses benefited from increased volatility and higher levels of client activity caused by the pandemic, our results were significantly and negatively affected by the significant reduction in interest rates implemented by The Federal Reserve in March 2020. The economic impact and uncertainty attributable to the pandemic also resulted in factors that contributed to an elevated bank loan loss provision. Uncertainty carries over into our 2021 fiscal year with regard to the extent and duration of the disruptions related to the pandemic, as well as its continuing impacts on the global economy. The extent of such effects will depend on future developments, which are highly uncertain.

As a result of the economic environment, in September 2020 we announced a reduction in workforce and as a result recognized $46 million of related expenses in our fiscal fourth quarter of 2020. Excluding these expenses and a $7 million loss related to the pending disposition of our interests in certain entities in our Capital Markets segment that operate predominately in France, adjusted net income was $858 million(1), a decrease of 20% compared with adjusted net income of $1.07 billion(1) for the prior year. The prior year included a $19 million goodwill impairment charge associated with our Canadian Capital Markets business and a $15 million loss on the sale of our operations related to research, sales and trading of European equities, which did not recur in fiscal year 2020. Adjusted earnings per diluted share were $6.11(1), a 17% decrease compared with adjusted earnings per diluted share of $7.40(1) for the prior year. Our adjusted ROE was 12.5%(1), compared with 16.7%(1) for the prior year, and adjusted ROTCE was 13.6%(1), compared with 18.4%(1) for the prior year.

(1) “ROTCE,” “Adjusted net income,” “adjusted earnings per diluted share,” “adjusted ROE” and “adjusted ROTCE” are each non-GAAP financial measures. Please see the “Reconciliation of non-GAAP financial measures to GAAP financial measures” in this MD&A for a reconciliation of our non-GAAP measures to the most directly comparable GAAP measures and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

A $250 million increase in net revenues compared with the prior year was driven by higher asset management and related administrative fees, primarily attributable to higher PCG assets in fee-based accounts, as well as strong fixed income brokerage revenues and investment banking revenues. Offsetting these increases were the negative impacts of lower short-term interest rates on our net interest income and RJBDP fees from third-party banks, and valuation losses on private equity investments, a portion of which was attributable to noncontrolling interests (reflected as an offset in other expenses).

Compensation, commissions and benefits expense increased $378 million, or 7%, mostly due to an increase in revenues, which primarily include asset management and related administrative fees, brokerage revenues and investment banking revenues. Certain of our revenue streams, such as net interest income, do not have a direct associated payout; therefore, changes in these revenue streams do not directly impact our compensation-related expenses but do affect our ratio of compensation, commissions and benefits expense to net revenues (“compensation ratio”). Our compensation ratio increased to 68.4%, compared with 65.7% for the prior year, primarily due to the negative impact of lower interest rates on revenue streams that are not directly compensable, such as net interest income and RJBDP fees from third-party banks.

Non-compensation expenses increased $195 million, or 15%, due to a $211 million increase in the bank loan loss provision, which was $233 million in the current year compared with $22 million in the prior year, and the aforementioned $46 million of reduction in workforce expenses. These increases were partially offset by a significant decline in business development expenses, due to lower travel and conference-related expenses during the second half of the fiscal year as a result of the COVID-19 pandemic.

Our effective income tax rate was 22.2% for fiscal 2020, a decrease compared with the 24.8% effective tax rate for fiscal year 2019, primarily due to non-taxable gains on our corporate-owned life insurance portfolio.

We ended fiscal 2020 with capital ratios well in excess of regulatory requirements and substantial liquidity, with over $2 billion(1) of cash at the parent company, which included the proceeds of a $500 million 10-year senior notes issuance at the end of our fiscal second quarter of 2020. Pursuant to our Board of Directors’ share repurchase authorization, we repurchased approximately 3.4 million shares of common stock during fiscal year 2020 for $263 million at an average price of approximately $78.50 per share. Due to heightened market uncertainty as a result of the COVID-19 pandemic, share repurchases were suspended from mid-March through our fiscal third quarter but were resumed in our fiscal fourth quarter to offset dilution related to our share-based compensation. We expect to continue share repurchases in fiscal 2021 to offset dilution and may make additional share repurchases, as appropriate. As of September 30, 2020, we had $487 million of availability remaining under the previously-announced authorization.

Certain of the impacts of the COVID-19 pandemic are likely to continue to affect our results in fiscal 2021. Our net interest income and RJBDP fees from third-party banks will likely reflect the full-year impact of the 150 basis point reduction by the Federal Reserve of its benchmark short-term interest rate in March 2020, as we do not anticipate short-term interest rates to recover to the beginning of the fiscal year 2020 level during fiscal 2021. In Capital Markets, market uncertainty during the pandemic may result in volatility of both brokerage revenues and investment banking revenues. While our results during fiscal 2020 were negatively impacted by elevated bank loan loss provisions, including losses on certain corporate loans that were sold during the year, further market deterioration could result in additional provisions in fiscal 2021. The timing and amount of the business development expenses we will incur in fiscal 2021 will be heavily influenced by the progression of the COVID-19 pandemic. We continue to pursue opportunities to reduce costs and invest in and implement efficiencies in our processes to remain well-positioned for future growth and success.

A summary of our financial results by segment compared to the prior year is as follows:

•PCG segment net revenues of $5.55 billion increased 4%, while pre-tax income of $539 million decreased 7%. The $193 million increase in net revenues was primarily attributable to an increase in asset management and related administrative fees due to higher average assets in fee-based accounts, partially offset by decreases in RJBDP fees from third-party banks and net interest income due to lower short-term interest rates. Non-interest expenses increased $233 million, or 5%, primarily resulting from an increase in compensation expenses largely due to the growth in compensable net revenues, primarily asset management and related administrative fees.

(1) For additional information, please see the “Liquidity and capital resources - Sources of liquidity” section in this MD&A.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

•Capital Markets net revenues of $1.29 billion increased 19% and pre-tax income of $225 million increased 105%. The $208 million increase in net revenues was primarily due to an increase in fixed income brokerage revenues, due to higher client activity, as well as increases in equity and debt underwriting revenues. These increases were partially offset by a decline in merger & acquisition revenues. Non-interest expenses increased $93 million, or 10%, due to higher compensation expenses, primarily attributable to the increase in revenues.

•Asset Management segment net revenues of $715 million increased 3% and pre-tax income of $284 million increased 12%. The increase in net revenues was driven by higher assets in fee-based programs offered to PCG clients and market appreciation, which offset net outflows at Carillon Town Advisers.

•RJ Bank net revenues of $765 million decreased 10% and pre-tax income of $196 million decreased 62%. The $81 million decrease in net revenues reflected the negative impact of lower short-term interest rates, which more than offset the growth in interest-earning assets. Non-interest expenses increased $238 million, or 72%, primarily due to a $211 million increase in the loan loss provision.

•Our Other segment reflected a pre-tax loss that was $110 million larger compared to the prior year, primarily due to the aforementioned $46 million in reduction in workforce expenses, private equity valuation losses, as compared to gains in the prior year, lower interest income on corporate cash balances due to lower short-term interest rates, and increased interest expense, due to the issuance of $500 million of senior notes at the end of the fiscal second quarter.

Year ended September 30, 2019 compared with the year ended September 30, 2018

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Form 10-K for a discussion of our fiscal 2019 results compared to fiscal 2018.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES TO GAAP FINANCIAL MEASURES

We utilize certain non-GAAP financial measures as additional measures to aid in, and enhance, the understanding of our financial results and related measures. These non-GAAP financial measures include adjusted net income, adjusted earnings per diluted share, adjusted return on equity, ROTCE, and adjusted ROTCE. We believe certain of these non-GAAP financial measures provides useful information to management and investors by excluding certain material items that may not be indicative of our core operating results. We utilize these non-GAAP financial measures in assessing the financial performance of the business, as they facilitate a meaningful comparison of current- and prior-period results. We believe that ROTCE is meaningful to investors as this measure facilitates comparison of our results to the results of other companies. In the following tables, the tax effect of non-GAAP adjustments reflects the statutory rate associated with each non-GAAP item. These non-GAAP financial measures should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP. In addition, our non-GAAP financial measures may not be comparable to similarly titled non-GAAP financial measures of other companies. The following tables provide a reconciliation of non-GAAP financial measures to the most directly comparable GAAP measures for those periods which include non-GAAP adjustments.

	Year ended September 30,
$ in millions, except per share amounts	2020	2019
Net income	$818	$1,034
Non-GAAP adjustments:
Acquisition and disposition-related expenses	7	15
Reduction in workforce expenses	46	—
Goodwill impairment	—	19
Pre-tax impact of non-GAAP adjustments	53	34
Tax effect of non-GAAP adjustments	(13)	—
Total non-GAAP adjustments, net of tax	40	34
Adjusted net income	$858	$1,068

Earnings per diluted share	$5.83	$7.17
Non-GAAP adjustments:
Acquisition and disposition-related expenses	0.05	0.10
Reduction in workforce expenses	0.32	—
Goodwill impairment	—	0.13
Pre-tax impact of non-GAAP adjustments	0.37	0.23
Tax effect of non-GAAP adjustments	(0.09)	—
Total non-GAAP adjustments, net of tax	0.28	0.23
Adjusted earnings per diluted share	$6.11	$7.40

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

	Year ended September 30,
$ in millions	2020	2019
Return on equity
Average equity	$6,860	$6,392
Impact on average equity of non-GAAP adjustments:
Acquisition and disposition-related expenses	1	12
Reduction in workforce expenses	9	—
Goodwill impairment	—	4
Pre-tax impact of non-GAAP adjustments	10	16
Tax effect of non-GAAP adjustments	(2)	—
Total non-GAAP adjustments, net of tax	8	16
Adjusted average equity	$6,868	$6,408

Average equity	$6,860	$6,392
Less:
Average goodwill and identifiable intangible assets, net	605	630
Average deferred tax liabilities, net	(31)	(31)
Average tangible common equity	$6,286	$5,793
Impact on average tangible common equity of non-GAAP adjustments:
Acquisition and disposition-related expenses	1	12
Reduction in workforce expenses	9	—
Goodwill impairment	—	4
Pre-tax impact of non-GAAP adjustments	10	16
Tax effect of non-GAAP adjustments	(2)	—
Total non-GAAP adjustments, net of tax	8	16
Adjusted average tangible common equity	$6,294	$5,809

Return on equity	11.9%	16.2%
Adjusted return on equity	12.5%	16.7%
Return on tangible common equity	13.0%	17.8%
Adjusted return on tangible common equity	13.6%	18.4%

Average equity is computed by adding the total equity attributable to RJF as of each quarter-end date during the indicated fiscal year to the beginning of the year total and dividing by five, or in the case of average tangible common equity, computed by adding tangible common equity as of each quarter-end date during the indicated fiscal year to the beginning of year total, and dividing by five. Adjusted average equity is computed by adjusting for the impact on average equity of the non-GAAP adjustments, as applicable for each respective period. Adjusted average tangible common equity is computed by adjusting for the impact on average tangible common equity of the non-GAAP adjustments, as applicable for each respective period.

ROE is computed by dividing net income by average equity for each respective period or, in the case of ROTCE, computed by dividing net income by average tangible common equity for each respective period. Adjusted ROE is computed by dividing adjusted net income by adjusted average equity for each respective period, or in the case of adjusted ROTCE, computed by dividing adjusted net income by adjusted average tangible common equity for each respective period.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

SEGMENTS

The following table presents our consolidated and segment net revenues and pre-tax income/(loss) for the years indicated.

	Year ended September 30,			% change
$ in millions	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Total company
Net revenues	$7,990	$7,740	$7,274	3%	6%
Pre-tax income	$1,052	$1,375	$1,311	(23)%	5%

Private Client Group
Net revenues	$5,552	$5,359	$5,093	4%	5%
Pre-tax income	$539	$579	$576	(7)%	1%

Capital Markets
Net revenues	$1,291	$1,083	$964	19%	12%
Pre-tax income	$225	$110	$91	105%	21%

Asset Management
Net revenues	$715	$691	$654	3%	6%
Pre-tax income	$284	$253	$235	12%	8%

RJ Bank
Net revenues	$765	$846	$727	(10)%	16%
Pre-tax income	$196	$515	$492	(62)%	5%

Other
Net revenues	$(82)	$5	$(15)	NM	NM
Pre-tax loss	$(192)	$(82)	$(83)	(134)%	1%

Intersegment eliminations
Net revenues	$(251)	$(244)	$(149)	NM	NM

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

NET INTEREST ANALYSIS

The following table presents the high, low and end of period target federal funds rates for our fiscal years ended September 30, 2020, 2019 and 2018, respectively.

	Target federal funds rate
Twelve months ended:	Low	High	End of period
September 30, 2020	0.00%	1.75%	0% - 0.25%
September 30, 2019	1.75%	2.50%	1.75% - 2.00%
September 30, 2018	1.00%	2.25%	2.00% - 2.25%

In response to macroeconomic concerns resulting from the COVID-19 pandemic, the Federal Reserve decreased its benchmark short-term interest rate in March 2020 to a range of 0-0.25%, a decrease of 150 basis points. This decrease, as well as the interest rate cuts implemented in calendar 2019 (225 basis points in total) have had a negative impact on our fiscal year 2020 results, as we have certain assets and liabilities, primarily held in our PCG, RJ Bank and Other segments, which are sensitive to changes in interest rates. Fees we earn from third-party banks on client cash balances swept to such banks as part of the RJBDP are also sensitive to changes in interest rates. The negative impact of the decline in short-term interest rates outweighed the growth in interest-earning assets and RJBDP balances swept to third-party banks compared with the prior year. Although our results for fiscal 2020 were impacted by the March rate cuts for a portion of the year, if interest rates remain at the September 2020 levels throughout fiscal 2021, we expect our financial results in fiscal 2021 will include a full twelve-month impact of the interest rate cuts.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following table presents our consolidated average interest-earning asset and interest-bearing liability balances, interest income and expense and the related yields and rates. Average balances are calculated on a daily basis, with the exception of Loans to financial advisors, net and Corporate cash and all other, which are calculated based on the average of the end-of-month balances for each month within the period.

	Year ended September 30,
	2020			2019			2018
$ in millions	Average balance	Interest inc./exp.	Average yield/cost	Average balance	Interest inc./exp.	Average yield/cost	Average balance	Interest inc./exp.	Average yield/cost
Interest-earning assets:
Assets segregated pursuant to regulations	$3,040	$28	0.91%	$2,399	$59	2.47%	$3,011	$53	1.76%
Trading instruments	545	20	3.65%	733	26	3.56%	693	23	3.32%
Available-for-sale securities	4,250	83	1.94%	2,872	69	2.39%	2,531	52	2.07%
Margin loans	2,206	84	3.82%	2,584	122	4.73%	2,590	107	4.14%
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	7,885	275	3.43%	8,070	378	4.62%	7,619	326	4.22%
CRE construction loans	209	9	4.10%	221	12	5.51%	166	8	5.08%
CRE loans	3,688	120	3.21%	3,451	159	4.53%	3,231	133	4.06%
Tax-exempt loans	1,246	33	3.35%	1,284	35	3.36%	1,146	30	3.42%
Residential mortgage loans	4,874	148	3.04%	4,091	135	3.30%	3,448	109	3.16%
SBL and other	3,559	112	3.10%	3,139	145	4.57%	2,690	111	4.09%
Loans held for sale	130	5	3.70%	151	7	4.73%	126	5	4.01%
Total bank loans, net	21,591	702	3.25%	20,407	871	4.26%	18,426	722	3.93%
Loans to financial advisors, net	978	20	2.01%	916	18	2.01%	882	15	1.71%
Corporate cash and all other	6,077	63	1.05%	4,658	116	2.48%	4,007	72	1.79%
Total interest-earning assets	$38,687	$1,000	3.45%	$34,569	$1,281	3.71%	$32,140	$1,044	3.25%

Interest-bearing liabilities:
Bank deposits:
Savings, money market and Negotiable Order of Withdrawal (“NOW”) accounts	$23,629	$21	0.09%	$20,889	$120	0.58%	$18,473	$60	0.32%
Certificates of deposit	1,006	20	2.03%	536	12	2.24%	372	6	1.67%
Trading instrument liabilities	192	3	1.58%	292	7	2.50%	278	7	2.64%
Brokerage client payables	3,922	11	0.29%	3,326	21	0.62%	4,147	15	0.37%
Other borrowings	891	20	2.25%	926	21	2.30%	914	22	2.41%
Senior notes payable	1,798	85	4.73%	1,550	73	4.70%	1,549	73	4.69%
Other	406	18	3.04%	738	29	3.91%	599	19	3.10%
Total interest-bearing liabilities	$31,844	$178	0.54%	$28,257	$283	1.00%	$26,332	$202	0.77%
Net interest income		$822			$998			$842

Nonaccrual loans are included in the average loan balances in the preceding table. Any payments received for corporate nonaccrual loans are applied entirely to principal. Income on residential mortgage nonaccrual loans is recognized on a cash basis.

Fee income on bank loans included in interest income for the years ended September 30, 2020, 2019 and 2018 was $11 million, $18 million and $24 million, respectively.

The yield on tax-exempt loans in the preceding table is presented on a tax-equivalent basis utilizing the applicable federal statutory rates for each of the years presented.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

RESULTS OF OPERATIONS – PRIVATE CLIENT GROUP

Through our PCG segment, we provide financial planning, investment advisory and securities transaction services for which we charge either asset-based fees (presented in “Asset management and related administrative fees”) or sales commissions (presented in “Brokerage revenues”). We also earn revenues for distribution and related support services performed related primarily to mutual funds, fixed and variable annuities and insurance products. Revenues of this segment are typically correlated with the level of PCG client AUA, including fee-based accounts, as well as the overall U.S. equity markets. In periods where equity markets improve, AUA and client activity generally increase, thereby having a favorable impact on net revenues.

We also earn certain servicing fees, such as omnibus and education and marketing support fees, from mutual fund and annuity companies whose products we distribute. Servicing fees earned from mutual fund and annuity companies are based on the level of assets, a flat fee or number of positions in such programs. We also earn fees from banks to which we sweep clients’ cash in the RJBDP, including both third-party banks and RJ Bank. Such fees are included in “Account and service fees.” See “Clients’ domestic cash sweep balances” in the “Selected key metrics” section for further information about fees earned from the RJBDP.

Net interest income in the PCG segment is primarily generated by interest earnings on margin loans provided to clients and on assets segregated pursuant to regulations, less interest paid on client cash balances in the Client Interest Program (“CIP”). Higher client cash balances generally lead to increased interest income, depending on spreads realized in the CIP. For more information on client cash balances, see “Clients’ domestic cash sweep balances” in the “Selected key metrics” section.

For an overview of our PCG segment operations, refer to the information presented in “Item 1 - Business” of this Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Operating results

	Year ended September 30,			% change
$ in millions	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenues:
Asset management and related administrative fees	$3,162	$2,820	$2,517	12%	12%
Brokerage revenues:
Mutual and other fund products	567	599	703	(5)%	(15)%
Insurance and annuity products	397	412	414	(4)%	—
Equities, ETFs and fixed income products	419	378	432	11%	(13)%
Total brokerage revenues	1,383	1,389	1,549	—	(10)%
Account and service fees:
Mutual fund and annuity service fees	348	334	332	4%	1%
RJBDP fees:
Third-party banks	150	280	262	(46)%	7%
RJ Bank	180	173	92	4%	88%
Client account and other fees	129	122	111	6%	10%
Total account and service fees	807	909	797	(11)%	14%
Investment banking	41	32	35	28%	(9)%
Interest income	155	225	193	(31)%	17%
All other	27	26	30	4%	(13)%
Total revenues	5,575	5,401	5,121	3%	5%
Interest expense	(23)	(42)	(28)	(45)%	50%
Net revenues	5,552	5,359	5,093	4%	5%
Non-interest expenses:
Financial advisor compensation and benefits	3,428	3,190	3,051	7%	5%
Administrative compensation and benefits	971	933	835	4%	12%
Total compensation, commissions and benefits	4,399	4,123	3,886	7%	6%
Non-compensation expenses:
Communications and information processing	251	235	220	7%	7%
Occupancy and equipment	175	168	154	4%	9%
Business development	79	124	115	(36)%	8%
Professional fees	33	33	46	—	(28)%
All other	76	97	96	(22)%	1%
Total non-compensation expenses	614	657	631	(7)%	4%
Total non-interest expenses	5,013	4,780	4,517	5%	6%
Pre-tax income	$539	$579	$576	(7)%	1%

Selected key metrics

PCG client asset balances

	As of September 30,
$ in billions	2020	2019	2018
AUA	$883.3	$798.4	$755.7
Assets in fee-based accounts (1)	$475.3	$409.1	$366.3
Percent of AUA in fee-based accounts	53.8%	51.2%	48.5%

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

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

PCG assets under administration increased compared to the prior year due to equity market appreciation and the net addition of financial advisors. In addition, PCG assets in fee-based accounts continued to increase as a percentage of overall PCG assets under administration due to clients’ increased preference for fee-based alternatives versus transaction-based accounts. As a result of the shift to fee-based accounts over the past several years, a larger portion of our PCG revenues are more directly impacted by market movements.

Financial advisors

	September 30,
	2020	2019	2018
Employees	3,404	3,301	3,167
Independent contractors	4,835	4,710	4,646
Total advisors	8,239	8,011	7,813

The number of financial advisors increased from prior years due to successful financial advisor recruiting (despite disruptions and delays in recruiting and transitions of financial advisors during the onset of the COVID-19 pandemic) and high levels of retention. While the financial advisor recruiting pipeline was strong as of the end of our fiscal year, the impact of the COVID-19 pandemic on future recruiting and the timing of transitions remains uncertain.

Clients’ domestic cash sweep balances

	As of September 30,
$ in millions	2020	2019	2018
RJBDP
RJ Bank	$25,599	$21,649	$19,446
Third-party banks	25,998	14,043	15,564
Subtotal RJBDP	51,597	35,692	35,010
Money market funds (1)	—	—	3,240
CIP	3,999	2,022	2,807
Total clients’ domestic cash sweep balances	$55,596	$37,714	$41,057

(1)    Money market funds were discontinued as a sweep option in June 2019. Balances in those funds were converted to the RJBDP or reinvested by the client.

	Year ended September 30,
	2020	2019	2018
Average yield on RJBDP - third-party banks	0.77%	1.88%	1.41%

A significant portion of our clients’ cash is included in the RJBDP, a multi-bank sweep program in which clients’ cash deposits in their accounts are swept into interest-bearing deposit accounts at RJ Bank and various third-party banks. We earn servicing fees for the administrative services we provide related to our clients’ deposits that are swept to such banks as part of the RJBDP. The amounts from third-party banks are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates and the interest paid to clients by the third-party banks on balances in the RJBDP. The “Average yield on RJBDP - third party banks” in the preceding table is computed by dividing RJBDP fees from third-party banks, which are net of the interest expense paid to clients by the third-party banks, by the average daily RJBDP

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

balance at third-party banks. The PCG segment also earns RJBDP servicing fees from RJ Bank, which are based on the number of accounts that are swept to RJ Bank. The fees from RJ Bank are eliminated in consolidation.

RJBDP fees from third-party banks and the average yield on RJBDP (third-party banks) were negatively impacted by the significant decrease in short-term interest rates. The Federal Reserve decreased its benchmark short-term interest rate twice toward the end of our fiscal second quarter, to a current range of 0-0.25%, a decrease of 150 basis points. These decreases were in addition to the three rate cuts implemented during calendar 2019 (225 basis points in total). We expect the average yield on RJBDP (third-party banks) to be approximately 0.30% in fiscal 2021, consistent with average yields for our fiscal third and fourth quarters of 2020. However, any additional decreases in short-term interest rates, lower spreads earned from third-party banks, increases in deposit rates paid to clients, and/or a significant decline in our clients’ cash balances will have a negative impact on our earnings. Further, PCG segment results are impacted by changes in the allocation of client cash balances in the RJBDP between RJ Bank and third-party banks.

Client cash balances were elevated as of September 30, 2020 as a result of the market uncertainty caused primarily by the COVID-19 pandemic.

Year ended September 30, 2020 compared with the year ended September 30, 2019

Net revenues of $5.55 billion increased $193 million, or 4%, while pre-tax income of $539 million decreased $40 million, or 7%, largely due to the impact of lower short-term interest rates.

Asset management and related administrative fees increased $342 million, or 12%, primarily due to higher assets in fee-based accounts at the beginning of each of the current-year quarterly billing periods compared with the prior-year quarterly billing periods. As assets in these accounts are billed primarily on balances as of the beginning of a quarter, the increase in fee-based accounts as of September 30, 2020 will positively impact asset management fees in our fiscal first quarter of 2021.

Brokerage revenues were essentially flat as the impact of increased trading activity, resulting from higher levels of market volatility during the current year, was offset by a decrease in mutual fund trails and lower revenues from annuity products.

Account and service fees decreased $102 million, or 11%, due to a decline in RJBDP fees from third-party banks, as a result of lower short-term interest rates, which more than offset the impact of the increase in cash balances swept to such banks. Partially offsetting this decrease was an increase in mutual fund service fees.

Net interest income decreased $51 million, or 28%, primarily driven by a decline in short-term interest rates, reducing the interest income earned on assets segregated pursuant to regulations and client margin loans. Partially offsetting the decrease in interest income, interest expense also decreased, primarily due to the impact of lower deposit rates paid on client cash balances in CIP.

Compensation-related expenses increased $276 million, or 7%, primarily due to higher compensable net revenues.

Non-compensation expenses decreased $43 million, or 7%, primarily due to decreases in conference and travel-related expenses, as a result of the COVID-19 pandemic, and lower legal reserves. Partially offsetting these decreases were increases in technology and occupancy costs to support our growth.

Year ended September 30, 2019 compared with the year ended September 30, 2018

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Form 10-K for a discussion of our fiscal 2019 results compared to fiscal 2018.

RESULTS OF OPERATIONS – CAPITAL MARKETS

Our Capital Markets segment conducts institutional sales, securities trading, equity research, investment banking and the syndication and management of investments that qualify for tax credits.

We earn brokerage revenues for the sale of both equity and fixed income products to institutional clients. Client activity is influenced by a combination of general market activity and our Capital Markets group’s ability to find attractive investment opportunities for clients.  In certain cases, we transact on a principal basis, which involves the purchase of securities from, and the sale of securities to, our clients as well as other dealers who may be purchasing or selling securities for their own account or acting on behalf of their clients.  Profits and losses related to this activity are primarily derived from the spreads between bid

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

and ask prices, as well as market trends for the individual securities during the period we hold them. To facilitate such transactions, we carry inventories of financial instruments. In our fixed income businesses, we also enter into interest rate swaps and futures contracts to facilitate client transactions or to actively manage risk exposures.

We provide various investment banking services, including public and private equity and debt financing for corporate clients, public financing activities, merger & acquisition advisory, and other advisory services. Revenues from investment banking activities are driven principally by our role in the transaction and the number and sizes of the transactions with which we are involved.

For an overview of our Capital Markets segment operations, refer to the information presented in “Item 1 - Business” of this Form 10-K.

Operating results

	Year ended September 30,			% change
$ in millions	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenues:
Brokerage revenues:
Fixed income	$421	$283	$245	49%	16%
Equity	150	131	156	15%	(16)%
Total brokerage revenues	571	414	401	38%	3%
Investment banking:
Merger & acquisition and advisory	290	379	312	(23)%	21%
Equity underwriting	185	100	93	85%	8%
Debt underwriting	133	85	61	56%	39%
Total investment banking	608	564	466	8%	21%
Interest income	25	38	32	(34)%	19%
Tax credit fund revenues	83	86	79	(3)%	9%
All other	20	15	14	33%	7%
Total revenues	1,307	1,117	992	17%	13%
Interest expense	(16)	(34)	(28)	(53)%	21%
Net revenues	1,291	1,083	964	19%	12%
Non-interest expenses:
Compensation, commissions and benefits	774	665	635	16%	5%
Non-compensation expenses:
Communications and information processing	77	75	73	3%	3%
Occupancy and equipment	36	35	34	3%	3%
Business development	47	48	45	(2)%	7%
Professional fees	48	45	14	7%	221%
Acquisition and disposition-related expenses	7	15	—	(53)%	NM
Goodwill impairment	—	19	—	(100)%	NM
All other	77	71	72	8%	(1)%
Total non-compensation expenses	292	308	238	(5)%	29%
Total non-interest expenses	1,066	973	873	10%	11%
Pre-tax income	$225	$110	$91	105%	21%

Year ended September 30, 2020 compared with the year ended September 30, 2019

Net revenues of $1.29 billion increased $208 million, or 19%, and pre-tax income of $225 million increased $115 million, or 105%.

Brokerage revenues increased $157 million, or 38%, primarily due to a significant increase in fixed income brokerage revenues, as well as an increase in equity brokerage revenues. The increase in fixed income brokerage revenues was primarily due to a higher level of client activity during the current year, particularly with depository clients. The increase in equity brokerage revenues was primarily due to strong client activity during our fiscal second and third quarters, driven by market volatility resulting from the COVID-19 pandemic.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Investment banking revenues increased $44 million, or 8%, due to a significant increase in both equity and debt underwriting revenues, resulting from an increase in the number of transactions, as well as larger individual transactions compared to the prior year. Merger & acquisition revenues decreased compared with a strong prior year, as activity during the current year was negatively impacted by uncertainty caused by the COVID-19 pandemic, although activity improved during our fiscal fourth quarter. While our investment banking pipelines are solid, closings may be negatively affected if economic conditions deteriorate.

Compensation-related expenses increased $109 million, or 16%, primarily due to the increase in revenues.

Non-compensation expenses decreased $16 million, or 5%, compared with the prior year, as the prior year included a $19 million goodwill impairment charge associated with our Canadian Capital Market business that did not recur in the current year. The current year included a $7 million loss related to the pending disposition of our interests in certain entities that operate predominately in France, whereas the prior year included a $15 million loss associated with the sale of our operations related to research, sales and trading of European equities.

Year ended September 30, 2019 compared with the year ended September 30, 2018

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Form 10-K for a discussion of our fiscal 2019 results compared to fiscal 2018.

RESULTS OF OPERATIONS – ASSET MANAGEMENT

Our Asset Management segment earns asset management and related administrative fees for providing asset management, portfolio management and related administrative services to retail and institutional clients. This segment oversees the portion of our fee-based AUA invested in “managed programs” for our PCG clients through AMS and through RJ Trust. This segment also provides asset management services through Carillon Tower Advisers for retail accounts managed on behalf of third-party institutions, institutional accounts or proprietary mutual funds that we manage, generally utilizing active portfolio management strategies. Asset management fees are based on fee-billable AUM, which are impacted by market fluctuations and net inflows or outflows of assets. Rising equity markets have historically had a positive impact on revenues as existing accounts increase in value.

Our Asset Management segment also earns administrative fees on certain fee-based assets within PCG that are not overseen by our Asset Management segment, but for which the segment provides administrative support (e.g., record-keeping). These administrative fees are based on asset balances, which are impacted by market fluctuations and net inflows or outflows of assets. For an overview of our Asset Management segment operations, refer to the information presented in “Item 1 - Business” of this Form 10-K.

Operating results

	Year ended September 30,			% change
$ in millions	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenues:
Asset management and related administrative fees:
Managed programs	$481	$467	$454	3%	3%
Administration and other	207	178	156	16%	14%
Total asset management and related administrative fees	688	645	610	7%	6%
Account and service fees	16	31	28	(48)%	11%
All other	11	15	16	(27)%	(6)%
Net revenues	715	691	654	3%	6%
Non-interest expenses:
Compensation, commissions and benefits	177	179	170	(1)%	5%
Non-compensation expenses:
Communications and information processing	45	44	38	2%	16%
Investment sub-advisory fees	99	93	90	6%	3%
All other	110	122	121	(10)%	1%
Total non-compensation expenses	254	259	249	(2)%	4%
Total non-interest expenses	431	438	419	(2)%	5%
Pre-tax income	$284	$253	$235	12%	8%

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

Fees for our managed programs are generally collected quarterly. Approximately 65% of these fees are based on balances as of the beginning of the quarter, approximately 10% are based on balances as of the end of the quarter, and approximately 25% are based on average daily balances throughout the quarter.

Financial assets under management

	September 30,
$ in billions	2020	2019	2018
AMS (1)	$102.2	$91.8	$83.3
Carillon Tower Advisers	59.5	58.5	63.3
Subtotal financial assets under management	161.7	150.3	146.6
Less: Assets managed for affiliated entities	(8.6)	(7.2)	(5.7)
Total financial assets under management	$153.1	$143.1	$140.9

(1)Represents the portion of our PCG segment fee-based AUA (as disclosed in “Assets in fee-based accounts” in the “Selected key metrics - PCG client asset balances” section of our “Management’s Discussion and Analysis - Results of Operations - Private Client Group”) that is invested in managed programs overseen by the Asset Management segment.

Activity (including activity in assets managed for affiliated entities)

	Year ended September 30,
$ in billions	2020	2019	2018
Financial assets under management at beginning of year	$150.3	$146.6	$101.8
Carillon Tower Advisers:
Scout Group acquisition	—	—	27.1
Other - net outflows	(5.4)	(5.8)	(0.1)
AMS - net inflows	6.1	6.0	9.3
Net market appreciation in asset values	10.7	3.5	8.5
Financial assets under management at end of year	$161.7	$150.3	$146.6

AMS division of RJ&A

See “Management’s Discussion and Analysis - Results of Operations - Private Client Group” for further information about our retail client assets, including those fee-based assets invested in programs managed by AMS.

Carillon Tower Advisers

Assets managed by Carillon Tower Advisers include assets managed by its subsidiaries and affiliates: Eagle Asset Management, the Scout Group, ClariVest Asset Management and Cougar Global Investments. The following table presents

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Carillon Tower Advisers’ AUM by objective, excluding assets for which it does not exercise discretion, as well as the approximate average client fee rate earned on such assets for the fiscal year ended September 30, 2020.

$ in billions	September 30, 2020	Average fee rate
Equity	$25.5	0.54%
Fixed income	28.8	0.18%
Balanced	5.2	0.37%
Total financial assets under management	$59.5	0.35%

Non-discretionary asset-based programs

The following table includes assets held in certain non-discretionary asset-based programs for which the Asset Management segment does not exercise discretion but provides administrative support (including for affiliated entities). The vast majority of these assets are also included in our PCG segment fee-based AUA (as disclosed in “Assets in fee-based accounts” in the “Selected key metrics - PCG client asset balances” section of our “Management’s Discussion and Analysis - Results of Operations - Private Client Group”).

	Year ended September 30,
$ in billions	2020	2019	2018
Total assets	$280.6	$229.7	$200.1

The increase in assets over the prior-year level was primarily due to clients moving to fee-based accounts from transaction-based accounts, equity market appreciation, and successful financial advisor recruiting and retention. Administrative fees associated with these programs are predominantly based on balances at the beginning of the quarter.

RJ Trust

The following table includes assets held in asset-based programs in RJ Trust (including those managed for affiliated entities).

	Year ended September 30,
$ in billions	2020	2019	2018
Total assets	$7.1	$6.6	$6.1

Year ended September 30, 2020 compared with the year ended September 30, 2019

Net revenues of $715 million increased $24 million, or 3%, and pre-tax income of $284 million increased $31 million, or 12%.

Asset management and related administrative fees increased $43 million, or 7%, driven by higher assets in non-discretionary asset-based programs compared with the prior year, as well as higher average financial assets under management during the current year. The increase in average financial assets under management reflected equity market appreciation and net inflows at AMS, partially offset by net outflows at Carillon Tower Advisers. The net outflows at Carillon Tower Advisers were negatively impacted by the industry shift from actively managed investment strategies to passive investment strategies. If this trend continues, our AUM and asset management fees would continue to be negatively affected.

Account and service fees declined $15 million, or 48%, primarily due to a decline in servicing fees related to the money market sweep program, which was discontinued in June 2019. A significant portion of these fees were paid to PCG, resulting in a corresponding decline in other expenses compared with the prior year. Non-compensation expenses decreased $5 million, or 2%, primarily due to the aforementioned decline in other expenses, partially offset by an increase in investment sub-advisory fees resulting from an increase in assets under management in sub-advised programs.

Year ended September 30, 2019 compared to the year ended September 30, 2018

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Form 10-K for a discussion of our fiscal 2019 results compared to fiscal 2018.

RESULTS OF OPERATIONS – RJ BANK

RJ Bank provides various types of loans, including corporate loans, tax-exempt loans, residential loans, SBL and other loans. RJ Bank is active in corporate loan syndications and participations and also provides FDIC-insured deposit accounts, including

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

to clients of our broker-dealer subsidiaries. RJ Bank generates net interest income principally through the interest income earned on loans and an investment portfolio of securities, which is offset by the interest expense it pays on client deposits and on its borrowings. RJ Bank’s net interest income is affected by the levels of interest rates, interest-earning assets and interest-bearing liabilities. Higher interest-earning asset balances and higher interest rates generally lead to increased net interest income, depending upon spreads realized on interest-bearing liabilities. For more information on average interest-earning asset and interest-bearing liability balances and the related interest income and expense, see the following discussion in this MD&A. For an overview of our RJ Bank segment operations, refer to the information presented in “Item 1- Business” of this Form 10-K.

Operating results

	Year ended September 30,			% change
$ in millions	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenues:
Interest income	$800	$975	$793	(18)%	23%
Interest expense	(62)	(155)	(89)	(60)%	74%
Net interest income	738	820	704	(10)%	16%
All other	27	26	23	4%	13%
Net revenues	765	846	727	(10)%	16%
Non-interest expenses:
Compensation and benefits	51	49	41	4%	20%
Non-compensation expenses:
Loan loss provision	233	22	20	959%	10%
RJBDP fees to PCG	180	173	92	4%	88%
All other	105	87	82	21%	6%
Total non-compensation expenses	518	282	194	84%	45%
Total non-interest expenses	569	331	235	72%	41%
Pre-tax income	$196	$515	$492	(62)%	5%

Year ended September 30, 2020 compared with the year ended September 30, 2019

Net revenues of $765 million decreased $81 million, or 10%, and pre-tax income of $196 million decreased $319 million, or 62%.

Net interest income decreased $82 million, or 10%, as the negative impact from lower short-term interest rates more than offset the $3.36 billion increase in average interest-earning assets. The increase in average interest-earning assets was primarily driven by growth in average available-for-sale securities of $1.38 billion, average loans of $1.18 billion, and average cash balances of $742 million. The net interest margin for the current year decreased to 2.63% from 3.32% for the prior year, primarily due to the significant decline in short-term interest rates and the corresponding decline in LIBOR, as well as a higher concentration of agency-backed available-for-sale securities, which have a lower yield than loans, on average. Based on current rates, we expect our net interest margin to be approximately 2% in fiscal 2021.

The loan loss provision was $233 million, compared to $22 million in the prior year. The increase in the provision in the current year was primarily attributable to the economic impacts of the COVID-19 pandemic during the current year and included charge-offs on certain corporate loans sold during the year.

Compensation and benefits expenses increased $2 million. Non-compensation expenses (excluding the provision for loan losses) increased $25 million, including a $7 million, or 4%, increase in fees for the RJBDP paid to PCG, primarily driven by an increase in the number of accounts, as well as an increase in reserves for unfunded lending commitments and higher FDIC insurance premiums. The RJBDP fees paid to PCG are eliminated in the consolidation.

Year ended September 30, 2019 compared to the year ended September 30, 2018

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Form 10-K for a discussion of our fiscal 2019 results compared to fiscal 2018.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following table presents average balances, interest income and expense, the related yields and rates, and interest spreads and margins for RJ Bank.

	Year ended September 30,
	2020			2019			2018
$ in millions	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
Interest-earning assets:
Cash	$1,981	$11	0.55%	$1,239	$28	2.29%	$957	$15	1.57%
Available-for-sale securities	4,250	83	1.94%	2,872	69	2.39%	2,430	50	2.04%
Bank, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	7,885	275	3.43%	8,070	378	4.62%	7,619	326	4.22%
CRE construction loans	209	9	4.10%	221	12	5.51%	166	8	5.08%
CRE loans	3,688	120	3.21%	3,451	159	4.53%	3,231	133	4.06%
Tax-exempt loans	1,246	33	3.35%	1,284	35	3.36%	1,146	30	3.42%
Residential mortgage loans	4,874	148	3.04%	4,091	135	3.30%	3,448	109	3.16%
SBL and other	3,559	112	3.10%	3,139	145	4.57%	2,690	111	4.09%
Loans held for sale	130	5	3.70%	151	7	4.73%	126	5	4.01%
Total loans, net	21,591	702	3.25%	20,407	871	4.26%	18,426	722	3.93%
FHLB stock, Federal Reserve Bank (“FRB”) stock and other	223	4	2.04%	172	7	4.01%	138	6	4.33%
Total interest-earning assets	28,045	$800	2.85%	24,690	$975	3.95%	21,951	$793	3.62%
Non-interest-earning assets:
Unrealized gain/(loss) on available-for-sale securities	80			(22)			(44)
Allowance for loan losses	(271)			(214)			(193)
Other assets	392			394			379
Total non-interest-earning assets	201			158			142
Total assets	$28,246			$24,848			$22,093
Interest-bearing liabilities:
Bank deposits:
Savings, money market and NOW accounts	$23,806	$22	0.09%	$21,058	$124	0.59%	$18,694	$63	0.34%
Certificates of deposit	1,006	20	2.03%	536	12	2.24%	372	6	1.67%
FHLB advances and other	889	20	2.21%	911	19	2.08%	917	20	2.13%
Total interest-bearing liabilities	25,701	$62	0.24%	22,505	$155	0.69%	19,983	$89	0.44%
Non-interest-bearing liabilities	246			200			195
Total liabilities	25,947			22,705			20,178
Total shareholder’s equity	2,299			2,143			1,915
Total liabilities and shareholder’s equity	$28,246			$24,848			$22,093
Excess of interest-earning assets over interest-bearing liabilities/net interest income	$2,344	$738		$2,185	$820		$1,968	$704
Bank net interest:
Spread			2.61%			3.26%			3.18%
Margin (net yield on interest-earning assets)			2.63%			3.32%			3.22%
Ratio of interest-earning assets to interest-bearing liabilities			109.12%			109.71%			109.85%

Nonaccrual loans are included in the average loan balances in the preceding table. Any payments received for corporate nonaccrual loans are applied to principal. Interest income on residential mortgage nonaccrual loans is recognized on a cash basis.

Fee income on bank loans included in interest income for the years ended September 30, 2020, 2019 and 2018 was $11 million, $18 million, and $24 million, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

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

	Year ended September 30,
	2020 compared to 2019			2019 compared to 2018
	Increase/(decrease) due to			Increase/(decrease) due to
$ in millions	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-earning assets:
Cash	$17	$(34)	$(17)	$4	$9	$13
Available-for-sale securities	33	(19)	$14	9	10	19
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	(9)	(94)	(103)	19	33	52
CRE construction loans	(1)	(2)	(3)	3	1	4
CRE loans	11	(50)	(39)	9	17	26
Tax-exempt loans	(2)	—	(2)	4	1	5
Residential mortgage loans	26	(13)	13	20	6	26
SBL and other	19	(52)	(33)	19	15	34
Loans held for sale	(1)	(1)	(2)	1	1	2
Total bank loans, net	43	(212)	(169)	75	74	149
FHLB stock, FRB stock and other	3	(6)	(3)	2	(1)	1
Total interest-earning assets	$96	$(271)	$(175)	$90	$92	$182
Interest expense:
Interest-bearing liabilities:
Bank deposits:
Savings, money market and NOW accounts	$16	$(118)	$(102)	$8	$53	$61
Certificates of deposit	10	(2)	8	3	3	6
FHLB advances and other	(1)	2	1	—	(1)	(1)
Total interest-bearing liabilities	25	(118)	(93)	11	55	66
Change in net interest income	$71	$(153)	$(82)	$79	$37	$116

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

RESULTS OF OPERATIONS – OTHER

This segment includes our private equity investments, interest income on certain corporate cash balances, and certain corporate overhead costs of RJF that are not allocated to other segments, including the interest costs on our public debt. The Other segment also includes reduction in workforce expenses associated with certain position eliminations that occurred in our fiscal fourth quarter of 2020 in response to the economic environment. For an overview of our Other segment operations, refer to the information presented in “Item 1 - Business” of this Form 10-K.

Operating results

	Year ended September 30,			% change
$ in millions	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenues:
Interest income	$30	$63	$42	(52)%	50%
Gains/(losses) on private equity investments	(28)	14	9	NM	56%
All other	4	3	9	33%	(67)%
Total revenues	6	80	60	(93)%	33%
Interest expense	(88)	(75)	(75)	17%	—
Net revenues	(82)	5	(15)	NM	NM
Non-interest expenses:
Compensation and all other	64	87	64	(26)%	36%
Reduction in workforce expenses	46	—	—	NM	—
Acquisition-related expenses	—	—	4	—	(100)%
Total non-interest expenses	110	87	68	26%	28%
Pre-tax loss	$(192)	$(82)	$(83)	(134)%	1%

Year ended September 30, 2020 compared to the year ended September 30, 2019

The pre-tax loss of $192 million was $110 million larger than the loss generated in the prior year.

Net revenues decreased $87 million as income of $5 million in the prior year declined to a loss of $82 million. Interest income earned on corporate cash balances decreased due to lower short-term interest rates, partially offset by the impact of higher average balances, and interest expense increased as a result of the issuance of $500 million of senior notes. In addition, the current year included $28 million of private equity valuation losses, compared with gains of $14 million in the prior year. In the current year, $20 million of the losses on private equity investments were attributable to noncontrolling interests, which are reflected as an offset within other expenses. These valuation losses were primarily the result of the negative impact of the COVID-19 pandemic on certain of our investments.

Non-interest expenses increased $23 million, or 26%, primarily due to $46 million of reduction in workforce expenses in the current year, partially offset by the aforementioned $20 million offset of private equity valuation losses attributable to noncontrolling interests.

Year ended September 30, 2019 compared to the year ended September 30, 2018

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Form 10-K for a discussion of our fiscal 2019 results compared to fiscal 2018.

CERTAIN STATISTICAL DISCLOSURES BY BANK HOLDING COMPANIES

We are required to provide certain statistical disclosures as a bank holding company under the SEC’s Industry Guide 3.  The following table provides certain of those disclosures.

	Year ended September 30,
	2020	2019	2018
Return on assets	1.9%	2.7%	2.4%
Return on equity	11.9%	16.2%	14.4%
Average equity to average assets	15.5%	16.7%	16.5%
Dividend payout ratio	25.4%	19.0%	19.1%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

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

Dividend payout ratio is computed by dividing dividends declared per common share for the year indicated by earnings per diluted common share for the year indicated.

Refer to the “Results of Operations - RJ Bank” and “Risk management - Credit risk” sections of this MD&A and to the Notes to Consolidated Financial Statements of this Form 10-K for the other required disclosures.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is essential to our business.  The primary goal of our liquidity management activities is to ensure adequate funding to conduct our business over a range of economic and market environments.

Senior management establishes our liquidity and capital management framework. This framework includes senior management’s review of short- and long-term cash flow forecasts, review of monthly capital expenditures, monitoring of the availability of alternative sources of financing, and daily monitoring of liquidity in our significant subsidiaries. Our decisions on the allocation of capital to our business units consider, among other factors, projected profitability, cash flow, risk, and future liquidity needs. Our treasury department assists in evaluating, monitoring and controlling the impact that our business activities have on our financial condition, liquidity and capital structure, and maintains our relationships with various lenders. The objective of this framework is to support the successful execution of our business strategies while ensuring ongoing and sufficient liquidity.

Liquidity is provided primarily through our business operations and financing activities.  Financing activities could include bank borrowings, collateralized financing arrangements or additional capital raising activities under our “universal” shelf registration statement.

Cash and cash equivalents increased $1.43 billion to $5.39 billion during the year ended September 30, 2020, primarily due to $4.59 billion of cash provided by financing activities and $4.05 billion of cash provided by operating activities, offset by cash used in investing activities of $4.99 billion and an increase in the amount of cash required to be segregated pursuant to regulations of $2.23 billion. Cash provided by financing activities primarily related to an increase in bank deposits, as client cash balances increased due to the market uncertainty resulting from the COVID-19 pandemic, and proceeds from our senior notes issuance in March 2020, partially offset by our open-market share repurchases and dividends on our common stock. Cash used in investing activities primarily related to a net increase in our available-for-sale securities portfolio due to our growth strategy for this portfolio, and a net increase in bank loans.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and available from committed and uncommitted financing facilities, provide adequate funds for continuing operations at current levels of activity.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Sources of liquidity

Over $2 billion of our total September 30, 2020 cash and cash equivalents included cash on hand at the parent, as well as parent cash loaned to RJ&A.  The following table presents our holdings of cash and cash equivalents.

$ in millions	September 30, 2020
RJF	$478
RJ&A	2,748
RJ Bank	1,072
RJ Ltd.	705
RJFS	120
Carillon Tower Advisers	78
Other subsidiaries	189
Total cash and cash equivalents	$5,390

RJF maintained depository accounts at RJ Bank with a balance of $185 million as of September 30, 2020. The portion of this total that was available on demand without restrictions, which amounted to $108 million as of September 30, 2020, is reflected in the RJF total (and is excluded from the RJ Bank cash balance in the preceding table).

RJF had loaned $1.70 billion to RJ&A as of September 30, 2020 (such amount is included in the RJ&A cash balance in the preceding table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

In addition to the cash balances described, we have various other potential sources of cash available to the parent from subsidiaries, as described in the following section.

Liquidity available from subsidiaries

Liquidity is principally available to RJF, the parent company, from RJ&A and RJ Bank.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934. As a member firm of FINRA, RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client transactions. In addition, covenants in RJ&A’s committed financing facilities require its net capital to be a minimum of 10% of aggregate debit items.  At September 30, 2020, RJ&A significantly exceeded the minimum regulatory requirements, the covenants in its financing arrangements pertaining to net capital, as well as its internally-targeted net capital tolerances.  FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements.

RJ&A, as a nonbank custodian of IRAs, must also satisfy certain IRS regulations in order to accept new IRA and qualified plans and retain the accounts for which it serves as nonbank custodian. With growth in the value of client assets in such accounts, the capital of RJ&A may need to grow to continue to satisfy this requirement. As a result, RJ&A may limit dividends it would otherwise remit to RJF. We evaluate regulatory requirements, loan covenants and certain internal tolerances when determining the amount of liquidity available to RJF from RJ&A.

RJ Bank may pay dividends to RJF without prior approval of its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted regulatory capital ratios.  Dividends from RJ Bank may be limited to the extent that capital is needed to support its balance sheet growth.

Although we have liquidity available to us from our other subsidiaries, the available amounts are not as significant as those previously described and, in certain instances, may be subject to regulatory requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Borrowings and financing arrangements

Committed financing arrangements

Our ability to borrow is dependent upon compliance with the conditions in our various loan agreements and, in the case of secured borrowings, collateral eligibility requirements. Our committed financing arrangements consist of a tri-party repurchase agreement (i.e., securities sold under agreements to repurchase) and, in the case of the Credit Facility, an unsecured line of credit. The required market value of the collateral associated with the tri-party repurchase agreement ranges from 105% to 125% of the amount financed.
The following table presents our committed financing arrangements with third-party lenders, which we generally utilize to finance a portion of our fixed income trading instruments, and the outstanding balances related thereto.

	September 30, 2020
$ in millions	RJ&A	RJF	Total	Total number of arrangements
Financing arrangement:
Committed secured	$100	$—	$100	1
Committed unsecured (1)	200	300	500	1
Total committed financing arrangements	$300	$300	$600	2

Outstanding borrowing amount:
Committed secured	$—	$—	$—
Committed unsecured	—	—	—
Total outstanding borrowing amount	$—	$—	$—

(1)The Credit Facility provides for maximum borrowings of up to $500 million, with a sublimit of $300 million for RJF. RJ&A may borrow up to $500 million under the Credit Facility, depending on the amount of outstanding borrowings by RJF. For additional details on our committed unsecured financing arrangement, see our discussion of the Credit Facility in Note 14 of the Notes to Consolidated Financial Statements of this Form 10-K.

Uncommitted financing arrangements

Our uncommitted financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit. Our arrangements with third-party lenders are generally utilized to finance a portion of our fixed income securities or for cash management purposes. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed and are generally collateralized by non-customer, RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements (i.e., securities purchased under agreements to resell). As of September 30, 2020, we had outstanding borrowings under one uncommitted secured borrowing arrangement out of a total of 11 uncommitted financing arrangements (seven uncommitted secured and four uncommitted unsecured). However, lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

The following table presents our borrowings on uncommitted financing arrangements, all of which were in the form of repurchase agreements in RJ&A and were included in “Collateralized financings” on our Consolidated Statements of Financial Condition.

$ in millions	September 30, 2020
Outstanding borrowing amount:
Uncommitted secured	$165
Uncommitted unsecured	—
Total outstanding borrowing amount	$165

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The average daily balance outstanding during the five most recent quarters, the maximum month-end balance outstanding during the quarter and the period-end balances for repurchase agreements and reverse repurchase agreements are detailed in the following table.

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in millions)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
September 30, 2020	$140	$165	$165	$199	$260	$207
June 30, 2020	$222	$278	$228	$168	$193	$193
March 31, 2020	$218	$238	$215	$283	$388	$130
December 31, 2019	$184	$200	$200	$355	$351	$326
September 30, 2019	$170	$158	$150	$334	$343	$343

Other borrowings and collateralized financings

RJ Bank had $875 million in FHLB borrowings outstanding at September 30, 2020, comprised of floating-rate advances totaling $850 million and a $25 million fixed-rate advance, all of which were secured by a blanket lien on RJ Bank’s residential mortgage loan portfolio (see Note 14 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding these borrowings). RJ Bank had an additional $3.04 billion in immediate credit available from the FHLB as of September 30, 2020 and, with the pledge of additional eligible collateral to the FHLB, total available credit of 30% of total assets.

RJ Bank is eligible to participate in the FRB’s discount window program; however, we do not view borrowings from the FRB as a primary source of funding.  The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the FRB, and is secured by pledged C&I loans.

We act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one broker-dealer and then lend them to another.  Where permitted, we have also loaned, to broker-dealers and other financial institutions, securities owned by clients or the firm.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balance of $85 million as of September 30, 2020 related to the securities loaned included in “Collateralized financings” on our Consolidated Statements of Financial Condition of this Form 10-K. See Notes 2 and 6 of the Notes to Consolidated Financial Statements of this Form 10-K for more information on our collateralized agreements and financings.

At September 30, 2020, in addition to the financing arrangements previously described, we had $13 million outstanding on a mortgage loan for our St. Petersburg, Florida home-office complex that is included in “Other borrowings” on our Consolidated Statements of Financial Condition of this Form 10-K.

Senior notes payable

At September 30, 2020, we had aggregate outstanding senior notes payable of $2.05 billion. Our senior notes payable, exclusive of any unaccreted premiums or discounts and debt issuance costs, was comprised of $250 million par 5.625% senior notes due 2024, $500 million par 3.625% senior notes due 2026, $500 million par 4.65% senior notes due 2030, which were issued during our fiscal second quarter of 2020, and $800 million par 4.95% senior notes due 2046. See Note 15 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Credit ratings

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

liquidity management, capital structure, overall risk management, business diversification and market share, and competitive position in the markets in which we operate. Deteriorations in any of these factors could impact our credit ratings.  Any rating downgrades could increase our costs in the event we were to obtain additional financing.

Should our credit rating be downgraded prior to a public debt offering, it is probable that we would have to offer a higher rate of interest to bond holders.  A downgrade to below investment grade may make a public debt offering difficult to execute on terms we would consider to be favorable.  A downgrade below investment grade could result in the termination of certain derivative contracts and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions (see Note 5 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information). A credit downgrade could damage our reputation and result in certain counterparties limiting their business with us, result in negative comments by analysts, potentially negatively impact investors’ and/or clients’ perception of us, and cause a decline in our stock price. None of our borrowing arrangements contains a condition or event of default related to our credit ratings. However, a credit downgrade would result in the firm incurring a higher facility fee on the $500 million Credit Facility, in addition to triggering a higher interest rate applicable to any borrowings outstanding on that line as of and subsequent to such downgrade. Conversely, an improvement in RJF’s current credit rating could have a favorable impact on the facility fee, as well as the interest rate applicable to any borrowings on such line.

Other sources and uses of liquidity

We have company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Certain of our non-qualified deferred compensation plans and other employee benefit plans are employee-directed while others are company-directed. Certain policies which we could readily borrow against had a cash surrender value of $657 million as of September 30, 2020, comprised of $399 million related to employee-directed plans and $258 million related to company-directed plans, and we were able to borrow up to 90%, or $591 million, of the September 30, 2020 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to the employee-directed plans. There were no borrowings outstanding against any of these policies as of September 30, 2020.

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

Total assets of $47.48 billion as of September 30, 2020 were $8.65 billion, or 22%, greater than our total assets as of September 30, 2019. The increase in assets was primarily due to a $4.56 billion increase in available-for-sale securities, in line with our growth strategy for this portfolio, and a $3.66 billion increase in cash and cash and cash equivalents (including amounts segregated pursuant to regulations). The increase in cash was primarily due to a significant increase in client cash balances as clients reacted to the market uncertainty resulting from the COVID-19 pandemic, as well as proceeds from our $500 million senior notes issuance in March 2020. In addition, other assets increased $505 million, primarily due to right-of-use assets (“ROU assets”) recorded as a result of the adoption of new guidance related to the accounting for leases.

As of September 30, 2020, our total liabilities of $40.31 billion were $8.12 billion, or 25%, greater than our total liabilities as of September 30, 2019. The increase in total liabilities was primarily related to the significant increase in client cash balances and was comprised of a $4.52 billion increase in bank deposits, reflecting higher RJBDP balances held at RJ Bank and certificate of deposit issuances during the year, and a $2.43 billion increase in brokerage client payables, primarily due to an increase in client cash held in our CIP as of September 30, 2020. In addition, other payables increased $766 million, primarily due to lease liabilities recorded as a result of the adoption of new guidance related to the accounting for leases and an increase in payables arising from our brokerage operations. In addition, senior notes payable increased due to the issuance of $500 million of 4.65% senior notes due April 2030.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

See Notes 2 and 12 of the Notes to Consolidated Financial Statements of this Form 10-K for further information on our adoption of the new leasing guidance.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations and payments due thereunder by fiscal year.

		Year ended September 30,
$ in millions	Total	2021	2022	2023	2024	2025	Thereafter
Long-term debt obligations:
Senior notes payable - principal	$2,050	$—	$—	$—	$250	$—	$1,800
Other borrowings	863	5	6	852	—	—	—
Total long-term debt obligations	2,913	5	6	852	250	—	1,800
Contractual interest payments	1,452	114	100	96	95	81	966
Certificates of deposit (including interest)	1,060	241	262	246	206	105	—
Lease obligations	583	101	98	85	68	54	177
Purchase obligations and other	428	200	101	57	37	15	18
Total contractual obligations	$6,436	$661	$567	$1,336	$656	$255	$2,961

Contractual interest payments represent estimated future interest payments related to our senior notes, mortgage notes payable, FHLB advances, and unsecured borrowings with original maturities greater than one year based on applicable interest rates at September 30, 2020. Estimated future interest payments for FHLB advances include the effect of the related interest rate hedges, which swap variable interest rate payments to fixed interest payments. Lease obligations are comprised of minimum payments under lease obligations, as well as legally binding minimum lease payments for leases executed but not yet commenced. See Notes 12, 14 and 15 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding our leases, other borrowings and senior notes payable, respectively.

In the normal course of our business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. Purchase obligations for purposes of this table include amounts associated with agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms including: minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Our most significant purchase obligations are vendor contracts for data services, communication services, processing services, computer software contracts and our stadium naming rights contract which has a term through 2027. Most of our contracts have provisions for early termination. For purposes of this table, we have assumed we would not pursue early termination of such contracts.

We have entered into investment commitments, lending commitments and other commitments to extend credit for which we are unable to reasonably predict the timing of future payments. See Note 17 of the Notes to Consolidated Financial Statements of this Form 10-K for further information.

REGULATORY

Refer to the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in “Item 1 - Business - Regulation” of this Form 10-K.

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of September 30, 2020, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF and RJ Bank were categorized as “well-capitalized” as of September 30, 2020. The maintenance of certain risk-based and other regulatory capital levels could influence various capital allocation decisions impacting one or more of our businesses.  However, due to the current capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities.

See Note 22 of the Notes to Consolidated Financial Statements of this Form 10-K for further information on regulatory capital requirements.

CRITICAL ACCOUNTING ESTIMATES

The consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

any reporting period in our consolidated financial statements. Management has established detailed policies and control procedures intended to ensure the appropriateness of such estimates and assumptions and their consistent application from period to period. For a description of our significant accounting policies, see Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K.

Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements. Therefore, understanding these critical accounting estimates is important in understanding our reported results of operations and financial position. We believe that of our accounting estimates and assumptions, those described in the following sections involve a high degree of judgment and complexity. Recent market disruptions as a result of the COVID-19 pandemic have made it more challenging for us to determine the amount of our allowance for loan losses and the fair value of certain of our assets, particularly our private equity investments. The current circumstances have required a greater reliance on judgment than in recent periods in determining these amounts as of September 30, 2020.

Valuation of financial instruments

The use of fair value to measure financial instruments, with related gains or losses recognized on our Consolidated Statements of Income and Comprehensive Income, is fundamental to our financial statements and our risk management processes. “Financial instruments owned” and “Financial instrument liabilities” are reflected on the Consolidated Statements of Financial Condition at fair value. Unrealized gains and losses related to these financial instruments are reflected in our net income or our other comprehensive income/(loss) (“OCI”), depending on the underlying purpose of the instrument.

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

In determining the fair value of our financial instruments, we use various valuation approaches, including market and/or income approaches. Fair value is a market-based measurement considered from the perspective of a market participant. As such, our fair value measurements reflect assumptions that we believe market participants would use in pricing the asset or liability at the measurement date. A hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the relevant observable inputs be used when available. The hierarchy is broken down into three levels: Level 1 represents unadjusted quoted prices in active markets for identical instruments; Level 2 represents valuations based on inputs other than unadjusted quoted prices in active markets, but for which all significant inputs are observable; and Level 3 consists of valuation techniques that incorporate significant unobservable inputs and, therefore, requires the greatest use of judgment. The availability of observable inputs can vary from instrument to instrument and, in certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement of an instrument requires judgment and consideration of factors specific to the instrument.

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

See Notes 2 and 3 of the Notes to Consolidated Financial Statements of this Form 10-K for further information about the level within the fair value hierarchy, specific valuation techniques and inputs, and other significant accounting policies pertaining to financial instruments at fair value.

Loss provisions

Loss provisions for legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

liabilities” section of Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K. In addition, refer to Note 17 of the Notes to the Consolidated Financial Statements of this Form 10-K for information regarding legal and regulatory matter contingencies as of September 30, 2020.

Loan loss provisions arising from operations of RJ Bank

We provide an allowance for loan losses which reflects our ongoing evaluation of the probable losses inherent in RJ Bank’s loan portfolio. See the discussion regarding our methodology in estimating the allowance for loan losses in Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K. See Note 7 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information on our bank loans.

At September 30, 2020, the amortized cost of all RJ Bank loans was $21.55 billion and the allowance for loan losses was $354 million, which was 1.65% of the held for investment loan portfolio.

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

RECENT ACCOUNTING DEVELOPMENTS

The FASB has issued certain accounting updates that apply to us. Accounting updates not listed in the following section were assessed and either determined to be not applicable or are not expected to have a significant impact on our financial statements.

Accounting guidance not yet adopted as of September 30, 2020

Credit losses - In June 2016, the FASB issued new guidance related to the measurement of credit losses on financial instruments (ASU 2016-13), which replaces the existing incurred credit loss and other models with the Current Expected Credit Losses (“CECL”) model. The guidance involves several aspects of the accounting for credit losses related to certain financial instruments, including assets measured at amortized cost, available-for-sale debt securities and certain off-balance sheet commitments. The new guidance, and subsequent updates, broadens the information that an entity must consider in developing its estimated credit losses expected to occur over the remaining life of financial assets. The measurement of expected credit losses includes historical experience, current conditions and reasonable and supportable forecasts. The new guidance also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating credit losses and requires new disclosures of the amortized cost balances for each class of financial asset by credit quality indicator, disaggregated by the year of origination.

This new guidance was effective for our fiscal year beginning on October 1, 2020 and was adopted under a modified retrospective approach. We have determined that certain portfolios qualify under the practical expedient outlined in the accounting guidance based on collateral maintenance provisions (e.g., margin loans, securities-based loans and collateralized agreements) and therefore, our expected credit losses are not expected to be significant. In addition, we have a zero loss expectation for certain financial assets based on the credit quality of the borrower or issuer, such as government and agency loans and debt securities. The impact of adoption of this new standard resulted in an increase in our allowances for credit losses, including reserves for unfunded lending commitments, of approximately $40 to $50 million and a corresponding reduction in retained earnings of approximately $30 to $40 million, net of tax. The increases in our allowances for credit losses were primarily attributable to loans to financial advisors and, to a lesser extent, bank loans. Prior-period amounts will not be restated.

Internal use software (cloud computing) - In August 2018, the FASB issued guidance on the accounting for implementation costs incurred by customers in cloud computing arrangements (ASU 2018-15). This guidance requires implementation costs incurred by customers in cloud computing arrangements that are service contracts to be deferred and recognized over the non-cancelable term of the service contract plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. We adopted this new guidance on October 1, 2020 using a prospective approach as of the adoption date. The impact of this amended guidance is dependent on implementation costs incurred subsequent to adoption. The adoption did not have an impact on our financial position, results of operations, or cash flows.

Consolidation (decision making fees) - In October 2018, the FASB issued guidance on how all entities evaluate decision-making fees under the VIE guidance (ASU 2018-17). Under the new guidance, to determine whether decision-making fees

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportionate basis, rather than in their entirety. We adopted this new guidance on October 1, 2020. The adoption of this new guidance did not have a material impact on our financial position, results of operations, or cash flows.

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

RISK MANAGEMENT

Risks are an inherent part of our business and activities. Management of risk is critical to our fiscal soundness and profitability. Our risk management processes are multi-faceted and require communication, judgment and knowledge of financial products and markets. We have a formal Enterprise Risk Management (“ERM”) program to assess and review aggregate risks across the firm. Our management takes an active role in the ERM process, which requires specific administrative and business functions to participate in the identification, assessment, monitoring and control of various risks.

The principal risks related to our business activities are market, credit, liquidity, operational, model, and compliance.

Governance

Our Board of Directors oversees the firm’s management and mitigation of risk, reinforcing a culture that encourages ethical conduct and risk management throughout the firm.  Senior management communicates and reinforces this culture through three lines of risk management and a number of senior-level management committees.  Our first line of risk management, which includes all of our businesses, owns its risks and is responsible for helping to identify, escalate, and mitigate risks arising from its day-to-day activities.  The second line of risk management, which includes the Compliance, Legal, and Risk Management departments, supports and provides guidance and oversight to client-facing businesses and other first-line risk management functions in identifying and mitigating risk. The second line of risk management also tests and monitors the effectiveness of controls, escalates risks when appropriate, and reports on these risks.  The third line of risk management, Internal Audit, independently reviews activities conducted by the previous lines of risk management to assess their management and mitigation of risk, providing additional assurance to the Board of Directors and senior management, with a view toward enhancing our oversight, management, and mitigation of risk.

Market risk

Market risk is our risk of loss resulting from the impact of changes in market prices on our trading inventory, derivatives and investment positions. We have exposure to market risk primarily through our broker-dealer trading operations and, to a lesser extent, through our banking operations. Our broker-dealer subsidiaries, primarily RJ&A, act as market makers in equity and debt securities and maintain inventories in order to ensure availability of securities and to facilitate client transactions. We also hold investments in agency MBS and agency CMOs within RJ Bank’s available-for-sale securities portfolio, and from time-to-time may hold SBA loan securitizations not yet transferred.

See Notes 2, 3, 4 and 5 of the Notes to Consolidated Financial Statements of this Form 10-K for fair value and other information regarding our trading inventories, available-for-sale securities and derivative instruments.

Changes in value of our trading inventory may result from fluctuations in interest rates, credit spreads, equity prices, macroeconomic factors and asset liquidity, as well as relationships among these factors. We manage our trading inventory by product type and have established trading desks with responsibility for particular product types. Our primary method of controlling risk in our trading inventory is through the establishment and monitoring of risk-based limits and limits on the dollar amount of positions held overnight in inventory. A hierarchy of limits exists at multiple levels including firm, division, trading desk (e.g., for over-the-counter (“OTC”) equities, corporate bonds, municipal bonds), product sub-type (e.g., below-investment-grade positions) and individual trader. Position limits in trading inventory accounts are monitored on a daily basis. Consolidated position and exposure reports are prepared and distributed daily to senior management. Trading positions are

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

carefully monitored for potential limit violations. Management likewise monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings. For our derivatives positions, which are composed primarily of interest rate swaps, but also include futures contracts and forward foreign exchange contracts, we monitor daily exposure against established limits with respect to a number of factors, including interest rates, foreign exchange spot and forward rates, spread, ratio, basis and volatility risk, both for the total portfolio and by maturity period.

In the normal course of business, we enter into underwriting commitments. RJ&A and RJ Ltd., as a lead or co-lead manager or syndicate member in underwritings, may be subject to market risk on any unsold shares issued in offerings to which we are committed. Risk exposure is controlled by limiting participation, the deal size or through the syndication process.

Interest rate risk

Trading activities

We are exposed to interest rate risk as a result of our trading inventory (primarily comprised of fixed income instruments) in our Capital Markets segment. We actively manage the interest rate risk arising from our fixed income trading securities through the use of hedging strategies that involve U.S. Treasury securities, futures contracts, liquid spread products and derivatives. In response to the significant market uncertainty caused by the COVID-19 pandemic, we took steps to proactively manage our market risk exposures, including enhanced review and monitoring of exposures and risk mitigation initiatives.

We monitor the Value-at-Risk (“VaR”) for all of our trading portfolios on a daily basis. VaR is an appropriate statistical technique for estimating potential losses in trading portfolios due to typical adverse market movements over a specified time horizon with a suitable confidence level. We apply the Fed’s Market Risk Rule (“MRR”) for the purpose of calculating our capital ratios. The MRR, also known as the “Risk-Based Capital Guidelines: Market Risk” rule released by the Fed, the OCC and FDIC, requires us to calculate VaR for all of our trading portfolios (including derivatives), including fixed income, equity, and foreign exchange instruments.

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

The Fed’s MRR requires us to perform daily back-testing procedures of our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income and intraday trading. Regulatory-defined daily trading losses are used to evaluate the performance of our VaR model and are not comparable to our actual daily net revenues. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the year ended September 30, 2020, our regulatory-defined daily loss in our trading portfolios exceeded our predicted VaR on 11 occasions due to significantly higher levels of market volatility during our fiscal second quarter as a result of the COVID-19 pandemic.

The following table sets forth the high, low, period-end and average daily one-day VaR for all of our trading portfolios, including fixed income, equity, and foreign exchange instruments, for the period and dates indicated.

	Year ended September 30, 2020		Period-end VaR			For the year ended September 30,
$ in millions	High	Low	September 30, 2020	September 30, 2019	$ in millions	2020	2019
Daily VaR	$9	$1	$8	$1	Average daily VaR	$3	$1

Our period-end VaR increased to $9 million as of September 2020 from $1 million as of September 2019, primarily due to the impact of increased volatility from the COVID-19 pandemic on our VaR model.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Separately, RJF provides additional market risk disclosures to comply with the MRR which are available on our website under https://www.raymondjames.com/investor-relations/financial-information/filings-and-reports within “Other Reports and Information.”

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

Banking operations

RJ Bank maintains an interest-earning asset portfolio that is comprised of cash, C&I loans, tax-exempt loans, commercial and residential real estate loans, SBL and other loans, as well as agency MBS and agency CMOs (held in the available-for-sale securities portfolio), SBA loan securitizations and a trading portfolio of corporate loans.  These interest-earning assets are primarily funded by client deposits.  Based on its current asset portfolio, RJ Bank is subject to interest rate risk.  RJ Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both across a range of interest rate scenarios.

One of the objectives of RJ Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. This committee uses several measures to monitor and limit RJ Bank’s interest rate risk, including scenario analysis and economic value of equity.

RJ Bank uses simulation models and estimation techniques to assess the sensitivity of net interest income to movements in interest rates. To ensure that RJ Bank remains within its tolerances established for net interest income, a sensitivity analysis of net interest income to interest rate conditions is estimated under a variety of scenarios. The model estimates the sensitivity by calculating interest income and interest expense in a dynamic balance sheet environment using current repricing, prepayment, and reinvestment of cash flow assumptions over a twelve month time horizon. Various interest rate scenarios are modeled in order to determine the effect those scenarios may have on net interest income. Scenarios presented include instantaneous interest rate shocks of up 100 and 200 basis points and down 100 basis points. While not presented, additional rate scenarios are performed, including interest rate ramps and yield curve shifts that may more realistically mimic the speed of potential interest rate movements. RJ Bank also performs simulations on time horizons of up to five years to assess longer term impacts to various interest rate scenarios. On a quarterly basis, RJ Bank tests expected model results to actual performance. Additionally, any changes made to key assumptions in the model are documented and approved by RJ Bank’s Asset Liability Management Committee.

We utilize a hedging strategy using interest rate swaps as a result of RJ Bank’s asset and liability management process previously described.  For further information regarding this hedging strategy, see Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K.

The following table is an analysis of RJ Bank’s estimated net interest income over a 12-month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own asset/liability model, which assumes that interest rates do not decline below zero.

Instantaneous changes in rate	Net interest income ($ in millions)	Projected change in net interest income
+200	$851	33.4%
+100	$804	26.0%
0	$638	—
-100	$607	(4.9)%

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net interest analysis” of this Form 10-K for a discussion of the impact changes in short-term interest rates could have on the firm’s operations.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following table shows the contractual maturities of RJ Bank’s loan portfolio at September 30, 2020, including contractual principal repayments.  This table does not include any estimates of prepayments, which could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the table. Loan amounts in the table exclude unearned income and deferred expenses.

	Due in
$ in millions	One year or less	> One year – five years	> 5 years	Total
Loans held for investment:
C&I loans	$117	$4,369	$2,964	$7,450
CRE construction loans	26	149	2	177
CRE loans	638	2,264	632	3,534
Tax-exempt loans	1	73	1,185	1,259
Residential mortgage loans	—	5	4,942	4,947
SBL and other	4,050	35	—	4,085
Total loans held for investment	4,832	6,895	9,725	21,452
Loans held for sale	—	1	101	102
Total loans	$4,832	$6,896	$9,826	$21,554

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at September 30, 2020. Loan amounts in the table exclude unearned income and deferred expenses.

	Interest rate type
$ in millions	Fixed	Adjustable	Total
Loans held for investment:
C&I loans	$226	$7,107	$7,333
CRE construction loans	2	149	151
CRE loans	104	2,792	2,896
Tax-exempt loans	1,258	—	1,258
Residential mortgage loans	197	4,750	4,947
SBL and other	—	35	35
Total loans held for investment	1,787	14,833	16,620
Loans held for sale	4	98	102
Total loans	$1,791	$14,931	$16,722

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

In our RJ Bank available-for-sale securities portfolio, we hold primarily fixed-rate agency MBS and agency CMOs which are carried at fair value on our Consolidated Statements of Financial Condition, with changes in the fair value of the portfolio recorded through OCI in our Consolidated Statements of Income and Comprehensive Income. At September 30, 2020, our RJ Bank available-for-sale securities portfolio had a fair value of $7.65 billion with a weighted-average yield of 1.51% and average expected duration of three years. See Note 4 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Equity price risk

We are exposed to equity price risk as a result of our capital markets activities. Our broker-dealer activities are generally client-driven, and we carry equity securities as part of our trading inventory to facilitate such activities, although the amounts are not as significant as our fixed income trading inventory.  We attempt to reduce the risk of loss inherent in our inventory of equity securities by monitoring those security positions throughout each day and establishing position limits. Equity securities held in our trading inventory are generally included in VaR.

In addition, we have a private equity portfolio, included in “Other investments” on our Consolidated Statements of Financial Condition, which is comprised of various direct investments, as well as investments in third-party private equity funds and various legacy private equity funds which we sponsor. Of the total private equity investments at September 30, 2020 of $116

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

million, the portion we owned was $90 million. See Note 3 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information on this portfolio.

Foreign exchange risk

We are subject to foreign exchange risk due to our investments in foreign subsidiaries, as well as transactions and resulting balances denominated in a currency other than the U.S. dollar. For example, a portion of our bank loan portfolio includes loans which are denominated in Canadian dollars, totaling $1.06 billion and $1.10 billion at September 30, 2020 and 2019, respectively, when converted to the U.S. dollar. A portion of such loans are held by RJ Bank’s Canadian subsidiary, which is discussed in the following sections.

Investments in foreign subsidiaries

RJ Bank has an investment in a Canadian subsidiary, resulting in foreign exchange risk. To mitigate its foreign exchange risk, RJ Bank utilizes short-term, forward foreign exchange contracts. These derivatives are primarily accounted for as net investment hedges in the consolidated financial statements. See Notes 2 and 5 of the Notes to Consolidated Financial Statements of this Form 10-K for further information regarding these derivatives.

We had foreign exchange risk in our investment in RJ Ltd. of CAD 353 million at September 30, 2020, which was not hedged. Foreign exchange gains/losses related to this investment are primarily reflected in OCI on our Consolidated Statements of Income and Comprehensive Income. See Note 18 of the Notes to Consolidated Financial Statements of this Form 10-K for further information regarding our components of OCI.

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

Credit risk

Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s or counterparty’s ability to meet its financial obligations under contractual or agreed-upon terms. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction, and the parties involved. Credit risk is an integral component of the profit assessment of lending and other financing activities. We are exposed to credit risk through our brokerage activities, as well as our lending activities, primarily in RJ Bank.

The decline in economic activity as a result of COVID-19 has caused increased credit risk in general and particularly with regard to companies in sectors that have been most significantly impacted by the economic disruption, including energy, airlines, entertainment and leisure, restaurants and gaming. Given the stresses on certain of our clients’ liquidity, we have enhanced our credit monitoring activities, with an increased focus on monitoring our credit exposures and counterparty credit risk. Since the onset of the pandemic, RJ Bank has enacted risk mitigation strategies including, but not limited to, the sale of loans in those sectors with a high likelihood of adverse impact arising from the pandemic. We have also required collateral to be posted across our credit risk exposures in accordance with agreements with our borrowers and counterparties.

We are subject to concentration risk if we hold large positions, extend large loans to, or have large commitments with a single counterparty, borrower, or group of similar counterparties or borrowers (e.g., in the same industry). Repurchase agreements consist primarily of securities issued by the U.S. government or its agencies. Receivables from and payables to clients and securities borrowing and lending activities are conducted with a large number of clients and counterparties and potential concentration is carefully monitored. Inventory and investment positions taken and commitments made, including

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

underwritings, may involve exposure to individual issuers and businesses. We seek to mitigate this risk through careful review of the underlying business and the use of limits established by senior management, taking into consideration factors including the financial strength of the counterparty, the size of the position or commitment, the expected duration of the position or commitment and other positions or commitments outstanding.

Brokerage activities

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

Our client activities involve the execution, settlement, and financing of various transactions on behalf of our clients. Client activities are transacted on either a cash or margin basis. Credit exposure results from client margin loans, which are monitored daily and are collateralized by the securities in the clients’ accounts. We monitor exposure to industry sectors and individual securities and perform analysis on a daily basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions. In addition, when clients execute a purchase, we are at some risk that the client will default on their financial obligation associated with the trade. If this occurs, we may have to liquidate the position at a loss.

We offer loans to financial advisors and certain other key revenue producers primarily for recruiting, transitional cost assistance and retention purposes. We have credit risk and may incur a loss primarily in the event that such borrower is no longer affiliated with us.

Banking activities

RJ Bank has a substantial loan portfolio.  While RJ Bank’s loan portfolio is diversified, a significant downturn in the overall economy, such as that experienced in fiscal 2020 as a result of the COVID-19 pandemic, deterioration in real estate values or a significant issue within any sector or sectors where RJ Bank has a concentration will generally result in large provisions for loan losses and/or charge-offs. RJ Bank determines the allowance that is required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each class of loans and makes enhancements it considers appropriate.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

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

In evaluating credit risk, RJ Bank considers trends in loan performance, the level of allowance coverage relative to similar banking institutions, industry or customer concentrations, the loan portfolio composition and macroeconomic factors. These factors have a potentially negative impact on loan performance and net charge-offs. However, during fiscal year 2020, corporate borrowers have continued to access the markets for new equity and debt.

Several factors were taken into consideration in evaluating the allowance for loan losses at September 30, 2020, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans, delinquency ratios and the impact of the COVID-19 pandemic. RJ Bank also considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. Finally, RJ Bank considered current economic conditions that might impact the portfolio. In response to the COVID-19 pandemic, we performed a portfolio-wide assessment of our loan portfolio. As a result, we downgraded loans in certain impacted industries, which gave rise to elevated loan loss provisions during fiscal 2020. In addition, we sold approximately $695 million (before charge-offs and discounts or premiums) of corporate loans during the fiscal year in industries that we believe to be most vulnerable to the COVID-19 pandemic. We will continue to assess the impact of COVID-19 and, as more information becomes available regarding the financial repercussions to our borrowers, the risk ratings for individual loans will be updated and the allowance will be adjusted accordingly.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following table presents RJ Bank’s changes in the allowance for loan losses.

	Year ended September 30,
$ in millions	2020	2019	2018	2017	2016
Allowance for loan losses beginning of year	$218	$203	$190	$197	$172
Provision for loan losses	233	22	20	13	28
Charge-offs:
C&I loans	(96)	(2)	(10)	(26)	(3)
CRE loans	(4)	(5)	—	—	—
Residential mortgage loans	—	(1)	—	(1)	(1)
Total charge-offs	(100)	(8)	(10)	(27)	(4)
Recoveries:
CRE loans	—	—	—	5	—
Residential mortgage loans	2	2	2	1	1
Total recoveries	2	2	2	6	1
Net charge-offs	(98)	(6)	(8)	(21)	(3)
Foreign exchange translation adjustment	1	(1)	1	1	—
Allowance for loan losses end of year	$354	$218	$203	$190	$197
Allowance for loan losses to loans held for investment	1.65%	1.04%	1.04%	1.11%	1.30%

See further explanation of the loan loss provision in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - RJ Bank” of this Form 10-K.

The level of charge-off activity is a factor that is considered in evaluating the potential severity of future credit losses. The following tables present net loan (charge-offs)/recoveries and the percentage of net loan (charge-offs)/recoveries to the average outstanding loan balances by loan portfolio segment. Of the $98 million of charge-offs in fiscal 2020, the majority was associated with loans we sold as part of our risk mitigation strategies.

	Year ended September 30,
	2020		2019		2018
$ in millions	Net loan (charge-off)/recovery amount (1)	% of avg. outstanding loans	Net loan (charge-off)/recovery amount (1)	% of avg. outstanding loans	Net loan (charge-off)/recovery amount (1)	% of avg. outstanding loans
C&I loans	$(96)	1.22%	$(2)	0.02%	$(10)	0.13%
CRE loans	(4)	0.11%	(5)	0.14%	—	—
Residential mortgage loans	2	0.04%	1	0.02%	2	0.06%
Total	$(98)	0.45%	$(6)	0.04%	$(8)	0.04%

	Year ended September 30,
	2017		2016
$ in millions	Net loan (charge-off)/recovery amount (1)	% of avg. outstanding loans	Net loan (charge-off)/recovery amount (1)	% of avg. outstanding loans
C&I loans	$(26)	0.35%	$(3)	0.04%
CRE loans	5	0.18%	—	—
Total	$(21)	0.13%	$(3)	0.02%

(1)    Charge-offs related to loan sales amounted to $87 million, $2 million, $9 million, $26 million and $3 million for the years ended September 30, 2020, 2019, 2018, 2017, and 2016, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The level of nonperforming loans is another indicator of potential future credit losses. The following tables present the nonperforming loans balance and total allowance for loan losses balance for the periods presented.

	September 30,
	2020		2019		2018
$ in millions	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
Loans held for investment:
C&I loans	$2	$200	$19	$139	$2	$123
CRE construction loans	—	3	—	3	—	3
CRE loans	14	114	8	46	—	47
Tax-exempt loans	—	14	—	9	—	9
Residential mortgage loans	14	18	16	16	23	17
SBL and other	—	5	—	5	—	4
Total	$30	$354	$43	$218	$25	$203
Total nonperforming loans as a % of RJ Bank total loans	0.14%		0.21%		0.12%

	September 30,
	2017		2016
$ in millions	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
Loans held for investment:
C&I loans	$5	$120	$35	$138
CRE construction loans	—	1	—	1
CRE loans	—	42	4	36
Tax-exempt loans	—	6	—	4
Residential mortgage loans	34	17	42	13
SBL and other	—	4	—	5
Total	$39	$190	$81	$197
Total nonperforming loans as a % of RJ Bank total loans	0.23%		0.53%

Included in nonperforming residential mortgage loans as of September 30, 2020, were $7 million in loans for which $3 million in charge-offs were previously recorded, resulting in less exposure within the remaining balance. See Note 7 in the Notes to the Consolidated Financial Statements of this Form 10-K for loan categories as a percentage of total loans receivable.

The nonperforming loan balances in the preceding table exclude $10 million, $12 million, $12 million, $14 million and $14 million as of September 30, 2020, 2019, 2018, 2017, and 2016, respectively, of residential TDRs which were returned to accrual status in accordance with our policy. Total nonperforming assets, including the nonperforming loans in the preceding table and other real estate acquired in the settlement of residential mortgages, amounted to $32 million, $46 million, $28 million, $44 million and $86 million as of September 30, 2020, 2019, 2018, 2017, and 2016, respectively. Total nonperforming assets as a percentage of RJ Bank total assets were 0.10%, 0.18%, 0.12%, 0.21% and 0.50% as of September 30, 2020, 2019, 2018, 2017, and 2016 respectively. Although our nonperforming assets as a percentage of RJ Bank assets remained low as of September 30, 2020, prolonged or further market deterioration could result in an increase in our nonperforming assets, an increase in our allowance for loan losses and/or an increase in net charge-offs in future periods, although the extent will depend on future developments that are highly uncertain.

We have received requests from certain borrowers for forbearance, or deferral of their loan payments to us, driven or exacerbated by the economic impacts of the COVID-19 pandemic. Certain borrowers have also requested modifications of covenant terms. In accordance with the CARES Act, we have elected to not apply TDR classification to any COVID-19 related loan modifications that were performed after March 1, 2020 to borrowers who were current as of December 31, 2019. Based on the outstanding principal balance as of the end of September 30, 2020, we have active short-term payment deferrals on approximately $189 million and $77 million of our corporate and residential loans, respectively. Such deferrals could delay the recognition of net charge-offs, delinquencies, and nonaccrual status for those borrowers who would have otherwise moved into past due or nonaccrual status.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Loan underwriting policies

A component of RJ Bank’s credit risk management strategy is conservative, well-defined policies and procedures. RJ Bank’s underwriting policies for the major types of loans are described in the following sections.

Residential mortgage and SBL and other loan portfolios

RJ Bank’s residential mortgage loan portfolio consists of first mortgage loans originated by RJ Bank via referrals from our PCG financial advisors and the general public, as well as first mortgage loans purchased by RJ Bank. All of RJ Bank’s residential mortgage loans adhere to strict underwriting parameters pertaining to credit score and credit history, debt-to-income ratio of the borrower, LTV and combined LTV (including second mortgage/home equity loans). As of September 30, 2020, approximately 65% of the residential loans were fully documented loans to industry standards and 96% of the residential mortgage loan portfolio consisted of owner-occupant borrowers (77% for their primary residences and 19% for second home residences). Approximately 35% of the first lien residential mortgage loans were ARM loans, which receive interest-only payments based on a fixed rate for an initial period of the loan and then become fully amortizing, subject to annual and lifetime interest rate caps. A significant portion of our originated 15 or 30-year fixed-rate mortgage loans are sold in the secondary market.

RJ Bank’s SBL and other portfolio is comprised primarily of loans fully collateralized by client’s marketable securities and represented 19% of RJ Bank’s total loan portfolio as of September 30, 2020. The underwriting policy for the SBL and other portfolio primarily includes a review of collateral, including LTV, with a limited review of repayment history.

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

Corporate and tax-exempt loan portfolios

RJ Bank’s corporate and tax-exempt loan portfolios were comprised of approximately 500 borrowers, the majority of which are underwritten, managed and reviewed at our corporate headquarters location, which facilitates close monitoring of the portfolio by credit risk personnel, relationship officers and senior RJ Bank executives. RJ Bank’s corporate loan portfolio is diversified among a number of industries in both the U.S. and Canada and is comprised of project finance real estate loans, commercial lines of credit and term loans, the majority of which are participations in Shared National Credit (“SNC”) or other large syndicated loans, and tax-exempt loans. RJ Bank is sometimes involved in the syndication of the loan at inception and some of these loans have been purchased in the secondary trading markets. The remainder of the corporate loan portfolio is comprised of smaller participations and direct loans. There are no subordinated loans or mezzanine financings in the corporate loan portfolio. RJ Bank’s tax-exempt loans are long-term loans to governmental and nonprofit entities. These loans generally have lower overall credit risk, but are subject to other risks that are not usually present with corporate clients, including the risk associated with the constituency served by a local government and the risk in ensuring an obligation has appropriate tax treatment.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

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

The following table presents a summary of delinquent residential mortgage loans, the vast majority of which are first mortgage loans, which are comprised of loans which are two or more payments past due as well as loans in the process of foreclosure. Amounts in the following table do not include residential loans to borrowers who have been granted forbearance as a result of the COVID-19 pandemic and whose loans were not considered delinquent prior to the forbearance. Such loans may be considered delinquent after the forbearance period, depending on their payment status. As a result, the amount of residential loans considered delinquent may increase significantly in fiscal 2021 as the forbearance periods expire.

	Amount of delinquent residential loans			Delinquent residential loans as a percentage of outstanding loan balances
$ in millions	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
September 30, 2020	$3	$7	$10	0.06%	0.14%	0.20%
September 30, 2019	$2	$10	$12	0.04%	0.22%	0.26%

Our September 30, 2020 percentage continues to compare favorably to the national average for over 30 day delinquencies of 2.68%, as most recently reported by the Fed.

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

	September 30, 2020
	Loans outstanding as a % of RJ Bank total residential mortgage loans	Loans outstanding as a % of RJ Bank total loans
CA	25.1%	5.8%
FL	16.5%	3.8%
TX	8.8%	2.0%
NY	6.9%	1.6%
CO	4.2%	1.0%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Loans where borrowers may be subject to payment increases include ARM loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At September 30, 2020 and 2019, these loans totaled $1.67 billion and $1.29 billion, respectively, or approximately 34% and 30% of the residential mortgage portfolio, respectively.  The weighted-average number of years before the remainder of the loans, which were still in their interest-only period at September 30, 2020, begins amortizing is 6 years.

A component of credit risk management for the residential portfolio is the LTV ratio and borrower credit score at origination or purchase. The weighted-average LTV ratios and FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio were 65% and 762, respectively.

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

	September 30, 2020
	Loans outstanding as a % of RJ Bank total corporate loans	Loans outstanding as a % of RJ Bank total loans
Office real estate	7.5%	3.9%
Automotive/transportation	6.7%	3.5%
Hospitality	6.5%	3.4%
Business systems and services	6.3%	3.2%
Multi-family	5.6%	2.9%

The COVID-19 pandemic has negatively impacted our corporate loan portfolio and could continue to do so in the future. Although we have reduced our exposure to sectors that we believe to be most vulnerable to the COVID-19 pandemic, such as the energy, airlines, entertainment and leisure, restaurant and gaming sectors, we may experience further losses on our remaining loans to borrowers in these sectors, particularly if economic conditions deteriorate. In addition, we continue to monitor our exposure to office real estate, where trends are changing rapidly and possibly permanently as a result of the COVID-19 pandemic, and may experience additional losses on loans in this sector in the future. We may also experience further losses on corporate loans in other industries as a direct or indirect result of the pandemic, including on our CRE loans secured by retail and hospitality properties.

Although we saw deterioration in oil prices during the current fiscal year, our energy portfolio primarily consists of loans to midstream distribution companies and convenience stores, with no loans to exploration and production enterprises. As a result, the portfolio has minimal direct commodity price exposure. However, if we continue to see a significant deterioration in oil prices, our borrowers, and as a result our loans to such clients, could be negatively impacted in the future.

Liquidity risk

See the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” of this Form 10-K for information regarding our liquidity and how we manage liquidity risk.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes including cybersecurity incidents. See “Item 1A - Risk Factors” of this Form 10-K for a discussion of certain cybersecurity risks. We operate different businesses in diverse markets and are reliant on the ability of our employees and systems to process a large number of transactions. These risks are less direct than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes and complexity. In the event of a breakdown or improper operation of systems or improper action by employees, we could suffer financial loss, regulatory sanctions and damage to our reputation. In order to mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization and within such departments as Finance, Operations, Information Technology, Legal, Compliance, Risk Management and Internal Audit. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our various businesses are operating within established corporate policies and limits. Business continuity plans exist for critical systems, and redundancies are built into the systems as deemed appropriate.

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

In response to the COVID-19 pandemic, we activated and successfully executed on our business continuity protocols and continue to monitor the COVID-19 pandemic under such protocols. We have endeavored to protect our associates and our clients and to ensure continuity of business operations for our clients. As a result, a substantial portion of our associates are working remotely. Periods of severe market volatility, such as those that arose in response to the COVID-19 pandemic, can result in a significantly higher level of transactions on specific days and other activity which may cause operational challenges from time to time that may result in losses. These losses can result from, but are not limited to, trade errors, failed transaction settlements, late collateral calls to borrowers and counterparties, or interruptions to our system processing. We did not incur any significant losses related to our operations during the year ended September 30, 2020. The firm continues to monitor conditions and has developed a phased approach to reopening our offices based on regional indicators of infection positivity rates, and has and will continue to operate in compliance with all applicable laws and regulations. As of September 30, 2020, we have reopened certain of our offices in a limited capacity and are operating under strict public health and safety protocols in such locations.

As more fully described in the discussion of our business technology risks included in various risk factors presented in “Item 1A - Risk Factors” of this Form 10-K, despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, cyber-attacks and other information security breaches, and other events that could have an impact on the security and stability of our operations.

Model risk

Model risk refers to the possibility of unintended business outcomes arising from the design, implementation or use of models. Models are used throughout the firm for a variety of purposes such as the valuation of financial instruments, assessing risk, stress testing, and to assist in the making of business decisions. Model risk includes the potential risk that management makes incorrect decisions based upon either incorrect model results or incorrect understanding and use of model results. Model risk may also occur when model outputs differ from the expected result. Model risk can result in significant financial loss, inaccurate financial or regulatory reporting, misaligned business strategies or damage to our reputation.

Model Risk Management (“MRM”) is a separate department within our Risk Management department and is independent of model owners, users, and developers. Our model risk management framework consists primarily of model governance, maintaining the firmwide model inventory, validating and approving models used across the firm, and ongoing monitoring. Results of validations and issues identified are reported to the Enterprise Risk Management Committee and the Audit and Risk Committee of the Board of Directors. MRM assumes responsibility for the independent and effective challenge of model completeness, integrity and design based on intended use.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Compliance risk

Compliance risk is the risk of legal or regulatory sanctions, financial loss, or reputational damage that the firm may suffer from a failure to comply with applicable laws, external standards, or internal requirements.

We have established a framework to oversee, manage, and mitigate compliance risk throughout the firm, both within and across businesses, functions, legal entities, and jurisdictions. The framework includes roles and responsibilities for the Board of Directors, senior management, and all three lines of risk management. This framework also includes programs and processes through which the firm identifies, assesses, controls, measures, monitors, and reports on compliance risk and provides compliance-related training throughout the firm. The Compliance department plays a key leadership role in the oversight, management, and mitigation of compliance risk throughout the firm. It does this by conducting an annual compliance risk assessment, carrying out compliance monitoring and testing activities, implementing compliance policies, training associates on compliance-related topics, and reporting compliance risk-related issues and metrics to the Board of Directors and senior management, among other activities.

We continue to devote resources to support the firm’s compliance risk management framework, including the enhancement of processes and controls to help the firm meet its obligations to oversee, manage, and mitigate compliance risk. We also continue to invest in technology to improve our associates’ ability to monitor and detect compliance risk.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Raymond James Financial, Inc. and subsidiaries (the Company) as of September 30, 2020 and 2019, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended September 30, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 24, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the allowance for loan losses related to both the commercial and industrial (C&I) and the commercial real estate (CRE) loan portfolios that are collectively evaluated for impairment

As discussed in Notes 2 and 7 to the consolidated financial statements, the Company’s allowance for loan losses related to loans collectively evaluated for impairment (ALL) was based on quantitative historical loss rates adjusted by an estimate of the loss emergence period. The Company also adjusted the quantitative historical loss rates by considering qualitative factors that cause the estimated losses to differ from quantitatively calculated amounts. The Company recorded a total allowance for loan losses of $354 million as of September 30, 2020. Of that amount, the ALL for C&I loans was $200 million or 56% of the total allowance, and the ALL for CRE loans was $117 million or 33% of the total allowance.

We identified the assessment of the ALL related to the C&I and CRE loan portfolios as a critical audit matter because it required a significant degree of subjective auditor judgment and specialized industry skills and knowledge. There was subjectivity in performing procedures over key factors and assumptions used by the Company, including selection of proxy data used to develop loss rates and the evaluation of loss emergence periods. There were also subjective judgments and specialized skills and knowledge needed to assess loan characteristics, such as loan risk ratings, and to evaluate the development and application of the ALL methodology and the use of qualitative factors.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the measurement of the ALL for the C&I and CRE loan portfolios. This included controls related to the (1) development and approval of the ALL methodology, (2) determination and calculation of key factors and assumptions as well as qualitative factors, and (3) analysis of the ALL results, trends, and ratios. We evaluated the relevance of the historical proxy data used to develop loss rates by comparing the Company’s C&I loan portfolio characteristics to the historical proxy data characteristics. In addition, we tested the CRE loss estimates by comparing them to loss data from independently determined industry peer groups. We evaluated the loss emergence period by testing the loss triggering and confirmation dates for a selection of loans. We assessed how the underlying assumptions used by the Company incorporated accurate metrics and other information and were applied in accordance with the qualitative framework. In addition, we involved credit risk professionals with specialized industry skills and knowledge, who assisted in testing the Company’s process, including:

•evaluating the Company’s ALL methodology to determine if it is sufficiently structured, transparent, and repeatable to produce an estimate that is compliant with U.S. generally accepted accounting principles,

•performing credit file reviews on a selection of loans to assess loan characteristics, such as loan risk ratings, and

•evaluating the conceptual soundness of the qualitative framework to determine if it identified the relevant incremental risks not captured by the quantitative estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2001.

Tampa, Florida
November 24, 2020

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	September 30,
$ in millions, except per share amounts	2020	2019
Assets:
Cash and cash equivalents	$5,390	$3,957
Cash and cash equivalents segregated pursuant to regulations	4,244	2,014
Collateralized agreements	422	591
Financial instruments, at fair value:
Trading instruments ($265 and $535 pledged as collateral)	513	708
Available-for-sale securities ($23 and $24 pledged as collateral)	7,650	3,093
Derivative assets	438	338
Other investments ($37 and $32 pledged as collateral)	334	365
Brokerage client receivables, net	2,435	2,671
Other receivables, net	927	830
Bank loans, net	21,195	20,891
Loans to financial advisors, net	1,012	983
Property and equipment, net	535	527
Deferred income taxes, net	262	231
Goodwill and identifiable intangible assets, net	600	611
Other assets	1,525	1,020
Total assets	$47,482	$38,830

Liabilities and shareholders’ equity:
Bank deposits	$26,801	$22,281
Collateralized financings	250	473
Financial instrument liabilities, at fair value:
Trading instruments	240	296
Derivative liabilities	393	313
Brokerage client payables	6,792	4,361
Accrued compensation, commissions and benefits	1,384	1,272
Other payables	1,513	747
Other borrowings	888	894
Senior notes payable	2,045	1,550
Total liabilities	40,306	32,187
Commitments and contingencies (see Note 17)
Shareholders’ equity
Preferred stock; $.10 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock; $.01 par value; 350,000,000 shares authorized; 159,007,158 and 158,435,030 shares issued as of September 30, 2020 and 2019, respectively, and 136,556,559 and 137,841,952 shares outstanding as of September 30, 2020 and 2019, respectively	2	2
Additional paid-in capital	2,007	1,938
Retained earnings	6,484	5,874
Treasury stock, at cost; 22,450,599 and 20,593,078 common shares as of September 30, 2020 and 2019, respectively	(1,390)	(1,210)
Accumulated other comprehensive income/(loss)	11	(23)
Total equity attributable to Raymond James Financial, Inc.	7,114	6,581
Noncontrolling interests	62	62
Total shareholders’ equity	7,176	6,643
Total liabilities and shareholders’ equity	$47,482	$38,830
See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended September 30,
in millions, except per share amounts	2020	2019	2018
Revenues:
Asset management and related administrative fees	$3,834	$3,451	$3,119
Brokerage revenues:
Securities commissions	1,468	1,450	1,626
Principal transactions	488	357	329
Total brokerage revenues	1,956	1,807	1,955
Account and service fees	624	738	713
Investment banking	650	596	501
Interest income	1,000	1,281	1,044
Other	104	150	144
Total revenues	8,168	8,023	7,476
Interest expense	(178)	(283)	(202)
Net revenues	7,990	7,740	7,274
Non-interest expenses:
Compensation, commissions and benefits	5,465	5,087	4,795
Non-compensation expenses:
Communications and information processing	393	373	352
Occupancy and equipment	225	218	202
Business development	134	194	181
Investment sub-advisory fees	101	94	92
Professional fees	91	85	74
Bank loan loss provision	233	22	20
Acquisition and disposition-related expenses	7	15	4
Reduction in workforce expenses	46	—	—
Other	243	277	243
Total non-compensation expenses	1,473	1,278	1,168
Total non-interest expenses	6,938	6,365	5,963
Pre-tax income	1,052	1,375	1,311
Provision for income taxes	234	341	454
Net income	$818	$1,034	$857

Earnings per common share – basic	$5.94	$7.32	$5.89
Earnings per common share – diluted	$5.83	$7.17	$5.75
Weighted-average common shares outstanding – basic	137.6	141.0	145.3
Weighted-average common and common equivalent shares outstanding – diluted	140.2	144.0	148.8

Net income	$818	$1,034	$857
Other comprehensive income/(loss), net of tax:
Available-for-sale securities	68	71	(42)
Currency translations, net of the impact of net investment hedges	—	(2)	(3)
Cash flow hedges	(34)	(61)	33
Total other comprehensive income/(loss), net of tax	$34	$8	$(12)
Total comprehensive income	$852	$1,042	$845

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
	Year ended September 30,
$ in millions, except per share amounts	2020	2019	2018
Common stock, par value $.01 per share:
Balance beginning of year	$2	$2	$2
Share issuances	—	—	—
Balance end of year	2	2	2

Additional paid-in capital:
Balance beginning of year	1,938	1,808	1,645
Employee stock purchases	36	34	31
Exercise of stock options and vesting of restricted stock units, net of forfeitures	(80)	21	32
Restricted stock, stock option and restricted stock unit expense	113	107	98
Acquisition of noncontrolling interest and other	—	(32)	2
Balance end of year	2,007	1,938	1,808

Retained earnings:
Balance beginning of year	5,874	5,032	4,340
Net income attributable to Raymond James Financial, Inc.	818	1,034	857
Cash dividends declared (see Note 23)	(208)	(196)	(164)
Other	—	4	(1)
Balance end of year	6,484	5,874	5,032

Treasury stock:
Balance beginning of year	(1,210)	(447)	(390)
Purchases/surrenders	(273)	(759)	(45)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	93	(4)	(12)
Balance end of year	(1,390)	(1,210)	(447)

Accumulated other comprehensive income/(loss):
Balance beginning of year	(23)	(27)	(15)
Other comprehensive income/(loss), net of tax	34	8	(12)
Other	—	(4)	—
Balance end of year	11	(23)	(27)
Total equity attributable to Raymond James Financial, Inc.	$7,114	$6,581	$6,368

Noncontrolling interests:
Balance beginning of year	$62	$84	$112
Net loss attributable to noncontrolling interests	(26)	(14)	(6)
Capital contributions	3	2	—
Distributions and other	23	(10)	(22)
Balance end of year	62	62	84
Total shareholders’ equity	$7,176	$6,643	$6,452

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
$ in millions	2020	2019	2018
Cash flows from operating activities:
Net income	$818	$1,034	$857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119	112	99
Deferred income taxes	(39)	(23)	117
Premium and discount amortization on available-for-sale securities and loss on other investments	57	14	21
Provisions for loan losses, legal and regulatory proceedings and bad debts	257	59	55
Share-based compensation expense	120	112	99
Unrealized gain on company-owned life insurance policies, net of expenses	(46)	(10)	(32)
Goodwill impairment	—	19	—
Other	92	51	17
Net change in:
Collateralized agreements, net of collateralized financings	(55)	(101)	(83)
Loans provided to financial advisors, net of repayments	(49)	(79)	(87)
Brokerage client receivables and other accounts receivable, net	127	682	(491)
Trading instruments, net	150	41	(143)
Derivative instruments, net	(51)	(144)	73
Other assets	(13)	(71)	—
Brokerage client payables and other accounts payable	2,486	(1,231)	346
Accrued compensation, commissions and benefits	70	80	132
Purchases and originations of loans held for sale, net of proceeds from sales of securitizations and loans held for sale	11	32	(96)
Net cash provided by operating activities	4,054	577	884

Cash flows from investing activities:
Additions to property and equipment	(124)	(138)	(134)
Increase in bank loans, net	(1,136)	(1,605)	(2,818)
Proceeds from sales of loans held for investment	634	235	193
Purchases of available-for-sale securities	(5,710)	(1,027)	(1,124)
Available-for-sale securities maturations, repayments and redemptions	1,188	644	495
Proceeds from sales of available-for-sale securities	222	—	45
Business acquisitions, net of cash acquired	(5)	(5)	(159)
Other investing activities, net	(54)	(1)	26
Net cash used in investing activities	(4,985)	(1,897)	(3,476)

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued from previous page)
	Year ended September 30,
$ in millions	2020	2019	2018
Cash flows from financing activities:
Proceeds from borrowings on the RJF Credit Facility	—	300	300
Repayment of borrowings on the RJF Credit Facility	—	(300)	(300)
Repayments of short-term borrowings, net	—	—	(610)
Proceeds from Federal Home Loan Bank advances	850	850	850
Repayments of Federal Home Loan Bank advances and other borrowed funds	(855)	(855)	(855)
Proceeds from senior notes issuances, net of debt issuance costs paid	494	—	—
Acquisition-related contingent consideration paid, net	—	—	(7)
Exercise of stock options and employee stock purchases	62	65	63
Increase in bank deposits	4,520	2,339	2,210
Purchases of treasury stock	(272)	(778)	(62)
Dividends on common stock	(205)	(191)	(151)
Acquisitions of and distributions to noncontrolling interests, net	(1)	(57)	(18)
Net cash provided by financing activities	4,593	1,373	1,420

Currency adjustment:
Effect of exchange rate changes on cash	1	(23)	(33)
Net increase/(decrease) in cash and cash equivalents and cash and cash equivalents segregated pursuant to regulations	3,663	30	(1,205)
Cash and cash equivalents and cash and cash equivalents segregated pursuant to regulations at beginning of year	5,971	5,941	7,146
Cash and cash equivalents and cash and cash equivalents segregated pursuant to regulations at end of year	$9,634	$5,971	$5,941

Cash and cash equivalents	$5,390	$3,957	$3,500
Cash and cash equivalents segregated pursuant to regulations	4,244	2,014	2,441
Total cash and cash equivalents and cash and cash equivalents segregated pursuant to regulations at end of year	$9,634	$5,971	$5,941

Supplemental disclosures of cash flow information:
Cash paid for interest	$164	$283	$201
Cash paid for income taxes, net	$246	$390	$231

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Raymond James Financial, Inc. (“RJF,” the “firm” or the “Company”) is a financial holding company which, together with its subsidiaries, is engaged in various financial services activities, including providing investment management services to retail and institutional clients, the underwriting, distribution, trading and brokerage of equity and debt securities, and the sale of mutual funds and other investment products. The firm also provides corporate and retail banking services, and trust services.  For further information about our business segments, see Note 24 of this Form 10-K.  As used herein, the terms “our,” “we,” or “us” refer to RJF and/or one or more of its subsidiaries.

Basis of presentation

The accompanying consolidated financial statements include the accounts of RJF and its consolidated subsidiaries that are generally controlled through a majority voting interest. We consolidate all of our 100% owned subsidiaries. In addition, we consolidate any variable interest entity (“VIE”) in which we are the primary beneficiary. Additional information on these VIEs is provided in Note 2 and in Note 8 of this Form 10-K. When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

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

Accounting estimates and assumptions

The preparation of consolidated financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates and could have a material impact on the consolidated financial statements.

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current year’s presentation.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recognition of non-interest revenues

Revenue from contracts with customers is recognized when promised goods or services are delivered to our customers in an amount we expect to receive in exchange for those goods or services (i.e., the transaction price). Contracts with customers can include multiple services, which are accounted for as separate “performance obligations” if they are determined to be distinct. Our performance obligations to our customers are generally satisfied when we transfer the promised good or service to our customer, either at a point in time or over time. Revenue from a performance obligation transferred at a point in time is recognized at the time that the customer obtains control over the promised good or service. Revenue from our performance obligations satisfied over time is recognized in a manner that depicts our performance in transferring control of the good or service, which is generally measured based on time elapsed, as our customers receive the benefit of our services as they are provided.

Payment for the majority of our services is considered to be variable consideration, as the amount of revenue we expect to receive is subject to factors outside of our control, including market conditions. Variable consideration is only included in revenue when amounts are not subject to significant reversal, which is generally when uncertainty around the amount of revenue to be received is resolved. We record deferred revenue from contracts with customers when payment is received prior to the performance of our obligation to the customer.

We involve third parties in providing services to the customer for certain of our contracts with customers. We are generally deemed to control the promised services before they are transferred to the customer. Accordingly, we present the related revenues gross of the related costs.

Asset management and related administrative fees

We earn asset management and related administrative fees for performing asset management, portfolio management and related administrative services to retail and institutional clients. Such fees are generally calculated as a percentage of the value of client assets in fee-based accounts in our Private Client Group (“PCG”) segment or on the net asset value of assets managed by Carillon Tower Advisers and its affiliates (collectively “Carillon Tower Advisers”) in our Asset Management segment. The value of these assets is impacted by market fluctuations and net inflows or outflows of assets. Fees are generally collected quarterly and are based on balances either at the beginning of the quarter or the end of the quarter, or average balances throughout the quarter. Asset management and related administrative fees are recognized on a monthly basis (i.e., over time) as the services are performed.

Revenues related to fee-based accounts under administration in PCG are shared by the PCG and Asset Management segments, the amount of which depends on whether clients are invested in “managed programs” that are overseen by our Asset Management segment (i.e., included in financial assets under management (“AUM”) in the Asset Management segment) and the administrative services provided. Asset management revenues earned by Carillon Tower Advisers for retail accounts managed on behalf of third-party institutions, institutional accounts or proprietary mutual funds that we manage are recorded entirely in the Asset Management segment.

Brokerage revenues

Securities commissions

Mutual and other fund products and insurance and annuity products

We earn revenues for distribution and related support services performed related to mutual and other funds, fixed and variable annuities and insurance products. Depending on the product sold, we may receive an upfront fee for our services, a trailing commission, or some combination thereof. Upfront commissions received are generally based on a fixed rate applied, as a percentage, to amounts invested or the value of the contract at the time of sale and are generally recognized at the time of sale. Trailing commissions are generally based on a fixed rate applied, as a percentage, to the net asset value of the fund, or the value of the insurance policy or annuity contract. Trailing commissions are generally received monthly or quarterly while our client holds the investment or holds the contract. As these trailing commissions are based on factors outside of our control, including market movements and client behavior (i.e., how long clients hold their investment, insurance policy or annuity contract), such revenue is recognized when it is probable that a significant reversal will not occur.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Equities, ETFs and fixed income products

We earn commissions for executing and clearing transactions for customers, primarily in listed and over-the-counter (“OTC”) equity securities, including exchange-traded funds (“ETFs”), and options. Such revenues primarily arise from transactions for retail clients in our PCG segment, as well as services related to sales and trading activities transacted on an agency basis in our Capital Markets segment. Commissions are recognized on trade date, generally received from the customer on settlement date, and we record a receivable between the trade date and the date collected from the customer.

Principal transactions

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

Account and service fees

Mutual fund and annuity service fees

We earn servicing fees for providing sales and marketing support to product partners and for supporting the availability and distribution of their products on our platforms. We also earn servicing fees from such partners for accounting and administrative services provided to such partners. These fees, which are received monthly or quarterly, are generally based on the market value of assets or number of positions in such programs or, in certain cases, are a fixed annual fee, and are recognized over time as the services are performed.

RJBDP fees

We earn servicing fees from various banks for administrative services we provide related to our clients’ deposits that are swept to such banks as part of the Raymond James Bank Deposit Program (“RJBDP”), our multi-bank sweep program. The amounts received from third-party banks are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates and the interest paid to clients by the third-party banks on balances in the RJBDP. The fees are earned over time as the related administrative services are performed and are received monthly. Our PCG segment also earns servicing fees from RJ Bank, which are based on the number of accounts that are swept to RJ Bank. These fees are eliminated in consolidation.

Investment banking

We earn revenue from investment banking transactions, including public and private equity and debt financing, merger & acquisition advisory services, and other advisory services. Underwriting revenues, which are typically deducted from the proceeds remitted to the issuer, are recognized on trade date if there is no uncertainty or contingency related to the amount to be paid. Fees from merger & acquisition and advisory assignments are generally recognized at the time the services related to the transaction are completed under the terms of the engagement. Fees for merger & acquisition and advisory services are typically received upfront, as non-refundable retainer fees, or as a success fee upon completion of a transaction. Expenses related to investment banking transactions are generally deferred until the related revenue is recognized or the assignment is otherwise concluded. Such expenses are included in “Professional fees” on our Consolidated Statements of Income and Comprehensive Income.

We have elected the practical expedient allowed by the accounting guidance to not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. See Note 19 in the accompanying Notes to the Consolidated Financial Statements for additional information on our revenue streams.

Cash and cash equivalents

Our cash equivalents include money market funds or highly liquid investments with original maturities of 3 months or less, other than those used for trading purposes.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Cash and cash equivalents segregated pursuant to regulations

In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Raymond James & Associates, Inc. (“RJ&A”), as a broker-dealer carrying client accounts, is subject to requirements to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. The amounts included in “Cash and cash equivalents segregated pursuant to regulations” on our Consolidated Statements of Financial Condition represent the amounts of cash and cash equivalents, which includes highly liquid investments with original maturities of 3 months or less, on deposit in our segregated reserve accounts for regulatory purposes as of each respective period-end. From time to time, we may also segregate highly liquid securities, such as U.S. Treasuries, which have original maturities of greater than 3 months. Such securities are carried at fair value on our Consolidated Statements of Financial Condition. In addition, Raymond James Ltd. (“RJ Ltd.”) is required to hold client Registered Retirement Savings Plan funds in trust.

Collateralized agreements and financings

Securities purchased under agreements to resell and securities sold under agreements to repurchase

We purchase securities under short-term agreements to resell (“reverse repurchase agreements”). Additionally, we sell securities under agreements to repurchase (“repurchase agreements”). Both reverse repurchase agreements and repurchase agreements are accounted for as collateralized financings and are carried at contractual amounts plus accrued interest. We receive collateral with a fair value that is typically equal to or in excess of the principal amount loaned under reverse repurchase agreements to mitigate credit exposure. To ensure that the market value of the underlying collateral remains sufficient, collateral values are evaluated on a daily basis, and collateral is obtained from or returned to the counterparty when contractually required. Under repurchase agreements, we are required to post collateral in an amount that typically exceeds the carrying value of these agreements. In the event that the market value of the securities we pledge as collateral declines, we may have to post additional collateral or reduce borrowing amounts. Reverse repurchase agreements and repurchase agreements are included in “Collateralized agreements” and “Collateralized financings,” respectively, on our Consolidated Statements of Financial Condition. See Note 6 for additional information regarding collateralized agreements and financings.

Securities borrowed and securities loaned

We act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one broker-dealer and then either lend them to another broker-dealer or use them to cover short positions. Where permitted, we have also loaned, to broker-dealers and other financial institutions, securities owned by the firm, our clients, or others we have received as collateral. Both securities borrowed and securities loaned transactions are accounted for as collateralized financings and are recorded at the amount of cash advanced or received. In securities borrowed transactions, we are required to deposit cash with the lender in an amount which is generally in excess of the market value of securities borrowed. With respect to securities loaned, we generally receive cash in an amount in excess of the market value of securities loaned. We evaluate the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary. Securities borrowed and securities loaned are included in “Collateralized agreements” and “Collateralized financings,” respectively, on our Consolidated Statements of Financial Condition. See Note 6 for additional information regarding collateralized agreements and financings.

Financial instruments, financial instrument liabilities, at fair value

“Financial instruments” and “Financial instrument liabilities” are recorded at fair value. Fair value is defined by GAAP as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Level 2 - Financial instruments reported in Level 2 include those that have pricing inputs that are other than unadjusted quoted prices in active markets, but which are either directly or indirectly observable as of the reporting date (i.e., prices for similar instruments).

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

Valuation techniques and inputs

The fair values for certain of our financial instruments are derived using pricing models and other valuation techniques that involve management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of our financial instruments. Financial instruments which are actively traded will generally have a higher degree of price transparency than financial instruments that are less frequently traded. In accordance with GAAP, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For equity securities, our definition of actively traded is based on average daily trading volume. We have determined the market for certain other types of financial instruments, including private equity investments, to be uncertain or inactive as of both September 30, 2020 and 2019. As a result, the valuation of these financial instruments included management judgment in determining the relevance and reliability of market information available.

The level within the fair value hierarchy, specific valuation techniques, and other significant accounting policies pertaining to financial instruments at fair value on our Consolidated Statements of Financial Condition are described as follows.

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

Available-for-sale securities

Available-for-sale securities are generally held by RJ Bank and classified at the date of purchase. They are comprised primarily of agency mortgage-backed securities (“MBS”) and agency collateralized mortgage obligations (“CMOs”), which are guaranteed by the U.S. government or its agencies. Available-for-sale securities owned by RJ Bank are used as part of its

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
interest rate risk and liquidity management strategies and may be sold in response to changes in interest rates, changes in prepayment risks, or other factors.

Interest on available-for-sale securities is recognized in interest income on an accrual basis. Discounts are accreted and premiums are amortized as an adjustment to yield over the estimated average life of the security. Realized gains and losses on sales of available-for-sale securities are recognized using the specific identification method and reflected in “Other” revenue in the period sold. Unrealized gains or losses on available-for-sale securities, except for those that are deemed to be other-than-temporarily-impaired, are recorded through other comprehensive income/(loss) (“OCI”) and are thereafter presented in equity as a component of accumulated other comprehensive income (“AOCI”) on our Consolidated Statements of Financial Condition.

For any available-for-sale securities in an unrealized loss position at a reporting period end, we make an assessment whether such securities are impaired on an other-than-temporary basis. The following factors are considered in order to determine whether an impairment is other-than-temporary: our intention to sell the security, our assessment of whether it is more likely than not that we will be required to sell the security before the recovery of its amortized cost basis, and whether the evidence indicating that we will recover the amortized cost basis of a security in full outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period-end, recent events specific to the issuer or industry and forecasted performance of the security. Due to the guarantee of the full payment of principal and interest by the U.S. government or its agencies, as well as our ability and intent to hold these securities, we do not consider our agency available-for-sale securities to be other-than-temporarily-impaired.

The fair value of our available-for-sale securities is determined by obtaining prices primarily based on valuation models from third-party pricing services. The third-party pricing services provide comparable price evaluations utilizing observable market data for similar securities, which includes observable data comprised of benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data including market research publications, and loan performance experience. We utilize other third-party pricing services to corroborate the pricing information obtained from the primary pricing service. Securities valued using valuation techniques that rely on observable market data are classified within Level 2 of the fair value hierarchy.

Derivative assets and derivative liabilities

Our derivative assets and derivative liabilities are recorded at fair value and are included in “Derivative assets” and “Derivative liabilities” on our Consolidated Statements of Financial Condition. To reduce credit exposure on certain of our derivative transactions, we may enter into a master netting arrangement that allows for net settlement of all derivative transactions with each counterparty.  In addition, the credit support annex allows parties to the master netting agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral.  We accept collateral in the form of cash or other marketable securities.  Where permitted, we elect to net-by-counterparty certain derivatives entered into under a legally enforceable master netting agreement and, therefore, the fair value of those derivatives are netted by counterparty on our Consolidated Statements of Financial Condition. As we elect to net-by-counterparty the fair value of such derivatives, we also net-by-counterparty cash collateral exchanged as part of those derivative agreements. We may also require certain counterparties to make a deposit at the inception of a derivative agreement, referred to as “initial margin.” This initial margin is included in “Other payables” on our Consolidated Statements of Financial Condition.

We are also required to maintain deposits with the clearing organizations we utilize to clear certain of our interest rate derivatives, for which we have posted securities as collateral. This initial margin is included as a component of “Other investments” and “Available-for-sale securities” on our Consolidated Statements of Financial Condition. On a daily basis, we also pay cash to, or receive cash from, these clearing organizations due to changes in the fair value of the derivatives which they clear. Such payments are referred to as “variation margin” and are considered to be settlement of the related derivatives.

Fixed income business operations

We enter into interest rate derivatives in our fixed income business to facilitate client transactions or to actively manage risk exposures that arise from our client activity, including a portion of our trading inventory. The majority of these derivatives are traded in the over-the-counter market and are executed directly with another counterparty or are cleared and settled through a clearing organization. Realized and unrealized gains or losses on our fixed income derivatives are recorded in “Principal transactions” on our Consolidated Statements of Income and Comprehensive Income. The fair values of these interest rate derivatives are obtained from internal pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value, yield curve and other volatility factors underlying the positions. Since our model inputs can be observed in liquid markets and the models do not require significant judgment, such derivatives

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
are classified within Level 2 of the fair value hierarchy. We corroborate the output of our internal pricing models by preparing an independent calculation using a third-party model. Our fixed income business also holds to-be-announced (“TBA”) security contracts that are accounted for as derivatives, which are classified within Level 1 of the fair value hierarchy.

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

Foreign-exchange derivatives

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

The fair value of our forward foreign exchange contracts is determined by obtaining valuations from a third-party pricing service or model. These valuations are based on observable inputs such as spot rates, foreign exchange rates and both U.S. and foreign interest rate curves. We validate the observable inputs utilized in the third-party valuation model by preparing an independent calculation using a secondary third-party valuation model. These forward foreign exchange contracts are classified within Level 2 of the fair value hierarchy.

Interest rate derivatives

The cash flows associated with certain assets held by RJ Bank provide interest income at fixed interest rates. Therefore, the value of these assets, absent any risk mitigation, is subject to fluctuation based upon changes in market rates of interest over time. RJ Bank enters into floating-rate advances from the Federal Home Loan Bank (“FHLB”) to, in part, fund these assets and then enters into interest rate contracts which swap variable interest payments on this debt for fixed interest payments. These interest rate swaps are designated as cash flow hedges and effectively fix RJ Bank’s cost of funds associated with these assets to mitigate a portion of the market risk. The gain or loss on RJ Bank’s cash flow hedges is recorded, net of tax, in shareholders’ equity as part of the cash flow hedge component of AOCI and subsequently reclassified to earnings when the hedged transaction affects earnings, specifically upon the incurrence of interest expense on the hedged borrowings. Hedge effectiveness is assessed at inception and at each reporting period utilizing regression analysis. As the key terms of the hedging instrument and hedged transaction match at inception, management expects the hedges to be effective while they are outstanding. The fair value of these interest rate swaps is determined by obtaining valuations from a third-party pricing service. These third-party valuations are based on observable inputs such as time value and yield curves. We validate these observable inputs by preparing an independent calculation using a secondary third-party model. Cash flows from hedging activities are included in the same category as the items being hedged. Cash flows from derivative instruments used to manage interest rates are classified as operating activities. We classify these derivatives within Level 2 of the fair value hierarchy.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Other investments

Other investments consist primarily of private equity investments, securities pledged as collateral with clearing organizations, and term deposits with Canadian financial institutions. Our securities pledged as collateral with clearing organizations, which primarily include U.S. Treasury securities, and term deposits are categorized within Level 1 of the fair value hierarchy.

Private equity investments

Private equity investments consist of direct investments, investments in third-party private equity funds and various legacy private equity funds which we sponsor.  The private equity funds in which we invest are primarily closed-end funds in which our investments are generally not eligible for redemption. We receive distributions from these funds as the underlying assets are liquidated or distributed. These investments are measured at fair value with any gains or losses recognized in “Other” revenues on our Consolidated Statements of Income and Comprehensive Income. The fair value of private equity investments are determined utilizing either the net asset value (“NAV”) of the fund as a practical expedient or Level 3 valuation techniques.

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

The portion of our private equity investment portfolio that is not valued at NAV is valued initially at the transaction price until significant transactions or developments indicate that a change in the carrying values of these investments is appropriate. The carrying values of these investments are adjusted based on financial performance, investment-specific events, financing and sales transactions with third parties and/or discounted cash flow models incorporating changes in market outlook. Investments valued using these valuation techniques are classified within Level 3 of the fair value hierarchy. The valuation of such investments requires judgment due to the absence of quoted market prices, inherent lack of liquidity and long-term nature of these assets. As a result, these values cannot be determined with precision and the calculated fair value estimates may not be realizable in a current sale.

Brokerage client receivables, net

Brokerage client receivables include receivables from the clients of our broker-dealer and asset management subsidiaries. The receivables from broker-dealer clients are principally for amounts due on cash and margin transactions and are generally collateralized by securities owned by the clients. The receivables from asset management clients are primarily for accrued asset management fees. Brokerage client receivables are reported at their outstanding principal balance, net of any allowance for doubtful accounts. An allowance is established when collectability is not reasonably assured. When the receivable from a brokerage client is considered to be impaired, the amount of the impairment is generally measured based on the fair value of the securities acting as collateral, which is based on current prices from independent sources such as listed market prices or broker-dealer price quotations. Our allowance for doubtful accounts was insignificant at both September 30, 2020 and 2019.

Securities beneficially owned by customers, including those that collateralize margin or other similar transactions, are not reflected on our Consolidated Statements of Financial Condition (see Note 6 for additional information regarding this collateral).
Other receivables, net

Other receivables primarily include receivables from brokers, dealers and clearing organizations, accrued interest receivables and accrued fees from product sponsors. Receivables from brokers, dealers and clearing organizations primarily consist of cash deposits placed with clearing organizations, including initial margin, receivables related to sales of securities which have traded, but not yet settled, and amounts receivable for securities failed to deliver.

We present “Other receivables” on our Consolidated Statements of Financial Condition, net of any allowance.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

Loans held for sale

Certain residential mortgage loans originated and intended for sale in the secondary market due to their fixed interest rate terms, as well as Small Business Administration (“SBA”) loans purchased and intended for sale in the secondary market but not yet aggregated for securitization into pools, are each carried at the lower of cost or estimated fair value. The fair values of the residential mortgage loans held for sale are estimated using observable prices obtained from counterparties for similar loans. These nonrecurring fair value measurements are classified within Level 2 of the fair value hierarchy.

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

Corporate loans, which include C&I, CRE, CRE construction, and tax-exempt loans are designated as held for investment upon inception and recognized in loans receivable. If we subsequently designate a corporate or tax-exempt loan as held for sale, which generally occurs as part of our credit management activities, we then write down the carrying value of the loan with a partial charge-off, if necessary, to carry it at the lower of cost or estimated fair value.

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

We recognize the revenue associated with corporate syndicated standby letters of credit, which is generally received quarterly, on a cash basis, the effect of which does not differ significantly from recognizing the revenue in the period the fee is earned. Unused corporate line fees are accounted for on an accrual basis.

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

Loans of all classes are placed on nonaccrual status when we determine that full payment of all contractual principal and interest is in doubt or the loan is past due 90 days or more as to contractual interest or principal unless the loan, in our opinion, is well-secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is written-off against interest income and accretion of the net deferred loan origination fees cease. Interest is recognized using the cash method for residential (first mortgage and home equity) loans and SBL and other loans, and the cost recovery method for corporate and tax-exempt loans thereafter until the loan qualifies for return to accrual status. Loans (including first mortgage and home equity residential mortgage TDRs) are returned to an accrual status when the loans have been brought contractually current with the original or amended terms and have been maintained on a current basis for a reasonable period, generally six months. Corporate loan TDRs have generally been partially charged off and therefore, remain on nonaccrual status until the loan is fully resolved.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

We have developed policies and procedures for assessing the adequacy of the allowance for loan losses that reflect the assessment of risk considering all available information. In developing this assessment, we rely on estimates and exercise judgment in evaluating credit risk. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Depending on changes in circumstances, future assessments of credit risk may yield materially different results from the prior estimates, which may require an increase or a decrease in the allowance for loan losses. Estimates that are particularly susceptible to change that may have an impact on the amount of the allowance include:

•the selection of proxy data used to calculate loss factors;
•the evaluation of loss emergence and historical loss experience periods;
•our evaluation of the risk profile of loan portfolio segments, including internal risk ratings;
•the value of underlying collateral, which impacts loss severity and certain cash flow assumptions; and
•our selection and evaluation of qualitative factors, which reflect the imprecision that is inherent in the estimation of probable loan losses.

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

The quantitative factors taken into consideration when assigning loan grades and allowance percentages to loans within the corporate and tax-exempt loan classes include: estimates of borrower default probabilities and collateral type, past loss history, Shared National Credit (“SNC”) reviews and examination results from bank regulators. Loan grades for individual C&I and tax-exempt loans are derived from analyzing two aspects of the risk profile in a particular loan: the obligor rating and the facility (collateral) rating. The obligor rating relates to a borrower’s probability of default and the facility rating is utilized to estimate the anticipated loss given default. These two ratings, which are based on historical long-term industry loss rates (proxy data) as we have limited loss history, are considered in combination with certain adjustments for the loss emergence period to derive the final C&I and tax-exempt loan grades and allowance percentages. The allowance for loans within the CRE

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
and CRE construction loan portfolios is based on loan-level probability of default and loss given default estimates in combination with certain adjustments for a loss emergence period.

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

Historical loan loss rates, which are based on our historical loss data over a period of time, are utilized when assigning the allowance percentages for residential first mortgage loans and residential home equity loans. We currently utilize a look back period for residential first mortgage and home equity loans reflecting the current housing cycle that includes the last downturn. The SBL portfolio is not yet seasoned enough to exhibit a loss trend. As a result, the allowance is determined judgmentally by management, primarily utilizing peer benchmarking data and qualitative factors.

For residential first mortgage loan, residential home equity loan and SBL classes, the qualitative factors considered to supplement the quantitative analysis include, but are not limited to: loan performance trends, loan product parameters and qualification requirements, borrower credit scores at origination, occupancy (i.e., owner occupied, second home or investment property), documentation level, loan purpose, geographic concentrations, average loan size, loan policy exceptions, loan-to-value (“LTV”) ratios, as well as the factors previously noted that are utilized for corporate loans.

We reserve for losses inherent in our unfunded lending commitments using a methodology similar to that used for loans in the respective portfolio segment, based upon loan grade and expected funding probabilities for fully binding commitments. This will result in some reserve variability over different periods depending upon the mix of the loan portfolio at the time and funding expectations. All unfunded lending commitments associated with a class of impaired loans are analyzed in conjunction with the impaired allowance process previously described.

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

The majority of our corporate loan portfolio is comprised of participations in either SNCs or other large syndicated loans in the U.S. and Canada. The SNCs are U.S. loan syndications totaling over $100 million that are shared between three or more regulated institutions. The agent bank’s regulator reviews a portion of SNC loans on a semi-annual basis and provides a synopsis of each loan’s regulatory classification, including loans that are designated for nonaccrual status and directed charge-offs. We must be at least as critical with nonaccrual designations, directed charge-offs, and classifications, potentially impacting our allowance for loan losses and charge-offs. Corporate loans are subject to our internal review procedures and regulatory review by the Office of the Comptroller of the Currency (“OCC”) and the Board of Governors of the Federal Reserve System (“the Fed”) as part of the Bank’s regulatory examinations.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Loans to financial advisors, net

We offer loans to financial advisors and certain other key revenue producers, primarily for recruiting, transitional cost assistance, and retention purposes. These loans are generally repaid over a five to nine year period with interest recognized as earned and are contingent upon affiliation with us. These loans are not assignable by the financial advisor and may only be assigned by us to a successor in interest. There is no fee income associated with these loans. In the event that the financial advisor is no longer affiliated with us, any unpaid balance of such loan becomes immediately due and payable to us. In determining the allowance for doubtful accounts related to former employees or independent contractors, management primarily considers our historical collection experience as well as other factors including amounts due at termination, the reasons for the terminated relationship, and the former financial advisor’s overall financial position. When the review of these factors indicates that further collection activity is highly unlikely, the outstanding balance of such loan is written-off and the corresponding allowance is reduced. Further, the aging of this receivable balance is not a determinative factor in computing our allowance for doubtful accounts, as concerns regarding the recoverability of these loans primarily arise in the event that the financial advisor is no longer affiliated with us. We present the outstanding balance of loans to financial advisors on our Consolidated Statements of Financial Condition, net of the allowance for doubtful accounts. Our allowance for doubtful accounts was approximately $4 million and $9 million at September 30, 2020 and 2019, respectively.

Property and equipment, net

Property and equipment on our Consolidated Statements of Financial Condition are stated at cost less accumulated depreciation and amortization. Property and equipment primarily consists of software, buildings and leasehold improvements, and furniture. Software includes both purchased software and internally developed software including development in progress. Buildings primarily consists of owned facilities. Leasehold improvements are generally costs associated with interior office space. Equipment primarily consists of communications and technology hardware. Depreciation of assets (other than land) is primarily calculated using the straight-line method over the estimated useful lives of the assets outlined in the following table.

Asset type	Estimated useful life
Buildings, building components and land improvements	10 to 40 years
Furniture, fixtures and equipment	3 to 5 years
Software	2 to 10 years
Leasehold improvements	Lesser of useful life or lease term

Costs for significant internally developed software projects are capitalized when the costs relate to development of new applications or modification of existing internal-use software that results in additional functionality. Internally developed software project costs related to preliminary-project and post-project activities are expensed as incurred.

Additions, improvements and expenditures that extend the useful life of an asset are capitalized. Expenditures for repairs and maintenance, as well as all maintenance costs associated with software applications, are charged to operations in the period incurred. Depreciation expense associated with property and equipment is included in “Occupancy and equipment” expense on our Consolidated Statements of Income and Comprehensive Income. Amortization expense associated with computer software is included in “Communications and information processing” expense on our Consolidated Statements of Income and Comprehensive Income. Gains and losses on disposals of property and equipment are reflected in “Other” revenues on our Consolidated Statements of Income and Comprehensive Income in the period incurred.

Intangible assets, net

Certain identifiable intangible assets we acquire such as customer relationships, trade names and non-compete agreements, are amortized over their estimated useful lives on a straight-line basis and are evaluated for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable. Amortization expense associated with such intangible assets is included in “Other” expenses on our Consolidated Statements of Income and Comprehensive Income.

We also hold indefinite-lived intangible assets, which are not amortized under GAAP. Rather, these assets are subject to an evaluation of potential impairment on an annual basis to determine whether the estimated fair value is in excess of its carrying value, or between annual dates, if events or circumstances indicate there may be impairment. In the course of our evaluation of the potential impairment of such indefinite-lived assets, we may elect either a qualitative or a quantitative assessment. If after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value is greater than its carrying amount, we are not required to perform a quantitative impairment analysis. However, if we conclude otherwise, we then perform a quantitative impairment analysis. We have elected January 1 as our annual impairment evaluation date,

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
evaluating balances as of December 31. See Note 10 for additional information regarding the outcome of our impairment assessment.

Goodwill

Goodwill represents the cost of acquired businesses in excess of the fair value of the related net assets acquired. Indefinite-life intangible assets such as goodwill are not amortized, but rather evaluated for impairment at least annually, or between annual dates whenever events or circumstances indicate potential impairment exists. Impairment exists when the carrying value of a reporting unit, which is generally at the level of or one level below our business segments, exceeds its respective fair value.

In the course of our evaluation of the potential impairment to goodwill, we may elect either a qualitative or a quantitative assessment. Our qualitative assessments consider macroeconomic indicators including, but not limited to, trends in equity and fixed income markets and other revenue-generating activities, gross domestic product, unemployment rates, and interest rates. We also consider regulatory changes, market capitalization, reporting unit specific results, and changes in key personnel and strategy. We assess these, and other, qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing a quantitative impairment analysis is not required. However, if we conclude otherwise, then we perform a quantitative impairment analysis.

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

We have elected January 1 as our annual goodwill impairment evaluation date, evaluating balances as of December 31. See Note 10 for additional information regarding the outcome of our goodwill impairment assessments.

Other assets

Other assets is primarily comprised of investments in company-owned life insurance, right-of-use assets (“ROU assets”) associated with leases, prepaid expenses, FHLB stock, FRB stock, and investments in real estate partnerships held by consolidated VIEs. See Note 11 for further information.

We maintain investments in company-owned life insurance policies utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans (see Note 21 for information on the non-qualified deferred compensation plans).  The life insurance policies are recorded at cash surrender value as determined by the insurer.

Ownership of FHLB and FRB stock is a requirement for all banks seeking membership into and access to the services provided by these banking systems. These shares are accounted for at amortized cost.

Raymond James Tax Credit Funds, Inc. (“RJTCF”), a wholly-owned subsidiary of RJF, or one of its affiliates, is the managing member or general partner in Low-Income Housing Tax Credit (“LIHTC”) funds, some of which require consolidation. These funds invest in housing project limited partnerships or limited liability companies (“LLCs”) which purchase and develop affordable housing properties qualifying for federal and state low-income housing tax credits. The investments in project partnerships of all of the LIHTC fund VIEs which require consolidation are included in “Other assets” on our Consolidated Statements of Financial Condition.

Leases

On October 1, 2019, we adopted new accounting guidance related to the accounting for leases. Under the new guidance, we recognize assets and liabilities on the balance sheet related to the rights and obligations created by lease agreements with terms greater than 12 months, regardless of whether they are classified as finance or operating leases. Accordingly, on the date of adoption, we recognized ROU assets and lease liabilities in “Other assets” and “Other payables,” respectively, on our Consolidated Statement of Financial Condition.

We have operating leases for the premises we occupy in many of our U.S. and foreign locations, including our employee-based branch office operations. At inception, we determine if an arrangement to utilize a building or piece of equipment is a lease

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
and, if so, the appropriate lease classification. Substantially all of our leases are operating leases. If the arrangement is determined to be a lease, we recognize an ROU asset and a corresponding lease liability on our Consolidated Statements of Financial Condition. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. We elected the practical expedient, where leases with an initial term of 12 months or less are not recorded as an ROU asset or lease liability. Our lease terms include any noncancelable periods and may reflect periods covered by options to extend or terminate when it is reasonably certain that we will exercise those options.

We record our lease ROU assets at the amount of the lease liability plus any prepaid rent and initial direct costs, less any lease incentives and accrued rent. We record lease liabilities at commencement date based on the present value of lease payments over the lease term, which is discounted using our commencement date incremental borrowing rate, or at the imputed rate within the lease, as appropriate. Our incremental borrowing rate considers the weighted-average yields on our senior notes payable, adjusted for collateralization and tenor. Payments that vary because of changes in facts or circumstances occurring after the commencement date, such as operating expense payments under a real estate lease, are considered variable and are expensed in the period incurred. For our real estate leases, we elected the practical expedient to account for the lease and non-lease components as a single lease. Lease expense for our lease payments is recognized on a straight-line basis over the lease term if the ROU asset has not been impaired or abandoned. See Note 12 for additional information on our leases.

Contingent liabilities

We recognize liabilities for contingencies when there is an exposure that, when fully analyzed, indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Whether a loss is probable, and if so, the estimated range of possible loss, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and uncertainties. When a loss is probable and a range of possible loss can be estimated, we accrue the most likely amount within that range; if the most likely amount of possible loss within that range is not determinable, the minimum amount in the range of loss is accrued. No liability is recognized for those matters which, in management’s judgment, the determination of a reasonable estimate of loss is not possible, or for which a loss is not determined to be probable.

We record liabilities related to legal and regulatory proceedings in “Other payables” on our Consolidated Statements of Financial Condition. The determination of these liability amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client’s account; the basis and validity of the claim; the possibility of wrongdoing on the part of one of our employees or financial advisors; previous results in similar cases; and legal precedents and case law. Each legal proceeding or significant regulatory matter is reviewed in each accounting period and the liability balance is adjusted as deemed appropriate by management. Any change in the liability amount is recorded in our consolidated financial statements and is recognized in net income in that period. The actual costs of resolving legal matters or regulatory proceedings may be substantially higher or lower than the recorded liability amounts for such matters. We expense our cost of defense related to such matters in the period they are incurred. See Note 17 for additional information.

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

Deferred compensation plans

We maintain various deferred compensation plans for the benefit of certain employees and independent contractors that provide a return to the participant based upon the performance of various referenced investments. For the Voluntary Deferred Compensation Plan (the “VDCP”), Long Term Incentive Plan (“LTIP”), and certain other plans, we purchase and hold company-owned life insurance policies on the lives of certain current and former participants to earn a competitive rate of return for participants and to provide a source of funds available to satisfy our obligations under the plan. See Note 11 for information regarding the carrying value of such policies. Compensation expense is recognized for all awards made under such plans with future service requirements over the requisite service period using the straight-line method. Changes in the value of the company-owned life insurance policies and other investments, as well as the expenses associated with the related deferred compensation plans, are recorded in “Compensation, commissions and benefits” expense on our Consolidated Statements of Income and Comprehensive Income. See Note 21 for additional information.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Foreign currency translation

The statements of financial condition of the foreign subsidiaries we consolidate are translated at exchange rates as of the period-end. The statements of income are translated either at an average exchange rate for the period or, in certain cases, at the exchange rate in effect on the date which transactions occur. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in OCI and are thereafter presented in equity as a component of AOCI.

Income taxes

The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year. We utilize the asset and liability method to provide for income taxes on all transactions recorded in our consolidated financial statements. This method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for book and tax purposes. Accordingly, a deferred tax asset or liability for each temporary difference is determined based on the tax rates that we expect to be in effect when the underlying items of income and expense are realized. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns, including the repatriation of undistributed earnings of foreign subsidiaries. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or liquidity. See Note 16 for further information on our income taxes.

Earnings per share (“EPS”)

Basic EPS is calculated by dividing earnings attributable to common shareholders by the weighted-average common shares outstanding. Earnings attributable to common shareholders represents net income reduced by the allocation of earnings and dividends to participating securities. Diluted EPS is similar to basic EPS, but adjusts for the dilutive effect of outstanding stock options and certain restricted stock units (“RSUs”) by application of the treasury stock method.

Evaluation of VIEs to determine whether consolidation is required

A VIE requires consolidation by the entity’s primary beneficiary. Examples of entities that may be VIEs include certain legal entities structured as corporations, partnerships or limited liability companies.

We evaluate all of the entities in which we are involved to determine if the entity is a VIE and if so, whether we hold a variable interest and are the primary beneficiary. We hold variable interests primarily in the following VIEs: certain private equity investments, a trust fund established for employee retention purposes (“Restricted Stock Trust Fund”) and certain LIHTC funds. See Note 8 for further information on our VIEs.

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

In our analysis of the criteria to determine whether we are the primary beneficiary of the Private Equity Interests VIEs, we analyze the power and benefits criteria. In a number of these entities, we are a passive limited partner investor, and thus, we do not have the power to make decisions that most significantly affect the economic performance of such VIEs. Accordingly, in such circumstances, we have determined we are not the primary beneficiary and therefore we do not consolidate the VIE. However, in certain of these entities, we have concluded that we are the primary beneficiary as we meet the power and benefits criteria. In such instances, we consolidate the Private Equity Interests VIE.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

RJTCF sponsors two general types of tax credit funds that generally do not meet VIE consolidation criteria. The types of funds include single investor funds and multi-investor funds. RJTCF does not typically provide guarantees related to the delivery or funding of tax credits or other tax attributes to the investor members or limited partners of tax credit funds. The investor member(s) or limited partner(s) of the VIEs bear the risk of loss on their investment. Additionally, under the tax credit funds’ designed structure, the investor member(s) or limited partner(s) receive nearly all of the tax credits and tax-deductible loss benefits designed to be delivered by the fund entity, as well as a majority of any proceeds upon a sale of a project partnership held by a tax credit fund (fund level residuals). RJTCF earns fees from the fund for its services in organizing the fund, identifying and acquiring the project partnership investments and ongoing asset management, and receives a share of any residuals arising from sale of project partnerships upon the termination of the fund.

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

Direct investments in LIHTC project partnerships

RJ Bank is the investor member of a LIHTC fund which we have determined to be a VIE, and in which a subsidiary of RJTCF is the managing member. We have determined that RJ Bank is the primary beneficiary of this VIE and therefore, we consolidate the fund. All LIHTC funds which we consolidate are investor members in certain LIHTC project partnerships. Since unrelated third parties are the managing members of the investee project partnerships, we have determined that consolidation of these project partnerships is not required and the funds account for their project partnership investments under the equity method. The carrying value of the funds’ project partnership investments are included in “Other assets” on our Consolidated Statements of Financial Condition. The federal tax credits that result from these investments reduce our tax expense in the year they are received.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Recent accounting developments

Accounting guidance recently adopted

Lease accounting - In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the accounting for leases (ASU 2016-02). We adopted this guidance as of October 1, 2019 using the alternative modified retrospective approach, with no adjustments to prior periods presented. In addition, we elected the practical expedients permitted under the transition guidance which, among other things, allowed us to carry forward historical lease classification determinations. On the adoption date, we recognized ROU assets and lease liabilities of $333 million and $357 million, respectively. The adoption had no effect on our results of operations or cash flows. The impact of the adoption on our regulatory capital measures was insignificant. Refer to the lease section of this footnote and to Note 12 for further information.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 3 – FAIR VALUE

Our “Financial instruments owned” and “Financial instrument liabilities” on our Consolidated Statements of Financial Condition are recorded at fair value under GAAP. For further information about such instruments and our significant accounting policies related to fair value, see Note 2. The following tables present assets and liabilities measured at fair value on a recurring basis. Netting adjustments represent the impact of counterparty and collateral netting on our derivative balances included on our Consolidated Statements of Financial Condition. See Note 5 for additional information.

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of September 30, 2020
Assets at fair value on a recurring basis:
Trading instruments
Municipal and provincial obligations	$5	$120	$—	$—	$125
Corporate obligations	11	45	—	—	56
Government and agency obligations	13	131	—	—	144
Agency MBS and agency CMOs	—	130	—	—	130
Non-agency CMOs and asset-backed securities (“ABS”)	—	13	—	—	13
Total debt securities	29	439	—	—	468
Equity securities	11	5	—	—	16
Brokered certificates of deposit	—	17	—	—	17
Other	—	—	12	—	12
Total trading instruments	40	461	12	—	513
Available-for-sale securities (1)	16	7,634	—	—	7,650
Derivative assets
Interest rate - matched book	—	333	—	—	333
Interest rate - other	16	224	—	(135)	105
Total derivative assets	16	557	—	(135)	438
Other investments - private equity - not measured at NAV	—	—	37	—	37
All other investments	195	1	22	—	218
Subtotal	267	8,653	71	(135)	8,856
Other investments - private equity - measured at NAV					79
Total assets at fair value on a recurring basis	$267	$8,653	$71	$(135)	$8,935

Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased
Municipal and provincial obligations	$1	$—	$—	$—	$1
Corporate obligations	—	5	—	—	5
Government and agency obligations	136	—	—	—	136
Non-agency CMOs and ABS	—	2	—	—	2
Total debt securities	137	7	—	—	144
Equity securities	96	—	—	—	96
Total trading instruments sold but not yet purchased	233	7	—	—	240
Derivative liabilities
Interest rate - matched book	—	333	—	—	333
Interest rate - other	16	145	—	(112)	49
Foreign exchange	—	5	—	—	5
Other	—	1	5	—	6
Total derivative liabilities	16	484	5	(112)	393
Total liabilities at fair value on a recurring basis	$249	$491	$5	$(112)	$633

(1)    Substantially all of our available-for-sale securities consist of agency MBS and agency CMOs. See Note 4 for further information.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of September 30, 2019
Assets at fair value on a recurring basis:
Trading instruments
Municipal and provincial obligations	$—	$267	$—	$—	$267
Corporate obligations	8	95	—	—	103
Government and agency obligations	12	67	—	—	79
Agency MBS and agency CMOs	—	147	—	—	147
Non-agency CMOs and ABS	—	51	—	—	51
Total debt securities	20	627	—	—	647
Equity securities	12	1	—	—	13
Brokered certificates of deposit	—	45	—	—	45
Other	—	—	3	—	3
Total trading instruments	32	673	3	—	708
Available-for-sale securities (1)	10	3,083	—	—	3,093
Derivative assets
Interest rate - matched book	—	280	—	—	280
Interest rate - other	3	182	—	(127)	58
Total derivative assets	3	462	—	(127)	338
Other investments - private equity - not measured at NAV	—	—	63	—	63
All other investments	194	1	24	—	219
Subtotal	239	4,219	90	(127)	4,421
Other investments - private equity - measured at NAV					83
Total assets at fair value on a recurring basis	$239	$4,219	$90	$(127)	$4,504

Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased
Corporate obligations	$2	$20	$—	$—	$22
Government and agency obligations	269	—	—	—	269
Total debt securities	271	20	—	—	291
Equity securities	4	—	—	—	4
Other	—	—	1	—	1
Total trading instruments sold but not yet purchased	275	20	1	—	296
Derivative liabilities
Interest rate - matched book	—	280	—	—	280
Interest rate - other	4	142	—	(121)	25
Foreign exchange	—	2	—	—	2
Other	—	6	—	—	6
Total derivative liabilities	4	430	—	(121)	313
Total liabilities at fair value on a recurring basis	$279	$450	$1	$(121)	$609

(1)    Substantially all of our available-for-sale securities consist of agency MBS and agency CMOs. See Note 4 for further information.

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

Year ended September 30, 2020 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading instruments	Other investments		Trading instruments	Derivative liabilities
$ in millions	Other	Private equity investments	All other	Other	Other
Fair value beginning of year	$3	$63	$24	$(1)	$—
Total gains/(losses) included in earnings	(4)	(29)	(2)	—	(5)
Purchases and contributions	70	4	—	2	—
Sales and distributions	(57)	(1)	—	(1)	—
Transfers:
Into Level 3	—	—	—	—	—
Out of Level 3	—	—	—	—	—
Fair value end of year	$12	$37	$22	$—	$(5)
Unrealized gains/(losses) for the year included in earnings for instruments held at the end of the year	$(1)	$(29)	$(2)	$—	$(5)

Year ended September 30, 2019 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading instruments	Other investments		Trading instruments
$ in millions	Other	Private equity investments	All other	Other
Fair value beginning of year	$1	$56	$67	$(7)
Total gains/(losses) included in earnings	(3)	4	(3)	2
Purchases and contributions	109	3	—	19
Sales and distributions	(104)	—	(40)	(15)
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of year	$3	$63	$24	$(1)
Unrealized gains/(losses) for the year included in earnings for instruments held at the end of the year	$—	$4	$(1)	$—

The net unrealized losses on our Level 3 private equity investments for the year ended September 30, 2020 were primarily driven by the negative impact of the coronavirus (“COVID-19”) pandemic on the valuation of certain of our investments. Of these losses, approximately $20 million were attributable to noncontrolling interests, which are reflected as an offset in “Other” expenses on our Consolidated Statements of Income and Comprehensive Income.

As of September 30, 2020, 19% of our assets and 2% of our liabilities were measured at fair value on a recurring basis. In comparison, as of September 30, 2019, 12% of our assets and 2% of our liabilities were measured at fair value on a recurring basis.  The increase in assets measured at fair value on a recurring basis as a percentage of total assets was due to a significant increase in our available-for-sale securities during fiscal 2020. As of September 30, 2020 and 2019, Level 3 assets represented 1% and 2%, respectively, of our assets measured at fair value on a recurring basis.

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

Recurring measurements $ in millions	Fair value at September 30, 2020	Valuation technique(s)	Unobservable input	Range (weighted-average)
Other investments - private equity investments (not measured at NAV)	$37	Discounted cash flow, transaction price or other investment-specific events	Discount rate	25%
			Terminal earnings before interest, tax, depreciation and amortization (“EBITDA”) multiple	9.0x
			Terminal year	2021 - 2042 (2023)
Fair value at September 30, 2019
Other investments - private equity investments (not measured at NAV)	$63	Discounted cash flow, transaction price or other investment-specific events	Discount rate	25%
			Terminal EBITDA multiple	12.5x
			Terminal year	2021 - 2042 (2022)

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

Our private equity portfolio as of September 30, 2020 includes various direct investments, as well as investments in third-party private equity funds and various legacy private equity funds which we sponsor. The portfolio is primarily invested in a broad range of strategies including leveraged buyouts, growth capital, distressed capital, venture capital and mezzanine capital. Due to the closed-end nature of certain of our fund investments, such investments cannot be redeemed directly with the funds. Our investment is monetized by distributions received through the liquidation of the underlying assets of those funds, the timing of which is uncertain.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents the recorded value and unfunded commitments related to our private equity investments portfolio.

$ in millions	Recorded value	Unfunded commitment
September 30, 2020
Private equity investments measured at NAV	$79	$9
Private equity investments not measured at NAV	37
Total private equity investments	$116

September 30, 2019
Private equity investments measured at NAV	$83	$15
Private equity investments not measured at NAV	63
Total private equity investments	$146

Of the total private equity investments, the portions we owned were $90 million and $99 million as of September 30, 2020 and 2019, respectively. The portions of the private equity investments we did not own were $26 million and $47 million as of September 30, 2020 and 2019, respectively, and were included as a component of noncontrolling interests on our Consolidated Statements of Financial Condition.

Many of our proprietary private equity fund investments meet the definition of prohibited covered funds as defined by the Volcker Rule enacted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).  We have received approval from the Fed to continue to hold the majority of our covered fund investments until July 2022.
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

$ in millions	Level 2	Level 3	Total fair value	Valuation technique(s)	Unobservable input	Range (weighted-average)
September 30, 2020
Bank loans, net:
Impaired loans: residential	$4	$13	$17	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.6 yrs.)
Impaired loans: corporate	$—	$15	$15	Collateral or discounted cash flow (1)	Not meaningful (1)	Not meaningful (1)
Loans held for sale	$38	$—	$38	N/A	N/A	N/A
Other assets: other real estate owned	$1	$—	$1	N/A	N/A	N/A

September 30, 2019
Bank loans, net:
Impaired loans: residential	$7	$14	$21	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.4 yrs.)
Impaired loans: corporate	$—	$21	$21	Collateral or discounted cash flow (1)	Not meaningful (1)	Not meaningful (1)
Loans held for sale	$66	$—	$66	N/A	N/A	N/A
Other assets: other real estate owned	$1	$—	$1	N/A	N/A	N/A

(1)    The valuation techniques used for the corporate loans are based on collateral value less selling costs for the collateral dependent loans and discounted cash flows for impaired loans that are not collateral dependent.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Financial instruments not recorded at fair value

Many, but not all, of the financial instruments we hold were recorded at fair value on the Consolidated Statements of Financial Condition.  The following table presents the estimated fair value and fair value hierarchy of financial assets and liabilities that are not recorded at fair value in accordance with GAAP on the Consolidated Statements of Financial Condition at September 30, 2020 and 2019. This table excludes financial instruments that are carried at amounts which approximate fair value.

$ in millions	Level 2	Level 3	Total estimated fair value	Carrying amount
September 30, 2020
Financial assets:
Bank loans, net	$72	$21,119	$21,191	$21,125
Financial liabilities:
Bank deposits - certificates of deposit	$—	$1,056	$1,056	$1,017
Senior notes payable	$2,504	$—	$2,504	$2,045

September 30, 2019
Financial assets:
Bank loans, net	$75	$20,710	$20,785	$20,783
Financial liabilities:
Bank deposits - certificates of deposit	$—	$617	$617	$605
Senior notes payable	$1,760	$—	$1,760	$1,550

Short-term financial instruments: The carrying value of short-term financial instruments, including cash and cash equivalents, cash and cash equivalents segregated pursuant to regulations, and the majority of collateralized agreements and collateralized financings, are recorded at amounts that approximate the fair value of these instruments. These financial instruments generally expose us to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market rates. Under the fair value hierarchy, cash and cash equivalents and cash and cash equivalents segregated pursuant to regulations are classified as Level 1 and collateralized agreements and financings are classified as Level 2.

Bank loans, net: These financial instruments are primarily comprised of loans originated or purchased by RJ Bank and include C&I loans, commercial and residential real estate loans, tax-exempt loans, SBL and other loans intended to be held until maturity or payoff. These financial instruments are primarily recorded at amounts that result from the application of the methodologies for loans held for investment summarized in Note 2. Certain bank loans are held for sale, which are carried at the lower of cost or market value. A portion of these loans held for sale, as well as any impaired loans held for investment, are recorded at fair value as nonrecurring fair value measurements and therefore are excluded from the preceding table.

The fair values for both variable and fixed-rate loans held for investment are estimated using a discounted cash flow analysis based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality, which includes our estimate of future credit losses expected to be incurred. The majority of these loans are classified as Level 3 under the fair value hierarchy. Refer to Note 2 for information regarding the fair value policies specific to loans held for sale.

Receivables and other assets: Brokerage client receivables, other receivables, and certain other assets are recorded at amounts that approximate fair value and are classified as Level 2 and 3 under the fair value hierarchy. As specified under GAAP, the FHLB and FRB stock are recorded at cost, which we have determined to approximate their estimated fair value, and are classified as Level 2 under the fair value hierarchy.

Loans to financial advisors, net: These financial instruments are primarily comprised of loans provided to financial advisors and certain key revenue producers, primarily for recruiting, transitional cost assistance, and retention purposes. Loans to financial advisors, net are recorded at amounts that approximate fair value and are classified as Level 2 under the fair value hierarchy. Refer to Note 2 for information regarding loans to financial advisors, net.

Bank deposits: The carrying amounts of variable-rate money market and savings accounts approximate their fair values as these are short-term in nature. Due to their short-term nature, variable-rate money market and savings accounts are classified as Level 2 under the fair value hierarchy. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of expected monthly maturities on time deposits. These fixed-rate certificates of deposit are classified as Level 3 under the fair value hierarchy.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Payables: Brokerage client payables and other payables are recorded at amounts that approximate fair value and are classified as Level 2 under the fair value hierarchy.

Other borrowings: Other borrowings is primarily comprised of RJ Bank’s borrowings from the FHLB. Substantially all of such borrowings reflect terms that approximate current market rates for similar loans and therefore, their carrying value approximates fair value. Our other borrowings are classified as Level 2 under the fair value hierarchy.

Senior notes payable: The fair value of our senior notes payable is calculated based upon recent trades of those debt securities in the market. Our senior notes payable are classified as Level 2 under the fair value hierarchy.

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities are primarily comprised of agency MBS and agency CMOs owned by RJ Bank.  Refer to Note 2 for a discussion of our available-for-sale securities accounting policies, including the fair value determination process.

The following table details the amortized costs and fair values of our available-for-sale securities.

$ in millions	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2020
Agency residential MBS	$4,064	$74	$(3)	$4,135
Agency commercial MBS	948	22	(1)	969
Agency CMOs	2,504	27	(1)	2,530
Other securities	15	1	—	16
Total available-for-sale securities	$7,531	$124	$(5)	$7,650

September 30, 2019
Agency residential MBS	$1,555	$20	$(1)	$1,574
Agency commercial MBS	305	5	—	310
Agency CMOs	1,195	7	(3)	1,199
Other securities	10	—	—	10
Total available-for-sale securities	$3,065	$32	$(4)	$3,093

See Note 3 for additional information regarding the fair value of available-for-sale securities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table details the contractual maturities, amortized costs, carrying values and current yields for our available-for-sale securities.  Since our MBS and CMO available-for-sale securities are backed by mortgages, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. As of September 30, 2020, the duration of our available-for-sale securities portfolio was approximately three years.

	September 30, 2020
$ in millions	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency residential MBS
Amortized cost	$—	$34	$1,403	$2,627	$4,064
Carrying value	$—	$36	$1,434	$2,665	$4,135
Agency commercial MBS
Amortized cost	$32	$153	$583	$180	$948
Carrying value	$33	$157	$598	$181	$969
Agency CMOs
Amortized cost	$—	$11	$74	$2,419	$2,504
Carrying value	$—	$11	$75	$2,444	$2,530
Other securities
Amortized cost	$—	$6	$9	$—	$15
Carrying value	$—	$6	$10	$—	$16
Total available-for-sale securities
Amortized cost	$32	$204	$2,069	$5,226	$7,531
Carrying value	$33	$210	$2,117	$5,290	$7,650
Weighted-average yield	2.72%	2.06%	1.67%	1.41%	1.51%

The following table details the gross unrealized losses and fair values of securities that were in a loss position at the reporting period end, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
$ in millions	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
September 30, 2020
Agency residential MBS	$966	$(3)	$—	$—	$966	$(3)
Agency commercial MBS	177	(1)	—	—	177	(1)
Agency CMOs	410	(1)	—	—	410	(1)
Total	$1,553	$(5)	$—	$—	$1,553	$(5)
September 30, 2019
Agency residential MBS	$166	$—	$114	$(1)	$280	$(1)
Agency commercial MBS	—	—	44	—	44	—
Agency CMOs	145	(1)	351	(2)	496	(3)
Other securities	2	—	—	—	2	—
Total	$313	$(1)	$509	$(3)	$822	$(4)

The contractual cash flows of our available-for-sale securities are guaranteed by the U.S. government or its agencies. At September 30, 2020, of the 83 available-for-sale securities in an unrealized loss position, all were in a continuous unrealized loss position for less than 12 months.  At September 30, 2020, debt securities we held in excess of ten percent of our equity included Federal National Home Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) which had an amortized cost of $4.84 billion and $2.40 billion, respectively, and a fair value of $4.92 billion and $2.43 billion, respectively.

For the year ended September 30, 2020, we received proceeds of $222 million, resulting in an insignificant gain, from the sales of agency MBS and agency CMO available-for-sale securities. The gain that resulted from the sales was included in “Other” revenues on our Consolidated Statements of Income and Comprehensive Income. There were no sales of agency MBS or CMO available-for-sale securities for the years ended September 30, 2019 and 2018.

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

	September 30, 2020			September 30, 2019
$ in millions	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate - matched book	$333	$333	$2,174	$280	$280	$2,296
Interest rate - other (1)	240	161	19,206	184	146	10,690
Foreign exchange	—	2	605	—	1	573
Other	—	6	608	—	6	272
Subtotal	573	502	22,593	464	433	13,831
Derivatives designated as hedging instruments
Interest rate	—	—	850	1	—	850
Foreign exchange	—	3	866	—	1	856
Subtotal	—	3	1,716	1	1	1,706
Total gross fair value/notional amount	573	505	$24,309	465	434	$15,537
Offset on the Consolidated Statements of Financial Condition
Counterparty netting	(40)	(40)		(24)	(24)
Cash collateral netting	(95)	(72)		(103)	(97)
Total amounts offset	(135)	(112)		(127)	(121)
Net amounts presented on the Consolidated Statements of Financial Condition	438	393		338	313
Gross amounts not offset on the Consolidated Statements of Financial Condition
Financial instruments (2)	(349)	(333)		(297)	(280)
Total	$89	$60		$41	$33

(1)    Substantially all relates to interest rate derivatives entered into as part of our fixed income business operations, including TBA security contracts that are accounted for as derivatives.

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

	Year ended September 30,
$ in millions	2020	2019	2018
Interest rate (cash flow hedges)	$(34)	$(61)	$33
Foreign exchange (net investment hedges)	5	22	28
Total gains/(losses) in AOCI, net of taxes	$(29)	$(39)	$61

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for any of the years ended September 30, 2020, 2019 or 2018.  We expect to reclassify $15 million of interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is seven years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table details the gains/(losses) on derivatives not designated as hedging instruments recognized on the Consolidated Statements of Income and Comprehensive Income.

		Year ended September 30,
$ in millions	Location of gain/(loss)	2020	2019	2018
Interest rate	Principal transactions/other revenues	$7	$7	$6
Foreign exchange	Other revenues	$—	$25	$18
Other	Principal transactions	$(5)	$—	$—
Other	Compensation, commissions and benefits expense	$(1)	$5	$8

Risks associated with our derivatives and related risk mitigation

Credit risk

We are exposed to credit losses in the event of nonperformance by our counterparties to derivatives that are not cleared through a clearing organization. Where we are subject to credit exposure, we perform a credit evaluation of counterparties prior to entering into derivative transactions and we monitor their credit standings.  We may require initial margin or collateral from counterparties in the form of cash deposits or other marketable securities to support certain of these obligations as established by the credit threshold specified by the agreement and/or as a result of monitoring the credit standing of the counterparties.

Our only exposure to credit risk in the matched book derivatives operations is related to our uncollected derivative transaction fee revenues, which were insignificant as of both September 30, 2020 and 2019. We are not exposed to market risk on these derivatives due to the pass-through transaction structure previously described in Note 2.

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

Derivatives with credit-risk-related contingent features

Certain of our derivative contracts contain provisions that require our debt to maintain an investment-grade rating from one or more of the major credit rating agencies. If our debt were to fall below investment-grade, the counterparties to the derivative instruments could terminate and request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position was insignificant as of both September 30, 2020 and 2019.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 6 – COLLATERALIZED AGREEMENTS AND FINANCINGS

Collateralized agreements are comprised of reverse repurchase agreements and securities borrowed. Collateralized financings are comprised of repurchase agreements and securities loaned. We enter into these transactions in order to facilitate client activities, acquire securities to cover short positions and finance certain firm activities. The significant accounting policies governing our collateralized agreements and financings are described in Note 2.

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

	Collateralized agreements			Collateralized financings
$ in millions	Reverse repurchase agreements	Securities borrowed	Total	Repurchase agreements	Securities loaned	Total
September 30, 2020
Gross amounts of recognized assets/liabilities	$207	$215	$422	$165	$85	$250
Gross amounts offset on the Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts presented on the Consolidated Statements of Financial Condition	207	215	422	165	85	250
Gross amounts not offset on the Consolidated Statements of Financial Condition	(207)	(209)	(416)	(165)	(79)	(244)
Net amount	$—	$6	$6	$—	$6	$6
September 30, 2019
Gross amounts of recognized assets/liabilities	$343	$248	$591	$150	$323	$473
Gross amounts offset on the Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts presented on the Consolidated Statements of Financial Condition	343	248	591	150	323	473
Gross amounts not offset on the Consolidated Statements of Financial Condition	(343)	(243)	(586)	(150)	(311)	(461)
Net amount	$—	$5	$5	$—	$12	$12

The total amount of collateral received under reverse repurchase agreements and the total amount of collateral posted under repurchase agreements exceeds the carrying value of these agreements on our Consolidated Statements of Financial Condition.

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

	September 30,
$ in millions	2020	2019
Collateral we received that was available to be delivered or repledged	$2,869	$2,931
Collateral that we delivered or repledged	$788	$897

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

	September 30,
$ in millions	2020	2019
Had the right to deliver or repledge	$325	$591
Did not have the right to deliver or repledge	$65	$65
Bank loans, net pledged at FHLB and the FRB	$5,367	$4,653

Repurchase agreements, repurchase-to-maturity transactions and securities loaned accounted for as secured borrowings

The following table presents the remaining contractual maturity of repurchase agreements and securities lending transactions accounted for as secured borrowings.

$ in millions	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
September 30, 2020
Repurchase agreements:
Government and agency obligations	$87	$—	$—	$—	$87
Agency MBS and agency CMOs	78	—	—	—	78
Total repurchase agreements	165	—	—	—	165
Securities loaned:
Equity securities	85	—	—	—	85
Total collateralized financings	$250	$—	$—	$—	$250

September 30, 2019
Repurchase agreements:
Government and agency obligations	$70	$—	$—	$—	$70
Agency MBS and agency CMOs	80	—	—	—	80
Total repurchase agreements	150	—	—	—	150
Securities loaned:
Equity securities	323	—	—	—	323
Total collateralized financings	$473	$—	$—	$—	$473

As of both September 30, 2020 and 2019, we did not have any “repurchase-to-maturity” agreements, which are repurchase agreements where a security is transferred under an agreement to repurchase and the maturity date of the repurchase agreement matches the maturity date of the underlying security.

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

We segregate our loan portfolio into six loan portfolio segments: C&I, CRE, CRE construction, tax-exempt, residential mortgage, and SBL and other. These portfolio segments also serve as the portfolio loan classes for purposes of credit analysis, except for residential mortgage loans which are further disaggregated into residential first mortgage and residential home equity classes.

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

	September 30,
	2020		2019		2018
$ in millions	Balance	%	Balance	%	Balance	%
Loans held for investment:
C&I loans	$7,450	34%	$8,098	38%	$7,786	40%
CRE construction loans	177	1%	185	1%	151	1%
CRE loans	3,534	16%	3,652	17%	3,624	18%
Tax-exempt loans	1,259	6%	1,241	6%	1,227	6%
Residential mortgage loans	4,947	23%	4,454	21%	3,757	19%
SBL and other	4,085	19%	3,349	16%	3,033	15%
Total loans held for investment	21,452		20,979		19,578
Net unearned income and deferred expenses	(13)		(12)		(21)
Total loans held for investment, net	21,439		20,967		19,557
Loans held for sale, net	110	1%	142	1%	164	1%
Total loans held for sale and investment	21,549	100%	21,109	100%	19,721	100%
Allowance for loan losses	(354)		(218)		(203)
Bank loans, net	$21,195		$20,891		$19,518

	September 30,
	2017		2016
$ in millions	Balance	%	Balance	%
Loans held for investment:
C&I loans	$7,386	43%	$7,470	48%
CRE construction loans	113	1%	123	1%
CRE loans	3,106	18%	2,554	17%
Tax-exempt loans	1,018	6%	741	5%
Residential mortgage loans	3,149	18%	2,442	16%
SBL and other	2,386	14%	1,905	12%
Total loans held for investment	17,158		15,235
Net unearned income and deferred expenses	(31)		(41)
Total loans held for investment, net	17,127		15,194
Loans held for sale, net	70	—	214	1%
Total loans held for sale and investment	17,197	100%	15,408	100%
Allowance for loan losses	(190)		(197)
Bank loans, net	$17,007		$15,211

At September 30, 2020, the FHLB had a blanket lien on RJ Bank’s residential mortgage loan portfolio as security for the repayment of certain borrowings. See Note 14 for more information regarding borrowings from the FHLB.

Loans held for sale

RJ Bank originated or purchased $1.79 billion, $2.33 billion and $1.69 billion of loans held for sale during the years ended September 30, 2020, 2019 and 2018, respectively.  Proceeds from the sale of these held for sale loans amounted to $776 million, $800 million and $606 million for the years ended September 30, 2020, 2019 and 2018, respectively. Net gains resulting from such sales were insignificant in each of the years ended September 30, 2020, 2019 and 2018.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Purchases and sales of loans held for investment

The following table presents purchases and sales of any loans held for investment by portfolio segment.

$ in millions	C&I loans	CRE loans	Residential mortgage loans	Total
Year ended September 30, 2020
Purchases	$589	$5	$402	$996
Sales	$598	$27	$2	$627
Year ended September 30, 2019
Purchases	$1,046	$42	$400	$1,488
Sales	$126	$—	$—	$126
Year ended September 30, 2018
Purchases	$467	$145	$303	$915
Sales	$213	$—	$—	$213

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

$ in millions	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual	Current and accruing	Total loans held for investment
September 30, 2020
C&I loans	$—	$—	$—	$2	$7,448	$7,450
CRE construction loans	—	—	—	—	177	177
CRE loans	—	—	—	14	3,520	3,534
Tax-exempt loans	—	—	—	—	1,259	1,259
Residential mortgage loans:
First mortgage loans	—	—	—	14	4,911	4,925
Home equity loans/lines	—	—	—	—	22	22
SBL and other	—	—	—	—	4,085	4,085
Total loans held for investment	$—	$—	$—	$30	$21,422	$21,452

September 30, 2019
C&I loans	$—	$—	$—	$19	$8,079	$8,098
CRE construction loans	—	—	—	—	185	185
CRE loans	—	—	—	8	3,644	3,652
Tax-exempt loans	—	—	—	—	1,241	1,241
Residential mortgage loans:
First mortgage loans	2	—	2	16	4,409	4,427
Home equity loans/lines	—	—	—	—	27	27
SBL and other	—	—	—	—	3,349	3,349
Total loans held for investment	$2	$—	$2	$43	$20,934	$20,979

The preceding table includes $15 million and $32 million at September 30, 2020 and 2019, respectively, of nonaccrual loans which were current pursuant to their contractual terms.

Other real estate owned, included in “Other assets” on our Consolidated Statements of Financial Condition, was $2 million and $3 million at September 30, 2020 and 2019. The recorded investment in mortgage loans secured by one-to-four family residential properties for which formal foreclosure proceedings were in process was $6 million and $7 million at September 30, 2020 and 2019, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Impaired loans and troubled debt restructurings

The following table provides a summary of RJ Bank’s impaired loans.

	September 30,
	2020			2019
$ in millions	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
Impaired loans with allowance for loan losses:
C&I loans	$2	$2	$—	$19	$20	$6
Residential - first mortgage loans	8	10	1	11	13	1
Total	10	12	1	30	33	7
Impaired loans without allowance for loan losses:
CRE loans	13	21	—	8	13	—
Residential - first mortgage loans	10	14	—	11	17	—
Total	23	35	—	19	30	—
Total impaired loans	$33	$47	$1	$49	$63	$7

Impaired loan balances with allowances for loan losses have had reserves established based upon management’s analysis. There is no allowance required when the discounted cash flow, collateral value or market value of a loan equals or exceeds the carrying value. These are generally loans in process of foreclosure that have already been adjusted to fair value.

The preceding table includes TDRs of $6 million and $15 million related to CRE and residential first mortgage loans, respectively, at September 30, 2020 and $19 million, $8 million and $18 million related to C&I, CRE and residential first mortgage loans, respectively, at September 30, 2019.

The average balance of the total impaired loans was as follows.

	Year ended September 30,
$ in millions	2020	2019	2018
C&I loans	$8	$19	$4
CRE loans	7	5	—
Residential - first mortgage loans	20	25	33
Total average impaired loan balance	$35	$49	$37

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
bank loan balances within this classification because, in accordance with our accounting policy, loans, or a portion thereof considered to be uncollectible, are charged-off prior to the assignment of this classification.

The following table presents the credit quality of RJ Bank’s held for investment loan portfolio.

$ in millions	Pass	Special mention	Substandard	Doubtful	Total
September 30, 2020
C&I loans	$6,966	$236	$248	$—	$7,450
CRE construction loans	177	—	—	—	177
CRE loans	3,113	256	165	—	3,534
Tax-exempt loans	1,259	—	—	—	1,259
Residential mortgage loans:
First mortgage loans	4,897	6	22	—	4,925
Home equity loans/lines	22	—	—	—	22
SBL and other	4,085	—	—	—	4,085
Total loans held for investment	$20,519	$498	$435	$—	$21,452

September 30, 2019
C&I loans	$7,870	$152	$76	$—	$8,098
CRE construction loans	185	—	—	—	185
CRE loans	3,630	—	22	—	3,652
Tax-exempt loans	1,241	—	—	—	1,241
Residential mortgage loans:
First mortgage loans	4,392	10	25	—	4,427
Home equity loans/lines	27	—	—	—	27
SBL and other	3,349	—	—	—	3,349
Total loans held for investment	$20,694	$162	$123	$—	$20,979

Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

Allowance for loan losses and reserve for unfunded lending commitments

The following table presents changes in the allowance for loan losses of RJ Bank by portfolio segment.

	Loans held for investment
$ in millions	C&I loans	CRE construction loans	CRE loans	Tax-exempt loans	Residential mortgage loans	SBL and other	Total
Year ended September 30, 2020
Balance at beginning of year	$139	$3	$46	$9	$16	$5	$218
Provision for loan losses	157	—	71	5	—	—	233
Net (charge-offs)/recoveries:
Charge-offs (1)	(96)	—	(4)	—	—	—	(100)
Recoveries	—	—	—	—	2	—	2
Net (charge-offs)/recoveries	(96)	—	(4)	—	2	—	(98)
Foreign exchange translation adjustment	—	—	1	—	—	—	1
Balance at end of year	$200	$3	$114	$14	$18	$5	$354

Year ended September 30, 2019
Balance at beginning of year	$123	$3	$47	$9	$17	$4	$203
Provision/(benefit) for loan losses	19	—	4	—	(2)	1	22
Net (charge-offs)/recoveries:
Charge-offs (1)	(2)	—	(5)	—	(1)	—	(8)
Recoveries	—	—	—	—	2	—	2
Net (charge-offs)/recoveries	(2)	—	(5)	—	1	—	(6)
Foreign exchange translation adjustment	(1)	—	—	—	—	—	(1)
Balance at end of year	$139	$3	$46	$9	$16	$5	$218

(1)    Charge-offs related to loan sales amounted to $87 million and $2 million for the years ended September 30, 2020 and 2019, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents, by loan portfolio segment, RJ Bank’s recorded investment (excluding any net unearned income and deferred expenses) and the related allowance for loan losses.

	Loans held for investment
	Allowance for loan losses			Recorded investment
$ in millions	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
September 30, 2020
C&I loans	$—	$200	$200	$2	$7,448	$7,450
CRE construction loans	—	3	3	—	177	177
CRE loans	—	114	114	14	3,520	3,534
Tax-exempt loans	—	14	14	—	1,259	1,259
Residential mortgage loans	1	17	18	25	4,922	4,947
SBL and other	—	5	5	—	4,085	4,085
Total	$1	$353	$354	$41	$21,411	$21,452

September 30, 2019
C&I loans	$6	$133	$139	$19	$8,079	$8,098
CRE construction loans	—	3	3	—	185	185
CRE loans	—	46	46	8	3,644	3,652
Tax-exempt loans	—	9	9	—	1,241	1,241
Residential mortgage loans	1	15	16	28	4,426	4,454
SBL and other	—	5	5	—	3,349	3,349
Total	$7	$211	$218	$55	$20,924	$20,979

The reserve for unfunded lending commitments, which is included in “Other payables” on our Consolidated Statements of Financial Condition, was $12 million and $9 million at September 30, 2020 and 2019, respectively.

NOTE 8 – VARIABLE INTEREST ENTITIES

A VIE requires consolidation by the entity’s primary beneficiary. We evaluate all of the entities in which we are involved to determine if the entity is a VIE and if so, whether we hold a variable interest and are the primary beneficiary. Refer to Note 2 for a discussion of our principal involvement with VIEs and the accounting policies regarding determination of whether we are deemed to be the primary beneficiary of VIEs.

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

$ in millions	Aggregate assets	Aggregate liabilities
September 30, 2020
Private Equity Interests	$39	$4
LIHTC funds	168	76
Restricted Stock Trust Fund	14	14
Total	$221	$94

September 30, 2019
Private Equity Interests	$65	$4
LIHTC funds	80	5
Restricted Stock Trust Fund	14	14
Total	$159	$23

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents information about the carrying value of the assets and liabilities of the VIEs which we consolidate and which are included on our Consolidated Statements of Financial Condition. Intercompany balances are eliminated in consolidation and not reflected in the following table.

	September 30,
$ in millions	2020	2019
Assets:
Cash, cash equivalents and cash segregated pursuant to regulations	$9	$7
Other investments	37	63
Other assets	164	75
Total assets	$210	$145
Liabilities:
Other payables	$76	$4
Total liabilities	$76	$4
Noncontrolling interests	$62	$60

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

	September 30,
	2020			2019
$ in millions	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
Private Equity Interests	$7,738	$96	$67	$6,317	$117	$63
LIHTC funds	6,516	1,993	66	6,001	2,221	64
Other	227	136	6	205	115	4
Total	$14,481	$2,225	$139	$12,523	$2,453	$131

NOTE 9 - PROPERTY AND EQUIPMENT, NET

The following table presents the components of our property and equipment, net as of the dates indicated.

	September 30,
$ in millions	2020	2019
Land	$29	$29
Software, including development in progress	565	490
Buildings, building components, leasehold and land improvements	406	391
Furniture, fixtures and equipment	294	278
Total property and equipment	1,294	1,188
Less: Accumulated depreciation and amortization	(759)	(661)
Total property and equipment, net	$535	$527

Depreciation expense associated with property and equipment was $52 million, $48 million, and $41 million for the years ended September 30, 2020, 2019, and 2018, respectively, and is included in “Occupancy and equipment” expense on our Consolidated Statements of Income and Comprehensive Income. Amortization expense associated with computer software was $54 million, $49 million, and $44 million for the years ended September 30, 2020, 2019, and 2018, respectively, and is included in “Communications and information processing” expense on our Consolidated Statements of Income and Comprehensive Income. We also incur software licensing fees, which are also included in “Communications and information processing” expense on our Consolidated Statements of Income and Comprehensive Income.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 10 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

Our goodwill and identifiable intangible assets result from various acquisitions. See Note 2 for a discussion of our goodwill and intangible assets accounting policies. The following table presents our goodwill and net identifiable intangible asset balances as of the dates indicated.

	September 30,
$ in millions	2020	2019
Goodwill	$466	$464
Identifiable intangible assets, net	134	147
Total goodwill and identifiable intangible assets, net	$600	$611

Goodwill

The following table summarizes our goodwill by segment and the balances and activity for the years indicated.

$ in millions	Private Client Group	Capital Markets	Asset Management	Total
Year ended September 30, 2020
Goodwill as of beginning of year	$275	$120	$69	$464
Foreign currency translations	2	—	—	2
Goodwill as of end of year	$277	$120	$69	$466

Year ended September 30, 2019
Goodwill as of beginning of year	$276	$133	$69	$478
Additions	—	7	—	7
Foreign currency translations	(1)	(1)	—	(2)
Impairment	—	(19)	—	(19)
Goodwill as of end of year	$275	$120	$69	$464

The addition to goodwill during the year ended September 30, 2019 arose from our acquisition of Silver Lane Advisors LLC (“Silver Lane”) and primarily represents synergies from combining this entity with our existing business. The goodwill associated with Silver Lane is deductible for tax purposes over 15 years. The impairment to goodwill during the year ended September 30, 2019 represents a $19 million impairment charge related to our Canadian Capital Markets business.

Qualitative assessments

As described in Note 2, we perform goodwill impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We performed our latest annual goodwill impairment testing as of our January 1, 2020 evaluation date, evaluating balances as of December 31, 2019. In that testing, we performed a qualitative assessment for each of our reporting units that had goodwill. Based upon the outcome of our qualitative assessments, no impairment was identified.

Our qualitative assessments consider macroeconomic indicators, such as trends in equity and fixed income markets, gross domestic product, unemployment rates, and interest rates. We also consider regulatory changes, reporting unit results, and changes in key personnel and strategy. Changes in these indicators, and our ability to respond to such changes, may trigger the need for impairment testing at a point other than our annual assessment date.

Subsequent to our annual goodwill impairment testing, the COVID-19 pandemic broadly impacted the operating environment and caused deterioration in market conditions, particularly toward the end of our fiscal second quarter. However, the operating environment toward the end of our fiscal year continued to recover and market conditions generally improved. We performed an evaluation to determine whether the economic impacts resulting from the pandemic were indicators requiring us to perform an impairment test as of September 30, 2020. Multiple factors, including performance, macroeconomic, and fair value indicators, were assessed with respect to each of our reporting units to determine whether it was more likely than not that the estimated fair value of any of these reporting units was less than its carrying value. As a result of our review, we concluded that it was more likely than not that the estimated fair values of our reporting units exceeded their respective carrying values and that the impact of the COVID-19 pandemic through the end of our fiscal year 2020 was not a triggering event to perform a quantitative assessment as of a date other than our annual evaluation date.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Identifiable intangible assets, net

The following table sets forth our identifiable intangible asset balances by segment, net of accumulated amortization, and activity for the years indicated.

$ in millions	Private Client Group	Capital Markets	Asset Management	Total
Year ended September 30, 2020
Net identifiable intangible assets as of beginning of year	$35	$17	$95	$147
Amortization expense	(4)	(4)	(5)	(13)
Net identifiable intangible assets as of end of year	$31	$13	$90	$134

Year ended September 30, 2019
Net identifiable intangible assets as of beginning of year	$41	$20	$100	$161
Additions	—	1	—	1
Amortization expense	(6)	(4)	(5)	(15)
Net identifiable intangible assets as of end of year	$35	$17	$95	$147

The addition of intangible assets during the year ended September 30, 2019 was attributable to the acquisition of Silver Lane.

The following table summarizes our identifiable intangible assets by type.

	September 30,
	2020		2019
$ in millions	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Customer relationships	$134	$(61)	$134	$(50)
Non-amortizing customer relationships	52	—	52	—
Trade name	10	(4)	12	(5)
Seller relationship agreements	4	(2)	5	(3)
Other	6	(5)	6	(4)
Total	$206	$(72)	$209	$(62)

The following table sets forth the projected amortization expense by fiscal year associated with our identifiable intangible assets with finite lives.

Fiscal year ended September 30,	$ in millions
2021	$12
2022	11
2023	10
2024	10
2025	8
Thereafter	31
Total	$82

Qualitative assessments

As described in Note 2, we perform impairment testing for our non-amortizing customer relationship intangible asset on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. We performed our latest annual impairment test as of our January 1, 2020 evaluation date, evaluating balances as of December 31, 2019. In that testing, we performed a qualitative assessment for our non-amortizing customer relationship intangible asset. Based upon the outcome of our qualitative assessment, no impairment was identified.

Subsequent to our annual impairment testing of our non-amortizing customer relationship intangible asset, we performed an evaluation to determine whether the economic impacts resulting from the COVID-19 pandemic were indicators requiring us to perform an impairment test as of September 30, 2020. In performing our assessment, we considered multiple factors, including macroeconomic and market conditions, performance, and relevant entity-specific events, among others, to determine whether it was more likely than not that the estimated fair value of the asset was less than its carrying value. As a result of our review, we concluded that it was more likely than not that the fair value of the non-amortizing customer relationship intangible asset exceeded its carrying value and that the impact of the COVID-19 pandemic through the end of our fiscal year 2020 was not a triggering event to perform a quantitative assessment as of a date other than our annual evaluation date.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 11 - OTHER ASSETS

The following table details the components of other assets. See Note 2 for a discussion of the accounting polices related to these components.

	September 30,
$ in millions	2020	2019
Investments in company-owned life insurance policies	$773	$675
Lease ROU assets	321	—
Investments in real estate partnerships held by consolidated variable interest entities	164	75
Prepaid expenses	123	123
Investment in FHLB stock	52	52
Investment in FRB stock	25	25
All other	67	70
Total other assets	$1,525	$1,020

As of September 30, 2020, the cumulative face value of our company-owned life insurance policies was $1.91 billion.

On October 1, 2019, we adopted new accounting guidance related to leases. See Notes 2 and 12 for further information about this guidance and for a discussion of our accounting policies related to leases.

NOTE 12 - LEASES

On October 1, 2019, we adopted new accounting guidance related to the accounting for leases. See Note 2 for further information about this guidance and for a discussion of our accounting policies related to leases.

As of September 30, 2020, our lease commitments resulted in ROU assets of $321 million and lease liabilities of $345 million, which were included in “Other assets” and “Other payables,” respectively, on our Consolidated Statements of Financial Condition. The weighted-average remaining lease term and discount-rate for our leases was five years and 3.86%, respectively, as of September 30, 2020.

Lease expense

Lease expense is recognized on a straight-line basis over the lease term if the ROU asset has not been impaired or abandoned.

The following table details the components of lease expense, which is included in “Occupancy and equipment” expense on our Consolidated Statements of Income and Comprehensive Income.

$ in millions	Year ended September 30, 2020
Lease costs	$98
Variable lease costs	$26

Variable lease costs in the preceding table includes payments for common area maintenance charges and other variable costs that are not reflected in the measurement of ROU assets and lease liabilities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Lease liabilities

The maturities of lease liabilities as of September 30, 2020 are presented in the following table.

Fiscal year ended September 30,	$ in millions
2021	97
2022	83
2023	65
2024	48
2025	34
Thereafter	55
Gross lease payments	382
Less: interest	(37)
Present value of lease liabilities	$345

Lease payments in the preceding table exclude $201 million of legally binding minimum lease payments for leases signed but not yet commenced. These leases are estimated to commence between fiscal year 2021 and 2022 with lease terms ranging from five years to 11 years.

Statement of cash flows supplemental information

$ in millions	Year ended September 30, 2020
Cash outflows - lease liabilities	$101
Non-cash - ROU assets recorded for new and modified leases	$74

Minimum future lease commitments (under previous GAAP)

As of the date of adoption, our undiscounted minimum annual rental commitments were materially unchanged from the disclosure in Note 17 of our 2019 Form 10-K, which is included in the following table.

Fiscal year ended September 30,	$ in millions
2020	$103
2021	95
2022	79
2023	66
2024	49
Thereafter	127
Total	$519

NOTE 13 – BANK DEPOSITS

Bank deposits include savings and money market accounts, certificates of deposit with RJ Bank, Negotiable Order of Withdrawal (“NOW”) accounts and demand deposits. The following table presents a summary of bank deposits, as well as the weighted-average interest rates on such deposits. The calculation of the weighted-average rates were based on the actual deposit balances and rates at each respective period end.

	September 30,
	2020		2019
$ in millions	Balance	Weighted-average rate	Balance	Weighted-average rate
Savings and money market accounts	$25,604	0.01%	$21,654	0.25%
Certificates of deposit	1,017	1.94%	605	2.33%
NOW accounts	156	1.92%	6	0.01%
Demand deposits (non-interest-bearing)	24	—	16	—
Total bank deposits	$26,801	0.09%	$22,281	0.31%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Total bank deposits in the preceding table exclude affiliate deposits of $185 million and $163 million at September 30, 2020 and 2019, respectively, all of which were held in a deposit account at RJ Bank on behalf of RJF. See Note 25 for additional information.

Savings and money market accounts in the preceding table consist primarily of deposits that are cash balances swept to RJ Bank from the client investment accounts maintained at RJ&A. These balances are held in Federal Deposit Insurance Corporation (“FDIC”)-insured bank accounts through the RJBDP. The aggregate amount of individual time deposit account balances that exceeded the FDIC insurance limit at September 30, 2020 was $23 million.

The following table sets forth the scheduled maturities of certificates of deposit.

	September 30,
	2020		2019
$ in millions	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
Three months or less	$59	$76	$24	$19
Over three through six months	26	18	26	21
Over six through twelve months	19	26	75	37
Over one through two years	43	206	32	36
Over two through three years	67	170	40	93
Over three through four years	37	165	66	47
Over four through five years	7	98	38	51
Total certificates of deposit	$258	$759	$301	$304

Interest expense on deposits, excluding interest expense related to affiliate deposits, is summarized in the following table.

	Year ended September 30,
$ in millions	2020	2019	2018
Savings, money market, and NOW accounts	$21	$120	$60
Certificates of deposit	20	12	6
Total interest expense on deposits	$41	$132	$66

NOTE 14 – OTHER BORROWINGS

The following table details the components of other borrowings.

	September 30,
$ in millions	2020	2019
FHLB advances	$875	$875
Mortgage notes payable	13	19
Total other borrowings	$888	$894

FHLB advances

Borrowings from the FHLB as of September 30, 2020 and 2019 were comprised of both floating and fixed-rate advances. As of September 30, 2020 and 2019, the floating-rate advances totaled $850 million. The interest rates on the floating-rate advances, which mature in December 2022, reset quarterly and are generally based on LIBOR. We use interest rate swaps to manage the risk of increases in interest rates associated with these floating-rate advances by converting the balances subject to variable interest rates to a fixed interest rate. Refer to Note 2 for information regarding these interest rate swaps, which are accounted for as hedging instruments. As of both September 30, 2020 and 2019, the fixed-rate advance totaled $25 million and incurred interest at a fixed rate of 3.4%. This advance matured and was repaid in October 2020. All of the advances were secured by a blanket lien granted to the FHLB on our residential mortgage loan portfolio. The weighted-average interest rate on these FHLB advances as of September 30, 2020 and 2019 was 0.45% and 2.17%, respectively.

Secured and unsecured financing arrangements

On February 19, 2019, RJF and RJ&A entered into an unsecured revolving credit facility agreement (the “Credit Facility”). The Credit Facility has a maturity date of February 2024 and the lenders include a number of financial institutions. This committed unsecured borrowing facility provides for maximum borrowings of up to $500 million, with a sublimit of $300

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
million for RJF. RJ&A may borrow up to $500 million under the Credit Facility, depending on the amount of outstanding borrowings of RJF. The interest rates on borrowings under the Credit Facility are variable and based on LIBOR, as adjusted for RJF’s credit rating. There were no borrowings outstanding on the Credit Facility as of September 30, 2020. There is a facility fee associated with the Credit Facility, which also varies with RJF’s credit rating. Based upon RJF’s credit rating as of September 30, 2020, the variable rate facility fee, which is applied to the committed amount, was 0.175% per annum.

In addition to the Credit Facility, we maintain various secured and unsecured lines of credit, which are generally utilized to finance certain fixed income securities or for cash management purposes. Borrowings during the year were generally day-to-day and there were no borrowings outstanding on these arrangements as of September 30, 2020. The interest rates for these arrangements are variable and are based on the Fed Funds rate, LIBOR, a lender’s prime rate, or the Canadian prime rate, as applicable.

We also have other collateralized financings included in “Collateralized financings” on our Consolidated Statements of Financial Condition. See Note 6 for information regarding our other collateralized financing arrangements.

Mortgage notes payable

Mortgage notes payable pertain to mortgage loans on certain of our corporate headquarters offices located in St. Petersburg, Florida. These mortgage loans are secured by land, buildings, and improvements.  These mortgage loans bear a fixed interest rate of 5.7% with repayment terms of monthly interest and principal debt service and have a January 2023 maturity.

Maturities

Our other borrowings as of September 30, 2020, mature as follows based on their contractual terms.

Fiscal year ended September 30,	$ in millions
2021	$30
2022	6
2023	852
Total	$888

NOTE 15 – SENIOR NOTES PAYABLE

The following table summarizes our senior notes payable.

	September 30,
$ in millions	2020	2019
5.625% senior notes, due 2024	$250	$250
3.625% senior notes, due 2026	500	500
4.65% senior notes, due 2030	500	—
4.95% senior notes, due 2046	800	800
Total principal amount	2,050	1,550
Unaccreted premium/(discount)	10	11
Unamortized debt issuance costs	(15)	(11)
Total senior notes payable	$2,045	$1,550

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

Income taxes

The following table details the total income tax provision/(benefit) allocation for each respective period.

	Year ended September 30,
$ in millions	2020	2019	2018
Recorded in:
Net income (1)	$234	$341	$454
Equity, arising from available-for-sale securities recorded through OCI	23	27	(19)
Equity, arising from currency translations, net of the impact of net investment hedges recorded through OCI	2	7	10
Equity, arising from cash flow hedges recorded through OCI	(12)	(23)	15
Total provision for income taxes	$247	$352	$460

(1)    Our provision for income taxes for the year ended September 30, 2018 included $105 million related to the enactment of the Tax Cuts and Jobs Act (“Tax Act”) in December 2017, primarily due to the remeasurement of U.S. deferred tax assets at a lower enacted federal corporate tax rate.

The following table details our provision/(benefit) for income taxes included in net income for each respective period.

	Year ended September 30,
$ in millions	2020	2019	2018
Current:
Federal	$215	$286	$258
State and local	49	63	65
Foreign	9	15	14
Total current	273	364	337
Deferred:
Federal	(36)	(22)	121
State and local	(3)	(1)	(4)
Total deferred	(39)	(23)	117
Total provision for income taxes	$234	$341	$454

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is detailed in the following table.

	Year ended September 30,
	2020	2019	2018
Provision calculated at statutory rate	21.0%	21.0%	24.5%
Impact of Tax Act	—	0.1%	8.1%
State income tax, net of federal benefit	3.6%	3.6%	3.9%
Excess tax benefits related to share-based compensation	(0.6)%	(0.4)%	(0.9)%
Gains on company-owned life insurance policies which are not subject to tax	(1.0)%	(0.1)%	(0.7)%
Federal tax credits	(1.1)%	(0.9)%	(0.7)%
Other, net	0.3%	1.5%	0.6%
Total provision for income tax	22.2%	24.8%	34.8%

Our U.S. federal statutory tax rate for the year ended September 30, 2018 of 24.5% reflected a blended federal statutory rate of 35.0% for our first fiscal quarter and 21.0% for the remaining three fiscal quarters as a result of the Tax Act.

The following table presents our U.S. and foreign components of pre-tax income for each respective period.

	Year ended September 30,
$ in millions	2020	2019	2018
U.S.	$1,019	$1,340	$1,268
Foreign	33	35	43
Pre-tax income	$1,052	$1,375	$1,311

The cumulative effects of temporary differences that give rise to significant portions of the deferred tax asset/(liability) items are detailed in the following table.

	September 30,
$ in millions	2020	2019
Deferred tax assets:
Deferred compensation	$229	$192
Allowances for loan losses and reserves for unfunded commitments	89	56
Unrealized loss associated with foreign currency translations	8	10
Unrealized loss associated with cash flow hedges	18	6
Accrued expenses	34	35
Partnership investments	13	12
Lease liabilities	80	—
Other	16	12
Total deferred tax assets	487	323
Deferred tax liabilities:
Goodwill and identifiable intangible assets	(34)	(28)
Property and equipment	(81)	(57)
Lease ROU assets	(80)	—
Unrealized gain associated with available-for-sale securities	(30)	(7)
Total deferred tax liabilities	(225)	(92)
Net deferred tax assets	$262	$231

We had a net deferred tax asset at both September 30, 2020 and 2019. We believe that the realization of the net deferred tax asset of $262 million is more likely than not based on expectations of future taxable income.

As of September 30, 2020, we considered nearly all undistributed earnings of non-U.S. subsidiaries to be permanently reinvested. Therefore, we have not provided for any U.S. deferred income taxes related to such subsidiaries. As of September 30, 2020, we had approximately $311 million of cumulative undistributed earnings attributable to foreign subsidiaries, most of which were subject to U.S. tax under the transition tax on foreign earnings under the Tax Act. Because the time and manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings, and therefore, cannot quantify the tax liability that would be payable in the event all such foreign earnings are repatriated.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of September 30, 2020, the current tax receivable, which is included in “Other receivables” on our Consolidated Statements of Financial Condition, was $17 million, and the current tax payable, which is included in “Other payables,” was $82 million. As of September 30, 2019, the current tax receivable was $22 million and the current tax payable was $49 million.

Uncertain tax positions

We recognize the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively. As of September 30, 2020 and 2019, accrued interest and penalties were approximately $8 million and $6 million, respectively.

The following table presents the aggregate changes in the balances for uncertain tax positions.

	Year ended September 30,
$ in millions	2020	2019	2018
Uncertain tax positions beginning of year	$42	$31	$20
Increases for tax positions related to the current year	5	11	5
Increases for tax positions related to prior years	3	7	10
Decreases for tax positions related to prior years	(1)	—	(1)
Decreases due to lapsed statute of limitations	(4)	(2)	(3)
Decreases related to settlements	—	(5)	—
Uncertain tax positions end of year	$45	$42	$31

The total amount of uncertain tax positions that, if recognized, would impact the effective tax rate (the items included in the preceding table after considering the federal tax benefit associated with any state tax provisions) was $40 million, $38 million, and $27 million at September 30, 2020, 2019 and 2018, respectively.  We anticipate that the uncertain tax position liability balance will decrease by approximately $8 million over the next 12 months due to the expiration of statutes of limitations on federal and state tax returns and settlements of positions with the IRS.

We file U.S. federal income tax returns as well as returns with various state, local and foreign jurisdictions. With few exceptions, we are generally no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years prior to fiscal year 2017 for federal tax returns, fiscal year 2016 for state and local tax returns and fiscal year 2016 for foreign tax returns. Various foreign and state audits in process are expected to be completed in fiscal year 2021.

NOTE 17 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Loan and underwriting commitments

In the normal course of business, we enter into commitments for debt and equity underwritings. As of September 30, 2020, we had six such open underwriting commitments, of which all but one were subsequently settled in open market transactions and none of which resulted in a significant loss.

We offer loans to prospective financial advisors and certain key revenue producers primarily for recruiting, transitional cost assistance, and retention purposes (see Note 2 for a discussion of our accounting policies governing these transactions). These offers are contingent upon certain events occurring, including the individuals joining us and meeting certain conditions outlined in their offer. Our unfunded loan commitments related to such offers were $15 million as of September 30, 2020.

Commitments to extend credit and other credit-related financial instruments

RJ Bank has outstanding, at any time, a significant number of commitments to extend credit and other credit-related off-balance sheet financial instruments, such as standby letters of credit and loan purchases, which then extend over varying periods of time. These arrangements are subject to strict underwriting assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and our exposure is limited to the replacement value of those commitments.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding.

	September 30,
$ in millions	2020	2019
Open-end consumer lines of credit (primarily SBL)	$12,148	$9,328
Commercial lines of credit	$1,482	$1,527
Unfunded loan commitments	$532	$599
Standby letters of credit	$33	$40

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

Because many of our lending commitments expire without being funded in whole or in part, the contractual amounts are not estimates of our actual future credit exposure or future liquidity requirements. We maintain a reserve to provide for potential losses related to the unfunded lending commitments. See Note 7 for further discussion of this reserve for unfunded lending commitments.

RJ&A enters into margin lending arrangements which allow customers to borrow against the value of qualifying securities. Margin loans are collateralized by the securities held in the customer’s account at RJ&A. Collateral levels and established credit terms are monitored daily and we require customers to deposit additional collateral or reduce balances as necessary.

Investment commitments

We had unfunded commitments to various investments, including private equity investments and certain RJ Bank investments, of $36 million as of September 30, 2020.

Other commitments

RJTCF sells investments in project partnerships to various LIHTC funds, which have third-party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells investments in project partnerships to LIHTC funds within 90 days of their acquisition. Until such investments are sold to LIHTC funds, RJTCF is responsible for funding investment commitments to such partnerships. As of September 30, 2020, RJTCF had committed approximately $56 million to project partnerships that had not yet been sold to LIHTC funds. Because we expect to sell these project partnerships to LIHTC funds and the equity funding events arise over future periods, the contractual commitments are not expected to materially impact our future liquidity requirements. RJTCF may also make short-term loans or advances to project partnerships and LIHTC funds.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency MBS.  See Note 2 for further discussion of these activities. At September 30, 2020, we had $443 million of principal amount of outstanding forward MBS purchase commitments, which were expected to be purchased within 90 days following commitment.  In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and the date of sale of the MBS, we enter into TBA security contracts with investors for generic MBS at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the MBS differs significantly from the term and notional amount of the TBA security contract to which we entered.  These TBA securities and related purchase commitments are accounted for at fair value. As of September 30, 2020, the fair value of the TBA securities and the estimated fair value of the purchase commitments were insignificant.

For information regarding our lease commitments, including the maturities of our lease liabilities, see Note 12.

Guarantees

Our U.S. broker-dealer subsidiaries are required by federal law to be members of the Securities Investors Protection Corporation (“SIPC”). The SIPC fund provides protection up to $500 thousand per client for securities and cash held in client accounts, including a limitation of $250 thousand on claims for cash balances. We have purchased excess SIPC coverage through various syndicates of Lloyd’s of London. For RJ&A, our clearing broker-dealer, the additional protection currently

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
provided has an aggregate firm limit of $750 million for cash and securities, including a sub-limit of $1.9 million per client for cash above basic SIPC. Account protection applies when a SIPC member fails financially and is unable to meet its obligations to clients. This coverage does not protect against market fluctuations. RJF has provided an indemnity to Lloyd’s of London against any and all losses they may incur associated with the excess SIPC policies.

We guarantee the debt of one of our private equity investments. The amount of such debt, including the undrawn portion of a revolving credit facility, was $13 million as of September 30, 2020. The debt, which matures in 2022, is secured by substantially all of the assets of the borrower.

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

We may contest liability and/or the amount of damages, as appropriate, in each pending matter. Over the last several years, the level of litigation and investigatory activity (both formal and informal) by government and self-regulatory agencies in the financial services industry continues to be significant. There can be no assurance that material losses will not be incurred from claims that have not yet been asserted or are not yet determined to be material.

For many legal and regulatory matters, we are unable to estimate a range of reasonably possible loss as we cannot predict if, how or when such proceedings or investigations will be resolved or what the eventual settlement, fine, penalty or other relief, if any, may be. A large number of factors may contribute to this inherent unpredictability: the proceeding is in its early stages; the damages sought are unspecified, unsupported or uncertain; it is unclear whether a case brought as a class action will be allowed to proceed on that basis; the other party is seeking relief other than or in addition to compensatory damages (including, in the case of regulatory and governmental proceedings, potential fines and penalties); the matters present significant legal uncertainties; we have not engaged in settlement discussions; discovery is not complete; there are significant facts in dispute; and numerous parties are named as defendants (including where it is uncertain how liability might be shared among defendants). Subject to the foregoing, after consultation with counsel, we believe that the outcome of such litigation and regulatory proceedings will not have a material adverse effect on our consolidated financial condition. However, the outcome of such litigation and regulatory proceedings could be material to our operating results and cash flows for a particular future period, depending on, among other things, our revenues or income for such period.

There are certain matters for which we are unable to estimate the upper end of the range of reasonably possible loss. With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss as of September 30, 2020, we estimated the upper end of the range of reasonably possible aggregate loss to be approximately $120 million in excess of the aggregate accruals for such matters.  Refer to Note 2 for a discussion of our criteria for recognizing liabilities for contingencies.

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

$ in millions	Net investment hedges	Currency translations	Subtotal: net investment hedges and currency translations	Available-for-sale securities	Cash flow hedges	Total
Year ended September 30, 2020
AOCI as of beginning of year	$110	$(135)	$(25)	$21	$(19)	$(23)
OCI:
OCI before reclassifications and taxes	7	(5)	2	94	(51)	45
Amounts reclassified from AOCI, before tax	—	—	—	(3)	5	2
Pre-tax net OCI	7	(5)	2	91	(46)	47
Income tax effect	(2)	—	(2)	(23)	12	(13)
OCI for the year, net of tax	5	(5)	—	68	(34)	34
AOCI as of end of year	$115	$(140)	$(25)	$89	$(53)	$11

Year ended September 30, 2019
AOCI as of beginning of year	$88	$(111)	$(23)	$(46)	$42	$(27)
Cumulative effect of adoption of ASU 2016-01	—	—	—	(4)	—	(4)
OCI:
OCI before reclassifications and taxes	29	(24)	5	98	(79)	24
Amounts reclassified from AOCI, before tax	—	—	—	—	(5)	(5)
Pre-tax net OCI	29	(24)	5	98	(84)	19
Income tax effect	(7)	—	(7)	(27)	23	(11)
OCI for the year, net of tax	22	(24)	(2)	71	(61)	8
AOCI as of end of year	$110	$(135)	$(25)	$21	$(19)	$(23)

As of October 1, 2018, we adopted accounting guidance (ASU 2016-01) that generally requires changes in the fair value of equity securities to be recorded in net income. Accordingly, as of the date of adoption, we reclassified a cumulative unrealized gain on such securities, net of tax, from AOCI to retained earnings.

Reclassifications from AOCI to net income, excluding taxes, for the year ended September 30, 2020 were recorded in “Other” revenue and “Interest expense” on the Consolidated Statements of Income and Comprehensive Income. Reclassifications from AOCI to net income, excluding taxes, for the year ended September 30, 2019 were recorded in “Interest expense” on the Consolidated Statements of Income and Comprehensive Income.

Our net investment hedges and cash flow hedges relate to our derivatives associated with RJ Bank’s business operations. See Notes 2 and 5 for additional information on these derivatives.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 19 - REVENUES

The following tables present our sources of revenues by segment. For further information about our significant accounting policies related to revenue recognition, see Note 2. See Note 24 for additional information on our segment results.

	Year ended September 30, 2020
$ in millions	Private Client Group	Capital Markets	Asset Management	RJ Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$3,162	$7	$688	$—	$(23)	$3,834
Brokerage revenues:
Securities commissions:
Mutual and other fund products	567	7	8	—	(3)	579
Insurance and annuity products	397	—	—	—	—	397
Equities, ETFs and fixed income products	355	137	—	—	—	492
Subtotal securities commissions	1,319	144	8	—	(3)	1,468
Principal transactions (1)	64	427	—	1	(4)	488
Total brokerage revenues	1,383	571	8	1	(7)	1,956
Account and services fees:
Mutual fund and annuity service fees	348	—	1	—	(1)	348
RJBDP fees	330	1	—	—	(181)	150
Client account and other fees	129	5	15	—	(23)	126
Total account and service fees	807	6	16	—	(205)	624
Investment banking:
Merger & acquisition and advisory	—	290	—	—	—	290
Equity underwriting	41	185	—	—	1	227
Debt underwriting	—	133	—	—	—	133
Total investment banking	41	608	—	—	1	650
Other:
Tax credit fund revenues	—	83	—	—	—	83
All other (1)	27	7	2	26	(41)	21
Total other	27	90	2	26	(41)	104
Total non-interest revenues	5,420	1,282	714	27	(275)	7,168
Interest income (1)	155	25	1	800	19	1,000
Total revenues	5,575	1,307	715	827	(256)	8,168
Interest expense	(23)	(16)	—	(62)	(77)	(178)
Net revenues	$5,552	$1,291	$715	$765	$(333)	$7,990

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year ended September 30, 2019
$ in millions	Private Client Group	Capital Markets	Asset Management	RJ Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$2,820	$6	$645	$—	$(20)	$3,451
Brokerage revenues:
Securities commissions:
Mutual and other fund products	599	6	10	—	(4)	611
Insurance and annuity products	412	—	—	—	—	412
Equities, ETFs and fixed income products	304	123	—	—	—	427
Subtotal securities commissions	1,315	129	10	—	(4)	1,450
Principal transactions (1)	74	285	—	—	(2)	357
Total brokerage revenues	1,389	414	10	—	(6)	1,807
Account and services fees:
Mutual fund and annuity service fees	334	—	2	—	(10)	326
RJBDP fees	453	—	3	—	(176)	280
Client account and other fees	122	5	26	—	(21)	132
Total account and service fees	909	5	31	—	(207)	738
Investment banking:
Merger & acquisition and advisory	—	379	—	—	—	379
Equity underwriting	32	100	—	—	—	132
Debt underwriting	—	85	—	—	—	85
Total investment banking	32	564	—	—	—	596
Other:
Tax credit fund revenues	—	86	—	—	—	86
All other (1)	26	4	2	26	6	64
Total other	26	90	2	26	6	150
Total non-interest revenues	5,176	1,079	688	26	(227)	6,742
Interest income (1)	225	38	3	975	40	1,281
Total revenues	5,401	1,117	691	1,001	(187)	8,023
Interest expense	(42)	(34)	—	(155)	(52)	(283)
Net revenues	$5,359	$1,083	$691	$846	$(239)	$7,740

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year ended September 30, 2018
$ in millions	Private Client Group	Capital Markets	Asset Management	RJ Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$2,517	$8	$610	$—	$(16)	$3,119
Brokerage revenues:
Securities commissions:
Mutual and other fund products	703	7	12	—	(5)	717
Insurance and annuity products	414	—	—	—	—	414
Equities, ETFs and fixed income products	352	145	—	—	(2)	495
Subtotal securities commissions	1,469	152	12	—	(7)	1,626
Principal transactions (1)	80	249	—	1	(1)	329
Total brokerage revenues	1,549	401	12	1	(8)	1,955
Account and services fees:
Mutual fund and annuity service fees	332	—	2	—	(9)	325
RJBDP fees	354	—	3	—	(92)	265
Client account and other fees	111	5	23	—	(16)	123
Total account and service fees	797	5	28	—	(117)	713
Investment banking:
Merger & acquisition and advisory	—	312	—	—	—	312
Equity underwriting	35	93	—	—	—	128
Debt underwriting	—	61	—	—	—	61
Total investment banking	35	466	—	—	—	501
Other:
Tax credit fund revenues	—	79	—	—	—	79
All other (1)	30	1	2	22	10	65
Total other	30	80	2	22	10	144
Total non-interest revenues	4,928	960	652	23	(131)	6,432
Interest income (1)	193	32	2	793	24	1,044
Total revenues	5,121	992	654	816	(107)	7,476
Interest expense	(28)	(28)	—	(89)	(57)	(202)
Net revenues	$5,093	$964	$654	$727	$(164)	$7,274

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

At September 30, 2020 and September 30, 2019, net receivables related to contracts with customers were $342 million and $347 million, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 20 – INTEREST INCOME AND INTEREST EXPENSE

The following table details the components of interest income and interest expense.

	Year ended September 30,
$ in millions	2020	2019	2018
Interest income:
Assets segregated pursuant to regulations	$28	$59	$53
Trading instruments	20	26	23
Available-for-sale securities	83	69	52
Margin loans	84	122	107
Bank loans, net of unearned income and deferred expenses	702	871	722
Loans to financial advisors	20	18	15
Corporate cash and all other	63	116	72
Total interest income	1,000	1,281	1,044
Interest expense:
Bank deposits	41	132	66
Trading instruments sold but not yet purchased	3	7	7
Brokerage client payables	11	21	15
Other borrowings	20	21	22
Senior notes payable	85	73	73
Other	18	29	19
Total interest expense	178	283	202
Net interest income	822	998	842
Bank loan loss provision	(233)	(22)	(20)
Net interest income after bank loan loss provision	$589	$976	$822

Interest expense related to bank deposits in the preceding table excludes interest expense associated with affiliate deposits, which has been eliminated in consolidation.

NOTE 21 - SHARE-BASED AND OTHER COMPENSATION

Share-based compensation plans

We have one share-based compensation plan for our employees, Board of Directors and independent contractor financial advisors. The Amended and Restated 2012 Stock Incentive Plan (the “2012 Plan”) authorizes us to grant 52.2 million new shares, including the shares available for grant under six predecessor plans. As of September 30, 2020, 15.5 million shares were available under the 2012 Plan. Generally, we reissue our treasury shares under the 2012 Plan; however, we are also permitted to issue new shares. Our share-based compensation accounting policies are described in Note 2.

Stock options granted and outstanding to our employees and independent contractors as of September 30, 2020 and the related expense for the years ended September 30, 2020, 2019 and 2018 were insignificant, as we generally ceased issuing stock options in our fiscal third quarter of 2019 and have instead issued RSUs. Cash received from stock option exercises during the year ended September 30, 2020 was $28 million.

RSU awards

We may grant awards under the 2012 Plan in connection with initial employment or under various retention programs for individuals who are responsible for contributing to our management, growth, and/or profitability. Through our Canadian subsidiary, we established the Restricted Stock Trust Fund, which we funded to enable the trust fund to acquire our common stock in the open market to be used to settle RSUs granted as a retention vehicle for certain employees of our Canadian subsidiaries. We may also grant awards to officers and certain other employees in lieu of cash for 10% to 50% of annual bonus amounts in excess of $250,000. Under the plan, the awards are generally restricted for a three- to five-year period, during which time the awards are forfeitable in the event of termination other than for death, disability or retirement.

We grant RSUs annually to non-employee members of our Board of Directors. The RSUs granted to these Directors vest over a 1-year period from their grant date or upon retirement from our Board.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents the RSU award activity, which includes grants to employees and members of our Board of Directors, for the year ended September 30, 2020.

	Shares/Units (in millions)	Weighted- average grant date fair value (per share)
Non-vested as of beginning of year	5.0	$74.08
Granted	1.7	$87.30
Vested	(1.3)	$66.48
Forfeited	(0.1)	$82.08
Non-vested as of end of year	5.3	$80.15

The following table presents expense and income tax benefits related to our RSUs granted to our employees and members of our Board of Directors for the periods indicated.

	Year ended September 30,
$ in millions	2020	2019	2018
Total share-based expense	$110	$101	$89
Income tax benefits related to share-based expense	$25	$23	$23

For the year ended September 30, 2020, we realized $27 million of excess tax benefits related to our RSUs, which favorably impacted income tax expense on our Consolidated Statements of Income and Comprehensive Income. See Note 16 for additional information regarding income taxes.

As of September 30, 2020, there was $176 million of total pre-tax compensation costs not yet recognized (net of estimated forfeitures) related to RSUs granted to employees and members of our Board of Directors. These costs are expected to be recognized over a weighted-average period of approximately three years. The following RSU activity occurred for the periods indicated.

	Year ended September 30,
$ in millions, except per unit award amounts	2020	2019	2018
Weighted-average grant date fair value per unit award	$87.30	$76.72	$87.33
Total fair value of shares and unit awards vested	$83	$63	$51

Employee stock purchase plan
Under the 2003 Employee Stock Purchase Plan, we are authorized to issue up to 7.4 million shares of common stock to our full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, share purchases in any calendar year are limited to the lesser of 1,000 shares or shares with a fair value of $25,000. The purchase price of the stock is 85% of the average high and low market price on the day prior to the purchase date. Under the plan, we sold approximately 466 thousand, 424 thousand and 336 thousand shares to employees during the years ended September 30, 2020, 2019 and 2018, respectively. The compensation cost is calculated as the value of the 15% discount from market value and was $5 million for each of the years ended September 30, 2020, 2019 and 2018.

Employee other compensation

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

All shares owned by the ESOP are included in earnings per share calculations. Cash dividends paid to the ESOP are reflected as a reduction of retained earnings. The number of shares of our common stock held by the ESOP at September 30, 2020 and 2019 was 4.7 million and 4.6 million, respectively. The market value of our common stock held by the ESOP at September 30, 2020 was $341 million, of which $5 million was unearned (not yet vested) by ESOP plan participants.

We also offer a plan pursuant to section 401(k) of the Internal Revenue Code, which is a qualified plan that may provide for a discretionary contribution or a matching contribution each year. Matching contributions are 75% of the first $1,000 and 25% of the next $1,000 of eligible compensation deferred by each participant annually.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Our LTIP is a non-qualified deferred compensation plan that provides benefits to employees who meet certain compensation or production requirements. We have purchased and hold life insurance on the lives of certain current and former employee participants to earn a competitive rate of return for participants and to provide the primary source of funds available to satisfy our obligations under this plan. See Note 11 for information regarding the carrying value of these company-owned life insurance policies.

Contributions to the qualified plans and the LTIP are approved annually by the Board of Directors or a committee thereof.

We have the VDCP, a non-qualified and voluntary opportunity for certain highly compensated employees to defer compensation. Eligible participants may elect to defer a percentage or specific dollar amount of their compensation into the VDCP. Company-owned life insurance is the primary source of funding for this plan.

Compensation expense associated with all of the qualified and non-qualified plans previously described totaled $149 million, $162 million and $154 million for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 22 – REGULATORY CAPITAL REQUIREMENTS

RJF, as a bank holding company and financial holding company, RJ Bank, Raymond James Trust, N.A. (“RJ Trust”) and our broker-dealer subsidiaries are subject to capital requirements by various regulatory authorities. Capital levels of each entity are monitored to ensure compliance with our various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on our financial results.

As a bank holding company, RJF is subject to the risk-based capital requirements of the Fed. These risk-based capital requirements are expressed as capital ratios that compare measures of regulatory capital to risk-weighted assets, which incorporates quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory guidelines. RJF’s and RJ Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

RJF and RJ Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 capital to average assets (as defined), and under rules defined under the Basel III capital framework, Common equity Tier 1 capital (“CET1”) to risk-weighted assets. RJF and RJ Bank each calculate these ratios under the Basel III standardized approach in order to assess compliance with both regulatory requirements and their internal capital policies.  In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. As of September 30, 2020, both RJF’s and RJ Bank’s capital levels exceeded the capital conservation buffer requirement and were each categorized as “well-capitalized.”

To meet requirements for capital adequacy purposes or to be categorized as “well-capitalized,” RJF must maintain minimum CET1, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJF as of September 30, 2020:
CET1	$6,490	24.2%	$1,208	4.5%	$1,744	6.5%
Tier 1 capital	$6,490	24.2%	$1,610	6.0%	$2,147	8.0%
Total capital	$6,804	25.4%	$2,147	8.0%	$2,684	10.0%
Tier 1 leverage	$6,490	14.2%	$1,824	4.0%	$2,280	5.0%

RJF as of September 30, 2019:
CET1	$5,971	24.8%	$1,085	4.5%	$1,567	6.5%
Tier 1 capital	$5,971	24.8%	$1,446	6.0%	$1,928	8.0%
Total capital	$6,207	25.8%	$1,928	8.0%	$2,410	10.0%
Tier 1 leverage	$5,971	15.7%	$1,525	4.0%	$1,906	5.0%

RJF’s Tier 1 and Total capital ratios at September 30, 2020 decreased compared to September 30, 2019, due to an increase in risk-weighted assets, partially offset by an increase in equity. The increase in risk-weighted assets was primarily due to growth in cash and cash equivalents segregated pursuant to regulations, available-for-sale securities held at RJ Bank and the residential loan portfolio, as well as the impact of higher market volatility on our market risk-weighted assets, partially offset by a decrease in the C&I loan portfolio. The increase in equity reflected positive earnings during the year, net of share repurchases and dividends. RJF’s Tier 1 leverage ratio at September 30, 2020 decreased compared to September 30, 2019, due to growth of average assets, primarily cash, cash and cash equivalents segregated pursuant to regulations and available-for-sale securities held at RJ Bank, partially offset by the aforementioned change in equity.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
To meet the requirements for capital adequacy or to be categorized as “well-capitalized,” RJ Bank must maintain CET1, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJ Bank as of September 30, 2020:
CET1	$2,279	13.0%	$788	4.5%	$1,138	6.5%
Tier 1 capital	$2,279	13.0%	$1,051	6.0%	$1,401	8.0%
Total capital	$2,500	14.3%	$1,401	8.0%	$1,751	10.0%
Tier 1 leverage	$2,279	7.7%	$1,183	4.0%	$1,479	5.0%

RJ Bank as of September 30, 2019:
CET1	$2,246	13.2%	$764	4.5%	$1,103	6.5%
Tier 1 capital	$2,246	13.2%	$1,018	6.0%	$1,358	8.0%
Total capital	$2,458	14.5%	$1,358	8.0%	$1,697	10.0%
Tier 1 leverage	$2,246	8.8%	$1,021	4.0%	$1,276	5.0%

RJ Bank’s Tier 1 capital and Total capital ratios at September 30, 2020 decreased compared to September 30, 2019, primarily due to the growth in available-for-sale securities and residential loans, net of decreases in C&I loans. RJ Bank’s Tier 1 leverage ratio at September 30, 2020 decreased compared to September 30, 2019, due to the growth in average assets, primarily related to available-for-sale securities.

Our intention is to maintain RJ Bank’s “well-capitalized” status. In the unlikely event that RJ Bank failed to maintain its “well-capitalized” status, the consequences could include a requirement to obtain a waiver from the FDIC prior to acceptance, renewal, or rollover of brokered deposits and higher FDIC premiums but would not significantly impact on our operations.

RJ Bank may pay dividends to RJF without prior approval of its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted regulatory capital ratios. Dividends from RJ Bank may be limited to the extent that capital is needed to support its balance sheet growth.

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

	September 30,
$ in millions	2020	2019
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	48.0%	39.7%
Net capital	$1,245	$1,056
Less: required net capital	(52)	(53)
Excess net capital	$1,193	$1,003

As of September 30, 2020, RJ Trust, RJFS, RJ Ltd. and all of our other active regulated domestic and international subsidiaries were in compliance with and exceeded all applicable capital requirements.

RJF expects to continue paying cash dividends. However, the payment and rate of dividends on our common stock are subject to several factors including our operating results, financial and regulatory requirements or restrictions, and the availability of funds from our subsidiaries, including our broker-dealer and bank subsidiaries, which may also be subject to restrictions under regulatory capital rules. The availability of funds from subsidiaries may also be subject to restrictions contained in loan covenants of certain broker-dealer loan agreements and restrictions by bank regulators on dividends to the parent from RJ Bank.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 23 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share.

	Year ended September 30,
$ in millions, except per share amounts	2020	2019	2018
Income for basic earnings per common share:
Net income	$818	$1,034	$857
Less allocation of earnings and dividends to participating securities	(1)	(2)	(1)
Net income attributable to RJF common shareholders	$817	$1,032	$856
Income for diluted earnings per common share:
Net income	$818	$1,034	$857
Less allocation of earnings and dividends to participating securities	(1)	(2)	(1)
Net income attributable to RJF common shareholders	$817	$1,032	$856
Common shares:
Average common shares in basic computation	137.6	141.0	145.3
Dilutive effect of outstanding stock options and certain RSUs	2.6	3.0	3.5
Average common shares used in diluted computation	140.2	144.0	148.8
Earnings per common share:
Basic	$5.94	$7.32	$5.89
Diluted	$5.83	$7.17	$5.75
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	1.6	0.4	0.5

The allocation of earnings and dividends to participating securities in the preceding table represents dividends paid during the year to participating securities plus an allocation of undistributed earnings to participating securities. Participating securities represent unvested restricted stock and certain RSUs. Participating securities and related dividends paid on these participating securities were insignificant for the years ended September 30, 2020, 2019 and 2018.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are detailed in the following table for each respective period.

	Year ended September 30,
	2020	2019	2018
Dividends per common share - declared	$1.48	$1.36	$1.10
Dividends per common share - paid	$1.45	$1.32	$1.02

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 24 – SEGMENT INFORMATION

We currently operate through the following five segments: PCG; Capital Markets; Asset Management; RJ Bank; and Other.

The segments are determined based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources. The financial results of our segments are presented using the same policies as those described in Note 2. Segment results include allocations of most corporate overhead and benefits expenses to each segment. Refer to the following discussion of the Other segment for a description of the corporate expenses that are not allocated to segments. Intersegment revenues, expenses, receivables and payables are eliminated upon consolidation.

The PCG segment provides financial planning, investment advisory and securities transaction services through a branch office network throughout the U.S., Canada and the United Kingdom. The PCG segment includes revenues from securities transaction services, including the sale of equities, mutual funds, fixed income products, and insurance and annuity products to retail clients. In addition, this segment includes revenues from investment advisory services for which we charge either a fee computed as a percentage of assets in a client’s account or a flat period fee. The segment includes servicing fee revenues from mutual fund and annuity companies whose products we distribute and from banks to which we sweep clients’ cash in the RJBDP, our multi-bank sweep program. The segment also includes net interest earnings primarily on client margin loans and cash balances.

Our Capital Markets segment conducts institutional sales, securities trading, equity research, investment banking and the syndication and management of investments that qualify for tax credits. We primarily conduct these activities in the U.S., Canada and Europe.

Our Asset Management segment earns asset management and related administrative fees for providing asset management, portfolio management and related administrative services to retail and institutional clients. This segment oversees a portion of our fee-based assets under administration for our PCG clients through our Asset Management Services division and through RJ Trust. This segment also provides asset management services through Carillon Tower Advisers and affiliates (collectively, “Carillon Tower Advisers”) for certain retail accounts managed on behalf of third-party institutions, institutional accounts and proprietary mutual funds that we manage.

RJ Bank provides various types of loans, including corporate loans, tax-exempt loans, residential loans, SBL and other loans. RJ Bank is active in corporate loan syndications and participations and also provides FDIC-insured deposit accounts, including to clients of our broker-dealer subsidiaries. RJ Bank generates net interest income principally through the interest income earned on loans and an investment portfolio of securities, which is offset by the interest expense it pays on client deposits and on its borrowings.

The Other segment includes the results of our private equity investments, interest income on certain corporate cash balances, and certain corporate overhead costs of RJF that are not allocated to operating segments, including the interest costs on our public debt. The Other segment also includes expenses related to our reduction in workforce during the fiscal fourth quarter of 2020.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following tables present information concerning operations in these segments.

	Year ended September 30,
$ in millions	2020	2019	2018
Net revenues:
Private Client Group	$5,552	$5,359	$5,093
Capital Markets	1,291	1,083	964
Asset Management	715	691	654
RJ Bank	765	846	727
Other	(82)	5	(15)
Intersegment eliminations	(251)	(244)	(149)
Total net revenues	$7,990	$7,740	$7,274
Pre-tax income/(loss):
Private Client Group	$539	$579	$576
Capital Markets (1)	225	110	91
Asset Management	284	253	235
RJ Bank	196	515	492
Other (2)	(192)	(82)	(83)
Total pre-tax income	$1,052	$1,375	$1,311

(1)    The year ended September 30, 2020 includes a $7 million loss related to the pending disposition of our interests in certain entities that operate predominantly in France. The year ended September 30, 2019 includes a $15 million loss on the sale of our operations related to research, sales and trading of European equities, as well as a $19 million goodwill impairment charge related to our Canadian Capital Markets business.

(2)    The year ended September 30, 2020 includes reduction in workforce expenses of $46 million associated with position eliminations that occurred in our fiscal fourth quarter of 2020 in response to the economic environment. These expenses primarily consist of severance and related payroll expenses, as well as expenses related to company-paid benefits.

No individual client accounted for more than ten percent of revenues in any of the years presented.

The following table presents our net income on a segment basis.

	Year ended September 30,
$ in millions	2020	2019	2018
Net interest income/(expense):
Private Client Group	$132	$183	$165
Capital Markets	9	4	4
Asset Management	1	3	2
RJ Bank	738	820	704
Other and intersegment eliminations	(58)	(12)	(33)
Net interest income	$822	$998	$842

The following table presents our total assets on a segment basis.

	September 30,
$ in millions	2020	2019
Total assets:
Private Client Group	$12,574	$9,042
Capital Markets	2,336	2,287
Asset Management	380	401
RJ Bank	30,356	25,516
Other	1,836	1,584
Total	$47,482	$38,830

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents goodwill, which was included in our total assets, on a segment basis.

	September 30,
$ in millions	2020	2019
Goodwill:
Private Client Group	$277	$275
Capital Markets	120	120
Asset Management	69	69
Total	$466	$464

We have operations in the U.S., Canada and Europe. Substantially all long-lived assets are located in the U.S.  The following table presents our net revenues and pre-tax income classified by major geographic area in which they were earned.

	Year ended September 30,
$ in millions	2020	2019	2018
Net revenues:
U.S.	$7,446	$7,211	$6,754
Canada	386	391	381
Europe	158	138	139
Total	$7,990	$7,740	$7,274
Pre-tax income/(loss):
U.S.	$1,028	$1,356	$1,269
Canada	29	29	47
Europe (1)	(5)	(10)	(5)
Total	$1,052	$1,375	$1,311

(1)    The pre-tax loss in Europe for the year ended September 30, 2020 reflects a $7 million loss related to the pending disposition of our interests in certain entities that operate predominantly in France. The pre-tax loss in Europe for the year ended September 30, 2019 reflects a $15 million loss on the sale of our operations related to research, sales and trading of European equities. These losses were recorded in our Capital Markets segment.

The following table presents our total assets by major geographic area in which they were held.

	September 30,
$ in millions	2020	2019
Total assets:
U.S.	$44,090	$35,978
Canada	3,260	2,754
Europe	132	98
Total	$47,482	$38,830

The following table presents goodwill, which was included in our total assets, classified by major geographic area in which it was held.

	September 30,
$ in millions	2020	2019
Goodwill:
U.S.	$433	$433
Canada	24	23
Europe	9	8
Total	$466	$464
During the year ended September 30, 2019, we recognized an impairment charge of $19 million related to our Canadian Capital Markets business. See Note 10 for a discussion of our goodwill impairment testing.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
RJ&A, our principal domestic broker-dealer subsidiary of the Parent, is required by regulations to maintain a minimum amount of net capital. Other broker-dealer, non-bank subsidiaries of the Parent are also required by regulations to maintain a minimum amount of net capital, but the net capital requirements of those other subsidiaries are much less significant. RJ&A is further required by certain covenants in its borrowing agreements to maintain minimum net capital equal to 10% of aggregate debit balances. At September 30, 2020, each of these broker-dealer subsidiaries exceeded their minimum net capital requirements (see Note 22 for further information).

Net assets of approximately $3.30 billion as of September 30, 2020 were restricted under regulatory or other restrictions from being transferred from certain subsidiaries to the Parent without prior approval of the respective entities’ regulator.

Cash and cash equivalents of $2.16 billion and $1.35 billion as of September 30, 2020 and 2019, respectively, were held directly by RJF in depository accounts at third-party financial institutions, held in depository accounts at RJ Bank, or were otherwise invested by one of our subsidiaries on behalf of RJF. The amount held in depository accounts at RJ Bank was $185 million as of September 30, 2020, of which $108 million was available on demand without restriction. As of September 30, 2019, $163 million was held in depository accounts at RJ Bank, of which $107 million was available on demand without restriction.

See Notes 14, 15, 17 and 22 for more information regarding borrowings, commitments, contingencies and guarantees, and regulatory capital requirements of the Parent and its subsidiaries.

The following table presents the Parent’s statements of financial condition.

	September 30,
$ in millions	2020	2019
Assets:
Cash and cash equivalents	$478	$540
Assets segregated pursuant to regulations	78	57
Intercompany receivables from subsidiaries (primarily non-bank subsidiaries)	1,903	1,143
Investments in consolidated subsidiaries:
Bank subsidiary	2,315	2,248
Non-bank subsidiaries	4,306	4,093
Property and equipment, net	14	14
Goodwill and identifiable intangible assets, net	32	32
Other assets	804	728
Total assets	$9,930	$8,855
Liabilities and equity:
Accrued compensation and benefits	$596	$514
Intercompany payables to subsidiaries:
Bank subsidiary	21	—
Non-bank subsidiaries	28	119
Other payables	126	91
Senior notes payable	2,045	1,550
Total liabilities	2,816	2,274
Equity	7,114	6,581
Total liabilities and equity	$9,930	$8,855

Of the total intercompany receivable from non-bank subsidiaries, $1.70 billion and $827 million at September 30, 2020 and 2019, respectively, was invested in cash and cash equivalents by the subsidiary on behalf of the Parent.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents the Parent’s statements of income.

	Year ended September 30,
$ in millions	2020	2019	2018
Revenues:
Dividends from non-bank subsidiaries	$634	$632	$225
Dividends from bank subsidiary	130	190	130
Interest from subsidiaries	18	31	25
Interest income	3	7	4
Other	23	20	20
Total revenues	808	880	404
Interest expense	(87)	(75)	(74)
Net revenues	721	805	330
Non-interest expenses:
Compensation and benefits (1)	63	73	68
Non-compensations expenses:
Communications and information processing	6	8	9
Occupancy and equipment	1	1	1
Business development	18	20	20
Other	23	16	17
Intercompany allocations and charges	(16)	(24)	(32)
Total non-compensation expenses	32	21	15
Total non-interest expenses	95	94	83
Pre-tax income before equity in undistributed net income of subsidiaries	626	711	247
Income tax benefit	(58)	(31)	(12)
Income before equity in undistributed net income of subsidiaries	684	742	259
Equity in undistributed net income of subsidiaries	134	292	598
Net income	$818	$1,034	$857

(1)    The year ended September 30, 2020 includes the portion of the reduction in workforce expenses incurred during the fiscal fourth quarter of 2020 that relates to the Parent.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents the Parent’s statements of cash flows.

	Year ended September 30,
$ in millions	2020	2019	2018
Cash flows from operating activities:
Net income	$818	$1,034	$857
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on investments	4	4	1
Unrealized gain on company-owned life insurance policies, net of expenses	(50)	(5)	(37)
Equity in undistributed net income of subsidiaries	(134)	(292)	(598)
Other	102	100	114
Net change in:
Assets segregated pursuant to regulations	—	—	(1)
Intercompany receivables	126	(51)	6
Other assets	24	(16)	49
Intercompany payables	(70)	(22)	88
Other payables	24	(1)	13
Accrued compensation and benefits	73	34	66
Net cash provided by operating activities	917	785	558

Cash flows from investing activities:
Investments in subsidiaries	(106)	(24)	(205)
(Advances to)/repayments from subsidiaries, net	(885)	63	4
Proceeds from sales of investments	9	3	12
Purchase of investments in company-owned life insurance policies, net	(55)	(44)	(70)
Net cash used in investing activities	(1,037)	(2)	(259)

Cash flows from financing activities:
Proceeds from borrowing on the RJF Credit Facility	—	300	300
Repayment of borrowings on the RJF Credit Facility	—	(300)	(300)
Proceeds from senior note issuances, net of debt issuance costs paid	494	—	—
Exercise of stock options and employee stock purchases	62	65	63
Purchase of treasury stock	(272)	(778)	(62)
Dividends on common stock	(205)	(191)	(151)
Net cash provided by/(used in) financing activities	79	(904)	(150)
Net increase/(decrease) in cash and cash equivalents	(41)	(121)	149
Cash, cash equivalents, and cash segregated pursuant to regulations at beginning of year	596	717	568
Cash, cash equivalents, and cash segregated pursuant to regulations at end of year	$555	$596	$717

Cash and cash equivalents	$478	$540	$695
Cash segregated pursuant to regulations	77	56	22
Total cash, cash equivalents, and cash segregated pursuant to regulations at end of year	$555	$596	$717

Supplemental disclosures of cash flow information:
Cash paid for interest	$72	$78	$78
Cash paid for income taxes, net	$32	$42	$163

Supplemental disclosures of noncash activity:
Investments in subsidiaries, net	$—	$(43)	$—

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
SUPPLEMENTARY DATA:

SELECTED QUARTERLY FINANCIAL DATA
(unaudited)

	Fiscal Year 2020
in millions, except per share amounts	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net revenues	$2,009	$2,068	$1,834	$2,079
Non-interest expenses	$1,650	$1,829	$1,636	$1,823
Pre-tax income	$359	$239	$198	$256
Net income	$268	$169	$172	$209
Earnings per common share - basic	$1.93	$1.22	$1.25	$1.53
Earnings per common share - diluted	$1.89	$1.20	$1.23	$1.50
Dividends per common share - declared	$0.37	$0.37	$0.37	$0.37

	Fiscal Year 2019
in millions, except per share amounts	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net revenues	$1,931	$1,859	$1,927	$2,023
Non-interest expenses	$1,599	$1,512	$1,585	$1,669
Pre-tax income	$332	$347	$342	$354
Net income	$249	$261	$259	$265
Earnings per common share - basic	$1.73	$1.85	$1.84	$1.90
Earnings per common share - diluted	$1.69	$1.81	$1.80	$1.86
Dividends per common share - declared	$0.34	$0.34	$0.34	$0.34

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by COSO. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2020. KPMG LLP, who audited and reported on our consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting as of September 30, 2020 (included as follows).

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Raymond James Financial, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Raymond James Financial, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of September 30, 2020 and 2019, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated November 24, 2020 expressed an unqualified opinion on those consolidated financial statements.

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
November 24, 2020

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers appears in Part I, Item 1 of this report. The balance of the information required by Item 10 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2021 Annual Meeting of Shareholders which will be filed with the SEC no later than 120 days after the close of the fiscal year ended September 30, 2020.

ITEMS 11, 12, 13 and 14.

The information required by Items 11, 12, 13 and 14 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2021 Annual Meeting of Shareholders which will be filed with the SEC no later than 120 days after the close of the fiscal year ended September 30, 2020.

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

4.1		Description of Capital Stock, incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2019.
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

4.2.6
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

10.5.2	*
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

10.5.4	*
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

10.5.6	*
Form of Restricted Stock Unit Agreement for Non-Bonus Award under 2012 Stock Incentive Plan, as revised and approved on November 20, 2013, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 7, 2014.

10.5.7
Raymond James Financial, Inc. 2012 Stock Incentive Plan Sub-Plan for French Employees with Form of Restricted Stock Unit Agreement, adopted and approved on February 20, 2014, incorporated by reference to Exhibit 10.16.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2014.

10.5.8	*
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (time-based vesting), as revised and approved on May 17, 2017, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2018.

10.5.9	*
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (performance-based vesting), as revised and approved on May 17, 2017, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2018.

10.5.10	*
Form of Restricted Stock Unit Award Notice and Agreement for Non-Bonus Award, as revised and approved on May 17, 2017, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2018.

10.5.11	*
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (time-based vesting) for Canadian Employees, as revised and approved on May 17, 2017, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2018.

10.5.12	*
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (performance-based vesting) for Canadian Employees, as revised and approved on May 17, 2017, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2018.

10.5.13	*
Form of Restricted Stock Unit Award Notice and Agreement for Non-Bonus Award for Canadian Employees, as revised and approved on May 17, 2017, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2018.

10.5.14	*
Form of Award Agreement for Grant of Retention RSUs to Mr. Paul C. Reilly, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 1, 2018.

10.5.15	*
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

10.5.21	*
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

10.9.3
Second Amendment to Credit Agreement, dated as of May 27, 2020, among Raymond James Financial, Inc., Raymond James & Associates, Inc., the Lenders party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 7, 2020.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 24th day of November, 2020.

RAYMOND JAMES FINANCIAL, INC.

By: /s/ PAUL C. REILLY
Paul C. Reilly, Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ PAUL C. REILLY	Chairman and Chief Executive Officer (Principal Executive Officer) and Director	November 24, 2020
Paul C. Reilly

/s/ PAUL M. SHOUKRY	Chief Financial Officer and Treasurer (Principal Financial Officer)	November 24, 2020
Paul M. Shoukry

/s/ JONATHAN W. OORLOG, JR.	Senior Vice President and Controller (Principal Accounting Officer)	November 24, 2020
Jonathan W. Oorlog, Jr.

/s/ THOMAS A. JAMES	Chairman Emeritus and Director	November 24, 2020
Thomas A. James

/s/ CHARLES G. VON ARENTSCHILDT	Director	November 24, 2020
Charles G. von Arentschildt

/s/ ROBERT M. DUTKOWSKY	Director	November 24, 2020
Robert M. Dutkowsky

/s/ JEFFREY N. EDWARDS	Director	November 24, 2020
Jeffrey N. Edwards

/s/ BENJAMIN C. ESTY	Director	November 24, 2020
Benjamin C. Esty

/s/ ANNE GATES	Director	November 24, 2020
Anne Gates

/s/ FRANCIS S. GODBOLD	Vice Chairman and Director	November 24, 2020
Francis S. Godbold

/s/ GORDON L. JOHNSON	Director	November 24, 2020
Gordon L. Johnson

/s/ RODERICK C. MCGEARY	Director	November 24, 2020
Roderick C. McGeary

/s/ RAJ SESHADRI	Director	November 24, 2020
Raj Seshadri

/s/ SUSAN N. STORY	Director	November 24, 2020
Susan N. Story