Form 10-Q
period 2020-12-31
RAYMOND JAMES FINANCIAL INC
filed 2021-02-08
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
137,711,152 shares of common stock as of February 3, 2021

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in millions, except per share amounts	December 31, 2020	September 30, 2020
Assets:
Cash and cash equivalents	$5,377	$5,390
Assets segregated pursuant to regulations ($2,749 and $0, at fair value)	8,768	4,244
Collateralized agreements	533	422
Financial instruments, at fair value:
Trading assets ($268 and $265 pledged as collateral)	386	513
Available-for-sale securities ($22 and $23 pledged as collateral)	8,000	7,650
Derivative assets	368	438
Other investments ($37 and $37 pledged as collateral)	863	334
Brokerage client receivables, net	2,286	2,435
Other receivables, net	850	927
Bank loans, net	21,957	21,195
Loans to financial advisors, net	976	1,012
Property and equipment, net	534	535
Deferred income taxes, net	262	262
Goodwill and identifiable intangible assets, net	834	600
Other assets	1,663	1,525
Total assets	$53,657	$47,482

Liabilities and shareholders’ equity:
Bank deposits	$27,790	$26,801
Collateralized financings	297	250
Financial instrument liabilities, at fair value:
Trading liabilities	152	240
Derivative liabilities	310	393
Brokerage client payables	11,918	6,792
Accrued compensation, commissions and benefits	1,135	1,384
Other payables	1,710	1,513
Other borrowings	862	888
Senior notes payable	2,045	2,045
Total liabilities	46,219	40,306
Commitments and contingencies (see Note 14)
Shareholders’ equity
Preferred stock; $.10 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock; $.01 par value; 350,000,000 shares authorized; 159,127,724 and 159,007,158 shares issued as of December 31, 2020 and September 30, 2020, respectively, and 137,378,992 and 136,556,559 shares outstanding as of December 31, 2020 and September 30, 2020, respectively	2	2
Additional paid-in capital	1,996	2,007
Retained earnings	6,702	6,484
Treasury stock, at cost; 21,748,732 and 22,450,599 common shares as of December 31, 2020 and September 30, 2020, respectively	(1,354)	(1,390)
Accumulated other comprehensive income	17	11
Total equity attributable to Raymond James Financial, Inc.	7,363	7,114
Noncontrolling interests	75	62
Total shareholders’ equity	7,438	7,176
Total liabilities and shareholders’ equity	$53,657	$47,482
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,
in millions, except per share amounts	2020	2019
Revenues:
Asset management and related administrative fees	$1,067	$955
Brokerage revenues:
Securities commissions	381	363
Principal transactions	147	97
Total brokerage revenues	528	460
Account and service fees	145	178
Investment banking	261	141
Interest income	203	297
Other	56	29
Total revenues	2,260	2,060
Interest expense	(38)	(51)
Net revenues	2,222	2,009
Non-interest expenses:
Compensation, commissions and benefits	1,500	1,351
Non-compensation expenses:
Communications and information processing	99	94
Occupancy and equipment	57	57
Business development	23	44
Investment sub-advisory fees	28	26
Professional fees	30	21
Bank loan provision/(benefit) for credit losses	14	(2)
Acquisition-related expenses	2	—
Other	70	59
Total non-compensation expenses	323	299
Total non-interest expenses	1,823	1,650
Pre-tax income	399	359
Provision for income taxes	87	91
Net income	$312	$268

Earnings per common share – basic	$2.27	$1.93
Earnings per common share – diluted	$2.23	$1.89
Weighted-average common shares outstanding – basic	136.8	138.3
Weighted-average common and common equivalent shares outstanding – diluted	139.7	141.5

Net income	$312	$268
Other comprehensive income/(loss), net of tax:
Available-for-sale securities	(17)	(1)
Currency translations, net of the impact of net investment hedges	18	9
Cash flow hedges	5	10
Total other comprehensive income, net of tax	6	18
Total comprehensive income	$318	$286
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended December 31,
$ in millions, except per share amounts	2020	2019
Common stock, par value $.01 per share:
Balance beginning of period	$2	$2
Share issuances	—	—
Balance end of period	2	2

Additional paid-in capital:
Balance beginning of period	2,007	1,938
Employee stock purchases	6	6
Exercise of stock options and vesting of restricted stock units, net of forfeitures	(59)	(63)
Restricted stock, stock option and restricted stock unit expense	42	41
Balance end of period	1,996	1,922

Retained earnings:
Balance beginning of period	6,484	5,874
Cumulative adjustments for changes in accounting principles	(35)	—
Net income attributable to Raymond James Financial, Inc.	312	268
Cash dividends declared (see Note 20)	(59)	(56)
Balance end of period	6,702	6,086

Treasury stock:
Balance beginning of period	(1,390)	(1,210)
Purchases/surrenders	(18)	(19)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	54	66
Balance end of period	(1,354)	(1,163)

Accumulated other comprehensive income/(loss):
Balance beginning of period	11	(23)
Other comprehensive income, net of tax	6	18
Balance end of period	17	(5)
Total equity attributable to Raymond James Financial, Inc.	$7,363	$6,842

Noncontrolling interests:
Balance beginning of period	$62	$62
Net income/(loss) attributable to noncontrolling interests	13	(1)
Balance end of period	75	61
Total shareholders’ equity	$7,438	$6,903
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
$ in millions	2020	2019
Cash flows from operating activities:
Net income	$312	$268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32	30
Deferred income taxes	18	16
Premium and discount amortization on available-for-sale securities and loss on other investments	(1)	8
Provisions for credit losses and legal and regulatory proceedings	16	1
Share-based compensation expense	43	43
Unrealized gain on company-owned life insurance policies, net of expenses	(83)	(35)
Other	22	9
Net change in:
Assets segregated pursuant to regulations excluding cash and cash equivalents	(2,749)	—
Collateralized agreements, net of collateralized financings	(62)	21
Loans provided to financial advisors, net of repayments	5	(12)
Brokerage client receivables and other accounts receivable, net	254	188
Trading instruments, net	22	4
Derivative instruments, net	(9)	52
Other assets	(530)	(81)
Brokerage client payables and other accounts payable	4,953	465
Accrued compensation, commissions and benefits	(253)	(340)
Purchases and originations of loans held for sale, net of proceeds from sales of securitizations and loans held for sale	(86)	(91)
Net cash provided by operating activities	1,904	546

Cash flows from investing activities:
Additions to property and equipment	(25)	(36)
Increase in bank loans, net	(704)	(365)
Proceeds from sales of loans held for investment	16	25
Purchases of available-for-sale securities	(1,243)	(314)
Available-for-sale securities maturations, repayments and redemptions	544	206
Proceeds from sales of available-for-sale securities	519	—
Business acquisitions, net of cash acquired	(218)	—
Other investing activities, net	(12)	(18)
Net cash used in investing activities	(1,123)	(502)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended December 31,
$ in millions	2020	2019
Cash flows from financing activities:
Proceeds from short-term borrowings, net	—	6
Proceeds from Federal Home Loan Bank advances	—	850
Repayments of Federal Home Loan Bank advances and other borrowed funds	(26)	(851)
Exercise of stock options and employee stock purchases	18	25
Increase in bank deposits	989	694
Purchases of treasury stock	(18)	(19)
Dividends on common stock	(55)	(51)
Net cash provided by financing activities	908	654

Currency adjustment:
Effect of exchange rate changes on cash	73	21
Net increase in cash and cash equivalents, including those segregated pursuant to regulations	1,762	719
Cash and cash equivalents, including those segregated pursuant to regulations at beginning of year	9,634	5,971
Cash and cash equivalents, including those segregated pursuant to regulations at end of period	$11,396	$6,690

Cash and cash equivalents	$5,377	$4,109
Cash and cash equivalents segregated pursuant to regulations	6,019	2,581
Total cash and cash equivalents, including those segregated pursuant to regulations at end of period	$11,396	$6,690

Supplemental disclosures of cash flow information:
Cash paid for interest	$35	$39
Cash paid for income taxes, net	$67	$9
Cash outflows for lease liabilities	$27	$23
Non-cash right-of-use (“ROU”) assets recorded for new and modified leases	$50	$12

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2020

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of RJF and its consolidated subsidiaries that are generally controlled through a majority voting interest. We consolidate all of our 100% owned subsidiaries. In addition, we consolidate any variable interest entity (“VIE”) in which we are the primary beneficiary. Additional information on these VIEs is provided in Note 2 of our Annual Report on Form 10-K (“2020 Form 10-K”) for the year ended September 30, 2020, as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and in Note 10 of this Form 10-Q. When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

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

The nature of our business is such that the results of any interim period are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in our 2020 Form 10-K. To prepare condensed consolidated financial statements in accordance with GAAP, we must make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates and could have a material impact on the condensed consolidated financial statements.

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current period’s presentation.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 2 – UPDATE OF SIGNIFICANT ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 2 of our 2020 Form 10-K. During the three months ended December 31, 2020, there were no significant changes to our significant accounting policies other than the accounting policies adopted or modified as part of our implementation of new or amended accounting guidance, as noted in the following sections.

Accounting guidance adopted in fiscal 2021

Credit losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the measurement of credit losses on financial instruments (ASU 2016-13), which replaces the incurred credit loss and other models with the Current Expected Credit Losses (“CECL”) model. The guidance involves several aspects of the accounting for credit losses related to certain financial instruments, including assets measured at amortized cost, available-for-sale debt securities and certain off-balance sheet commitments. The new guidance, and subsequent updates, broadens the information that an entity must consider in developing its estimated credit losses expected to occur over the remaining life of in-scope financial assets. The measurement of expected credit losses includes historical experience, current conditions and reasonable and supportable forecasts.

This new guidance was effective for our fiscal year beginning on October 1, 2020 and was adopted under a modified retrospective approach. The impact of adoption of this new standard resulted in an increase in our allowance for credit losses, including reserves for unfunded lending commitments, of approximately $45 million and a corresponding reduction in the beginning balance of retained earnings of approximately $35 million, net of tax. The increase in our allowance for credit losses was primarily attributable to loans to financial advisors and, to a lesser extent, bank loans. Prior-period amounts have not been restated. See Notes 8 and 9 for further information related to bank loans and loans to financial advisors and the related allowances for credit losses.

The following sections highlight changes to our accounting policies as a result of this adoption.

Available-for-sale securities

Available-for-sale securities are generally held by Raymond James Bank, N.A. (“RJ Bank, N.A.”) and are classified at the date of purchase. They are comprised primarily of agency mortgage-backed securities (“MBS”) and agency collateralized mortgage obligations (“CMOs”), which are guaranteed by the U.S. government or its agencies. Available-for-sale securities owned by RJ Bank, N.A. are used as part of its interest rate risk and liquidity management strategies and may be sold in response to changes in interest rates, changes in prepayment risks, or other factors. As a result of the adoption of the new CECL guidance, credit losses on available-for-sale securities are limited to the difference between the security’s amortized cost basis and its fair value and should be recognized through an allowance for credit losses rather than as a direct reduction in amortized cost basis. Given that our available-for-sale securities portfolio is comprised of government agency securities for which payments of both principal and interest are guaranteed, and based on the lack of historical credit losses, we expect zero credit losses on this portfolio and the related accrued interest receivable. On a quarterly basis, we reassess our expectation of zero credit losses to consider changes in the available-for-sale securities portfolio.

Other receivables

Other receivables primarily include receivables from brokers, dealers and clearing organizations, accrued interest receivables and accrued fees from product sponsors.  Receivables from brokers, dealers and clearing organizations primarily consist of deposits placed with clearing organizations, including initial margin and receivables related to sales of securities which have traded, but not yet settled and amounts receivable for securities failed to deliver. We present “Other receivables” on our Condensed Consolidated Statements of Financial Condition, net of any allowance for credit losses. However, these receivables generally have minimal credit risk due to the low probability of clearing organization default and the short-term nature of receivables related to securities settlements and therefore, the allowance for credit losses on such receivables is not significant. Any allowance for credit losses is recorded for other receivables using estimates and assumptions based on historical experience, current facts and other factors. We update these estimates through periodic evaluations against actual trends experienced.

As permitted under the CECL guidance, we include accrued interest receivables related to our financial assets in “Other receivables” on the Condensed Consolidated Statements of Financial Condition instead of with the related financial instrument. We reverse any uncollectible accrued interest into interest income generally when the related financial asset is moved to

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
nonaccrual status. As we write off uncollectible amounts in a timely manner, we do not recognize an allowance for credit loss against accrued interest receivable.

Loans to financial advisors, net

We offer loans to financial advisors for recruiting and retention purposes. The decision to extend credit to a financial advisor or other key revenue producer is generally based on their ability to generate future revenues. Loans offered are generally repaid over a five to 10 year period, with interest recognized as earned, and are contingent upon affiliation with us. These loans are not assignable by the financial advisor and may only be assigned by us to a successor in interest. There is no fee income associated with these loans. In the event that the financial advisor is no longer affiliated with us, any unpaid balance of such loan becomes immediately due and payable to us. Based upon the nature of these financing receivables affiliation status is the primary credit risk factor within this portfolio.

We present the outstanding balance of loans to financial advisors on our Condensed Consolidated Statements of Financial Condition, net of the allowance for credit losses. Refer to the allowance for credit losses section that follows for further information related to our allowance for credit losses on our loans to financial advisors. See Note 9 for additional information on our loans to financial advisors.

Loans to financial advisors are considered past due once they are 30 days or more delinquent as to the payment of contractual interest or principal. Loans are placed on nonaccrual status when we determine that full payment of contractual principal and interest is in doubt, or the loan is past due 180 days or more as to contractual interest or principal. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is written-off against interest income. Interest is recognized using the cash method until the loan qualifies for return to accrual status. Loans are returned to an accrual status when the loans have been brought contractually current with the original terms and have been maintained on a current basis for a reasonable period, generally six months.

When we determine that it is likely a loan will not be collected in full, the loan is evaluated for a potential write down of the carrying value. After consideration of the borrower’s ability to restructure the loan, sources of repayment, and other factors affecting the borrower’s ability to repay the debt, the portion of the loan deemed a confirmed loss, if any, is charged-off. A charge-off is taken against the allowance for credit losses for the difference between the amortized cost and the amount we estimate will ultimately be collected. Additional charge-offs are taken if there is an adverse change in the expected cash flows.

Allowance for credit losses

We evaluate our held for investment bank loans, unfunded lending commitments, loans to financial advisors and certain other financial assets to estimate an allowance for credit losses over the remaining life of the financial instrument. The remaining life of our financial assets is determined by considering contractual terms, expected prepayments and cancellation features, among other factors.

We employ multiple methodologies in estimating an allowance for credit losses and our approaches differ by type of financial asset and the risk characteristics within each financial asset type. Our estimates are based on ongoing evaluations of the portfolio, the related credit risk characteristics, and the overall economic and environmental conditions affecting the financial assets. For certain of our financial assets with collateral maintenance provisions (e.g., collateralized agreements, margin loans and securities-based loans), we apply the practical expedient allowed under the CECL model in estimating an allowance for credit losses. We reasonably expect that borrowers (or counterparties, as applicable) will replenish the collateral as required. As a result, we estimate zero credit losses to the extent that the fair value equals or exceeds the related carrying value of the financial asset. When the fair value of the collateral securing the financial asset is less than the carrying value, qualitative factors such as historical experience (adjusted for current risk characteristics and economic conditions) as well as reasonable and supportable forecasts are considered in estimating the allowance for credit losses.

Credit losses are charged off against the allowance when we believe the uncollectibility of the financial asset is confirmed. Subsequent recoveries, if any, are credited to the allowance. Credit loss expense is recorded in earnings in an amount necessary to adjust the allowance for credit losses to our estimate as of the end of each reporting period. Our provision for credit losses for outstanding bank loans is included in “Bank loan provision/(benefit) for credit losses” on our Condensed Consolidated Statements of Income and Comprehensive Income and our provision for credit losses for all other financing receivables and unfunded lending commitments is included in “Other” expense.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Loans

We generally estimate the allowance for credit losses on our loan portfolios using credit risk models which incorporate relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Our forecasts incorporate assumptions related to macroeconomic indicators including, but not limited to, U.S. gross domestic product, equity market indices, unemployment rates, and commercial real estate and residential home price indices. At the conclusion of our reasonable and supportable forecast period, which currently ranges from two to three years depending on the model and macroeconomic variables, we use a linear reversion approach over a one-year period to revert to historical loss information for commercial and industrial (“C&I”), real estate investment trust (“REIT”) and tax-exempt loans. For commercial real estate (“CRE”) and residential mortgage loans, we incorporate a reasonable and supportable forecast of various macroeconomic variables over the remaining life of the assets. The development of the reasonable and supportable forecast incorporates an assumption that each macroeconomic variable will revert to a long-term expectation starting in years two to three of the forecast and largely completing within the first five years of the forecast. We assess the length of the reasonable and supportable forecast period and the reversion period, our reversion approach, our economic forecasts and our methodology for estimating the historical loss information, on a quarterly basis.

The allowance for credit losses on loans is generally evaluated and measured on a collective basis, typically by loan portfolio segment, due to similar risk characteristics. When a loan does not share similar risk characteristics with other loans, the loan is evaluated for credit losses on an individual basis. Various risk characteristics are considered when determining whether the loan should be collectively evaluated including, but not limited to, financial asset type, internal risk ratings, collateral type, industry of the borrower, and historical or expected credit loss patterns.

The allowance for credit losses on collectively evaluated loans is comprised of two components: (a) a quantitative allowance; and (b) a qualitative allowance, which is based on an analysis of model limitations and other factors not considered by the model. There are several factors considered in estimating the quantitative allowance for credit losses on collectively evaluated loans which generally include, but are not limited to, the internal risk rating, historical loss experience (including adjustments due to current risk characteristics and economic conditions), prepayments, borrower-controlled extensions, and expected recoveries. We use third-party data for historical information on collectively evaluated corporate loans (C&I, CRE and REIT loans) and residential mortgage loans.

The qualitative portion of our allowance for credit losses includes certain factors that are not incorporated into the quantitative estimate and would generally require adjustments to the allowance for credit losses. These qualitative factors are intended to address developing trends related to each portfolio segment and would generally include, but are not limited to: changes in lending policies and procedures, including changes in underwriting standards and collection; our loan review process; volume and severity of delinquent loans; changes in the nature, volume and terms of loans; credit concentrations; changes in the value of underlying collateral; legal and regulatory requirements; and local, regional, national and international economic conditions.

Held for investment bank loans

The allowance for credit losses for the C&I, CRE (primarily loans that are secured by income-producing properties and commercial real estate construction loans), REIT (loans made to businesses that own or finance income-producing real estate), tax-exempt and residential mortgage portfolio segments is estimated using credit risk models that project a probability of default (“PD”) multiplied by the loss given default (“LGD”) at the loan-level for every period remaining in the loan’s expected life, including the maturity period. Historical data, combined with macroeconomic variables, are used in estimating the PD and LGD. Our credit risk models consider several factors when estimating the expected credit losses which may include, but are not limited to, financial performance and position, estimated prepayments, geographic location, industry or sector type, debt type, loan size, capital structure, initial risk levels and the economic outlook. Additional factors considered by the residential mortgage model include Fair Isaac Corporation (“FICO”) scores and loan-to-value (“LTV”) ratios.

We generally use one of two methods to measure the allowance for credit losses on individually evaluated loans. A discounted cash flow approach is used to estimate the allowance for credit losses on certain nonaccrual corporate loans and all troubled debt restructurings (“TDRs”) that are not collateral-dependent. For collateral-dependent loans and for instances where foreclosure is probable, we use an approach that considers the fair value of the collateral less selling costs when measuring the allowance for credit losses. A loan is collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale of the collateral.

See Note 8 for further information about our bank loans, including credit quality indicators considered in developing the allowance for credit losses.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Unfunded lending commitments

We estimate credit losses on unfunded lending commitments using a methodology consistent with that used for bank loans in the respective portfolio segment and also based on the expected funding probabilities for fully binding commitments. As a result, the allowance for credit losses for unfunded lending commitments will vary depending upon the mix of lending commitments and future funding expectations. All classes of individually evaluated unfunded lending commitments are analyzed in conjunction with the specific allowance process previously described.

The allowance for credit losses related to unfunded lending commitments is included in “Other payables” on our Condensed Consolidated Statements of Financial Condition.

Loans to financial advisors

The allowance for credit losses on loans to financial advisors is estimated using credit risk models that incorporate average annual loan-level loss rates and estimated prepayments based on historical data. The qualitative component of our estimate considers internal and external factors that are not incorporated into the quantitative estimate such as the reasonable and supportable forecast period. In estimating an allowance for credit losses on our individually-evaluated loans to financial advisors, we generally take into account the affiliation status of the financial advisor (i.e., whether the advisor is actively affiliated with us or has terminated affiliation with us), the borrower’s ability to restructure the loan, sources of repayment, and other factors affecting the borrower’s ability to repay the debt.

NOTE 3 – ACQUISITIONS

Acquisition announced and completed during the three months ended December 31, 2020

In December 2020, we announced and completed our acquisition of all of the outstanding shares of NWPS Holdings, Inc. and its wholly-owned subsidiaries (collectively “NWPS”), doing business as NWPS and Northwest Plan Services. As an independent provider of retirement plan administration, consulting, actuarial and administration services, the addition of NWPS allows us to expand our retirement services offerings, including retirement plan administration services, to advisors and clients. For purposes of certain acquisition-related financial reporting requirements, the NWPS acquisition was not considered a material acquisition. NWPS has been integrated into our Private Client Group (“PCG”) segment and its results of operations have been included in our results prospectively from the closing date of December 24, 2020.

The NWPS acquisition resulted in the addition of $139 million of goodwill and $96 million of identifiable intangible assets during the three months ended December 31, 2020. The goodwill associated with this acquisition primarily represents synergies from combining NWPS with our existing businesses. The identifiable intangible assets primarily relate to customer relationships and have a weighted-average useful life of 24.8 years. Due to the timing of the close of this acquisition, certain information is not yet available and the amounts of goodwill and intangible assets are considered provisional. We believe the information currently available provides a reasonable basis for estimating the fair value of these assets. However, these provisional estimates may be adjusted upon the availability of new information regarding facts and circumstances which existed at the acquisition date. We expect to finalize this valuation in our fiscal second quarter of 2021. See Notes 2 and 10 of our 2020 Form 10-K for additional information about our goodwill and identifiable intangible assets, including the related accounting policies.

Acquisition announcement

On December 17, 2020, we announced we had entered into a definitive agreement to acquire all of the outstanding shares of Financo, an investment bank focused on the consumer sector. The addition of Financo will allow us to strategically grow our capabilities in consumer and retail investment banking. Financo will operate within our Capital Markets segment upon completion of the acquisition, which we expect to close in March or April of 2021, subject to regulatory and other closing conditions.

Acquisition-related expenses

Certain acquisition and integration costs associated with these acquisitions were included in “Acquisition and disposition-related expenses” for the three months ended December 31, 2020 on our Condensed Consolidated Statements of Income and Comprehensive Income. Such costs primarily included legal and other professional fees.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 4 – FAIR VALUE

Our “Financial instruments” and “Financial instrument liabilities” on our Condensed Consolidated Statements of Financial Condition are recorded at fair value under GAAP. For further information about such instruments and our significant accounting policies related to fair value, see Notes 2 and 3 of our 2020 Form 10-K. The following tables present assets and liabilities measured at fair value on a recurring basis. Netting adjustments represent the impact of counterparty and collateral netting on our derivative balances included on our Condensed Consolidated Statements of Financial Condition. See Note 6 for additional information.

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of December 31, 2020
Assets at fair value on a recurring basis:
Assets segregated pursuant to regulations	$2,749	$—	$—	$—	$2,749
Trading assets
Municipal and provincial obligations	—	32	—	—	32
Corporate obligations	11	31	—	—	42
Government and agency obligations	16	91	—	—	107
Agency MBS and agency CMOs	—	146	—	—	146
Total debt securities	27	300	—	—	327
Equity securities	14	5	—	—	19
Brokered certificates of deposit	—	37	—	—	37
Other	—	—	3	—	3
Total trading assets	41	342	3	—	386
Available-for-sale securities (1)	16	7,984	—	—	8,000
Derivative assets
Interest rate - matched book	—	273	—	—	273
Interest rate - other	34	189	—	(128)	95
Total derivative assets	34	462	—	(128)	368
Other investments - private equity - not measured at net asset value (“NAV”)	—	—	52	—	52
All other investments:
Government and agency obligations (2)	603	—	—	—	603
Other	100	1	22	—	123
Total all other investments	703	1	22	—	726
Subtotal	3,543	8,789	77	(128)	12,281
Other investments - private equity - measured at NAV					85
Total assets at fair value on a recurring basis	$3,543	$8,789	$77	$(128)	$12,366

Liabilities at fair value on a recurring basis:
Trading liabilities
Municipal and provincial obligations	$1	$—	$—	$—	$1
Corporate obligations	1	3	—	—	4
Government and agency obligations	61	—	—	—	61
Total debt securities	63	3	—	—	66
Equity securities	79	7	—	—	86
Total trading liabilities	142	10	—	—	152
Derivative liabilities
Interest rate - matched book	—	273	—	—	273
Interest rate - other	37	124	—	(138)	23
Foreign exchange	—	11	—	—	11
Other	—	2	1	—	3
Total derivative liabilities	37	410	1	(138)	310
Total liabilities at fair value on a recurring basis	$179	$420	$1	$(138)	$462

(1)    Substantially all of our available-for-sale securities consist of agency MBS and agency CMOs. See Note 5 for further information.

(2)    These assets are comprised of U.S. Treasuries purchased to meet future customer reserve requirements or to meet certain deposit requirements with clearing organizations.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of September 30, 2020
Assets at fair value on a recurring basis:
Trading assets
Municipal and provincial obligations	$5	$120	$—	$—	$125
Corporate obligations	11	45	—	—	56
Government and agency obligations	13	131	—	—	144
Agency MBS and agency CMOs	—	130	—	—	130
Non-agency CMOs and asset-backed securities (“ABS”)	—	13	—	—	13
Total debt securities	29	439	—	—	468
Equity securities	11	5	—	—	16
Brokered certificates of deposit	—	17	—	—	17
Other	—	—	12	—	12
Total trading assets	40	461	12	—	513
Available-for-sale securities (1)	16	7,634	—	—	7,650
Derivative assets
Interest rate - matched book	—	333	—	—	333
Interest rate - other	16	224	—	(135)	105
Total derivative assets	16	557	—	(135)	438
Other investments - private equity - not measured at NAV	—	—	37	—	37
All other investments:
Government and agency obligations (2)	103	—	—	—	103
Other	92	1	22	—	115
Total all other investments	195	1	22	—	218
Subtotal	267	8,653	71	(135)	8,856
Other investments - private equity - measured at NAV					79
Total assets at fair value on a recurring basis	$267	$8,653	$71	$(135)	$8,935

Liabilities at fair value on a recurring basis:
Trading liabilities
Municipal and provincial obligations	$1	$—	$—	$—	$1
Corporate obligations	—	5	—	—	5
Government and agency obligations	136	—	—	—	136
Non-agency CMOs and ABS	—	2	—	—	2
Total debt securities	137	7	—	—	144
Equity securities	96	—	—	—	96
Total trading liabilities	233	7	—	—	240
Derivative liabilities
Interest rate - matched book	—	333	—	—	333
Interest rate - other	16	145	—	(112)	49
Foreign exchange	—	5	—	—	5
Other	—	1	5	—	6
Total derivative liabilities	16	484	5	(112)	393
Total liabilities at fair value on a recurring basis	$249	$491	$5	$(112)	$633

(1)    Substantially all of our available-for-sale securities consist of agency MBS and agency CMOs. See Note 5 for further information.

(2)    These assets are comprised of U.S. Treasuries purchased to meet certain deposit requirements with clearing organizations.

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

Three months ended December 31, 2020 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading assets	Other investments		Derivative liabilities
$ in millions	Other	Private equity investments	All other	Other
Fair value beginning of period	$12	$37	$22	$(5)
Total gains/(losses) included in earnings	2	15	—	4
Purchases and contributions	6	—	—	—
Sales and distributions	(17)	—	—	—
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$3	$52	$22	$(1)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$3	$15	$—	$3

Three months ended December 31, 2019 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading assets	Other investments		Trading liabilities
$ in millions	Other	Private equity investments	All other	Other
Fair value beginning of period	$3	$63	$24	$(1)
Total gains/(losses) included in earnings	(1)	—	—	—
Purchases and contributions	31	—	—	1
Sales and distributions	(14)	(1)	—	(1)
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$19	$62	$24	$(1)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$—	$—

As of December 31, 2020, 23% of our assets and 1% of our liabilities were measured at fair value on a recurring basis.  In comparison, as of September 30, 2020, 19% of our assets and 2% of our liabilities were measured at fair value on a recurring basis. The increase in assets measured at fair value on a recurring basis as a percentage of total assets was primarily due to a significant increase in assets segregated pursuant to regulations at fair value during fiscal 2021, driven by a significant increase in client cash balances. As of both December 31, 2020 and September 30, 2020, Level 3 assets represented less than 1% of our assets measured at fair value on a recurring basis.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Quantitative information about level 3 fair value measurements

The following table presents the valuation techniques and significant unobservable inputs used in the valuation of certain of our private equity investments classified as level 3. These inputs represent those that a market participant would take into account when pricing these instruments. Weighted averages are calculated by weighting each input by the relative fair value of the related financial instrument. Certain investments are valued initially at transaction price and updated as other investment-specific events take place which indicate that a change in the carrying values of these investments is appropriate. Other investment-specific events include such events as our periodic review, significant transactions occur or new developments become known.

Recurring measurements $ in millions	Fair value at December 31, 2020	Valuation technique(s)	Unobservable input	Range (weighted-average)
Other investments - private equity investments (not measured at NAV)	$52	Discounted cash flow, transaction price or other investment-specific events	Discount rate	25%
			Terminal earnings before interest, tax, depreciation and amortization (“EBITDA”) multiple	9.0x
			Terminal year	2021 - 2042 (2022)
Fair value at September 30, 2020
Other investments - private equity investments (not measured at NAV)	$37	Discounted cash flow, transaction price or other investment-specific events	Discount rate	25%
			Terminal EBITDA multiple	9.0x
			Terminal year	2021 - 2042 (2023)

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

Investments in private equity measured at net asset value per share

As more fully described in Note 2 of our 2020 Form 10-K, as a practical expedient, we utilize NAV or its equivalent to determine the recorded value of a portion of our private equity investments portfolio. We utilize NAV when the fund investment does not have a readily determinable fair value and the NAV of the fund is calculated in a manner consistent with the measurement principles of investment company accounting, including measurement of the investments at fair value.

Our private equity portfolio as of December 31, 2020 includes various direct investments, as well as investments in third-party private equity funds and various legacy private equity funds which we sponsor. The portfolio is primarily invested in a broad range of strategies including leveraged buyouts, growth capital, distressed capital, venture capital and mezzanine capital. Due to the closed-end nature of certain of our fund investments, such investments cannot be redeemed directly with the funds. Our investment is monetized by distributions received through the liquidation of the underlying assets of those funds, the timing of which is uncertain.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the recorded value and unfunded commitments related to our private equity investments portfolio.

$ in millions	Recorded value	Unfunded commitment
December 31, 2020
Private equity investments measured at NAV	$85	$9
Private equity investments not measured at NAV	52
Total private equity investments	$137

September 30, 2020
Private equity investments measured at NAV	$79	$9
Private equity investments not measured at NAV	37
Total private equity investments	$116

Of the total private equity investments, the portions we owned were $102 million and $90 million as of December 31, 2020 and September 30, 2020, respectively. The portions of the private equity investments we did not own were $35 million and $26 million as of December 31, 2020 and September 30, 2020, respectively, and were included as a component of noncontrolling interests on our Condensed Consolidated Statements of Financial Condition.

As a financial holding company, we are subject to holding period limitations for our merchant banking activities. As a result, we will be required to exit certain of our private equity investments by February 2022. Additionally, many of our private equity fund investments meet the definition of prohibited covered funds as defined by the Volcker Rule enacted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. We have received approval from the Board of Governors of the Federal Reserve System (“Fed”) to continue to hold the majority of our covered fund investments until July 2022.

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

$ in millions	Level 2	Level 3	Total fair value	Valuation technique(s)	Unobservable input	Range (weighted-average)
December 31, 2020
Bank loans:
Residential mortgage loans	$4	$12	$16	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.6 yrs.)
Corporate loans	$—	$14	$14	Collateral or discounted cash flow (1)	Not meaningful (1)	Not meaningful (1)
Loans held for sale	$104	$—	$104	N/A	N/A	N/A

September 30, 2020
Bank loans:
Residential mortgage loans	$4	$13	$17	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.6 yrs.)
Corporate loans	$—	$15	$15	Collateral or discounted cash flow (1)	Not meaningful (1)	Not meaningful (1)
Loans held for sale	$38	$—	$38	N/A	N/A	N/A
Other assets: other real estate owned	$1	$—	$1	N/A	N/A	N/A

(1)    The valuation techniques used to estimate the fair values are based on collateral value less selling costs for the collateral-dependent loans and discounted cash flows for loans that are not collateral-dependent.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Financial instruments not recorded at fair value

Many, but not all, of the financial instruments we hold were recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The following table presents the estimated fair value and fair value hierarchy of financial assets and liabilities that are not recorded at fair value in accordance with GAAP on the Condensed Consolidated Statements of Financial Condition at December 31, 2020 and September 30, 2020. This table excludes financial instruments that are carried at amounts which approximate fair value. Refer to Note 3 of our 2020 Form 10-K for a discussion of the fair value hierarchy classifications of our financial instruments that are not recorded at fair value.

$ in millions	Level 2	Level 3	Total estimated fair value	Carrying amount
December 31, 2020
Financial assets:
Bank loans, net	$105	$21,737	$21,842	$21,823
Financial liabilities:
Bank deposits - certificates of deposit	$—	$946	$946	$912
Senior notes payable	$2,572	$—	$2,572	$2,045

September 30, 2020
Financial assets:
Bank loans, net	$72	$21,119	$21,191	$21,125
Financial liabilities:
Bank deposits - certificates of deposit	$—	$1,056	$1,056	$1,017
Senior notes payable	$2,504	$—	$2,504	$2,045

NOTE 5 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities are primarily comprised of agency MBS and agency CMOs owned by RJ Bank, N.A. As of October 1, 2020, we adopted new accounting guidance related to the measurement of credit losses on financial instruments, including available-for-sale securities. Refer to Note 2 for further information about this guidance and a discussion of our available-for-sale securities.

The following table details the amortized costs and fair values of our available-for-sale securities.

$ in millions	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2020
Agency residential MBS	$4,421	$72	$(3)	$4,490
Agency commercial MBS	1,161	17	(4)	1,174
Agency CMOs	2,308	17	(5)	2,320
Other securities	15	1	—	16
Total available-for-sale securities	$7,905	$107	$(12)	$8,000

September 30, 2020
Agency residential MBS	$4,064	$74	$(3)	$4,135
Agency commercial MBS	948	22	(1)	969
Agency CMOs	2,504	27	(1)	2,530
Other securities	15	1	—	16
Total available-for-sale securities	$7,531	$124	$(5)	$7,650

The amortized costs and fair values in the preceding table exclude $14 million and $15 million of accrued interest on available-for-sale securities as of December 31, 2020 and September 30, 2020, respectively, which was included in “Other receivables” on our Condensed Consolidated Statements of Financial Condition.

See Note 4 for additional information regarding the fair value of available-for-sale securities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table details the contractual maturities, amortized costs, carrying values and current yields for our available-for-sale securities.  Since our MBS and CMO available-for-sale securities are backed by mortgages, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. As of December 31, 2020, the duration of our available-for-sale securities portfolio was approximately 3 years.

	December 31, 2020
$ in millions	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency residential MBS
Amortized cost	$—	$37	$1,639	$2,745	$4,421
Carrying value	$—	$38	$1,669	$2,783	$4,490
Agency commercial MBS
Amortized cost	$25	$148	$845	$143	$1,161
Carrying value	$25	$151	$853	$145	$1,174
Agency CMOs
Amortized cost	$—	$1	$63	$2,244	$2,308
Carrying value	$—	$1	$64	$2,255	$2,320
Other securities
Amortized cost	$—	$7	$8	$—	$15
Carrying value	$—	$7	$9	$—	$16
Total available-for-sale securities
Amortized cost	$25	$193	$2,555	$5,132	$7,905
Carrying value	$25	$197	$2,595	$5,183	$8,000
Weighted-average yield	2.13%	2.06%	1.44%	1.28%	1.35%

The following table details the gross unrealized losses and fair values of securities that were in a loss position at the reporting period end, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
$ in millions	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
December 31, 2020
Agency residential MBS	$827	$(3)	$—	$—	$827	$(3)
Agency commercial MBS	493	(4)	—	—	493	(4)
Agency CMOs	1,042	(5)	—	—	1,042	(5)
Total	$2,362	$(12)	$—	$—	$2,362	$(12)
September 30, 2020
Agency residential MBS	$966	$(3)	$—	$—	$966	$(3)
Agency commercial MBS	177	(1)	—	—	177	(1)
Agency CMOs	410	(1)	—	—	410	(1)
Total	$1,553	$(5)	$—	$—	$1,553	$(5)

The contractual cash flows of our available-for-sale securities are guaranteed by the U.S. government or its agencies. At December 31, 2020, of the 119 available-for-sale securities in an unrealized loss position, all were in a continuous unrealized loss position for less than 12 months. We do not consider unrealized losses associated with these securities to be credit losses due to the guarantee of the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities. In addition, unrealized losses related to these available-for-sale securities are generally due to changes in market interest rates. At December 31, 2020, based on our assessment of this portfolio, we did not recognize an allowance for credit losses on our available-for-sale securities. At December 31, 2020, debt securities we held in excess of ten percent of our equity included Federal National Home Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) which had an amortized cost of $4.93 billion and $2.68 billion, respectively, and a fair value of $5.00 billion and $2.70 billion, respectively.

During the three months ended December 31, 2020, we received proceeds of $519 million, resulting in an insignificant gain, from sales of agency MBS and agency CMO available-for-sale securities. The gain that resulted from the sales was included in “Other” revenues on our Condensed Consolidated Statements of Income and Comprehensive Income. During the three months ended December 31, 2019, there were no sales of available-for-sale securities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 6 – DERIVATIVE ASSETS AND DERIVATIVE LIABILITIES

Our derivative assets and derivative liabilities are recorded at fair value and are included in “Derivative assets” and “Derivative liabilities” on our Condensed Consolidated Statements of Financial Condition. Cash flows related to our derivatives are included within operating activities on the Condensed Consolidated Statements of Cash Flows. The significant accounting policies governing our derivatives, including our methodologies for determining fair value, are described in Note 2 of our 2020 Form 10-K.

Derivative balances included on our financial statements

The following table presents the gross fair values and notional amounts of derivatives by product type, the amounts of counterparty and cash collateral netting on our Condensed Consolidated Statements of Financial Condition, as well as collateral posted and received under credit support agreements that do not meet the criteria for netting under GAAP.

	December 31, 2020			September 30, 2020
$ in millions	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate - matched book	$273	$273	$1,985	$333	$333	$2,174
Interest rate - other (1)	223	161	17,017	240	161	19,206
Foreign exchange	—	4	645	—	2	605
Other	—	3	582	—	6	608
Subtotal	496	441	20,229	573	502	22,593
Derivatives designated as hedging instruments
Interest rate	—	—	850	—	—	850
Foreign exchange	—	7	895	—	3	866
Subtotal	—	7	1,745	—	3	1,716
Total gross fair value/notional amount	496	448	$21,974	573	505	$24,309
Offset on the Condensed Consolidated Statements of Financial Condition
Counterparty netting	(41)	(41)		(40)	(40)
Cash collateral netting	(87)	(97)		(95)	(72)
Total amounts offset	(128)	(138)		(135)	(112)
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	368	310		438	393
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
Financial instruments (2)	(289)	(273)		(349)	(333)
Total	$79	$37		$89	$60

(1)    Substantially all relates to interest rate derivatives entered into as part of our fixed income business operations, including to-be-announced (“TBA”) security contracts that are accounted for as derivatives.

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

	Three months ended December 31,
$ in millions	2020	2019
Interest rate (cash flow hedges)	$5	$10
Foreign exchange (net investment hedges)	(29)	(13)
Total gains/(losses) in AOCI, net of taxes	$(24)	$(3)

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for each of the three months ended December 31, 2020 and 2019. We expect to reclassify $16 million of interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is 7 years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table details the gains/(losses) on derivatives not designated as hedging instruments recognized on the Condensed Consolidated Statements of Income and Comprehensive Income.

$ in millions		Three months ended December 31,
	Location of gain/(loss)	2020	2019
Interest rate	Principal transactions/other revenues	$4	$5
Foreign exchange	Other revenues	$(26)	$(11)
Other	Principal transactions	$4	$—

Risks associated with our derivatives and related risk mitigation

Credit risk

We are exposed to credit losses in the event of nonperformance by the counterparties to derivatives that are not cleared through a clearing organization. Where we are subject to credit exposure, we perform a credit evaluation of counterparties prior to entering into derivative transactions and we monitor their credit standings.  We may require initial margin or collateral from counterparties in the form of cash or other marketable securities to support certain of these obligations as established by the credit threshold specified by the agreement and/or as a result of monitoring the credit standing of the counterparties.

Our only exposure to credit risk on matched book derivatives is related to our uncollected derivative transaction fee revenues, which were insignificant as of both December 31, 2020 and September 30, 2020. We are not exposed to market risk on these derivatives due to the pass-through transaction structure described in Note 2 of our 2020 Form 10-K.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 7 – COLLATERALIZED AGREEMENTS AND FINANCINGS

Collateralized agreements are comprised of securities purchased under agreements to resell (“reverse repurchase agreements”) and securities borrowed. Collateralized financings are comprised of securities sold under agreements to repurchase (“repurchase agreements”) and securities loaned. We enter into these transactions in order to facilitate client activities, acquire securities to cover short positions and finance certain firm activities. The significant accounting policies governing our collateralized agreements and financings are described in Note 2 of our 2020 Form 10-K.

Our reverse repurchase agreements, repurchase agreements, securities borrowing and securities lending transactions are governed by master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course, as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the parties to the transaction. For financial statement purposes, we do not offset our reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned because the conditions for netting as specified by GAAP are not met. Although not offset on the Condensed Consolidated Statements of Financial Condition, these transactions are included in the following table.

	Collateralized agreements			Collateralized financings
$ in millions	Reverse repurchase agreements	Securities borrowed	Total	Repurchase agreements	Securities loaned	Total
December 31, 2020
Gross amounts of recognized assets/liabilities	$162	$371	$533	$233	$64	$297
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	162	371	533	233	64	297
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(162)	(355)	(517)	(233)	(58)	(291)
Net amounts	$—	$16	$16	$—	$6	$6
September 30, 2020
Gross amounts of recognized assets/liabilities	$207	$215	$422	$165	$85	$250
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	207	215	422	165	85	250
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(207)	(209)	(416)	(165)	(79)	(244)
Net amounts	$—	$6	$6	$—	$6	$6

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

$ in millions	December 31, 2020	September 30, 2020
Collateral we received that was available to be delivered or repledged	$3,064	$2,869
Collateral that we delivered or repledged	$793	$788

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

$ in millions	December 31, 2020	September 30, 2020
Had the right to deliver or repledge	$327	$325
Did not have the right to deliver or repledge	$65	$65
Bank loans, net pledged at Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank of Atlanta	$5,359	$5,367

Repurchase agreements, repurchase-to-maturity transactions and securities loaned accounted for as secured borrowings

The following table presents the remaining contractual maturity of repurchase agreements and securities lending transactions accounted for as secured borrowings.

$ in millions	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
December 31, 2020
Repurchase agreements:
Government and agency obligations	$127	$—	$—	$—	$127
Agency MBS and agency CMOs	106	—	—	—	106
Total repurchase agreements	233	—	—	—	233
Securities loaned:
Equity securities	64	—	—	—	64
Total collateralized financings	$297	$—	$—	$—	$297

September 30, 2020
Repurchase agreements:
Government and agency obligations	$87	$—	$—	$—	$87
Agency MBS and agency CMOs	78	—	—	—	78
Total repurchase agreements	165	—	—	—	165
Securities loaned:
Equity securities	85	—	—	—	85
Total collateralized financings	$250	$—	$—	$—	$250

As of both December 31, 2020 and September 30, 2020, we did not have any “repurchase-to-maturity” agreements, which are repurchase agreements where a security is transferred under an agreement to repurchase and the maturity date of the repurchase agreement matches the maturity date of the underlying security.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 8 – BANK LOANS, NET

Bank client receivables are comprised of loans originated or purchased by RJ Bank and include C&I loans, REIT loans, tax-exempt loans, commercial and residential real estate loans, and SBL and other loans. These receivables are collateralized by first and, to a lesser extent, second mortgages on residential or other real property, other assets of the borrower, a pledge of revenue, securities or are unsecured. See Note 2 of our 2020 Form 10-K for a discussion of accounting policies related to bank loans.

As of October 1, 2020, we adopted new accounting guidance related to the measurement of credit losses on financial instruments. See Note 2 for further information about this guidance and a discussion of our accounting policies related to our allowance for credit losses. We segregate our loan portfolio into six loan portfolio segments: C&I, CRE, REIT, tax-exempt, residential mortgage, and SBL and other. We have redefined certain of our portfolio segments to align with the new methodology applied in determining the allowance for credit losses. Prior-period loan portfolio segments have been revised to conform to the current presentation. Loan balances on the following tables are presented at amortized cost (outstanding principal balance net of unearned income and deferred expenses, which include purchase premiums, purchase discounts and net deferred origination fees and costs), except for certain held for sale loans recorded at fair value. Bank loans are presented on our Condensed Consolidated Statements of Financial Condition at amortized cost (or fair value where applicable) less the allowance for credit losses.

The following table presents the balances for both the held for sale and held for investment loan portfolios, as well as the associated percentage of each portfolio segment in RJ Bank’s total loan portfolio.

	December 31, 2020		September 30, 2020
$ in millions	Balance	%	Balance	%
C&I loans	$7,499	33%	$7,421	34%
CRE loans	2,664	12%	2,489	12%
REIT loans	1,254	6%	1,210	5%
Tax-exempt loans	1,237	6%	1,259	6%
Residential mortgage loans	4,928	22%	4,973	23%
SBL and other	4,544	20%	4,087	19%
Total loans held for investment	22,126	99%	21,439	99%
Held for sale loans	209	1%	110	1%
Total loans held for sale and investment	22,335	100%	21,549	100%
Allowance for credit losses	(378)		(354)
Bank loans, net	$21,957		$21,195
Accrued interest receivable on bank loans	$46		$45

The allowance for credit losses as of December 31, 2020 was determined using the new methodology under CECL, which was adopted on October 1, 2020. Prior periods have not been restated and were calculated under the incurred loss methodology.

Accrued interest receivables presented in the preceding table are reported in “Other receivables” on our Condensed Consolidated Statements of Financial Condition.

At December 31, 2020, the FHLB had a blanket lien on RJ Bank’s residential mortgage loan portfolio as security for the repayment of certain borrowings. See Note 14 of our 2020 Form 10-K for more information regarding borrowings from the FHLB.

Held for sale loans

RJ Bank originated or purchased $582 million and $706 million of loans held for sale during the three months ended December 31, 2020 and 2019, respectively. Proceeds from the sale of these held for sale loans amounted to $188 million and $214 million during the three months ended December 31, 2020 and 2019, respectively. Net gains resulting from such sales were insignificant in each of the three months ended December 31, 2020 and 2019.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Purchases and sales of loans held for investment

The following table presents purchases and sales of any loans held for investment by portfolio segment.

$ in millions	C&I loans	Residential mortgage loans	Total
Three months ended December 31, 2020
Purchases	$122	$46	$168
Sales	$5	$—	$5
Three months ended December 31, 2019
Purchases	$67	$158	$225
Sales	$20	$—	$20

Sales in the preceding table represent the recorded investment (i.e., net of charge-offs and discounts or premiums) of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. As more fully described in Note 2 of our 2020 Form 10-K, corporate loan sales generally occur as part of our credit management activities.

Aging analysis of loans held for investment

The following table presents information on delinquency status of our loans held for investment.

$ in millions	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual with allowance	Nonaccrual with no allowance	Current and accruing	Total loans held for investment
December 31, 2020
C&I loans	$—	$—	$—	$—	$—	$7,499	$7,499
CRE loans	—	—	—	—	14	2,650	2,664
REIT loans	—	—	—	—	—	1,254	1,254
Tax-exempt loans	—	—	—	—	—	1,237	1,237
Residential mortgage loans	3	—	3	9	5	4,911	4,928
SBL and other	—	—	—	—	—	4,544	4,544
Total loans held for investment	$3	$—	$3	$9	$19	$22,095	$22,126

September 30, 2020
C&I loans	$—	$—	$—	$2	$—	$7,419	$7,421
CRE loans	—	—	—	—	14	2,475	2,489
REIT loans	—	—	—	—	—	1,210	1,210
Tax-exempt loans	—	—	—	—	—	1,259	1,259
Residential mortgage loans	—	—	—	3	11	4,959	4,973
SBL and other	—	—	—	—	—	4,087	4,087
Total loans held for investment	$—	$—	$—	$5	$25	$21,409	$21,439

The preceding table includes $13 million and $15 million at December 31, 2020 and September 30, 2020, respectively, of nonaccrual loans which were current pursuant to their contractual terms. The table also includes CRE and residential first mortgage loan TDRs of $14 million and $15 million, respectively, at December 31, 2020 and $6 million and $15 million, respectively, at September 30, 2020.

Other real estate owned, included in “Other assets” on our Condensed Consolidated Statements of Financial Condition, was insignificant at both December 31, 2020 and September 30, 2020.

Collateral-dependent loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale of the underlying collateral. At December 31, 2020, we had $13 million of collateral-dependent CRE loans, which were fully collateralized by retail and industrial real estate, and $7 million of collateral-dependent residential loans, which were fully collateralized by single family homes. Collateral-dependent loans do not include loans to borrowers who have been granted forbearance as result of the coronavirus (“COVID-19”) pandemic. Such loans may be considered collateral-dependent after the forbearance period expires. The recorded investment in mortgage loans secured by

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
one-to-four family residential properties for which formal foreclosure proceedings were in process was $6 million at both December 31, 2020 and September 30, 2020.

Credit quality indicators

The credit quality of RJ Bank’s loan portfolio is summarized monthly by management using internal risk ratings, which align with the standard asset classification system utilized by bank regulators.  These classifications are divided into three groups: Not Classified (Pass), Special Mention, and Classified or Adverse Rating (Substandard, Doubtful and Loss). These terms are defined as follows:

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

Loss – Loans which are considered by management to be uncollectible and of such little value that their continuance on RJ Bank’s books as an asset, without establishment of a specific valuation allowance or charge-off, is not warranted.  RJ Bank does not have any loan balances within this classification because, in accordance with our accounting policy, loans, or a portion thereof considered to be uncollectible are charged-off prior to the assignment of this classification.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following tables present RJ Bank’s held for investment loan portfolio by year of origination and credit quality indicator as of December 31, 2020.

$ in millions	2021	2020	2019	2018	2017	Prior	Revolving loans	Total
C&I loans
Risk rating:
Pass	$66	$991	$1,109	$1,493	$1,121	$1,591	$709	$7,080
Special mention	—	—	44	102	12	—	43	201
Substandard	—	28	78	78	—	34	—	218
Doubtful	—	—	—	—	—	—	—	—
Total C&I loans	$66	$1,019	$1,231	$1,673	$1,133	$1,625	$752	$7,499

CRE loans
Risk rating:
Pass	$133	$406	$599	$653	$225	$210	$60	$2,286
Special mention	—	45	103	49	—	47	—	244
Substandard	—	—	14	68	8	44	—	134
Doubtful	—	—	—	—	—	—	—	—
Total CRE loans	$133	$451	$716	$770	$233	$301	$60	$2,664

REIT loans
Risk rating:
Pass	$121	$49	$164	$98	$82	$344	$322	$1,180
Special mention	—	—	—	—	18	—	27	45
Substandard	—	—	22	—	4	—	3	29
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$121	$49	$186	$98	$104	$344	$352	$1,254

Tax-exempt loans
Risk rating:
Pass	$9	$59	$123	$211	$279	$556	$—	$1,237
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$9	$59	$123	$211	$279	$556	$—	$1,237

Residential mortgage loans
Risk rating:
Pass	$376	$1,551	$877	$550	$605	$920	$21	$4,900
Special mention	—	—	—	—	—	6	—	6
Substandard	—	—	—	—	1	21	—	22
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$376	$1,551	$877	$550	$606	$947	$21	$4,928

SBL and other
Risk rating:
Pass	$—	$46	$12	$—	$—	$—	$4,486	$4,544
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total SBL and other	$—	$46	$12	$—	$—	$—	$4,486	$4,544

Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

RJ Bank also monitors the credit quality of the residential mortgage loan portfolio utilizing FICO scores and LTV ratios. A FICO score measures a borrower’s creditworthiness by considering factors such as payment and credit history. LTV measures the carrying value of the loan as a percentage of the value of the property securing the loan.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the held for investment residential mortgage loan portfolio by FICO score and by LTV ratio at origination.

$ in millions	December 31, 2020	September 30, 2020
FICO score:
Below 600	$67	$67
600 - 699	380	363
700 - 799	3,424	3,463
800 +	1,052	1,076
FICO score not available	5	4
Total	$4,928	$4,973

LTV ratio:
Below 80%	$3,812	$3,852
80%+	1,116	1,121
Total	$4,928	$4,973

Allowance for credit losses

The following table presents changes in the allowance for credit losses on held for investment bank loans by portfolio segment.

$ in millions	C&I loans	CRE loans	REIT loans	Tax-exempt loans	Residential mortgage loans	SBL and other	Total
Three months ended December 31, 2020
Balance at beginning of period	$200	$81	$36	$14	$18	$5	$354
Impact of CECL adoption	19	(11)	(9)	(12)	24	(2)	9
Provision/(benefit) for credit losses	(22)	42	3	—	(9)	—	14
Net (charge-offs)/recoveries:
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Net (charge-offs)/recoveries	—	—	—	—	—	—	—
Foreign exchange translation adjustment	1	—	—	—	—	—	1
Balance at end of period	$198	$112	$30	$2	$33	$3	$378

Three months ended December 31, 2019
Balance at beginning of period	$139	$34	$15	$9	$16	$5	$218
Provision/(benefit) for credit losses	—	2	(3)	(1)	1	(1)	(2)
Net (charge-offs)/recoveries:
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Net (charge-offs)/recoveries	—	—	—	—	—	—	—
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of period	$139	$36	$12	$8	$17	$4	$216

The allowance for credit losses on held for investment bank loans increased $15 million to $378 million since the adoption of CECL on October 1, 2020. The increase was primarily driven by forecasted declines in commercial real estate values, partially offset by the impacts of a reduction in criticized loans and improvements in other forecasted macroeconomic inputs, including unemployment and gross domestic product. See Note 2 for further information about the adoption of CECL and the impact to the allowance for credit losses.

The allowance for credit losses on unfunded lending commitments, which is included in “Other payables” on our Condensed Consolidated Statements of Financial Condition, was $20 million and $12 million at December 31, 2020 and September 30, 2020, respectively. The increase in the allowance for credit losses on unfunded lending commitments was predominantly due to the adoption impact of CECL.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 9 – LOANS TO FINANCIAL ADVISORS, NET

Loans to financial advisors are primarily comprised of loans originated as a part of our recruiting activities. See Note 2 for a discussion of our accounting policies related to loans to financial advisors and the related allowance for credit losses. The following table presents the balances for our loans to financial advisors and the related accrued interest receivable.

$ in millions	December 31, 2020	September 30, 2020
Currently affiliated with the firm (1)	$989	$1,001
No longer affiliated with the firm (2)	16	15
Total loans to financial advisors	1,005	1,016
Allowance for credit losses	(29)	(4)
Loans to financial advisors, net	$976	$1,012
Accrued interest receivable on loans to financial advisors	$4	$4

(1) These loans were predominately current.

(2) These loans were predominately past due for a period of 180 days or more and on nonaccrual status.

The allowance for credit losses as of December 31, 2020 was determined using the new methodology under CECL, which was adopted on October 1, 2020. Prior periods have not been restated and were calculated under the incurred loss methodology. The increase in the allowance from September 30, 2020 to December 31, 2020 was due to the October 1, 2020 CECL adoption, which resulted in an increase in our allowance for credit losses of $25 million. See Note 2 for further information on the CECL adoption.

Accrued interest receivables presented in the preceding table are reported in “Other receivables” on the Condensed Consolidated Statements of Financial Condition.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 10 – VARIABLE INTEREST ENTITIES

A VIE requires consolidation by the entity’s primary beneficiary.  We evaluate all of the entities in which we are involved to determine if the entity is a VIE and if so, whether we hold a variable interest and are the primary beneficiary. Refer to Note 2 of our 2020 Form 10-K for a discussion of our principal involvement with VIEs and the accounting policies regarding determination of whether we are deemed to be the primary beneficiary of VIEs.

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

$ in millions	Aggregate assets	Aggregate liabilities
December 31, 2020
Private Equity Interests	$48	$4
LIHTC funds	165	68
Restricted Stock Trust Fund	21	21
Total	$234	$93

September 30, 2020
Private Equity Interests	$39	$4
LIHTC funds	168	76
Restricted Stock Trust Fund	14	14
Total	$221	$94

The following table presents information about the carrying value of the assets and liabilities of the VIEs which we consolidate and which are included on our Condensed Consolidated Statements of Financial Condition. Intercompany balances are eliminated in consolidation and not reflected in the following table.

$ in millions	December 31, 2020	September 30, 2020
Assets:
Cash and cash equivalents and assets segregated pursuant to regulations	$8	$9
Other investments	46	37
Other receivables	5	—
Other assets	158	164
Total assets	$217	$210
Liabilities:
Other payables	$69	$76
Total liabilities	$69	$76
Noncontrolling interests	$72	$62

VIEs where we hold a variable interest but are not the primary beneficiary

As discussed in Note 2 of our 2020 Form 10-K, we have concluded that for certain VIEs we are not the primary beneficiary and therefore do not consolidate these VIEs. Such VIEs include certain Private Equity Interests, certain LIHTC funds, and other limited partnerships. Our risk of loss for these VIEs is limited to our investments in, advances to, and/or receivables due from these VIEs.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Aggregate assets, liabilities and risk of loss

The aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary, are provided in the following table.

	December 31, 2020			September 30, 2020
$ in millions	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
Private Equity Interests	$7,255	$98	$73	$7,738	$96	$67
LIHTC funds	6,754	2,058	26	6,516	1,993	66
Other	305	169	7	227	136	6
Total	$14,314	$2,325	$106	$14,481	$2,225	$139

NOTE 11 – LEASES

As of December 31, 2020 and September 30, 2020, our lease commitments resulted in ROU assets of $350 million and $321 million, respectively, and lease liabilities of $372 million and $345 million, respectively, which were included in “Other assets” and “Other payables,” respectively, on our Condensed Consolidated Statements of Financial Condition. The weighted-average remaining lease term and discount-rate for our leases was 5.5 years and 3.80%, respectively, as of December 31, 2020. See Note 2 of our 2020 Form 10-K for a discussion of our accounting policies related to leases.

Lease expense

The following table details the components of lease expense, which is included in “Occupancy and equipment” expense on our Condensed Consolidated Statements of Income and Comprehensive Income. Lease expense is recognized on a straight-line basis over the lease term if the ROU asset has not been impaired or abandoned.

	Three months ended December 31,
$ in millions	2020	2019
Lease costs	$27	23
Variable lease costs	$6	8

Variable lease costs in the preceding table include payments for common area maintenance charges and other variable costs that are not reflected in the measurement of ROU assets and lease liabilities.

Lease liabilities

The maturities of lease liabilities as of December 31, 2020 are presented in the following table.

Fiscal year ended September 30,	$ in millions
Remainder of 2021	$74
2022	90
2023	72
2024	54
2025	40
Thereafter	86
Gross lease payments	416
Less: interest	(44)
Present value of lease liabilities	$372

Lease payments in the preceding table exclude $145 million of legally binding minimum lease payments for leases signed but not yet commenced. These leases are estimated to commence between fiscal year 2021 and 2022 with lease terms ranging from three years to 11 years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 12 – BANK DEPOSITS

Bank deposits include savings and money market accounts, certificates of deposit with RJ Bank, N.A., Negotiable Order of Withdrawal (“NOW”) accounts and demand deposits. The following table presents a summary of bank deposits, as well as the weighted-average interest rates on such deposits. The calculation of the weighted-average rates were based on the actual deposit balances and rates at each respective period end.

	December 31, 2020		September 30, 2020
$ in millions	Balance	Weighted-average rate	Balance	Weighted-average rate
Savings and money market accounts	$26,702	0.01%	$25,604	0.01%
Certificates of deposit	912	1.93%	1,017	1.94%
NOW accounts	158	1.90%	156	1.92%
Demand deposits (non-interest-bearing)	18	—	24	—
Total bank deposits	$27,790	0.08%	$26,801	0.09%

Total bank deposits in the preceding table exclude affiliate deposits of $185 million at both December 31, 2020 and September 30, 2020, all of which were held in a deposit account at RJ Bank, N.A. on behalf of RJF.

Savings and money market accounts in the preceding table consist primarily of deposits that are cash balances swept to RJ Bank, N.A. from the client investment accounts maintained at RJ&A. These balances are held in Federal Deposit Insurance Corporation (“FDIC”)-insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”). The aggregate amount of individual time deposit account balances that exceeded the FDIC insurance limit at December 31, 2020 was approximately $22 million.

The following table sets forth the scheduled maturities of certificates of deposit.

	December 31, 2020		September 30, 2020
$ in millions	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
Three months or less	$37	$22	$59	$76
Over three through six months	16	9	26	18
Over six through twelve months	17	103	19	26
Over one through two years	54	210	43	206
Over two through three years	69	171	67	170
Over three through four years	19	160	37	165
Over four through five years	7	18	7	98
Total certificates of deposit	$219	$693	$258	$759

Interest expense on deposits, excluding interest expense related to affiliate deposits, is summarized in the following table.

	Three months ended December 31,
$ in millions	2020	2019
Savings, money market, and NOW accounts	$1	$12
Certificates of deposit	5	4
Total interest expense on deposits	$6	$16

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 13 – INCOME TAXES

The income tax provision for interim periods is comprised of tax on ordinary income provided at the most recent estimated annual effective tax rate, adjusted for the tax effect of discrete items.  We estimate the annual effective tax rate quarterly based on the forecasted pre-tax results of our U.S. and non-U.S. operations. Items unrelated to current year ordinary income are recognized entirely in the period identified as a discrete item of tax.  These discrete items generally relate to changes in tax laws, adjustments to the actual liability determined upon filing tax returns, excess tax benefits related to share-based compensation and adjustments to previously recorded reserves for uncertain tax positions. For discussion of income tax accounting policies and other income tax related information, see Notes 2 and 16 of our 2020 Form 10-K.

Effective tax rate

Our effective income tax rate was 21.8% for the three months ended December 31, 2020, which was lower than the 22.2% effective tax rate for fiscal year 2020. The slight decrease in the effective income tax rate was primarily due to an increase in valuation gains associated with our company-owned life insurance policies which are not subject to tax.

Uncertain tax positions

We anticipate that the uncertain tax position liability balance will decrease by approximately $8 million over the next 12 months due to the expiration of the federal and various state statutes of limitations and the anticipated resolution of certain positions with the Internal Revenue Service (“IRS”).

NOTE 14 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Loan and underwriting commitments

In the normal course of business, we enter into commitments for debt and equity underwritings. As of December 31, 2020, we had one such open underwriting commitment, which was subsequently settled in an open market transaction and did not result in a significant loss.

We offer loans to prospective financial advisors for recruiting and retention purposes (see Notes 2 and 9 for further discussion of our loans to financial advisors). These offers are contingent upon certain events occurring, including the individuals joining us and meeting certain conditions outlined in their offer.

Commitments to extend credit and other credit-related financial instruments

RJ Bank has outstanding, at any time, a significant number of commitments to extend credit and other credit-related off-balance sheet financial instruments, such as standby letters of credit and loan purchases, which then extend over varying periods of time. These arrangements are subject to strict underwriting assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. Fixed-rate commitments are subject to market risk resulting from fluctuations in interest rates and our exposure is limited to the replacement value of those commitments.

The following table presents RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding.

$ in millions	December 31, 2020	September 30, 2020
Open-end consumer lines of credit (primarily SBL)	$13,120	$12,148
Commercial lines of credit	$1,560	$1,482
Unfunded loan commitments	$566	$532
Standby letters of credit	$31	$33

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Because many of our lending commitments expire without being funded in whole or in part, the contractual amounts are not estimates of our actual future credit exposure or future liquidity requirements. The allowance for credit losses calculated under CECL provides for potential losses related to the unfunded lending commitments. See Notes 2 and 8 for further discussion of this allowance for credit losses related to unfunded lending commitments.

RJ&A enters into margin lending arrangements which allow customers to borrow against the value of qualifying securities. Margin loans are collateralized by the securities held in the customer’s account at RJ&A. Collateral levels and established credit terms are monitored daily and we require customers to deposit additional collateral or reduce balances as necessary.

Investment commitments

We had unfunded commitments to various investments, including private equity investments and certain RJ Bank investments, of $34 million as of December 31, 2020.

Other commitments

Raymond James Tax Credit Funds, Inc. (“RJTCF”) sells investments in project partnerships to various LIHTC funds, which have third-party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells investments in project partnerships to LIHTC funds within 90 days of their acquisition. Until such investments are sold to LIHTC funds, RJTCF is responsible for funding investment commitments to such partnerships. As of December 31, 2020, RJTCF had committed approximately $120 million to project partnerships that had not yet been sold to LIHTC funds. Because we expect to sell these project partnerships to LIHTC funds and the equity funding events arise over future periods, the contractual commitments are not expected to materially impact our future liquidity requirements. RJTCF may also make short-term loans or advances to project partnerships and LIHTC funds.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency MBS. See Note 2 of our 2020 Form 10-K for further discussion of these activities.  At December 31, 2020, we had $318 million of principal amount of outstanding forward MBS purchase commitments, which were expected to be purchased within 90 days following commitment.  In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and the date of sale of the MBS, we enter into TBA security contracts with investors for generic MBS at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the MBS differs significantly from the term and notional amount of the TBA security contract to which we entered.  These TBA securities and related purchase commitments are accounted for at fair value. As of December 31, 2020, the fair value of the TBA securities and the estimated fair value of the purchase commitments were insignificant.

On December 17, 2020, we announced we had entered into a definitive agreement to acquire all of the outstanding shares of Financo. We expect the closing date of the transaction to occur in March or April of 2021. See Note 3 for additional information.

For information regarding our lease commitments, including the maturities of our lease liabilities, see Note 11.

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

We guarantee the debt of one of our private equity investments. The amount of such debt, including the undrawn portion of a revolving credit facility, was $13 million as of December 31, 2020. The debt, which matures in 2022, is secured by substantially all of the assets of the borrower.

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

There are certain matters for which we are unable to estimate the upper end of the range of reasonably possible loss. With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss as of December 31, 2020, we estimated the upper end of the range of reasonably possible aggregate loss to be approximately $180 million in excess of the aggregate accruals for such matters.  Refer to Note 2 of our 2020 Form 10-K for a discussion of our criteria for recognizing liabilities for contingencies.

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

$ in millions	Net investment hedges	Currency translations	Subtotal: net investment hedges and currency translations	Available- for-sale securities	Cash flow hedges	Total
Three months ended December 31, 2020
AOCI as of beginning of period	$115	$(140)	$(25)	$89	$(53)	$11
OCI:
OCI before reclassifications and taxes	(38)	45	7	(18)	3	(8)
Amounts reclassified from AOCI, before tax	—	2	2	(5)	4	1
Pre-tax net OCI	(38)	47	9	(23)	7	(7)
Income tax effect	9	—	9	6	(2)	13
OCI for the period, net of tax	(29)	47	18	(17)	5	6
AOCI as of end of period	$86	$(93)	$(7)	$72	$(48)	$17

Three months ended December 31, 2019
AOCI as of beginning of period	$110	$(135)	$(25)	$21	$(19)	$(23)
OCI:
OCI before reclassifications and taxes	(17)	22	5	(2)	14	17
Amounts reclassified from AOCI, before tax	—	—	—	—	—	—
Pre-tax net OCI	(17)	22	5	(2)	14	17
Income tax effect	4	—	4	1	(4)	1
OCI for the period, net of tax	(13)	22	9	(1)	10	18
AOCI as of end of period	$97	$(113)	$(16)	$20	$(9)	$(5)

Reclassifications from AOCI to net income, excluding taxes, for the three months ended December 31, 2020 were primarily recorded in “Other” revenue and “Interest expense” on the Condensed Consolidated Statements of Income and Comprehensive Income.

Our net investment hedges and cash flow hedges relate to our derivatives associated with RJ Bank’s business operations. See Note 2 of our 2020 Form 10-K and Note 6 for additional information on these derivatives.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 16 – REVENUES

The following tables present our sources of revenues by segment. For further information about our significant accounting policies related to revenue recognition, see Note 2 of our 2020 Form 10-K. See Note 21 of this Form 10-Q for additional information on our segment results.

	Three months ended December 31, 2020
$ in millions	Private Client Group	Capital Markets	Asset Management	RJ Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$885	$2	$188	$—	$(8)	$1,067
Brokerage revenues:
Securities commissions:
Mutual and other fund products	148	2	2	—	(1)	151
Insurance and annuity products	98	—	—	—	—	98
Equities, ETFs and fixed income products	95	37	—	—	—	132
Subtotal securities commissions	341	39	2	—	(1)	381
Principal transactions (1)	12	134	—	1	—	147
Total brokerage revenues	353	173	2	1	(1)	528
Account and services fees:
Mutual fund and annuity service fees	94	—	—	—	—	94
RJBDP fees	64	—	—	—	(43)	21
Client account and other fees	32	2	4	—	(8)	30
Total account and service fees	190	2	4	—	(51)	145
Investment banking:
Merger & acquisition and advisory	—	149	—	—	—	149
Equity underwriting	6	60	—	—	—	66
Debt underwriting	—	46	—	—	—	46
Total investment banking	6	255	—	—	—	261
Other:
Tax credit fund revenues	—	16	—	—	—	16
All other (1)	5	3	1	9	22	40
Total other	5	19	1	9	22	56
Total non-interest revenues	1,439	451	195	10	(38)	2,057
Interest income (1)	30	3	—	168	2	203
Total revenues	1,469	454	195	178	(36)	2,260
Interest expense	(2)	(2)	—	(11)	(23)	(38)
Net revenues	$1,467	$452	$195	$167	$(59)	$2,222

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

At December 31, 2020 and September 30, 2020, net receivables related to contracts with customers were $299 million and $342 million, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 17 – INTEREST INCOME AND INTEREST EXPENSE

The following table details the components of interest income and interest expense.

	Three months ended December 31,
$ in millions	2020	2019
Interest income:
Cash and cash equivalents	$4	$17
Assets segregated pursuant to regulations	3	11
Available-for-sale securities	23	18
Brokerage client receivables	18	27
Bank loans, net of unearned income and deferred expenses	145	206
All other	10	18
Total interest income	$203	$297
Interest expense:
Bank deposits	$6	$16
Brokerage client payables	1	3
Other borrowings	5	5
Senior notes payable	24	18
All other	2	9
Total interest expense	38	51
Net interest income	165	246
Bank loan (provision)/benefit for credit losses	(14)	2
Net interest income after bank loan (provision)/benefit for credit losses	$151	$248

Interest expense related to bank deposits in the preceding table excludes interest expense associated with affiliate deposits, which has been eliminated in consolidation.

NOTE 18 – SHARE-BASED COMPENSATION

We have one share-based compensation plan for our employees, Board of Directors and independent contractor financial advisors. Generally, we reissue our treasury shares under The Amended and Restated 2012 Stock Incentive Plan; however, we are also permitted to issue new shares. Annual share-based compensation awards are primarily issued during the fiscal first quarter of each year.  Our share-based compensation accounting policies are described in Note 2 of our 2020 Form 10-K.  Other information related to our share-based awards is presented in Note 21 of our 2020 Form 10-K.

During the three months ended December 31, 2020, we granted approximately 1.3 million RSUs to employees and outside members of our Board of Directors with a weighted-average grant-date fair value of $91.28. For the three months ended December 31, 2020, total compensation expense for RSUs granted to our employees and members of our Board of Directors was $41 million, compared with $40 million for the three months ended December 31, 2019.

As of December 31, 2020, there were $246 million of total pre-tax compensation costs not yet recognized (net of estimated forfeitures) related to RSUs granted to employees and members of our Board of Directors, including those granted during the three months ended December 31, 2020. These costs are expected to be recognized over a weighted-average period of 3.3 years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 19 – REGULATORY CAPITAL REQUIREMENTS

RJF, as a bank holding company and financial holding company, RJ Bank, N.A., Raymond James Trust, N.A. (“RJ Trust”) and our broker-dealer subsidiaries are subject to capital requirements by various regulatory authorities. Capital levels of each entity are monitored to ensure compliance with our various regulatory capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on our financial results.

As a bank holding company, RJF is subject to the risk-based capital requirements of the Fed. These risk-based capital requirements are expressed as capital ratios that compare measures of regulatory capital to risk-weighted assets, which incorporates quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under the applicable regulatory guidelines. RJF’s and RJ Bank, N.A.’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

RJF and RJ Bank, N.A. are required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 capital to average assets (as defined), and under rules defined under the Basel III capital framework, Common equity Tier 1 capital (“CET1”) to risk-weighted assets. RJF and RJ Bank, N.A. each calculate these ratios under the Basel III standardized approach in order to assess compliance with both regulatory requirements and their internal capital policies.  In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. As of December 31, 2020, both RJF’s and RJ Bank, N.A.’s capital levels exceeded the capital conservation buffer requirement and were each categorized as “well-capitalized.”

For further discussion of regulatory capital requirements applicable to certain of our businesses and subsidiaries, see Note 22 of our 2020 Form 10-K.

To meet requirements for capital adequacy purposes or to be categorized as “well-capitalized,” RJF must maintain minimum CET1, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJF as of December 31, 2020:
CET1	$6,538	23.4%	$1,255	4.5%	$1,813	6.5%
Tier 1 capital	$6,538	23.4%	$1,674	6.0%	$2,232	8.0%
Total capital	$6,860	24.6%	$2,232	8.0%	$2,790	10.0%
Tier 1 leverage	$6,538	12.9%	$2,028	4.0%	$2,535	5.0%

RJF as of September 30, 2020:
CET1	$6,490	24.2%	$1,208	4.5%	$1,744	6.5%
Tier 1 capital	$6,490	24.2%	$1,610	6.0%	$2,147	8.0%
Total capital	$6,804	25.4%	$2,147	8.0%	$2,684	10.0%
Tier 1 leverage	$6,490	14.2%	$1,824	4.0%	$2,280	5.0%

As of December 31, 2020 RJF’s Tier 1 and Total capital ratios declined compared to September 30, 2020, resulting from an increase in goodwill and intangible assets arising from the NWPS acquisition and an increase in risk-weighted assets, partially offset by an increase in equity due to positive earnings, net of dividends. The increase in risk-weighted assets was driven by increases in our loan portfolio and market risk-equivalent assets.

RJF’s Tier 1 leverage ratio at December 31, 2020 decreased compared to September 30, 2020 due to increased average assets, driven by higher assets segregated pursuant to regulations due to an increase in client cash in the Client Interest Program (“CIP”), as well as growth in available-for-sale securities and loans.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
To meet the requirements for capital adequacy or to be categorized as “well-capitalized,” RJ Bank, N.A. must maintain CET1, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJ Bank, N.A. as of December 31, 2020:
CET1	$2,340	13.1%	$803	4.5%	$1,160	6.5%
Tier 1 capital	$2,340	13.1%	$1,071	6.0%	$1,428	8.0%
Total capital	$2,565	14.4%	$1,428	8.0%	$1,784	10.0%
Tier 1 leverage	$2,340	7.5%	$1,251	4.0%	$1,563	5.0%

RJ Bank, N.A. as of September 30, 2020:
CET1	$2,279	13.0%	$788	4.5%	$1,138	6.5%
Tier 1 capital	$2,279	13.0%	$1,051	6.0%	$1,401	8.0%
Total capital	$2,500	14.3%	$1,401	8.0%	$1,751	10.0%
Tier 1 leverage	$2,279	7.7%	$1,183	4.0%	$1,479	5.0%

RJ Bank, N.A.’s Tier 1 capital and Total capital ratios at December 31, 2020 increased compared to September 30, 2020, due to positive earnings, partially offset by growth in loans and lending commitments and available-for-sale securities. RJ Bank, N.A.’s Tier 1 leverage ratio at December 31, 2020 decreased compared to September 30, 2020, due to increased average assets, driven by growth in available-for-sale securities and loans.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. The following table presents the net capital position of RJ&A.

$ in millions	December 31, 2020	September 30, 2020
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	59.9%	48.0%
Net capital	$1,498	$1,245
Less: required net capital	(50)	(52)
Excess net capital	$1,448	$1,193

As of December 31, 2020, Raymond James Financial Services, Inc. (“RJFS”), Raymond James Ltd. (“RJ Ltd.”), RJ Trust and all of our other active regulated domestic and international subsidiaries were in compliance with and exceeded all applicable capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 20 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share.

	Three months ended December 31,
in millions, except per share amounts	2020	2019
Income for basic earnings per common share:
Net income	$312	$268
Less allocation of earnings and dividends to participating securities	(1)	(1)
Net income attributable to RJF common shareholders	$311	$267
Income for diluted earnings per common share:
Net income	$312	$268
Less allocation of earnings and dividends to participating securities	(1)	(1)
Net income attributable to RJF common shareholders	$311	$267
Common shares:
Average common shares in basic computation	136.8	138.3
Dilutive effect of outstanding stock options and certain RSUs	2.9	3.2
Average common shares used in diluted computation	139.7	141.5
Earnings per common share:
Basic	$2.27	$1.93
Diluted	$2.23	$1.89
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	1.4	1.5

The allocation of earnings and dividends to participating securities in the preceding table represents dividends paid during the period to participating securities, consisting of certain RSUs, plus an allocation of undistributed earnings to such participating securities. Participating securities and related dividends paid on these participating securities were insignificant for the three months ended December 31, 2020 and 2019.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are detailed in the following table for each respective period.

	Three months ended December 31,
	2020	2019
Dividends per common share - declared	$0.39	$0.37
Dividends per common share - paid	$0.37	$0.34

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 21 – SEGMENT INFORMATION

We currently operate through the following five segments: PCG; Capital Markets; Asset Management; RJ Bank; and Other.

The segments are determined based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources. For a further discussion of our segments, see Note 24 of our 2020 Form 10-K.

The following table presents information concerning operations in these segments.

	Three months ended December 31,
$ in millions	2020	2019
Net revenues:
Private Client Group	$1,467	$1,414
Capital Markets	452	268
Asset Management	195	184
RJ Bank	167	216
Other	4	(8)
Intersegment eliminations	(63)	(65)
Total net revenues	$2,222	$2,009
Pre-tax income/(loss):
Private Client Group	$140	$153
Capital Markets	129	29
Asset Management	83	73
RJ Bank	71	135
Other	(24)	(31)
Total pre-tax income	$399	$359

No individual client accounted for more than ten percent of revenues in any of the periods presented.

The following table presents our net interest income on a segment basis.

	Three months ended December 31,
$ in millions	2020	2019
Net interest income/(expense):
Private Client Group	$28	$41
Capital Markets	1	2
Asset Management	—	1
RJ Bank	157	210
Other	(21)	(8)
Net interest income	$165	$246

The following table presents our total assets on a segment basis.

$ in millions	December 31, 2020	September 30, 2020
Total assets:
Private Client Group	$17,998	$12,574
Capital Markets	1,960	2,336
Asset Management	388	380
RJ Bank	31,352	30,356
Other	1,959	1,836
Total	$53,657	$47,482

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents goodwill, which was included in our total assets, on a segment basis.

$ in millions	December 31, 2020	September 30, 2020
Goodwill:
Private Client Group (1)	$417	$277
Capital Markets	120	120
Asset Management	69	69
Total	$606	$466

(1)    The balance includes a provisional estimate of $139 million of goodwill arising from our acquisition of NWPS during the three months ended December 31, 2020.

We have operations in the U.S., Canada and Europe. Substantially all long-lived assets are located in the U.S.  The following table presents our net revenues and pre-tax income classified by major geographic area in which they were earned.

	Three months ended December 31,
$ in millions	2020	2019
Net revenues:
U.S.	$2,079	$1,875
Canada	105	95
Europe	38	39
Total	$2,222	$2,009
Pre-tax income/(loss):
U.S.	$396	$352
Canada	1	8
Europe	2	(1)
Total	$399	$359

The following table presents our total assets by major geographic area in which they were held.

$ in millions	December 31, 2020	September 30, 2020
Total assets:
U.S.	$50,158	$44,090
Canada	3,380	3,260
Europe	119	132
Total	$53,657	$47,482

The following table presents goodwill, which was included in our total assets, classified by major geographic area in which it was held.

$ in millions	December 31, 2020	September 30, 2020
Goodwill:
U.S. (1)	$572	$433
Canada	25	24
Europe	9	9
Total	$606	$466

(1)    The balance includes a provisional estimate of $139 million of goodwill arising from our acquisition of NWPS during the three months ended December 31, 2020.

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

EXECUTIVE OVERVIEW

Three months ended December 31, 2020 compared with the three months ended December 31, 2019

Net revenues of $2.22 billion increased $213 million, or 11%. Pre-tax income of $399 million increased $40 million, or 11%, and our net income of $312 million increased $44 million, or 16%. Our earnings per diluted share were $2.23, reflecting an 18% increase. Our annualized return on equity (“ROE”) during the three months ended December 31, 2020 was 17.2%, compared with 16.0% for the prior-year quarter, and annualized return on tangible common equity (“ROTCE”) was 19.0% (1), compared with 17.5% (1) for the prior-year quarter. Client assets under administration increased to $1.02 trillion as of December 31, 2020.

The $213 million increase in net revenues compared with the prior-year quarter was primarily driven by higher asset management and related administrative fees, largely attributable to higher PCG assets in fee-based accounts, as well as strong investment banking and brokerage revenues, which also increased compared with the prior-year quarter. Revenues in the current year also included private equity valuation gains, compared with losses in the prior-year quarter, a portion of which was attributable to noncontrolling interests and was offset in other expenses. Offsetting these increases was the negative impact of lower short-term interest rates on our net interest income and RJBDP fees from third-party banks.

(1)    “ROTCE” is a non-GAAP financial measure. Please see the “Reconciliation of non-GAAP financial measures to GAAP financial measures” in this MD&A for a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Compensation, commissions and benefits expense increased $149 million, or 11%, mostly resulting from the increase in asset management and related administrative fees, brokerage revenues and investment banking revenues. Our compensation ratio, or the ratio of compensation, commissions and benefits expense to net revenues, increased slightly to 67.5%, compared with 67.2% for the prior-year quarter, primarily due to the negative impact of lower interest rates on revenues that are not directly compensable, such as net interest income and RJBDP fees from third-party banks.

Non-compensation expenses increased $24 million, or 8%, primarily due to a $16 million increase in the bank loan provision for credit losses, which was $14 million in the current quarter computed under the CECL methodology compared with a benefit of $2 million in the prior-year quarter computed under the incurred loss methodology. Other expenses increased, primarily due to the aforementioned private equity valuation gains attributable to noncontrolling interests. These increases were partially offset by a decline in business development expenses, primarily due to lower travel and event-related expenses as a result of the COVID-19 pandemic.

Our effective income tax rate was 21.8% for the three months ended December 31, 2020, a decrease compared with the 25.3% effective income tax rate for the prior-year quarter, primarily due to a number of discrete tax items impacting the prior-year quarter’s effective tax rate that did not recur in the current quarter.

The firm ended our fiscal first quarter of 2021 with capital ratios well in excess of regulatory requirements and substantial liquidity, with approximately $1.8 billion (1) of cash at the parent company. In December 2020, the Board of Directors increased the quarterly dividend by 5% to $0.39 per share and authorized share repurchases of up to $750 million, which replaced the previous authorization. Pursuant to this authorization, we repurchased approximately 108,000 shares of common stock during the three months ended December 31, 2020 for $10 million at an average price of approximately $92.80 per share. As of December 31, 2020, we had $740 million of availability remaining under the authorization. We expect to continue share repurchases in fiscal 2021 to offset share-based compensation dilution. We also plan to continue to be opportunistic in deploying our capital in future quarters, through a combination of organic growth, additional share repurchases and acquisitions, such as the NWPS acquisition we announced and completed during the quarter, as well as our announced acquisition of Financo, which is anticipated to close in March or April of 2021.

While our results for our fiscal first quarter of 2021 were strong and we remain well-positioned entering our fiscal second quarter, with strong capital ratios and over $1 trillion of client assets under administration, we expect to continue to face headwinds from a full year of lower short-term interest rates due to the impact of the 150 basis point reduction by the Federal Reserve of its benchmark short-term interest rate in March 2020, as we do not anticipate short-term interest rates will recover to the beginning of the fiscal year 2020 level during fiscal 2021. In addition, there is still a high degree of economic uncertainty resulting from the COVID-19 pandemic, as well as a new federal government administration. As a result, volatility of both brokerage revenues and investment banking revenues could continue, which may negatively impact our ability to sustain the current quarter revenue levels in future periods. While our results during the quarter were negatively impacted by provisions for credit losses related to our bank loan portfolio, further market deterioration could result in additional provisions in future quarters. The timing and amount of the business development expenses we will incur in future quarters will be heavily influenced by the status of the COVID-19 pandemic and related vaccine distribution.

A summary of our financial results by segment as compared to the prior-year quarter is as follows:

•PCG segment net revenues of $1.47 billion increased 4%, while pre-tax income of $140 million decreased 8%. The $53 million increase in net revenues was primarily attributable to an increase in asset management and related administrative fees due to higher assets in fee-based accounts at the beginning of the current-year quarter, partially offset by decreases in RJBDP fees from third-party banks and net interest income due to lower short-term interest rates. Non-interest expenses increased $66 million, or 5%, primarily resulting from an increase in compensation expenses largely due to the growth in compensable net revenues, primarily asset management and related administrative fees, partially offset by a decrease in business development expenses.

•Capital Markets net revenues of $452 million increased 69% and pre-tax income of $129 million increased 345%. The $184 million increase in net revenues was primarily due to an increase in investment banking revenues, particularly merger & acquisition revenues, as well as continued strength in fixed income brokerage revenues. Non-interest expenses increased $84 million, or 35%, due to higher compensation expenses, primarily attributable to the increase in revenues.

(1)    For additional information, please see the “Liquidity and capital resources - Sources of liquidity” section in this MD&A.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

•Asset Management segment net revenues of $195 million increased 6% and pre-tax income of $83 million increased 14%. The increase in net revenues was driven by higher assets in fee-based programs offered to PCG clients and market appreciation, partially offset by net outflows at Carillon Tower Advisers.

•RJ Bank net revenues of $167 million decreased 23% and pre-tax income of $71 million decreased 47%. The $49 million decrease in net revenues reflected the negative impact of lower short-term interest rates, which more than offset the growth in interest-earning assets. Non-interest expenses increased $15 million, or 19%, primarily due to a $16 million increase in the bank loan provision for credit losses.

•Our Other segment reflected a pre-tax loss that was $7 million less than the loss in the prior-year quarter, primarily due to the aforementioned private equity valuation gains, partially offset by lower interest income on corporate cash balances due to lower short-term interest rates, and increased interest expense due to the issuance of $500 million of senior notes in March 2020.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES TO GAAP FINANCIAL MEASURES

We utilize certain non-GAAP financial measures as additional measures to aid in, and enhance, the understanding of our financial results and related measures. These non-GAAP financial measures have been separately identified in this document. We believe that annualized ROTCE is meaningful to investors as this measure facilitates comparison of our results to the results of other companies. This non-GAAP financial measure should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP. In addition, this non-GAAP financial measure may not be comparable to similarly titled non-GAAP financial measures of other companies. The following table provides a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure for the periods indicated.

	Three months ended December 31,
$ in millions	2020	2019
Average equity	$7,239	$6,712
Less:
Average goodwill and identifiable intangible assets, net	717	610
Average deferred tax liabilities, net	(45)	(30)
Average tangible common equity	$6,567	$6,132

Return on equity	17.2%	16.0%
Return on tangible common equity	19.0%	17.5%

Average equity is computed by adding the total equity attributable to RJF as of the date indicated to the prior quarter-end total, and dividing by two, or in the case of average tangible common equity, computed by adding tangible common equity as of the date indicated to the prior quarter-end total, and dividing by two.

ROE is computed by dividing annualized net income for the period indicated by average equity for each respective period or, in the case of ROTCE, computed by dividing annualized net income by average tangible common equity for each respective period.

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

The following table presents our consolidated and segment net revenues and pre-tax income/(loss) for the periods indicated.

	Three months ended December 31,
$ in millions	2020	2019	% change
Total company
Net revenues	$2,222	$2,009	11%
Pre-tax income	$399	$359	11%

Private Client Group
Net revenues	$1,467	$1,414	4%
Pre-tax income	$140	$153	(8)%

Capital Markets
Net revenues	$452	$268	69%
Pre-tax income	$129	$29	345%

Asset Management
Net revenues	$195	$184	6%
Pre-tax income	$83	$73	14%

RJ Bank
Net revenues	$167	$216	(23)%
Pre-tax income	$71	$135	(47)%

Other
Net revenues	$4	$(8)	NM
Pre-tax loss	$(24)	$(31)	23%

Intersegment eliminations
Net revenues	$(63)	$(65)	NM

NET INTEREST ANALYSIS

The following table presents the high, low and end of period target federal funds rates for the periods presented.

	Target federal funds rate
Three months ended	Low	High	End of period
December 31, 2020	0.00%	0.25%	0% - 0.25%
December 31, 2019	1.50%	2.00%	1.50% - 1.75%

In response to macroeconomic concerns resulting from the COVID-19 pandemic, The Federal Reserve decreased its benchmark short-term interest rate in March 2020 to a range of 0-0.25%, a reduction of 150 basis points. These decreases, in addition to the interest rate cuts implemented in calendar 2019 (225 basis points in total), negatively impacted our net interest income, as well as the fees we earn from third-party banks on client cash balances swept to such banks as part of the RJBDP, which are also sensitive to changes in interest rates. The negative impact of the decline in short-term interest rates outweighed the growth in interest-earning assets and RJBDP balances swept to third-party banks compared with the prior-year quarter, and we expect a continuation of this trend for the remainder of fiscal 2021.

Given the relationship between our interest-sensitive assets and liabilities (primarily held in our PCG, RJ Bank and Other segments) and the nature of fees we earn from third-party banks on the RJBDP, decreases in short-term interest rates generally result in an overall decrease in our net earnings, although the magnitude of the impact to our net interest margin depends on the yields on interest-earning assets relative to the cost of interest-bearing liabilities, including deposit rates paid to clients on their

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

cash balances. Conversely, any increases in short-term interest rates and/or decreases in the deposit rates paid to clients generally have a positive impact on our earnings.

Refer to the discussion of the specific components of our net interest income within the “Management’s Discussion and Analysis - Results of Operations” of our PCG, RJ Bank, and Other segments. Also refer to “Management’s Discussion and Analysis - Results of Operations - Private Client Group - Clients’ domestic cash sweep balances” for further information on the RJBDP.

The following tables present our consolidated average interest-earning asset and interest-bearing liability balances, interest income and expense and the related rates.

Three months ended December 31, 2020 compared with the three months ended December 31, 2019

	Three months ended December 31,
	2020			2019
$ in millions	Average daily balance	Interest	Annualized average rate	Average daily balance	Interest	Annualized average rate
Interest-earning assets:
Cash and cash equivalents	$5,712	$4	0.25%	$3,855	$17	1.72%
Assets segregated pursuant to regulations	5,816	3	0.21%	2,331	11	1.89%
Available-for-sale securities	7,478	23	1.21%	3,089	18	2.30%
Brokerage client receivables	2,082	18	3.48%	2,438	27	4.48%
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	7,535	51	2.63%	8,061	86	4.16%
CRE loans	2,582	17	2.59%	2,538	27	4.14%
REIT loans	1,235	8	2.43%	1,323	13	3.88%
Tax-exempt loans	1,237	8	3.35%	1,225	8	3.36%
Residential mortgage loans	5,001	35	2.77%	4,641	37	3.19%
SBL and other	4,286	25	2.29%	3,337	34	3.97%
Loans held for sale	141	1	2.94%	161	1	4.06%
Total bank loans, net	22,017	145	2.62%	21,286	206	3.85%
All other interest-earning assets	2,288	10	2.00%	2,534	18	2.82%
Total interest-earning assets	$45,393	$203	1.78%	$35,533	$297	3.33%
Interest-bearing liabilities:
Bank deposits:
Savings, money market and NOW accounts	$26,637	$1	0.02%	$21,649	$12	0.21%
Certificates of deposit	952	5	1.93%	782	4	2.19%
Brokerage client payables	7,324	1	0.06%	3,197	3	0.47%
Other borrowings	866	5	2.19%	893	5	2.15%
Senior notes payable	2,045	24	4.70%	1,550	18	4.69%
All other interest-bearing liabilities	574	2	1.14%	1,135	9	2.17%
Total interest-bearing liabilities	$38,398	$38	0.39%	$29,206	$51	0.66%
Net interest income		$165			$246
Net interest margin (net yield on interest-earning assets)			1.45%			2.78%

Nonaccrual loans are included in the average loan balances in the preceding tables. Any payments received for corporate nonaccrual loans are applied entirely to principal. Interest income on residential mortgage nonaccrual loans is recognized on a cash basis.

The yield on tax-exempt loans in the preceding tables is presented on a taxable-equivalent basis utilizing the applicable federal statutory rates for each of the three months ended December 31, 2020 and 2019.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous period’s volume. Changes attributable to both volume and rate have been allocated proportionately.

	Three months ended December 31,
	2020 compared to 2019
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest income:
Interest-earning assets:
Cash and cash equivalents	$8	$(21)	$(13)
Assets segregated pursuant to regulations	17	(25)	(8)
Available-for-sale securities	25	(20)	5
Brokerage client receivables	(3)	(6)	(9)
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	(6)	(29)	(35)
CRE loans	—	(10)	(10)
REIT loans	(1)	(4)	(5)
Tax-exempt loans	2	(2)	—
Residential mortgage loans	3	(5)	(2)
SBL and other	9	(18)	(9)
Total bank loans, net	7	(68)	(61)
All other interest-earning assets	(2)	(6)	(8)
Total interest-earning assets	52	(146)	(94)
Interest expense:
Interest-bearing liabilities:
Bank deposits:
Savings, money market and NOW accounts	2	(13)	(11)
Certificates of deposit	1	—	1
Brokerage client payables	6	(8)	(2)
Senior notes payable	6	—	6
All other interest-bearing liabilities	(6)	(1)	(7)
Total interest-bearing liabilities	9	(22)	(13)
Change in net interest income	$43	$(124)	$(81)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

RESULTS OF OPERATIONS – PRIVATE CLIENT GROUP

For an overview of our PCG segment operations, as well as a description of the key factors impacting our PCG results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2020	2019	% change
Revenues:
Asset management and related administrative fees	$885	$782	13%
Brokerage revenues:
Mutual and other fund products	148	144	3%
Insurance and annuity products	98	101	(3)%
Equities, ETFs and fixed income products	107	102	5%
Total brokerage revenues	353	347	2%
Account and service fees:
Mutual fund and annuity service fees	94	90	4%
RJBDP fees:
Third-party banks	21	58	(64)%
RJ Bank	43	47	(9)%
Client account and other fees	32	29	10%
Total account and service fees	190	224	(15)%
Investment banking	6	11	(45)%
Interest income	30	49	(39)%
All other	5	9	(44)%
Total revenues	1,469	1,422	3%
Interest expense	(2)	(8)	(75)%
Net revenues	1,467	1,414	4%
Non-interest expenses:
Financial advisor compensation and benefits	931	857	9%
Administrative compensation and benefits	249	247	1%
Total compensation, commissions and benefits	1,180	1,104	7%
Non-compensation expenses:
Communications and information processing	62	59	5%
Occupancy and equipment	43	44	(2)%
Business development	16	27	(41)%
Professional fees	13	8	63%
All other	13	19	(32)%
Total non-compensation expenses	147	157	(6)%
Total non-interest expenses	1,327	1,261	5%
Pre-tax income	$140	$153	(8)%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Selected key metrics

PCG client asset balances

	As of
$ in billions	December 31, 2020	September 30, 2020	December 31, 2019	September 30, 2019
Assets under administration (“AUA”)	$974.2	$883.3	$855.2	$798.4
Assets in fee-based accounts (1)	$532.7	$475.3	$444.2	$409.1
Percent of AUA in fee-based accounts	54.7%	53.8%	51.9%	51.2%
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

The vast majority of the revenues we earn from fee-based accounts are recorded in “Asset management and related administrative fees” on our Condensed Consolidated Statements of Income and Comprehensive Income. Fees received from such accounts are based on the value of client assets in fee-based accounts and vary based on the specific account types in which the client invests and the level of assets in the client relationship. As fees for substantially all of such accounts are billed based on balances as of the beginning of the quarter, revenues from fee-based accounts may not be immediately affected by changes in asset values, but rather the impacts are seen in the following quarter.

PCG assets under administration increased during the three months ended December 31, 2020 primarily due to equity market appreciation, as well as net inflows of client assets. In addition, PCG assets in fee-based accounts continued to increase as a percentage of overall PCG assets under administration due to clients’ increased preference for fee-based alternatives versus transaction-based accounts. As a result of the shift to fee-based accounts over the past several years, a larger portion of our PCG revenues are more directly impacted by market movements.

Financial advisors

	December 31, 2020	September 30, 2020	December 31, 2019	September 30, 2019
Employees	3,387	3,404	3,331	3,301
Independent contractors	4,846	4,835	4,729	4,710
Total advisors	8,233	8,239	8,060	8,011

The number of financial advisors decreased slightly from September 30, 2020 as new recruits and trainees that were moved into production were outpaced by the number of financial advisors who left the firm, including planned retirements which are generally higher during the December quarter than in other quarters. In addition, a number of advisors who were previously affiliated with the firm as independent contractors or employees, transferred their affiliation to our RIA & Custody Services (“RCS”) Division. Advisors in RCS are not included in our financial advisor count, although their assets are still included in client assets under administration. While the recruiting pipeline remains active, the recruiting environment has become increasingly competitive, particularly in the employee advisor affiliation option.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Clients’ domestic cash sweep balances

	As of
$ in millions	December 31, 2020	September 30, 2020	December 31, 2019	September 30, 2019
RJBDP
RJ Bank	$26,697	$25,599	$21,891	$21,649
Third-party banks	26,142	25,998	15,061	14,043
Subtotal RJBDP	52,839	51,597	36,952	35,692
CIP	8,769	3,999	2,528	2,022
Total clients’ domestic cash sweep balances	$61,608	$55,596	$39,480	$37,714

	Three months ended December 31,
	2020	2019
Average yield on RJBDP - third-party banks	0.31%	1.64%
A significant portion of our clients’ cash is included in the RJBDP, a multi-bank sweep program in which clients’ cash deposits in their accounts are swept into interest-bearing deposit accounts at RJ Bank and various third-party banks. We earn servicing fees for the administrative services we provide related to our clients’ deposits that are swept to such banks as part of the RJBDP. The amounts from third-party banks are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates and the interest paid to clients by the third-party banks on balances in the RJBDP. The “Average yield on RJBDP - third party banks” in the preceding table is computed by dividing annualized RJBDP fees from third-party banks, which are net of the interest expense paid to clients by the third-party banks, by the average daily RJBDP balance at third-party banks. The PCG segment also earns RJBDP servicing fees from the RJ Bank segment, which are based on the number of accounts that are swept to RJ Bank. The fees from RJ Bank are eliminated in consolidation. PCG segment results are impacted by changes in the allocation of client cash balances in RJBDP between RJ Bank and third-party banks, and by changes in the allocation of cash balances between RJBDP and CIP.

Client cash balances remained elevated as of December 31, 2020 as a result of market uncertainty caused primarily by the COVID-19 pandemic and uncertainty of the nature and timing of policy changes by the new federal government administration.

Three months ended December 31, 2020 compared with the three months ended December 31, 2019

Net revenues of $1.47 billion increased $53 million, or 4%, while pre-tax income of $140 million decreased $13 million, or 8%, largely due to the impact of lower short-term interest rates.

Asset management and related administrative fees increased $103 million, or 13%, primarily due to higher assets in fee-based accounts at the beginning of the quarter. As assets in these accounts are billed primarily on balances as of the beginning of the quarter, the 12% increase in fee-based assets during the quarter will positively impact asset management fees in our fiscal second quarter of 2021.

Brokerage revenues increased $6 million, or 2%. Account and service fees decreased $34 million, or 15%, primarily due to a decline in RJBDP fees from third-party banks as a result of lower short-term interest rates, which more than offset the impact of the significant increase in client cash balances swept to such banks.

Net interest income decreased $13 million, or 32%, primarily driven by a decline in short-term interest rates, reducing the interest income earned on assets segregated pursuant to regulations and client margin loans. Partially offsetting the decrease in interest income, interest expense also decreased, primarily due to the impact of lower deposit rates paid on client cash balances.

Compensation-related expenses increased $76 million, or 7%, primarily due to higher compensable net revenues. Compensation-related expenses increased more than net revenues as RJBDP fees from third-party banks and net interest income, which have no associated direct compensation expense, significantly declined.

Non-compensation expenses decreased $10 million, or 6%, primarily due to decreases in travel and event-related expenses as a result of the COVID-19 pandemic.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

RESULTS OF OPERATIONS – CAPITAL MARKETS

For an overview of our Capital Markets segment operations, as well as a description of the key factors impacting our Capital Markets results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2020	2019	% change
Revenues:
Brokerage revenues:
Fixed income	$131	$81	62%
Equity	42	34	24%
Total brokerage revenues	173	115	50%
Investment banking:
Merger & acquisition and advisory	149	60	148%
Equity underwriting	60	39	54%
Debt underwriting	46	31	48%
Total investment banking	255	130	96%
Interest income	3	8	(63)%
Tax credit fund revenues	16	18	(11)%
All other	7	3	133%
Total revenues	454	274	66%
Interest expense	(2)	(6)	(67)%
Net revenues	452	268	69%
Non-interest expenses:
Compensation, commissions and benefits	252	166	52%
Non-compensation expenses:
Communications and information processing	19	19	—
Occupancy and equipment	9	9	—
Business development	9	16	(44)%
Professional fees	13	10	30%
All other	21	19	11%
Total non-compensation expenses	71	73	(3)%
Total non-interest expenses	323	239	35%
Pre-tax income	$129	$29	345%

Three months ended December 31, 2020 compared with the three months ended December 31, 2019

Net revenues of $452 million increased $184 million, or 69%, and pre-tax income of $129 million increased $100 million, or 345%.

Brokerage revenues increased $58 million, or 50%, due to a significant increase in fixed income brokerage revenues and, to a lesser extent, equity brokerage revenues. The increase in fixed income brokerage revenues was primarily due to continued high levels of client activity during the current quarter, particularly with depository clients. Based on the current level of interest rates and economic conditions, we expect fixed income brokerage revenues to remain strong in the near-term.

Investment banking revenues increased $125 million, or 96%, due to a significant increase in merger & acquisition revenues, as well as continued strength in equity and debt underwriting. The significant increase in merger & acquisition revenues reflected an increase in the number of transactions, as well as larger individual transactions. Equity underwriting revenues also increased significantly, primarily due to an increase in market activity. The increase in debt underwriting primarily reflected higher revenues from asset-backed and corporate underwritings. While our investment banking pipelines are strong, future activity may be negatively impacted by economic uncertainty or factors resulting from the ongoing COVID-19 pandemic.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Compensation-related expenses increased $86 million, or 52%, primarily due to the increase in revenues. Non-compensation expenses decreased $2 million, or 3%, primarily due to lower travel-related expenses as a result of the COVID-19 pandemic, partially offset by higher investment banking transaction expenses due to increased activity.

During the quarter, we completed the sale of our interests in certain entities that operated predominantly in France, which did not have a significant impact on our fiscal first quarter of 2021 results as an estimate of the loss on the sale was included in our fiscal fourth quarter of 2020 results.

RESULTS OF OPERATIONS – ASSET MANAGEMENT

For an overview of our Asset Management segment operations as well as a description of the key factors impacting our Asset Management results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2020	2019	% change
Revenues:
Asset management and related administrative fees:
Managed programs	$129	$125	3%
Administration and other	59	51	16%
Total asset management and related administrative fees	188	176	7%
Account and service fees	4	5	(20)%
All other	3	3	—
Net revenues	195	184	6%
Non-interest expenses:
Compensation, commissions and benefits	45	45	—
Non-compensation expenses:
Communications and information processing	11	11	—
Investment sub-advisory fees	28	25	12%
All other	28	30	(7)%
Total non-compensation expenses	67	66	2%
Total non-interest expenses	112	111	1%
Pre-tax income	$83	$73	14%

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Financial assets under management

$ in billions	December 31, 2020	September 30, 2020	December 31, 2019	September 30, 2019
AMS (1)	$113.9	$102.2	$98.7	$91.8
Carillon Tower Advisers	64.9	59.5	60.6	58.5
Subtotal financial assets under management	178.8	161.7	159.3	150.3
Less: Assets managed for affiliated entities	(9.2)	(8.6)	(7.6)	(7.2)
Total financial assets under management	$169.6	$153.1	$151.7	$143.1

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

Activity (including activity in assets managed for affiliated entities)

	Three months ended December 31,
$ in billions	2020	2019
Financial assets under management at beginning of period	$161.7	$150.3
Carillon Tower Advisers - net outflows	(0.3)	(0.4)
AMS - net inflows	1.7	2.1
Net market appreciation in asset values	15.7	7.3
Financial assets under management at end of period	$178.8	$159.3

Carillon Tower Advisers

Assets managed by Carillon Tower Advisers include assets managed by its subsidiaries and affiliates: Eagle Asset Management, the Scout Group, ClariVest Asset Management and Cougar Global Investments. The following table presents Carillon Tower Advisers’ AUM by objective, excluding assets for which it does not exercise discretion, as well as the approximate average client fee rate earned on such assets for the period presented.

$ in billions	December 31, 2020	Average fee rate for the three months ended December 31, 2020
Equity	$29.3	0.54%
Fixed income	30.1	0.18%
Balanced	5.5	0.37%
Total financial assets under management	$64.9	0.36%

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

$ in billions	December 31, 2020	September 30, 2020	December 31, 2019	September 30, 2019
Total assets	$313.5	$280.6	$251.3	$229.7

RJ Trust

The following table includes assets held in asset-based programs in RJ Trust (including those managed for affiliated entities).

$ in billions	December 31, 2020	September 30, 2020	December 31, 2019	September 30, 2019
Total assets	$7.6	$7.1	$7.2	$6.6

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Three months ended December 31, 2020 compared with the three months ended December 31, 2019

Net revenues of $195 million increased $11 million, or 6%, and pre-tax income of $83 million increased $10 million, or 14%.

Asset management and related administrative fees increased $12 million, or 7%, driven by higher assets in non-discretionary asset-based programs, as well as higher financial assets under management. The increase in financial assets under management during the quarter reflected equity market appreciation and net inflows at AMS, partially offset by net outflows at Carillon Tower Advisers, which continues to be negatively impacted by the industry shift from actively managed investment strategies to passive investment strategies. If this trend continues, our AUM and asset management fees would continue to be negatively affected.

Compensation expenses were unchanged compared with the prior-year quarter and non-compensation expenses increased $1 million, or 2%.

RESULTS OF OPERATIONS – RJ BANK

For an overview of our RJ Bank segment operations, as well as a description of the key factors impacting our RJ Bank results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2020	2019	% change
Revenues:
Interest income	$168	$231	(27)%
Interest expense	(11)	(21)	(48)%
Net interest income	157	210	(25)%
All other	10	6	67%
Net revenues	167	216	(23)%
Non-interest expenses:
Compensation and benefits	12	12	—
Non-compensation expenses:
Bank loan provision/(benefit) for credit losses	14	(2)	NM
RJBDP fees to PCG	43	47	(9)%
All other	27	24	13%
Total non-compensation expenses	84	69	22%
Total non-interest expenses	96	81	19%
Pre-tax income	$71	$135	(47)%

Three months ended December 31, 2020 compared with the three months ended December 31, 2019

Net revenues of $167 million decreased $49 million, or 23%, and pre-tax income of $71 million decreased $64 million, or 47%.

Net interest income decreased $53 million, or 25%, as the negative impact from lower short-term interest rates more than offset the impact of higher average interest-earning assets. The increase in average interest-earning assets was primarily driven by significant growth in the available-for-sale securities portfolio, as well as increases in average loans and average cash balances. The net interest margin decreased to 2.02% from 3.23% for the prior-year quarter, primarily due to the significant decline in short-term interest rates, as well as a higher concentration of agency-backed available-for-sale securities, which have a lower yield than loans, on average. Based on current rates, as well as the elevated prepayment speeds of higher-yielding securities and mortgages, we expect our net interest margin to further decline by 5 to 10 basis points throughout the remainder of our current fiscal year.

The bank loan provision for credit losses was $14 million, which was calculated under the CECL model, compared with a $2 million benefit in the prior-year quarter, which was calculated under the incurred loss model. The current quarter provision was largely attributable to changes in inputs to our CECL model since our October 1, 2020 adoption date, including forecasted declines in commercial real estate values, partially offset by improvements in other forecasted macroeconomic inputs, including unemployment and gross domestic product, as well as a reduction in criticized loans.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

RESULTS OF OPERATIONS – OTHER

This segment includes our private equity investments, interest income on certain corporate cash balances, and certain corporate overhead costs of RJF that are not allocated to other segments, including the interest costs on our public debt. For an overview of our Other segment operations, refer to the information presented in “Item 1 - Business” of our 2020 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2020	2019	% change
Revenues:
Interest income	$3	$12	(75)%
Gains/(losses) on private equity investments	24	(2)	NM
All other	1	2	(50)%
Total revenues	28	12	133%
Interest expense	(24)	(20)	20%
Net revenues	4	(8)	NM
Non-interest expenses:
Compensation and all other	26	23	13%
Acquisition-related expenses	2	—	NM
Total non-interest expenses	28	23	22%
Pre-tax loss	$(24)	$(31)	23%

Three months ended December 31, 2020 compared with the three months ended December 31, 2019

The pre-tax loss of $24 million was $7 million less than the loss in the prior-year quarter.

Net revenues increased $12 million as the current quarter included positive net revenues of $4 million compared with negative net revenues of $8 million in the prior-year quarter. The current quarter included $24 million of private equity valuation gains, of which $10 million were attributable to noncontrolling interests, which are offset within other expenses. These valuation gains were primarily the result of an improved outlook on certain of our investments resulting from improved market conditions since the onset of the COVID-19 pandemic. Interest income earned on corporate cash balances decreased compared with the prior-year quarter due to lower short-term interest rates, partially offset by the impact of higher average balances, and interest expense increased as a result of the issuance of $500 million of senior notes in March 2020.

Non-interest expenses increased $5 million, or 22%, primarily due to the aforementioned $10 million related to noncontrolling interests and $2 million of acquisition-related expenses in the current quarter arising from our acquisition of NWPS and our announced acquisition of Financo, partially offset by a reduction in compensation expense.

CERTAIN STATISTICAL DISCLOSURES BY BANK HOLDING COMPANIES

We are required to provide certain statistical disclosures as a bank holding company under the SEC’s Industry Guide 3.  The following table provides certain of those disclosures.

	Three months ended December 31,
	2020	2019
Return on assets	2.5%	2.7%
Return on equity	17.2%	16.0%
Average equity to average assets	14.3%	17.0%
Dividend payout ratio	17.5%	19.6%

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Average equity to average assets is computed by dividing average equity by average assets, as calculated in accordance with the previous explanations.

Dividend payout ratio is computed by dividing dividends declared per common share during the period by earnings per diluted common share for the period.

Refer to the “Net interest analysis” and “Risk management - Credit risk” sections of this MD&A and to the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for the other required disclosures.

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

Cash and cash equivalents was relatively unchanged at $5.38 billion as of December 31, 2020. During the quarter, we had a significant increase in client cash balances, which increased both our brokerage client payables and our bank deposits. This cash was largely used to purchase U.S. Treasuries that were segregated pursuant to regulations as of December 31, 2020 or held to meet future customer reserve requirements in our broker-dealer activities, or were invested in available-for-sale securities and bank loans as part of our banking activities. In addition, cash provided by our operations, including positive net income and a decrease in certain receivable balances, was offset by annual bonus payments during the quarter, as well as cash used for the NWPS acquisition.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and available from committed and uncommitted financing facilities, provide adequate funds for continuing operations at current levels of activity.

Sources of liquidity

Nearly $1.8 billion of our total December 31, 2020 cash and cash equivalents included cash on hand at the parent, as well as parent cash loaned to RJ&A. The following table presents our holdings of cash and cash equivalents.

$ in millions	December 31, 2020
RJF	$480
RJ&A	2,741
RJ Bank, N.A.	968
RJ Ltd.	764
RJFS	113
Carillon Tower Advisers	78
Other subsidiaries	233
Total cash and cash equivalents	$5,377

RJF maintained depository accounts at RJ Bank, N.A. with a balance of $185 million as of December 31, 2020. The portion of this total that was available on demand without restrictions, which amounted to $108 million as of December 31, 2020, is reflected in the RJF total (and is excluded from the RJ Bank, N.A. cash balance in the preceding table).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

RJF had loaned $1.32 billion to RJ&A as of December 31, 2020 (such amount is included in the RJ&A cash balance in the preceding table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

A large portion of the RJ Ltd. cash and cash equivalents balance as of December 31, 2020 was held to meet regulatory requirements and was not available for use by the parent.

In addition to the cash balances described, we have various other potential sources of cash available to the parent from subsidiaries, as described in the following section.

Liquidity available from subsidiaries

Liquidity is principally available to RJF, the parent company, from RJ&A and RJ Bank, N.A.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934. As a member firm of FINRA, RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client transactions. In addition, covenants in RJ&A’s committed financing facilities require its net capital to be a minimum of 10% of aggregate debit items.  At December 31, 2020, RJ&A exceeded the minimum regulatory requirements, the covenants in its financing arrangements pertaining to net capital, as well as its internally-targeted net capital tolerances.  FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements.

RJ&A, as a nonbank custodian of Individual Retirement Accounts (“IRAs”), must also satisfy certain IRS regulations in order to accept new IRAs and qualified plans and retain the accounts for which it serves as nonbank custodian. With growth in the value of client assets in such accounts, the capital of RJ&A may need to grow to continue to satisfy this requirement. As a result, RJ&A may limit dividends it would otherwise remit to RJF. We evaluate regulatory requirements, loan covenants and certain internal tolerances when determining the amount of liquidity available to RJF from RJ&A.

RJ Bank, N.A. may pay dividends to RJF without prior approval of its regulator as long as the dividend does not exceed the sum of RJ Bank, N.A.’s current calendar year and the previous two calendar years’ retained net income, and RJ Bank, N.A. maintains its targeted regulatory capital ratios. Dividends from RJ Bank, N.A. may be limited to the extent that capital is needed to support its balance sheet growth.

Although we have liquidity available to us from our other subsidiaries, the available amounts are not as significant as those previously described and, in certain instances, may be subject to regulatory requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Borrowings and financing arrangements

Committed financing arrangements

Our ability to borrow is dependent upon compliance with the conditions in our various loan agreements and, in the case of secured borrowings, collateral eligibility requirements. Our committed financing arrangements consist of a tri-party repurchase agreement (i.e., securities sold under agreements to repurchase) and, in the case of the $500 million revolving credit facility agreement (the “Credit Facility”), an unsecured line of credit. The required market value of the collateral associated with the tri-party repurchase agreement ranges from 105% to 125% of the amount financed.

The following table presents our committed financing arrangements with third-party lenders, which we generally utilize to finance a portion of our fixed income trading instruments, and the outstanding balances related thereto.

	December 31, 2020
$ in millions	RJ&A	RJF	Total	Total number of arrangements
Financing arrangement:
Committed secured	$100	$—	$100	1
Committed unsecured (1)	200	300	500	1
Total committed financing arrangements	$300	$300	$600	2

Outstanding borrowing amount:
Committed secured	$—	$—	$—
Committed unsecured	—	—	—
Total outstanding borrowing amount	$—	$—	$—

(1)The Credit Facility provides for maximum borrowings of up to $500 million, with a sublimit of $300 million for RJF. RJ&A may borrow up to $500 million under the Credit Facility, depending on the amount of outstanding borrowings by RJF. For additional details on our committed unsecured financing arrangement, see our discussion of the Credit Facility in Note 14 of the Notes to Consolidated Financial Statements of our 2020 Form 10-K.

Uncommitted financing arrangements

Our uncommitted financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit. Our arrangements with third-party lenders are generally utilized to finance a portion of our fixed income securities or for cash management purposes. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed and are generally collateralized by non-customer, RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements. As of December 31, 2020, we had outstanding borrowings under three uncommitted secured borrowing arrangements out of a total of 11 uncommitted financing arrangements (seven uncommitted secured and four uncommitted unsecured). However, lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

The following table presents our borrowings on uncommitted financing arrangements, all of which were in the form of repurchase agreements in RJ&A and were included in “Collateralized financings” on our Condensed Consolidated Statements of Financial Condition.

$ in millions	December 31, 2020
Outstanding borrowing amount:
Uncommitted secured	$233
Uncommitted unsecured	—
Total outstanding borrowing amount	$233

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The average daily balance outstanding during the five most recent quarters, the maximum month-end balance outstanding during the quarter and the period-end balances for repurchase agreements and reverse repurchase agreements are detailed in the following table.

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in millions)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
December 31, 2020	$211	$236	$233	$204	$259	$162
September 30, 2020	$140	$165	$165	$199	$260	$207
June 30, 2020	$222	$278	$228	$168	$193	$193
March 31, 2020	$218	$238	$215	$283	$388	$130
December 31, 2019	$184	$200	$200	$355	$351	$326

Other borrowings and collateralized financings

RJ Bank had $850 million in FHLB borrowings outstanding at December 31, 2020, comprised of floating-rate advances, all of which were secured by a blanket lien on RJ Bank’s residential mortgage loan portfolio (see Note 14 of the Notes to Consolidated Financial Statements of our 2020 Form 10-K for additional information regarding these borrowings). RJ Bank had an additional $3.04 billion in immediate credit available from the FHLB as of December 31, 2020 and, with the pledge of additional eligible collateral to the FHLB, total available credit of 30% of total assets.

RJ Bank is eligible to participate in the Federal Reserve’s discount window program; however, we do not view borrowings from the Federal Reserve as a primary source of funding.  The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Federal Reserve, and is secured by pledged C&I loans.

We act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one broker-dealer and then lend them to another.  Where permitted, we have also loaned, to broker-dealers and other financial institutions, securities owned by clients or the firm.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balance of $64 million as of December 31, 2020 related to the securities loaned included in “Collateralized financings” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q. See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more information on our collateralized agreements and financings.

At December 31, 2020, in addition to the financing arrangements previously described, we had $12 million outstanding on a mortgage loan for our St. Petersburg, Florida home-office complex that is included in “Other borrowings” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q.

Senior notes payable

At December 31, 2020, we had aggregate outstanding senior notes payable of $2.05 billion. Our senior notes payable, exclusive of any unaccreted premiums or discounts and debt issuance costs, was comprised of $250 million par 5.625% senior notes due 2024, $500 million par 3.625% senior notes due 2026, $500 million par 4.65% senior notes due 2030, and $800 million par 4.95% senior notes due 2046. See Note 15 of the Notes to Consolidated Financial Statements of our 2020 Form 10-K for additional information.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

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

Other sources and uses of liquidity

We have company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Certain of our non-qualified deferred compensation plans and other employee benefit plans are employee-directed while others are company-directed. Certain policies which we could readily borrow against had a cash surrender value of $750 million as of December 31, 2020, comprised of $460 million related to employee-directed plans and $290 million related to company-directed plans, and we were able to borrow up to 90%, or $675 million, of the December 31, 2020 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to the employee-directed plans. There were no borrowings outstanding against any of these policies as of December 31, 2020.

On May 18, 2018, we filed a “universal” shelf registration statement with the SEC pursuant to which we can issue debt, equity and other capital instruments if and when necessary or perceived by us to be opportune. Subject to certain conditions, this registration statement will be effective through May 18, 2021.

On December 17, 2020, we announced we had entered into a definitive agreement to acquire all of the outstanding shares of Financo. We expect the closing date of the transaction to occur in March or April of 2021. We currently have the ability to utilize our cash on-hand to fund the purchase. See Note 3 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

See the Contractual obligations section of this MD&A for information regarding our contractual obligations.

STATEMENT OF FINANCIAL CONDITION ANALYSIS

The assets on our Condensed Consolidated Statements of Financial Condition consisted primarily of cash and cash equivalents, assets segregated pursuant to regulations (segregated for the benefit of clients), receivables including bank loans, financial instruments held either for trading purposes or as investments, and other assets.  A significant portion of our assets are liquid in nature, providing us with flexibility in financing our business.

Total assets of $53.66 billion as of December 31, 2020 were $6.18 billion, or 13%, greater than our total assets as of September 30, 2020. The increase in assets was primarily due to a $4.52 billion increase in assets segregated pursuant to regulations, due to a significant increase in client cash balances. Bank loans, net increased by $762 million due to an increase in SBL and CRE loans. In addition, Other investments increased $529 million, primarily due to the purchase of U.S. Treasuries to meet future customer reserve requirements, and available-for-sale securities increased $350 million. Goodwill and identifiable intangible assets, net increased $234 million due to the acquisition of NWPS during the quarter.

As of December 31, 2020, our total liabilities of $46.22 billion were $5.91 billion, or 15%, greater than our total liabilities as of September 30, 2020. The increase in total liabilities was primarily related to the significant increase in client cash balances as of December 31, 2020, including a $5.13 billion increase in brokerage client payables, primarily due to an increase in client cash held in our CIP, and a $989 million increase in bank deposits, reflecting higher RJBDP balances held at RJ Bank, N.A. Offsetting these increases was a decrease in accrued compensation, commissions and benefits of $249 million, primarily due to the payment of accrued bonuses during the three months ended December 31, 2020.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

CONTRACTUAL OBLIGATIONS

There were no significant changes to the contractual obligations presented in our 2020 Form 10-K, other than in the ordinary course of business, as of December 31, 2020. See Note 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding our commitments as of December 31, 2020.

REGULATORY

Refer to the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in “Item 1 - Business - Regulation” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory” of our 2020 Form 10-K.

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of December 31, 2020, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF and RJ Bank, N.A. were categorized as “well-capitalized” as of December 31, 2020. The maintenance of certain risk-based and other regulatory capital levels could influence various capital allocation decisions impacting one or more of our businesses.  However, due to the current capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities. See Note 19 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information on regulatory capital requirements.

Legislative and regulatory changes in connection with the COVID-19 pandemic

In addition to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act enacted in March 2020, the U.S. government enacted the Consolidated Appropriations Act, 2021 in December 2020. The new stimulus bill provides additional emergency COVID-19 relief, as well as extends certain provisions of the CARES Act. Under the CARES Act, financial institutions were permitted to temporarily suspend any determination of a loan modification as a result of the effects of COVID-19 as being a TDR, including impairment for accounting purposes. The Consolidated Appropriations Act, 2021 extends such relief until the earlier of: (1) 60 days after the date on which the national emergency concerning COVID-19 terminates; or (2) January 1, 2022. We elected to apply the extension for relief under the Consolidated Appropriations Act, 2021 to certain loan modifications that primarily relate to short-term payment deferral and have not classified such modifications as TDRs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” for further information on the impact of such loans.

RJ Bank, N.A.

On February 2, 2021, RJ Bank, N.A. filed an application with the Florida Office of Financial Regulation (“OFR”) to convert from a national bank primarily supervised by the Office of the Comptroller of the Currency (the “OCC”) to a Florida-chartered state bank. RJ Bank, N.A. will also apply to the Federal Reserve Bank of Atlanta to retain its membership in the Federal Reserve System. If approved as a state member bank, RJ Bank, N.A. would cease to be supervised by the OCC and instead become jointly supervised by the OFR and the Fed. As a state member bank, RJ Bank, N.A. will also continue to be supervised by the FDIC and the Consumer Financial Protection Bureau. As a state member bank, we do not anticipate that there will be any material changes to RJ Bank, N.A.’s existing business or operations.

CRITICAL ACCOUNTING ESTIMATES

The condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during any reporting period in our condensed consolidated financial statements. Management has established detailed policies and control procedures intended to ensure the appropriateness of such estimates and assumptions and their consistent application from period to period. For a description of our significant accounting policies, see Note 2 of the Notes to Consolidated Financial Statements of our 2020 Form 10-K and Note 2 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements. Therefore, understanding these critical accounting estimates is important in understanding our reported results of operations and financial position. We believe that of our accounting estimates and assumptions, those described in the following sections involve a high degree of judgment and complexity. Market disruptions as a result of the COVID-19 pandemic have made it more challenging for us to determine the amount of our allowance for credit losses and the fair value of certain of our assets, particularly our private equity

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

investments. The current circumstances have required a greater reliance on judgment than in recent periods in determining these amounts as of December 31, 2020.

Valuation of financial instruments

The use of fair value to measure financial instruments, with related gains or losses recognized on our Condensed Consolidated Statements of Income and Comprehensive Income, is fundamental to our financial statements and our risk management processes. See Note 2 of the Notes to Consolidated Financial Statements of our 2020 Form 10-K for a discussion of our fair value accounting policies regarding financial instruments and financial instrument liabilities. See Note 4 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on our financial instruments at fair value.

Loss provisions for legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of the Notes to Consolidated Financial Statements of our 2020 Form 10-K. In addition, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding legal and regulatory matter contingencies as of December 31, 2020.

Allowance for credit losses

We evaluate our held for investment bank loans, unfunded lending commitments, loans to financial advisors and certain other financial assets to estimate an allowance for credit losses. Effective October 1, 2020, we adopted the CECL accounting guidance which changed the methodology used to measure the allowance for credit losses from an allowance based on incurred losses to an allowance based on expected credit losses over a financial asset’s lifetime. The remaining life of our financial assets is determined by considering contractual terms, expected prepayments and cancellation features, among other factors. We employ multiple methodologies in estimating an allowance for credit losses and our approaches differ by type of financial asset and the risk characteristics within each financial asset type. Our estimates are based on ongoing evaluations of the portfolio, the related credit risk characteristics, and the overall economic and environmental conditions affecting the financial assets. Our process for determining the allowance for credit losses includes a complex analysis of several quantitative and qualitative factors, requiring significant management judgment due to matters that are inherently uncertain. This uncertainty can produce volatility in our allowance for credit losses. In addition, the allowance for credit losses could be insufficient to cover actual losses. In such an event, any losses in excess of our allowance would result in a decrease in our net income, as well as a decrease in the level of regulatory capital. See the discussion regarding our methodology in estimating the allowance for credit losses in Note 2 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. See Notes 8 and 9 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on our RJ Bank and financial advisor loan portfolios.

Our allowance for credit losses at December 31, 2020 was primarily related to bank loans held by RJ Bank and loans to financial advisors. At December 31, 2020, the amortized cost of all RJ Bank loans was $22.34 billion and the related allowance for credit losses was $378 million, or 1.71% of the held for investment loan portfolio. At December 31, 2020, the amortized cost of loans to financial advisors was $1.01 billion and the related allowance for credit losses was $29 million, which was 2.89% of the loan portfolio.

RECENT ACCOUNTING DEVELOPMENTS

The FASB has issued certain accounting updates which were assessed and either determined to be not applicable or are not expected to have a significant impact on our financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

For information regarding our off-balance sheet arrangements, see Note 2 of the Notes to Consolidated Financial Statements of our 2020 Form 10-K and Note 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

Market risk

Market risk is our risk of loss resulting from the impact of changes in market prices on our trading inventory, derivatives and investment positions. We have exposure to market risk primarily through our broker-dealer trading operations and, to a lesser extent, through our banking operations. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Market risk” of our 2020 Form 10-K for a discussion of our market risk, including how we manage such risk. See Notes 4, 5 and 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for fair value and other information regarding our trading inventories, available-for-sale securities and derivative instruments.

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

We monitor the Value-at-Risk (“VaR”) for all of our trading portfolios on a daily basis. VaR is an appropriate statistical technique for estimating potential losses in trading portfolios due to typical adverse market movements over a specified time horizon with a suitable confidence level. We apply the Fed’s Market Risk Rule (“MRR”) for the purpose of calculating our capital ratios. The MRR, also known as the “Risk-Based Capital Guidelines: Market Risk” rule released by the Fed, the OCC and FDIC, requires us to calculate VaR for all of our trading portfolios (including derivatives), which include fixed income, equity, and foreign exchange instruments.

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

The Fed’s MRR requires us to perform daily back-testing procedures of our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income and

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

intraday trading. Regulatory-defined daily trading losses are used to evaluate the performance of our VaR model and are not comparable to our actual daily net revenues. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the three months ended December 31, 2020, our regulatory-defined daily losses in our trading portfolios did not exceed our predicted VaR.

The following table sets forth the high, low, period-end and daily average VaR for all of our trading portfolios, including fixed income and equity instruments, for the period and dates indicated.

	Three months ended December 31, 2020		Period-end VaR			Three months ended December 31,
$ in millions	High	Low	December 31, 2020	September 30, 2020	$ in millions	2020	2019
Daily VaR	$10	$3	$3	$8	Average daily VaR	$6	$1

Our period-end VaR decreased to $3 million as of December 31, 2020 from $8 million as of September 30, 2020, primarily due to lower trading inventory as of December 31, 2020. However, average trading inventories were higher during the current quarter compared with the prior-year quarter, which resulted in an increase in average daily VaR when combined with the impact of increased volatility from the COVID-19 pandemic on our VaR model.

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

Separately, RJF provides additional market risk disclosures to comply with the MRR which are available on the Investor Relations section of our website under “SEC filings and Other Reports - Other Reports and Information.”

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

Banking operations

RJ Bank maintains an interest-earning asset portfolio that is comprised of cash, C&I loans, commercial and residential real estate loans, REIT loans, tax-exempt loans and SBL and other loans, as well as agency MBS and agency CMOs (held in the available-for-sale securities portfolio), SBA loan securitizations and a trading portfolio of corporate loans.  These interest-earning assets are primarily funded by client deposits.  Based on its current asset portfolio, RJ Bank is subject to interest rate risk.  RJ Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both across a range of interest rate scenarios.

One of the objectives of RJ Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The methods used to measure this sensitivity are described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Market risk” of our 2020 Form 10-K. We utilize a hedging strategy using interest rate swaps as a result of RJ Bank’s asset and liability management process. For further information regarding this hedging strategy, see Note 2 of the Notes to Consolidated Financial Statements of our 2020 Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The following table is an analysis of RJ Bank’s estimated net interest income over a 12-month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own asset/liability model, which assumes that interest rates do not decline below zero.

Instantaneous changes in rate	Net interest income ($ in millions)	Projected change in net interest income
+200	$874	35.3%
+100	$823	27.4%
0	$646	—
-25	$617	(4.5)%
Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net interest analysis” of this Form 10-Q for a discussion of the impact changes in short-term interest rates could have on the firm’s operations.

The following table shows the contractual maturities of RJ Bank’s loan portfolio at December 31, 2020, including contractual principal repayments.  This table does not include any estimates of prepayments, which could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the table.

	Due in
$ in millions	One year or less	> One year – five years	> Five years	Total
C&I loans	$219	$4,402	$2,878	$7,499
CRE loans	727	1,403	534	2,664
REIT loans	83	1,096	75	1,254
Tax-exempt loans	1	71	1,165	1,237
Residential mortgage loans	1	4	4,923	4,928
SBL and other	4,509	35	—	4,544
Total loans held for investment	5,540	7,011	9,575	22,126
Held for sale loans	—	1	208	209
Total loans	$5,540	$7,012	$9,783	$22,335

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2020.

	Interest rate type
$ in millions	Fixed	Adjustable	Total
C&I loans	$257	$7,023	$7,280
CRE loans	122	1,815	1,937
REIT loans	—	1,171	1,171
Tax-exempt loans	1,236	—	1,236
Residential mortgage loans	183	4,744	4,927
SBL and other	—	35	35
Total loans held for investment	1,798	14,788	16,586
Held for sale loans	3	206	209
Total loans	$1,801	$14,994	$16,795

Contractual loan terms for C&I, CRE, REIT and residential mortgage loans may include an interest rate floor, cap and/or fixed interest rates for a certain period of time, which would impact the timing of the interest rate reset for the respective loan. See the discussion within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk - Risk monitoring process” section of this Form 10-Q for additional information regarding RJ Bank’s interest-only residential mortgage loan portfolio.

In our RJ Bank available-for-sale securities portfolio, we hold primarily fixed-rate agency MBS and agency CMOs which are carried at fair value on our Condensed Consolidated Statements of Financial Condition, with changes in the fair value of the portfolio recorded through OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. At December 31, 2020, our RJ Bank available-for-sale securities portfolio had a fair value of $8 billion with a weighted-average yield of 1.35% and a duration of 3 years. See Note 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

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

In addition, we have a private equity portfolio, included in “Other investments” on our Condensed Consolidated Statements of Financial Condition, which is comprised of various direct investments, as well as investments in third-party private equity funds and various legacy private equity funds which we sponsor. Of the total private equity investments at December 31, 2020 of $137 million, the portion we owned was $102 million. See Note 4 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on this portfolio.

Foreign exchange risk

We are subject to foreign exchange risk due to our investments in foreign subsidiaries as well as transactions and resulting balances denominated in a currency other than the U.S. dollar. For example, our bank loan portfolio includes loans which are denominated in Canadian dollars, totaling $1.16 billion and $1.05 billion at December 31, 2020 and September 30, 2020, respectively, when converted to the U.S. dollar. A portion of such loans are held by RJ Bank, N.A.’s Canadian subsidiary, which is discussed in the following sections.

Investments in foreign subsidiaries

RJ Bank, N.A. has an investment in a Canadian subsidiary, resulting in foreign exchange risk. To mitigate its foreign exchange risk, RJ Bank, N.A. utilizes short-term, forward foreign exchange contracts. These derivatives are primarily accounted for as net investment hedges in the condensed consolidated financial statements. See Note 2 of the Notes to Consolidated Financial Statements of our 2020 Form 10-K and Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding these derivatives.

We had foreign exchange risk in our investment in RJ Ltd. of CAD 362 million at December 31, 2020, which was not hedged. Foreign exchange gains/losses related to this investment are primarily reflected in OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 15 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding our components of OCI.

We also have foreign exchange risk associated with our investments in subsidiaries located in Europe. These investments are not hedged and we do not believe we have material foreign exchange risk either individually, or in the aggregate, pertaining to these subsidiaries.

Transactions and resulting balances denominated in a currency other than the U.S. dollar

We are subject to foreign exchange risk due to our holdings of cash and certain other assets and liabilities resulting from transactions denominated in a currency other than the U.S. dollar. Any currency-related gains/losses arising from these foreign currency denominated balances are reflected in “Other” revenues in our Condensed Consolidated Statements of Income and Comprehensive Income. The foreign exchange risk associated with a portion of such transactions and balances denominated in foreign currency are mitigated utilizing short-term, forward foreign exchange contracts. Such derivatives are not designated hedges and therefore, the related gains/losses are included in “Other” revenues in our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding our derivatives.

Credit risk

Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s or counterparty’s ability to meet its financial obligations under contractual or agreed upon terms. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction, and the parties involved. Credit risk is an integral component of the profit assessment of lending and other financing activities. See further discussion of our credit risk, including how we manage such risk, in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” of our 2020 Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The decline in economic activity as a result of the COVID-19 pandemic has caused increased credit risk in general and particularly with regard to companies in sectors that have been most significantly impacted by the economic disruption, including energy, airlines, entertainment and leisure, restaurants and gaming. Given the stresses on certain of our clients’ liquidity, we enhanced our credit monitoring activities, with an increased focus on monitoring our credit exposures and counterparty credit risk. Since the onset of the pandemic, RJ Bank has enacted risk mitigation strategies including, but not limited to, the sale of loans in those sectors with a high likelihood of adverse impact arising from the pandemic. We have also required collateral to be posted across our credit risk exposures in accordance with agreements with our borrowers and counterparties.

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

We offer loans to financial advisors and certain other key revenue producers primarily for recruiting, transitional cost assistance and retention purposes. We have credit risk and may incur a loss primarily in the event that such borrower is no longer affiliated with us. See Notes 2 and 9 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information about our loans to financial advisors.

Banking activities

RJ Bank has a substantial loan portfolio.  While RJ Bank’s loan portfolio is diversified, a significant downturn in the overall economy, such as that experienced in our fiscal year 2020 as a result of the COVID-19 pandemic, deterioration in real estate values or a significant issue within any sector or sectors where RJ Bank has a concentration will generally result in large provisions for credit losses and/or charge-offs. RJ Bank determines the allowance required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each class of loans and makes enhancements it considers appropriate.

RJ Bank’s allowance for credit losses methodology is described in Note 2 of the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q. As RJ Bank’s loan portfolio is segregated into six portfolio segments, likewise, the allowance for credit losses is segregated by these same segments.  The risk characteristics relevant to each portfolio segment are as follows.

C&I: Loans in this segment are made to businesses and are generally secured by all assets of the business.  Repayment is expected from the cash flows of the respective business.  Unfavorable economic and political conditions, including the resultant decrease in consumer or business spending, may have an adverse effect on the credit quality of loans in this segment.

CRE: Loans in this segment are primarily secured by income-producing properties.  For owner-occupied properties, the cash flows are derived from the operations of the business, and the underlying cash flows may be adversely affected by the deterioration in the financial condition of the operating business.  The underlying cash flows generated by non-owner-occupied properties may be adversely affected by increased vacancy and rental rates, which are monitored on a quarterly basis.  This portfolio segment includes CRE construction loans which also look at other risks such as project budget overruns and performance variables related to the contractor and subcontractors. With respect to commercial construction of residential developments, there is also the risk that the builder has a geographical concentration of developments.  Adverse developments in any of these areas may have a negative effect on the credit quality of loans in this segment.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

REIT: Loans in this segment are made to businesses that own or finance income-producing real estate across various property sectors. This portfolio segment may include extensions of credit to companies that engage in real estate development. Repayment of these loans is dependent on income generated from real estate properties or the sale of real estate. A portion of this segment may consist of loans secured by residential product types (single-family residential, including condominiums and land held for residential development) within a range of markets. Deterioration in the financial condition of the operating business, reductions in the value of real estate, as well as increased vacancy and rental rates may all adversely affect the loans in this segment.

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

In evaluating credit risk, RJ Bank considers trends in loan performance, the level of allowance coverage relative to similar banking institutions, industry or customer concentrations, the loan portfolio composition and macroeconomic factors (both current and forecasted). These factors have a potentially negative impact on loan performance and net charge-offs.

Our allowance for credit losses as of December 31, 2020 was determined under the CECL model due to our October 1, 2020 adoption of the new credit impairment standard. See Notes 2 and 8 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information. Our allowance for credit losses, as well as our methodologies and assumptions used in estimating the allowance, are regularly evaluated to determine if our methods and estimates continue to be appropriate for each class of loans, with adjustments made on a quarterly basis. Several factors were taken into consideration in evaluating the allowance for credit losses at December 31, 2020, including loan and borrower characteristics, such as internal risk ratings, delinquency status, collateral type and the remaining term of the loan adjusted for expected prepayments. In addition, the estimate of credit losses considered the lack of net charge-offs during the period, the level of nonperforming loans and the impact of the COVID-19 pandemic. RJ Bank also considered the uncertainty related to certain industry sectors, including commercial real estate, and the extent of credit exposure to specific borrowers within the portfolio. Finally, RJ Bank considered current economic conditions that might impact the portfolio. We will continue to assess the impact of the COVID-19 pandemic and, as more information becomes available regarding the financial repercussions to our borrowers, the risk ratings for individual loans will be updated and the allowance will be adjusted accordingly.

RJ Bank’s allowance for credit losses as a percentage of bank loans held for investment was 1.71% and 1.65% at December 31, 2020 and September 30, 2020, respectively. See Note 8 in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q for detail on the changes in RJ Bank’s allowance for credit losses.

The bank loan provision for credit losses for the three months ended December 31, 2020 was $14 million compared to a benefit for credit losses of $2 million for the prior-year quarter. See further explanation of the credit loss provision increase in “Management’s Discussion and Analysis - Results of Operations - RJ Bank” of this Form 10-Q.

The level of charge-off activity is a factor that is considered in evaluating the potential severity of future credit losses. See Note 8 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on charge-offs.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The level of nonperforming loans is another indicator of potential future credit losses. The following table presents the nonperforming loans balance and total allowance for credit losses for the periods presented.

	December 31, 2020		September 30, 2020
$ in millions	Nonperforming loan balance	Allowance for credit losses balance	Nonperforming loan balance	Allowance for credit losses balance
C&I loans	$—	$198	$2	$200
CRE loans	14	112	14	81
REIT loans	—	30	—	36
Tax-exempt loans	—	2	—	14
Residential mortgage loans	14	33	14	18
SBL and other	—	3	—	5
Total nonperforming loans held for investment	$28	$378	$30	$354
Total nonperforming loans as a % of RJ Bank total loans	0.13%		0.14%

Included in nonperforming residential mortgage loans as of December 31, 2020 were $7 million in loans for which $3 million in charge-offs were previously recorded, resulting in less exposure within the remaining balance. See Note 8 in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q for loan categories as a percentage of total loans receivable.

The nonperforming loan balances in the preceding table exclude $10 million as of both December 31, 2020 and September 30, 2020 of residential TDRs which were returned to accrual status in accordance with our policy. Total nonperforming assets, including the nonperforming loans in the preceding table and other real estate acquired in the settlement of residential mortgages, amounted to $28 million and $32 million at December 31, 2020 and September 30, 2020, respectively. Total nonperforming assets as a percentage of RJ Bank total assets were 0.09% and 0.10% at December 31, 2020 and September 30, 2020, respectively. Although our nonperforming assets as a percentage of RJ Bank assets remained low as of December 31, 2020, prolonged or further market deterioration could result in an increase in our nonperforming assets, an increase in our allowance for credit losses and/or an increase in net charge-offs in future periods, although the extent will depend on future developments that are highly uncertain.

We have received requests from certain borrowers for forbearance, which is generally a short-term deferral of their loan payments to us, driven or exacerbated by the economic impacts of the COVID-19 pandemic. Certain borrowers have also requested modifications of covenant terms and repayment plans. In accordance with the CARES Act and the Consolidated Appropriations Act, 2021, we have elected to not apply TDR classification to any COVID-19 related loan modifications that were performed after March 1, 2020 to borrowers who were current as of December 31, 2019. Based on the amortized costs as of the end of December 31, 2020, we have active payment deferrals on approximately $90 million and $49 million of our corporate and residential loans, respectively. Such deferrals could delay the recognition of charge-offs, delinquencies, and nonaccrual status for these borrowers who would have otherwise moved into past due or nonaccrual status. Modification requests have continued to decline and a majority of the borrowers that have exited forbearance have become current on their principal and interest payments.

Loan underwriting policies

RJ Bank’s underwriting policies for the major types of loans are described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” of our 2020 Form 10-K. There were no material changes in RJ Bank’s underwriting policies during the three months ended December 31, 2020.

Risk monitoring process

Another component of credit risk strategy at RJ Bank is the ongoing risk monitoring and review processes for all residential, SBL, corporate and tax-exempt credit exposures, as well as our rigorous processes to manage and limit credit losses arising from loan delinquencies. There are various other factors included in these processes, depending on the loan portfolio. There were no material changes to those processes and policies during the three months ended December 31, 2020.

Residential mortgage and SBL and other loan portfolios

The collateral securing RJ Bank’s SBL and other portfolio is monitored on a recurring basis, with marketable collateral monitored on a daily basis. Collateral adjustments are made by the borrower as necessary to ensure RJ Bank’s loans are

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

adequately secured, resulting in minimizing its credit risk. Collateral calls have been minimal relative to our SBL and other portfolio with no losses incurred to date.

We track and review many factors to monitor credit risk in RJ Bank’s residential mortgage loan portfolio. The factors include, but are not limited to: loan performance trends, loan product parameters and qualification requirements, borrower credit scores, level of documentation, loan purpose, geographic concentrations, average loan size, risk rating and LTV ratios. See Note 8 in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

The following table presents a summary of delinquent residential mortgage loans, the vast majority of which are first mortgage loans, which are comprised of loans which are two or more payments past due as well as loans in the process of foreclosure. Amounts in the following table do not include residential loans to borrowers who have been granted forbearance as a result of the COVID-19 pandemic and whose loans were not considered delinquent prior to the forbearance. Such loans may be considered delinquent after the forbearance period, depending on their payment status. As a result, the amount of residential loans considered delinquent may increase significantly when the forbearance periods expire.

	Amount of delinquent residential loans			Delinquent residential loans as a percentage of outstanding loan balances
$ in millions	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
December 31, 2020	$5	$7	$12	0.10%	0.14%	0.24%
September 30, 2020	$3	$7	$10	0.06%	0.14%	0.20%

Our December 31, 2020 percentage continues to compare favorably to the national average for over 30 day delinquencies of 3.16%, as most recently reported by the Fed.

Credit risk is also managed by diversifying the residential mortgage portfolio. Most of the loans in our residential loan portfolio are to PCG clients across the country. The following table details the geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans.

	December 31, 2020
	Loans outstanding as a % of RJ Bank total residential mortgage loans	Loans outstanding as a % of RJ Bank total loans
CA	24.6%	5.4%
FL	16.8%	3.7%
TX	9.1%	2.0%
NY	7.2%	1.6%
CO	4.2%	0.9%

Loans where borrowers may be subject to payment increases include ARM loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize.  At December 31, 2020 and September 30, 2020, these loans totaled $1.73 billion and $1.67 billion, respectively, or approximately 35% and 34% of the residential mortgage portfolio, respectively.  The weighted-average number of years before the remainder of the loans, which were still in their interest-only period at December 31, 2020, begins amortizing is 6 years.

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

	December 31, 2020
	Loans outstanding as a % of RJ Bank total corporate loans	Loans outstanding as a % of RJ Bank total loans
Office real estate	7.6%	3.9%
Automotive/transportation	6.9%	3.5%
Hospitality	6.2%	3.2%
Business systems and services	6.0%	3.1%
Multi-family	5.8%	3.0%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The COVID-19 pandemic negatively impacted our corporate loan portfolio in fiscal 2020 and could do so again in the future. Although we have reduced our exposure and revised our credit limits related to sectors that we believe to be most vulnerable to the COVID-19 pandemic, such as the energy, airlines, entertainment and leisure, restaurant and gaming sectors, we may experience further losses on our remaining loans to borrowers in these sectors, particularly if economic conditions deteriorate. In addition, we continue to monitor our exposure to office real estate, where trends have changed rapidly and possibly permanently as a result of the COVID-19 pandemic, and may experience additional losses on loans in this sector in the future. We may also experience further losses on corporate loans in other industries as a direct or indirect result of the pandemic, including on our CRE loans secured by retail and hospitality properties.

Although we saw deterioration in oil prices for much of fiscal year 2020 due to the pandemic and prices continued to be below pre-pandemic levels during the fiscal first quarter of 2021, our energy portfolio has minimal direct commodity price exposure since it consists of loans to midstream distribution companies and convenience stores, with no loans to exploration and production enterprises. However, if we continue to see a significant deterioration in oil prices, our borrowers, and as a result our loans to such clients, could be negatively impacted in the future.

Liquidity risk

See the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” of this Form 10-Q for information regarding our liquidity and how we manage liquidity risk.

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes, including cybersecurity incidents. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Operational risk” of our 2020 Form 10-K for a discussion of our operational risk and certain of our risk mitigation processes.

In response to the COVID-19 pandemic, we activated and successfully executed on our business continuity protocols and continue to monitor the COVID-19 pandemic under such protocols. We have endeavored to protect our associates and our clients and to ensure continuity of business operations for our clients. As a result, a substantial portion of our associates continue to work remotely. The firm continues to monitor conditions and has developed a phased approach to reopening our offices based on regional indicators of infection positivity rates, and has and will continue to operate in compliance with all applicable laws and regulations. As of December 31, 2020, we have reopened certain of our offices in a limited capacity and are operating under strict public health and safety protocols in such locations.

Periods of severe market volatility, such as those that arose in response to the COVID-19 pandemic, can result in a significantly higher level of transactions on specific days and other activity which may cause operational challenges from time to time that may result in losses. These losses can result from, but are not limited to, trade errors, failed transaction settlements, late collateral calls to borrowers and counterparties, or interruptions to our system processing. We did not incur any significant losses related to our operations during the three months ended December 31, 2020.

As more fully described in the discussion of our business technology risks included in various risk factors presented in “Item 1A - Risk Factors” of our 2020 Form 10-K, despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, cyber-attacks and other information security breaches, and other events that could have an impact on the security and stability of our operations.

Model risk

Model risk refers to the possibility of unintended business outcomes arising from the design, implementation or use of models. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Model risk” of our 2020 Form 10-K for information regarding how we utilize models throughout the firm and how we manage model risk.

Compliance risk

Compliance risk is the risk of legal or regulatory sanctions, financial loss, or reputational damage that the firm may suffer from a failure to comply with applicable laws, external standards, or internal requirements. See “Item 7 - Management’s Discussion

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

and Analysis of Financial Condition and Results of Operations - Risk management - Compliance risk” of our 2020 Form 10-K for information on our compliance risks, including how we manage such risks.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered securities for the three months ended December 31, 2020.

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described in the following paragraphs. The following table presents information on our purchases of our own stock, on a monthly basis, for the three months ended December 31, 2020.

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) at each month-end, of securities that may yet be purchased under the plans or programs
October 1, 2020 – October 31, 2020	1,204	$80.04	—	$487
November 1, 2020 – November 30, 2020	93,225	$90.50	—	$487
December 1, 2020 – December 31, 2020	116,759	$93.02	107,750	$740
First quarter	211,188	$91.84	107,750

In December 2020, the Board of Directors authorized repurchase of our common stock in an aggregate amount of up to $750 million, which replaced the previous authorization.
In the preceding table, the total number of shares purchased includes shares purchased pursuant to the Restricted Stock Trust Fund, which was established to acquire our common stock in the open market and used to settle RSUs granted as a retention vehicle for certain employees of our wholly-owned Canadian subsidiaries. For more information on this trust fund, see Note 2 of the Notes to Consolidated Financial Statements of our 2020 Form 10-K and Note 10 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. These activities do not utilize the repurchase authorization presented in the preceding table.

The total number of shares purchased also includes shares repurchased as a result of employees surrendering shares as payment for option exercises or withholding taxes. These activities do not utilize the repurchase authorization presented in the preceding table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
ITEM 6. EXHIBITS

Exhibit Number	Description
3.1
Restated Articles of Incorporation of Raymond James Financial, Inc. as filed with the Secretary of State of Florida on November 25, 2008, incorporated by reference to Exhibit 3(i).1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 28, 2008.

3.2
Amended and Restated By-Laws of Raymond James Financial, Inc., reflecting amendments adopted by the Board of Directors on December 2, 2020, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2020.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	February 8, 2021	/s/ Paul C. Reilly
Paul C. Reilly
Chairman and Chief Executive Officer

Date:	February 8, 2021	/s/ Paul M. Shoukry
Paul M. Shoukry
Chief Financial Officer and Treasurer