Form 10-Q
period 2021-03-31
RAYMOND JAMES FINANCIAL INC
filed 2021-05-07
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
137,418,106 shares of common stock as of May 4, 2021

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in millions, except per share amounts	March 31, 2021	September 30, 2020
Assets:
Cash and cash equivalents	$5,851	$5,390
Assets segregated pursuant to regulations ($5,250 and $0, at fair value)	9,674	4,244
Collateralized agreements	451	422
Financial instruments, at fair value:
Trading assets ($363 and $265 pledged as collateral)	567	513
Available-for-sale securities ($21 and $23 pledged as collateral)	8,158	7,650
Derivative assets	304	438
Other investments ($40 and $37 pledged as collateral)	370	334
Brokerage client receivables, net	2,513	2,435
Other receivables, net	1,007	927
Bank loans, net	22,879	21,195
Loans to financial advisors, net	988	1,012
Property and equipment, net	543	535
Deferred income taxes, net	277	262
Goodwill and identifiable intangible assets, net	868	600
Other assets	1,616	1,525
Total assets	$56,066	$47,482

Liabilities and shareholders’ equity:
Bank deposits	$29,254	$26,801
Collateralized financings	278	250
Financial instrument liabilities, at fair value:
Trading liabilities	212	240
Derivative liabilities	324	393
Brokerage client payables	12,475	6,792
Accrued compensation, commissions and benefits	1,372	1,384
Other payables	1,608	1,513
Other borrowings	861	888
Senior notes payable	2,045	2,045
Total liabilities	48,429	40,306
Commitments and contingencies (see Note 16)
Shareholders’ equity
Preferred stock; $.10 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock; $.01 par value; 350,000,000 shares authorized; 159,231,968 and 159,007,158 shares issued as of March 31, 2021 and September 30, 2020, respectively, and 137,155,669 and 136,556,559 shares outstanding as of March 31, 2021 and September 30, 2020, respectively	2	2
Additional paid-in capital	2,028	2,007
Retained earnings	7,004	6,484
Treasury stock, at cost; 22,076,299 and 22,450,599 common shares as of March 31, 2021 and September 30, 2020, respectively	(1,404)	(1,390)
Accumulated other comprehensive income/(loss)	(38)	11
Total equity attributable to Raymond James Financial, Inc.	7,592	7,114
Noncontrolling interests	45	62
Total shareholders’ equity	7,637	7,176
Total liabilities and shareholders’ equity	$56,066	$47,482
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
in millions, except per share amounts	2021	2020	2021	2020
Revenues:
Asset management and related administrative fees	$1,173	$1,006	$2,240	$1,961
Brokerage revenues:
Securities commissions	443	410	824	773
Principal transactions	148	105	295	202
Total brokerage revenues	591	515	1,119	975
Account and service fees	159	172	304	350
Investment banking	242	148	503	289
Interest income	200	285	403	582
Other	44	(15)	100	14
Total revenues	2,409	2,111	4,669	4,171
Interest expense	(37)	(43)	(75)	(94)
Net revenues	2,372	2,068	4,594	4,077
Non-interest expenses:
Compensation, commissions and benefits	1,648	1,422	3,148	2,773
Non-compensation expenses:
Communications and information processing	107	99	206	193
Occupancy and equipment	57	56	114	113
Business development	21	41	44	85
Investment sub-advisory fees	31	26	59	52
Professional fees	24	23	54	44
Bank loan provision/(benefit) for credit losses	(32)	109	(18)	107
Acquisition-related expenses	—	—	2	—
Other	69	53	139	112
Total non-compensation expenses	277	407	600	706
Total non-interest expenses	1,925	1,829	3,748	3,479
Pre-tax income	447	239	846	598
Provision for income taxes	92	70	179	161
Net income	$355	$169	$667	$437

Earnings per common share – basic	$2.58	$1.22	$4.85	$3.15
Earnings per common share – diluted	$2.51	$1.20	$4.74	$3.09
Weighted-average common shares outstanding – basic	137.8	138.4	137.3	138.4
Weighted-average common and common equivalent shares outstanding – diluted	141.2	141.1	140.4	141.3

Net income	$355	$169	$667	$437
Other comprehensive income/(loss), net of tax:
Available-for-sale securities	(76)	63	(93)	62
Currency translations, net of the impact of net investment hedges	2	(26)	20	(17)
Cash flow hedges	19	(43)	24	(33)
Total other comprehensive income/(loss), net of tax	(55)	(6)	(49)	12
Total comprehensive income	$300	$163	$618	$449
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
$ in millions, except per share amounts	2021	2020	2021	2020
Common stock, par value $.01 per share:
Balance beginning of period	$2	$2	$2	$2
Share issuances	—	—	—	—
Balance end of period	2	2	2	2

Additional paid-in capital:
Balance beginning of period	1,996	1,922	2,007	1,938
Employee stock purchases	9	11	15	17
Exercise of stock options and vesting of restricted stock units, net of forfeitures	(7)	(8)	(66)	(71)
Restricted stock, stock option and restricted stock unit expense	30	28	72	69
Balance end of period	2,028	1,953	2,028	1,953

Retained earnings:
Balance beginning of period	6,702	6,086	6,484	5,874
Cumulative adjustments for changes in accounting principles	—	—	(35)	—
Net income attributable to Raymond James Financial, Inc.	355	169	667	437
Cash dividends declared (see Note 22)	(53)	(50)	(112)	(106)
Balance end of period	7,004	6,205	7,004	6,205

Treasury stock:
Balance beginning of period	(1,354)	(1,163)	(1,390)	(1,210)
Purchases/surrenders	(61)	(203)	(79)	(222)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	11	15	65	81
Balance end of period	(1,404)	(1,351)	(1,404)	(1,351)

Accumulated other comprehensive income/(loss):
Balance beginning of period	17	(5)	11	(23)
Other comprehensive income, net of tax	(55)	(6)	(49)	12
Balance end of period	(38)	(11)	(38)	(11)
Total equity attributable to Raymond James Financial, Inc.	$7,592	$6,798	$7,592	$6,798

Noncontrolling interests:
Balance beginning of period	$75	$61	$62	$62
Net income/(loss) attributable to noncontrolling interests	(1)	(23)	12	(24)
Other	(29)	(2)	(29)	(2)
Balance end of period	45	36	45	36
Total shareholders’ equity	$7,637	$6,834	$7,637	$6,834
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
$ in millions	2021	2020
Cash flows from operating activities:
Net income	$667	$437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64	58
Deferred income taxes	27	(14)
Premium and discount amortization on available-for-sale securities and loss on other investments	14	43
Provisions/(benefits) for credit losses and legal and regulatory proceedings	(14)	124
Share-based compensation expense	74	74
Unrealized (gain)/loss on company-owned life insurance policies, net of expenses	(117)	76
Other	31	(4)
Net change in:
Assets segregated pursuant to regulations excluding cash and cash equivalents	(5,250)	—
Collateralized agreements, net of collateralized financings	1	(24)
Loans provided to financial advisors, net of repayments	(11)	(11)
Brokerage client receivables and other accounts receivable, net	(123)	(203)
Trading instruments, net	(90)	—
Derivative instruments, net	91	(25)
Other assets	(23)	(176)
Brokerage client payables and other accounts payable	5,471	2,937
Accrued compensation, commissions and benefits	(29)	(340)
Purchases and originations of loans held for sale, net of proceeds from sales of securitizations and loans held for sale	(67)	(9)
Net cash provided by operating activities	716	2,943

Cash flows from investing activities:
Additions to property and equipment	(62)	(71)
Increase in bank loans, net	(1,522)	(1,066)
Proceeds from sales of loans held for investment	90	25
Purchases of available-for-sale securities	(2,273)	(1,403)
Available-for-sale securities maturations, repayments and redemptions	1,067	435
Proceeds from sales of available-for-sale securities	519	—
Business acquisitions, net of cash acquired	(245)	—
Other investing activities, net	(11)	(10)
Net cash used in investing activities	(2,437)	(2,090)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six months ended March 31,
$ in millions	2021	2020
Cash flows from financing activities:
Proceeds from Federal Home Loan Bank advances	—	850
Repayments of Federal Home Loan Bank advances and other borrowed funds	(28)	(853)
Proceeds from senior notes issuances, net of debt issuance costs paid	—	495
Exercise of stock options and employee stock purchases	32	43
Increase in bank deposits	2,453	7,742
Purchases of treasury stock	(79)	(222)
Dividends on common stock	(109)	(103)
Acquisitions of and distributions to noncontrolling interests, net	—	(1)
Net cash provided by financing activities	2,269	7,951

Currency adjustment:
Effect of exchange rate changes on cash	93	(82)
Net increase in cash and cash equivalents, including those segregated pursuant to regulations	641	8,722
Cash and cash equivalents, including those segregated pursuant to regulations at beginning of year	9,634	5,971
Cash and cash equivalents, including those segregated pursuant to regulations at end of period	$10,275	$14,693

Cash and cash equivalents	$5,851	$10,648
Cash and cash equivalents segregated pursuant to regulations	4,424	4,045
Total cash and cash equivalents, including those segregated pursuant to regulations at end of period	$10,275	$14,693

Supplemental disclosures of cash flow information:
Cash paid for interest	$76	$92
Cash paid for income taxes, net	$248	$176
Cash outflows for lease liabilities	$56	$47
Non-cash right-of-use (“ROU”) assets recorded for new and modified leases	$81	$39

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2021

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Raymond James Financial, Inc. (“RJF,” the “firm” or the “Company”) is a financial holding company which, together with its subsidiaries, is engaged in various financial services activities, including providing investment management services to retail and institutional clients, the underwriting, distribution, trading and brokerage of equity and debt securities, and the sale of mutual funds and other investment products.  The firm also provides corporate and retail banking services, and trust services.  For further information about our business segments, see Note 23 of this Form 10-Q. As used herein, the terms “our,” “we,” or “us” refer to RJF and/or one or more of its subsidiaries.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2 – UPDATE OF SIGNIFICANT ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 2 of our 2020 Form 10-K. During the six months ended March 31, 2021, there were no significant changes to our significant accounting policies other than the accounting policies adopted or modified as part of our implementation of new or amended accounting guidance, as noted in the following sections.

Accounting guidance adopted in fiscal 2021

Credit losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the measurement of credit losses on financial instruments (ASU 2016-13), which replaces the incurred credit loss and other models with the Current Expected Credit Losses (“CECL”) model. The guidance involves several aspects of the accounting for credit losses related to certain financial instruments, including assets measured at amortized cost, available-for-sale debt securities and certain off-balance sheet commitments. The new guidance, and subsequent updates, broadens the information that an entity must consider in developing its estimated credit losses expected to occur over the remaining life of in-scope financial assets. The measurement of expected credit losses includes historical experience, current conditions and reasonable and supportable economic forecasts.

This new guidance was effective for our fiscal year beginning on October 1, 2020 and was adopted under a modified retrospective approach. The impact of adoption of this new standard resulted in an increase in our allowance for credit losses of $42 million (including $25 million related to loans to financial advisors, $9 million related to funded bank loans and $8 million related to unfunded lending commitments) and a corresponding reduction in the beginning balance of retained earnings of approximately $35 million, net of tax. Prior-period amounts were calculated under the incurred loss model and have not been restated. See Notes 8 and 9 for further information related to bank loans and loans to financial advisors and the related allowances for credit losses.

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

Other receivables, net

Other receivables primarily include receivables from brokers, dealers and clearing organizations, accrued interest receivables and accrued fees from product sponsors.  Receivables from brokers, dealers and clearing organizations primarily consist of deposits placed with clearing organizations, which includes initial margin and receivables related to sales of securities which have traded, but not yet settled including amounts receivable for securities failed to deliver. We present “Other receivables, net” on our Condensed Consolidated Statements of Financial Condition, net of any allowance for credit losses. However, these receivables generally have minimal credit risk due to the low probability of clearing organization default and the short-term nature of receivables related to securities settlements and therefore, the allowance for credit losses on such receivables is not significant. Any allowance for credit losses for other receivables is estimated using assumptions based on historical experience, current facts and other factors. We update these estimates through periodic evaluations against actual trends experienced.

As permitted under the CECL guidance, we include accrued interest receivables related to our financial assets in “Other receivables, net” on the Condensed Consolidated Statements of Financial Condition instead of with the related financial instrument. We reverse any uncollectible accrued interest into interest income generally when the related financial asset is

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
moved to nonaccrual status. As we write off uncollectible amounts in a timely manner, we do not recognize an allowance for credit losses against accrued interest receivable.

Loans to financial advisors, net

We offer loans to financial advisors for recruiting and retention purposes. The decision to extend credit to a financial advisor or other key revenue producer is generally based on their ability to generate future revenues. Loans offered are generally repaid over a five to 10 year period, with interest recognized as earned, and are contingent upon affiliation with us. These loans are not assignable by the financial advisor and may only be assigned by us to a successor in interest. There is no fee income associated with these loans. In the event that the financial advisor is no longer affiliated with us, any unpaid balance of such loan becomes immediately due and payable to us. Based upon the nature of these financing receivables, affiliation status is the primary credit risk factor within this portfolio.

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

Loans to financial advisors are considered past due once they are 30 days or more delinquent as to the payment of contractual interest or principal. Loans are placed on nonaccrual status when we determine that full payment of contractual principal and interest is in doubt, or the loan is past due 180 days or more as to contractual interest or principal. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is written-off against interest income. Interest is recognized on a cash basis until the loan qualifies for return to accrual status. Loans are returned to an accrual status when the loans have been brought contractually current with the original terms and have been maintained on a current basis for a reasonable period, generally six months.

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

Allowance for credit losses

We evaluate our held for investment bank loans, unfunded lending commitments, loans to financial advisors and certain other financial assets to estimate an allowance for credit losses over the remaining life of the financial instrument. The remaining life of our financial assets is determined by considering contractual terms and expected prepayments, among other factors.

We employ multiple methodologies in estimating an allowance for credit losses and our approaches differ by type of financial asset and the risk characteristics within each financial asset type. Our estimates are based on ongoing evaluations of the portfolio, the related credit risk characteristics, and the overall economic and environmental conditions affecting the financial assets. For certain of our financial assets with collateral maintenance provisions (e.g., collateralized agreements, margin loans and securities-based loans), we apply the practical expedient allowed under the CECL model in estimating an allowance for credit losses. We reasonably expect that borrowers (or counterparties, as applicable) will replenish the collateral as required. As a result, we estimate zero credit losses to the extent that the fair value equals or exceeds the related carrying value of the financial asset. When the fair value of the collateral securing the financial asset is less than the carrying value, qualitative factors such as historical experience (adjusted for current risk characteristics and economic conditions) as well as reasonable and supportable forecasts are considered in estimating the allowance for credit losses on the unsecured portion of the financial asset.

Credit losses are charged-off against the allowance when we believe the uncollectibility of the financial asset is confirmed. Subsequent recoveries, if any, are credited to the allowance once received. A credit loss expense, or benefit, is recorded in earnings in an amount necessary to adjust the allowance for credit losses to our estimate as of the end of each reporting period. Our provision or benefit for credit losses for outstanding bank loans is included in “Bank loan provision/(benefit) for credit losses” on our Condensed Consolidated Statements of Income and Comprehensive Income and our provision or benefit for credit losses for all other financing receivables and unfunded lending commitments is included in “Other” expense.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Loans

We generally estimate the allowance for credit losses on our loan portfolios using credit risk models which incorporate relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable economic forecasts. After testing the reasonableness of a variety of economic forecast scenarios, we select a single forecast scenario for use in our models. Our forecasts incorporate assumptions related to macroeconomic indicators including, but not limited to, U.S. gross domestic product, equity market indices, unemployment rates, and commercial real estate and residential home price indices. At the conclusion of our reasonable and supportable forecast period, which currently ranges from two to three years depending on the model and macroeconomic variables, we use a straight-line reversion approach over a one-year period to revert to historical loss information for commercial and industrial (“C&I”), real estate investment trust (“REIT”) and tax-exempt loans. For commercial real estate (“CRE”) and residential mortgage loans, we incorporate a reasonable and supportable forecast of various macroeconomic variables over the remaining life of the assets. The development of the forecast used for CRE and residential mortgage loans incorporates an assumption that each macroeconomic variable will revert to a long-term expectation starting in years two to three of the forecast and largely completing within the first five years of the forecast. We assess the length of the reasonable and supportable forecast period and the reversion period, our reversion approach, our economic forecasts and our methodology for estimating the historical loss information on a quarterly basis.

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

The allowance for credit losses on collectively evaluated loans is comprised of two components: (a) a quantitative allowance; and (b) a qualitative allowance, which is based on an analysis of model limitations and other factors not considered by the quantitative models. There are several factors considered in estimating the quantitative allowance for credit losses on collectively evaluated loans which generally include, but are not limited to, the internal risk rating, historical loss experience (including adjustments due to current risk characteristics and economic conditions), prepayments, borrower-controlled extensions, and expected recoveries. We use third-party data for historical information on collectively evaluated corporate loans (C&I, CRE and REIT loans) and residential mortgage loans.

The qualitative portion of our allowance for credit losses includes certain factors that are not incorporated into the quantitative estimate and would generally require adjustments to the allowance for credit losses. These qualitative factors are intended to address developing trends related to each portfolio segment and would generally include, but are not limited to: changes in lending policies and procedures, including changes in underwriting standards and collection; our loan review process; volume and severity of delinquent loans; changes in the nature, volume and terms of loans; credit concentrations; changes in the value of underlying collateral; changes in legal and regulatory environments; and local, regional, national and international economic conditions.

Held for investment bank loans

The allowance for credit losses for the C&I, CRE (primarily loans that are secured by income-producing properties and commercial real estate construction loans), REIT (loans made to businesses that own or finance income-producing real estate), tax-exempt and residential mortgage portfolio segments is estimated using credit risk models that project a probability of default (“PD”), which is then multiplied by the loss given default (“LGD”) and the estimated exposure at default (“EAD”) at the loan-level for every period remaining in the loan’s expected life, including the maturity period. Historical data, combined with macroeconomic variables, are used in estimating the PD, LGD and EAD. Our credit risk models consider several factors when estimating the expected credit losses which may include, but are not limited to, financial performance and position, estimated prepayments, geographic location, industry or sector type, debt type, loan size, capital structure, initial risk levels and the economic outlook. Additional factors considered by the residential mortgage model include Fair Isaac Corporation (“FICO”) scores and loan-to-value (“LTV”) ratios.

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

Unfunded lending commitments

We estimate credit losses on unfunded lending commitments using a methodology consistent with that used in the corresponding bank loan portfolio segment and also based on the expected funding probabilities for fully binding commitments. As a result, the allowance for credit losses for unfunded lending commitments will vary depending upon the mix of lending commitments and future funding expectations. All classes of individually evaluated unfunded lending commitments are analyzed in conjunction with the specific allowance process previously described.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 – ACQUISITIONS

Acquisitions announced and completed during the six months ended March 31, 2021

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

The NWPS acquisition resulted in the addition of $139 million of goodwill and $96 million of identifiable intangible assets during the six months ended March 31, 2021. The goodwill associated with this acquisition primarily represents synergies from combining NWPS with our existing businesses. The identifiable intangible assets primarily relate to client relationships and have a weighted-average useful life of 24.8 years.

In March 2021, we completed our acquisition of all of the outstanding ownership interests of Financo, LLC and its subsidiaries (collectively “Financo”), an investment bank focused on the consumer sector. The addition of Financo allows us to further grow our investment banking capabilities in the consumer and retail space, both domestically and internationally. For purposes of certain acquisition-related financial reporting requirements, the Financo acquisition was not considered a material acquisition. Financo has been integrated into our Capital Markets segment and its results of operations have been included in our results prospectively from the closing date of March 30, 2021.

The Financo acquisition resulted in the addition of $30 million of goodwill and $9 million of identifiable intangible assets during the six months ended March 31, 2021. The goodwill associated with this acquisition primarily represents synergies from combining Financo with our existing businesses. The goodwill associated with Financo is generally deductible for tax purposes over 15 years. The identifiable intangible assets primarily relate to client relationships and have a weighted-average useful life of 9 months. Due to the timing of the close of this acquisition, certain information is not yet available and the amounts of goodwill and intangible assets are considered provisional. We believe the information currently available provides a reasonable basis for estimating the fair value of these assets. However, these provisional estimates may be adjusted upon the availability of new information regarding facts and circumstances which existed at the acquisition date. We expect to finalize this valuation by the end of our 2021 fiscal year.

See Notes 2 and 10 of our 2020 Form 10-K and Note 11 of this Form 10-Q for additional information about our goodwill and identifiable intangible assets, including the related accounting policies.

Acquisition-related expenses

Certain acquisition and integration costs associated with these acquisitions were included in “Acquisition and disposition-related expenses” during fiscal 2021 on our Condensed Consolidated Statements of Income and Comprehensive Income. Such costs primarily included legal and other professional fees.

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

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of March 31, 2021
Assets at fair value on a recurring basis:
Assets segregated pursuant to regulations	$5,250	$—	$—	$—	$5,250
Trading assets
Municipal and provincial obligations	1	159	—	—	160
Corporate obligations	9	31	—	—	40
Government and agency obligations	13	94	—	—	107
Agency MBS and agency CMOs	—	193	—	—	193
Non-agency CMOs and asset-backed securities (“ABS”)	—	6	—	—	6
Total debt securities	23	483	—	—	506
Equity securities	13	1	—	—	14
Brokered certificates of deposit	—	42	—	—	42
Other	—	—	5	—	5
Total trading assets	36	526	5	—	567
Available-for-sale securities (1)	15	8,143	—	—	8,158
Derivative assets
Interest rate - matched book	—	201	—	—	201
Interest rate - other	70	143	—	(111)	102
Foreign exchange	—	1	—	—	1
Total derivative assets	70	345	—	(111)	304
Other investments - private equity - not measured at net asset value (“NAV”)	—	—	52	—	52
All other investments:
Government and agency obligations (2)	105	—	—	—	105
Other	100	2	23	—	125
Total all other investments	205	2	23	—	230
Subtotal	5,576	9,016	80	(111)	14,561
Other investments - private equity - measured at NAV					88
Total assets at fair value on a recurring basis	$5,576	$9,016	$80	$(111)	$14,649

Liabilities at fair value on a recurring basis:
Trading liabilities
Municipal and provincial obligations	$1	$—	$—	$—	$1
Corporate obligations	—	22	—	—	22
Government and agency obligations	122	—	—	—	122
Agency MBS and agency CMOs	—	22	—	—	22
Total debt securities	123	44	—	—	167
Equity securities	44	—	—	—	44
Other	—	—	1	—	1
Total trading liabilities	167	44	1	—	212
Derivative liabilities
Interest rate - matched book	—	201	—	—	201
Interest rate - other	64	121	—	(69)	116
Foreign exchange	—	3	—	—	3
Other	—	—	4	—	4
Total derivative liabilities	64	325	4	(69)	324
Total liabilities at fair value on a recurring basis	$231	$369	$5	$(69)	$536

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of September 30, 2020
Assets at fair value on a recurring basis:
Trading assets
Municipal and provincial obligations	$5	$120	$—	$—	$125
Corporate obligations	11	45	—	—	56
Government and agency obligations	13	131	—	—	144
Agency MBS and agency CMOs	—	130	—	—	130
Non-agency CMOs and ABS	—	13	—	—	13
Total debt securities	29	439	—	—	468
Equity securities	11	5	—	—	16
Brokered certificates of deposit	—	17	—	—	17
Other	—	—	12	—	12
Total trading assets	40	461	12	—	513
Available-for-sale securities (1)	16	7,634	—	—	7,650
Derivative assets
Interest rate - matched book	—	333	—	—	333
Interest rate - other	16	224	—	(135)	105
Total derivative assets	16	557	—	(135)	438
Other investments - private equity - not measured at NAV	—	—	37	—	37
All other investments:
Government and agency obligations (2)	103	—	—	—	103
Other	92	1	22	—	115
Total all other investments	195	1	22	—	218
Subtotal	267	8,653	71	(135)	8,856
Other investments - private equity - measured at NAV					79
Total assets at fair value on a recurring basis	$267	$8,653	$71	$(135)	$8,935

Liabilities at fair value on a recurring basis:
Trading liabilities
Municipal and provincial obligations	$1	$—	$—	$—	$1
Corporate obligations	—	5	—	—	5
Government and agency obligations	136	—	—	—	136
Non-agency CMOs and ABS	—	2	—	—	2
Total debt securities	137	7	—	—	144
Equity securities	96	—	—	—	96
Total trading liabilities	233	7	—	—	240
Derivative liabilities
Interest rate - matched book	—	333	—	—	333
Interest rate - other	16	145	—	(112)	49
Foreign exchange	—	5	—	—	5
Other	—	1	5	—	6
Total derivative liabilities	16	484	5	(112)	393
Total liabilities at fair value on a recurring basis	$249	$491	$5	$(112)	$633

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

Three months ended March 31, 2021 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading assets	Other investments		Trading liabilities	Derivative liabilities
$ in millions	Other	Private equity investments	All other	Other	Other
Fair value beginning of period	$3	$52	$22	$—	$(1)
Total gains/(losses) included in earnings	(2)	—	1	(1)	(3)
Purchases and contributions	10	—	—	—	—
Sales and distributions	(6)	—	—	—	—
Transfers:
Into Level 3	—	—	—	—	—
Out of Level 3	—	—	—	—	—
Fair value end of period	$5	$52	$23	$(1)	$(4)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$1	$(1)	$(3)

Six months ended March 31, 2021 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading assets	Other investments		Trading liabilities	Derivative liabilities
$ in millions	Other	Private equity investments	All other	Other	Other
Fair value beginning of period	$12	$37	$22	$—	$(5)
Total gains/(losses) included in earnings	—	15	1	(1)	1
Purchases and contributions	16	—	—	—	—
Sales and distributions	(23)	—	—	—	—
Transfers:
Into Level 3	—	—	—	—	—
Out of Level 3	—	—	—	—	—
Fair value end of period	$5	$52	$23	$(1)	$(4)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$15	$1	$(1)	$1

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Three months ended March 31, 2020 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading assets	Other investments		Trading liabilities
$ in millions	Other	Private equity investments	All other	Other
Fair value beginning of period	$19	$62	$24	$(1)
Total gains/(losses) included in earnings	3	(32)	(2)	—
Purchases and contributions	22	—	—	1
Sales and distributions	(23)	—	—	—
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$21	$30	$22	$—
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$5	$(32)	$(2)	$—

Six months ended March 31, 2020 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading assets	Other investments		Trading liabilities
$ in millions	Other	Private equity investments	All other	Other
Fair value beginning of period	$3	$63	$24	$(1)
Total gains/(losses) included in earnings	3	(32)	(2)	—
Purchases and contributions	53	—	—	2
Sales and distributions	(38)	(1)	—	(1)
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$21	$30	$22	$—
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$5	$(32)	$(2)	$—

The net unrealized losses on our Level 3 private equity investments for the three and six months ended March 31, 2020 were primarily driven by the then anticipated negative impact of the coronavirus (“COVID-19”) pandemic on certain of our investments. Of these losses, approximately $20 million for both the three and six months ended March 31, 2020 were attributable to noncontrolling interests, which are reflected as an offset in “Other” expenses on our Condensed Consolidated Statements of Income and Comprehensive Income.

As of March 31, 2021, 26% of our assets and 1% of our liabilities were measured at fair value on a recurring basis.  In comparison, as of September 30, 2020, 19% of our assets and 2% of our liabilities were measured at fair value on a recurring basis. The increase in assets measured at fair value on a recurring basis as a percentage of total assets was primarily due to a significant increase in assets segregated pursuant to regulations at fair value during fiscal 2021, driven by a significant increase in client cash balances. As of both March 31, 2021 and September 30, 2020, Level 3 assets represented less than 1% of our assets measured at fair value on a recurring basis.

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

Recurring measurements $ in millions	Fair value at March 31, 2021	Valuation technique(s)	Unobservable input	Range (weighted-average)
Other investments - private equity investments (not measured at NAV)	$52	Discounted cash flow, transaction price or other investment-specific events	Discount rate	25%
			Terminal earnings before interest, tax, depreciation and amortization (“EBITDA”) multiple	9.0x
			Terminal year	2021 - 2034 (2022)
Fair value at September 30, 2020
Other investments - private equity investments (not measured at NAV)	$37	Discounted cash flow, transaction price or other investment-specific events	Discount rate	25%
			Terminal EBITDA multiple	9.0x
			Terminal year	2021 - 2042 (2023)

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

Our private equity portfolio as of March 31, 2021 includes various direct investments, as well as investments in third-party private equity funds and various legacy private equity funds which we sponsor. The portfolio is primarily invested in a broad range of strategies including leveraged buyouts, growth capital, distressed capital, venture capital and mezzanine capital. Due to the closed-end nature of certain of our fund investments, such investments cannot be redeemed directly with the funds. Our investment is monetized by distributions received through the liquidation of the underlying assets of those funds, the timing of which is uncertain.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the recorded value and unfunded commitments related to our private equity investments portfolio.

$ in millions	Recorded value	Unfunded commitment
March 31, 2021
Private equity investments measured at NAV	$88	$9
Private equity investments not measured at NAV	52
Total private equity investments	$140

September 30, 2020
Private equity investments measured at NAV	$79	$9
Private equity investments not measured at NAV	37
Total private equity investments	$116

Of the total private equity investments, the portions we owned were $105 million and $90 million as of March 31, 2021 and September 30, 2020, respectively. The portions of the private equity investments we did not own were $35 million and $26 million as of March 31, 2021 and September 30, 2020, respectively, and were included as a component of noncontrolling interests on our Condensed Consolidated Statements of Financial Condition.

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

$ in millions	Level 2	Level 3	Total fair value	Valuation technique(s)	Unobservable input	Range (weighted-average)
March 31, 2021
Bank loans:
Residential mortgage loans	$4	$11	$15	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.5 yrs.)
Corporate loans	$—	$13	$13	Collateral or discounted cash flow (1)	Not meaningful (1)	Not meaningful (1)
Loans held for sale	$151	$—	$151	N/A	N/A	N/A

September 30, 2020
Bank loans:
Residential mortgage loans	$4	$13	$17	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.6 yrs.)
Corporate loans	$—	$15	$15	Collateral or discounted cash flow (1)	Not meaningful (1)	Not meaningful (1)
Loans held for sale	$38	$—	$38	N/A	N/A	N/A
Other assets: other real estate owned	$1	$—	$1	N/A	N/A	N/A

(1)    The valuation techniques used to estimate the fair values are based on collateral value less selling costs for the collateral-dependent loans and discounted cash flows for loans that are not collateral-dependent.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Financial instruments not recorded at fair value

Many, but not all, of the financial instruments we hold were recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The following table presents the estimated fair value and fair value hierarchy of financial assets and liabilities that are not recorded at fair value in accordance with GAAP on the Condensed Consolidated Statements of Financial Condition at March 31, 2021 and September 30, 2020. This table excludes financial instruments that are carried at amounts which approximate fair value. Refer to Note 3 of our 2020 Form 10-K for a discussion of the fair value hierarchy classifications of our financial instruments that are not recorded at fair value.

$ in millions	Level 2	Level 3	Total estimated fair value	Carrying amount
March 31, 2021
Financial assets:
Bank loans, net	$52	$22,518	$22,570	$22,700
Financial liabilities:
Bank deposits - certificates of deposit	$—	$917	$917	$889
Senior notes payable (1)	$2,400	$—	$2,400	$2,045

September 30, 2020
Financial assets:
Bank loans, net	$72	$21,119	$21,191	$21,125
Financial liabilities:
Bank deposits - certificates of deposit	$—	$1,056	$1,056	$1,017
Senior notes payable	$2,504	$—	$2,504	$2,045
(1)    In April and May 2021, we repurchased or redeemed, as applicable, a portion of our Senior notes payable. See Note 14 for further information.

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

The following table details the amortized costs and fair values of our available-for-sale securities.

$ in millions	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2021
Agency residential MBS	$4,762	$53	$(31)	$4,784
Agency commercial MBS	1,194	10	(36)	1,168
Agency CMOs	2,193	15	(17)	2,191
Other securities	15	—	—	15
Total available-for-sale securities	$8,164	$78	$(84)	$8,158

September 30, 2020
Agency residential MBS	$4,064	$74	$(3)	$4,135
Agency commercial MBS	948	22	(1)	969
Agency CMOs	2,504	27	(1)	2,530
Other securities	15	1	—	16
Total available-for-sale securities	$7,531	$124	$(5)	$7,650

The amortized costs and fair values in the preceding table exclude $14 million and $15 million of accrued interest on available-for-sale securities as of March 31, 2021 and September 30, 2020, respectively, which was included in “Other receivables, net” on our Condensed Consolidated Statements of Financial Condition.

See Note 4 for additional information regarding the fair value of available-for-sale securities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table details the contractual maturities, amortized costs, carrying values and current yields for our available-for-sale securities.  Since our MBS and CMO available-for-sale securities are backed by mortgages, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. As a result, as of March 31, 2021, the weighted-average life of our available-for-sale securities portfolio was approximately 4 years.

	March 31, 2021
$ in millions	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency residential MBS
Amortized cost	$—	$45	$1,811	$2,906	$4,762
Carrying value	$—	$47	$1,834	$2,903	$4,784
Agency commercial MBS
Amortized cost	$42	$191	$856	$105	$1,194
Carrying value	$42	$195	$827	$104	$1,168
Agency CMOs
Amortized cost	$—	$1	$55	$2,137	$2,193
Carrying value	$—	$1	$56	$2,134	$2,191
Other securities
Amortized cost	$—	$7	$8	$—	$15
Carrying value	$—	$7	$8	$—	$15
Total available-for-sale securities
Amortized cost	$42	$244	$2,730	$5,148	$8,164
Carrying value	$42	$250	$2,725	$5,141	$8,158
Weighted-average yield	2.10%	2.14%	1.27%	1.03%	1.15%

The following table details the gross unrealized losses and fair values of securities that were in a loss position at the reporting period end, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
$ in millions	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
March 31, 2021
Agency residential MBS	$2,772	$(31)	$—	$—	$2,772	$(31)
Agency commercial MBS	756	(36)	—	—	756	(36)
Agency CMOs	1,210	(17)	25	—	1,235	(17)
Other securities	3	—	—	—	3	—
Total	$4,741	$(84)	$25	$—	$4,766	$(84)
September 30, 2020
Agency residential MBS	$966	$(3)	$—	$—	$966	$(3)
Agency commercial MBS	177	(1)	—	—	177	(1)
Agency CMOs	410	(1)	—	—	410	(1)
Total	$1,553	$(5)	$—	$—	$1,553	$(5)

The contractual cash flows of our available-for-sale securities are guaranteed by the U.S. government or its agencies. At March 31, 2021, of the 242 available-for-sale securities in an unrealized loss position, 241 were in a continuous unrealized loss position for less than 12 months and one security was in a continuous unrealized loss position for greater than 12 months. We do not consider unrealized losses associated with these securities to be credit losses due to the guarantee of the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities. In addition, unrealized losses related to these available-for-sale securities are generally due to changes in market interest rates. At March 31, 2021, based on our assessment of this portfolio, we did not recognize an allowance for credit losses on our available-for-sale securities. At March 31, 2021, debt securities we held in excess of ten percent of our equity included those issued by the Federal National Home Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) with amortized costs of $5.04 billion and $2.81 billion, respectively, which also approximated the fair values of the securities.

During the three months ended March 31, 2021, there were no sales of available-for-sale securities. During the six months ended March 31, 2021, we received proceeds of $519 million, resulting in an insignificant gain, from sales of agency MBS and agency CMO available-for-sale securities. The gain that resulted from the sales was included in “Other” revenues on our

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Statements of Income and Comprehensive Income. During the three and six months ended March 31, 2020, there were no sales of available-for-sale securities.

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

	March 31, 2021			September 30, 2020
$ in millions	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate - matched book	$201	$201	$1,935	$333	$333	$2,174
Interest rate - other (1)	213	185	18,459	240	161	19,206
Foreign exchange	1	1	744	—	2	605
Other	—	4	566	—	6	608
Subtotal	415	391	21,704	573	502	22,593
Derivatives designated as hedging instruments
Interest rate	—	—	850	—	—	850
Foreign exchange	—	2	901	—	3	866
Subtotal	—	2	1,751	—	3	1,716
Total gross fair value/notional amount	415	393	$23,455	573	505	$24,309
Offset on the Condensed Consolidated Statements of Financial Condition
Counterparty netting	(66)	(66)		(40)	(40)
Cash collateral netting	(45)	(3)		(95)	(72)
Total amounts offset	(111)	(69)		(135)	(112)
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	304	324		438	393
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
Financial instruments (2)	(212)	(201)		(349)	(333)
Total	$92	$123		$89	$60

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

The following table details the gains/(losses) included in accumulated other comprehensive income (“AOCI”), net of income taxes, on derivatives designated as hedging instruments. These gains/(losses) included any amounts reclassified from AOCI to net income during the period. See Note 17 for additional information.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2021	2020	2021	2020
Interest rate (cash flow hedges)	$19	$(43)	$24	$(33)
Foreign exchange (net investment hedges)	(10)	52	(39)	39
Total gains/(losses) in AOCI, net of taxes	$9	$9	$(15)	$6

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for each of the three and six months ended March 31, 2021 and 2020. We expect to reclassify $15 million of interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is 7 years.

The following table details the gains/(losses) on derivatives not designated as hedging instruments recognized on the Condensed Consolidated Statements of Income and Comprehensive Income.

$ in millions		Three months ended March 31,		Six months ended March 31,
	Location of gain/(loss)	2021	2020	2021	2020
Interest rate	Principal transactions/other revenues	$6	$—	$10	$5
Foreign exchange	Other revenues	$(4)	$43	$(30)	$32
Other	Principal transactions	$(2)	$—	$2	$—
Other	Compensation, commissions and benefits expense	$—	$(1)	$—	$(1)

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

Our only exposure to credit risk on matched book derivatives is related to our uncollected derivative transaction fee revenues, which were insignificant as of both March 31, 2021 and September 30, 2020. We are not exposed to market risk on these derivatives due to the pass-through transaction structure described in Note 2 of our 2020 Form 10-K.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Collateralized agreements			Collateralized financings
$ in millions	Reverse repurchase agreements	Securities borrowed	Total	Repurchase agreements	Securities loaned	Total
March 31, 2021
Gross amounts of recognized assets/liabilities	$224	$227	$451	$222	$56	$278
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	224	227	451	222	56	278
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(224)	(222)	(446)	(222)	(55)	(277)
Net amounts	$—	$5	$5	$—	$1	$1
September 30, 2020
Gross amounts of recognized assets/liabilities	$207	$215	$422	$165	$85	$250
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	207	215	422	165	85	250
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(207)	(209)	(416)	(165)	(79)	(244)
Net amounts	$—	$6	$6	$—	$6	$6

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

$ in millions	March 31, 2021	September 30, 2020
Collateral we received that was available to be delivered or repledged	$3,225	$2,869
Collateral that we delivered or repledged	$886	$788

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

$ in millions	March 31, 2021	September 30, 2020
Had the right to deliver or repledge	$424	$325
Did not have the right to deliver or repledge	$65	$65
Bank loans, net pledged at the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank of Atlanta	$5,501	$5,367

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Repurchase agreements, repurchase-to-maturity transactions and securities loaned accounted for as secured borrowings

The following table presents the remaining contractual maturity of repurchase agreements and securities lending transactions accounted for as secured borrowings.

$ in millions	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
March 31, 2021
Repurchase agreements:
Government and agency obligations	$121	$—	$—	$—	$121
Agency MBS and agency CMOs	101	—	—	—	101
Total repurchase agreements	222	—	—	—	222
Securities loaned:
Equity securities	56	—	—	—	56
Total collateralized financings	$278	$—	$—	$—	$278
September 30, 2020
Repurchase agreements:
Government and agency obligations	$87	$—	$—	$—	$87
Agency MBS and agency CMOs	78	—	—	—	78
Total repurchase agreements	165	—	—	—	165
Securities loaned:
Equity securities	85	—	—	—	85
Total collateralized financings	$250	$—	$—	$—	$250

As of both March 31, 2021 and September 30, 2020, we did not have any “repurchase-to-maturity” agreements, which are repurchase agreements where a security is transferred under an agreement to repurchase and the maturity date of the repurchase agreement matches the maturity date of the underlying security.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 – BANK LOANS, NET

Bank client receivables are comprised of loans originated or purchased by RJ Bank, N.A. and include C&I loans, REIT loans, tax-exempt loans, commercial and residential real estate loans, and SBL and other loans. These receivables are collateralized by first and, to a lesser extent, second mortgages on residential or other real property, other assets of the borrower, a pledge of revenue, securities or are unsecured. See Note 2 of our 2020 Form 10-K for a discussion of accounting policies related to bank loans.

As of October 1, 2020, we adopted new accounting guidance related to the measurement of credit losses on financial instruments. See Note 2 for further information about this guidance and a discussion of our accounting policies related to our allowance for credit losses. We segregate our loan portfolio into six loan portfolio segments: C&I, CRE, REIT, tax-exempt, residential mortgage, and SBL and other. Upon adoption, we redefined certain of our portfolio segments to align with the new methodology applied in determining the allowance for credit losses. Prior-period loan portfolio segment balances have been revised to conform to the current presentation. Loan balances in the following tables are presented at amortized cost (outstanding principal balance net of unearned income and deferred expenses, which include purchase premiums, purchase discounts and net deferred origination fees and costs), except for certain held for sale loans recorded at fair value. Bank loans are presented on our Condensed Consolidated Statements of Financial Condition at amortized cost (or fair value where applicable) less the allowance for credit losses.

The following table presents the balances for both the held for sale and held for investment loan portfolios, as well as the associated percentage of each portfolio segment in RJ Bank’s total loan portfolio.

	March 31, 2021		September 30, 2020
$ in millions	Balance	%	Balance	%
C&I loans	$7,816	34%	$7,421	34%
CRE loans	2,710	12%	2,489	12%
REIT loans	1,380	6%	1,210	5%
Tax-exempt loans	1,223	5%	1,259	6%
Residential mortgage loans	5,001	21%	4,973	23%
SBL and other	4,891	21%	4,087	19%
Total loans held for investment	23,021	99%	21,439	99%
Held for sale loans	203	1%	110	1%
Total loans held for sale and investment	23,224	100%	21,549	100%
Allowance for credit losses	(345)		(354)
Bank loans, net	$22,879		$21,195
Accrued interest receivable on bank loans	$46		$45

The allowance for credit losses as of March 31, 2021 was determined using the new methodology under CECL, which was adopted on October 1, 2020. Prior periods have not been restated and were calculated under the incurred loss methodology.

Accrued interest receivables presented in the preceding table are reported in “Other receivables, net” on our Condensed Consolidated Statements of Financial Condition.

At March 31, 2021, the FHLB had a blanket lien on RJ Bank’s residential mortgage loan portfolio as security for the repayment of certain borrowings. See Note 14 of our 2020 Form 10-K for more information regarding borrowings from the FHLB.

Held for sale loans

RJ Bank originated or purchased $528 million and $1.11 billion of loans held for sale during the three and six months ended March 31, 2021, respectively, and $443 million and $1.15 billion during the three and six months ended March 31, 2020, respectively. Proceeds from the sale of these held for sale loans amounted to $207 million and $395 million during the three and six months ended March 31, 2021, respectively, and $220 million and $434 million during the three and six months ended March 31, 2020, respectively. Net gains resulting from such sales were insignificant in all periods during the three and six months ended March 31, 2021 and 2020.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Purchases and sales of loans held for investment

The following table presents purchases and sales of any loans held for investment by portfolio segment.

$ in millions	C&I loans	CRE loans	Residential mortgage loans	Total
Three months ended March 31, 2021
Purchases	$538	$—	$114	$652
Sales	$95	$—	$—	$95
Six months ended March 31, 2021
Purchases	$660	$—	$160	$820
Sales	$100	$—	$—	$100
Three months ended March 31, 2020
Purchases	$296	$5	$100	$401
Sales	$—	$—	$—	$—
Six months ended March 31, 2020
Purchases	$396	$5	$258	$659
Sales	$20	$—	$—	$20

Sales in the preceding table represent the recorded investment (i.e., net of charge-offs and discounts or premiums) of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. As more fully described in Note 2 of our 2020 Form 10-K, corporate loan sales generally occur as part of our credit management activities.

Aging analysis of loans held for investment

The following table presents information on delinquency status of our loans held for investment.

$ in millions	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual with allowance	Nonaccrual with no allowance	Current and accruing	Total loans held for investment
March 31, 2021
C&I loans	$—	$—	$—	$—	$—	$7,816	$7,816
CRE loans	—	—	—	—	13	2,697	2,710
REIT loans	—	—	—	—	—	1,380	1,380
Tax-exempt loans	—	—	—	—	—	1,223	1,223
Residential mortgage loans	1	—	1	14	4	4,982	5,001
SBL and other	—	—	—	—	—	4,891	4,891
Total loans held for investment	$1	$—	$1	$14	$17	$22,989	$23,021

September 30, 2020
C&I loans	$—	$—	$—	$2	$—	$7,419	$7,421
CRE loans	—	—	—	—	14	2,475	2,489
REIT loans	—	—	—	—	—	1,210	1,210
Tax-exempt loans	—	—	—	—	—	1,259	1,259
Residential mortgage loans	—	—	—	3	11	4,959	4,973
SBL and other	—	—	—	—	—	4,087	4,087
Total loans held for investment	$—	$—	$—	$5	$25	$21,409	$21,439

The preceding table includes $15 million at both March 31, 2021 and September 30, 2020 of nonaccrual loans which were current pursuant to their contractual terms. The table also includes CRE and residential first mortgage loan TDRs of $13 million and $14 million, respectively, at March 31, 2021 and $6 million and $15 million, respectively, at September 30, 2020.

Other real estate owned, included in “Other assets” on our Condensed Consolidated Statements of Financial Condition, was insignificant at both March 31, 2021 and September 30, 2020.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Collateral-dependent loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale of the underlying collateral. At March 31, 2021, we had $13 million of collateral-dependent CRE loans, which were fully collateralized by retail and industrial real estate, and $6 million of collateral-dependent residential loans, which were fully collateralized by single family homes. Collateral-dependent loans do not include loans to borrowers who have been granted forbearance as result of the COVID-19 pandemic or loans for which the borrower had requested a loan modification, where the request had been initiated but had not been approved or completed as of the end of the quarter. Such loans may be considered collateral-dependent after the forbearance period expires. The recorded investment in mortgage loans secured by one-to-four family residential properties for which formal foreclosure proceedings were in process was $6 million at both March 31, 2021 and September 30, 2020.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following tables present RJ Bank’s held for investment loan portfolio by year of origination and credit quality indicator as of March 31, 2021.

$ in millions	2021	2020	2019	2018	2017	Prior	Revolving loans	Total
C&I loans
Risk rating:
Pass	$312	$1,259	$1,206	$1,404	$1,043	$1,590	$649	$7,463
Special mention	—	—	43	103	—	54	2	202
Substandard	—	—	39	84	—	28	—	151
Doubtful	—	—	—	—	—	—	—	—
Total C&I loans	$312	$1,259	$1,288	$1,591	$1,043	$1,672	$651	$7,816

CRE loans
Risk rating:
Pass	$194	$435	$572	$645	$226	$209	$61	$2,342
Special mention	—	45	86	49	—	—	—	180
Substandard	—	—	32	86	8	62	—	188
Doubtful	—	—	—	—	—	—	—	—
Total CRE loans	$194	$480	$690	$780	$234	$271	$61	$2,710

REIT loans
Risk rating:
Pass	$171	$123	$115	$87	$50	$220	$364	$1,130
Special mention	—	—	28	11	39	124	21	223
Substandard	—	—	21	—	4	—	2	27
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$171	$123	$164	$98	$93	$344	$387	$1,380

Tax-exempt loans
Risk rating:
Pass	$9	$59	$123	$209	$276	$547	$—	$1,223
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$9	$59	$123	$209	$276	$547	$—	$1,223

Residential mortgage loans
Risk rating:
Pass	$836	$1,459	$788	$499	$556	$815	$18	$4,971
Special mention	—	—	—	—	—	5	—	5
Substandard	—	—	—	1	2	22	—	25
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$836	$1,459	$788	$500	$558	$842	$18	$5,001

SBL and other
Risk rating:
Pass	$6	$45	$12	$—	$—	$—	$4,828	$4,891
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total SBL and other	$6	$45	$12	$—	$—	$—	$4,828	$4,891

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

The following table presents the held for investment residential mortgage loan portfolio by FICO score and by LTV ratio at origination.

$ in millions	March 31, 2021	September 30, 2020
FICO score:
Below 600	$67	$67
600 - 699	398	363
700 - 799	3,496	3,463
800 +	1,035	1,076
FICO score not available	5	4
Total	$5,001	$4,973

LTV ratio:
Below 80%	$3,901	$3,852
80%+	1,100	1,121
Total	$5,001	$4,973

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Allowance for credit losses

The following table presents changes in the allowance for credit losses on held for investment bank loans by portfolio segment.

$ in millions	C&I loans	CRE loans	REIT loans	Tax-exempt loans	Residential mortgage loans	SBL and other	Total
Three months ended March 31, 2021
Balance at beginning of period	$198	$112	$30	$2	$33	$3	$378
Provision/(benefit) for credit losses	7	(39)	6	—	(7)	1	(32)
Net (charge-offs)/recoveries:
Charge-offs	(2)	—	—	—	—	—	(2)
Recoveries	—	—	—	—	—	—	—
Net (charge-offs)/recoveries	(2)	—	—	—	—	—	(2)
Foreign exchange translation adjustment	—	1	—	—	—	—	1
Balance at end of period	$203	$74	$36	$2	$26	$4	$345

Six months ended March 31, 2021
Balance at beginning of period	$200	$81	$36	$14	$18	$5	$354
Impact of CECL adoption	19	(11)	(9)	(12)	24	(2)	9
Provision/(benefit) for credit losses	(15)	3	9	—	(16)	1	(18)
Net (charge-offs)/recoveries:
Charge-offs	(2)	—	—	—	—	—	(2)
Recoveries	—	—	—	—	—	—	—
Net (charge-offs)/recoveries	(2)	—	—	—	—	—	(2)
Foreign exchange translation adjustment	1	1	—	—	—	—	2
Balance at end of period	$203	$74	$36	$2	$26	$4	$345

Three months ended March 31, 2020
Balance at beginning of period	$139	$36	$12	$8	$17	$4	$216
Provision/(benefit) for credit losses	58	18	26	3	1	3	109
Net (charge-offs)/recoveries:
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Net (charge-offs)/recoveries	—	—	—	—	—	—	—
Foreign exchange translation adjustment	(1)	—	—	—	—	—	(1)
Balance at end of period	$196	$54	$38	$11	$18	$7	$324

Six months ended March 31, 2020
Balance at beginning of period	$139	$34	$15	$9	$16	$5	$218
Provision/(benefit) for credit losses	58	20	23	2	2	2	$107
Net (charge-offs)/recoveries:
Charge-offs	—	—	—	—	—	—	$—
Recoveries	—	—	—	—	—	—	$—
Net (charge-offs)/recoveries	—	—	—	—	—	—	—
Foreign exchange translation adjustment	(1)	—	—	—	—	—	(1)
Balance at end of period	$196	$54	$38	$11	$18	$7	$324

The allowance for credit losses on held for investment bank loans decreased $33 million to $345 million during the three months ended March 31, 2021, primarily due to changes in macroeconomic inputs to our CECL model during the quarter, including an improved outlook for the commercial real estate and residential mortgage bank loan portfolios, partially offset by the impact of weakened equity market forecasts on the C&I and REIT loan portfolios and an increase in criticized loans. The allowance for credit losses decreased $18 million to $345 million since the adoption of CECL on October 1, 2020, largely attributable to changes in inputs to our CECL model since our October 1, 2020 adoption date, reflecting improvements in certain forecasted macroeconomic inputs, including unemployment and gross domestic product, partially offset by forecasted declines in commercial real estate values since our CECL adoption date, as well as an increase in criticized loans.

The allowance for credit losses on unfunded lending commitments, which is included in “Other payables” on our Condensed Consolidated Statements of Financial Condition, was $17 million, $20 million and $12 million at March 31, 2021, December 31, 2020 and September 30, 2020, respectively. The decrease in the allowance for credit losses on unfunded lending

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
commitments during the three months ended March 31, 2021 was primarily due to an improved outlook for commercial real estate compared with December 31, 2020. The increase in the allowance for credit losses on unfunded lending commitments as of March 31, 2021 compared with September 30, 2020 was predominantly due to the adoption impact of CECL.

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

$ in millions	March 31, 2021	September 30, 2020
Currently affiliated with the firm (1)	$1,006	$1,001
No longer affiliated with the firm (2)	10	15
Total loans to financial advisors	1,016	1,016
Allowance for credit losses	(28)	(4)
Loans to financial advisors, net	$988	$1,012
Accrued interest receivable on loans to financial advisors	$4	$4

(1) These loans were predominately current.

(2) These loans were predominately past due for a period of 180 days or more and on nonaccrual status.

The allowance for credit losses as of March 31, 2021 was determined using the CECL methodology, which we adopted on October 1, 2020. Prior periods calculated under the incurred loss methodology have not been restated. The increase in the allowance from September 30, 2020 to March 31, 2021 was primarily due to the October 1, 2020 CECL adoption, which resulted in an increase in our allowance for credit losses of $25 million. See Note 2 for further information on the CECL adoption.

Accrued interest receivables presented in the preceding table are reported in “Other receivables, net” on the Condensed Consolidated Statements of Financial Condition.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

$ in millions	Aggregate assets	Aggregate liabilities
March 31, 2021
Private Equity Interests	$48	$4
LIHTC funds	68	6
Restricted Stock Trust Fund	21	21
Total	$137	$31

September 30, 2020
Private Equity Interests	$39	$4
LIHTC funds	168	76
Restricted Stock Trust Fund	14	14
Total	$221	$94

The following table presents information about the carrying value of the assets and liabilities of the VIEs which we consolidate and which are included on our Condensed Consolidated Statements of Financial Condition. Intercompany balances are eliminated in consolidation and not reflected in the following table.

$ in millions	March 31, 2021	September 30, 2020
Assets:
Cash and cash equivalents and assets segregated pursuant to regulations	$11	$9
Other investments	46	37
Other assets	59	164
Total assets	$116	$210
Liabilities:
Other payables	$3	$76
Total liabilities	$3	$76
Noncontrolling interests	$42	$62

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

	March 31, 2021			September 30, 2020
$ in millions	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
Private Equity Interests	$7,416	$167	$77	$7,738	$96	$67
LIHTC funds	7,151	2,178	28	6,516	1,993	66
Other	357	146	9	227	136	6
Total	$14,924	$2,491	$114	$14,481	$2,225	$139

NOTE 11 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

Our goodwill and identifiable intangible assets result from various acquisitions. During the six months ended March 31, 2021, we acquired NWPS and Financo which resulted in goodwill and identifiable intangible assets. See Note 3 for additional information on these acquisitions and the related goodwill and identifiable intangible assets. See Notes 2 and 10 of our 2020 Form 10-K for additional information about our goodwill and intangible assets, including the related accounting policies.

We perform goodwill and indefinite-lived intangible asset impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value or indicate that the asset is impaired.  We performed our latest annual impairment testing for our goodwill and indefinite-lived

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
intangible asset as of January 1, 2021, our annual evaluation date, evaluating balances as of December 31, 2020. In this annual evaluation, we performed a qualitative impairment assessment for each of our reporting units that had goodwill, as well as for our indefinite-lived intangible asset.

Our qualitative assessments consider macroeconomic indicators, such as trends in equity and fixed income markets, gross domestic product, unemployment rates, interest rates, and housing markets. We also consider regulatory changes, reporting unit specific results, and changes in key personnel and strategy. Changes in these indicators, and our ability to respond to such changes, may trigger the need for impairment testing at a point other than our annual assessment date. Based upon the outcome of these qualitative assessments, no impairment was identified. No events have occurred since such assessments that would cause us to update this impairment testing.

NOTE 12 – LEASES

The following table presents the balances related to our leases on our Condensed Consolidated Statements of Financial Condition. The weighted-average remaining lease term and discount-rate for our leases was 5.7 years and 3.80%, respectively, as of March 31, 2021. See Note 2 of our 2020 Form 10-K for a discussion of our accounting policies related to leases.

$ in millions	March 31, 2021	September 30, 2020
ROU assets (included in Other assets)	$348	$321
Lease liabilities (included in Other payables)	$376	$345

Lease expense

The following table details the components of lease expense, which is included in “Occupancy and equipment” expense on our Condensed Consolidated Statements of Income and Comprehensive Income. Lease expense is recognized on a straight-line basis over the lease term if the ROU asset has not been impaired or abandoned.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2021	2020	2021	2020
Lease costs	$27	23	$54	46
Variable lease costs	$7	4	$13	12

Variable lease costs in the preceding table include payments for common area maintenance charges and other variable costs that are not reflected in the measurement of ROU assets and lease liabilities.

Lease liabilities

The maturities by fiscal year of our lease liabilities as of March 31, 2021 are presented in the following table.

$ in millions
Remainder of 2021	$47
2022	96
2023	77
2024	58
2025	43
Thereafter	102
Gross lease payments	423
Less: interest	(47)
Present value of lease liabilities	$376

Lease payments in the preceding table exclude $123 million of legally binding minimum lease payments for leases signed but not yet commenced. These leases are estimated to commence between fiscal year 2021 and 2022 with lease terms ranging from one year to 11 years.

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

	March 31, 2021		September 30, 2020
$ in millions	Balance	Weighted-average rate	Balance	Weighted-average rate
Savings and money market accounts	$28,180	0.01%	$25,604	0.01%
Certificates of deposit	889	1.91%	1,017	1.94%
NOW accounts	163	1.84%	156	1.92%
Demand deposits (non-interest-bearing)	22	—	24	—
Total bank deposits	$29,254	0.08%	$26,801	0.09%

Total bank deposits in the preceding table exclude affiliate deposits of $185 million at both March 31, 2021 and September 30, 2020, all of which were held in a deposit account at RJ Bank, N.A. on behalf of RJF.

Savings and money market accounts in the preceding table consist primarily of deposits that are cash balances swept to RJ Bank, N.A. from the client investment accounts maintained at Raymond James & Associates, Inc. (“RJ&A”). These balances are held in Federal Deposit Insurance Corporation (“FDIC”)-insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”). The aggregate amount of individual time deposit account balances that exceeded the FDIC insurance limit at March 31, 2021 was approximately $23 million.

The following table sets forth the scheduled maturities of certificates of deposit.

	March 31, 2021		September 30, 2020
$ in millions	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
Three months or less	$31	$14	$59	$76
Over three through six months	12	21	26	18
Over six through twelve months	25	159	19	26
Over one through two years	58	161	43	206
Over two through three years	67	171	67	170
Over three through four years	7	150	37	165
Over four through five years	9	4	7	98
Total certificates of deposit	$209	$680	$258	$759

Interest expense on deposits, excluding interest expense related to affiliate deposits, is summarized in the following table.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2021	2020	2021	2020
Savings, money market, and NOW accounts	$2	$6	$3	$18
Certificates of deposit	4	6	9	10
Total interest expense on deposits	$6	$12	$12	$28

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14 – SENIOR NOTES PAYABLE

The following table summarizes our senior notes payable.

$ in millions	March 31, 2021	September 30, 2020
5.625% senior notes, due 2024	$250	$250
3.625% senior notes, due 2026	500	500
4.65% senior notes, due 2030	500	500
4.95% senior notes, due 2046	800	800
Total principal amount	2,050	2,050
Unaccreted premium/(discount)	9	10
Unamortized debt issuance costs	(14)	(15)
Total senior notes payable	$2,045	$2,045

In March 2012, we sold in a registered underwritten public offering $250 million in aggregate principal amount of 5.625% senior notes due April 2024. In July 2016, we sold in a registered underwritten public offering $500 million in aggregate principal amount of 3.625% senior notes due September 2026. Interest on these senior notes was payable semi-annually. In April and May 2021, we repurchased or redeemed, as applicable, all of the outstanding 5.625% senior notes due April 2024 and 3.625% senior notes due September 2026. See the discussion of the tender offers and redemptions of such senior notes described below.

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

In July 2016, we sold in a registered underwritten public offering $300 million in aggregate principal amount of 4.95% senior notes due July 2046. In May 2017, we reopened the offering and sold, in a registered underwritten public offering, an additional $500 million in aggregate principal amount of 4.95% senior notes due July 2046. These additional senior notes were consolidated, formed into a single series, and are fully fungible with the $300 million in aggregate principal amount of 4.95% senior notes issued in July 2016. Interest on these senior notes is payable semi-annually. We may redeem some or all of these senior notes at any time prior to their maturity, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the redemption date at a discount rate equal to a designated U.S. Treasury rate, plus 45 basis points, plus accrued and unpaid interest thereon to the redemption date.

Senior notes offering

In April 2021, we sold in a registered underwritten public offering $750 million in aggregate principal amount of 3.75% senior notes due April 2051. Interest on these senior notes is payable semi-annually. We may redeem some or all of these senior notes at any time prior to October 1, 2050, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the redemption date at a discount rate equal to a designated U.S. Treasury rate, plus 20 basis points; and on or after October 1, 2050, at 100% of the principal amount of the notes redeemed; plus, in each case, accrued and unpaid interest thereon to the redemption date. These senior notes will be reflected on our Condensed Consolidated Statement of Financial Condition beginning in our third fiscal quarter of 2021.

Tender offers and redemptions of certain senior notes

Concurrently with the launch of our offering of $750 million in aggregate principal amount of 3.75% senior notes due April 2051, we commenced cash tender offers (the “Tender Offers”) for any and all of our outstanding 5.625% senior notes due 2024 and 3.625% senior notes due 2026 (the “Existing Notes”), pursuant to which we repurchased an aggregate of $332 million outstanding Existing Notes for an aggregate purchase price of $373 million. The Tender Offers expired on April 14, 2021.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
In addition, on April 1, 2021, we issued notices of redemption to holders of the Existing Notes pursuant to the indentures governing such notes, to redeem any Existing Notes that remained outstanding following the closing of the Tender Offers. On May 3, 2021, we redeemed the remaining outstanding balance of the Existing Notes of $418 million for an aggregate redemption price of $473 million.

These repurchases and redemptions were funded with the net proceeds from our offering of 3.75% senior notes due April 2051 and cash on hand and will result in a charge of approximately $97 million as a loss on extinguishment of debt, comprised of make-whole premiums and unamortized debt issuance costs, which will be included on our Condensed Consolidated Statement of Income and Comprehensive Income in our third fiscal quarter of 2021.

NOTE 15 – INCOME TAXES

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

Effective tax rate

Our effective income tax rate was 21.2% for the six months ended March 31, 2021, which was lower than the 22.2% effective tax rate for fiscal year 2020. The decrease in the effective income tax rate was primarily due to an increase in valuation gains associated with our company-owned life insurance policies which are not subject to tax.

Uncertain tax positions

Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is reasonably possible that the Company’s uncertain tax position liability balance may decrease within the next 12 months by up to $8 million as a result of the expiration of statutes of limitations and the completion of tax authorities’ examinations.

NOTE 16 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Underwriting commitments

In the normal course of business, we enter into commitments for debt and equity underwritings. As of March 31, 2021, we had five such open underwriting commitments, which were subsequently settled in open market transactions and did not result in significant losses.

Lending commitments and other credit-related financial instruments

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding.

$ in millions	March 31, 2021	September 30, 2020
Open-end consumer lines of credit (primarily SBL)	$14,300	$12,148
Commercial lines of credit	$1,740	$1,482
Unfunded loan commitments	$532	$532
Standby letters of credit	$27	$33

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

Because many of RJ Bank’s lending commitments expire without being funded in whole or in part, the contractual amounts are not estimates of our actual future credit exposure or future liquidity requirements. The allowance for credit losses calculated under CECL provides for potential losses related to the unfunded lending commitments. See Notes 2 and 8 for further discussion of this allowance for credit losses related to unfunded lending commitments.

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

Investment commitments

We had unfunded commitments to various investments, including private equity investments and certain RJ Bank investments, of $38 million as of March 31, 2021.

Other commitments

Raymond James Tax Credit Funds, Inc. (“RJTCF”) sells investments in project partnerships to various LIHTC funds, which have third-party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells investments in project partnerships to LIHTC funds within 90 days of their acquisition. Until such investments are sold to LIHTC funds, RJTCF is responsible for funding investment commitments to such partnerships. As of March 31, 2021, RJTCF had committed approximately $178 million to project partnerships that had not yet been sold to LIHTC funds. Because we expect to sell these project partnerships to LIHTC funds and the equity funding events arise over future periods, the contractual commitments are not expected to materially impact our future liquidity requirements. RJTCF may also make short-term loans or advances to project partnerships and LIHTC funds.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency MBS. See Note 2 of our 2020 Form 10-K for further discussion of these activities.  At March 31, 2021, we had $263 million of principal amount of outstanding forward MBS purchase commitments, which were expected to be purchased within 90 days following commitment.  In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and the date of sale of the MBS, we enter into TBA security contracts with investors for generic MBS at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the MBS differs significantly from the term and notional amount of the TBA security contract to which we entered.  These TBA securities and related purchase commitments are accounted for at fair value. As of March 31, 2021, the fair value of the TBA securities and the estimated fair value of the purchase commitments were insignificant.

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

We guarantee the debt of one of our private equity investments. The amount of such debt, including the undrawn portion of a revolving credit facility, was $13 million as of March 31, 2021. The debt, which matures in 2022, is secured by substantially all of the assets of the borrower.

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

There are certain matters for which we are unable to estimate the upper end of the range of reasonably possible loss. With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss as of March 31, 2021, we estimated the upper end of the range of reasonably possible aggregate loss to be approximately $180 million in excess of the aggregate accruals for such matters.  Refer to Note 2 of our 2020 Form 10-K for a discussion of our criteria for recognizing liabilities for contingencies.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

All of the components of other comprehensive income (“OCI”), net of tax, were attributable to RJF. The following table presents the net change in AOCI as well as the changes, and the related tax effects, of each component of AOCI.

$ in millions	Net investment hedges	Currency translations	Subtotal: net investment hedges and currency translations	Available- for-sale securities	Cash flow hedges	Total
Three months ended March 31, 2021
AOCI as of beginning of period	$86	$(93)	$(7)	$72	$(48)	$17
OCI:
OCI before reclassifications and taxes	(13)	12	(1)	(102)	22	(81)
Amounts reclassified from AOCI, before tax	—	—	—	—	4	4
Pre-tax net OCI	(13)	12	(1)	(102)	26	(77)
Income tax effect	3	—	3	26	(7)	22
OCI for the period, net of tax	(10)	12	2	(76)	19	(55)
AOCI as of end of period	$76	$(81)	$(5)	$(4)	$(29)	$(38)

Six months ended March 31, 2021
AOCI as of beginning of period	$115	$(140)	$(25)	$89	$(53)	$11
OCI:
OCI before reclassifications and taxes	(51)	57	6	(120)	25	(89)
Amounts reclassified from AOCI, before tax	—	2	2	(5)	8	5
Pre-tax net OCI	(51)	59	8	(125)	33	(84)
Income tax effect	12	—	12	32	(9)	35
OCI for the period, net of tax	(39)	59	20	(93)	24	(49)
AOCI as of end of period	$76	$(81)	$(5)	$(4)	$(29)	$(38)

Three months ended March 31, 2020
AOCI as of beginning of period	$97	$(113)	$(16)	$20	$(9)	$(5)
OCI:
OCI before reclassifications and taxes	69	(78)	(9)	85	(58)	18
Amounts reclassified from AOCI, before tax	—	—	—	—	—	—
Pre-tax net OCI	69	(78)	(9)	85	(58)	18
Income tax effect	(17)	—	(17)	(22)	15	(24)
OCI for the period, net of tax	52	(78)	(26)	63	(43)	(6)
AOCI as of end of period	$149	$(191)	$(42)	$83	$(52)	$(11)

Six months ended March 31, 2020
AOCI as of beginning of period	$110	$(135)	$(25)	$21	$(19)	$(23)
OCI:
OCI before reclassifications and taxes	52	(56)	(4)	83	(44)	35
Amounts reclassified from AOCI, before tax	—	—	—	—	—	—
Pre-tax net OCI	52	(56)	(4)	83	(44)	35
Income tax effect	(13)	—	(13)	(21)	11	(23)
OCI for the period, net of tax	39	(56)	(17)	62	(33)	12
AOCI as of end of period	$149	$(191)	$(42)	$83	$(52)	$(11)

Reclassifications from AOCI to net income, excluding taxes, for the three and six months ended March 31, 2021 were primarily recorded in “Other” revenue and “Interest expense” on the Condensed Consolidated Statements of Income and Comprehensive Income.

Our net investment hedges and cash flow hedges relate to our derivatives associated with RJ Bank’s business operations. See Note 2 of our 2020 Form 10-K and Note 6 for additional information on these derivatives.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 18 – REVENUES

The following tables present our sources of revenues by segment. For further information about our significant accounting policies related to revenue recognition, see Note 2 of our 2020 Form 10-K. See Note 23 of this Form 10-Q for additional information on our segment results.

	Three months ended March 31, 2021
$ in millions	Private Client Group	Capital Markets	Asset Management	RJ Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$979	$—	$201	$—	$(7)	$1,173
Brokerage revenues:
Securities commissions:
Mutual and other fund products	183	1	3	—	(1)	186
Insurance and annuity products	109	—	—	—	—	109
Equities, exchange-traded funds (“ETFs”) and fixed income products	108	40	—	—	—	148
Subtotal securities commissions	400	41	3	—	(1)	443
Principal transactions (1)	13	135	—	—	—	148
Total brokerage revenues	413	176	3	—	(1)	591
Account and services fees:
Mutual fund and annuity service fees	99	—	—	—	—	99
RJBDP fees	63	1	—	—	(45)	19
Client account and other fees	42	2	5	—	(8)	41
Total account and service fees	204	3	5	—	(53)	159
Investment banking:
Merger & acquisition and advisory	—	122	—	—	—	122
Equity underwriting	16	67	—	—	—	83
Debt underwriting	—	37	—	—	—	37
Total investment banking	16	226	—	—	—	242
Other:
Tax credit fund revenues	—	24	—	—	—	24
All other (1)	8	1	—	5	6	20
Total other	8	25	—	5	6	44
Total non-interest revenues	1,620	430	209	5	(55)	2,209
Interest income (1)	30	5	—	165	—	200
Total revenues	1,650	435	209	170	(55)	2,409
Interest expense	(3)	(2)	—	(10)	(22)	(37)
Net revenues	$1,647	$433	$209	$160	$(77)	$2,372

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended March 31, 2021
$ in millions	Private Client Group	Capital Markets	Asset Management	RJ Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,864	$2	$389	$—	$(15)	$2,240
Brokerage revenues:
Securities commissions:
Mutual and other fund products	331	3	5	—	(2)	337
Insurance and annuity products	207	—	—	—	—	207
Equities, ETFs and fixed income products	203	77	—	—	—	280
Subtotal securities commissions	741	80	5	—	(2)	824
Principal transactions (1)	25	269	—	1	—	295
Total brokerage revenues	766	349	5	1	(2)	1,119
Account and services fees:
Mutual fund and annuity service fees	193	—	—	—	—	193
RJBDP fees	127	1	—	—	(88)	40
Client account and other fees	74	4	9	—	(16)	71
Total account and service fees	394	5	9	—	(104)	304
Investment banking:
Merger & acquisition and advisory	—	271	—	—	—	271
Equity underwriting	22	127	—	—	—	149
Debt underwriting	—	83	—	—	—	83
Total investment banking	22	481	—	—	—	503
Other:
Tax credit fund revenues	—	40	—	—	—	40
All other (1)	13	4	1	14	28	60
Total other	13	44	1	14	28	100
Total non-interest revenues	3,059	881	404	15	(93)	4,266
Interest income (1)	60	8	—	333	2	403
Total revenues	3,119	889	404	348	(91)	4,669
Interest expense	(5)	(4)	—	(21)	(45)	(75)
Net revenues	$3,114	$885	$404	$327	$(136)	4,594

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

At March 31, 2021 and September 30, 2020, net receivables related to contracts with customers were $357 million and $342 million, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 19 – INTEREST INCOME AND INTEREST EXPENSE

The following table details the components of interest income and interest expense.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2021	2020	2021	2020
Interest income:
Cash and cash equivalents	$2	$16	$6	$33
Assets segregated pursuant to regulations	5	11	8	22
Available-for-sale securities	21	19	44	37
Brokerage client receivables	19	21	37	48
Bank loans, net of unearned income and deferred expenses	142	198	287	404
All other	11	20	21	38
Total interest income	$200	$285	$403	$582
Interest expense:
Bank deposits	$6	$12	$12	$28
Brokerage client payables	1	3	2	6
Other borrowings	5	5	10	10
Senior notes payable	24	19	48	37
All other	1	4	3	13
Total interest expense	37	43	75	94
Net interest income	163	242	328	488
Bank loan (provision)/benefit for credit losses	32	(109)	18	(107)
Net interest income after bank loan (provision)/benefit for credit losses	$195	$133	$346	$381

Interest expense related to bank deposits in the preceding table excludes interest expense associated with affiliate deposits, which has been eliminated in consolidation.
NOTE 20 – SHARE-BASED COMPENSATION

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

During the three and six months ended March 31, 2021, we granted approximately 150 thousand and 1.5 million RSUs, respectively, to employees and outside members of our Board of Directors with a weighted-average grant-date fair value of $116.73 and $93.63, respectively. For the three and six months ended March 31, 2021, total compensation expense for RSUs granted to our employees and members of our Board of Directors was $30 million and $71 million, respectively, compared with $27 million and $67 million for the three and six months ended March 31, 2020, respectively.

As of March 31, 2021, there were $231 million of total pre-tax compensation costs not yet recognized (net of estimated forfeitures) related to RSUs granted to employees and members of our Board of Directors, including those granted during the six months ended March 31, 2021. These costs are expected to be recognized over a weighted-average period of 3.2 years.

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

RJF and RJ Bank, N.A. are required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 capital to average assets (as defined), and under rules defined under the Basel III capital framework, Common equity Tier 1 capital (“CET1”) to risk-weighted assets. RJF and RJ Bank, N.A. each calculate these ratios under the Basel III standardized approach in order to assess compliance with both regulatory requirements and their internal capital policies.  In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. As of March 31, 2021, both RJF’s and RJ Bank, N.A.’s capital levels exceeded the capital conservation buffer requirement and were each categorized as “well-capitalized.”

For further discussion of regulatory capital requirements applicable to certain of our businesses and subsidiaries, see Note 22 of our 2020 Form 10-K.

To meet requirements for capital adequacy purposes or to be categorized as “well-capitalized,” RJF must maintain minimum CET1, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJF as of March 31, 2021:
CET1	$6,787	23.6%	$1,296	4.5%	$1,872	6.5%
Tier 1 capital	$6,787	23.6%	$1,728	6.0%	$2,304	8.0%
Total capital	$7,120	24.7%	$2,304	8.0%	$2,880	10.0%
Tier 1 leverage	$6,787	12.2%	$2,218	4.0%	$2,773	5.0%

RJF as of September 30, 2020:
CET1	$6,490	24.2%	$1,208	4.5%	$1,744	6.5%
Tier 1 capital	$6,490	24.2%	$1,610	6.0%	$2,147	8.0%
Total capital	$6,804	25.4%	$2,147	8.0%	$2,684	10.0%
Tier 1 leverage	$6,490	14.2%	$1,824	4.0%	$2,280	5.0%

As of March 31, 2021 RJF’s Tier 1 and Total capital ratios declined compared to September 30, 2020, primarily resulting from an increase in risk-weighted assets, partially offset by an increase in equity due to positive earnings, net of dividends and share repurchases. The increase in risk-weighted assets was primarily driven by increases in our loan portfolio and market risk-equivalent assets. RJF’s Tier 1 leverage ratio at March 31, 2021 decreased compared to September 30, 2020 due to increased average assets, driven by higher assets segregated pursuant to regulations due to an increase in client cash in the Client Interest Program (“CIP”), as well as growth in available-for-sale securities and loans. Our regulatory capital ratios as of March 31, 2021 were also negatively impacted by the increase in goodwill and intangible assets arising from our acquisitions of NWPS and Financo. See Note 3 for additional information on our fiscal 2021 acquisitions.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
To meet the requirements for capital adequacy or to be categorized as “well-capitalized,” RJ Bank, N.A. must maintain CET1, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJ Bank, N.A. as of March 31, 2021:
CET1	$2,442	13.1%	$838	4.5%	$1,210	6.5%
Tier 1 capital	$2,442	13.1%	$1,117	6.0%	$1,489	8.0%
Total capital	$2,676	14.4%	$1,489	8.0%	$1,862	10.0%
Tier 1 leverage	$2,442	7.5%	$1,296	4.0%	$1,620	5.0%

RJ Bank, N.A. as of September 30, 2020:
CET1	$2,279	13.0%	$788	4.5%	$1,138	6.5%
Tier 1 capital	$2,279	13.0%	$1,051	6.0%	$1,401	8.0%
Total capital	$2,500	14.3%	$1,401	8.0%	$1,751	10.0%
Tier 1 leverage	$2,279	7.7%	$1,183	4.0%	$1,479	5.0%

RJ Bank, N.A.’s Tier 1 capital and Total capital ratios at March 31, 2021 increased compared to September 30, 2020, due to positive earnings, partially offset by growth in loans and available-for-sale securities. RJ Bank, N.A.’s Tier 1 leverage ratio at March 31, 2021 decreased compared to September 30, 2020, due to increased average assets, driven by the growth in available-for-sale securities and loans.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. The following table presents the net capital position of RJ&A.

$ in millions	March 31, 2021	September 30, 2020
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	61.5%	48.0%
Net capital	$1,644	$1,245
Less: required net capital	(53)	(52)
Excess net capital	$1,591	$1,193

As of March 31, 2021, Raymond James Financial Services, Inc. (“RJFS”), Raymond James Ltd. (“RJ Ltd.”), RJ Trust and all of our other active regulated domestic and international subsidiaries were in compliance with and exceeded all applicable capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 22 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share.

	Three months ended March 31,		Six months ended March 31,
in millions, except per share amounts	2021	2020	2021	2020
Income for basic earnings per common share:
Net income	$355	$169	$667	$437
Less allocation of earnings and dividends to participating securities	—	—	(1)	(1)
Net income attributable to RJF common shareholders	$355	$169	$666	$436
Income for diluted earnings per common share:
Net income	$355	$169	$667	$437
Less allocation of earnings and dividends to participating securities	—	—	(1)	(1)
Net income attributable to RJF common shareholders	$355	$169	$666	$436
Common shares:
Average common shares in basic computation	137.8	138.4	137.3	138.4
Dilutive effect of outstanding stock options and certain RSUs	3.4	2.7	3.1	2.9
Average common shares used in diluted computation	141.2	141.1	140.4	141.3
Earnings per common share:
Basic	$2.58	$1.22	$4.85	$3.15
Diluted	$2.51	$1.20	$4.74	$3.09
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	0.1	0.7	0.2	0.6

The allocation of earnings and dividends to participating securities in the preceding table represents dividends paid during the period to participating securities, consisting of certain RSUs, plus an allocation of undistributed earnings to such participating securities. Participating securities and related dividends paid on these participating securities were insignificant for the three and six months ended March 31, 2021 and 2020.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are detailed in the following table for each respective period.

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Dividends per common share - declared	$0.39	$0.37	$0.78	$0.74
Dividends per common share - paid	$0.39	$0.37	$0.76	$0.71

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents information concerning operations in these segments.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2021	2020	2021	2020
Net revenues:
Private Client Group	$1,647	$1,495	$3,114	$2,909
Capital Markets	433	290	885	558
Asset Management	209	184	404	368
RJ Bank	160	210	327	426
Other	(12)	(44)	(8)	(52)
Intersegment eliminations	(65)	(67)	(128)	(132)
Total net revenues	$2,372	$2,068	$4,594	$4,077
Pre-tax income/(loss):
Private Client Group	$192	$170	$332	$323
Capital Markets	105	28	234	57
Asset Management	87	73	170	146
RJ Bank	111	14	182	149
Other	(48)	(46)	(72)	(77)
Total pre-tax income	$447	$239	$846	$598

No individual client accounted for more than ten percent of revenues in any of the periods presented.

The following table presents our net interest income on a segment basis.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2021	2020	2021	2020
Net interest income/(expense):
Private Client Group	$27	$38	$55	$79
Capital Markets	3	4	4	6
Asset Management	—	—	—	1
RJ Bank	155	205	312	415
Other	(22)	(5)	(43)	(13)
Net interest income	$163	$242	$328	$488
The following table presents our total assets on a segment basis.

$ in millions	March 31, 2021	September 30, 2020
Total assets:
Private Client Group	$18,338	$12,574
Capital Markets	2,334	2,336
Asset Management	369	380
RJ Bank	33,010	30,356
Other	2,015	1,836
Total	$56,066	$47,482

The following table presents goodwill, which was included in our total assets, on a segment basis.

$ in millions	March 31, 2021	September 30, 2020
Goodwill:
Private Client Group (1)	$417	$277
Capital Markets (2)	150	120
Asset Management	69	69
Total	$636	$466

(1)    The balance includes $139 million of goodwill arising from our acquisition of NWPS in December 2020.
(2)    The balance includes a provisional estimate of $30 million of goodwill arising from our acquisition of Financo in March 2021.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
We have operations in the U.S., Canada and Europe. Substantially all long-lived assets are located in the U.S.  The following table presents our net revenues and pre-tax income classified by major geographic area in which they were earned.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2021	2020	2021	2020
Net revenues:
U.S.	$2,194	$1,920	$4,273	$3,795
Canada	130	112	235	207
Europe	48	36	86	75
Total	$2,372	$2,068	$4,594	$4,077
Pre-tax income/(loss):
U.S.	$415	$227	$812	$579
Canada	25	13	26	21
Europe	7	(1)	8	(2)
Total	$447	$239	$846	$598

The following table presents our total assets by major geographic area in which they were held.

$ in millions	March 31, 2021	September 30, 2020
Total assets:
U.S.	$52,349	$44,090
Canada	3,581	3,260
Europe	136	132
Total	$56,066	$47,482

The following table presents goodwill, which was included in our total assets, classified by major geographic area in which it was held.

$ in millions	March 31, 2021	September 30, 2020
Goodwill:
U.S. (1)	$602	$433
Canada	25	24
Europe	9	9
Total	$636	$466

(1)    The balance includes $139 million of goodwill arising from our acquisition of NWPS in December 2020 and a provisional estimate of $30 million of goodwill arising from our acquisition of Financo in March 2021.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

FACTORS AFFECTING “FORWARD-LOOKING STATEMENTS”

Certain statements made in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning future strategic objectives, business prospects, anticipated savings, financial results (including expenses, earnings, liquidity, cash flow and capital expenditures), industry or market conditions, demand for and pricing of our products, acquisitions and divestitures, anticipated results of litigation, regulatory developments, effects of accounting pronouncements, and general economic conditions.  In addition, words such as “believes,” “expects,” “anticipates,” “estimates,” “projects,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. Forward-looking statements are not guarantees, and they involve risks, uncertainties and assumptions.  Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from those expressed in the forward-looking statements.  We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in our filings with the SEC from time to time, including our most recent Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q, which are available at www.raymondjames.com and the SEC’s website at www.sec.gov. We expressly disclaim any obligation to update any forward-looking statement in the event it later turns out to be inaccurate, whether as a result of new information, future events or otherwise.

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

EXECUTIVE OVERVIEW

Quarter ended March 31, 2021 compared with the quarter ended March 31, 2020

Net revenues of $2.37 billion increased $304 million, or 15%. Pre-tax income of $447 million increased $208 million, or 87%, and our net income of $355 million increased $186 million, or 110%. Our earnings per diluted share were $2.51, reflecting a 109% increase. Our annualized return on equity (“ROE”) during the quarter was 19.0%, compared with 9.9% in the prior-year quarter, and annualized return on tangible common equity (“ROTCE”) was 21.2% (1), compared with 10.8% (1) for the prior-year quarter. Client assets under administration increased to $1.09 trillion as of March 31, 2021.

The $304 million increase in net revenues compared with the prior-year quarter was primarily driven by higher asset management and related administrative fees, largely attributable to higher PCG assets in fee-based accounts, as well as strong investment banking and brokerage revenues, which also increased compared with the prior-year quarter. Revenues in the current-year quarter also included $8 million of private equity valuation gains, compared with losses in the prior-year quarter of $39 million of which $22 million were attributable to noncontrolling interests and were offset in other expenses. Offsetting these increases was the negative impact of lower short-term interest rates on our net interest income and RJBDP fees from third-party banks.

(1)    “ROTCE” is a non-GAAP financial measure. Please see the “Reconciliation of non-GAAP financial measures to GAAP financial measures” in this MD&A for a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure, and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Compensation, commissions and benefits expense increased $226 million, or 16%, primarily resulting from the growth in revenues and pre-tax earnings compared with the prior-year quarter. Our compensation ratio, or the ratio of compensation, commissions and benefits expense to net revenues, increased to 69.5%, compared with 68.8% for the prior-year quarter, primarily due to a change in the composition of net revenues compared with the prior-year quarter, as revenues that are directly compensable (i.e., asset management and related administrative fees, brokerage revenues and investment banking revenues) increased, while revenues that are not directly compensable (i.e., net interest income and RJBDP fees from third-party banks) declined.

Non-compensation expenses decreased $130 million, or 32%, primarily due to a $141 million decrease in the bank loan provision for credit losses, which was a benefit of $32 million in the current-year quarter computed under the CECL methodology compared with a provision of $109 million in the prior-year quarter computed under the incurred loss methodology. Business development expenses also decreased, primarily due to lower travel and event-related expenses as a result of the COVID-19 pandemic. Other expenses increased, primarily due to the aforementioned private equity valuation losses in the prior-year quarter that were attributable to noncontrolling interests and were offset within other expenses.

Our effective income tax rate was 20.6% for our fiscal second quarter of 2021, a decrease compared with the 29.3% effective income tax rate for the prior-year quarter, primarily due to valuation gains associated with our company-owned life insurance policies which are not subject to tax, compared with valuation losses on such policies in the prior-year quarter.

The firm ended our fiscal second quarter of 2021 with capital ratios well in excess of regulatory requirements and substantial liquidity, with approximately $1.7 billion (1) of cash at the parent company. Pursuant to our Board of Directors’ share repurchase authorization, we repurchased 500,000 shares of common stock during our fiscal second quarter for $60 million at an average price of approximately $120 per share, leaving $680 million of availability remaining under the authorization as of March 31, 2021. We expect to continue share repurchases during the second half of fiscal 2021, for total repurchases throughout the fiscal year of at least $200 million to offset share-based compensation dilution. We also expect to continue to be opportunistic in deploying our capital in future quarters, through a combination of organic growth, additional share repurchases and acquisitions, such as the NWPS and Financo acquisitions announced and completed during fiscal 2021.

During the quarter, we announced a $750 million 30-year senior notes offering at 3.75%, which closed at the beginning of our fiscal third quarter of 2021. We utilized the proceeds from the offering and cash on hand to early-redeem our existing $250 million of 5.625% senior notes due 2024 and our $500 million of 3.625% senior notes due 2026, which were outstanding as of March 31, 2021. We expect to record a loss on the early-extinguishment of the existing notes approximating $97 million during our fiscal third quarter of 2021.

Our results for our fiscal second quarter of 2021 were strong and we remain well-positioned entering our fiscal third quarter, with strong capital ratios, over $1 trillion of client assets under administration, a 7% increase in PCG fee-based accounts as of March 31, 2021 compared with December 31, 2021, which provides a tailwind for our fiscal third quarter asset management and related administrative fees, and a strong investment banking backlog. However, we expect to continue to face headwinds from lower short-term interest rates due to the impact of the 150 basis point reduction by the Federal Reserve of its benchmark short-term interest rate in March 2020. In addition, there is still economic uncertainty resulting from the COVID-19 pandemic, as well as a new federal government administration. As a result, we may experience volatility of brokerage revenues and investment banking revenues, which may negatively impact our ability to sustain the current quarter revenue levels in future periods. Although our results during the quarter were positively impacted by a benefit for credit losses related to our bank loan portfolio, net loan growth and/or future market deterioration could result in increased provisions in future quarters. In addition, we expect that business development expenses will increase over the next several quarters, as COVID-19 vaccination rates increase and business and event-related travel resumes.

A summary of our financial results by segment as compared to the prior-year quarter is as follows:

•PCG segment net revenues of $1.65 billion increased 10% and pre-tax income of $192 million increased 13%.  The $152 million increase in net revenues was primarily attributable to an increase in asset management fees due to higher assets in fee-based accounts at the beginning of the current-year quarter and higher brokerage revenues, partially offset by decreases in RJBDP fees from third-party banks and net interest income due to lower short-term interest rates. Non-interest expenses increased $130 million, or 10%, primarily resulting from an increase in compensation expenses largely due to the growth in compensable net revenues.

(1)    For additional information, please see the “Liquidity and capital resources - Sources of liquidity” section in this MD&A.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

•Capital Markets net revenues of $433 million increased 49% and pre-tax income of $105 million increased 275%. The $143 million increase in net revenues was primarily due to an increase in investment banking revenues from both mergers & acquisition activity and underwriting activity, as well as growth in fixed income brokerage revenues. Non-interest expenses increased $66 million, or 25%, due to higher compensation expenses, primarily attributable to the increase in revenues, partially offset by a decrease in business development expenses.

•Asset Management segment net revenues of $209 million increased 14% and pre-tax income of $87 million increased 19%. The $25 million increase in net revenues was primarily driven by net inflows into fee-based programs offered to PCG clients and by equity market appreciation. Non-interest expenses increased $11 million, or 10%, primarily due to higher compensation expenses and higher investment sub-advisory fees.

•RJ Bank net revenues of $160 million decreased 24%, while pre-tax income of $111 million increased 693%. The $50 million decrease in net revenues reflected the negative impact of lower short-term interest rates, which more than offset the growth in interest-earning assets. Non-interest expenses decreased $147 million, or 75%, primarily due to a $141 million decrease in the bank loan provision for credit losses.

•Our Other segment reflected a pre-tax loss that was $2 million larger than the loss in the prior-year quarter, due to lower interest income on corporate cash balances resulting from lower short-term interest rates, and increased interest expense due to the issuance of $500 million of senior notes in March 2020, partially offset by the impact of private equity gains in the current-quarter period compared with losses in the prior-year quarter.

Six months ended March 31, 2021 compared with the six months ended March 31, 2020

Net revenues of $4.59 billion increased $517 million, or 13%. Pre-tax income of $846 million increased $248 million, or 41%, and our net income of $667 million increased $230 million, or 53%. Our earnings per diluted share were $4.74, reflecting a 53% increase. Our annualized ROE for the six months ended March 31, 2021 was 18.1%, compared with 13.0% for the prior-year period, and annualized ROTCE was 20.1% (1), compared with 14.2% (1) for the prior-year period.

The $517 million increase in net revenues compared with the prior-year period was primarily driven by higher asset management and related administrative fees, largely attributable to higher PCG assets in fee-based accounts, as well as strong investment banking and brokerage revenues, which also increased compared with the prior-year period. Revenues in the current year also included private equity valuation gains of $32 million ($10 million attributable to noncontrolling interests), compared with $41 million of losses in the prior-year period ($23 million attributable to noncontrolling interests). Offsetting these increases was the negative impact of lower short-term interest rates on our net interest income and RJBDP fees from third-party banks.

Compensation, commissions and benefits expense increased $375 million, or 14%, primarily resulting from the growth in revenues and pre-tax earnings compared with the prior-year period. Our compensation ratio, or the ratio of compensation, commissions, and benefits expense to net revenues, increased to 68.5%, compared with 68.0% for the prior-year period, primarily due to a change in the composition of net revenues compared with the prior-year period, as revenues that are directly compensable (i.e. asset management and related administrative fees, brokerage revenues and investment banking revenues) increased, while revenues that are not directly compensable (i.e., net interest income and RJBDP fees from third-party banks) declined.

Non-compensation expenses decreased $106 million, or 15%, primarily due to a $125 million decrease in the bank loan provision for credit losses, which was a benefit of $18 million in the current year computed under the CECL methodology compared with a provision of $107 million in the prior-year period computed under the incurred loss methodology. Business development expenses also declined, primarily due to lower travel and event-related expenses as a result of the COVID-19 pandemic. Offsetting these decreases, other expenses increased, primarily due to the change in private equity valuations attributable to noncontrolling interests compared with the prior-year period.

Our effective income tax rate was 21.2% for the six months ended March 31, 2021, a decrease from 26.9% for the prior-year period, primarily due to valuation gains associated with our company-owned life insurance policies which are not subject to tax, compared with valuation losses on such policies in the prior-year period.

(1)    “ROTCE” is a non-GAAP financial measure. Please see the “Reconciliation of non-GAAP financial measures to GAAP financial measures” in this MD&A for a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Pursuant to the Board of Directors’ repurchase authorization, we repurchased 607,750 shares of common stock during the six months ended March 31, 2021 for approximately $70 million at an average price of approximately $115 per share.

A summary of our financial results by segment as compared to the prior-year period is as follows:

•PCG segment net revenues of $3.11 billion increased 7% and pre-tax income of $332 million increased 3%. The $205 million increase in net revenues was primarily attributable to an increase in asset management fees due to higher assets in fee-based accounts at the beginning of each quarterly billing period within the current-year period and higher brokerage revenues, partially offset by decreases in RJBDP fees from third-party banks and net interest income due to lower short-term interest rates. Non-interest expenses increased $196 million, or 8%, primarily resulting from an increase in compensation expenses largely due to the growth in compensable net revenues.

•Capital Markets net revenues of $885 million increased 59% and pre-tax income of $234 million increased 311%. The $327 million increase in net revenues was primarily due to an increase in investment banking revenues, particularly merger & acquisition revenues, as well as growth in fixed income brokerage revenues. Non-interest expenses increased $150 million, or 30%, due to higher compensation expenses, primarily attributable to the increase in net revenues, partially offset by a decrease in business development expenses.

•Asset Management segment net revenues of $404 million increased 10% and pre-tax income of $170 million increased 16%. The increase in net revenues was primarily driven by net inflows into fee-based programs offered to PCG clients and by equity market appreciation. Non-interest expenses increased $12 million, or 5%, due to higher investment sub-advisory fees and an increase in compensation expenses.

•RJ Bank net revenues of $327 million decreased 23%, while pre-tax income of $182 million increased 22%. The $99 million decrease in net revenues reflected the negative impact of lower short-term interest rates, which more than offset the growth in interest-earning assets. Non-interest expenses decreased $132 million, or 48%, primarily due to a $125 million decrease in the bank loan provision for credit losses.

•Our Other segment reflected a pre-tax loss that was $5 million less than the loss in the prior-year period, primarily due to the aforementioned private equity valuation gains compared with losses in the prior-year period, partially offset by lower interest income on corporate cash balances due to lower short-term interest rates, and increased interest expense due to the issuance of $500 million of senior notes in March 2020.

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

	Three months ended March 31,		Six months ended March 31,
$ in millions	2021	2020	2021	2020
Average equity	$7,478	$6,820	$7,356	$6,740
Less:
Average goodwill and identifiable intangible assets, net	851	606	767	608
Average deferred tax liabilities, net	(56)	(31)	(49)	(30)
Average tangible common equity	$6,683	$6,245	$6,638	$6,162

Return on equity	19.0%	9.9%	18.1%	13.0%
Return on tangible common equity	21.2%	10.8%	20.1%	14.2%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

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

The following table presents our consolidated and segment net revenues and pre-tax income/(loss) for the periods indicated.

	Three months ended March 31,			Six months ended March 31,
$ in millions	2021	2020	% change	2021	2020	% change
Total company
Net revenues	$2,372	$2,068	15%	$4,594	$4,077	13%
Pre-tax income	$447	$239	87%	$846	$598	41%

Private Client Group
Net revenues	$1,647	$1,495	10%	$3,114	$2,909	7%
Pre-tax income	$192	$170	13%	$332	$323	3%

Capital Markets
Net revenues	$433	$290	49%	$885	$558	59%
Pre-tax income	$105	$28	275%	$234	$57	311%

Asset Management
Net revenues	$209	$184	14%	$404	$368	10%
Pre-tax income	$87	$73	19%	$170	$146	16%

RJ Bank
Net revenues	$160	$210	(24)%	$327	$426	(23)%
Pre-tax income	$111	$14	693%	$182	$149	22%

Other
Net revenues	$(12)	$(44)	73%	$(8)	$(52)	85%
Pre-tax loss	$(48)	$(46)	(4)%	$(72)	$(77)	6%

Intersegment eliminations
Net revenues	$(65)	$(67)	NM	$(128)	$(132)	NM

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

NET INTEREST ANALYSIS

The following table presents the high, low and end of period target federal funds rates for the periods presented.

	Target federal funds rate
	Low	High	End of period
Three months ended
March 31, 2021	0.00%	0.25%	0% - 0.25%
March 31, 2020	0.00%	1.75%	0% - 0.25%
Six months ended
March 31, 2021	0.00%	0.25%	0% - 0.25%
March 31, 2020	0.00%	2.00%	0% - 0.25%

In response to macroeconomic concerns resulting from the COVID-19 pandemic, the Federal Reserve decreased its benchmark short-term interest rate in March 2020 to a range of 0-0.25%, a reduction of 150 basis points. These decreases, in addition to other interest rate cuts implemented during calendar 2019 (225 basis points in total), have negatively impacted our net interest income, as well as the fees we earn from third-party banks on client cash balances swept to such banks as part of the RJBDP which are also sensitive to changes in interest rates. The negative impact of the decline in short-term interest rates has outweighed the growth in interest-earning assets and RJBDP balances swept to third-party banks compared with the prior-year periods. We expect the current near-zero interest rate environment to continue for the remainder of fiscal 2021.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Quarter ended March 31, 2021 compared with the quarter ended March 31, 2020

	Three months ended March 31,
	2021			2020
$ in millions	Average daily balance	Interest	Annualized average rate	Average daily balance	Interest	Annualized average rate
Interest-earning assets:
Cash and cash equivalents	$5,284	$2	0.20%	$4,601	$16	1.40%
Assets segregated pursuant to regulations	10,087	5	0.18%	2,820	11	1.64%
Available-for-sale securities	7,997	21	1.08%	3,443	19	2.28%
Brokerage client receivables	2,222	19	3.36%	2,366	21	3.57%
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	7,540	48	2.56%	8,017	81	3.99%
CRE loans	2,665	17	2.54%	2,620	26	3.93%
REIT loans	1,309	8	2.50%	1,322	12	3.69%
Tax-exempt loans	1,227	8	3.35%	1,212	8	3.36%
Residential mortgage loans	5,005	34	2.72%	4,847	38	3.13%
SBL and other	4,638	26	2.23%	3,469	31	3.60%
Loans held for sale	177	1	1.89%	142	2	3.85%
Total bank loans, net	22,561	142	2.56%	21,629	198	3.67%
All other interest-earning assets	2,201	11	1.87%	2,487	20	2.96%
Total interest-earning assets	$50,352	$200	1.61%	$37,346	$285	3.06%
Interest-bearing liabilities:
Bank deposits:
Savings, money market and NOW accounts	$27,662	$2	0.02%	$22,877	$6	0.12%
Certificates of deposit	898	4	1.88%	1,094	6	2.03%
Total bank deposits	28,560	6	0.08%	23,971	12	0.24%
Brokerage client payables	11,485	1	0.02%	3,827	3	0.35%
Other borrowings	862	5	2.18%	895	5	2.23%
Senior notes payable	2,045	24	4.74%	1,556	19	4.71%
All other interest-bearing liabilities	600	1	0.88%	911	4	1.82%
Total interest-bearing liabilities	$43,552	$37	0.34%	$31,160	$43	0.56%
Net interest income		$163			$242
Firmwide net interest margin (net yield on interest-earning assets)			1.32%			2.60%
RJ Bank net interest margin			1.94%			3.02%

Nonaccrual loans are included in the average loan balances in the preceding table. Any payments received for corporate nonaccrual loans are applied entirely to principal. Interest income on residential mortgage nonaccrual loans is recognized on a cash basis.

The yield on tax-exempt loans in the preceding table is presented on a taxable-equivalent basis utilizing the applicable federal statutory rates for each of the three months ended March 31, 2021 and 2020.

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

	Three months ended March 31,
	2021 compared to 2020
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest income:
Interest-earning assets:
Cash and cash equivalents	$2	$(16)	$(14)
Assets segregated pursuant to regulations	30	(36)	(6)
Available-for-sale securities	26	(24)	2
Brokerage client receivables	(2)	—	(2)
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	(5)	(28)	(33)
CRE loans	—	(9)	(9)
REIT loans	—	(4)	(4)
Tax-exempt loans	—	—	—
Residential mortgage loans	1	(5)	(4)
SBL and other	9	(14)	(5)
Loans held for sale	1	(2)	(1)
Total bank loans, net	6	(62)	(56)
All other interest-earning assets	(4)	(5)	(9)
Total interest-earning assets	58	(143)	(85)
Interest expense:
Interest-bearing liabilities:
Bank deposits:
Savings, money market and NOW accounts	2	(6)	(4)
Certificates of deposit	(1)	(1)	(2)
Total bank deposits	1	(7)	(6)
Brokerage client payables	7	(9)	(2)
Other borrowings	—	—	—
Senior notes payable	5	—	5
All other interest-bearing liabilities	(1)	(2)	(3)
Total interest-bearing liabilities	12	(18)	(6)
Change in net interest income	$46	$(125)	$(79)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Six months ended March 31, 2021 compared with the six months ended March 31, 2020

	Six months ended March 31,
	2021			2020
$ in millions	Average daily balance	Interest	Annualized average rate	Average daily balance	Interest	Annualized average rate
Interest-earning assets:
Cash and cash equivalents	$5,500	$6	0.23%	$4,227	$33	1.55%
Assets segregated pursuant to regulations	7,954	8	0.19%	2,583	22	1.75%
Available-for-sale securities	7,735	44	1.14%	3,265	37	2.29%
Brokerage client receivables	2,152	37	3.42%	2,402	48	4.04%
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	7,537	99	2.60%	8,039	167	4.07%
CRE loans	2,623	34	2.56%	2,572	53	4.04%
REIT loans	1,272	16	2.47%	1,330	25	3.77%
Tax-exempt loans	1,232	16	3.35%	1,218	16	3.36%
Residential mortgage loans	5,003	69	2.75%	4,743	75	3.16%
SBL and other	4,460	51	2.26%	3,403	65	3.78%
Loans held for sale	159	2	2.36%	151	3	3.97%
Total bank loans, net	22,286	287	2.59%	21,456	404	3.76%
All other interest-earning assets	2,247	21	1.93%	2,511	38	2.89%
Total interest-earning assets	$47,874	$403	1.69%	$36,444	$582	3.19%
Interest-bearing liabilities:
Bank deposits:
Savings, money market and NOW accounts	$27,144	$3	0.02%	$22,260	$18	0.16%
Certificates of deposit	925	9	1.90%	937	10	2.10%
Total bank deposits	28,069	12	0.08%	23,197	28	0.24%
Brokerage client payables	9,403	2	0.04%	3,513	6	0.40%
Other borrowings	864	10	2.21%	894	10	2.23%
Senior notes payable	2,045	48	4.74%	1,553	37	4.71%
All other interest-bearing liabilities	587	3	1.01%	1,023	13	2.02%
Total interest-bearing liabilities	$40,968	$75	0.36%	$30,180	$94	0.61%
Net interest income		$328			$488
Firmwide net interest margin (net yield on interest-earning assets)			1.38%			2.69%
RJ Bank net interest margin			1.98%			3.12%

Nonaccrual loans are included in the average loan balances in the preceding table. Any payments received for corporate nonaccrual loans are applied entirely to principal. Interest income on residential mortgage nonaccrual loans is recognized on a cash basis.

The yield on tax-exempt loans in the preceding table is presented on a taxable-equivalent basis utilizing the applicable federal statutory rates for each of the six months ended March 31, 2021 and 2020.

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

	Six months ended March 31,
	2021 compared to 2020
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest income:
Interest-earning assets:
Cash and cash equivalents	$9	$(36)	$(27)
Assets segregated pursuant to regulations	47	(61)	(14)
Available-for-sale securities	52	(45)	7
Brokerage client receivables	(5)	(6)	(11)
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	(10)	(58)	(68)
CRE loans	1	(20)	(19)
REIT loans	(1)	(8)	(9)
Tax-exempt loans	—	—	—
Residential mortgage loans	4	(10)	(6)
SBL and other	20	(34)	(14)
Loans held for sale	—	(1)	(1)
Total bank loans, net	14	(131)	(117)
All other interest-earning assets	(6)	(11)	(17)
Total interest-earning assets	111	(290)	(179)
Interest expense:
Interest-bearing liabilities:
Bank deposits:
Savings, money market and NOW accounts	4	(19)	(15)
Certificates of deposit	—	(1)	(1)
Total bank deposits	4	(20)	(16)
Brokerage client payables	13	(17)	(4)
Other borrowings	—	—	—
Senior notes payable	11	—	11
All other interest-bearing liabilities	(7)	(3)	(10)
Total interest-bearing liabilities	21	(40)	(19)
Change in net interest income	$90	$(250)	$(160)

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

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2021	2020	% change	2021	2020	% change
Revenues:
Asset management and related administrative fees	$979	$833	18%	$1,864	$1,615	15%
Brokerage revenues:
Mutual and other fund products	183	163	12%	331	307	8%
Insurance and annuity products	109	99	10%	207	200	4%
Equities, ETFs and fixed income products	121	122	(1)%	228	224	2%
Total brokerage revenues	413	384	8%	766	731	5%
Account and service fees:
Mutual fund and annuity service fees	99	88	13%	193	178	8%
RJBDP fees:
Third-party banks	19	51	(63)%	40	109	(63)%
RJ Bank	44	48	(8)%	87	95	(8)%
Client account and other fees	42	35	20%	74	64	16%
Total account and service fees	204	222	(8)%	394	446	(12)%
Investment banking	16	11	45%	22	22	—
Interest income	30	45	(33)%	60	94	(36)%
All other	8	7	14%	13	16	(19)%
Total revenues	1,650	1,502	10%	3,119	2,924	7%
Interest expense	(3)	(7)	(57)%	(5)	(15)	(67)%
Net revenues	1,647	1,495	10%	3,114	2,909	7%
Non-interest expenses:
Financial advisor compensation and benefits	1,040	915	14%	1,971	1,772	11%
Administrative compensation and benefits	260	245	6%	509	492	3%
Total compensation, commissions and benefits	1,300	1,160	12%	2,480	2,264	10%
Non-compensation expenses:
Communications and information processing	69	62	11%	131	121	8%
Occupancy and equipment	45	44	2%	88	88	—
Business development	15	24	(38)%	31	51	(39)%
Professional fees	10	9	11%	23	17	35%
All other	16	26	(38)%	29	45	(36)%
Total non-compensation expenses	155	165	(6)%	302	322	(6)%
Total non-interest expenses	1,455	1,325	10%	2,782	2,586	8%
Pre-tax income	$192	$170	13%	$332	$323	3%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Selected key metrics

PCG client asset balances

	As of
$ in billions	March 31, 2021	December 31, 2020	September 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Assets under administration (“AUA”)	$1,028.1	$974.2	$883.3	$734.0	$855.2	$798.4
Assets in fee-based accounts (1)	$567.6	$532.7	$475.3	$383.5	$444.2	$409.1
Percent of AUA in fee-based accounts	55.2%	54.7%	53.8%	52.2%	51.9%	51.2%
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

PCG assets under administration increased during the three months ended March 31, 2021 primarily due to equity market appreciation, as well as net inflows of client assets. In addition, PCG assets in fee-based accounts continued to increase as a percentage of overall PCG assets under administration due to clients’ increased preference for fee-based alternatives versus transaction-based accounts. As a result of the shift to fee-based accounts over the past several years, a larger portion of our PCG revenues are more directly impacted by market movements.

Financial advisors

	March 31, 2021	December 31, 2020	September 30, 2020	March 31, 2020
Employees	3,375	3,387	3,404	3,376
Independent contractors	4,952	4,846	4,835	4,772
Total advisors	8,327	8,233	8,239	8,148

The number of financial advisors increased compared with the prior quarter and September 30, 2020 due to recruiting of financial advisors and new trainees that were moved into production roles, partially offset by the impact of advisors who left the firm, including planned retirements, where assets are generally retained at the firm. The growth in the number of financial advisors has been impacted by a smaller training class in the current year, as well as the transfer of advisors who were previously affiliated with the firm as independent contractors or employees to our RIA & Custody Services (“RCS”) division. Advisors in RCS are not included in the financial advisor count, although their assets are still included in client assets under administration. While the recruiting pipeline remains active across our affiliation options, the recruiting environment has become increasingly competitive, particularly in the employee channel, which has caused us to increase the value offered to prospects in our recruiting packages for financial advisors.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Clients’ domestic cash sweep balances

	As of
$ in millions	March 31, 2021	December 31, 2020	September 30, 2020	March 31, 2020
RJBDP
RJ Bank	$28,174	$26,697	$25,599	$28,711
Third-party banks	25,110	26,142	25,998	20,379
Subtotal RJBDP	53,284	52,839	51,597	49,090
CIP	9,517	8,769	3,999	3,782
Total clients’ domestic cash sweep balances	$62,801	$61,608	$55,596	$52,872

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Average yield on RJBDP - third-party banks	0.30%	1.33%	0.31%	1.48%

A significant portion of our clients’ cash is included in the RJBDP, a multi-bank sweep program in which clients’ cash deposits in their accounts are swept into interest-bearing deposit accounts at RJ Bank and various third-party banks. We earn servicing fees for the administrative services we provide related to our clients’ deposits that are swept to such banks as part of the RJBDP. The amounts from third-party banks are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates and the interest paid to clients by the third-party banks on balances in the RJBDP. The “Average yield on RJBDP - third party banks” in the preceding table is computed by dividing annualized RJBDP fees from third-party banks, which are net of the interest expense paid to clients by the third-party banks, by the average daily RJBDP balance at third-party banks. The PCG segment also earns RJBDP servicing fees from the RJ Bank segment, which are based on the number of accounts that are swept to RJ Bank. The fees from RJ Bank are eliminated in consolidation. PCG segment results are impacted by changes in the allocation of client cash balances in RJBDP between RJ Bank and third-party banks. PCG segment results are also impacted by changes in the allocation of cash balances between RJBDP and CIP, as the net yield to the firm on cash balances in CIP (i.e., the spread between amounts earned on assets segregated for regulatory purposes and the interest paid to clients on CIP balances) is lower than the yield to the firm on RJBDP balances, on average.

Client cash balances remained elevated as of March 31, 2021 compared to prior year balances as a result of a number of factors, including the continuing economic uncertainty caused by the COVID-19 pandemic, as well as uncertainty related to the nature and timing of policy changes that may be put forth by the new federal government administration. The average yield on RJBDP - third party banks decreased compared with the prior-year periods due to the significant decline in short-term interest rates. We expect the average yield on RJBDP balances at third-party banks to remain approximately 0.30% for the remainder of our 2021 fiscal year; however, this projected yield could decline if demand for deposits from third-party banks does not improve from current levels.

Quarter ended March 31, 2021 compared with the quarter ended March 31, 2020

Net revenues of $1.65 billion increased $152 million, or 10%, and pre-tax income of $192 million increased $22 million, or 13%.

Asset management and related administrative fees increased $146 million, or 18%, primarily due to higher assets in fee-based accounts at the beginning of the quarter. As assets in these accounts are billed primarily on balances as of the beginning of the quarter, the 7% increase in fee-based assets as of March 31, 2021 compared to December 31, 2020, should positively impact asset management fees in our fiscal third quarter of 2021.

Brokerage revenues increased $29 million, or 8%, primarily due to higher trailing revenues from mutual and other fund products and annuity products, as well as higher transactional revenues.

Account and service fees decreased $18 million, or 8%, primarily due to a decline in RJBDP fees from third-party banks as a result of lower short-term interest rates. Partially offsetting this decrease was an increase in mutual fund service fees, as well as incremental client account and other fees resulting from our acquisition of NWPS at the end of our fiscal first quarter of 2021.

Net interest income decreased $11 million, or 29%, driven by a decline in interest income due to lower short-term interest rates applicable to both cash and segregated asset balances, which more than offset the impact of significantly higher segregated asset balances. As reflected in the table above, our CIP balances increased significantly compared with the prior-year quarter resulting in the increase in segregated assets, and a significant portion of the increase was related to lower-yielding segregated

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

short-term U.S. Treasury securities and, where capacity allowed us, cash deposit accounts at various financial institutions to meet our reserve requirements. Partially offsetting the impact of a decrease in interest income, interest expense also decreased despite the significant increase in client cash balances in our CIP, due to the impact of lower deposit rates paid on these balances.

Compensation-related expenses increased $140 million, or 12%, primarily due to higher compensable net revenues. Compensation-related expenses increased at a higher rate than net revenues as RJBDP fees from third-party banks and net interest income, which have no associated direct compensation expense, significantly declined.

Non-compensation expenses decreased $10 million, or 6%, primarily due to lower provisions for legal matters, as well as lower travel and event-related expenses as a result of the COVID-19 pandemic. Partially offsetting these decreases was an increase in technology-related expenses reflecting ongoing upgrades to our technology platforms.

Six months ended March 31, 2021 compared with the six months ended March 31, 2020

Net revenues of $3.11 billion increased $205 million, or 7%, and pre-tax income of $332 million increased $9 million, or 3%.

Asset management and related administrative fees increased $249 million, or 15%, primarily due to higher assets in fee-based accounts at the beginning of each of the current-year quarterly billing periods compared with the prior-year quarterly billing periods.

Brokerage revenues increased $35 million, or 5%, primarily due to higher trailing revenues from mutual and other fund products and annuity products, as well as higher transactional revenues due to increased client activity.

Account and service fees decreased $52 million, or 12%, primarily due to a decline in RJBDP fees from third-party banks as a result of lower short-term interest rates. Partially offsetting this decrease was an increase in mutual fund service fees, as well as incremental client account and other fees resulting from our acquisition of NWPS at the end of our fiscal first quarter of 2021.

Net interest income decreased $24 million, or 30%, driven by a decline in interest income due to lower short-term interest rates applicable to both cash and segregated asset balances, which more than offset the impact of significantly higher segregated asset balances. As reflected in the table above, our CIP balances increased significantly compared with the prior-year period resulting in the increase in segregated assets, and a significant portion of the increase was related to segregated short-term U.S. Treasury securities and, where capacity allowed us, cash deposit accounts at various financial institutions. Partially offsetting the impact of a decrease in interest income, interest expense also decreased despite the significant increase in client cash balances in our CIP, due to the impact of lower deposit rates paid on these balances.

Compensation-related expenses increased $216 million, or 10%, primarily due to higher compensable net revenues.

Non-compensation expenses decreased $20 million, or 6%, primarily due to decreases in travel and event-related expenses as a result of the COVID-19 pandemic and lower provisions for legal matters, partially offset by higher technology-related expenses, reflecting ongoing upgrades to our technology platforms.

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

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2021	2020	% change	2021	2020	% change
Revenues:
Brokerage revenues:
Fixed income	$142	$90	58%	$273	$171	60%
Equity	34	40	(15)%	76	74	3%
Total brokerage revenues	176	130	35%	349	245	42%
Investment banking:
Merger & acquisition and advisory	122	72	69%	271	132	105%
Equity underwriting	67	43	56%	127	82	55%
Debt underwriting	37	22	68%	83	53	57%
Total investment banking	226	137	65%	481	267	80%
Interest income	5	10	(50)%	8	18	(56)%
Tax credit fund revenues	24	12	100%	40	30	33%
All other	4	7	(43)%	11	10	10%
Total revenues	435	296	47%	889	570	56%
Interest expense	(2)	(6)	(67)%	(4)	(12)	(67)%
Net revenues	433	290	49%	885	558	59%
Non-interest expenses:
Compensation, commissions and benefits	259	184	41%	511	350	46%
Non-compensation expenses:
Communications and information processing	20	20	—	39	39	—
Occupancy and equipment	9	9	—	18	18	—
Business development	6	15	(60)%	15	31	(52)%
Professional fees	13	13	—	26	23	13%
All other	21	21	—	42	40	5%
Total non-compensation expenses	69	78	(12)%	140	151	(7)%
Total non-interest expenses	328	262	25%	651	501	30%
Pre-tax income	$105	$28	275%	$234	$57	311%

Quarter ended March 31, 2021 compared with the quarter ended March 31, 2020

Net revenues of $433 million increased $143 million, or 49%, and pre-tax income of $105 million increased $77 million, or 275%.

Brokerage revenues increased $46 million, or 35%, primarily due to a significant increase in fixed income brokerage revenues. The increase in fixed income brokerage revenues was primarily due to continued high levels of client activity during the current quarter, particularly with depository clients. Based on the current level of interest rates and economic conditions, we expect fixed income brokerage revenues to remain strong in the near-term.

Investment banking revenues increased $89 million, or 65%, due to a significant increase in merger & acquisition revenues, as well as continued strength in equity and debt underwriting, which also increased significantly compared with the prior-year quarter. The increase in merger & acquisition revenues reflected a higher number of transactions, as well as larger individual transactions. The increase in equity underwriting revenues was primarily due to higher levels of market activity and the increase in debt underwriting primarily reflected higher revenues from asset-backed and corporate underwritings. In addition to the strong results during the quarter, our investment banking pipelines are also strong and reflect the investments we have made in the business over the past several years, including the acquisition of Financo which closed at the end of our fiscal second

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

quarter of 2021. However, future activity may be negatively impacted by economic uncertainty or factors resulting from the ongoing COVID-19 pandemic.

Compensation-related expenses increased $75 million, or 41%, primarily due to the increase in compensable net revenues. Non-compensation expenses decreased $9 million, or 12%, primarily due to lower travel and event-related expenses as a result of the COVID-19 pandemic.

Six months ended March 31, 2021 compared with the six months ended March 31, 2020

Net revenues of $885 million increased $327 million, or 59%, and pre-tax income of $234 million increased $177 million, or 311%.

Brokerage revenues increased $104 million, or 42%, due to a significant increase in fixed income brokerage revenues due to the aforementioned increase in client activity levels during the current-year period, particularly with depository clients.

Investment banking revenues increased $214 million, or 80%, due to a significant increase in merger & acquisition revenues, as well as an increase in underwriting revenues. The significant increase in merger & acquisition revenues reflected an increase in the number of transactions, as well as larger individual transactions. Equity underwriting revenues also increased significantly, primarily due to an increase in market activity. An increase in debt underwriting primarily reflected higher revenues from asset-backed and corporate underwritings.

Compensation-related expenses increased $161 million, or 46%, primarily due to the increase in compensable net revenues. Non-compensation expenses decreased $11 million, or 7%, primarily due to lower travel and event-related expenses as a result of the COVID-19 pandemic.

RESULTS OF OPERATIONS – ASSET MANAGEMENT

For an overview of our Asset Management segment operations as well as a description of the key factors impacting our Asset Management results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Form 10-K.

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2021	2020	% change	2021	2020	% change
Revenues:
Asset management and related administrative fees:
Managed programs	$137	$124	10%	$266	$249	7%
Administration and other	64	53	21%	123	104	18%
Total asset management and related administrative fees	201	177	14%	389	353	10%
Account and service fees	5	4	25%	9	9	—
All other	3	3	—	6	6	—
Net revenues	209	184	14%	404	368	10%
Non-interest expenses:
Compensation, commissions and benefits	50	45	11%	95	90	6%
Non-compensation expenses:
Communications and information processing	12	12	—	23	23	—
Investment sub-advisory fees	30	26	15%	58	51	14%
All other	30	28	7%	58	58	—
Total non-compensation expenses	72	66	9%	139	132	5%
Total non-interest expenses	122	111	10%	234	222	5%
Pre-tax income	$87	$73	19%	$170	$146	16%

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

Revenues related to fee-based AUA in our PCG segment are shared by the PCG and Asset Management segments, the amount of which depends on whether clients are invested in assets that are in managed programs overseen by our Asset Management segment and the administrative services provided (see our “Management’s Discussion and Analysis - Results of Operations - Private Client Group” for more information). Our AUM in AMS are impacted by market fluctuations and net inflows or outflows of assets, as well as transfers between fee-based accounts and transaction-based accounts within our PCG segment.

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

Financial assets under management

$ in billions	March 31, 2021	December 31, 2020	September 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
AMS (1)	$121.2	$113.9	$102.2	$84.0	$98.7	$91.8
Carillon Tower Advisers	66.6	64.9	59.5	51.7	60.6	58.5
Subtotal financial assets under management	187.8	178.8	161.7	135.7	159.3	150.3
Less: Assets managed for affiliated entities	(9.6)	(9.2)	(8.6)	(7.5)	(7.6)	(7.2)
Total financial assets under management	$178.2	$169.6	$153.1	$128.2	$151.7	$143.1

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

Activity (including activity in assets managed for affiliated entities)

	Three months ended March 31,		Six months ended March 31,
$ in billions	2021	2020	2021	2020
Financial assets under management at beginning of period	$178.8	$159.3	$161.7	$150.3
Carillon Tower Advisers - net inflows/(outflows)	1.4	(2.0)	1.1	(2.4)
AMS - net inflows	3.6	1.2	5.3	3.3
Net market appreciation/(depreciation) in asset values	4.0	(22.8)	19.7	(15.5)
Financial assets under management at end of period	$187.8	$135.7	$187.8	$135.7

Carillon Tower Advisers

Assets managed by Carillon Tower Advisers include assets managed by its subsidiaries and affiliates: Eagle Asset Management, Scout Investments, Reams Asset Management (a division of Scout Investments), ClariVest Asset Management and Cougar Global Investments. The following table presents Carillon Tower Advisers’ AUM by objective, excluding assets for which it does not exercise discretion, as well as the approximate average client fee rate earned on such assets for the period presented.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

$ in billions	March 31, 2021	Average fee rate for the three months ended March 31, 2021
Equity	$30.4	0.52%
Fixed income	30.5	0.18%
Balanced	5.7	0.35%
Total financial assets under management	$66.6	0.35%

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

$ in billions	March 31, 2021	December 31, 2020	September 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Total assets	$334.2	$313.5	$280.6	$217.3	$251.3	$229.7

RJ Trust

The following table includes assets held in asset-based programs in RJ Trust (including those managed for affiliated entities).

$ in billions	March 31, 2021	December 31, 2020	September 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Total assets	$7.8	$7.6	$7.1	$6.4	$7.2	$6.6

Quarter ended March 31, 2021 compared with the quarter ended March 31, 2020

Net revenues of $209 million increased $25 million, or 14%, and pre-tax income of $87 million increased $14 million, or 19%.

Asset management and related administrative fees increased $24 million, or 14%, driven by higher AUM and higher assets in non-discretionary asset-based programs, primarily driven by equity market appreciation and net inflows into fee-based accounts in PCG. Carillon Tower Advisers generated net inflows during the current-year quarter, despite the structural headwinds for active asset managers resulting from the industry shift from actively managed investment strategies to passive investment strategies.

Compensation expenses increased $5 million, or 11%, and included the impact of higher net revenues. Non-compensation expenses increased $6 million, or 9%, largely due to an increase in investment sub-advisory fees resulting from an increase in AUM in sub-advised programs.

Six months ended March 31, 2021 compared with the six months ended March 31, 2020

Net revenues of $404 million increased $36 million, or 10%, and pre-tax income of $170 million increased $24 million, or 16%.

Asset management and related administrative fees increased $36 million, or 10%, driven by higher assets in non-discretionary asset-based programs and higher AUM, primarily due to equity market appreciation and net inflows into fee-based accounts in PCG.

Compensation expenses increased $5 million, or 6%, and included the impact of higher net revenues. Non-compensation expenses increased $7 million, or 5%, due to an increase in investment sub-advisory fees resulting from an increase in AUM in sub-advised programs.

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

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2021	2020	% change	2021	2020	% change
Revenues:
Interest income	$165	$223	(26)%	$333	$454	(27)%
Interest expense	(10)	(18)	(44)%	(21)	(39)	(46)%
Net interest income	155	205	(24)%	312	415	(25)%
All other	5	5	—	15	11	36%
Net revenues	160	210	(24)%	327	426	(23)%
Non-interest expenses:
Compensation and benefits	13	13	—	25	25	—
Non-compensation expenses:
Bank loan provision/(benefit) for credit losses	(32)	109	NM	(18)	107	NM
RJBDP fees to PCG	44	48	(8)%	87	95	(8)%
All other	24	26	(8)%	51	50	2%
Total non-compensation expenses	36	183	(80)%	120	252	(52)%
Total non-interest expenses	49	196	(75)%	145	277	(48)%
Pre-tax income	$111	$14	693%	$182	$149	22%

Quarter ended March 31, 2021 compared with the quarter ended March 31, 2020

Net revenues of $160 million decreased $50 million, or 24%, and pre-tax income of $111 million increased $97 million, or 693%.

Net interest income decreased $50 million, or 24%, as the negative impact from lower short-term interest rates more than offset the impact of higher average interest-earning assets. The increase in average interest-earning assets was primarily driven by significant growth in the available-for-sale securities portfolio and securities-based loans to PCG clients. The net interest margin decreased to 1.94% from 3.02% for the prior-year quarter, primarily due to the significant decline in short-term interest rates, as well as a higher concentration of agency-backed available-for-sale securities, which have a lower yield than loans, on average. Based on current rates, as well as the elevated prepayment speeds of higher-yielding securities and mortgages, we expect our net interest margin to further decline to approximately 1.9% throughout the remainder of our current fiscal year.

We had a $32 million bank loan benefit for credit losses in the current quarter, which was calculated under the CECL model, compared with a $109 million provision in the prior-year quarter, which was calculated under the incurred loss model. The current quarter benefit reflected changes in macroeconomic inputs to our CECL model during the quarter, including an improved outlook for the commercial real estate and residential mortgage bank loan portfolios, partially offset by the impact of weakened equity market forecasts on the C&I and REIT loan portfolios and an increase in criticized loans. The provision for credit losses in the prior-year quarter reflected the rapid economic deterioration caused by the COVID-19 pandemic.

Six months ended March 31, 2021 compared with the six months ended March 31, 2020

Net revenues of $327 million decreased $99 million, or 23%, and pre-tax income of $182 million increased $33 million, or 22%.

Net interest income decreased $103 million, or 25%, as the negative impact from lower short-term interest rates more than offset the impact of higher average interest-earning assets. The increase in average interest-earning assets was primarily driven by significant growth in the available-for-sale securities portfolio and securities-based loans to PCG clients. The net interest margin decreased to 1.98% from 3.12% for the prior-year period, primarily due to the significant decline in short-term interest rates, as well as a higher concentration of agency-backed available-for-sale securities, which have a lower yield than loans, on average.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

We had a bank loan benefit for credit losses of $18 million, which was calculated under the CECL model, compared with a $107 million provision in the prior-year period, which was calculated under the incurred loss model. The current period benefit was largely attributable to changes in inputs to our CECL model since our October 1, 2020 adoption date, reflecting improvements in certain forecasted macroeconomic inputs, including unemployment and gross domestic product, partially offset by forecasted declines in commercial real estate values since our CECL adoption date, as well as an increase in criticized loans. The provision for credit losses in the prior-year period reflected the rapid economic deterioration caused by the COVID-19 pandemic.

RJBDP fees paid to PCG decreased compared with the prior-year period due to a decrease in the number of accounts swept to RJ Bank as part of the RJBDP. The fees paid by RJ Bank to PCG are eliminated in consolidation.

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

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2021	2020	% change	2021	2020	% change
Revenues:
Interest income	$3	$12	(75)%	$6	$24	(75)%
Gains/(losses) on private equity investments	8	(39)	NM	32	(41)	NM
All other	2	—	NM	3	2	50%
Total revenues	13	(27)	NM	41	(15)	NM
Interest expense	(25)	(17)	47%	(49)	(37)	32%
Net revenues	(12)	(44)	73%	(8)	(52)	85%
Non-interest expenses:
Compensation and all other	36	2	1,700%	62	25	148%
Acquisition-related expenses	—	—	—	2	—	NM
Total non-interest expenses	36	2	1,700%	64	25	156%
Pre-tax loss	$(48)	$(46)	(4)%	$(72)	$(77)	6%

Quarter ended March 31, 2021 compared with the quarter ended March 31, 2020

The pre-tax loss of $48 million was $2 million larger than the loss in the prior-year quarter.

Net revenues increased $32 million, as the current quarter included $8 million of private equity valuation gains, compared with $39 million of private equity valuation losses in the prior-year quarter, of which $22 million were attributable to noncontrolling interests and were offset within other expenses. The current quarter valuation gains primarily reflected the impact of continued improvement in market conditions on certain of our fund investments, while the prior-year losses reflected the impact of challenging market conditions at the onset of the COVID-19 pandemic. Offsetting this increase, interest income earned on corporate cash balances decreased compared with the prior-year quarter due to lower short-term interest rates, and interest expense increased as a result of the issuance of $500 million of senior notes in March 2020.

Non-interest expenses increased $34 million, primarily due to the aforementioned $22 million offset of private equity valuation losses attributable to noncontrolling interests in the prior-year quarter and an increase in compensation expense.

Six months ended March 31, 2021 compared with the six months ended March 31, 2020

The pre-tax loss of $72 million was $5 million less than the loss in the prior-year period.

Net revenues increased $44 million, primarily due to private equity valuation gains in the current period, compared with losses in the prior-year period. The current period included $32 million of private equity valuation gains, of which $10 million were attributable to noncontrolling interests, which are offset within other expenses. These valuation gains were primarily the result of continued improvement in market conditions on certain of our investments. The prior-year period included $41 million of private equity valuation losses, of which $23 million were attributable to noncontrolling interests and were offset within other

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

expenses. Interest income earned on corporate cash balances decreased compared with the prior-year period due to lower short-term interest rates, partially offset by the impact of higher average balances, and interest expense increased as a result of the issuance of $500 million of senior notes in March 2020.

Non-interest expenses increased $39 million, or 156%, primarily due to the aforementioned $10 million in gains attributable to noncontrolling interests, compared with $23 million in losses in the prior-year period. The $2 million of acquisition-related expenses in the current-year period arose from our acquisitions of NWPS and Financo during fiscal 2021.

CERTAIN STATISTICAL DISCLOSURES BY BANK HOLDING COMPANIES

We are required to provide certain statistical disclosures as a bank holding company under the SEC’s Industry Guide 3.  The following table provides certain of those disclosures.

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Return on assets	2.6%	1.5%	2.5%	2.0%
Return on equity	19.0%	9.9%	18.1%	13.0%
Average equity to average assets	13.6%	15.2%	14.0%	15.7%
Dividend payout ratio	15.5%	30.8%	16.5%	23.9%

Return on assets is computed by dividing annualized net income for the period indicated by average assets for each respective period. Average assets for the quarter is computed by adding total assets as of the date indicated to the prior quarter-end total and dividing by two. Average assets for the year-to-date period is computed by adding total assets as of each quarter-end date during the year-to-date period to the beginning of the year total and dividing by three.

Return on equity is computed by dividing annualized net income for the period indicated by average equity for each respective period. Average equity for the quarter is computed by adding total equity attributable to RJF as of the date indicated to the prior quarter-end total and dividing by two. Average equity for the year-to-date period is computed by adding total equity attributable to RJF as of each quarter-end date during the year-to-date period to the beginning of the year total and dividing by three.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Cash and cash equivalents increased $461 million during the six months ended March 31, 2021 to $5.85 billion. During the six months ended March 31, 2021, cash provided by our operations, including significant net income, was offset by cash used to fund dividend payments and share repurchases, and investments in future growth with our acquisitions of NWPS and Financo. We also had significant increases in client cash balances, which increased both our brokerage client payables and our bank deposits. However, this cash was largely used to increase our assets segregated pursuant to regulations, primarily through the purchase of U.S. Treasuries, as part of our brokerage activities, and to increase our available-for-sale securities and our bank loan portfolio as part of our banking activities.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and available from committed and uncommitted financing facilities, provide adequate funds for continuing operations at current levels of activity.

Sources of liquidity

Approximately $1.7 billion of our total March 31, 2021 cash and cash equivalents included cash held directly at the parent, or parent cash loaned to RJ&A. As of March 31, 2021, RJF had loaned $1.24 billion to RJ&A (such amount is included in the RJ&A cash balance in the following table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities. The following table presents our holdings of cash and cash equivalents.

$ in millions	March 31, 2021
RJF	$480
RJ&A	2,560
RJ Bank, N.A.	1,491
RJ Ltd.	826
RJFS	131
Carillon Tower Advisers	64
Other subsidiaries	299
Total cash and cash equivalents	$5,851

RJF maintained depository accounts at RJ Bank, N.A. with a balance of $185 million as of March 31, 2021. The portion of this total that was available on demand without restrictions, which amounted to $108 million as of March 31, 2021, is reflected in the RJF total (and is excluded from the RJ Bank, N.A. cash balance in the preceding table).

A large portion of the RJ Ltd. cash and cash equivalents balance as of March 31, 2021 was held to meet regulatory requirements and was not available for use by the parent.

In addition to the cash balances described, we have various other potential sources of cash available to the parent from subsidiaries, as described in the following section.

Liquidity available from subsidiaries

Liquidity is principally available to RJF, the parent company, from RJ&A and RJ Bank, N.A.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934. As a member firm of the Financial Industry Regulatory Authority (“FINRA”), RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client transactions. In addition, covenants in RJ&A’s committed financing facilities require its net capital to be a minimum of 10% of aggregate debit items.  At March 31, 2021, RJ&A exceeded the minimum regulatory requirements, the covenants in its financing arrangements pertaining to net capital, as well as its internally-targeted net capital tolerances.  FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements.

RJ&A, as a nonbank custodian of Individual Retirement Accounts (“IRAs”), must also satisfy certain IRS regulations in order to accept new IRAs and qualified plans and retain the accounts for which it serves as nonbank custodian. With growth in the value of client assets in such accounts, the capital of RJ&A may need to grow to continue to satisfy this requirement. As a

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

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

	March 31, 2021
$ in millions	RJ&A	RJF	Total	Total number of arrangements
Financing arrangement:
Committed secured	$100	$—	$100	1
Committed unsecured	200	300	500	1
Total committed financing arrangements	$300	$300	$600	2

Outstanding borrowing amount:
Committed secured	$—	$—	$—
Committed unsecured	—	—	—
Total outstanding borrowing amount	$—	$—	$—

Our committed unsecured financing arrangement in the preceding table represents our Credit Facility, which provides for maximum borrowings of up to $500 million, with a sublimit of $300 million for RJF. RJ&A may borrow up to $500 million under the Credit Facility, depending on the amount of outstanding borrowings by RJF. For additional details on our committed unsecured financing arrangement, see our discussion of the Credit Facility in Note 14 of the Notes to Consolidated Financial Statements of our 2020 Form 10-K. In April 2021, we amended our Credit Facility, maintaining the $500 million maximum borrowing amount, but extending the term through April 2026 and incorporating a lower cost of borrowing under the facility and certain favorable covenant modifications.

Uncommitted financing arrangements

Our uncommitted financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit. Our arrangements with third-party lenders are generally utilized to finance a portion of our fixed income securities or for cash management purposes. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed and are generally collateralized by non-customer, RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements. As of March 31, 2021, we had outstanding borrowings under two uncommitted secured borrowing arrangements out of a total of 11 uncommitted financing arrangements (seven uncommitted secured and four uncommitted unsecured). However, lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following table presents our borrowings on uncommitted financing arrangements, all of which were in the form of repurchase agreements in RJ&A and were included in “Collateralized financings” on our Condensed Consolidated Statements of Financial Condition.

$ in millions	March 31, 2021
Outstanding borrowing amount:
Uncommitted secured	$222
Uncommitted unsecured	—
Total outstanding borrowing amount	$222

The average daily balance outstanding during the five most recent quarters, the maximum month-end balance outstanding during the quarter and the period-end balances for repurchase agreements and reverse repurchase agreements are detailed in the following table.

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in millions)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
March 31, 2021	$226	$260	$222	$242	$280	$224
December 31, 2020	$211	$236	$233	$204	$259	$162
September 30, 2020	$140	$165	$165	$199	$260	$207
June 30, 2020	$222	$278	$228	$168	$193	$193
March 31, 2020	$218	$238	$215	$283	$388	$130

Other borrowings and collateralized financings

RJ Bank had $850 million in FHLB borrowings outstanding at March 31, 2021, comprised of floating-rate advances, all of which were secured by a blanket lien on RJ Bank’s residential mortgage loan portfolio (see Note 14 of the Notes to Consolidated Financial Statements of our 2020 Form 10-K for additional information regarding these borrowings). RJ Bank had an additional $3.13 billion in immediate credit available from the FHLB as of March 31, 2021 and, with the pledge of additional eligible collateral to the FHLB, total available credit of 30% of total assets.

RJ Bank is eligible to participate in the Federal Reserve’s discount window program; however, we do not view borrowings from the Federal Reserve as a primary source of funding.  The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Federal Reserve, and is secured by pledged C&I loans.

We act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one broker-dealer and then lend them to another.  Where permitted, we have also loaned, to broker-dealers and other financial institutions, securities owned by clients or the firm.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balance of $56 million as of March 31, 2021 related to the securities loaned included in “Collateralized financings” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q. See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more information on our collateralized agreements and financings.

At March 31, 2021, in addition to the financing arrangements previously described, we had $11 million outstanding on a mortgage loan for our St. Petersburg, Florida home-office complex that is included in “Other borrowings” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q.

Senior notes payable

At March 31, 2021, we had aggregate outstanding senior notes payable of $2.05 billion. Our senior notes payable, exclusive of any unaccreted premiums or discounts and debt issuance costs, was comprised of $250 million par 5.625% senior notes due 2024, $500 million par 3.625% senior notes due 2026, $500 million par 4.65% senior notes due 2030, and $800 million par 4.95% senior notes due 2046.

In April 2021, we sold in a registered underwritten public offering $750 million in aggregate principal amount of 3.75% senior notes due April 2051. We utilized the proceeds from the offering and cash on hand to early-redeem our existing $250 million

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

par 5.625% senior notes due 2024 and our $500 million par 3.625% senior notes due 2026, which were outstanding as of March 31, 2021. See Note 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

Credit ratings

Our issuer and senior long-term debt ratings as of the most current report are detailed in the following table. In April 2021, Fitch Ratings, Inc. assigned its first issuer and senior long-term debt rating for Raymond James Financial, Inc.

Rating Agency	Rating	Outlook
Fitch Ratings, Inc.	A-	Stable
Moody’s Investors Services	Baa1	Stable
Standard & Poor’s Ratings Services	BBB+	Stable

Our current long-term debt ratings depend upon a number of factors, including industry dynamics, operating and economic environment, operating results, operating margins, earnings trends and volatility, balance sheet composition, liquidity and liquidity management, capital structure, overall risk management, business diversification and market share, and competitive position in the markets in which we operate. Deterioration in any of these factors could impact our credit ratings.  Any rating downgrades could increase our costs in the event we were to obtain additional financing.

Should our credit rating be downgraded prior to a public debt offering, it is probable that we would have to offer a higher rate of interest to bond holders.  A downgrade to below investment grade may make a public debt offering difficult to execute on terms we would consider to be favorable.  A downgrade below investment grade could result in the termination of certain derivative contracts and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. A credit downgrade could damage our reputation and result in certain counterparties limiting their business with us, result in negative comments by analysts, potentially negatively impact investors’ and/or clients’ perception of us, and cause a decline in our stock price. None of our borrowing arrangements contains a condition or event of default related to our credit ratings. However, a credit downgrade would result in the firm incurring a higher facility fee on the Credit Facility, in addition to triggering a higher interest rate applicable to any borrowings outstanding on that line as of and subsequent to such downgrade. Conversely, an improvement in RJF’s current credit rating could have a favorable impact on the facility fee, as well as the interest rate applicable to any borrowings on such line.

Other sources and uses of liquidity

We have company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Certain of our non-qualified deferred compensation plans and other employee benefit plans are employee-directed while others are company-directed. Certain policies which we could readily borrow against had a cash surrender value of $789 million as of March 31, 2021, comprised of $484 million related to employee-directed plans and $305 million related to company-directed plans, and we were able to borrow up to 90%, or $710 million, of the March 31, 2021 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to the employee-directed plans. There were no borrowings outstanding against any of these policies as of March 31, 2021.

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

Total assets of $56.07 billion as of March 31, 2021 were $8.58 billion, or 18%, greater than our total assets as of September 30, 2020. The increase in assets was primarily due to a $5.43 billion increase in assets segregated pursuant to regulations, primarily due to a significant increase in client cash balances. Bank loans, net increased by $1.68 billion, primarily due to an increase in

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

SBL and corporate loans. In addition, available-for-sale securities increased $508 million and cash and cash equivalents increased $461 million. Goodwill and identifiable intangible assets, net increased $268 million due to the acquisitions of NWPS and Financo during the six months ended March 31, 2021.

As of March 31, 2021, our total liabilities of $48.43 billion were $8.12 billion, or 20%, greater than our total liabilities as of September 30, 2020. The increase in total liabilities was primarily related to the significant increase in client cash balances as of March 31, 2021, including a $5.68 billion increase in brokerage client payables, primarily due to an increase in client cash held in our CIP, and a $2.45 billion increase in bank deposits, reflecting higher RJBDP balances held at RJ Bank.

REGULATORY

Refer to the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in “Item 1 - Business - Regulation” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory” of our 2020 Form 10-K.

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of March 31, 2021, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF and RJ Bank, N.A. were categorized as “well-capitalized” as of March 31, 2021. The maintenance of certain risk-based and other regulatory capital levels could influence various capital allocation decisions impacting one or more of our businesses.  However, due to the current capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities. See Note 21 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information on regulatory capital requirements.

Legislative and regulatory changes in connection with the COVID-19 pandemic

In addition to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act enacted in March 2020, the U.S. government enacted the Consolidated Appropriations Act, 2021 in December 2020. This additional stimulus bill provided further emergency COVID-19 relief, as well as extended certain provisions of the CARES Act. Under the CARES Act, financial institutions were permitted to temporarily suspend any determination of a loan modification as a result of the effects of COVID-19 as being a TDR, including impairment for accounting purposes. The Consolidated Appropriations Act, 2021 extended such relief until the earlier of: (1) 60 days after the date on which the national emergency concerning COVID-19 terminates; or (2) January 1, 2022. We elected to apply the extension for relief under the Consolidated Appropriations Act, 2021 to certain loan modifications that primarily relate to short-term payment deferral and have not classified such modifications as TDRs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” for further information on the impact of such loans.

RJ Bank, N.A.

On February 2, 2021, RJ Bank, N.A. filed an application with the Florida Office of Financial Regulation (“OFR”) to convert from a national bank primarily supervised by the Office of the Comptroller of the Currency (the “OCC”) to a Florida-chartered state bank. RJ Bank, N.A. also filed an application with the Federal Reserve Bank of Atlanta to retain its membership in the Federal Reserve System. Upon conversion to a state member bank, RJ Bank, N.A. will cease to be supervised by the OCC and instead become jointly supervised by the OFR and the Fed. As a state member bank, RJ Bank, N.A. will also continue to be supervised by the FDIC and the Consumer Financial Protection Bureau. As a state member bank, we do not anticipate that there will be any material changes to RJ Bank, N.A.’s existing business or operations.

Privacy and data protection

The legislature of the State of Florida recently considered a proposed data privacy law which would have required companies to reveal the data they are gathering, required them to delete that data upon a consumer’s request and made them liable for selling this data when instructed not to. If adopted, this legislation (as well as additional emerging state and international privacy laws) could increase compliance risk, client servicing costs, and potentially result in additional litigation and regulatory fines. Personal data collection associated with the use of artificial intelligence, mobile applications, and remote connectivity solutions, generally increases the amount of personal data collected and processed about consumers and contributes to risks associated with unauthorized data disclosure and access.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Discontinuation of LIBOR

The administrator of LIBOR has proposed to extend publication of the most commonly used U.S. dollar LIBOR settings to June 30, 2023 and to cease publishing other LIBOR settings on December 31, 2021. The U.S. federal banking agencies have issued guidance strongly encouraging banking organizations to cease using the U.S. dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. Our enterprise-wide initiative is continuing to assess and implement necessary changes to our contracts, systems, processes, documentation, and models.

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

Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements. Therefore, understanding these critical accounting estimates is important in understanding our reported results of operations and financial position. We believe that of our accounting estimates and assumptions, those described in the following sections involve a high degree of judgment and complexity. Economic uncertainty as a result of the COVID-19 pandemic has made it more challenging for us to determine the amount of our allowance for credit losses and has required a greater reliance on judgment in recent periods in determining this amount.

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

Loss provisions for legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of the Notes to Consolidated Financial Statements of our 2020 Form 10-K. In addition, refer to Note 16 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding legal and regulatory matter contingencies as of March 31, 2021.

Allowance for credit losses

We evaluate our held for investment bank loans, unfunded lending commitments, loans to financial advisors and certain other financial assets to estimate an allowance for credit losses. Effective October 1, 2020, we adopted the CECL accounting guidance which changed the methodology used to measure the allowance for credit losses from an allowance based on incurred losses to an allowance based on expected credit losses over a financial asset’s lifetime. The remaining life of our financial assets is determined by considering contractual terms and expected prepayments, among other factors. We employ multiple methodologies in estimating an allowance for credit losses and our approaches differ by type of financial asset and the risk characteristics within each financial asset type. Our estimates are based on ongoing evaluations of the portfolio, the related credit risk characteristics, and the overall economic and environmental conditions affecting the financial assets. Our process for determining the allowance for credit losses includes a complex analysis of several quantitative and qualitative factors, requiring significant management judgment due to matters that are inherently uncertain. This uncertainty can produce volatility in our allowance for credit losses. In addition, the allowance for credit losses could be insufficient to cover actual losses. In such an event, any losses in excess of our allowance would result in a decrease in our net income, as well as a decrease in the level of regulatory capital. See the discussion regarding our methodology in estimating the allowance for credit losses in Note 2 of the

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Notes to Condensed Consolidated Financial Statements of this Form 10-Q. See Notes 8 and 9 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on our RJ Bank and financial advisor loan portfolios.

Our allowance for credit losses at March 31, 2021 was primarily related to bank loans held by RJ Bank and loans to financial advisors. At March 31, 2021, the amortized cost of all RJ Bank loans was $23.22 billion and the related allowance for credit losses was $345 million, or 1.50% of the held for investment loan portfolio. At March 31, 2021, the amortized cost of loans to financial advisors was $1.02 billion and the related allowance for credit losses was $28 million, which was 2.76% of the loan portfolio.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

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

The Fed’s MRR requires us to perform daily back-testing procedures of our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income and intraday trading. Regulatory-defined daily trading losses are used to evaluate the performance of our VaR model and are not comparable to our actual daily net revenues. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the six months ended March 31, 2021, our regulatory-defined daily losses in our trading portfolios did not exceed our predicted VaR.

The following table sets forth the high, low, period-end and daily average VaR for all of our trading portfolios, including fixed income and equity instruments, for the period and dates indicated.

	Six months ended March 31, 2021		Period-end VaR			Three months ended March 31,		Six months ended March 31,
$ in millions	High	Low	March 31, 2021	September 30, 2020	$ in millions	2021	2020	2021	2020
Daily VaR	$11	$3	$5	$8	Average daily VaR	$6	$1	$6	$1

Average daily VaR was higher during the current-year period compared with the prior-year period, as a result of the impact of increased volatility from the COVID-19 pandemic on our VaR model. However, toward the end of the current-year quarter, COVID-19 pandemic related scenarios started to fall outside of the VaR model’s twelve-month historical simulation period, resulting in period-end VaR decreasing to $5 million as of March 31, 2021 from $8 million as of September 30, 2020.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

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

Instantaneous changes in rate	Net interest income ($ in millions)	Projected change in net interest income
+200	$907	36.6%
+100	$852	28.3%
0	$664	—
-25	$635	(4.4)%

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net interest analysis” of this Form 10-Q for a discussion of the impact changes in short-term interest rates could have on the firm’s operations.

The following table shows the contractual maturities of RJ Bank’s loan portfolio at March 31, 2021, including contractual principal repayments.  This table does not include any estimates of prepayments, which could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the table.

	Due in
$ in millions	One year or less	> One year – five years	> Five years	Total
C&I loans	$233	$4,366	$3,217	$7,816
CRE loans	823	1,395	492	2,710
REIT loans	231	1,129	20	1,380
Tax-exempt loans	1	69	1,153	1,223
Residential mortgage loans	—	4	4,997	5,001
SBL and other	4,856	35	—	4,891
Total loans held for investment	6,144	6,998	9,879	23,021
Held for sale loans	—	7	196	203
Total loans	$6,144	$7,005	$10,075	$23,224

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at March 31, 2021.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

	Interest rate type
$ in millions	Fixed	Adjustable	Total
C&I loans	$315	$7,268	$7,583
CRE loans	90	1,797	1,887
REIT loans	—	1,149	1,149
Tax-exempt loans	1,222	—	1,222
Residential mortgage loans	185	4,816	5,001
SBL and other	—	35	35
Total loans held for investment	1,812	15,065	16,877
Held for sale loans	8	195	203
Total loans	$1,820	$15,260	$17,080

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

In our RJ Bank available-for-sale securities portfolio, we hold primarily fixed-rate agency MBS and agency CMOs which are carried at fair value on our Condensed Consolidated Statements of Financial Condition, with changes in the fair value of the portfolio recorded through OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. At March 31, 2021, our RJ Bank available-for-sale securities portfolio had a fair value of $8.16 billion with a weighted-average yield of 1.15% and a weighted-average life of approximately 4 years. See Note 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

Equity price risk

We are exposed to equity price risk as a result of our capital markets activities. Our broker-dealer activities are generally client-driven, and we carry equity securities as part of our trading inventory to facilitate such activities, although the amounts are not as significant as our fixed income trading inventory.  We attempt to reduce the risk of loss inherent in our inventory of equity securities by monitoring those security positions each day and establishing position limits. Equity securities held in our trading inventory are generally included in VaR.

In addition, we have a private equity portfolio, included in “Other investments” on our Condensed Consolidated Statements of Financial Condition, which is comprised of various direct investments, as well as investments in third-party private equity funds and various legacy private equity funds which we sponsor. Of the total private equity investments at March 31, 2021 of $140 million, the portion we owned was $105 million. See Note 4 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on this portfolio.

Foreign exchange risk

We are subject to foreign exchange risk due to our investments in foreign subsidiaries as well as transactions and resulting balances denominated in a currency other than the U.S. dollar. For example, our bank loan portfolio includes loans which are denominated in Canadian dollars, totaling $1.14 billion and $1.05 billion at March 31, 2021 and September 30, 2020, respectively, when converted to the U.S. dollar. A portion of such loans are held by RJ Bank, N.A.’s Canadian subsidiary, which is discussed in the following sections.

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

We had foreign exchange risk in our investment in RJ Ltd. of CAD 380 million at March 31, 2021, which was not hedged. Foreign exchange gains/losses related to this investment are primarily reflected in OCI on our Condensed Consolidated

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Statements of Income and Comprehensive Income. See Note 17 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding our components of OCI.

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

The initial decline in economic activity as a result of the COVID-19 pandemic caused increased credit risk particularly with regard to companies in sectors that were most significantly impacted by the economic disruption, including energy, airlines, entertainment and leisure, restaurants and gaming. The speed and magnitude in which various sectors have recovered since the onset of the pandemic has been continually evolving. Given the stresses on certain of our clients’ liquidity, we enhanced our credit monitoring activities, with an increased focus on monitoring our credit exposures and counterparty credit risk. Since the onset of the pandemic, RJ Bank has enacted risk mitigation strategies including, but not limited to, the sale of loans in those sectors with a high likelihood of adverse impact arising from the pandemic. We have also required collateral to be posted across our credit risk exposures in accordance with agreements with our borrowers and counterparties. Although economic conditions have generally improved, we have maintained our increased focus on monitoring our credit exposures and counterparty credit risk.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

affiliated with us. See Notes 2 and 9 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information about our loans to financial advisors.

Banking activities

RJ Bank has a substantial loan portfolio.  While RJ Bank’s loan portfolio is diversified, a significant downturn in the overall economy, such as that experienced in our fiscal year 2020 as a result of the COVID-19 pandemic, deterioration in real estate values or a significant issue within any sector or sectors where RJ Bank has a concentration will generally result in large provisions for credit losses and/or charge-offs. Conversely, should the economy recover at a faster pace than initially forecasted, or the negative impact of the significant downtown event be less than originally projected, the timing and magnitude of any decreases in required reserves for credit losses can be uncertain. RJ Bank determines the allowance required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each class of loans and makes enhancements it considers appropriate.

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

Residential mortgage (includes home equity loans/lines): All of RJ Bank’s residential mortgage loans adhere to stringent underwriting parameters pertaining to credit score and credit history, debt-to-income ratio of borrower, LTV, and combined LTV (including second mortgage/home equity loans).  RJ Bank does not originate or purchase adjustable rate mortgage (“ARM”) loans with negative amortization, reverse mortgages, or loans to subprime borrowers.  Loans with deeply discounted teaser rates are not originated or purchased.  All loans in this segment are collateralized by residential real estate and repayment is primarily dependent on the credit quality of the individual borrower.  A decline in the strength of the economy, particularly unemployment rates and housing prices, among other factors, could have a significant effect on the credit quality of loans in this segment.

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

Our allowance for credit losses as of March 31, 2021 was determined under the CECL model due to our October 1, 2020 adoption of the new credit impairment standard. See Notes 2 and 8 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information. Our allowance for credit losses, as well as our methodologies and assumptions used in estimating the allowance, are regularly evaluated to determine if our methods and estimates continue to be appropriate for each class of loans, with adjustments made on a quarterly basis. Several factors were taken into consideration in evaluating the allowance for credit losses at March 31, 2021, including loan and borrower characteristics, such as internal risk ratings, delinquency status, collateral type and the remaining term of the loan adjusted for expected prepayments. In addition, the estimate of credit losses considered the relatively small amount of net charge-offs during the period, the level of nonperforming loans and the impact of the COVID-19 pandemic. RJ Bank also considered the uncertainty related to certain industry sectors, including commercial real estate, and the extent of credit exposure to specific borrowers within the portfolio. Finally, RJ Bank considered current economic conditions that might impact the portfolio. We continue to assess the impact of both the COVID-19 pandemic and the economic recovery therefrom, as new information becomes available regarding the financial repercussions to our borrowers, the risk ratings for individual loans will be updated and the allowance will be adjusted accordingly.

RJ Bank’s allowance for credit losses as a percentage of bank loans held for investment was 1.50%, 1.69% and 1.65% at March 31, 2021, October 1, 2020 (our CECL adoption date) and September 30, 2020, respectively. During the three and six months ended March 31, 2021, we had a benefit for credit losses on our bank loan portfolio of $32 million and $18 million, respectively, compared to a provision for credit losses of $109 million and $107 million for the three and six months ended March 31, 2020, respectively. See further explanation of the credit loss provision increase in “Management’s Discussion and Analysis - Results of Operations - RJ Bank” of this Form 10-Q and Note 8 in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for detail on the changes in RJ Bank’s allowance for credit losses.

The level of charge-off activity is a factor that is considered in evaluating the potential severity of future credit losses. The following table presents net loan (charge-offs)/recoveries and the percentage of net loan (charge-offs)/recoveries to the average outstanding loan balances by loan portfolio segment.

	Three Months Ended March 31				Six months ended March 31
	2021		2020		2021		2020
$ in millions	Net loan (charge-off)/recovery amount (1)	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount (1)	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans
C&I loans	$(2)	0.11%	$—	—%	$(2)	0.05%	$—	—%
Total	$(2)	0.04%	$—	—%	$(2)	0.02%	$—	—%
(1)    Charge-offs for both the three and six months ended March 31, 2021 related to loan sales during the period.

The level of nonperforming loans is another indicator of potential future credit losses. The following table presents the nonperforming loans balance and total allowance for credit losses for the periods presented.

	March 31, 2021		September 30, 2020
$ in millions	Nonperforming loan balance	Allowance for credit losses balance	Nonperforming loan balance	Allowance for credit losses balance
C&I loans	$—	$203	$2	$200
CRE loans	13	74	14	81
REIT loans	—	36	—	36
Tax-exempt loans	—	2	—	14
Residential mortgage loans	18	26	14	18
SBL and other	—	4	—	5
Total nonperforming loans held for investment	$31	$345	$30	$354
Total nonperforming loans as a % of RJ Bank total loans	0.13%		0.14%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Included in nonperforming residential mortgage loans as of March 31, 2021 were $6 million in loans for which $3 million in charge-offs were previously recorded, resulting in less exposure within the remaining balance. See Note 8 in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for loan categories as a percentage of total loans receivable.

The nonperforming loan balances in the preceding table exclude $9 million and $10 million as of March 31, 2021 and September 30, 2020, respectively, of residential TDRs which were returned to accrual status in accordance with our policy. Total nonperforming assets, including the nonperforming loans in the preceding table and other real estate acquired in the settlement of residential mortgages, amounted to $31 million and $32 million at March 31, 2021 and September 30, 2020, respectively. Total nonperforming assets as a percentage of RJ Bank total assets were 0.09% and 0.10% at March 31, 2021 and September 30, 2020, respectively. Although our nonperforming assets as a percentage of RJ Bank assets remained low as of March 31, 2021, prolonged or further market deterioration could result in an increase in our nonperforming assets, an increase in our allowance for credit losses and/or an increase in net charge-offs in future periods, although the extent will depend on future developments that are highly uncertain.

We have received requests from certain borrowers for forbearance, which is generally a short-term deferral of their loan payments, or modification of certain covenant terms, driven or exacerbated by the economic impacts of the COVID-19 pandemic. Based on the amortized costs, approximately $52 million and $5 million of our corporate and residential loans, respectively, were in active forbearance as of March 31, 2021. As certain borrowers exit forbearance we have received requests for loan modifications, including repayment plans. In accordance with the CARES Act and the Consolidated Appropriations Act, 2021, we have elected to not apply TDR classification to any COVID-19 related loan modifications performed between March 1, 2020 and December 31, 2021, to borrowers who were current as of December 31, 2019. As of March 31, 2021, we had residential loans of $31 million for which the borrower had requested a loan modification, where the request had been initiated but not completed or approved. As the delinquency status is not affected for loans that are in active forbearance or for loan modifications that have not yet been approved, the recognition of charge-offs, delinquencies, and nonaccrual status could be delayed for these borrowers who would have otherwise moved into past due or nonaccrual status. Forbearance and modification requests have continued to decline and the majority of the borrowers that have exited forbearance, but have not requested loan modifications, have become current on their principal and interest payments.

Loan underwriting policies

RJ Bank’s underwriting policies for the major types of loans are described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” of our 2020 Form 10-K. There were no material changes in RJ Bank’s underwriting policies during the six months ended March 31, 2021.

Risk monitoring process

Another component of credit risk strategy at RJ Bank is the ongoing risk monitoring and review processes for all residential, SBL, corporate and tax-exempt credit exposures, as well as our rigorous processes to manage and limit credit losses arising from loan delinquencies. There are various other factors included in these processes, depending on the loan portfolio. There were no material changes to those processes and policies during the six months ended March 31, 2021.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following table presents a summary of delinquent residential mortgage loans, the vast majority of which are first mortgage loans, which are comprised of loans which are two or more payments past due as well as loans in the process of foreclosure. Amounts in the following table do not include residential loans to borrowers who were granted forbearance as a result of the COVID-19 pandemic and whose loans were not considered delinquent prior to the forbearance. Such loans may be considered delinquent after the forbearance period or completion of loss mitigation efforts, depending on their payment status. As a result, the amount of residential loans considered delinquent may increase significantly in the future.

	Amount of delinquent residential loans			Delinquent residential loans as a percentage of outstanding loan balances
$ in millions	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
March 31, 2021	$3	$8	$11	0.06%	0.16%	0.22%
September 30, 2020	$3	$7	$10	0.06%	0.14%	0.20%

Our March 31, 2021 percentage continues to compare favorably to the national average for over 30 day delinquencies of 3.12%, as most recently reported by the Fed.

Credit risk is also managed by diversifying the residential mortgage portfolio. Most of the loans in our residential loan portfolio are to PCG clients across the country. The following table details the geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans.

	March 31, 2021
	Loans outstanding as a % of RJ Bank total residential mortgage loans	Loans outstanding as a % of RJ Bank total loans
CA	25.2%	5.4%
FL	16.8%	3.6%
TX	8.9%	1.9%
NY	7.3%	1.6%
CO	4.3%	0.9%

Loans where borrowers may be subject to payment increases include ARM loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize.  At March 31, 2021 and September 30, 2020, these loans totaled $1.82 billion and $1.67 billion, respectively, or approximately 36% and 34% of the residential mortgage portfolio, respectively.  The weighted-average number of years before the remainder of the loans, which were still in their interest-only period at March 31, 2021, begins amortizing is 6 years.

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

	March 31, 2021
	Loans outstanding as a % of RJ Bank total corporate loans	Loans outstanding as a % of RJ Bank total loans
Office real estate	7.6%	3.9%
Business systems and services	6.8%	3.5%
Automotive/transportation	6.4%	3.3%
Multi-family	6.0%	3.1%
Hospitality	5.7%	2.9%

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Although we saw deterioration in oil prices for much of fiscal year 2020 due to the pandemic, oil prices returned to pre-pandemic levels during the second quarter of fiscal 2021. In addition, our energy portfolio has minimal direct commodity price exposure since it consists of loans to midstream distribution companies and convenience stores, with no loans to exploration and production enterprises. However, in the event of significant deterioration in oil prices in the future, our borrowers, and our loans to such borrowers, could be negatively impacted.

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

In response to the COVID-19 pandemic, we activated and successfully executed on our business continuity protocols and continue to monitor the COVID-19 pandemic under such protocols. We have endeavored to protect our associates and our clients and to ensure continuity of business operations for our clients. As a result, a substantial portion of our associates continue to work remotely. The firm continues to monitor conditions and has developed a phased approach to reopening our offices which complies with all applicable laws, regulations, and Centers for Disease Control guidelines. As of March 31, 2021, we had reopened most of our offices in a limited capacity and have been operating under strict public health and safety protocols in such locations. We are also closely monitoring the rollout of the COVID-19 vaccines as well as monitoring the ongoing infection positivity rates, to provide insight to the nature of our plans and their implementation timing. We are working to develop and finalize such plans for a post-pandemic return to a more normal, pre-pandemic type of operating environment that allows us to be efficient, but is also safe for both our associates and clients.

Periods of severe market volatility, such as those that arose most notably in fiscal 2020 in response to the onset of the COVID-19 pandemic, can result in a significantly higher level of transactions on specific days and other activity which may present operational challenges from time to time that may result in losses. These losses can result from, but are not limited to, trade errors, failed transaction settlements, late collateral calls to borrowers and counterparties, or interruptions to our system processing. We did not incur any significant losses related to such operational challenges during the six months ended March 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three and six months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered securities for the six months ended March 31, 2021.

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described in the following paragraphs. The following table presents information on our purchases of our own stock, on a monthly basis, for the six months ended March 31, 2021.

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) at each month-end, of securities that may yet be purchased under the plans or programs
October 1, 2020 – October 31, 2020	1,204	$80.04	—	$487
November 1, 2020 – November 30, 2020	93,225	$90.50	—	$487
December 1, 2020 – December 31, 2020	116,759	$93.02	107,750	$740
First quarter	211,188	$91.84	107,750

January 1, 2021 – January 31, 2021	2,401	$100.06	—	$740
February 1, 2021 – February 28, 2021	6,941	$99.93	—	$740
March 1, 2021 – March 31, 2021	501,760	$120.05	500,000	$680
Second quarter	511,102	$119.69	500,000
Fiscal year-to-date total	722,290	$111.54	607,750

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

4.1
Eighth Supplemental Indenture, dated as of April 1, 2021, for the 3.750% Senior Notes due 2051, between Raymond James Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2021.

10.1
Third Amendment to Credit Agreement, dated as of April 19, 2021, among Raymond James Financial, Inc., Raymond James & Associates, Inc., the Lenders party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 22, 2021.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	May 7, 2021	/s/ Paul C. Reilly
Paul C. Reilly
Chairman and Chief Executive Officer

Date:	May 7, 2021	/s/ Paul M. Shoukry
Paul M. Shoukry
Chief Financial Officer and Treasurer