Form 10-Q
period 2021-06-30
RAYMOND JAMES FINANCIAL INC
filed 2021-08-09
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
137,192,121 shares of common stock as of August 4, 2021

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in millions, except per share amounts	June 30, 2021	September 30, 2020
Assets:
Cash and cash equivalents	$5,982	$5,390
Assets segregated pursuant to regulations ($3,000 and $0 at fair value)	8,882	4,244
Collateralized agreements	639	422
Financial instruments, at fair value:
Trading assets ($352 and $265 pledged as collateral)	488	513
Available-for-sale securities ($21 and $23 pledged as collateral)	8,191	7,650
Derivative assets	291	438
Other investments ($6 and $37 pledged as collateral)	583	334
Brokerage client receivables, net	2,683	2,435
Other receivables, net	1,144	927
Bank loans, net	23,896	21,195
Loans to financial advisors, net	1,042	1,012
Property and equipment, net	552	535
Deferred income taxes, net	289	262
Goodwill and identifiable intangible assets, net	862	600
Other assets	1,637	1,525
Total assets	$57,161	$47,482

Liabilities and shareholders’ equity:
Bank deposits	$30,340	$26,801
Collateralized financings	285	250
Financial instrument liabilities, at fair value:
Trading liabilities	258	240
Derivative liabilities	263	393
Brokerage client payables	11,843	6,792
Accrued compensation, commissions and benefits	1,557	1,384
Other payables	1,801	1,513
Other borrowings	859	888
Senior notes payable	2,037	2,045
Total liabilities	49,243	40,306
Commitments and contingencies (see Note 16)
Shareholders’ equity
Preferred stock; $.10 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock; $.01 par value; 350,000,000 shares authorized; 159,303,913 and 159,007,158 shares issued as of June 30, 2021 and September 30, 2020, respectively, and 136,948,422 and 136,556,559 shares outstanding as of June 30, 2021 and September 30, 2020, respectively	2	2
Additional paid-in capital	2,060	2,007
Retained earnings	7,257	6,484
Treasury stock, at cost; 22,355,491 and 22,450,599 common shares as of June 30, 2021 and September 30, 2020, respectively	(1,446)	(1,390)
Accumulated other comprehensive income/(loss)	(10)	11
Total equity attributable to Raymond James Financial, Inc.	7,863	7,114
Noncontrolling interests	55	62
Total shareholders’ equity	7,918	7,176
Total liabilities and shareholders’ equity	$57,161	$47,482
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
in millions, except per share amounts	2021	2020	2021	2020
Revenues:
Asset management and related administrative fees	$1,262	$867	$3,502	$2,828
Brokerage revenues:
Securities commissions	415	343	1,239	1,116
Principal transactions	137	143	432	345
Total brokerage revenues	552	486	1,671	1,461
Account and service fees	161	134	465	484
Investment banking	276	139	779	428
Interest income	205	217	608	799
Other	55	33	155	47
Total revenues	2,511	1,876	7,180	6,047
Interest expense	(40)	(42)	(115)	(136)
Net revenues	2,471	1,834	7,065	5,911
Non-interest expenses:
Compensation, commissions and benefits	1,661	1,277	4,809	4,050
Non-compensation expenses:
Communications and information processing	109	100	315	293
Occupancy and equipment	58	55	172	168
Business development	31	21	75	106
Investment sub-advisory fees	34	23	93	75
Professional fees	26	24	80	68
Bank loan provision/(benefit) for credit losses	(19)	81	(37)	188
Losses on extinguishment of debt	98	—	98	—
Acquisition-related expenses	7	—	9	—
Other	81	55	220	167
Total non-compensation expenses	425	359	1,025	1,065
Total non-interest expenses	2,086	1,636	5,834	5,115
Pre-tax income	385	198	1,231	796
Provision for income taxes	78	26	257	187
Net income	$307	$172	$974	$609

Earnings per common share – basic	$2.24	$1.25	$7.09	$4.41
Earnings per common share – diluted	$2.18	$1.23	$6.92	$4.33
Weighted-average common shares outstanding – basic	137.2	137.1	137.2	137.9
Weighted-average common and common equivalent shares outstanding – diluted	141.1	139.4	140.6	140.5

Net income	$307	$172	$974	$609
Other comprehensive income/(loss), net of tax:
Available-for-sale securities	25	5	(68)	67
Currency translations, net of the impact of net investment hedges	5	11	25	(6)
Cash flow hedges	(2)	(4)	22	(37)
Total other comprehensive income/(loss), net of tax	28	12	(21)	24
Total comprehensive income	$335	$184	$953	$633
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
$ in millions, except per share amounts	2021	2020	2021	2020
Common stock, par value $.01 per share:
Balance beginning of period	$2	$2	$2	$2
Share issuances	—	—	—	—
Balance end of period	2	2	2	2

Additional paid-in capital:
Balance beginning of period	2,028	1,953	2,007	1,938
Employee stock purchases	8	12	23	29
Exercise of stock options and vesting of restricted stock units, net of forfeitures	(4)	(3)	(70)	(74)
Restricted stock, stock option and restricted stock unit expense	28	22	100	91
Balance end of period	2,060	1,984	2,060	1,984

Retained earnings:
Balance beginning of period	7,004	6,205	6,484	5,874
Cumulative adjustments for changes in accounting principles	—	—	(35)	—
Net income attributable to Raymond James Financial, Inc.	307	172	974	609
Cash dividends declared (see Note 22)	(54)	(51)	(166)	(157)
Balance end of period	7,257	6,326	7,257	6,326

Treasury stock:
Balance beginning of period	(1,404)	(1,351)	(1,390)	(1,210)
Purchases/surrenders	(48)	—	(127)	(222)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	6	3	71	84
Balance end of period	(1,446)	(1,348)	(1,446)	(1,348)

Accumulated other comprehensive income/(loss):
Balance beginning of period	(38)	(11)	11	(23)
Other comprehensive income/(loss), net of tax	28	12	(21)	24
Balance end of period	(10)	1	(10)	1
Total equity attributable to Raymond James Financial, Inc.	$7,863	$6,965	$7,863	$6,965

Noncontrolling interests:
Balance beginning of period	$45	$36	$62	$62
Net income/(loss) attributable to noncontrolling interests	12	(2)	24	(26)
Other	(2)	16	(31)	14
Balance end of period	55	50	55	50
Total shareholders’ equity	$7,918	$7,015	$7,918	$7,015
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
$ in millions	2021	2020
Cash flows from operating activities:
Net income	$974	$609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97	88
Deferred income taxes	(24)	(13)
Premium and discount amortization on available-for-sale securities and loss on other investments	12	53
Provisions/(benefits) for credit losses and legal and regulatory proceedings	(29)	209
Share-based compensation expense	103	97
Unrealized gain on company-owned life insurance policies, net of expenses	(159)	(10)
Losses on extinguishment of debt	98	—
Other	47	4
Net change in:
Assets segregated pursuant to regulations excluding cash and cash equivalents	(3,000)	—
Collateralized agreements, net of collateralized financings	(178)	(61)
Loans provided to financial advisors, net of repayments	(69)	(23)
Brokerage client receivables and other accounts receivable, net	(425)	126
Trading instruments, net	42	216
Derivative instruments, net	41	(68)
Other assets	(238)	(64)
Brokerage client payables and other accounts payable	4,673	1,621
Accrued compensation, commissions and benefits	160	(161)
Purchases and originations of loans held for sale, net of proceeds from sales of securitizations and loans held for sale	(1)	32
Net cash provided by operating activities	2,124	2,655

Cash flows from investing activities:
Additions to property and equipment	(99)	(97)
Increase in bank loans, net	(2,620)	(978)
Proceeds from sales of loans held for investment	248	272
Purchases of available-for-sale securities	(3,081)	(3,147)
Available-for-sale securities maturations, repayments and redemptions	1,658	744
Proceeds from sales of available-for-sale securities	969	222
Business acquisitions, net of cash acquired	(245)	(5)
Other investing activities, net	13	(31)
Net cash used in investing activities	(3,157)	(3,020)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended June 30,
$ in millions	2021	2020
Cash flows from financing activities:
Proceeds from Federal Home Loan Bank advances	—	850
Repayments of Federal Home Loan Bank advances and other borrowed funds	(29)	(854)
Proceeds from senior notes issuances, net of debt issuance costs paid	737	494
Extinguishment of senior notes payable	(844)	—
Exercise of stock options and employee stock purchases	42	55
Increase in bank deposits	3,539	3,091
Purchases of treasury stock	(127)	(222)
Dividends on common stock	(163)	(154)
Other financing, net	(6)	(2)
Net cash provided by financing activities	3,149	3,258

Currency adjustment:
Effect of exchange rate changes on cash	114	(27)
Net increase in cash and cash equivalents, including those segregated pursuant to regulations	2,230	2,866
Cash and cash equivalents, including those segregated pursuant to regulations at beginning of year	9,634	5,971
Cash and cash equivalents, including those segregated pursuant to regulations at end of period	$11,864	$8,837

Cash and cash equivalents	$5,982	$5,632
Cash and cash equivalents segregated pursuant to regulations	5,882	3,205
Total cash and cash equivalents, including those segregated pursuant to regulations at end of period	$11,864	$8,837

Supplemental disclosures of cash flow information:
Cash paid for interest	$113	$118
Cash paid for income taxes, net	$335	$202
Cash outflows for lease liabilities	$84	$73
Non-cash right-of-use (“ROU”) assets recorded for new and modified leases	$101	$60

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2021

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of RJF and its consolidated subsidiaries that are generally controlled through a majority voting interest. We consolidate all of our 100%-owned subsidiaries. In addition, we consolidate any variable interest entity (“VIE”) in which we are the primary beneficiary. Additional information on these VIEs is provided in Note 2 of our Annual Report on Form 10-K (“2020 Form 10-K”) for the year ended September 30, 2020, as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and in Note 10 of this Form 10-Q. When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2 – UPDATE OF SIGNIFICANT ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 2 of our 2020 Form 10-K. During the nine months ended June 30, 2021, there were no significant changes to our significant accounting policies other than the accounting policies adopted or modified as part of our implementation of new or amended accounting guidance, as noted in the following sections.

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

This new guidance was effective for our fiscal year beginning on October 1, 2020 and was adopted under a modified retrospective approach. The impact of adoption of this new standard resulted in an increase in our allowance for credit losses of $42 million (including $25 million related to loans to financial advisors, $9 million related to funded bank loans and $8 million related to unfunded lending commitments) and a corresponding reduction in the beginning balance of retained earnings of $35 million, net of tax. Prior-period amounts were calculated under the incurred loss model and have not been restated. See Notes 8 and 9 for further information related to bank loans and loans to financial advisors and the related allowances for credit losses.

The following sections highlight changes to our accounting policies as a result of this adoption.

Available-for-sale securities

Available-for-sale securities are generally held by Raymond James Bank and are classified at the date of purchase. They are comprised primarily of agency mortgage-backed securities (“MBS”) and agency collateralized mortgage obligations (“CMOs”), which are guaranteed by the U.S. government or its agencies. Available-for-sale securities owned by Raymond James Bank are used as part of its interest rate risk and liquidity management strategies and may be sold in response to changes in interest rates, changes in prepayment risks, or other factors. As a result of the adoption of the new CECL guidance, credit losses on available-for-sale securities are limited to the difference between the security’s amortized cost basis and its fair value and should be recognized through an allowance for credit losses rather than as a direct reduction in amortized cost basis. Given that our available-for-sale securities portfolio is comprised of government agency securities for which payments of both principal and interest are guaranteed, and based on the lack of historical credit losses, we expect zero credit losses on this portfolio and the related accrued interest receivable. On a quarterly basis, we reassess our expectation of zero credit losses to consider changes in the available-for-sale securities portfolio.

Other receivables, net

Other receivables primarily include receivables from brokers, dealers and clearing organizations, accrued interest receivables and accrued fees from product sponsors.  Receivables from brokers, dealers and clearing organizations primarily consist of deposits placed with clearing organizations, which includes initial margin, and receivables related to sales of securities which have traded, but not yet settled including amounts receivable for securities failed to deliver. We present “Other receivables, net” on our Condensed Consolidated Statements of Financial Condition, net of any allowance for credit losses. However, these receivables generally have minimal credit risk due to the low probability of clearing organization default and the short-term nature of receivables related to securities settlements and therefore, the allowance for credit losses on such receivables is not significant. Any allowance for credit losses for other receivables is estimated using assumptions based on historical experience, current facts and other factors. We update these estimates through periodic evaluations against actual trends experienced.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As permitted under the CECL guidance, we include accrued interest receivables related to our financial assets in “Other receivables, net” on the Condensed Consolidated Statements of Financial Condition instead of with the related financial instrument. We reverse any uncollectible accrued interest into interest income generally when the related financial asset is moved to nonaccrual status. As we write off uncollectible amounts in a timely manner, we do not recognize an allowance for credit losses against accrued interest receivable.

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

NOTE 3 – ACQUISITIONS

Acquisitions announced and completed during the nine months ended June 30, 2021

NWPS

In December 2020, we completed our acquisition of all of the outstanding shares of NWPS Holdings, Inc. and its wholly-owned subsidiaries (collectively “NWPS”), doing business as NWPS and Northwest Plan Services. As an independent provider of retirement plan administration, consulting, actuarial and administration services, the addition of NWPS expands our retirement services offerings, which now include retirement plan administration services, to advisors and clients. For purposes of certain acquisition-related financial reporting requirements, the NWPS acquisition was not considered a material acquisition. NWPS has been integrated into our Private Client Group (“PCG”) segment and its results of operations have been included in our results prospectively from the closing date of December 24, 2020.

During the nine months ended June 30, 2021, the NWPS acquisition resulted in the addition of $139 million of goodwill and $96 million of identifiable intangible assets. The goodwill associated with this acquisition primarily represents synergies from combining NWPS with our existing businesses. The identifiable intangible assets primarily relate to client relationships and have a weighted-average useful life of 24.8 years.

Financo

In March 2021, we completed our acquisition of all of the outstanding ownership interests of Financo, LLC and its subsidiaries (collectively “Financo”), an investment bank focused on the consumer sector. The addition of Financo expands our investment banking capabilities in the consumer and retail space, both domestically and internationally. For purposes of certain acquisition-related financial reporting requirements, the Financo acquisition was not considered a material acquisition. Financo has been integrated into our Capital Markets segment and its results of operations have been included in our results prospectively from the closing date of March 30, 2021.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the nine months ended June 30, 2021, the Financo acquisition resulted in the addition of $30 million of goodwill and $9 million of identifiable intangible assets. The goodwill associated with this acquisition primarily represents synergies from combining Financo with our existing businesses and is generally deductible for tax purposes over 15 years. The identifiable intangible assets primarily relate to client relationships and have a weighted-average useful life of 9 months.

See Notes 2 and 10 of our 2020 Form 10-K and Note 11 of this Form 10-Q for additional information about our goodwill and identifiable intangible assets, including the related accounting policies.

Acquisition announcements

Cebile

On May 25, 2021, we announced we had entered into a definitive agreement to acquire all of the outstanding shares of Cebile Capital (“Cebile”), a leading private fund placement agent and secondary market advisor to private equity firms. The addition of Cebile deepens our investment banking relationships with the private equity community and expands our related service offerings. For purposes of certain acquisition-related financial reporting requirements, the Cebile acquisition will not be considered a material acquisition. Cebile will operate within our Capital Markets segment upon closing of the acquisition, which we expect to occur during our fiscal fourth quarter of 2021 once all regulatory and other closing conditions are satisfactorily resolved.

Charles Stanley

On July 29, 2021, we announced our firm intention to make an offer for the entire issued and to be issued share capital of United Kingdom (“U.K.”)-based Charles Stanley Group PLC (“Charles Stanley”) at a price of £5.15 per share, or approximately £279 million. The combination would provide us the opportunity to accelerate growth in the U.K.; and, through Charles Stanley’s multiple affiliation options, give us the ability to offer wealth management affiliation choices consistent with our model in Canada and the U.S. For purposes of certain acquisition-related financial reporting requirements, the Charles Stanley acquisition will not be considered a material acquisition. The transaction, subject to U.K. Financial Conduct Authority and Charles Stanley shareholder approval, is expected to close in our fiscal first quarter of 2022. Charles Stanley will operate within our PCG segment upon completion of the acquisition.

Acquisition-related expenses

Certain acquisition and integration costs associated with these acquisitions were included in “Acquisition-related expenses” during fiscal 2021 on our Condensed Consolidated Statements of Income and Comprehensive Income. Such costs primarily included legal and other professional fees and, with respect to Financo, amortization expense related to intangible assets with short useful lives.

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

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of June 30, 2021
Assets at fair value on a recurring basis:
Assets segregated pursuant to regulations	$3,000	$—	$—	$—	$3,000
Trading assets:
Municipal and provincial obligations	1	139	—	—	140
Corporate obligations	13	40	—	—	53
Government and agency obligations	16	81	—	—	97
Agency MBS and agency CMOs	—	122	—	—	122
Non-agency CMOs and asset-backed securities (“ABS”)	—	17	—	—	17
Total debt securities	30	399	—	—	429
Equity securities	14	3	—	—	17
Brokered certificates of deposit	—	32	—	—	32
Other	—	—	10	—	10
Total trading assets	44	434	10	—	488
Available-for-sale securities (1)	15	8,176	—	—	8,191
Derivative assets:
Interest rate - matched book	—	221	—	—	221
Interest rate - other	7	150	—	(95)	62
Foreign exchange	—	7	—	—	7
Other	—	—	1	—	1
Total derivative assets	7	378	1	(95)	291
Other investments - private equity - not measured at net asset value (“NAV”)	—	—	66	—	66
All other investments:
Government and agency obligations (2)	321	—	—	—	321
Other	78	2	23	—	103
Total all other investments	399	2	23	—	424
Subtotal	3,465	8,990	100	(95)	12,460
Other investments - private equity - measured at NAV					93
Total assets at fair value on a recurring basis	$3,465	$8,990	$100	$(95)	$12,553

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$2	$—	$—	$—	$2
Corporate obligations	—	20	—	—	20
Government and agency obligations	163	—	—	—	163
Total debt securities	165	20	—	—	185
Equity securities	73	—	—	—	73
Total trading liabilities	238	20	—	—	258
Derivative liabilities:
Interest rate - matched book	—	221	—	—	221
Interest rate - other	6	115	—	(83)	38
Other	—	—	4	—	4
Total derivative liabilities	6	336	4	(83)	263
Total liabilities at fair value on a recurring basis	$244	$356	$4	$(83)	$521

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of September 30, 2020
Assets at fair value on a recurring basis:
Trading assets:
Municipal and provincial obligations	$5	$120	$—	$—	$125
Corporate obligations	11	45	—	—	56
Government and agency obligations	13	131	—	—	144
Agency MBS and agency CMOs	—	130	—	—	130
Non-agency CMOs and ABS	—	13	—	—	13
Total debt securities	29	439	—	—	468
Equity securities	11	5	—	—	16
Brokered certificates of deposit	—	17	—	—	17
Other	—	—	12	—	12
Total trading assets	40	461	12	—	513
Available-for-sale securities (1)	16	7,634	—	—	7,650
Derivative assets:
Interest rate - matched book	—	333	—	—	333
Interest rate - other	16	224	—	(135)	105
Total derivative assets	16	557	—	(135)	438
Other investments - private equity - not measured at NAV	—	—	37	—	37
All other investments:
Government and agency obligations (2)	103	—	—	—	103
Other	92	1	22	—	115
Total all other investments	195	1	22	—	218
Subtotal	267	8,653	71	(135)	8,856
Other investments - private equity - measured at NAV					79
Total assets at fair value on a recurring basis	$267	$8,653	$71	$(135)	$8,935

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$1	$—	$—	$—	$1
Corporate obligations	—	5	—	—	5
Government and agency obligations	136	—	—	—	136
Non-agency CMOs and ABS	—	2	—	—	2
Total debt securities	137	7	—	—	144
Equity securities	96	—	—	—	96
Total trading liabilities	233	7	—	—	240
Derivative liabilities:
Interest rate - matched book	—	333	—	—	333
Interest rate - other	16	145	—	(112)	49
Foreign exchange	—	5	—	—	5
Other	—	1	5	—	6
Total derivative liabilities	16	484	5	(112)	393
Total liabilities at fair value on a recurring basis	$249	$491	$5	$(112)	$633

(1)    Substantially all of our available-for-sale securities consist of agency MBS and agency CMOs. See Note 5 for further information.
(2)    These assets are comprised of U.S. Treasuries purchased to meet certain deposit requirements with clearing organizations or to meet future customer reserve requirements.

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

Three months ended June 30, 2021 Level 3 instruments at fair value
	Financial assets				Financial liabilities
	Trading assets	Derivative assets	Other investments		Trading liabilities	Derivative liabilities
$ in millions	Other	Other	Private equity investments	All other	Other	Other
Fair value beginning of period	$5	$—	$52	$23	$(1)	$(4)
Total gains/(losses) included in earnings	—	1	14	—	1	—
Purchases and contributions	10	—	—	—	—	—
Sales and distributions	(5)	—	—	—	—	—
Transfers:
Into Level 3	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—
Fair value end of period	$10	$1	$66	$23	$—	$(4)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$1	$14	$—	$—	$—

Nine Months Ended June 30, 2021 Level 3 instruments at fair value
	Financial assets				Financial liabilities
	Trading assets	Derivative assets	Other investments		Trading liabilities	Derivative liabilities
$ in millions	Other	Other	Private equity investments	All other	Other	Other
Fair value beginning of period	$12	$—	$37	$22	$—	$(5)
Total gains/(losses) included in earnings	—	1	29	1	—	1
Purchases and contributions	26	—	—	—	—	—
Sales and distributions	(28)	—	—	—	—	—
Transfers:
Into Level 3	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—
Fair value end of period	$10	$1	$66	$23	$—	$(4)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$1	$29	$—	$—	$1

The net unrealized gains included in earnings on our Level 3 private equity investments for the three and nine months ended June 30, 2021 primarily reflected the impact of continued improvement in market conditions and an improved outlook for certain of our investments. Of these gains, $9 million and $18 million were attributable to noncontrolling interests, which are reflected as an offset in “Other” expenses on our Condensed Consolidated Statements of Income and Comprehensive Income.

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

The net unrealized losses on our Level 3 private equity investments for the nine months ended June 30, 2020 were primarily driven by the then anticipated negative impact of the coronavirus (“COVID-19”) pandemic on certain of our investments. Of these losses, $20 million were attributable to noncontrolling interests, which are reflected as an offset in “Other” expenses on our Condensed Consolidated Statements of Income and Comprehensive Income.

As of June 30, 2021, 22% of our assets and 1% of our liabilities were measured at fair value on a recurring basis.  In comparison, as of September 30, 2020, 19% of our assets and 2% of our liabilities were measured at fair value on a recurring basis. The increase in assets measured at fair value on a recurring basis as a percentage of total assets was primarily due to a significant increase in assets segregated pursuant to regulations at fair value during fiscal 2021, driven by a significant increase in client cash balances. As of both June 30, 2021 and September 30, 2020, Level 3 assets represented less than 1% of our assets measured at fair value on a recurring basis.

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

Recurring measurements $ in millions	Fair value at June 30, 2021	Valuation technique(s)	Unobservable input	Range (weighted-average)
Other investments - private equity investments (not measured at NAV)	$66	Discounted cash flow, transaction price or other investment-specific events	Discount rate	25%
			Terminal year	2034 - 2034 (2034)
	Fair value at September 30, 2020
Other investments - private equity investments (not measured at NAV)	$37	Discounted cash flow, transaction price or other investment-specific events	Discount rate	25%
			Terminal earnings before interest, tax, depreciation and amortization (“EBITDA”) multiple	9.0x
			Terminal year	2021 - 2042 (2023)

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

Our private equity portfolio as of June 30, 2021 includes various direct investments, as well as investments in third-party private equity funds and various legacy private equity funds which we sponsor. The portfolio is primarily invested in a broad range of strategies including leveraged buyouts, growth capital, distressed capital, venture capital and mezzanine capital. Due to the closed-end nature of certain of our fund investments, such investments cannot be redeemed directly with the funds. Our investment is monetized by distributions received through the liquidation of the underlying assets of those funds, the timing of which is uncertain.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the recorded value and unfunded commitments related to our private equity investments portfolio.

$ in millions	Recorded value	Unfunded commitment
June 30, 2021
Private equity investments measured at NAV	$93	$8
Private equity investments not measured at NAV	66
Total private equity investments	$159

September 30, 2020
Private equity investments measured at NAV	$79	$9
Private equity investments not measured at NAV	37
Total private equity investments	$116

Of the total private equity investments, the portions we owned were $115 million and $90 million as of June 30, 2021 and September 30, 2020, respectively. The portions of the private equity investments we did not own were $44 million and $26 million as of June 30, 2021 and September 30, 2020, respectively, and were included as a component of noncontrolling interests on our Condensed Consolidated Statements of Financial Condition.

As a financial holding company, we are subject to holding period limitations for our merchant banking activities. As a result, we will be required to exit certain of our private equity investments by February 2022. Additionally, many of our private equity fund investments meet the definition of prohibited covered funds as defined by the Volcker Rule enacted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”). We have received approval from the Board of Governors of the Federal Reserve System (“the Fed”) to continue to hold the majority of our covered fund investments until July 2022.

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

$ in millions	Level 2	Level 3	Total fair value	Valuation technique(s)	Unobservable input	Range (weighted-average)
June 30, 2021
Bank loans:
Residential mortgage loans	$4	$11	$15	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.6 yrs.)
Corporate loans	$—	$25	$25	Collateral or discounted cash flow (1)	Not meaningful (1)	Not meaningful (1)
Loans held for sale	$68	$—	$68	N/A	N/A	N/A

September 30, 2020
Bank loans:
Residential mortgage loans	$4	$13	$17	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.6 yrs.)
Corporate loans	$—	$15	$15	Collateral or discounted cash flow (1)	Not meaningful (1)	Not meaningful (1)
Loans held for sale	$38	$—	$38	N/A	N/A	N/A
Other assets: other real estate owned	$1	$—	$1	N/A	N/A	N/A

(1)    The valuation techniques used to estimate the fair values are based on collateral value less selling costs for the collateral-dependent loans and discounted cash flows for loans that are not collateral-dependent.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Financial instruments not recorded at fair value

Many, but not all, of the financial instruments we hold were recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The following table presents the estimated fair value and fair value hierarchy of financial assets and liabilities that are not recorded at fair value in accordance with GAAP on the Condensed Consolidated Statements of Financial Condition at June 30, 2021 and September 30, 2020. This table excludes financial instruments that are carried at amounts which approximate fair value. Refer to Note 3 of our 2020 Form 10-K for a discussion of the fair value hierarchy classifications of our financial instruments that are not recorded at fair value.

$ in millions	Level 2	Level 3	Total estimated fair value	Carrying amount
June 30, 2021
Financial assets:
Bank loans, net	$69	$23,614	$23,683	$23,788
Financial liabilities:
Bank deposits - certificates of deposit	$—	$904	$904	$880
Senior notes payable	$2,457	$—	$2,457	$2,037

September 30, 2020
Financial assets:
Bank loans, net	$72	$21,119	$21,191	$21,125
Financial liabilities:
Bank deposits - certificates of deposit	$—	$1,056	$1,056	$1,017
Senior notes payable	$2,504	$—	$2,504	$2,045

NOTE 5 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities are primarily comprised of agency MBS and agency CMOs owned by Raymond James Bank. As of October 1, 2020, we adopted new accounting guidance related to the measurement of credit losses on financial instruments, including available-for-sale securities. Refer to Note 2 for further information about this guidance and a discussion of our available-for-sale securities.

The following table details the amortized costs and fair values of our available-for-sale securities.

$ in millions	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2021
Agency residential MBS	$4,958	$53	$(16)	$4,995
Agency commercial MBS	1,263	10	(18)	1,255
Agency CMOs	1,928	11	(13)	1,926
Other securities	15	—	—	15
Total available-for-sale securities	$8,164	$74	$(47)	$8,191

September 30, 2020
Agency residential MBS	$4,064	$74	$(3)	$4,135
Agency commercial MBS	948	22	(1)	969
Agency CMOs	2,504	27	(1)	2,530
Other securities	15	1	—	16
Total available-for-sale securities	$7,531	$124	$(5)	$7,650

The amortized costs and fair values in the preceding table exclude $14 million and $15 million of accrued interest on available-for-sale securities as of June 30, 2021 and September 30, 2020, respectively, which was included in “Other receivables, net” on our Condensed Consolidated Statements of Financial Condition.

See Note 4 for additional information regarding the fair value of available-for-sale securities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table details the contractual maturities, amortized costs, carrying values and current yields for our available-for-sale securities.  Since our MBS and CMO available-for-sale securities are backed by mortgages, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. As a result, as of June 30, 2021, the weighted-average life of our available-for-sale securities portfolio was approximately 4 years.

	June 30, 2021
$ in millions	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency residential MBS
Amortized cost	$—	$49	$2,160	$2,749	$4,958
Carrying value	$—	$51	$2,187	$2,757	$4,995
Agency commercial MBS
Amortized cost	$19	$297	$814	$133	$1,263
Carrying value	$19	$301	$803	$132	$1,255
Agency CMOs
Amortized cost	$—	$1	$44	$1,883	$1,928
Carrying value	$—	$1	$45	$1,880	$1,926
Other securities
Amortized cost	$—	$7	$8	$—	$15
Carrying value	$—	$7	$8	$—	$15
Total available-for-sale securities
Amortized cost	$19	$354	$3,026	$4,765	$8,164
Carrying value	$19	$360	$3,043	$4,769	$8,191
Weighted-average yield	2.10%	1.67%	1.22%	1.09%	1.17%

The following table details the gross unrealized losses and fair values of securities that were in a loss position at the reporting period end, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
$ in millions	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
June 30, 2021
Agency residential MBS	$2,294	$(16)	$—	$—	$2,294	$(16)
Agency commercial MBS	851	(18)	—	—	851	(18)
Agency CMOs	968	(13)	44	—	1,012	(13)
Other securities	3	—	—	—	3	—
Total	$4,116	$(47)	$44	$—	$4,160	$(47)
September 30, 2020
Agency residential MBS	$966	$(3)	$—	$—	$966	$(3)
Agency commercial MBS	177	(1)	—	—	177	(1)
Agency CMOs	410	(1)	—	—	410	(1)
Total	$1,553	$(5)	$—	$—	$1,553	$(5)

The contractual cash flows of our available-for-sale securities are guaranteed by the U.S. government or its agencies. At June 30, 2021, of the 208 available-for-sale securities in an unrealized loss position, 205 were in a continuous unrealized loss position for less than 12 months and three securities were in a continuous unrealized loss position for greater than 12 months. We do not consider unrealized losses associated with these securities to be credit losses due to the guarantee of the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities. In addition, unrealized losses related to these available-for-sale securities are generally due to changes in market interest rates. At June 30, 2021, based on our assessment of this portfolio, we did not recognize an allowance for credit losses on our available-for-sale securities. At June 30, 2021, debt securities we held in excess of ten percent of our equity included those issued by the Federal National Home Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) with amortized costs of $4.84 billion and $2.79 billion, respectively, which also approximated the fair values of the securities.

During the three and nine months ended June 30, 2021, we received proceeds of $450 million and $969 million, respectively, from the sales of agency MBS and agency CMO available-for-sale securities. During the three and nine months ended June 30, 2020, we received proceeds of $222 million from sales of available-for-sale securities. These sales resulted in insignificant

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
gains in each period, which were included in “Other” revenues on our Condensed Consolidated Statements of Income and Comprehensive Income.

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

	June 30, 2021			September 30, 2020
$ in millions	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate - matched book	$221	$221	$1,862	$333	$333	$2,174
Interest rate - other (1)	157	121	14,977	240	161	19,206
Foreign exchange	3	—	755	—	2	605
Other	1	4	578	—	6	608
Subtotal	382	346	18,172	573	502	22,593
Derivatives designated as hedging instruments
Interest rate	—	—	850	—	—	850
Foreign exchange	4	—	918	—	3	866
Subtotal	4	—	1,768	—	3	1,716
Total gross fair value/notional amount	386	346	$19,940	573	505	$24,309
Offset on the Condensed Consolidated Statements of Financial Condition
Counterparty netting	(45)	(45)		(40)	(40)
Cash collateral netting	(50)	(38)		(95)	(72)
Total amounts offset	(95)	(83)		(135)	(112)
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	291	263		438	393
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
Financial instruments (2)	(233)	(221)		(349)	(333)
Total	$58	$42		$89	$60

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

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2021	2020	2021	2020
Interest rate (cash flow hedges)	$(2)	$(4)	$22	$(37)
Foreign exchange (net investment hedges)	(9)	(21)	(48)	18
Total gains/(losses) in AOCI, net of taxes	$(11)	$(25)	$(26)	$(19)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for each of the three and nine months ended June 30, 2021 and 2020. We expect to reclassify $16 million of interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is 6 years.

The following table details the gains/(losses) on derivatives not designated as hedging instruments recognized on the Condensed Consolidated Statements of Income and Comprehensive Income.

$ in millions		Three months ended June 30,		Nine months ended June 30,
	Location of gain/(loss)	2021	2020	2021	2020
Interest rate	Principal transactions/other revenues	$2	$—	$12	$5
Foreign exchange	Other revenues	$(9)	$(19)	$(39)	$13
Other	Principal transactions	$1	$—	$3	$—
Other	Compensation, commissions and benefits expense	$—	$—	$—	$(1)

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

Our only exposure to credit risk on matched book derivatives is related to our uncollected derivative transaction fee revenues, which were insignificant as of both June 30, 2021 and September 30, 2020. We are not exposed to market risk on these derivatives due to the pass-through transaction structure described in Note 2 of our 2020 Form 10-K.

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

	Collateralized agreements			Collateralized financings
$ in millions	Reverse repurchase agreements	Securities borrowed	Total	Repurchase agreements	Securities loaned	Total
June 30, 2021
Gross amounts of recognized assets/liabilities	$289	$350	$639	$185	$100	$285
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	289	350	639	185	100	285
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(289)	(339)	(628)	(185)	(96)	(281)
Net amounts	$—	$11	$11	$—	$4	$4
September 30, 2020
Gross amounts of recognized assets/liabilities	$207	$215	$422	$165	$85	$250
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	207	215	422	165	85	250
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(207)	(209)	(416)	(165)	(79)	(244)
Net amounts	$—	$6	$6	$—	$6	$6

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

$ in millions	June 30, 2021	September 30, 2020
Collateral we received that was available to be delivered or repledged	$3,515	$2,869
Collateral that we delivered or repledged	$973	$788

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

$ in millions	June 30, 2021	September 30, 2020
Had the right to deliver or repledge	$379	$325
Did not have the right to deliver or repledge	$65	$65
Bank loans, net pledged at the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank of Atlanta	$5,581	$5,367

Repurchase agreements, repurchase-to-maturity transactions and securities loaned accounted for as secured borrowings

The following table presents the remaining contractual maturity of repurchase agreements and securities lending transactions accounted for as secured borrowings.

$ in millions	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
June 30, 2021
Repurchase agreements:
Government and agency obligations	$88	$—	$—	$—	$88
Agency MBS and agency CMOs	97	—	—	—	97
Total repurchase agreements	185	—	—	—	185
Securities loaned:
Equity securities	100	—	—	—	100
Total collateralized financings	$285	$—	$—	$—	$285
September 30, 2020
Repurchase agreements:
Government and agency obligations	$87	$—	$—	$—	$87
Agency MBS and agency CMOs	78	—	—	—	78
Total repurchase agreements	165	—	—	—	165
Securities loaned:
Equity securities	85	—	—	—	85
Total collateralized financings	$250	$—	$—	$—	$250

As of both June 30, 2021 and September 30, 2020, we did not have any “repurchase-to-maturity” agreements, which are repurchase agreements where a security is transferred under an agreement to repurchase and the maturity date of the repurchase agreement matches the maturity date of the underlying security.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 – BANK LOANS, NET

Bank client receivables are comprised of loans originated or purchased by Raymond James Bank and include C&I loans, REIT loans, tax-exempt loans, commercial and residential real estate loans, and SBL and other loans. These receivables are collateralized by first and, to a lesser extent, second mortgages on residential or other real property, other assets of the borrower, a pledge of revenue, securities or are unsecured. See Note 2 of our 2020 Form 10-K for a discussion of accounting policies related to bank loans.

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

The following table presents the balances for both the held for sale and held for investment loan portfolios, as well as the associated percentage of each portfolio segment in Raymond James Bank’s total loan portfolio.

	June 30, 2021		September 30, 2020
$ in millions	Balance	%	Balance	%
C&I loans	$8,011	33%	$7,421	34%
CRE loans	2,728	11%	2,489	12%
REIT loans	1,270	5%	1,210	5%
Tax-exempt loans	1,320	6%	1,259	6%
Residential mortgage loans	5,170	21%	4,973	23%
SBL and other	5,582	23%	4,087	19%
Total loans held for investment	24,081	99%	21,439	99%
Held for sale loans	137	1%	110	1%
Total loans held for sale and investment	24,218	100%	21,549	100%
Allowance for credit losses	(322)		(354)
Bank loans, net	$23,896		$21,195
Accrued interest receivable on bank loans	$47		$45

The allowance for credit losses as of June 30, 2021 was determined using the new CECL methodology, which was adopted on October 1, 2020. Prior periods have not been restated and were calculated under the incurred loss methodology.

Accrued interest receivables presented in the preceding table are reported in “Other receivables, net” on our Condensed Consolidated Statements of Financial Condition.

At June 30, 2021, the FHLB had a blanket lien on Raymond James Bank’s residential mortgage loan portfolio as security for the repayment of certain borrowings. See Note 14 of our 2020 Form 10-K for more information regarding borrowings from the FHLB.

Held for sale loans

Raymond James Bank originated or purchased $385 million and $1.50 billion of loans held for sale during the three and nine months ended June 30, 2021, respectively, and $185 million and $1.33 billion during the three and nine months ended June 30, 2020, respectively. Proceeds from the sale of these held for sale loans amounted to $230 million and $625 million during the three and nine months ended June 30, 2021, respectively, and $130 million and $564 million during the three and nine months ended June 30, 2020, respectively. Net gains resulting from such sales were insignificant in all periods during the three and nine months ended June 30, 2021 and 2020.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Purchases and sales of loans held for investment

The following table presents purchases and sales of loans held for investment by portfolio segment.

$ in millions	C&I loans	CRE loans	Residential mortgage loans	Total
Three months ended June 30, 2021
Purchases	$381	$—	$190	$571
Sales	$116	$—	$—	$116
Nine months ended June 30, 2021
Purchases	$1,041	$—	$350	$1,391
Sales	$216	$—	$—	$216
Three months ended June 30, 2020
Purchases	$—	$—	$113	$113
Sales	$265	$27	$—	$292
Nine months ended June 30, 2020
Purchases	$363	$5	$371	$739
Sales	$285	$27	$—	$312

Sales in the preceding table represent the recorded investment (i.e., net of charge-offs and discounts or premiums) of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. As more fully described in Note 2 of our 2020 Form 10-K, corporate loan sales generally occur as part of our credit management activities.

Aging analysis of loans held for investment

The following table presents information on delinquency status of our loans held for investment.

$ in millions	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual with allowance	Nonaccrual with no allowance	Current and accruing	Total loans held for investment
June 30, 2021
C&I loans	$1	$—	$1	$—	$—	$8,010	$8,011
CRE loans	—	—	—	14	13	2,701	2,728
REIT loans	—	—	—	—	—	1,270	1,270
Tax-exempt loans	—	—	—	—	—	1,320	1,320
Residential mortgage loans	2	—	2	1	14	5,153	5,170
SBL and other	—	—	—	—	—	5,582	5,582
Total loans held for investment	$3	$—	$3	$15	$27	$24,036	$24,081

September 30, 2020
C&I loans	$—	$—	$—	$2	$—	$7,419	$7,421
CRE loans	—	—	—	—	14	2,475	2,489
REIT loans	—	—	—	—	—	1,210	1,210
Tax-exempt loans	—	—	—	—	—	1,259	1,259
Residential mortgage loans	—	—	—	3	11	4,959	4,973
SBL and other	—	—	—	—	—	4,087	4,087
Total loans held for investment	$—	$—	$—	$5	$25	$21,409	$21,439

The preceding table includes $28 million and $15 million at June 30, 2021 and September 30, 2020, respectively, of nonaccrual loans which were current pursuant to their contractual terms. The table also includes TDRs of $13 million for both CRE and residential first mortgage loans at June 30, 2021, and $6 million and $15 million, respectively, at September 30, 2020.

Other real estate owned, included in “Other assets” on our Condensed Consolidated Statements of Financial Condition, was insignificant at both June 30, 2021 and September 30, 2020.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Collateral-dependent loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale of the underlying collateral. At June 30, 2021, we had $27 million of collateral-dependent CRE loans, which were fully collateralized by retail and industrial real estate, and $8 million of collateral-dependent residential loans, which were fully collateralized by single family homes. Collateral-dependent loans do not include loans to borrowers who have been granted forbearance as result of the COVID-19 pandemic or loans for which the borrower had requested a loan modification, where the request had been initiated but had not been approved or completed as of the end of the quarter. Such loans may be considered collateral-dependent after the forbearance period expires. The recorded investment in mortgage loans secured by one-to-four family residential properties for which formal foreclosure proceedings were in process was $4 million and $6 million at June 30, 2021 and September 30, 2020, respectively.

Credit quality indicators

The credit quality of our bank loan portfolio is summarized monthly by management using internal risk ratings, which align with the standard asset classification system utilized by bank regulators.  These classifications are divided into three groups: Not Classified (Pass), Special Mention, and Classified or Adverse Rating (Substandard, Doubtful and Loss). These terms are defined as follows:

Pass – Loans which are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less costs to acquire and sell, of any underlying collateral in a timely manner.

Special Mention – Loans which have potential weaknesses that deserve management’s close attention. These loans are not adversely classified and do not expose us to sufficient risk to warrant an adverse classification.

Substandard – Loans which are inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Loans with this classification are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans which have all the weaknesses inherent in loans classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently-known facts, conditions and values.

Loss – Loans which are considered by management to be uncollectible and of such little value that their continuance on our books as an asset, without establishment of a specific valuation allowance or charge-off, is not warranted.  We do not have any loan balances within this classification because, in accordance with our accounting policy, loans, or a portion thereof considered to be uncollectible are charged-off prior to the assignment of this classification.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following tables present our held for investment bank loan portfolio by year of origination and credit quality indicator as of June 30, 2021.

$ in millions	2021	2020	2019	2018	2017	Prior	Revolving loans	Total
C&I loans
Risk rating:
Pass	$593	$1,332	$1,167	$1,325	$1,004	$1,582	$635	$7,638
Special mention	—	—	42	92	—	88	—	222
Substandard	—	—	39	84	—	28	—	151
Doubtful	—	—	—	—	—	—	—	—
Total C&I loans	$593	$1,332	$1,248	$1,501	$1,004	$1,698	$635	$8,011

CRE loans
Risk rating:
Pass	$330	$432	$477	$653	$227	$177	$63	$2,359
Special mention	—	45	86	27	—	—	—	158
Substandard	—	—	32	113	8	58	—	211
Doubtful	—	—	—	—	—	—	—	—
Total CRE loans	$330	$477	$595	$793	$235	$235	$63	$2,728

REIT loans
Risk rating:
Pass	$214	$124	$87	$87	$46	$171	$331	$1,060
Special mention	—	—	23	11	35	106	8	183
Substandard	—	—	21	—	4	—	2	27
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$214	$124	$131	$98	$85	$277	$341	$1,270

Tax-exempt loans
Risk rating:
Pass	$125	$59	$121	$209	$272	$534	$—	$1,320
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$125	$59	$121	$209	$272	$534	$—	$1,320

Residential mortgage loans
Risk rating:
Pass	$1,381	$1,363	$712	$447	$489	$733	$17	$5,142
Special mention	—	—	—	—	—	5	—	5
Substandard	—	—	—	1	2	20	—	23
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$1,381	$1,363	$712	$448	$491	$758	$17	$5,170

SBL and other
Risk rating:
Pass	$—	$45	$12	$—	$—	$—	$5,525	$5,582
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total SBL and other	$—	$45	$12	$—	$—	$—	$5,525	$5,582

Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
We also monitor the credit quality of the residential mortgage loan portfolio utilizing FICO scores and LTV ratios. A FICO score measures a borrower’s creditworthiness by considering factors such as payment and credit history. LTV measures the carrying value of the loan as a percentage of the value of the property securing the loan.

The following table presents the held for investment residential mortgage loan portfolio by FICO score and by LTV ratio at origination.

$ in millions	June 30, 2021	September 30, 2020
FICO score:
Below 600	$66	$67
600 - 699	398	363
700 - 799	3,665	3,463
800 +	1,036	1,076
FICO score not available	5	4
Total	$5,170	$4,973

LTV ratio:
Below 80%	$4,044	$3,852
80%+	1,126	1,121
Total	$5,170	$4,973

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Allowance for credit losses

The following table presents changes in the allowance for credit losses on held for investment bank loans by portfolio segment.

$ in millions	C&I loans	CRE loans	REIT loans	Tax-exempt loans	Residential mortgage loans	SBL and other	Total
Three months ended June 30, 2021
Balance at beginning of period	$203	$74	$36	$2	$26	$4	$345
Provision/(benefit) for credit losses	(14)	2	(10)	—	3	—	(19)
Net (charge-offs)/recoveries:
Charge-offs	(1)	(3)	—	—	—	—	(4)
Recoveries	—	—	—	—	—	—	—
Net (charge-offs)/recoveries	(1)	(3)	—	—	—	—	(4)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of period	$188	$73	$26	$2	$29	$4	$322

Nine months ended June 30, 2021
Balance at beginning of period	$200	$81	$36	$14	$18	$5	$354
Impact of CECL adoption	19	(11)	(9)	(12)	24	(2)	9
Provision/(benefit) for credit losses	(29)	5	(1)	—	(13)	1	(37)
Net (charge-offs)/recoveries:
Charge-offs	(3)	(3)	—	—	—	—	(6)
Recoveries	—	—	—	—	—	—	—
Net (charge-offs)/recoveries	(3)	(3)	—	—	—	—	(6)
Foreign exchange translation adjustment	1	1	—	—	—	—	2
Balance at end of period	$188	$73	$26	$2	$29	$4	$322

Three months ended June 30, 2020
Balance at beginning of period	$196	$54	$38	$11	$18	$7	$324
Provision/(benefit) for credit losses	59	24	(3)	2	1	(2)	81
Net (charge-offs)/recoveries:
Charge-offs	(71)	(2)	—	—	—	—	(73)
Recoveries	—	—	—	—	1	—	1
Net (charge-offs)/recoveries	(71)	(2)	—	—	1	—	(72)
Foreign exchange translation adjustment	1	—	—	—	—	—	1
Balance at end of period	$185	$76	$35	$13	$20	$5	$334

Nine months ended June 30, 2020
Balance at beginning of period	$139	$34	$15	$9	$16	$5	$218
Provision/(benefit) for credit losses	117	44	20	4	3	—	188
Net (charge-offs)/recoveries:
Charge-offs	(71)	(2)	—	—	—	—	(73)
Recoveries	—	—	—	—	1	—	1
Net (charge-offs)/recoveries	(71)	(2)	—	—	1	—	(72)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of period	$185	$76	$35	$13	$20	$5	$334

The allowance for credit losses on held for investment bank loans decreased $23 million to $322 million during three months ended June 30, 2021, primarily due to an improved forecast for macroeconomic inputs, including unemployment and gross domestic product, and improved credit ratings within the corporate loan portfolio. The allowance for credit losses decreased $41 million to $322 million since the adoption of CECL on October 1, 2020, largely attributable to improved forecasts for certain macroeconomic inputs to our CECL model since our adoption date, including improved outlooks on unemployment and gross domestic product, which favorably impact most of our loan portfolios, as well as improved credit ratings within our corporate loan portfolio.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The allowance for credit losses on unfunded lending commitments, which is included in “Other payables” on our Condensed Consolidated Statements of Financial Condition, was $15 million, $17 million and $12 million at June 30, 2021, March 31, 2021 and September 30, 2020, respectively. The decrease in the allowance for credit losses on unfunded lending commitments during the three months ended June 30, 2021 was primarily due to an improved outlook for commercial real estate compared with March 31, 2021. The increase in the allowance for credit losses on unfunded lending commitments as of June 30, 2021 compared with September 30, 2020 was predominantly due to the adoption impact of CECL.

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

$ in millions	June 30, 2021	September 30, 2020
Currently affiliated with the firm (1)	$1,059	$1,001
No longer affiliated with the firm (2)	12	15
Total loans to financial advisors	1,071	1,016
Allowance for credit losses	(29)	(4)
Loans to financial advisors, net	$1,042	$1,012
Accrued interest receivable on loans to financial advisors	$4	$4
(1) These loans were predominately current.
(2) These loans were predominately past due for a period of 180 days or more and on nonaccrual status.

The allowance for credit losses as of June 30, 2021 was determined using the CECL methodology, which we adopted on October 1, 2020. Prior periods calculated under the incurred loss methodology have not been restated. The increase in the allowance from September 30, 2020 to June 30, 2021 was primarily due to the October 1, 2020 CECL adoption, which resulted in an increase in our allowance for credit losses of $25 million. See Note 2 for further information on the CECL adoption.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

$ in millions	Aggregate assets	Aggregate liabilities
June 30, 2021
Private Equity Interests	$57	$4
LIHTC funds	66	6
Restricted Stock Trust Fund	21	21
Total	$144	$31

September 30, 2020
Private Equity Interests	$39	$4
LIHTC funds	168	76
Restricted Stock Trust Fund	14	14
Total	$221	$94

The following table presents information about the carrying value of the assets and liabilities of the VIEs which we consolidate and which are included on our Condensed Consolidated Statements of Financial Condition. Intercompany balances are eliminated in consolidation and not reflected in the following table.

$ in millions	June 30, 2021	September 30, 2020
Assets:
Cash and cash equivalents and assets segregated pursuant to regulations	$7	$9
Other investments	56	37
Other assets	65	164
Total assets	$128	$210
Liabilities:
Other payables	$7	$76
Total liabilities	$7	$76
Noncontrolling interests	$55	$62

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

	June 30, 2021			September 30, 2020
$ in millions	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
Private Equity Interests	$7,398	$43	$81	$7,738	$96	$67
LIHTC funds	6,771	2,174	34	6,516	1,993	66
Other	457	137	9	227	136	6
Total	$14,626	$2,354	$124	$14,481	$2,225	$139

NOTE 11 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

Our goodwill and identifiable intangible assets result from various acquisitions. During the nine months ended June 30, 2021, we acquired NWPS and Financo, both of which resulted in goodwill and identifiable intangible assets. See Note 3 for additional information on these acquisitions and the related goodwill and identifiable intangible assets. See Notes 2 and 10 of our 2020 Form 10-K for additional information about our goodwill and intangible assets, including the related accounting policies.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
We perform goodwill and indefinite-lived intangible asset impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value or indicate that the asset is impaired.  We performed our latest annual impairment testing for our goodwill and indefinite-lived intangible asset as of January 1, 2021, our annual evaluation date, evaluating balances as of December 31, 2020. In this annual evaluation, we performed a qualitative impairment assessment for each of our reporting units that had goodwill, as well as for our indefinite-lived intangible asset.

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

NOTE 12 – LEASES

The following table presents the balances related to our leases on our Condensed Consolidated Statements of Financial Condition. The weighted-average remaining lease term and discount rate for our leases was 5.8 years and 3.70%, respectively, as of June 30, 2021. See Note 2 of our 2020 Form 10-K for a discussion of our accounting policies related to leases.

$ in millions	June 30, 2021	September 30, 2020
ROU assets (included in Other assets)	$344	$321
Lease liabilities (included in Other payables)	$372	$345

Lease expense

The following table details the components of lease expense, which is included in “Occupancy and equipment” expense on our Condensed Consolidated Statements of Income and Comprehensive Income. Lease expense is recognized on a straight-line basis over the lease term if the ROU asset has not been impaired or abandoned.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2021	2020	2021	2020
Lease costs	$27	25	$81	71
Variable lease costs	$7	6	$20	18

Variable lease costs in the preceding table include payments for common area maintenance charges and other variable costs that are not reflected in the measurement of ROU assets and lease liabilities.

Lease liabilities

The maturities by fiscal year of our lease liabilities as of June 30, 2021 are presented in the following table.

$ in millions
Remainder of 2021	$18
2022	98
2023	81
2024	60
2025	46
Thereafter	114
Gross lease payments	417
Less: interest	(45)
Present value of lease liabilities	$372

Lease payments in the preceding table exclude $136 million of legally binding minimum lease payments for leases signed but not yet commenced. These leases are estimated to commence between fiscal year 2021 and 2022 with lease terms ranging from one year to 11 years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 – BANK DEPOSITS

Bank deposits include savings and money market accounts, certificates of deposit with Raymond James Bank, Negotiable Order of Withdrawal (“NOW”) accounts and demand deposits. The following table presents a summary of bank deposits, as well as the weighted-average interest rates on such deposits. The calculation of the weighted-average rates were based on the actual deposit balances and rates at each respective period end.

	June 30, 2021		September 30, 2020
$ in millions	Balance	Weighted-average rate	Balance	Weighted-average rate
Savings and money market accounts	$29,257	0.01%	$25,604	0.01%
Certificates of deposit	880	1.91%	1,017	1.94%
NOW accounts	171	1.76%	156	1.92%
Demand deposits (non-interest-bearing)	32	—	24	—
Total bank deposits	$30,340	0.07%	$26,801	0.09%

Total bank deposits in the preceding table exclude affiliate deposits of $185 million at both June 30, 2021 and September 30, 2020, all of which were held in a deposit account at Raymond James Bank on behalf of RJF.

Savings and money market accounts in the preceding table consist primarily of deposits that are cash balances swept to Raymond James Bank from the client investment accounts maintained at Raymond James & Associates, Inc. (“RJ&A”). These balances are held in Federal Deposit Insurance Corporation (“FDIC”)-insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”). The aggregate amount of individual time deposit account balances that exceeded the FDIC insurance limit at June 30, 2021 was approximately $23 million.

The following table sets forth the scheduled maturities of certificates of deposit.

	June 30, 2021		September 30, 2020
$ in millions	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
Three months or less	$29	$26	$59	$76
Over three through six months	11	85	26	18
Over six through twelve months	33	104	19	26
Over one through two years	61	149	43	206
Over two through three years	55	157	67	170
Over three through four years	6	149	37	165
Over four through five years	8	7	7	98
Total certificates of deposit	$203	$677	$258	$759

Interest expense on deposits, excluding interest expense related to affiliate deposits, is summarized in the following table.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2021	2020	2021	2020
Savings, money market, and NOW accounts	$1	$2	$4	$20
Certificates of deposit	4	5	13	15
Total interest expense on deposits	$5	$7	$17	$35

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14 – SENIOR NOTES PAYABLE

The following table summarizes our senior notes payable.

$ in millions	June 30, 2021	September 30, 2020
4.65% senior notes, due 2030	$500	$500
4.95% senior notes, due 2046	800	800
3.750% senior notes, due 2051	750	—
5.625% senior notes, due 2024	—	250
3.625% senior notes, due 2026	—	500
Total principal amount	2,050	2,050
Unaccreted premium	5	10
Unamortized debt issuance costs	(18)	(15)
Total senior notes payable	$2,037	$2,045

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

Tender offers and redemptions of certain senior notes

Concurrently with the launch of our offering of $750 million in aggregate principal amount of 3.75% senior notes due April 2051 described above, we commenced cash tender offers (the “Tender Offers”) for any and all of our then outstanding 5.625% senior notes due 2024 and 3.625% senior notes due 2026 (the “Pre-existing Notes”). Pursuant to the Tender Offers, in April 2021 we repurchased an aggregate of $332 million outstanding Pre-existing Notes for an aggregate purchase price of $373 million.

In addition, in April 2021 we issued notices of redemption to holders of the Pre-existing Notes pursuant to the indentures governing such notes, to redeem any Pre-existing Notes that remained outstanding following the closing of the Tender Offers. In May 2021 we redeemed the remaining outstanding balance of the Pre-existing Notes of $418 million for an aggregate redemption price of $473 million.

These repurchases and redemptions of the Pre-existing Notes were funded with the net proceeds from our 3.75% senior notes due April 2051 and cash on hand, and resulted in a loss of $98 million which is comprised of make-whole premiums, unamortized debt issuance costs which were accelerated, and certain legal and professional fees. This loss was presented in

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
“Losses on extinguishment of debt” on our Condensed Consolidated Statements of Income and Comprehensive Income in our third fiscal quarter of 2021.

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

Effective tax rate

Our effective income tax rate was 20.9% for the nine months ended June 30, 2021, which was lower than the 22.2% effective tax rate for fiscal 2020. The decrease in the effective income tax rate was primarily due to an increase in valuation gains associated with our company-owned life insurance policies which are not subject to tax.

Uncertain tax positions

Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is reasonably possible that our uncertain tax position liability balance may decrease within the next 12 months by up to $4 million as a result of the expiration of statutes of limitations and the completion of tax authorities’ examinations.

NOTE 16 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Underwriting commitments

In the normal course of business, we enter into commitments for debt and equity underwritings. As of June 30, 2021, we had three such open underwriting commitments, which were subsequently settled in open market transactions and did not result in significant losses.

Lending commitments and other credit-related financial instruments

Raymond James Bank has outstanding, at any time, a significant number of commitments to extend credit and other credit-related off-balance sheet financial instruments, such as standby letters of credit and loan purchases, which then extend over varying periods of time. These arrangements are subject to strict underwriting assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. Fixed-rate commitments are subject to market risk resulting from fluctuations in interest rates and our exposure is limited to the replacement value of those commitments.

The following table presents Raymond James Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding.

$ in millions	June 30, 2021	September 30, 2020
Open-end consumer lines of credit (primarily SBL)	$15,866	$12,148
Commercial lines of credit	$1,813	$1,482
Unfunded lending commitments	$502	$532
Standby letters of credit	$24	$33

Open-end consumer lines of credit primarily represent the unfunded amounts of bank loans to consumers that are secured by marketable securities at advance rates consistent with industry standards. The proceeds from repayment or, if necessary, the liquidation of collateral, which is monitored daily, are expected to satisfy the amounts drawn against these existing lines of

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
credit. These lines of credit are primarily uncommitted, as we reserve the right to not make any advances or may terminate these lines at any time.

Because many of Raymond James Bank’s lending commitments expire without being funded in whole or in part, the contractual amounts are not estimates of our actual future credit exposure or future liquidity requirements. The allowance for credit losses calculated under CECL provides for potential losses related to the unfunded lending commitments. See Notes 2 and 8 for further discussion of this allowance for credit losses related to unfunded lending commitments.

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

Investment commitments

We had unfunded commitments to various investments, including private equity investments and certain Raymond James Bank investments, of $37 million as of June 30, 2021.

Other commitments

Raymond James Tax Credit Funds, Inc. (“RJTCF”) sells investments in project partnerships to various LIHTC funds, which have third-party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells investments in project partnerships to LIHTC funds within 90 days of their acquisition. Until such investments are sold to LIHTC funds, RJTCF is responsible for funding investment commitments to such partnerships. As of June 30, 2021, RJTCF had committed approximately $167 million to project partnerships that had not yet been sold to LIHTC funds. Because we expect to sell these project partnerships to LIHTC funds and the equity funding events arise over future periods, the contractual commitments are not expected to materially impact our future liquidity requirements. RJTCF may also make short-term loans or advances to project partnerships and LIHTC funds.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency MBS. See Note 2 of our 2020 Form 10-K for further discussion of these activities.  At June 30, 2021, we had $222 million of principal amount of outstanding forward MBS purchase commitments, which were expected to be purchased within 90 days following commitment.  In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and the date of sale of the MBS, we enter into TBA security contracts with investors for generic MBS at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the MBS differs significantly from the term and notional amount of the TBA security contract to which we entered.  These TBA securities and related purchase commitments are accounted for at fair value. As of June 30, 2021, the fair value of the TBA securities and the estimated fair value of the purchase commitments were insignificant.

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

We guarantee the debt of one of our private equity investments. The amount of such debt, including the undrawn portion of a revolving credit facility, was $13 million as of June 30, 2021. The debt, which matures in 2022, is secured by substantially all of the assets of the borrower.

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

There are certain matters for which we are unable to estimate the upper end of the range of reasonably possible loss. With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss as of June 30, 2021, we estimated the upper end of the range of reasonably possible aggregate loss to be approximately $175 million in excess of the aggregate accruals for such matters.  Refer to Note 2 of our 2020 Form 10-K for a discussion of our criteria for recognizing liabilities for contingencies.

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

$ in millions	Net investment hedges	Currency translations	Subtotal: net investment hedges and currency translations	Available- for-sale securities	Cash flow hedges	Total
Three months ended June 30, 2021
AOCI as of beginning of period	$76	$(81)	$(5)	$(4)	$(29)	$(38)
OCI:
OCI before reclassifications and taxes	(12)	14	2	36	(7)	31
Amounts reclassified from AOCI, before tax	—	—	—	(2)	3	1
Pre-tax net OCI	(12)	14	2	34	(4)	32
Income tax effect	3	—	3	(9)	2	(4)
OCI for the period, net of tax	(9)	14	5	25	(2)	28
AOCI as of end of period	$67	$(67)	$—	$21	$(31)	$(10)

Nine months ended June 30, 2021
AOCI as of beginning of period	$115	$(140)	$(25)	$89	$(53)	$11
OCI:
OCI before reclassifications and taxes	(63)	71	8	(84)	18	(58)
Amounts reclassified from AOCI, before tax	—	2	2	(7)	11	6
Pre-tax net OCI	(63)	73	10	(91)	29	(52)
Income tax effect	15	—	15	23	(7)	31
OCI for the period, net of tax	(48)	73	25	(68)	22	(21)
AOCI as of end of period	$67	$(67)	$—	$21	$(31)	$(10)

Three months ended June 30, 2020
AOCI as of beginning of period	$149	$(191)	$(42)	$83	$(52)	$(11)
OCI:
OCI before reclassifications and taxes	(29)	32	3	7	(7)	3
Amounts reclassified from AOCI, before tax	—	—	—	—	2	2
Pre-tax net OCI	(29)	32	3	7	(5)	5
Income tax effect	8	—	8	(2)	1	7
OCI for the period, net of tax	(21)	32	11	5	(4)	12
AOCI as of end of period	$128	$(159)	$(31)	$88	$(56)	$1

Nine months ended June 30, 2020
AOCI as of beginning of period	$110	$(135)	$(25)	$21	$(19)	$(23)
OCI:
OCI before reclassifications and taxes	23	(24)	(1)	90	(51)	38
Amounts reclassified from AOCI, before tax	—	—	—	—	2	2
Pre-tax net OCI	23	(24)	(1)	90	(49)	40
Income tax effect	(5)	—	(5)	(23)	12	(16)
OCI for the period, net of tax	18	(24)	(6)	67	(37)	24
AOCI as of end of period	$128	$(159)	$(31)	$88	$(56)	$1

Reclassifications from AOCI to net income, excluding taxes, for the three and nine months ended June 30, 2021 were primarily recorded in “Other” revenue and “Interest expense” on the Condensed Consolidated Statements of Income and Comprehensive Income.

Our net investment hedges and cash flow hedges relate to our derivatives associated with Raymond James Bank’s business operations. For further information about our significant accounting policies related to derivatives, see Note 2 of our 2020 Form 10-K. See Note 6 of this Form 10-Q for additional information on these derivatives.

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

	Three months ended June 30, 2021
$ in millions	Private Client Group	Capital Markets	Asset Management	Raymond James Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,050	$1	$218	$—	$(7)	$1,262
Brokerage revenues:
Securities commissions:
Mutual and other fund products	167	2	2	—	—	171
Insurance and annuity products	113	—	—	—	—	113
Equities, exchange-traded funds (“ETFs”) and fixed income products	97	33	—	—	1	131
Subtotal securities commissions	377	35	2	—	1	415
Principal transactions (1)	13	125	—	—	(1)	137
Total brokerage revenues	390	160	2	—	—	552
Account and services fees:
Mutual fund and annuity service fees	105	—	—	—	(1)	104
RJBDP fees	65	—	—	—	(47)	18
Client account and other fees	39	1	4	—	(5)	39
Total account and service fees	209	1	4	—	(53)	161
Investment banking:
Merger & acquisition and advisory	—	153	—	—	—	153
Equity underwriting	11	69	—	—	—	80
Debt underwriting	—	43	—	—	—	43
Total investment banking	11	265	—	—	—	276
Other:
Tax credit fund revenues	—	17	—	—	—	17
All other (1)	7	1	1	8	21	38
Total other	7	18	1	8	21	55
Total non-interest revenues	1,667	445	225	8	(39)	2,306
Interest income (1)	31	4	—	172	(2)	205
Total revenues	1,698	449	225	180	(41)	2,511
Interest expense	(2)	(3)	—	(11)	(24)	(40)
Net revenues	$1,696	$446	$225	$169	$(65)	$2,471

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended June 30, 2020
$ in millions	Private Client Group	Capital Markets	Asset Management	Raymond James Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$715	$1	$157	$—	$(6)	$867
Brokerage revenues:
Securities commissions:
Mutual and other fund products	131	2	2	—	(1)	134
Insurance and annuity products	88	—	—	—	—	88
Equities, ETFs and fixed income products	84	37	—	—	—	121
Subtotal securities commissions	303	39	2	—	(1)	343
Principal transactions (1)	16	127	—	—	—	143
Total brokerage revenues	319	166	2	—	(1)	486
Account and services fees:
Mutual fund and annuity service fees	82	—	1	—	—	83
RJBDP fees	63	1	—	—	(44)	20
Client account and other fees	32	1	2	—	(4)	31
Total account and service fees	177	2	3	—	(48)	134
Investment banking:
Merger & acquisition and advisory	—	60	—	—	—	60
Equity underwriting	7	35	—	—	—	42
Debt underwriting	—	37	—	—	—	37
Total investment banking	7	132	—	—	—	139
Other:
Tax credit fund revenues	—	20	—	—	—	20
All other (1)	4	—	1	9	(1)	13
Total other	4	20	1	9	(1)	33
Total non-interest revenues	1,222	321	163	9	(56)	1,659
Interest income (1)	31	4	—	181	1	217
Total revenues	1,253	325	163	190	(55)	1,876
Interest expense	(4)	(2)	—	(12)	(24)	(42)
Net revenues	$1,249	$323	$163	$178	$(79)	$1,834

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended June 30, 2021
$ in millions	Private Client Group	Capital Markets	Asset Management	Raymond James Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$2,914	$3	$607	$—	$(22)	$3,502
Brokerage revenues:
Securities commissions:
Mutual and other fund products	498	5	7	—	(2)	508
Insurance and annuity products	320	—	—	—	—	320
Equities, ETFs and fixed income products	300	110	—	—	1	411
Subtotal securities commissions	1,118	115	7	—	(1)	1,239
Principal transactions (1)	38	394	—	1	(1)	432
Total brokerage revenues	1,156	509	7	1	(2)	1,671
Account and services fees:
Mutual fund and annuity service fees	298	—	—	—	(1)	297
RJBDP fees	192	1	—	—	(135)	58
Client account and other fees	113	5	13	—	(21)	110
Total account and service fees	603	6	13	—	(157)	465
Investment banking:
Merger & acquisition and advisory	—	424	—	—	—	424
Equity underwriting	33	196	—	—	—	229
Debt underwriting	—	126	—	—	—	126
Total investment banking	33	746	—	—	—	779
Other:
Tax credit fund revenues	—	57	—	—	—	57
All other (1)	20	5	2	22	49	98
Total other	20	62	2	22	49	155
Total non-interest revenues	4,726	1,326	629	23	(132)	6,572
Interest income (1)	91	12	—	505	—	608
Total revenues	4,817	1,338	629	528	(132)	7,180
Interest expense	(7)	(7)	—	(32)	(69)	(115)
Net revenues	$4,810	$1,331	$629	$496	$(201)	7,065

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended June 30, 2020
$ in millions	Private Client Group	Capital Markets	Asset Management	Raymond James Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$2,330	$4	$510	$—	$(16)	$2,828
Brokerage revenues:
Securities commissions:
Mutual and other fund products	438	6	6	—	(2)	448
Insurance and annuity products	288	—	—	—	—	288
Equities, ETFs and fixed income products	274	107	—	—	(1)	380
Subtotal securities commissions	1,000	113	6	—	(3)	1,116
Principal transactions (1)	50	298	—	—	(3)	345
Total brokerage revenues	1,050	411	6	—	(6)	1,461
Account and services fees:
Mutual fund and annuity service fees	260	—	2	—	(1)	261
RJBDP fees	267	1	—	—	(139)	129
Client account and other fees	96	4	10	—	(16)	94
Total account and service fees	623	5	12	—	(156)	484
Investment banking:
Merger & acquisition and advisory	—	192	—	—	—	192
Equity underwriting	29	117	—	—	—	146
Debt underwriting	—	90	—	—	—	90
Total investment banking	29	399	—	—	—	428
Other:
Tax credit fund revenues	—	50	—	—	—	50
All other (1)	20	4	2	20	(49)	(3)
Total other	20	54	2	20	(49)	47
Total non-interest revenues	4,052	873	530	20	(227)	5,248
Interest income (1)	125	22	1	635	16	799
Total revenues	4,177	895	531	655	(211)	6,047
Interest expense	(19)	(14)	—	(51)	(52)	(136)
Net revenues	$4,158	$881	$531	$604	$(263)	$5,911

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

At June 30, 2021 and September 30, 2020, net receivables related to contracts with customers were $359 million and $342 million, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 19 – INTEREST INCOME AND INTEREST EXPENSE

The following table details the components of interest income and interest expense.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2021	2020	2021	2020
Interest income:
Cash and cash equivalents	$3	$4	$9	$37
Assets segregated pursuant to regulations	3	3	11	25
Available-for-sale securities	20	23	64	60
Brokerage client receivables	19	18	56	66
Bank loans, net of unearned income and deferred expenses	150	157	437	561
All other	10	12	31	50
Total interest income	$205	$217	$608	$799
Interest expense:
Bank deposits	$5	$7	$17	$35
Brokerage client payables	1	3	3	9
Other borrowings	4	5	14	15
Senior notes payable	25	24	73	61
All other	5	3	8	16
Total interest expense	40	42	115	136
Net interest income	165	175	493	663
Bank loan (provision)/benefit for credit losses	19	(81)	37	(188)
Net interest income after bank loan (provision)/benefit for credit losses	$184	$94	$530	$475

Interest expense related to bank deposits in the preceding table excludes interest expense associated with affiliate deposits, which has been eliminated in consolidation.
NOTE 20 – SHARE-BASED COMPENSATION

We have one share-based compensation plan for our employees, Board of Directors and independent contractor financial advisors. Generally, we reissue our treasury shares under The Amended and Restated 2012 Stock Incentive Plan; however, we are also permitted to issue new shares. Annual share-based compensation awards are primarily issued during our fiscal first quarter of each year.  Our share-based compensation accounting policies are described in Note 2 of our 2020 Form 10-K.  Other information related to our share-based awards is presented in Note 21 of our 2020 Form 10-K.

During the three and nine months ended June 30, 2021, we granted approximately 50 thousand and 1.5 million RSUs, respectively, to employees and outside members of our Board of Directors with a weighted-average grant-date fair value of $131.81 and $94.75, respectively. For the three and nine months ended June 30, 2021, total compensation expense for RSUs granted to our employees and members of our Board of Directors was $27 million and $98 million, respectively, compared with $22 million and $89 million for the three and nine months ended June 30, 2020, respectively.

As of June 30, 2021, there were $209 million of total pre-tax compensation costs not yet recognized (net of estimated forfeitures) related to RSUs granted to employees and members of our Board of Directors, including those granted during the nine months ended June 30, 2021. These costs are expected to be recognized over a weighted-average period of 3.1 years.

NOTE 21 – REGULATORY CAPITAL REQUIREMENTS

RJF, as a bank holding company and financial holding company, Raymond James Bank, our banking subsidiary, Raymond James Trust, N.A. (“RJ Trust”), and our broker-dealer subsidiaries are subject to capital requirements by various regulatory authorities. Capital levels of each entity are monitored to ensure compliance with our various regulatory capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial results.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) that has made an election to be a financial holding company (“FHC”), RJF is subject to supervision, examination and regulation by the Fed. We are subject to the Fed’s capital rules which establish an integrated regulatory capital framework and implement, in the U.S., the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. We apply the standardized approach for calculating risk-weighted assets and are also subject to the market risk provisions of the Fed’s capital rules (“market risk rule”).

Under these rules, minimum requirements are established for both the quantity and quality of capital held by banking organizations. RJF and Raymond James Bank are required to maintain minimum ratios of common equity tier 1 (“CET1”), tier 1 and total capital to risk-weighted assets, as well as minimum leverage ratios (defined as tier 1 capital divided by adjusted average assets). These capital ratios incorporate quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under the regulatory capital rules and are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. RJF and Raymond James Bank each calculate these ratios in order to assess compliance with both regulatory requirements and their internal capital policies. In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. As of June 30, 2021, both RJF’s and Raymond James Bank’s capital levels exceeded the capital conservation buffer requirement and were each categorized as “well-capitalized.”

For further discussion of regulatory capital requirements applicable to certain of our businesses and subsidiaries, see Note 22 of our 2020 Form 10-K.

To meet requirements for capital adequacy purposes or to be categorized as “well-capitalized,” RJF must maintain minimum CET1, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJF as of June 30, 2021:
CET1	$7,040	24.4%	$1,297	4.5%	$1,874	6.5%
Tier 1 capital	$7,040	24.4%	$1,730	6.0%	$2,306	8.0%
Total capital	$7,382	25.6%	$2,306	8.0%	$2,883	10.0%
Tier 1 leverage	$7,040	12.6%	$2,240	4.0%	$2,800	5.0%

RJF as of September 30, 2020:
CET1	$6,490	24.2%	$1,208	4.5%	$1,744	6.5%
Tier 1 capital	$6,490	24.2%	$1,610	6.0%	$2,147	8.0%
Total capital	$6,804	25.4%	$2,147	8.0%	$2,684	10.0%
Tier 1 leverage	$6,490	14.2%	$1,824	4.0%	$2,280	5.0%

As of June 30, 2021, RJF’s regulatory capital increase was driven by positive earnings, partially offset by dividends and share repurchases, as well as an increase in goodwill and identifiable intangible assets arising from the NWPS and Financo acquisitions. See Note 3 for additional information. RJF’s Tier 1 and Total capital ratios increased compared to September 30, 2020, resulting from the increase in regulatory capital, partially offset by an increase in risk-weighted assets. The increase in risk-weighted assets was driven by increases in our loan portfolio and available-for-sale securities. RJF’s Tier 1 leverage ratio at June 30, 2021 decreased compared to September 30, 2020 due to increased average assets, driven by higher assets segregated pursuant to regulations due to an increase in client cash in the Client Interest Program (“CIP”), as well as growth in loans and available-for-sale securities. The impact of higher average assets was partially offset by the increase in regulatory capital.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
To meet the requirements for capital adequacy or to be categorized as “well-capitalized,” Raymond James Bank must maintain CET1, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
Raymond James Bank as of June 30, 2021:
CET1	$2,542	13.5%	$848	4.5%	$1,225	6.5%
Tier 1 capital	$2,542	13.5%	$1,131	6.0%	$1,508	8.0%
Total capital	$2,779	14.7%	$1,508	8.0%	$1,885	10.0%
Tier 1 leverage	$2,542	7.5%	$1,355	4.0%	$1,693	5.0%

Raymond James Bank as of September 30, 2020:
CET1	$2,279	13.0%	$788	4.5%	$1,138	6.5%
Tier 1 capital	$2,279	13.0%	$1,051	6.0%	$1,401	8.0%
Total capital	$2,500	14.3%	$1,401	8.0%	$1,751	10.0%
Tier 1 leverage	$2,279	7.7%	$1,183	4.0%	$1,479	5.0%

As of June 30, 2021, Raymond James Bank’s regulatory capital increase was driven by positive earnings. Raymond James Bank’s Tier 1 capital and Total capital ratios at June 30, 2021 increased compared to September 30, 2020, due to the increase in regulatory capital, partially offset by the impact of higher risk-weighted assets, primarily resulting from increases in our loan portfolio and available-for-sale securities. Raymond James Bank’s Tier 1 leverage ratio at June 30, 2021 decreased compared to September 30, 2020, due to increased average assets, driven by the growth in loans and available-for-sale securities, which was partially offset by the impact of the increase in regulatory capital.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. The following table presents the net capital position of RJ&A.

$ in millions	June 30, 2021	September 30, 2020
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	62.1%	48.0%
Net capital	$1,811	$1,245
Less: required net capital	(58)	(52)
Excess net capital	$1,753	$1,193

As of June 30, 2021, Raymond James Financial Services, Inc. (“RJFS”), Raymond James Ltd. (“RJ Ltd.”), RJ Trust, and all of our other active regulated domestic and international subsidiaries were in compliance with and exceeded all applicable capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 22 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share.

	Three months ended June 30,		Nine months ended June 30,
in millions, except per share amounts	2021	2020	2021	2020
Income for basic earnings per common share:
Net income	$307	$172	$974	$609
Less allocation of earnings and dividends to participating securities	—	—	(1)	(1)
Net income attributable to RJF common shareholders	$307	$172	$973	$608
Income for diluted earnings per common share:
Net income	$307	$172	$974	$609
Less allocation of earnings and dividends to participating securities	—	—	(1)	(1)
Net income attributable to RJF common shareholders	$307	$172	$973	$608
Common shares:
Average common shares in basic computation	137.2	137.1	137.2	137.9
Dilutive effect of outstanding stock options and certain RSUs	3.9	2.3	3.4	2.6
Average common and common equivalent shares used in diluted computation	141.1	139.4	140.6	140.5
Earnings per common share:
Basic	$2.24	$1.25	$7.09	$4.41
Diluted	$2.18	$1.23	$6.92	$4.33
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	—	1.8	0.1	1.6

The allocation of earnings and dividends to participating securities in the preceding table represents dividends paid during the period to participating securities, consisting of certain RSUs, plus an allocation of undistributed earnings to such participating securities. Participating securities and related dividends paid on these participating securities were insignificant for the three and nine months ended June 30, 2021 and 2020.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are detailed in the following table for each respective period.

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Dividends per common share - declared	$0.39	$0.37	$1.17	$1.11
Dividends per common share - paid	$0.39	$0.37	$1.15	$1.08

NOTE 23 – SEGMENT INFORMATION

We currently operate through the following five segments: PCG; Capital Markets; Asset Management; Raymond James Bank; and Other.

The segments are determined based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources. For a further discussion of our segments, see Note 24 of our 2020 Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents information concerning operations in these segments.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2021	2020	2021	2020
Net revenues:
Private Client Group	$1,696	$1,249	$4,810	$4,158
Capital Markets	446	323	1,331	881
Asset Management	225	163	629	531
Raymond James Bank	169	178	496	604
Other	2	(20)	(6)	(72)
Intersegment eliminations	(67)	(59)	(195)	(191)
Total net revenues	$2,471	$1,834	$7,065	$5,911
Pre-tax income/(loss):
Private Client Group	$195	$91	$527	$414
Capital Markets	115	62	349	119
Asset Management	105	60	275	206
Raymond James Bank	104	14	286	163
Other	(134)	(29)	(206)	(106)
Total pre-tax income	$385	$198	$1,231	$796

No individual client accounted for more than ten percent of revenues in any of the periods presented.

The following table presents our net interest income on a segment basis.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2021	2020	2021	2020
Net interest income/(expense):
Private Client Group	$29	$27	$84	$106
Capital Markets	1	2	5	8
Asset Management	—	—	—	1
Raymond James Bank	161	169	473	584
Other	(26)	(23)	(69)	(36)
Net interest income	$165	$175	$493	$663

The following table presents our total assets on a segment basis.

$ in millions	June 30, 2021	September 30, 2020
Total assets:
Private Client Group	$17,949	$12,574
Capital Markets	2,359	2,336
Asset Management	389	380
Raymond James Bank	34,363	30,356
Other	2,101	1,836
Total	$57,161	$47,482

The following table presents goodwill, which was included in our total assets, on a segment basis.

$ in millions	June 30, 2021	September 30, 2020
Goodwill:
Private Client Group (1)	$418	$277
Capital Markets (2)	150	120
Asset Management	69	69
Total	$637	$466

(1)    The balance includes $139 million of goodwill arising from our acquisition of NWPS in December 2020.
(2)    The balance includes $30 million of goodwill arising from our acquisition of Financo in March 2021.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
We have operations in the U.S., Canada and Europe. Substantially all long-lived assets are located in the U.S.  The following table presents our net revenues and pre-tax income classified by major geographic area in which they were earned.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2021	2020	2021	2020
Net revenues:
U.S.	$2,275	$1,706	$6,548	$5,501
Canada	128	86	363	293
Europe	68	42	154	117
Total	$2,471	$1,834	$7,065	$5,911
Pre-tax income:
U.S.	$353	$191	$1,165	$770
Canada	15	5	41	26
Europe	17	2	25	—
Total	$385	$198	$1,231	$796

The following table presents our total assets by major geographic area in which they were held.

$ in millions	June 30, 2021	September 30, 2020
Total assets:
U.S.	$53,361	$44,090
Canada	3,627	3,260
Europe	173	132
Total	$57,161	$47,482

The following table presents goodwill, which was included in our total assets, classified by major geographic area in which it was held.

$ in millions	June 30, 2021	September 30, 2020
Goodwill:
U.S. (1)	$602	$433
Canada	26	24
Europe	9	9
Total	$637	$466

(1)    The balance includes $139 million of goodwill arising from our acquisition of NWPS in December 2020 and $30 million of goodwill arising from our acquisition of Financo in March 2021.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

FACTORS AFFECTING “FORWARD-LOOKING STATEMENTS”

Certain statements made in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning future strategic objectives, business prospects, anticipated savings, financial results (including expenses, earnings, liquidity, cash flow and capital expenditures), anticipated timing and benefits of our acquisitions and our level of success in integrating acquired businesses, industry or market conditions, demand for and pricing of our products, anticipated results of litigation, regulatory developments, impacts of the COVID-19 pandemic, effects of accounting pronouncements, and general economic conditions.  In addition, words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. Forward-looking statements are not guarantees, and they involve risks, uncertainties and assumptions.  Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from those expressed in the forward-looking statements.  We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in our filings with the SEC from time to time, including our most recent Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q, which are available at www.raymondjames.com and the SEC’s website at www.sec.gov. We expressly disclaim any obligation to update any forward-looking statement in the event it later turns out to be inaccurate, whether as a result of new information, future events or otherwise.

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

EXECUTIVE OVERVIEW

Quarter ended June 30, 2021 compared with the quarter ended June 30, 2020

Net revenues of $2.47 billion increased $637 million, or 35%, and pre-tax income of $385 million increased $187 million, or 94%, compared with the prior-year quarter, which was negatively impacted by uncertainty resulting from the onset of the COVID-19 pandemic. Net income of $307 million increased $135 million, or 78%, and our earnings per diluted share were $2.18, reflecting a 77% increase. Our annualized return on equity (“ROE”) for the quarter was 15.9%, compared with 10.0% in the prior-year quarter, and annualized return on tangible common equity (“ROTCE”) was 17.7% (1), compared with 10.9% (1) for the prior-year quarter.

During the quarter, we completed a $750 million, 30-year senior notes offering at 3.75%, utilizing the proceeds from the offering and cash on hand to early-redeem our $250 million of 5.625% senior notes due 2024 and our $500 million of 3.625% senior notes due 2026. We recognized losses on the extinguishment of such notes of $98 million. Excluding these losses and acquisition-related expenses of $7 million, our adjusted net income was $386 million (1) and our adjusted earnings per diluted share were $2.74 (1). Adjusted annualized ROE for the quarter was 19.9% (1) and adjusted annualized ROTCE was 22.2% (1). Client assets under administration increased to $1.17 trillion as of June 30, 2021, a 33% increase over June 30, 2020.

(1)    ROTCE, adjusted net income, adjusted earnings per diluted share, adjusted annualized ROE and adjusted annualized ROTCE are non-GAAP financial measures. Please see the “Reconciliation of non-GAAP financial measures to GAAP financial measures” in this MD&A for a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measure, and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The $637 million, or 35%, increase in net revenues compared with the prior-year quarter was primarily driven by significantly higher asset management and related administrative fees, largely attributable to higher PCG assets in fee-based accounts, and strong investment banking revenues, also significantly higher than the prior-year quarter. Brokerage revenues were also strong and increased compared with the prior-year quarter. Revenues in the current-year quarter included $24 million of private equity valuation gains, of which $10 million were attributable to noncontrolling interests and were offset in other expenses, compared with insignificant gains in the prior-year quarter.

Compensation, commissions and benefits expense increased $384 million, or 30%, primarily resulting from the growth in revenues and pre-tax income compared with the prior-year quarter. Our compensation ratio, or the ratio of compensation, commissions and benefits expense to net revenues, decreased to 67.2%, compared with 69.6% for the prior-year quarter, primarily due to a change in the composition of net revenues compared with the prior-year quarter. Our current quarter compensation ratio reflected the impact of strong net revenues in the Capital Markets segment, which had a 57% compensation ratio for the quarter, and from the private equity valuation gains, which do not have direct compensation associated with them.

Non-compensation expenses increased $66 million, or 18%, primarily due to the losses on extinguishment of debt of $98 million described above, the aforementioned private equity valuation gains attributable to noncontrolling interests in the current quarter that were offset within other expenses, acquisition-related expenses, and increased investment sub-advisory fees. Business development expenses also increased from the very low prior-year quarter level, primarily due to higher recruiting-related expenses and an increase in travel, meal and event-related expenses. These increases were offset by a $100 million decrease in the bank loan provision for credit losses, which was a benefit of $19 million in the current-year quarter computed under the CECL methodology compared with a provision of $81 million in the prior-year quarter computed under the incurred loss methodology.

Our effective income tax rate was 20.3% for our fiscal third quarter of 2021, an increase compared with a 13.1% effective income tax rate for the prior-year quarter. Our tax rate in the prior-year quarter was unusually low due to a significant change in the projected impact of our corporate-owned life insurance portfolio on our effective tax rate during that quarter, from a large non-deductible loss projected at March 31, 2020, to a relatively small non-taxable gain projected as of June 30, 2020 resulting from a significant rebound in equity markets during our fiscal third quarter of 2020. We expect our effective tax rate to be approximately 21% in the fiscal fourth quarter of 2021.

The firm ended our fiscal third quarter of 2021 with capital ratios well in excess of regulatory requirements and substantial liquidity, with approximately $1.6 billion (1) of cash at the parent company. Pursuant to our Board of Directors’ share repurchase authorization, we repurchased 375,000 shares of common stock during our fiscal third quarter for $48 million at an average price of $128.55 per share, leaving $632 million of availability remaining under the authorization as of June 30, 2021. We expect to continue to be opportunistic in deploying our capital in future quarters, through a combination of organic growth, additional share repurchases and acquisitions, as evidenced by the NWPS and Financo acquisitions, which were announced and completed during fiscal 2021, and the announced acquisitions of Charles Stanley and Cebile.

Our results for our fiscal third quarter of 2021 were strong and we remain well-positioned entering our fiscal fourth quarter, with strong capital ratios, over $1 trillion of client assets under administration, a 9% increase in PCG fee-based assets from March 31, 2021 to June 30, 2021, and a strong investment banking backlog. However, we expect to continue to face headwinds from near-zero short-term interest rates and continued economic uncertainty resulting from the ongoing COVID-19 pandemic, which continues to evolve as recently experienced with the rapid spread of the Delta variant. As a result, we may experience volatility of brokerage revenues and investment banking revenues, which may negatively impact our ability to sustain the level of revenues in future periods which were achieved in the current quarter. Although our results during the quarter were positively impacted by a benefit for credit losses related to our bank loan portfolio, net loan growth and/or future market deterioration could result in increased provisions in future quarters. In addition, we expect that expenses may continue to increase over the next several quarters as business and event-related travel increase and as we continue to make investments in our technology and growth.

A summary of our financial results by segment as compared to the prior-year quarter is as follows:

•PCG segment net revenues of $1.70 billion increased 36% and pre-tax income of $195 million increased 114%.  The $447 million increase in net revenues was primarily attributable to a significant increase in asset management fees due to higher assets in fee-based accounts at the beginning of the current-year quarter, and higher brokerage and account and service fee revenues. Non-interest expenses increased $343 million, or 30%, primarily resulting from an increase in compensation expenses largely due to the growth in net revenues.

(1)    For additional information, please see the “Liquidity and capital resources - Sources of liquidity” section in this MD&A.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

•Capital Markets net revenues of $446 million increased 38% and pre-tax income of $115 million increased 85%. The $123 million increase in net revenues was due to a significant increase in investment banking revenues from both mergers & acquisition activity and equity underwriting activity compared with the prior-year quarter, which was negatively impacted by the COVID-19 pandemic. Non-interest expenses increased $70 million, or 27%, primarily due to higher compensation expenses resulting from the increase in revenues.

•Asset Management segment net revenues of $225 million increased 38% and pre-tax income of $105 million increased 75%. The $62 million increase in net revenues was primarily driven by higher financial assets under management. Non-interest expenses increased $17 million, or 17%, primarily due to higher investment sub-advisory fees.

•Raymond James Bank net revenues of $169 million decreased 5%, while pre-tax income of $104 million increased 643%. The $9 million decrease in net revenues primarily reflected the negative impact of lower short-term interest rates and a shift in the composition of interest-earning assets, which more than offset the growth in interest-earning assets. Non-interest expenses decreased $99 million, or 60%, primarily due to the $100 million decrease in the bank loan provision for credit losses.

•The Other segment reflected a pre-tax loss that was $105 million larger than the loss in the prior-year quarter, due to the aforementioned losses on extinguishment of debt of $98 million and acquisition-related expenses of $4 million, partially offset by the impact of the private equity gains in the current-year quarter.

Nine months ended June 30, 2021 compared with the nine months ended June 30, 2020

Net revenues of $7.07 billion increased $1.15 billion, or 20%, and pre-tax income of $1.23 billion increased $435 million, or 55%. Net income of $974 million increased $365 million, or 60% and our earnings per diluted share were $6.92, also reflecting a 60% increase. Our annualized ROE for the nine months ended June 30, 2021 was 17.4%, compared with 11.9% for the prior-year period, and annualized ROTCE was 19.3% (1), compared with 13.1% (1) for the prior-year period. Excluding the impact of losses on extinguishment of debt and acquisition-related expenses, adjusted net income was $1.06 billion and adjusted earnings per diluted share were $7.50 (1). Adjusted annualized ROE was 18.7% (1) and adjusted annualized ROTCE was 20.8% (1).

The $1.15 billion increase in net revenues compared with the prior-year period was primarily driven by higher asset management and related administrative fees, largely attributable to higher PCG assets in fee-based accounts, as well as strong investment banking and brokerage revenues, which also increased compared with the prior-year period. Revenues in the current year also included private equity gains of $56 million ($20 million attributable to noncontrolling interests), compared with $40 million of losses in the prior-year period ($23 million attributable to noncontrolling interests). Offsetting these increases was the negative impact of lower short-term interest rates on our net interest income and RJBDP fees from third-party banks.

Compensation, commissions and benefits expense increased $759 million, or 19%, primarily resulting from the growth in revenues and pre-tax income compared with the prior-year period. Our compensation ratio was 68.1%, compared with 68.5% for the prior-year period.

Non-compensation expenses decreased $40 million, or 4%, primarily due to a $225 million decrease in the bank loan provision for credit losses, which was a benefit of $37 million in the current year computed under the CECL methodology compared with a provision of $188 million in the prior-year period computed under the incurred loss methodology. Business development expenses also declined, due to lower travel and event-related expenses as a result of the COVID-19 pandemic, partially offset by an increase in recruiting-related expenses. Offsetting these decreases was the aforementioned losses on extinguishment of debt of $98 million in the current-year period and an increase in other expenses, primarily due to the change in private equity valuations attributable to noncontrolling interests compared with the prior-year period.

Our effective income tax rate was 20.9% for the nine months ended June 30, 2021, a decrease from 23.5% for the prior-year period, primarily due to the impact of larger non-taxable gains on our corporate-owned life insurance portfolio in the current-year period.

Pursuant to the Board of Directors’ repurchase authorization, we repurchased 982,750 shares of common stock during the nine months ended June 30, 2021 for approximately $118 million at an average price of approximately $120 per share.

(1)    ROTCE, adjusted net income, adjusted earnings per diluted share, adjusted annualized ROE and adjusted annualized ROTCE are non-GAAP financial measures. Please see the “Reconciliation of non-GAAP financial measures to GAAP financial measures” in this MD&A for a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measure, and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

A summary of our financial results by segment as compared to the prior-year period is as follows:

•PCG segment net revenues of $4.81 billion increased 16% and pre-tax income of $527 million increased 27%. The $652 million increase in net revenues was primarily attributable to an increase in asset management fees largely due to higher assets in fee-based accounts at the beginning of each quarterly billing period within the current-year period, and higher brokerage revenues, partially offset by decreases in RJBDP fees from third-party banks and net interest income due to lower short-term interest rates. Non-interest expenses increased $539 million, or 14%, primarily resulting from an increase in compensation expenses largely due to the growth in revenues.

•Capital Markets net revenues of $1.33 billion increased 51% and pre-tax income of $349 million increased 193%. The $450 million increase in net revenues was primarily due to a significant increase in investment banking revenues from both mergers & acquisition activity and underwriting activity, as well as growth in fixed income brokerage revenues. Non-interest expenses increased $220 million, or 29%, due to higher compensation expenses primarily attributable to the increase in revenues, partially offset by a decrease in business development expenses.

•Asset Management segment net revenues of $629 million increased 18% and pre-tax income of $275 million increased 33%. The $98 million increase in net revenues was primarily driven by higher financial assets under management. Non-interest expenses increased $29 million, or 9%, primarily due to higher investment sub-advisory fees.

•Raymond James Bank segment net revenues of $496 million decreased 18%, while pre-tax income of $286 million increased 75%. The $108 million decrease in net revenues reflected the negative impact of lower short-term interest rates, which more than offset the growth in interest-earning assets. Non-interest expenses decreased $231 million, or 52%, primarily due to a $225 million decrease in the bank loan provision for credit losses.

•The Other segment reflected a pre-tax loss that was $100 million greater than the loss in the prior-year period, primarily due to the losses on extinguishment of debt of $98 million and acquisition-related expenses of $6 million in the current-year period. These negative impacts were partially offset by the aforementioned private equity gains compared with losses in the prior-year period.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES TO GAAP FINANCIAL MEASURES

We utilize certain non-GAAP financial measures as additional measures to aid in, and enhance, the understanding of our financial results and related measures. These non-GAAP financial measures include adjusted net income, adjusted earnings per diluted share, adjusted ROE, ROTCE, and adjusted ROTCE. We believe certain of these non-GAAP financial measures provides useful information to management and investors by excluding certain material items that may not be indicative of our core operating results. We utilize these non-GAAP financial measures in assessing the financial performance of the business, as they facilitate a meaningful comparison of current- and prior-period results. We believe that ROTCE is meaningful to investors as this measure facilitates comparison of our results to the results of other companies. In the following tables, the tax effect of non-GAAP adjustments reflects the statutory rate associated with each non-GAAP item. These non-GAAP financial measures should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP. In addition, our non-GAAP financial measures may not be comparable to similarly titled non-GAAP financial measures of other companies. The following tables provide a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures for the periods indicated.

	Three months ended	Nine months ended
$ in millions	June 30, 2021	June 30, 2021
Net income	$307	$974
Non-GAAP adjustments:
Losses on extinguishment of debt	98	98
Acquisition-related expenses	7	9
Pre-tax impact of non-GAAP adjustments	105	107
Tax effect of non-GAAP adjustments	(26)	(26)
Total non-GAAP adjustments, net of tax	79	81
Adjusted net income	$386	$1,055

Earnings per common share - diluted	$2.18	$6.92
Non-GAAP adjustments:
Losses on extinguishment of debt	0.69	0.70
Acquisition-related expenses	0.05	0.06
Tax effect of non-GAAP adjustments	(0.18)	(0.18)
Total non-GAAP adjustments, net of tax	0.56	0.58
Adjusted earnings per common share - diluted	$2.74	$7.50

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2021	2020	2021	2020
Annualized return on equity
Average equity	$7,728	$6,882	$7,483	$6,797
Impact on average equity of non-GAAP adjustments:
Losses on extinguishment of debt	49	NA	25	NA
Acquisition-related expenses	4	NA	2	NA
Tax effect of non-GAAP adjustments	(13)	NA	(7)	NA
Adjusted average equity	$7,768	NA	$7,503	NA

Average equity	$7,728	$6,882	$7,483	$6,797
Less:
Average goodwill and identifiable intangible assets, net	865	603	791	606
Average deferred tax liabilities, net	(56)	(32)	(51)	(30)
Average tangible common equity	$6,919	$6,311	$6,743	$6,221
Impact on average equity of non-GAAP adjustments:
Losses on extinguishment of debt	49	NA	25	NA
Acquisition-related expenses	4	NA	2	NA
Tax effect of non-GAAP adjustments	(13)	NA	(7)	NA
Adjusted average tangible common equity	$6,959	NA	$6,763	NA

Return on equity	15.9%	10.0%	17.4%	11.9%
Adjusted annualized return on equity	19.9%	NA	18.7%	NA
Return on tangible common equity	17.7%	10.9%	19.3%	13.1%
Adjusted annualized return on tangible common equity	22.2%	NA	20.8%	NA

Average equity for the quarterly periods is computed by adding the total equity attributable to RJF as of the date indicated to the prior quarter-end total, and dividing by two, or in the case of average tangible common equity, computed by adding tangible common equity as of the date indicated to the prior quarter-end total, and dividing by two. Tangible common equity is computed by subtracting goodwill and identifiable intangible assets, net, along with the associated deferred tax liabilities, from total equity attributable to RJF. Average equity for the year-to-date periods is computed by adding the total equity attributable to RJF as of each quarter-end date during the indicated year-to-date period to the beginning of the year total, and dividing by four, or in the case of average tangible common equity, computed by adding tangible common equity as of each quarter-end date during the indicated year-to-date period to the beginning of the year total, and dividing by four. Adjusted average equity is computed by adjusting for the impact on average equity of the non-GAAP adjustments, as applicable for each respective period. Adjusted average tangible common equity is computed by adjusting for the impact on average tangible common equity of the non-GAAP adjustments, as applicable for each respective period.

ROE is computed by dividing annualized net income for the period indicated by average equity for each respective period or, in the case of ROTCE, computed by dividing annualized net income by average tangible common equity for each respective period. Adjusted ROE is computed by dividing annualized adjusted net income by adjusted average equity for each respective period, or in the case of adjusted ROTCE, computed by dividing annualized adjusted net income by adjusted average tangible common equity for each respective period.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

SEGMENTS

We currently operate through five segments. Our business segments are PCG, Capital Markets, Asset Management and Raymond James Bank. Our Other segment includes our private equity investments, interest income on certain corporate cash balances, certain acquisition-related expenses, and certain corporate overhead costs of RJF, including the interest costs on our public debt and any losses on extinguishment of such debt.

The following table presents our consolidated and segment net revenues and pre-tax income/(loss) for the periods indicated.

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2021	2020	% change	2021	2020	% change
Total company
Net revenues	$2,471	$1,834	35%	$7,065	$5,911	20%
Pre-tax income	$385	$198	94%	$1,231	$796	55%

Private Client Group
Net revenues	$1,696	$1,249	36%	$4,810	$4,158	16%
Pre-tax income	$195	$91	114%	$527	$414	27%

Capital Markets
Net revenues	$446	$323	38%	$1,331	$881	51%
Pre-tax income	$115	$62	85%	$349	$119	193%

Asset Management
Net revenues	$225	$163	38%	$629	$531	18%
Pre-tax income	$105	$60	75%	$275	$206	33%

Raymond James Bank
Net revenues	$169	$178	(5)%	$496	$604	(18)%
Pre-tax income	$104	$14	643%	$286	$163	75%

Other
Net revenues	$2	$(20)	NM	$(6)	$(72)	92%
Pre-tax loss	$(134)	$(29)	(362)%	$(206)	$(106)	(94)%

Intersegment eliminations
Net revenues	$(67)	$(59)	(14)%	$(195)	$(191)	(2)%

NET INTEREST ANALYSIS

The following table presents the high, low and end of period target federal funds rates for the periods presented.

	Target federal funds rate
	Low	High	End of period
Three months ended
June 30, 2021	0.00%	0.25%	0% - 0.25%
June 30, 2020	0.00%	0.25%	0% - 0.25%
Nine months ended
June 30, 2021	0.00%	0.25%	0% - 0.25%
June 30, 2020	0.00%	2.00%	0% - 0.25%

In response to macroeconomic concerns resulting from the COVID-19 pandemic, the Federal Reserve decreased its benchmark short-term interest rate in March 2020 to a range of 0-0.25%, a reduction of 150 basis points. These decreases, in addition to other interest rate cuts implemented during calendar 2019 (225 basis points in total), have negatively impacted our net interest income, as well as the fees we earn from third-party banks on client cash balances swept to such banks as part of the RJBDP which are also sensitive to changes in interest rates. The negative impact of the decline in short-term interest rates has outweighed the growth in interest-earning assets and RJBDP balances swept to third-party banks compared with the prior-year periods. We expect the current near-zero interest rate environment to continue for the remainder of fiscal 2021 and into fiscal 2022.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Given the relationship between our interest-sensitive assets and liabilities (primarily held in our PCG, Raymond James Bank and Other segments) and the nature of fees we earn from third-party banks on the RJBDP, decreases in short-term interest rates generally result in an overall decrease in our net earnings, although the magnitude of the impact to the net interest margin depends on the yields on interest-earning assets relative to the cost of interest-bearing liabilities, including deposit rates paid to clients on their cash balances. Conversely, any increases in short-term interest rates and/or decreases in the deposit rates paid to clients generally have a positive impact on our earnings.

Refer to the discussion of the specific components of our net interest income within “Management’s Discussion and Analysis - Results of Operations” for our PCG, Raymond James Bank, and Other segments. Also refer to “Management’s Discussion and Analysis - Results of Operations - Private Client Group - Clients’ domestic cash sweep balances” for further information on the RJBDP.

The following tables present our consolidated average interest-earning asset and interest-bearing liability balances, interest income and expense and the related rates.

Quarter ended June 30, 2021 compared with the quarter ended June 30, 2020

	Three months ended June 30,
	2021			2020
$ in millions	Average daily balance	Interest	Annualized average rate	Average daily balance	Interest	Annualized average rate
Interest-earning assets:
Cash and cash equivalents	$5,644	$3	0.20%	$6,605	$4	0.26%
Assets segregated pursuant to regulations	9,016	3	0.16%	3,408	3	0.36%
Available-for-sale securities	8,041	20	0.96%	4,437	23	2.01%
Brokerage client receivables	2,363	19	3.33%	2,065	18	3.47%
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	7,936	50	2.51%	7,957	58	2.93%
CRE loans	2,748	18	2.59%	2,610	19	2.85%
REIT loans	1,327	9	2.53%	1,412	9	2.45%
Tax-exempt loans	1,294	9	3.33%	1,272	9	3.34%
Residential mortgage loans	5,126	34	2.70%	4,983	37	2.97%
SBL and other	5,208	29	2.22%	3,576	24	2.59%
Loans held for sale	142	1	2.92%	111	1	3.22%
Total bank loans, net	23,781	150	2.54%	21,921	157	2.87%
All other interest-earning assets	2,288	10	1.51%	1,964	12	2.66%
Total interest-earning assets	$51,133	$205	1.60%	$40,400	$217	2.16%
Interest-bearing liabilities:
Bank deposits:
Savings, money market and NOW accounts	$28,908	$1	0.02%	$25,060	$2	0.02%
Certificates of deposit	883	4	1.91%	1,104	5	2.00%
Total bank deposits	29,791	5	0.08%	26,164	7	0.10%
Brokerage client payables	10,486	1	0.03%	4,751	3	0.18%
Other borrowings	860	4	2.19%	891	5	2.23%
Senior notes payable	2,211	25	4.49%	2,067	24	4.69%
All other interest-bearing liabilities	602	5	1.12%	586	3	1.10%
Total interest-bearing liabilities	$43,950	$40	0.34%	$34,459	$42	0.48%
Net interest income		$165			$175
Firmwide net interest margin (net yield on interest-earning assets)			1.31%			1.75%
Raymond James Bank net interest margin			1.92%			2.29%

Nonaccrual loans are included in the average loan balances in the preceding table. Any payments received for corporate nonaccrual loans are applied entirely to principal. Interest income on residential mortgage nonaccrual loans is recognized on a cash basis.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The yield on tax-exempt loans in the preceding table is presented on a taxable-equivalent basis utilizing the applicable federal statutory rates for each of the three months ended June 30, 2021 and 2020.

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

	Three months ended June 30,
	2021 compared to 2020
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest income:
Interest-earning assets:
Cash and cash equivalents	$—	$(1)	$(1)
Assets segregated pursuant to regulations	5	(5)	—
Available-for-sale securities	18	(21)	(3)
Brokerage client receivables	2	(1)	1
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	—	(8)	(8)
CRE loans	1	(2)	(1)
REIT loans	1	(1)	—
Tax-exempt loans	—	—	—
Residential mortgage loans	1	(4)	(3)
SBL and other	9	(4)	5
Loans held for sale	—	—	—
Total bank loans, net	12	(19)	(7)
All other interest-earning assets	2	(4)	(2)
Total interest-earning assets	$39	$(51)	$(12)
Interest expense:
Interest-bearing liabilities:
Bank deposits:
Savings, money market and NOW accounts	$—	$(1)	$(1)
Certificates of deposit	(1)	—	(1)
Total bank deposits	(1)	(1)	(2)
Brokerage client payables	2	(4)	(2)
Other borrowings	—	(1)	(1)
Senior notes payable	2	(1)	1
All other interest-bearing liabilities	—	2	2
Total interest-bearing liabilities	$3	$(5)	$(2)
Change in net interest income	$36	$(46)	$(10)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Nine months ended June 30, 2021 compared with the nine months ended June 30, 2020

	Nine months ended June 30,
	2021			2020
$ in millions	Average daily balance	Interest	Annualized average rate	Average daily balance	Interest	Annualized average rate
Interest-earning assets:
Cash and cash equivalents	$5,548	$9	0.22%	$5,013	$37	0.99%
Assets segregated pursuant to regulations	8,307	11	0.18%	2,853	25	1.20%
Available-for-sale securities	7,837	64	1.08%	3,654	60	2.18%
Brokerage client receivables	2,222	56	3.38%	2,290	66	3.87%
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	7,670	149	2.57%	8,012	225	3.70%
CRE loans	2,665	52	2.57%	2,593	72	3.63%
REIT loans	1,290	25	2.49%	1,349	34	3.33%
Tax-exempt loans	1,253	25	3.34%	1,236	25	3.35%
Residential mortgage loans	5,044	103	2.73%	4,823	112	3.09%
SBL and other	4,709	80	2.24%	3,460	89	3.37%
Loans held for sale	153	3	2.54%	138	4	3.77%
Total bank loans, net	22,784	437	2.57%	21,611	561	3.46%
All other interest-earning assets	2,264	31	1.79%	2,329	50	2.82%
Total interest-earning assets	$48,962	$608	1.66%	$37,750	$799	2.83%
Interest-bearing liabilities:
Bank deposits:
Savings, money market and NOW accounts	$27,732	$4	0.02%	$23,190	$20	0.11%
Certificates of deposit	911	13	1.90%	993	15	2.06%
Total bank deposits	28,643	17	0.08%	24,183	35	0.19%
Brokerage client payables	9,765	3	0.03%	3,929	9	0.31%
Other borrowings	863	14	2.20%	893	15	2.23%
Senior notes payable	2,115	73	4.62%	1,742	61	4.66%
All other interest-bearing liabilities	591	8	1.05%	878	16	1.81%
Total interest-bearing liabilities	$41,977	$115	0.36%	$31,625	$136	0.56%
Net interest income		$493			$663
Firmwide net interest margin (net yield on interest-earning assets)			1.35%			2.36%
Raymond James Bank net interest margin			1.96%			2.82%

Nonaccrual loans are included in the average loan balances in the preceding table. Any payments received for corporate nonaccrual loans are applied entirely to principal. Interest income on residential mortgage nonaccrual loans is recognized on a cash basis.

The yield on tax-exempt loans in the preceding table is presented on a taxable-equivalent basis utilizing the applicable federal statutory rates for each of the nine months ended June 30, 2021 and 2020.

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

	Nine months ended June 30,
	2021 compared to 2020
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest income:
Interest-earning assets:
Cash and cash equivalents	$10	$(38)	$(28)
Assets segregated pursuant to regulations	52	(66)	(14)
Available-for-sale securities	69	(65)	4
Brokerage client receivables	(3)	(7)	(10)
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	(11)	(65)	(76)
CRE loans	1	(21)	(20)
REIT loans	—	(9)	(9)
Tax-exempt loans	2	(2)	—
Residential mortgage loans	5	(14)	(9)
SBL and other	27	(36)	(9)
Loans held for sale	1	(2)	(1)
Total bank loans, net	25	(149)	(124)
All other interest-earning assets	(4)	(15)	(19)
Total interest-earning assets	$149	$(340)	$(191)
Interest expense:
Interest-bearing liabilities:
Bank deposits:
Savings, money market and NOW accounts	$4	$(20)	$(16)
Certificates of deposit	(1)	(1)	(2)
Total bank deposits	3	(21)	(18)
Brokerage client payables	15	(21)	(6)
Other borrowings	—	(1)	(1)
Senior notes payable	13	(1)	12
All other interest-bearing liabilities	(7)	(1)	(8)
Total interest-bearing liabilities	$24	$(45)	$(21)
Change in net interest income	$125	$(295)	$(170)

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

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2021	2020	% change	2021	2020	% change
Revenues:
Asset management and related administrative fees	$1,050	$715	47%	$2,914	$2,330	25%
Brokerage revenues:
Mutual and other fund products	167	131	27%	498	438	14%
Insurance and annuity products	113	88	28%	320	288	11%
Equities, ETFs and fixed income products	110	100	10%	338	324	4%
Total brokerage revenues	390	319	22%	1,156	1,050	10%
Account and service fees:
Mutual fund and annuity service fees	105	82	28%	298	260	15%
RJBDP fees:
Third-party banks	18	20	(10)%	58	129	(55)%
Raymond James Bank	47	43	9%	134	138	(3)%
Client account and other fees	39	32	22%	113	96	18%
Total account and service fees	209	177	18%	603	623	(3)%
Investment banking	11	7	57%	33	29	14%
Interest income	31	31	—	91	125	(27)%
All other	7	4	75%	20	20	—
Total revenues	1,698	1,253	36%	4,817	4,177	15%
Interest expense	(2)	(4)	(50)%	(7)	(19)	(63)%
Net revenues	1,696	1,249	36%	4,810	4,158	16%
Non-interest expenses:
Financial advisor compensation and benefits	1,082	783	38%	3,053	2,555	19%
Administrative compensation and benefits	251	235	7%	760	727	5%
Total compensation, commissions and benefits	1,333	1,018	31%	3,813	3,282	16%
Non-compensation expenses:
Communications and information processing	70	66	6%	201	187	7%
Occupancy and equipment	45	42	7%	133	130	2%
Business development	19	12	58%	50	63	(21)%
Professional fees	10	8	25%	33	25	32%
All other	24	12	100%	53	57	(7)%
Total non-compensation expenses	168	140	20%	470	462	2%
Total non-interest expenses	1,501	1,158	30%	4,283	3,744	14%
Pre-tax income	$195	$91	114%	$527	$414	27%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Selected key metrics

PCG client asset balances

	As of
$ in billions	June 30, 2021	March 31, 2021	September 30, 2020	June 30, 2020	March 31, 2020	September 30, 2019
Assets under administration (“AUA”)	$1,102.9	$1,028.1	$883.3	$833.1	$734.0	$798.4
Assets in fee-based accounts (1)	$616.7	$567.6	$475.3	$443.0	$383.5	$409.1
Percent of AUA in fee-based accounts	55.9%	55.2%	53.8%	53.2%	52.2%	51.2%
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

PCG assets under administration increased during the three months ended June 30, 2021, primarily due to equity market appreciation, as well as net inflows of client assets. In addition, PCG assets in fee-based accounts continued to increase as a percentage of overall PCG assets under administration due to clients’ increased preference for fee-based alternatives versus transaction-based accounts. As a result of the shift to fee-based accounts over the past several years, a larger portion of our PCG revenues are more directly impacted by market movements.

Financial advisors

	June 30, 2021	March 31, 2021	September 30, 2020	June 30, 2020
Employees	3,423	3,375	3,404	3,379
Independent contractors	4,990	4,952	4,835	4,776
Total advisors	8,413	8,327	8,239	8,155

The number of financial advisors increased compared with the prior quarter and September 30, 2020 due to strong recruiting of financial advisors and new trainees that were moved into production roles, partially offset by the impact of advisors who left the firm, including planned retirements, where assets are generally retained at the firm. The growth in the number of financial advisors has been impacted by the transfer of advisors who were previously affiliated with the firm as independent contractors or employees to our RIA & Custody Services (“RCS”) division. Advisors in RCS are not included in the financial advisor count, although their assets are still included in client assets under administration. The recruiting pipeline remains strong across our affiliation options despite an increasingly competitive recruiting environment.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Clients’ domestic cash sweep balances

	As of
$ in millions	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
RJBDP
Raymond James Bank	$29,253	$28,174	$26,697	$25,599	$24,101
Third-party banks	25,080	25,110	26,142	25,998	24,661
Subtotal RJBDP	54,333	53,284	52,839	51,597	48,762
CIP	8,610	9,517	8,769	3,999	3,157
Total clients’ domestic cash sweep balances	$62,943	$62,801	$61,608	$55,596	$51,919

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Average yield on RJBDP - third-party banks	0.29%	0.33%	0.30%	0.97%

A significant portion of our clients’ cash is included in the RJBDP, a multi-bank sweep program in which clients’ cash deposits in their accounts are swept into interest-bearing deposit accounts at Raymond James Bank and various third-party banks. We earn servicing fees for the administrative services we provide related to our clients’ deposits that are swept to such banks as part of the RJBDP. The amounts from third-party banks are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates and the interest paid to clients by the third-party banks on balances in the RJBDP. The “Average yield on RJBDP - third party banks” in the preceding table is computed by dividing annualized RJBDP fees from third-party banks, which are net of the interest expense paid to clients by the third-party banks, by the average daily RJBDP balance at third-party banks. The PCG segment also earns RJBDP servicing fees from the Raymond James Bank segment, which are based on the number of accounts that are swept to Raymond James Bank. The fees from the Raymond James Bank segment are eliminated in consolidation. PCG segment results are impacted by changes in the allocation of client cash balances in RJBDP between Raymond James Bank and third-party banks. PCG segment results are also impacted by changes in the allocation of cash balances between RJBDP and CIP, as the net yield to the firm on cash balances in CIP (i.e., the spread between amounts earned on assets segregated for regulatory purposes and the interest paid to clients on CIP balances) is lower than the yield to the firm on RJBDP balances, on average.

Client cash balances remained elevated as of June 30, 2021 compared to prior year balances as a result of a number of factors, including the continuing economic uncertainty caused by the COVID-19 pandemic, as well as uncertainty related to the nature and timing of policy changes that may be put forth by the new federal government administration. The average yield on RJBDP - third-party banks decreased compared with the prior-year periods due to a decline in short-term interest rates. We expect the average yield on RJBDP balances at third-party banks to remain approximately 0.29% for the remainder of our 2021 fiscal year; however, this projected yield could decline in fiscal 2022 if demand for deposits from third-party banks does not improve from current levels.

Quarter ended June 30, 2021 compared with the quarter ended June 30, 2020

Net revenues of $1.70 billion increased $447 million, or 36%, and pre-tax income of $195 million increased $104 million, or 114%.

Asset management and related administrative fees increased $335 million, or 47%, primarily due to higher assets in fee-based accounts at the beginning of the current quarter. As assets in these accounts are billed primarily on balances as of the beginning of the quarter, the 9% increase in fee-based assets as of June 30, 2021 compared to March 31, 2021, should positively impact asset management fees in our fiscal fourth quarter of 2021.

Brokerage revenues increased $71 million, or 22%, due to higher trailing revenues from mutual and other fund products and annuity products, resulting from higher asset values in the current quarter, as well as higher transactional revenues.

Account and service fees increased $32 million, or 18%, primarily due to an increase in mutual fund service fees, primarily resulting from higher average mutual fund assets, as well as incremental client account and other fees resulting from our acquisition of NWPS at the end of our fiscal first quarter of 2021.

Compensation-related expenses increased $315 million, or 31%, primarily due to higher compensable net revenues.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Non-compensation expenses increased $28 million, or 20%, in part due to increased recruiting costs and other business development expenses, including travel-related expenses.

Nine months ended June 30, 2021 compared with the nine months ended June 30, 2020

Net revenues of $4.81 billion increased $652 million, or 16%, and pre-tax income of $527 million increased $113 million, or 27%.

Asset management and related administrative fees increased $584 million, or 25%, primarily due to higher assets in fee-based accounts at the beginning of each of the current-year quarterly billing periods compared with the prior-year quarterly billing periods.

Brokerage revenues increased $106 million, or 10%, primarily due to higher trailing revenues from mutual and other fund products and annuity products, resulting from higher average asset values, as well as higher transactional revenues due to increased client activity.

Account and service fees decreased $20 million, or 3%, primarily due to a decline in RJBDP fees from third-party banks as a result of lower short-term interest rates. Partially offsetting this decrease was an increase in mutual fund service fees, resulting from higher average mutual fund assets, as well as incremental client account and other fees resulting from our acquisition of NWPS at the end of our fiscal first quarter of 2021.

Net interest income decreased $22 million, or 21%, driven by a decline in interest income due to lower short-term interest rates applicable to both cash and segregated asset balances, which more than offset the impact of higher segregated asset balances. Our CIP balances increased significantly compared with the prior-year period resulting in the increase in segregated assets, and a majority of the increase was held in segregated short-term U.S. Treasury securities at very low interest rates. Partially offsetting the impact of a decrease in interest income, interest expense also decreased, despite the significant increase in client cash balances in our CIP, due to the impact of lower deposit rates paid on these balances.

Compensation-related expenses increased $531 million, or 16%, primarily due to higher compensable net revenues.

Non-compensation expenses increased $8 million, or 2%, largely due to higher communications and information processing expenses, partially offset by lower business development expenses due to limited travel and event-related expenses during the COVID-19 pandemic.

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

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2021	2020	% change	2021	2020	% change
Revenues:
Brokerage revenues:
Fixed income	$124	$125	(1)%	$397	$296	34%
Equity	36	41	(12)%	112	115	(3)%
Total brokerage revenues	160	166	(4)%	509	411	24%
Investment banking:
Merger & acquisition and advisory	153	60	155%	424	192	121%
Equity underwriting	69	35	97%	196	117	68%
Debt underwriting	43	37	16%	126	90	40%
Total investment banking	265	132	101%	746	399	87%
Interest income	4	4	—	12	22	(45)%
Tax credit fund revenues	17	20	(15)%	57	50	14%
All other	3	3	—	14	13	8%
Total revenues	449	325	38%	1,338	895	49%
Interest expense	(3)	(2)	50%	(7)	(14)	(50)%
Net revenues	446	323	38%	1,331	881	51%
Non-interest expenses:
Compensation, commissions and benefits	256	195	31%	767	545	41%
Non-compensation expenses:
Communications and information processing	22	19	16%	61	58	5%
Occupancy and equipment	9	9	—	27	27	—
Business development	8	7	14%	23	38	(39)%
Professional fees	12	12	—	38	35	9%
Acquisition-related expenses	3	—	NM	3	—	NM
All other	21	19	11%	63	59	7%
Total non-compensation expenses	75	66	14%	215	217	(1)%
Total non-interest expenses	331	261	27%	982	762	29%
Pre-tax income	$115	$62	85%	$349	$119	193%

Quarter ended June 30, 2021 compared with the quarter ended June 30, 2020

Net revenues of $446 million increased $123 million, or 38%, and pre-tax income of $115 million increased $53 million, or 85%.

Brokerage revenues decreased $6 million, or 4%, primarily due to a decrease in equity brokerage revenues, as uncertainty related to the onset of the COVID-19 pandemic drove high levels of client activity in the prior-year quarter. Similarly, fixed income brokerage revenues continued to be strong but were slightly lower than the prior-year quarter.

Investment banking revenues increased $133 million, or 101%, compared with the prior-year quarter, due to a combination of strong results in the current quarter, and a prior-year quarter which had been negatively impacted by a slowdown in activity during the onset of the COVID-19 pandemic. Merger & acquisition and advisory revenues increased significantly compared with the prior-year quarter, due to an increase in both the number and size of transactions, and reflected strong activity in both the U.S. and U.K. Equity underwriting revenues increased significantly, primarily due to higher levels of client activity and larger transactions in the current quarter. Debt underwriting revenues also increased, due to higher revenues from corporate underwritings, partially offset by lower revenues from public finance and asset-backed transactions. In addition to the strong results during the quarter, our investment banking pipelines remain strong and, in part, reflect the investments we have made

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

over the past several years, which has positioned us to enhance our services to our clients. The most recent example of such investments is our acquisition of Financo which closed at the end of our fiscal second quarter of 2021.

Compensation-related expenses increased $61 million, or 31%, primarily due to the increase in revenues.

Non-compensation expenses increased $9 million, or 14%, and included $3 million of acquisition-related expenses, comprised of the amortization expense related to intangible assets with short useful lives which arose in our acquisition of Financo.

Nine months ended June 30, 2021 compared with the nine months ended June 30, 2020

Net revenues of $1.33 billion increased $450 million, or 51%, and pre-tax income of $349 million increased $230 million, or 193%.

Brokerage revenues increased $98 million, or 24%, due to a significant increase in fixed income brokerage revenues as a result of an increase in client activity levels throughout the current-year period. The significant increase in client activity levels, particularly with depository clients, began toward the end of our fiscal second quarter of fiscal 2020.

Investment banking revenues increased $347 million, or 87%, due to a significant increase in merger & acquisition and advisory revenues and underwriting revenues. The significant increase in merger & acquisition and advisory revenues reflected larger individual transactions and an increase in the number of transactions, as the current-year period reflected high levels of client activity, while the prior-year period was impacted by low levels of client activity during the onset of the pandemic. Equity underwriting revenues also increased significantly, primarily due to an increase in market activity in both the U.S. and Canada. An increase in debt underwriting primarily reflected higher revenues from corporate and asset-backed underwritings, partially offset by lower revenues from public finance transactions.

Compensation-related expenses increased $222 million, or 41%, primarily due to the increase in net revenues.

Non-compensation expenses decreased $2 million, or 1%, primarily due to lower travel and event-related expenses as a result of the COVID-19 pandemic, partially offset by smaller increases across various expense categories, including the aforementioned acquisition-related expenses associated with the Financo acquisition.

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

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2021	2020	% change	2021	2020	% change
Revenues:
Asset management and related administrative fees:
Managed programs	$148	$109	36%	$414	$358	16%
Administration and other	70	48	46%	193	152	27%
Total asset management and related administrative fees	218	157	39%	607	510	19%
Account and service fees	4	3	33%	13	12	8%
All other	3	3	—	9	9	—
Net revenues	225	163	38%	629	531	18%
Non-interest expenses:
Compensation, commissions and benefits	43	44	(2)%	138	134	3%
Non-compensation expenses:
Communications and information processing	12	10	20%	35	33	6%
Investment sub-advisory fees	33	23	43%	91	74	23%
All other	32	26	23%	90	84	7%
Total non-compensation expenses	77	59	31%	216	191	13%
Total non-interest expenses	120	103	17%	354	325	9%
Pre-tax income	$105	$60	75%	$275	$206	33%

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Financial assets under management

$ in billions	June 30, 2021	March 31, 2021	September 30, 2020	June 30, 2020	March 31, 2020	September 30, 2019
AMS (1)	$131.8	$121.2	$102.2	$96.0	$84.0	$91.8
Carillon Tower Advisers	69.2	66.6	59.5	57.5	51.7	58.5
Subtotal financial assets under management	201.0	187.8	161.7	153.5	135.7	150.3
Less: Assets managed for affiliated entities	(10.0)	(9.6)	(8.6)	(8.1)	(7.5)	(7.2)
Total financial assets under management	$191.0	$178.2	$153.1	$145.4	$128.2	$143.1

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

Activity (including activity in assets managed for affiliated entities)

	Three months ended June 30,		Nine months ended June 30,
$ in billions	2021	2020	2021	2020
Financial assets under management at beginning of period	$187.8	$135.7	$161.7	$150.3
Carillon Tower Advisers - net inflows/(outflows)	(0.3)	(2.0)	0.8	(4.4)
AMS - net inflows	4.5	1.5	9.8	4.8
Net market appreciation in asset values	9.0	18.3	28.7	2.8
Financial assets under management at end of period	$201.0	$153.5	$201.0	$153.5

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

$ in billions	June 30, 2021	Average fee rate for the three months ended June 30, 2021
Equity	$31.6	0.52%
Fixed income	31.6	0.18%
Balanced	6.0	0.35%
Total financial assets under management	$69.2	0.35%

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

$ in billions	June 30, 2021	March 31, 2021	September 30, 2020	June 30, 2020	March 31, 2020	September 30, 2019
Total assets	$361.5	$334.2	$280.6	$253.7	$217.3	$229.7

RJ Trust

The following table includes assets held in asset-based programs in RJ Trust (including those managed for affiliated entities).

$ in billions	June 30, 2021	March 31, 2021	September 30, 2020	June 30, 2020	March 31, 2020	September 30, 2019
Total assets	$8.1	$7.8	$7.1	$7.1	$6.4	$6.6

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Quarter ended June 30, 2021 compared with the quarter ended June 30, 2020

Net revenues of $225 million increased $62 million, or 38%, and pre-tax income of $105 million increased $45 million, or 75%.

Asset management and related administrative fees increased $61 million, or 39%, driven by higher AUM and higher assets in non-discretionary asset-based programs.

Compensation expenses decreased $1 million, or 2%, and non-compensation expenses increased $18 million, or 31%. The increase in non-compensation expenses was primarily due to investment sub-advisory fees, which resulted from the increase in AUM in sub-advised programs.

Nine months ended June 30, 2021 compared with the nine months ended June 30, 2020

Net revenues of $629 million increased $98 million, or 18%, and pre-tax income of $275 million increased $69 million, or 33%.

Asset management and related administrative fees increased $97 million, or 19%, driven by higher AUM and higher assets in non-discretionary asset-based programs, resulting from both equity market appreciation and net inflows. Carillon Tower Advisers generated net inflows during the current-year period, despite the structural headwinds for active asset managers resulting from the industry shift from actively managed investment strategies to passive investment strategies.

Compensation expenses increased $4 million, or 3%, and included the impact of higher net revenues. Non-compensation expenses increased $25 million, or 13%, largely due to investment sub-advisory fees which resulted from the increase in AUM in sub-advised programs.

RESULTS OF OPERATIONS – RAYMOND JAMES BANK

For an overview of our Raymond James Bank segment operations, as well as a description of the key factors impacting our Raymond James Bank segment results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Form 10-K.

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2021	2020	% change	2021	2020	% change
Revenues:
Interest income	$172	$181	(5)%	$505	$635	(20)%
Interest expense	(11)	(12)	(8)%	(32)	(51)	(37)%
Net interest income	161	169	(5)%	473	584	(19)%
All other	8	9	(11)%	23	20	15%
Net revenues	169	178	(5)%	496	604	(18)%
Non-interest expenses:
Compensation and benefits	13	13	—	38	38	—
Non-compensation expenses:
Bank loan provision/(benefit) for credit losses	(19)	81	NM	(37)	188	NM
RJBDP fees to PCG	47	43	9%	134	138	(3)%
All other	24	27	(11)%	75	77	(3)%
Total non-compensation expenses	52	151	(66)%	172	403	(57)%
Total non-interest expenses	65	164	(60)%	210	441	(52)%
Pre-tax income	$104	$14	643%	$286	$163	75%

Quarter ended June 30, 2021 compared with the quarter ended June 30, 2020

Net revenues of $169 million decreased $9 million, or 5%, and pre-tax income of $104 million increased $90 million, or 643%.

Net interest income decreased $8 million, or 5%, as the negative impacts from lower average LIBOR and a shift in the composition of interest-earning assets compared with the prior-year quarter more than offset the impact of higher average interest-earning assets. The net interest margin decreased to 1.92% from 2.29% for the prior-year quarter, primarily due to the decline in average LIBOR, as well as a higher concentration of agency-backed available-for-sale securities, which have a lower

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

yield on average than loans. Based on current rates, as well as the elevated prepayment of higher-yielding securities and mortgages, we project our net interest margin to decline to approximately 1.90% for our fiscal fourth quarter of 2021.

The bank loan benefit for credit losses was $19 million in the current quarter, which was calculated under the CECL model, compared with an $81 million provision in the prior-year quarter, which was calculated under the incurred loss model. The current quarter benefit reflected an improved economic forecast, as well as improved credit ratings within our corporate loan portfolio. The provision for credit losses in the prior-year quarter reflected the rapid and widespread economic deterioration and uncertainty at the onset of the COVID-19 pandemic.

Nine months ended June 30, 2021 compared with the nine months ended June 30, 2020

Net revenues of $496 million decreased $108 million, or 18%, and pre-tax income of $286 million increased $123 million, or 75%.

Net interest income decreased $111 million, or 19%, as the negative impact from lower short-term interest rates more than offset the impact of higher average interest-earning assets. The increase in average interest-earning assets was primarily driven by significant growth in the available-for-sale securities portfolio and securities-based loans to PCG clients. The net interest margin decreased to 1.96% from 2.82% for the prior-year period, primarily due to the significant decline in short-term interest rates, as well as a higher concentration of agency-backed available-for-sale securities, which on average have a lower yield than loans.

We had a bank loan benefit for credit losses of $37 million, which was calculated under the CECL model, compared with a $188 million provision in the prior-year period, which was calculated under the incurred loss model. The current period benefit was largely attributable to improved economic forecasts utilized in our CECL model since our October 1, 2020 adoption date, including improved outlooks on unemployment and gross domestic product, which favorably impact most of our loan portfolios, as well as improved credit ratings within our corporate loan portfolio. The provision for credit losses in the prior-year period reflected the rapid and widespread economic deterioration and uncertainty caused by the onset of the COVID-19 pandemic.

RESULTS OF OPERATIONS – OTHER

This segment includes our private equity investments, interest income on certain corporate cash balances, certain acquisition-related expenses, and certain corporate overhead costs of RJF that are not allocated to other segments, including the interest costs on our public debt and any losses on extinguishment of such debt. For an overview of our Other segment operations, refer to the information presented in “Item 1 - Business” of our 2020 Form 10-K.

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2021	2020	% change	2021	2020	% change
Revenues:
Interest income	$—	$3	(100)%	$6	$27	(78)%
Gains/(losses) on private equity investments	24	1	2,300%	56	(40)	NM
All other	4	2	100%	7	4	75%
Total revenues	28	6	367%	69	(9)	NM
Interest expense	(26)	(26)	—	(75)	(63)	19%
Net revenues	2	(20)	NM	(6)	(72)	92%
Non-interest expenses:
Compensation and all other	34	9	278%	96	34	182%
Losses on extinguishment of debt	98	—	NM	98	—	NM
Acquisition-related expenses	4	—	NM	6	—	NM
Total non-interest expenses	136	9	1,411%	200	34	488%
Pre-tax loss	$(134)	$(29)	(362)%	$(206)	$(106)	(94)%

Quarter ended June 30, 2021 compared with the quarter ended June 30, 2020

The pre-tax loss of $134 million was $105 million larger than the loss in the prior-year quarter.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Net revenues increased $22 million, as the current quarter included $24 million of private equity valuation gains, of which $10 million were attributable to noncontrolling interests and were offset within other expenses, compared with $1 million of gains in the prior-year quarter. The current quarter valuation gains primarily reflected the impact of continued improvement in market conditions and an improved outlook for certain of our investments.

Non-interest expenses increased $127 million, primarily due to losses on the extinguishment of debt of $98 million (see Note 14 for further information), as well as the aforementioned $10 million offset of private equity valuation losses attributable to noncontrolling interests in the current quarter. The $4 million of acquisition-related expenses in the current quarter primarily included professional expenses associated with our acquisitions of Cebile Capital, which was announced in our fiscal third quarter of 2021, and Charles Stanley, which was announced in July 2021.

Nine months ended June 30, 2021 compared with the nine months ended June 30, 2020

The pre-tax loss of $206 million was $100 million larger than the loss in the prior-year period.

Net revenues increased $66 million, primarily due to private equity valuation gains in the current period, compared with losses in the prior-year period, which reflected the impact of challenging market conditions at the onset of the COVID-19 pandemic. The current period included $56 million of private equity valuation gains, of which $20 million were attributable to noncontrolling interests and were offset within other expenses. These valuation gains were primarily the result of continued improvement in market conditions and an improved outlook for certain of our investments. The prior-year period included $40 million of private equity valuation losses, of which $23 million were attributable to noncontrolling interests and were offset within other expenses. Interest income earned on corporate cash balances decreased compared with the prior-year period due to lower short-term interest rates, partially offset by the impact of higher average balances, and interest expense increased primarily as a result of the issuance of $500 million of senior notes in March 2020.

Non-interest expenses increased $166 million, or 488%, primarily due to the aforementioned losses on extinguishment of debt of $98 million, as well as the aforementioned $20 million in gains attributable to noncontrolling interests, compared with $23 million in losses in the prior-year period. The $6 million of acquisition-related expenses in the current year primarily included professional and integration expenses associated with our acquisitions of NWPS and Financo during fiscal 2021, as well as our announced acquisitions of Cebile Capital and Charles Stanley.

CERTAIN STATISTICAL DISCLOSURES BY BANK HOLDING COMPANIES

We are required to provide certain statistical disclosures as a bank holding company under the SEC’s Industry Guide 3.  The following table provides certain of those disclosures.

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Return on assets	2.2%	1.5%	2.4%	1.9%
Return on equity	15.9%	10.0%	17.4%	11.9%
Average equity to average assets	13.6%	14.6%	14.0%	15.7%
Dividend payout ratio	17.9%	30.1%	16.9%	25.6%

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

Cash and cash equivalents increased $592 million during the nine months ended June 30, 2021 to $5.98 billion. During the nine months ended June 30, 2021, cash provided by our operations (including significant net income) and proceeds from our $750 million of 3.75% senior notes offering (net of debt issuance costs), were offset by cash used for the early-redemption of $750 million of our pre-existing senior notes and the related make-whole premiums, dividend payments, share repurchases, and investments in future growth with our acquisitions of NWPS and Financo. We also had significant increases in client cash balances, which increased both our brokerage client payables and our bank deposits. However, this cash was largely used to increase our assets segregated pursuant to regulations, primarily through the purchase of U.S. Treasuries, as part of our brokerage activities, and to increase our bank loan portfolio and available-for-sale securities as part of our banking activities.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and available from committed and uncommitted financing facilities, provide adequate funds for continuing operations at current levels of activity.

Sources of liquidity

Approximately $1.6 billion of our total June 30, 2021 cash and cash equivalents included cash held directly at the parent, or parent cash loaned to RJ&A. As of June 30, 2021, RJF had loaned $1.09 billion to RJ&A (such amount is included in the RJ&A cash balance in the following table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities. The following table presents our holdings of cash and cash equivalents.

$ in millions	June 30, 2021
RJF	$480
RJ&A	2,262
Raymond James Bank	1,847
RJ Ltd.	869
RJFS	123
Carillon Tower Advisers	82
Other subsidiaries	319
Total cash and cash equivalents	$5,982

RJF maintained depository accounts at Raymond James Bank with a balance of $185 million as of June 30, 2021. The portion of this total that was available on demand without restrictions, which amounted to $108 million as of June 30, 2021, is reflected in the RJF total (and is excluded from the Raymond James Bank cash balance in the preceding table).

A large portion of the RJ Ltd. cash and cash equivalents balance as of June 30, 2021 was held to meet regulatory requirements and was not available for use by the parent.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

In addition to the cash balances described, we have various other potential sources of cash available to the parent from subsidiaries, as described in the following section.

Liquidity available from subsidiaries

Liquidity is principally available to RJF, the parent company, from RJ&A and Raymond James Bank.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934. As a member firm of the Financial Industry Regulatory Authority (“FINRA”), RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client transactions. In addition, covenants in RJ&A’s committed financing facilities require its net capital to be a minimum of 10% of aggregate debit items.  At June 30, 2021, RJ&A exceeded the minimum regulatory requirements, the covenants in its financing arrangements pertaining to net capital, as well as its internally-targeted net capital tolerances.  FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements.

RJ&A, as a nonbank custodian of Individual Retirement Accounts (“IRAs”), must also satisfy certain Internal Revenue Service regulations in order to accept new IRAs and qualified plans and retain the accounts for which it serves as nonbank custodian. With growth in the value of client assets in such accounts, the capital of RJ&A may need to grow to continue to satisfy this requirement. As a result, RJ&A may limit dividends it would otherwise remit to RJF. We evaluate regulatory requirements, loan covenants and certain internal tolerances when determining the amount of liquidity available to RJF from RJ&A.

Raymond James Bank may pay dividends to RJF without prior approval of its regulator as long as the dividends do not exceed the sum of Raymond James Bank’s current calendar year and the previous two calendar years’ retained net income, and Raymond James Bank maintains its targeted regulatory capital ratios. Dividends from Raymond James Bank may be limited to the extent that capital is needed to support its balance sheet growth.

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

	June 30, 2021
$ in millions	RJ&A	RJF	Total	Total number of arrangements
Financing arrangement:
Committed secured	$100	$—	$100	1
Committed unsecured	200	300	500	1
Total committed financing arrangements	$300	$300	$600	2

Outstanding borrowing amount:
Committed secured	$—	$—	$—
Committed unsecured	—	—	—
Total outstanding borrowing amount	$—	$—	$—

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

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

Uncommitted financing arrangements

Our uncommitted financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit. Our arrangements with third-party lenders are generally utilized to finance a portion of our fixed income securities or for cash management purposes. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed and are generally collateralized by RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements. As of June 30, 2021, we had outstanding borrowings under three uncommitted secured borrowing arrangements out of a total of 11 uncommitted financing arrangements (seven uncommitted secured and four uncommitted unsecured). However, lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

The following table presents our borrowings on uncommitted financing arrangements, all of which were in the form of repurchase agreements in RJ&A and were included in “Collateralized financings” on our Condensed Consolidated Statements of Financial Condition.

$ in millions	June 30, 2021
Outstanding borrowing amount:
Uncommitted secured	$185
Uncommitted unsecured	—
Total outstanding borrowing amount	$185

The average daily balance outstanding during the five most recent quarters, the maximum month-end balance outstanding during the quarter and the period-end balances for repurchase agreements and reverse repurchase agreements are detailed in the following table.

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in millions)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
June 30, 2021	$194	$185	$185	$283	$339	$289
March 31, 2021	$226	$260	$222	$242	$280	$224
December 31, 2020	$211	$236	$233	$204	$259	$162
September 30, 2020	$140	$165	$165	$199	$260	$207
June 30, 2020	$222	$278	$228	$168	$193	$193

Other borrowings and collateralized financings

We had $850 million in FHLB borrowings outstanding at June 30, 2021, comprised of floating-rate advances, all of which were secured by a blanket lien on Raymond James Bank’s residential mortgage loan portfolio (see Note 14 of the Notes to Consolidated Financial Statements of our 2020 Form 10-K for additional information regarding these borrowings). Raymond James Bank had an additional $3.11 billion in immediate credit available from the FHLB as of June 30, 2021 and, with the pledge of additional eligible collateral to the FHLB, total available credit of 30% of total assets.

Raymond James Bank is eligible to participate in the Federal Reserve’s discount window program; however, we do not view borrowings from the Federal Reserve as a primary source of funding.  The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Federal Reserve, and is secured by pledged C&I loans.

We act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one broker-dealer and then lend them to another.  Where permitted, we have also loaned, to broker-dealers and other financial

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

institutions, securities owned by clients or the firm.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balance of $100 million as of June 30, 2021 related to the securities loaned included in “Collateralized financings” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q. See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more information on our collateralized agreements and financings.

At June 30, 2021, in addition to the financing arrangements previously described, we had $9 million outstanding on a mortgage loan for our St. Petersburg, Florida home-office complex that is included in “Other borrowings” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q.

Senior notes payable

In April 2021, we sold in a registered underwritten public offering $750 million in aggregate principal amount of 3.75% senior notes due April 2051. We utilized the proceeds from the offering and cash on hand to early-redeem our $250 million par 5.625% senior notes due 2024 and our $500 million par 3.625% senior notes due 2026, which had been outstanding as of March 31, 2021. See Note 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

After the issuance of the 3.75% senior notes due April 2051 and repurchase and redemption of the 5.625% senior notes due 2024 and 3.625% senior notes due 2026, at June 30, 2021, we had aggregate outstanding senior notes payable of $2.04 billion, which, exclusive of any unaccreted premiums or discounts and debt issuance costs, was comprised of $500 million par 4.65% senior notes due 2030, $800 million par 4.95% senior notes due 2046, and $750 million par 3.75% senior notes due 2051.

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

Other sources and uses of liquidity

We have company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Certain of our non-qualified deferred compensation plans and other employee benefit plans are employee-directed while others are company-directed. Certain policies which we could readily borrow against had a cash surrender value of $828 million as of June 30, 2021, comprised of $509 million related to employee-directed plans and $319 million related to company-directed plans, and we were able to borrow up to 90%, or $745 million, of the June 30, 2021 total

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to the employee-directed plans. There were no borrowings outstanding against any of these policies as of June 30, 2021.

On May 12, 2021, we filed a “universal” shelf registration statement with the SEC pursuant to which we can issue debt, equity and other capital instruments if and when necessary or perceived by us to be opportune. Subject to certain conditions, this registration statement will be effective through May 12, 2024.

On May 25, 2021, we announced we had entered into a definitive agreement to acquire all of the outstanding shares of Cebile. We expect the closing date of the transaction to occur in our fiscal fourth quarter of 2021. We currently have the ability to utilize our cash on hand to fund the purchase. See Note 3 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

On July 29, 2021, we announced our intention to make an offer for the entire issued and to be issued share capital of U.K.-based Charles Stanley at a price of £5.15 per share, or approximately £279 million ($387 million as of July 28, 2021). The transaction, subject to U.K. Financial Conduct Authority and Charles Stanley shareholder approval, is expected to close in our fiscal first quarter of 2022. We currently have the ability to utilize our cash on hand to fund the purchase. Under the terms of the intended offer, a loan note alternative will be available to Charles Stanley shareholders which will enable eligible Charles Stanley shareholders to elect to receive a loan note in lieu of part or all of the cash consideration to which they would otherwise be entitled under the terms of the offer. The initial interest rate for the loan note alternative for the first year is 0.1%. The note bears interest at a variable rate reset annually, calculated as the Bank of England’s base rate, plus a differential defined in the loan note, with the interest rate not to exceed 1.5% in any period. See Note 3 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

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

Total assets of $57.16 billion as of June 30, 2021 were $9.68 billion, or 20%, greater than our total assets as of September 30, 2020. The increase in assets was primarily due to a $4.64 billion increase in assets segregated pursuant to regulations, primarily due to a significant increase in client cash balances. Bank loans, net increased by $2.70 billion, primarily due to an increase in securities-based loans to PCG clients and corporate loans. In addition, cash and cash equivalents increased $592 million and available-for-sale securities increased $541 million. Goodwill and identifiable intangible assets, net increased $262 million due to the acquisitions of NWPS and Financo during the nine months ended June 30, 2021.

As of June 30, 2021, our total liabilities of $49.24 billion were $8.94 billion, or 22%, greater than our total liabilities as of September 30, 2020. The increase in total liabilities was primarily related to the significant increase in client cash balances as of June 30, 2021, including a $5.05 billion increase in brokerage client payables, primarily due to an increase in client cash held in our CIP, and a $3.54 billion increase in bank deposits, reflecting higher RJBDP balances held at Raymond James Bank.

REGULATORY

Refer to the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in “Item 1 - Business - Regulation” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory” of our 2020 Form 10-K.

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of June 30, 2021, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF and Raymond James Bank were categorized as “well-capitalized” as of June 30, 2021. The maintenance of certain risk-based and other regulatory capital levels could influence various capital allocation decisions impacting one or more of our businesses.  However, due to the current capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities. See Note 21 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information on regulatory capital requirements.

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

Raymond James Bank

On February 2, 2021, Raymond James Bank filed an application with the Florida Office of Financial Regulation (“OFR”) to convert from a national bank primarily supervised by the Office of the Comptroller of the Currency (the “OCC”) to a Florida-chartered state bank. Raymond James Bank also filed an application with the Federal Reserve Bank of Atlanta to retain its membership in the Federal Reserve System. Effective June 1, 2021, upon conversion to a state member bank following approval by the Florida OFR, Raymond James Bank is no longer supervised by the OCC and is jointly supervised by the OFR and the Fed. As a state member bank, Raymond James Bank will also continue to be supervised by the FDIC and the Consumer Financial Protection Bureau. As a state member bank, we do not anticipate that there will be any material changes to Raymond James Bank’s existing business or operations.

Standard of care

The U.S. Department of Labor (“DOL”) is expected to amend the rule that determines whether an investment professional is a fiduciary to their clients’ retirement accounts under the Employee Retirement Income Security Act and Internal Revenue Code. While the DOL has finalized a new exemption to allow investment advice fiduciaries to receive transaction-based compensation and engage in certain principal trades, imposing a new standard of care on additional client relationships could lead to incremental costs for our business. We are evaluating how these regulatory changes may impact our business.

Community Reinvestment Act (“CRA”) regulations

On July 20, 2021, the Fed, the FDIC and the OCC issued a joint statement in which they committed to work together to jointly modernize the CRA regulations. Until such new regulations are implemented, Raymond James Bank will continue to operate under the Fed’s CRA regulations currently in effect. At this time it is uncertain what impact, if any, the impending CRA regulations will have on Raymond James Bank and other depositories with respect to their CRA activities.

Discontinuation of LIBOR

The administrator of LIBOR has proposed to extend publication of the most commonly used U.S. dollar LIBOR settings to June 30, 2023 and to cease publishing other LIBOR settings on December 31, 2021. The U.S. federal banking agencies have issued guidance strongly encouraging banking organizations to cease using the U.S. dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. Our enterprise-wide initiative is continuing to assess and implement necessary changes to our contracts pursuant to the Alternative Reference Rate Committee’s (“ARRC”) fallback recommendations, as well as updating systems, processes, documentation, and models. We also began offering Secured Overnight Financing Rate (“SOFR”)-linked derivatives.

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

Loss provisions for legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of the Notes to Consolidated Financial Statements of our 2020 Form 10-K. In addition, refer to Note 16 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding legal and regulatory matter contingencies as of June 30, 2021.

Allowance for credit losses

We evaluate our held for investment bank loans, unfunded lending commitments, loans to financial advisors and certain other financial assets to estimate an allowance for credit losses. Effective October 1, 2020, we adopted the CECL accounting guidance which changed the methodology used to measure the allowance for credit losses from an allowance based on incurred losses to an allowance based on expected credit losses over a financial asset’s lifetime. The remaining life of our financial assets is determined by considering contractual terms and expected prepayments, among other factors. We employ multiple methodologies in estimating an allowance for credit losses and our approaches differ by type of financial asset and the risk characteristics within each financial asset type. Our estimates are based on ongoing evaluations of the portfolio, the related credit risk characteristics, and the overall economic and environmental conditions affecting the financial assets. Our process for determining the allowance for credit losses includes a complex analysis of several quantitative and qualitative factors, requiring significant management judgment due to matters that are inherently uncertain. This uncertainty can produce volatility in our allowance for credit losses. In addition, the allowance for credit losses could be insufficient to cover actual losses. In such an event, any losses in excess of our allowance would result in a decrease in our net income, as well as a decrease in the level of regulatory capital. See the discussion regarding our methodology in estimating the allowance for credit losses in Note 2 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. See Notes 8 and 9 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on our bank loan and financial advisor loan portfolios.

Our allowance for credit losses at June 30, 2021 was primarily related to bank loans and loans to financial advisors. At June 30, 2021, the amortized cost of all bank loans was $24.22 billion and the related allowance for credit losses was $322 million, or 1.34% of the held for investment loan portfolio. At June 30, 2021, the amortized cost of loans to financial advisors was $1.07 billion and the related allowance for credit losses was $29 million, which was 2.71% of the loan portfolio.

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

Market risk

Market risk is our risk of loss resulting from the impact of changes in market prices on our trading inventory, derivatives and investment positions. We have exposure to market risk primarily through our broker-dealer trading operations and our banking operations. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Market risk” of our 2020 Form 10-K for a discussion of our market risk, including how we manage such risk. See Notes 4, 5 and 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for fair value and other information regarding our trading inventories, available-for-sale securities and derivative instruments.

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

The Fed’s MRR requires us to perform daily back-testing procedures of our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income and

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

intraday trading. Regulatory-defined daily trading losses are used to evaluate the performance of our VaR model and are not comparable to our actual daily net revenues. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the nine months ended June 30, 2021, our regulatory-defined daily losses in our trading portfolios did not exceed our predicted VaR.

The following table sets forth the high, low, period-end and daily average VaR for all of our trading portfolios, including fixed income and equity instruments, for the period and dates indicated.

	Nine months ended June 30, 2021		Period-end VaR			Three months ended June 30,		Nine months ended June 30,
$ in millions	High	Low	June 30, 2021	September 30, 2020	$ in millions	2021	2020	2021	2020
Daily VaR	$11	$1	$1	$8	Average daily VaR	$2	$2	$5	$2

Average daily VaR was higher during the current year-to-date period compared with the prior year-to-date period, as a result of the impact of increased volatility from the COVID-19 pandemic on our VaR model during the first half of fiscal 2021. However, during our third fiscal quarter of 2021, the remaining COVID-19 pandemic-related scenarios fell outside of the VaR model’s twelve-month historical simulation period, resulting in period-end VaR decreasing to $1 million as of June 30, 2021.

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

Banking operations

Raymond James Bank maintains an interest-earning asset portfolio that is comprised of cash, C&I loans, commercial and residential real estate loans, REIT loans, tax-exempt loans and SBL and other loans, as well as agency MBS and agency CMOs (held in the available-for-sale securities portfolio), SBA loan securitizations and a trading portfolio of corporate loans.  These interest-earning assets are primarily funded by client deposits.  Based on its current asset portfolio, Raymond James Bank is subject to interest rate risk.  Raymond James Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both across a range of interest rate scenarios.

One of the objectives of Raymond James Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The methods used to measure this sensitivity are described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Market risk” of our 2020 Form 10-K. We utilize a hedging strategy using interest rate swaps as a result of Raymond James Bank’s asset and liability management process. For further information regarding this hedging strategy, see Note 2 of the Notes to Consolidated Financial Statements of our 2020 Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following table is an analysis of Raymond James Bank’s estimated net interest income over a 12-month period based on instantaneous shifts in interest rates (expressed in basis points) using our asset/liability model, which assumes that interest rates do not decline below zero.

Instantaneous changes in rate	Net interest income ($ in millions)	Projected change in net interest income
+200	$915	38.0%
+100	$855	29.0%
0	$663	—
-25	$637	(3.9)%

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net interest analysis” of this Form 10-Q for a discussion of the impact changes in short-term interest rates could have on the firm’s operations.

The following table shows the contractual maturities of our bank loan portfolio at June 30, 2021, including contractual principal repayments.  This table does not include any estimates of prepayments, which could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the table.

	Due in
$ in millions	One year or less	> One year – five years	> Five years	Total
C&I loans	$204	$4,300	$3,507	$8,011
CRE loans	699	1,535	494	2,728
REIT loans	112	1,148	10	1,270
Tax-exempt loans	1	69	1,250	1,320
Residential mortgage loans	—	4	5,166	5,170
SBL and other	5,545	37	—	5,582
Total loans held for investment	6,561	7,093	10,427	24,081
Held for sale loans	—	—	137	137
Total loans	$6,561	$7,093	$10,564	$24,218

The following table shows the distribution of the recorded investment of those bank loans that mature in more than one year between fixed and adjustable interest rate loans at June 30, 2021.

	Interest rate type
$ in millions	Fixed	Adjustable	Total
C&I loans	$301	$7,506	$7,807
CRE loans	91	1,938	2,029
REIT loans	—	1,158	1,158
Tax-exempt loans	1,319	—	1,319
Residential mortgage loans	191	4,979	5,170
SBL and other	—	37	37
Total loans held for investment	1,902	15,618	17,520
Held for sale loans	1	136	137
Total loans	$1,903	$15,754	$17,657

Contractual loan terms for C&I, CRE, REIT and residential mortgage loans may include an interest rate floor, cap and/or fixed interest rates for a certain period of time, which would impact the timing of the interest rate reset for the respective loan. See the discussion within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk - Risk monitoring process” section of this Form 10-Q for additional information regarding Raymond James Bank’s interest-only residential mortgage loan portfolio.

In our available-for-sale securities portfolio, we hold primarily fixed-rate agency MBS and agency CMOs which are carried at fair value on our Condensed Consolidated Statements of Financial Condition, with changes in the fair value of the portfolio recorded through OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. At June 30, 2021, our available-for-sale securities portfolio had a fair value of $8.19 billion with a weighted-average yield of 1.17% and a weighted-average life of approximately 4 years. See Note 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

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

In addition, we have a private equity portfolio, included in “Other investments” on our Condensed Consolidated Statements of Financial Condition, which is comprised of various direct investments, as well as investments in third-party private equity funds and various legacy private equity funds which we sponsor. Of the total private equity investments at June 30, 2021 of $159 million, the portion we owned was $115 million. See Note 4 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on this portfolio.

Foreign exchange risk

We are subject to foreign exchange risk due to our investments in foreign subsidiaries as well as transactions and resulting balances denominated in a currency other than the U.S. dollar. For example, our bank loan portfolio includes loans which are denominated in Canadian dollars, totaling $1.21 billion and $1.05 billion at June 30, 2021 and September 30, 2020, respectively, when converted to the U.S. dollar. A majority of such loans are held by Raymond James Bank’s Canadian subsidiary, which is discussed in the following sections.

Investments in foreign subsidiaries

Raymond James Bank has an investment in a Canadian subsidiary, resulting in foreign exchange risk. To mitigate its foreign exchange risk, Raymond James Bank utilizes short-term, forward foreign exchange contracts. These derivatives are primarily accounted for as net investment hedges in the condensed consolidated financial statements. See Note 2 of the Notes to Consolidated Financial Statements of our 2020 Form 10-K and Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding these derivatives.

We had foreign exchange risk in our investment in RJ Ltd. of CAD 393 million at June 30, 2021, which was not hedged. Foreign exchange gains/losses related to this investment are primarily reflected in OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 17 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding our components of OCI.

We also have foreign exchange risk associated with our investments in subsidiaries located in Europe. These investments are not hedged and we do not believe we had material foreign exchange risk either individually, or in the aggregate, pertaining to these subsidiaries as of June 30, 2021. As previous noted, on July 29, 2021 we announced our intention to make an offer for the entire issued and to be issued share capital of U.K.-based Charles Stanley at a price of £5.15 per share, or approximately £279 million. Upon closing, this transaction would increase our foreign exchange exposure associated with investments in subsidiaries located in Europe.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

risk, in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” of our 2020 Form 10-K.

The initial decline in economic activity as a result of the COVID-19 pandemic caused increased credit risk particularly with regard to companies in sectors that were most significantly impacted by the economic disruption, including energy, airlines, entertainment and leisure, restaurants and gaming. The speed and magnitude in which various sectors have recovered since the onset of the pandemic has been continually evolving. Given the stresses on certain of our clients’ liquidity, we enhanced our credit monitoring activities, with an increased focus on monitoring our credit exposures and counterparty credit risk. Since the onset of the pandemic, Raymond James Bank has enacted risk mitigation strategies including, but not limited to, the sale of loans in those sectors with a high likelihood of adverse impact arising from the pandemic. We have also required collateral to be posted across our credit risk exposures in accordance with agreements with our borrowers and counterparties. Although economic conditions have generally improved, we have maintained our increased focus on monitoring our credit exposures and counterparty credit risk.

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

Banking activities

Raymond James Bank has a substantial loan portfolio.  While our bank loan portfolio is diversified, a significant downturn in the overall economy, such as that experienced in our fiscal year 2020 as a result of the COVID-19 pandemic, deterioration in real estate values or a significant issue within any sector or sectors where we have a concentration will generally result in large provisions for credit losses and/or charge-offs. Conversely, should the economy recover at a faster pace than initially forecasted, or the negative impact of the significant downtown event be less than originally projected, the timing and magnitude of any decreases in required reserves for credit losses can be uncertain. We determine the allowance required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, we evaluate our methods for determining the allowance for each class of loans and make enhancements we consider appropriate.

Our allowance for credit losses methodology is described in Note 2 of the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q. As our bank loan portfolio is segregated into six portfolio segments, likewise, the allowance for credit losses is segregated by these same segments.  The risk characteristics relevant to each portfolio segment are as follows.

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

Tax-exempt: Loans in this segment are made to governmental and nonprofit entities and are generally secured by a pledge of revenue and, in some cases, by a security interest in or a mortgage on the asset being financed. For loans to governmental entities, repayment is expected from a pledge of certain revenues or taxes. For nonprofit entities, repayment is expected from revenues which may include fundraising proceeds. These loans are subject to demographic risk, therefore much of the credit assessment of tax-exempt loans is driven by the entity’s revenue base and the general economic environment. Adverse developments in either of these areas may have a negative effect on the credit quality of loans in this segment.

Residential mortgage (includes home equity loans/lines): All of our residential mortgage loans adhere to stringent underwriting parameters pertaining to credit score and credit history, debt-to-income ratio of borrower, LTV, and combined LTV (including second mortgage/home equity loans).  We do not originate or purchase adjustable rate mortgage (“ARM”) loans with negative amortization, reverse mortgages, or loans to subprime borrowers.  Loans with deeply discounted teaser rates are not originated or purchased.  All loans in this segment are collateralized by residential real estate and repayment is primarily dependent on the credit quality of the individual borrower.  A decline in the strength of the economy, particularly unemployment rates and housing prices, among other factors, could have a significant effect on the credit quality of loans in this segment.

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

In evaluating credit risk, we consider trends in loan performance, the level of allowance coverage relative to similar banking institutions, industry or customer concentrations, the loan portfolio composition and macroeconomic factors (both current and forecasted). These factors have a potentially negative impact on loan performance and net charge-offs.

Our allowance for credit losses as of June 30, 2021 was determined under the CECL model due to our October 1, 2020 adoption of the new credit impairment standard. See Notes 2 and 8 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information. Our allowance for credit losses, as well as our methodologies and assumptions used in estimating the allowance, are regularly evaluated to determine if our methods and estimates continue to be appropriate for each class of loans, with adjustments made on a quarterly basis. Several factors were taken into consideration in evaluating the allowance for credit losses at June 30, 2021, including loan and borrower characteristics, such as internal risk ratings, delinquency status, collateral type and the remaining term of the loan adjusted for expected prepayments. In addition, the estimate of credit losses considered the relatively small amount of net charge-offs during the period, the level of nonperforming loans and the impact of the COVID-19 pandemic. We also considered the uncertainty related to certain industry sectors, including commercial real estate, and the extent of credit exposure to specific borrowers within the portfolio. Finally, we considered current economic conditions that might impact the portfolio. We continue to assess the impact of both the COVID-19 pandemic and the economic recovery therefrom, as new information becomes available regarding the financial repercussions to our borrowers, the risk ratings for individual loans will be updated and the allowance will be adjusted accordingly.

Our allowance for credit losses as a percentage of bank loans held for investment was 1.34%, 1.69% and 1.65% at June 30, 2021, October 1, 2020 (our CECL adoption date) and September 30, 2020, respectively. During the three and nine months ended June 30, 2021, we had a benefit for credit losses on our bank loan portfolio of $19 million and $37 million, respectively,

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

compared to a provision for credit losses of $81 million and $188 million for the three and nine months ended June 30, 2020, respectively. See further explanation of the credit loss provision increase in “Management’s Discussion and Analysis - Results of Operations - Raymond James Bank” of this Form 10-Q and Note 8 in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for detail on the changes in our allowance for credit losses.

The level of charge-off activity is a factor that is considered in evaluating the potential severity of future credit losses. The following table presents net loan (charge-offs)/recoveries and the percentage of net loan (charge-offs)/recoveries to the average outstanding loan balances by loan portfolio segment.

	Three Months Ended June 30				Nine Months Ended June 30
	2021		2020		2021		2020
$ in millions	Net loan (charge-off)/recovery amount (1)	% of avg. outstanding loans	Net loan (charge-off)/recovery amount (1)	% of avg. outstanding loans	Net loan (charge-off)/recovery amount (1)	% of avg. outstanding loans	Net loan (charge-off)/recovery amount (1)	% of avg. outstanding loans
C&I loans	$(1)	0.05%	$(71)	3.55%	$(3)	0.05%	$(71)	1.18%
CRE loans	(3)	0.44%	(2)	0.21%	(3)	0.15%	(2)	0.07%
Residential mortgage loans	—	—%	1	0.08%	—	—%	1	0.03%
Total	$(4)	0.07%	$(72)	1.31%	$(6)	0.04%	$(72)	0.44%
(1)    Charge-offs related to loan sales during the period were $1 million and $3 million for the three and nine months ended June 30, 2021, respectively, and $61 million for both the three and nine months ended June 30, 2020.

The level of nonperforming loans is another indicator of potential future credit losses. The following table presents the nonperforming loans balance and total allowance for credit losses for the periods presented.

	June 30, 2021		September 30, 2020
$ in millions	Nonperforming loan balance	Allowance for credit losses balance	Nonperforming loan balance	Allowance for credit losses balance
C&I loans	$—	$188	$2	$200
CRE loans	27	73	14	81
REIT loans	—	26	—	36
Tax-exempt loans	—	2	—	14
Residential mortgage loans	15	29	14	18
SBL and other	—	4	—	5
Total nonperforming loans held for investment	$42	$322	$30	$354
Total nonperforming loans as a % of total bank loans	0.17%		0.14%

See Note 8 in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for loan categories as a percentage of total loans receivable.

The nonperforming loan balances in the preceding table exclude $8 million and $10 million as of June 30, 2021 and September 30, 2020, respectively, of residential TDRs which were returned to accrual status in accordance with our policy. Total nonperforming assets, including the nonperforming loans in the preceding table and other real estate acquired in the settlement of residential mortgages, amounted to $43 million and $32 million at June 30, 2021 and September 30, 2020, respectively. Total nonperforming assets as a percentage of Raymond James Bank’s total assets were 0.12% and 0.10% at June 30, 2021 and September 30, 2020, respectively. Although our nonperforming assets as a percentage of Raymond James Bank’s assets remained low as of June 30, 2021, prolonged or further market deterioration could result in an increase in our nonperforming assets, an increase in our allowance for credit losses and/or an increase in net charge-offs in future periods, although the extent will depend on future developments that are highly uncertain.

We have received requests from certain borrowers for forbearance, which is generally a short-term deferral of their loan payments, or modification of certain covenant terms, driven or exacerbated by the economic impacts of the COVID-19 pandemic. Based on the amortized costs, approximately $34 million and $8 million of our corporate and residential loans, respectively, were in active forbearance as of June 30, 2021. As certain borrowers exit forbearance we have received requests for loan modifications, including repayment plans. In accordance with the CARES Act and the Consolidated Appropriations Act, 2021, we are not applying TDR classification to any COVID-19 related loan modifications performed from March 1, 2020 through December 31, 2021, to borrowers who were current as of December 31, 2019. As of June 30, 2021, we had residential loans of $12 million for which the borrower had requested a loan modification, where the request had been initiated but not completed or approved. As the delinquency status is not affected for loans that are in active forbearance or for loan

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

modifications that have not yet been approved, the recognition of charge-offs, delinquencies, and nonaccrual status could be delayed for those borrowers who would have otherwise moved into past due or nonaccrual status. Forbearance and modification requests have continued to decline and the majority of the borrowers that have exited forbearance but have not requested loan modifications, have become current on their principal and interest payments.

Loan underwriting policies

Our underwriting policies for the major types of bank loans are described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” of our 2020 Form 10-K. There were no material changes in our bank loan underwriting policies during the nine months ended June 30, 2021.

Risk monitoring process

Another component of credit risk strategy for our bank loan portfolio is the ongoing risk monitoring and review processes for all residential, SBL, corporate and tax-exempt credit exposures, as well as our rigorous processes to manage and limit credit losses arising from loan delinquencies. There are various other factors included in these processes, depending on the loan portfolio. There were no material changes to those processes and policies during the nine months ended June 30, 2021.

Residential mortgage and SBL and other loan portfolios

The collateral securing our SBL and other portfolio is monitored on a recurring basis, with marketable collateral monitored on a daily basis. Collateral adjustments are made by the borrower as necessary to ensure our loans are adequately secured, resulting in minimizing its credit risk. Collateral calls have been minimal relative to our SBL and other portfolio with no losses incurred to date.

We track and review many factors to monitor credit risk in our residential mortgage loan portfolio. The factors include, but are not limited to: loan performance trends, loan product parameters and qualification requirements, borrower credit scores, level of documentation, loan purpose, geographic concentrations, average loan size, risk rating and LTV ratios. See Note 8 in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

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

	Amount of delinquent residential loans			Delinquent residential loans as a percentage of outstanding loan balances
$ in millions	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
June 30, 2021	$5	$6	$11	0.10%	0.12%	0.22%
September 30, 2020	$3	$7	$10	0.06%	0.14%	0.20%

Our June 30, 2021 percentage continues to compare favorably to the national average for over 30 day delinquencies of 2.92%, as most recently reported by the Fed.

Credit risk is also managed by diversifying the residential mortgage portfolio. Most of the loans in our residential loan portfolio are to PCG clients across the country. The following table details the geographic concentrations (top five states) of our one-to-four family residential mortgage loans.

	June 30, 2021
	Loans outstanding as a % of total residential mortgage loans	Loans outstanding as a % of total bank loans
CA	25.3%	5.4%
FL	17.5%	3.7%
TX	8.9%	1.9%
NY	7.5%	1.6%
CO	4.1%	0.9%

Loans where borrowers may be subject to payment increases include ARM loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

amortize.  At June 30, 2021 and September 30, 2020, these loans totaled $1.92 billion and $1.67 billion, respectively, or approximately 37% and 34% of the residential mortgage portfolio, respectively.  The weighted-average number of years before the remainder of the loans, which were still in their interest-only period at June 30, 2021, begins amortizing is 6 years.

Corporate and tax-exempt loans

Credit risk in our corporate and tax-exempt bank loan portfolios is monitored on an individual loan basis. The majority of our tax-exempt bank loan portfolio is comprised of loans to investment-grade borrowers.

Credit risk is managed by diversifying the corporate bank loan portfolio. Our corporate bank loan portfolio does not contain a significant concentration in any single industry. The following table details the industry concentrations (top five categories) of our corporate bank loans.

	June 30, 2021
	Loans outstanding as a % of total corporate bank loans	Loans outstanding as a % of total bank loans
Office real estate	7.7%	3.8%
Business systems and services	6.9%	3.4%
Automotive/transportation	6.3%	3.1%
Multi-family	6.1%	3.0%
Consumer products and services	5.8%	2.9%

The COVID-19 pandemic negatively impacted our corporate loan portfolio in fiscal 2020. Although we reduced our exposure and revised our credit limits related to sectors that we believe to be most vulnerable to the COVID-19 pandemic, such as the energy, airlines, entertainment and leisure, restaurant and gaming sectors, we may experience further losses on our remaining loans to borrowers in these sectors, particularly if economic conditions do not continue to improve in the future. In addition, we continue to monitor our exposure to office real estate, where trends have changed rapidly and possibly permanently as a result of the COVID-19 pandemic, and may experience additional losses on loans in this sector in the future. We may also experience further losses on corporate loans in other industries as a direct or indirect result of the pandemic, including on our CRE loans secured by retail and hospitality properties.

Although we saw deterioration in oil prices for much of fiscal year 2020 due to the pandemic, oil prices continued to improve during the first nine months of fiscal year 2021 and have now surpassed pre-pandemic levels as of the end of the fiscal third quarter of 2021. Our energy portfolio has minimal direct commodity price exposure since it consists of loans to midstream distribution companies and convenience stores, with no loans to exploration and production enterprises. However, in the event of significant deterioration in oil prices in the future, our borrowers, and our loans to such borrowers, could be negatively impacted.

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

In response to the COVID-19 pandemic, we activated and successfully executed on our business continuity protocols and continue to monitor the COVID-19 pandemic under such protocols. We have endeavored to protect our associates and our clients and to ensure continuity of business operations for our clients. As a result, a substantial portion of our associates continue to work remotely. The firm continues to monitor conditions and has developed a phased approach to reopening our offices which complies with all applicable laws, regulations, and Centers for Disease Control guidelines. As of June 30, 2021, we had reopened most of our offices in a limited capacity and have been operating under strict public health and safety protocols in such locations. We continue to monitor reports from health officials and had hoped for a full return to office in September 2021, which would include more flexibility for our associates. However, the recent disruptions in the U.S. caused by the Delta variant may impact the timing of the implementation of these plans.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Periods of severe market volatility, such as those that arose most notably in fiscal 2020 in response to the onset of the COVID-19 pandemic, can result in a significantly higher level of transactions on specific days and other activity which may present operational challenges from time to time that may result in losses. These losses can result from, but are not limited to, trade errors, failed transaction settlements, late collateral calls to borrowers and counterparties, or interruptions to our system processing. We did not incur any significant losses related to such operational challenges during the nine months ended June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes during the three and nine months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered securities for the nine months ended June 30, 2021.

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described in the following paragraphs. The following table presents information on our purchases of our own stock, on a monthly basis, for the nine months ended June 30, 2021.

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) at each month-end of securities that may yet be purchased under the plans or programs
October 1, 2020 – October 31, 2020	1,204	$80.04	—	$487
November 1, 2020 – November 30, 2020	93,225	$90.50	—	$487
December 1, 2020 – December 31, 2020	116,759	$93.02	107,750	$740
First quarter	211,188	$91.84	107,750

January 1, 2021 – January 31, 2021	2,401	$100.06	—	$740
February 1, 2021 – February 28, 2021	6,941	$99.93	—	$740
March 1, 2021 – March 31, 2021	501,760	$120.05	500,000	$680
Second quarter	511,102	$119.69	500,000

April 1, 2021 – April 30, 2021	887	$128.91	—	$680
May 1, 2021 – May 31, 2021	—	$—	—	$680
June 1, 2021 – June 30, 2021	375,000	$128.55	375,000	$632
Third quarter	375,887	$128.55	375,000

Fiscal year-to-date total	1,098,177	$117.36	982,750

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	August 9, 2021	/s/ Paul C. Reilly
Paul C. Reilly
Chairman and Chief Executive Officer

Date:	August 9, 2021	/s/ Paul M. Shoukry
Paul M. Shoukry
Chief Financial Officer and Treasurer