Form 10-K
period 2021-09-30
RAYMOND JAMES FINANCIAL INC
filed 2021-11-23
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
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

As of March 31, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold was $15,122,502,109.

The number of shares outstanding of the registrant’s common stock as of November 18, 2021 was 206,161,694.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held February 24, 2022 are incorporated by reference into Part III.

RAYMOND JAMES FINANCIAL, INC.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

Raymond James Financial, Inc. (“RJF” or the “firm”) is a leading diversified financial services company providing private client group, capital markets, asset management, banking and other services to individuals, corporations and municipalities.  The firm, together with its subsidiaries, is engaged in various financial services activities, including providing investment management services to retail and institutional clients, merger & acquisition and advisory services, the underwriting, distribution, trading and brokerage of equity and debt securities, and the sale of mutual funds and other investment products. The firm also provides corporate and retail banking services, and trust services. The firm operates predominantly in the United States (“U.S.”) and, to a lesser extent, in Canada, the United Kingdom (“U.K.”), and other parts of Europe. As used herein, the terms “our,” “we,” or “us” refer to RJF and/or one or more of its subsidiaries.

Established in 1962 and public since 1983, RJF is listed on the New York Stock Exchange (the “NYSE”) under the symbol “RJF.” As a bank holding company (“BHC”) and financial holding company (“FHC”), RJF is subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System (“the Fed”).

Among the keys to our historical and continued success, our emphasis on putting the client first is at the core of our corporate values. We also believe in maintaining a conservative, long-term focus in our decision making. We believe that this disciplined decision-making approach translates to a strong, stable financial services firm for clients, associates, and shareholders.

REPORTABLE SEGMENTS

We currently operate through the following five segments: Private Client Group (“PCG”); Capital Markets; Asset Management; Raymond James Bank; and Other.

The following graph depicts the relative net revenue contribution of each of our business segments for the fiscal year ended September 30, 2021.

Net Revenues *

Capital Markets
19%
Asset Management
8%
RJ Bank
7%
Private Client Group
66%

* The preceding chart does not include intersegment eliminations or the Other segment.

Private Client Group

We provide financial planning, investment advisory and securities transaction services to clients through financial advisors. Total client assets under administration (“AUA”) in our PCG segment as of September 30, 2021 were $1.12 trillion, of which $627.1 billion related to fee-based accounts (“fee-based AUA”). We had 8,482 financial advisors affiliated with us as of September 30, 2021.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Affiliation

We offer multiple affiliation options, which we refer to as AdvisorChoice. Financial advisors primarily affiliate with us directly as either employees or independent contractors, or as employees of the third-party firms to which we provide services through our RIA and Custody Services (“RCS”) division.

Employee financial advisors

Employee financial advisors work in a traditional branch supported by local management and administrative staff. They provide services predominantly to retail clients. Compensation for these financial advisors primarily includes a payout on revenues they generate and such advisors also participate in the firm’s employee benefit plans.

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

RIA and Custody Services

Through our domestic RCS division, we offer third-party RIAs and broker-dealers a range of products and services including custodial services, trade execution, research and other support and services (including access to clients’ account information and the services of the Asset Management segment) for which we receive fees, which may be either transactional or based on assets under administration. Firms affiliated with us through RCS retain the fees they charge to their clients and are responsible for all of their direct costs. Financial advisors associated with firms in RCS are not included in our financial advisor counts, although their client assets, which totaled $92.7 billion as of September 30, 2021, are included in our AUA.

Products and services

We offer a broad range of third-party and proprietary investment products and services to meet our clients’ various investment and financial needs. Revenues from this segment are typically driven by AUA and are generally either asset-based or transactional in nature.

PCG segment net revenues for the fiscal year ended September 30, 2021 are presented in the following graph.

Net Revenues
Mutual and other fund products * 10%
Insurance and annuity products * 7%
Equities, ETFs and fixed income products * 7%
Account and service fees 12%
Net interest 2%
All other 1%
Asset management and related administrative fees 61%

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

•Insurance and annuity products.

•Mutual funds.

•Support to third-party product partners, including sales and marketing support, distribution and accounting and administrative services.

•Administrative services to banks to which we sweep a portion of our clients’ cash deposits as part of the Raymond James Bank Deposit Program (“RJBDP”), our multi-bank sweep program. Fees received from third-party banks for these services are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates relative to interest paid to clients by the third-party banks on balances in the RJBDP. PCG also earns servicing fees from Raymond James Bank, which are based on the number of accounts that are swept to Raymond James Bank as part of the RJBDP. These fees are eliminated in consolidation.

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

Capital Markets

Our Capital Markets segment conducts investment banking, institutional sales, securities trading, the syndication and management of investments in low-income housing funds, the majority of which qualify for tax credits (referred to as our “tax credit funds” business), and equity research.

Capital Markets segment net revenues for the fiscal year ended September 30, 2021 are presented in the following graph.

Net Revenues

Equity underwriting *
15%
Debt underwriting *
9%
Tax credit fund revenues
6%
Net interest and all other
1%
Fixed income brokerage revenues
27%
Equity brokerage revenues
8%
Merger & acquisition and advisory *
34%

* Included in “Investment banking” on our Consolidated Statements of Income and Comprehensive Income.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
We provide the following products and services through this segment.

Investment banking

•Merger & acquisition and advisory - We provide a comprehensive range of strategic and financial advisory assignments, including with respect to mergers and acquisitions, divestitures and restructurings, across a number of industries throughout the U.S., Canada and Europe.

•Equity underwriting - We provide public and private equity financing services, including the underwriting of common and preferred stock and other equity securities, to corporate clients throughout the U.S., Canada and Europe across a number of industries.

•Debt underwriting - Our services include public finance and debt underwriting activities where we serve as a placement agent or underwriter to various issuers, including private and public corporate entities, state and local government agencies (and their political subdivisions), and non-profit entities including healthcare and higher education institutions.

Brokerage

•Fixed income - We earn revenues from institutional clients who purchase and sell both taxable and tax-exempt fixed income products, primarily municipal, corporate, government agency and mortgage-backed bonds, and whole loans. We carry inventories of debt securities to facilitate client transactions.

We also enter into interest rate derivatives to facilitate client transactions or to actively manage risk exposures that arise from our client activity, including a portion of our trading inventory. In addition, we conduct a “matched book” derivatives business where we may enter into interest rate derivative transactions with clients. In this matched book business, for every derivative transaction we enter into with a client, we enter into an offsetting derivative transaction with a credit support provider that is a third-party financial institution.

•Equity - We earn brokerage revenues on the sale of equity products to institutional clients. Client activity is influenced by a combination of general market activity and our ability to identify attractive investment opportunities for our institutional clients. Revenues on equity transactions are generally based on trade size and the amount of business conducted annually with each institution.

Our global research department supports our institutional and retail sales efforts and publishes research on a wide variety of companies. This research primarily focuses on U.S. and Canadian companies across a multitude of industries. Research reports are made available to both institutional and retail clients.

Tax credit funds

We act as the general partner or managing member in partnerships and limited liability companies that invest in real estate entities, the majority of which qualify for tax credits under Section 42 of the Internal Revenue Code and/or provide a mechanism for banks and other institutions to meet their Community Reinvestment Act (“CRA”) obligations throughout the U.S. We earn fees for the origination and sale of these investment products as well as for the oversight and management of the investments, including over the statutory tax credit compliance period when applicable.

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

Management fees in this segment are generally calculated as a percentage of the value of our fee-billable financial assets under management (“AUM”) in both AMS, which includes the portion of fee-based AUA in PCG that is overseen by AMS, and Carillon Tower Advisers, where investment decisions are made by in-house or third-party portfolio managers or investment committees. The fee rates applied are dependent upon various factors, including the distinctive services provided and the level

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
of assets within each client relationship. The fee rates applied in Carillon Tower Advisers may also vary based on the account objective (i.e., equity, fixed income, or balanced). Our AUM are impacted by market fluctuations and net inflows or outflows of assets, including transfers between fee-based accounts and traditional transaction-based accounts within our PCG segment. Fees are generally collected quarterly and are based on balances as of the beginning of the quarter (particularly in AMS) or the end of the quarter, or based on average daily balances throughout the quarter.

Our Asset Management segment also earns administrative fees on certain fee-based assets within PCG that are not overseen by our Asset Management segment, but for which the segment provides administrative support (e.g., record-keeping).

Our AUM and our Carillon Tower Advisers AUM by objective as of September 30, 2021 are presented in the following graphs.

Raymond James Bank

Raymond James Bank is a Florida state-chartered bank and Fed member bank that provides various types of loans, including corporate loans (commercial and industrial (“C&I”), commercial real estate (“CRE”) and real estate investment trust (“REIT”)), tax-exempt loans, residential loans, securities-based loans (“SBL”) and other loans. Raymond James Bank is active in corporate loan syndications and participations. Raymond James Bank also provides Federal Deposit Insurance Corporation (“FDIC”)-insured deposit accounts, including to clients of our broker-dealer subsidiaries. Raymond James Bank generates net interest income principally through the interest income earned on loans and an investment portfolio of securities, which is offset by the interest expense it pays on client deposits and on its borrowings.

As of September 30, 2021, corporate and tax-exempt loans represented approximately 38% of Raymond James Bank’s total assets, and 87% of such loans were U.S. and Canadian syndicated loans. Residential mortgage loans are originated or purchased and held for investment or sold in the secondary market. Raymond James Bank’s investment portfolio is primarily comprised of agency mortgage-backed securities (“MBS”) and agency collateralized mortgage obligations (“CMOs”) and is classified as available-for-sale. Raymond James Bank’s liabilities primarily consist of cash deposits that are swept from the investment accounts of PCG clients through the RJBDP.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

The following graph details the composition of Raymond James Bank’s total assets as of September 30, 2021.

Raymond James Bank Total Assets

REIT loans
3%
Tax-exempt loans
4%
CRE loans
8%
Residential mortgage loans
15%
SBL and other loans
17%
C&I loans
23%
Cash and other assets
7%
Available-for-sale securities
23%

Other

Our Other segment includes our private equity investments, interest income on certain corporate cash balances, certain acquisition-related expenses, and certain corporate overhead costs of RJF, including the interest costs on our public debt and any losses on extinguishment of such debt. The Other segment also includes the reduction in workforce expenses, primarily the result of the elimination of certain positions, that occurred in our fiscal fourth quarter of 2020 in response to the economic environment at that time.

Our private equity portfolio includes various direct investments, as well as investments in third-party private equity funds and various legacy private equity funds which we sponsor.

HUMAN CAPITAL

Our “associates” (which include our employee financial advisors and all of our other employees) and our independent contractor financial advisors (which we call our “independent advisors”) are vital to our success in the financial services industry. As a human capital-intensive business, our ability to attract, develop and retain exceptional and diverse associates and independent advisors is critical, not only in the current competitive labor market, but also to our long-term success. It is important to us to maintain a strong commitment to diversity and inclusion. To compete effectively, we must offer attractive compensation and health and wellness programs, as well as provide formal and informal opportunities for associates and advisors to develop their capabilities and reach their full potential. We also endeavor to foster and maintain our unique and long-standing values-based culture.

As of September 30, 2021, we had approximately 15,000 associates (including 3,461 employee financial advisors) and 5,021 independent advisors. Our associates are spread across four countries in North America and Europe. However, the vast majority of our associates are located in the U.S. Of our global associates, 42% self-identify as women, and among our U.S.-based employees 24% self-identify as ethnically diverse.

Culture

We strive to attract individuals who are people-focused and share our values. Our culture is people-focused and rooted in the values established at the firm’s foundation. Our pledge to clients, to our advisors, and to all our other associates is that:

•We put clients first,
•We act with integrity,
•We think long term, and
•We value independence.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Our values are memorialized in a presentation we refer to as our culture “blueprint” that is communicated to all associates. One way in which we measure the health of our culture is our overall “engagement” score, which is the percentage of employees that respond to an annual associate insight survey with a positive response to several satisfaction metrics, including that they are proud to work at Raymond James. In 2021, our overall employee engagement score amongst survey respondents was 88% favorable, with a strong survey response rate of 73%.

Diversity and inclusion

We are committed to maintaining a diverse workforce, and an inclusive work environment is a natural extension of our culture. We are committed to ensuring that all our associates feel welcomed, valued, respected and heard, so that they can fully contribute their unique talents for the benefit of their careers, our clients, our firm and our communities. Our diversity strategy is centered on three pillars: the workplace, the workforce, and the community. In our recruiting efforts, we seek to identify a diverse group of candidates for each role we seek to fill. To that end, we have built strong relationships with a variety of industry associations that represent diverse professionals, as well as with diversity groups at the colleges and universities where we recruit. We have firmwide and business unit-specific diversity and inclusion networks, which are open to all professionals at the firm and are designed to promote and advance inclusion, understanding and belonging. These networks also host various events and conferences to educate and provide avenues for all associates and independent advisors to gain understanding and capability to have an inclusive work environment, and offer mentorship opportunities to our associates. In 2021, we launched the Pride Financial Advisor Network, which provides support and resources for LGBTQ+ advisors through educational programs, interactive networking and business development opportunities. We also invest in community-supporting organizations that are dedicated to improving the lives of diverse individuals. Our firmwide diversity and inclusion advisory council stewards the firm’s efforts and provides guidance on priorities. This council is composed of associate representatives from all areas of our business and across geographic locations. In all of our diversity efforts, we strive to create opportunities for allies of diverse communities to participate, contribute and grow. We believe that to truly achieve all of the benefits of having a diverse and inclusive workforce, all associates and advisors need to be engaged in these discussions.

Recruitment, talent development, and retention

We seek to build a workforce that provides outstanding client service and helps clients achieve their financial goals. We have competitive programs dedicated to selecting new talent and enhancing the skills of our associates. Among other opportunities, we offer selected college students summer internships, which may lead to permanent roles, and we offer pipeline programs which accelerate the progression from entry level positions for recent graduates across many areas of the firm. We are also committed to supporting associates in reaching their professional goals. We conduct a formal annual goal setting and performance review process for each employee. We also offer associates the opportunity to participate in a variety of professional development programs. Our extensive program catalog includes courses designed to expand our associates’ industry, product, technical, professional, business development, and regulatory knowledge and provide development opportunities. The firm also provides leadership development programs that prepare our leaders for challenges they will face in new roles or with expanded responsibilities. To provide associates equal opportunity to compete for new positions, we require that all roles, with the exception of certain revenue-generating positions and certain senior-level roles, be posted on our internal online career platform. We conduct ongoing and robust succession planning for roles that are within two levels of our Executive Committee and we strive to ensure we have a diverse group of candidates for such roles. We discuss the results with executive leadership and the Board of Directors several times per year.

An important driver of our success is the continuous recruitment and retention of financial advisors. Our ability to attract high quality advisors is based on our values-based culture, our commitment to service, and the unique ways in which we provide services to our financial advisors. Individuals who want to become financial advisors can gain relevant branch experience through our Wealth Management Associate Program or move to our Advisor Mastery Program and begin building their client base. We have a department dedicated to providing practice education and management resources to our financial advisors. We also offer these advisors the opportunity to participate in conferences and workshops, and we offer resources and coaching at all levels to help them grow their businesses. These include separate national conferences for our employee and independent contractor financial advisor channels, each of which is attended by thousands of advisors each year.

We seek to retain our associates by using their feedback to create and continually enhance programs that support their needs. We use firmwide short and targeted surveys in which we routinely ask our associates about their experiences at the firm. We also monitor and evaluate various turnover and attrition metrics. Our overarching commitment to the attraction, development, and retention of our associates results in a relatively low annualized voluntary turnover rate. Importantly, our financial advisor regrettable attrition rate for the fiscal year ending September 30, 2021, was only approximately 1%.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Compensation

We have designed a compensation structure, including an array of benefit plans and programs, that is intended to be attractive to current and prospective associates, while also reinforcing our core values and mitigating excessive risk taking. Our competitive pay packages include base salary, incentive bonus, and equity compensation programs. Additionally, the firm makes annual contributions to support the retirement goals of each associate through our Employee Stock Ownership Plan and our Profit Sharing Plan, in addition to a matching contribution program for the 401(k) retirement savings plan. We also offer associates the opportunity to participate in an Employee Stock Purchase Plan that enables them to acquire our common stock at a discount, further increasing their ability to participate in the growth and success of the firm. As an additional retention tool, we may grant equity awards in connection with initial employment or under various retention programs for individuals who are responsible for contributing to our management, growth, and/or profitability. For certain employees who meet compensation, production, or other criteria, we also offer various non-qualified deferred compensation plans that provide a return to the participant, as well as a retention tool to the firm.

We strive to ensure that our programs are designed to promote equitable rewards for all associates. We have enhanced our compensation practices with the goal of achieving pay equity at all levels of the organization for female and ethnically diverse associates. Every year, we conduct pay equity studies in the U.S., U.K., and Canada and make adjustments in situations if there is a pay equity gap.

The physical, emotional, and financial wellbeing of our associates is a high priority of the firm. To that end, programs including healthcare insurance, health and flexible savings accounts, paid time off, family leave, flexible work schedules, tuition assistance, counseling services, as well as on-site services at our headquarters location of a health clinic and fitness center, are available to associates. We responded to the coronavirus (“COVID-19”) pandemic by putting the health and safety of our associates first in all of our decisions. Since March 2020, remote work has been the primary work environment for the vast majority of our associates and advisors. For the small population of those who have worked in the office during the pandemic, we have established protocols designed to mitigate the risk of community spread of the virus. We also implemented changes to some of our benefit plans to support those of our associates who were most severely affected by COVID-19. These changes included an expansion of our paid time off policy for those infected or giving care to someone infected by COVID-19, offering flexible work hours for caregivers of children or elders during times when schools were closed or only open for virtual schooling and child/adult care facilities were shut down, offering new programs to assist those in need of mental health services, and implementing extended roll-over opportunities for flexible spending accounts.

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

In response to the COVID-19 pandemic, we activated and successfully executed on our business continuity protocols and continue to monitor the COVID-19 pandemic under such protocols. We have endeavored to protect the health and well-being of our associates and our clients while ensuring the continuity of business operations for our clients. As a result, a substantial portion of our associates continue to work remotely. The firm continues to monitor conditions and has developed a phased approach to reopening our offices in compliance with all applicable laws, regulations, and Centers for Disease Control and Prevention (“CDC”) guidelines. We have reopened our offices in a limited capacity and have been operating under strict public

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
health and safety protocols in such locations. We are planning for a full return to office in the second quarter of our fiscal 2022, which will include more work location flexibility for our associates; however, disruptions caused by variants may impact the timing of the implementation of these plans.

COMPETITION

The financial services industry is intensely competitive. We compete with many other financial services firms, including a number of larger securities firms, most of which are affiliated with major financial services companies, insurance companies, banking institutions and other organizations. We also compete with companies that offer web-based financial services and discount brokerage services to individual clients, usually with lower levels of service, and, more recently, financial technology companies (“fintechs”). We compete principally on the basis of the quality of our associates, services, product selection, performance records, location and reputation in local markets.

Our ability to compete effectively is substantially dependent on our continuing ability to develop or attract, retain and motivate qualified financial advisors, investment bankers, trading professionals, portfolio managers and other revenue-producing or specialized personnel.

REGULATION

The following summarizes the principal elements of the regulatory and supervisory framework applicable to us as a participant in the financial services industry. The framework includes extensive regulation under U.S. federal and state laws, as well as the applicable laws of the jurisdictions outside the U.S. in which we do business. While this framework is intended to protect our clients, the integrity of the financial markets, our depositors and the Federal Deposit Insurance Fund, it is not intended to protect our creditors or shareholders. These rules and regulations limit our ability to engage in certain activities, as well as our ability to fund RJF from our regulated subsidiaries, which include Raymond James Bank, our broker-dealer subsidiaries and our trust subsidiaries. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions that are referenced. A change in applicable statutes or regulations or in regulatory or supervisory policy may have a material effect on our business.

We continue to experience a period of notable changes in financial regulation and supervision. We continue to monitor the likelihood of changes in taxation and regulations due to changes in the political environment. Changes in both corporate and individual taxation, as well as business regulations, could have a significant impact on our business, financial condition, results of operations and cash flows in the future; however, we cannot predict the exact changes or quantify their potential impacts (see “Item 1A - Risk Factors” of this Form 10-K for further discussion of the potential future impact on our operations).

Banking supervision and regulation

RJF is a BHC under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), that has made an election to be a FHC and is subject to regulation, oversight and consolidated supervision, including periodic examination, by the Fed. Under the system of “functional regulation” established under the BHC Act, the primary regulators of our U.S. non-bank subsidiaries directly regulate the activities of those subsidiaries, with the Fed exercising a supervisory role. Such “functionally regulated” subsidiaries include our broker-dealers registered with the Securities and Exchange Commission (“SEC”), such as Raymond James & Associates, Inc. (“RJ&A”) and Raymond James Financial Services, Inc. (“RJFS”), and investment advisors registered with the SEC with respect to their investment advisory activities, among other subsidiaries.

Our depository institution, Raymond James Bank, is an FDIC-insured depository institution that converted on June 1, 2021 from a national bank supervised by the Office of the Comptroller of the Currency (“OCC”) to a Florida-chartered state member bank of the Fed, supervised jointly by the Florida Office of Financial Regulation (“OFR”) and the Fed. Raymond James Bank is also subject to supervision by the FDIC and the Consumer Financial Protection Bureau (“CFPB”). We also have two non-depository trust company subsidiaries: RJ Trust, which is regulated, supervised, and examined by the OCC, and Raymond James Trust Company of New Hampshire (“RJTCNH”) which is regulated, supervised, and examined by the New Hampshire Banking Department (“NHBD”). RJTCNH was organized during fiscal 2021 and provides Individual Retirement Account (“IRA”) custodial services and trust services for our PCG clients.

Collectively, the rules and regulations of the Fed, the OFR, the FDIC, the CFPB, the OCC and the NHBD cover all aspects of our banking and trust businesses, including, for example, lending practices, the receipt of deposits, capital structure, transactions with affiliates, conduct and qualifications of personnel and, as discussed further in the following sections, capital requirements. This regulatory, supervisory and oversight framework is subject to significant changes that can affect the operating costs and permissible businesses of RJF and our subsidiaries. As a part of their supervisory functions, the Fed, the

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
OFR, the FDIC the CFPB, the OCC and the NHBD also have the power to bring enforcement actions for violations of law and, in the case of the Fed, the OFR, the FDIC, the OCC, and the NHBD for unsafe or unsound practices.

Basel III and U.S. capital rules

We are subject to the Fed’s capital rules which establish an integrated regulatory capital framework and implement, in the U.S., the Basel III capital framework developed by the Basel Committee on Banking Supervision and certain Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and other capital provisions, and set the prompt corrective action framework to reflect the regulatory capital minimums (the “U.S. Basel III Rules”). The U.S. Basel III Rules: (i) establish minimum requirements for both the quantity and quality of regulatory capital; (ii) set forth a capital conservation buffer; and (iii) define the calculation of risk-weighted assets. The capital requirements could restrict our ability to grow, including during favorable market conditions, and to return capital to shareholders, or require us to raise additional capital. As a result, our business, results of operations, financial condition and future prospects could be adversely affected. See “Item 1A - Risk Factors” of this Form 10-K for more information.

Failure to meet minimum capital requirements can trigger discretionary, and in certain cases, mandatory actions by regulators that could have a direct material effect on the financial results of RJF and Raymond James Bank. In addition, failure to maintain the capital conservation buffer would result in constraints on distributions, including limitations on dividend payments and stock repurchases, and certain discretionary bonus payments based on the amount of the shortfall and eligible retained income. Under the capital adequacy rules, RJF and Raymond James Bank must meet specific capital ratio requirements that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under the rules. The capital amounts and classification for RJF and Raymond James Bank are also subject to the qualitative judgments of U.S. regulators based on components of capital, risk-weightings of assets, off-balance sheet transactions and other factors.

Under applicable capital rules, RJF would need to obtain prior approval from the Fed if its repurchases or redemptions of equity securities over a twelve-month period would reduce its net worth by ten percent or more and an exemption were not available. Guidance from the Fed also provides that RJF would need to inform the Fed in advance of repurchasing common stock in certain prescribed situations, such as if it were experiencing, or at risk of experiencing, financial weaknesses or considering expansion, either through acquisitions or other new activities, or if the repurchase would result in a net reduction in common equity over a quarter. Further, Fed guidance indicates that, pursuant to the Fed’s general supervisory and enforcement authority, Fed supervisory staff should prevent a BHC from repurchasing its common stock if such action would be inconsistent with the BHC’s prospective capital needs and safe and sound operation.

See Note 24 of the Notes to Consolidated Financial Statements of this Form 10-K for further information.

Source of strength

The Fed requires that BHCs, such as RJF, serve as a source of financial strength for any of its subsidiary depository institutions. The term “source of financial strength” is defined as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress at such subsidiaries. Under this requirement, RJF could be required to provide financial assistance to Raymond James Bank in the future should it experience financial distress.

Transactions between affiliates

Transactions between (i) Raymond James Bank, RJ Trust, or their subsidiaries on the one hand and (ii) RJF or its other subsidiaries or affiliates on the other hand are subject to compliance with Sections 23A and 23B of the Federal Reserve Act and Regulation W issued by the Fed, which generally limit the types and amounts of such transactions that may take place and generally require those transactions to be on market terms. These laws and regulations generally do not apply to transactions between Raymond James Bank or RJ Trust and their respective subsidiaries.

The Volcker Rule, a provision of the Dodd-Frank Act, generally prohibits certain transactions and imposes a market terms requirement on certain other transactions between (i) RJF or its affiliates on the one hand and (ii) covered funds for which RJF or its affiliates serve as the investment manager, investment advisor, commodity trading advisor or sponsor, or other covered funds organized and offered by RJF or its affiliates on the other hand. See “The Volcker Rule” in the following section.

Deposit insurance

Raymond James Bank is subject to the Federal Deposit Insurance Act because it provides deposits covered by FDIC insurance, generally up to $250,000 per account ownership type. For banks with greater than $10 billion in assets, which includes

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Raymond James Bank, the FDIC’s current assessment rate calculation relies on a scorecard designed to measure financial performance and ability to withstand stress, in addition to measuring the FDIC’s exposure should the bank fail.

Prompt corrective action

The U.S. Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the U.S. federal bank regulatory agencies to take “prompt corrective action” with respect to depository institutions that do not meet specified capital requirements. FDICIA establishes five capital categories for FDIC-insured banks, such as Raymond James Bank: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

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

Although the prompt corrective action regulations do not apply to BHCs, such as RJF, the Fed is authorized to take appropriate action at the BHC level, based upon the undercapitalized status of the BHC’s depository institution subsidiaries. In certain instances related to an undercapitalized depository institution subsidiary, the BHC would be required to guarantee the performance of the undercapitalized subsidiary’s capital restoration plan and might be liable for civil money damages for failure to fulfill its commitments on that guarantee. Furthermore, in the event of the bankruptcy of the BHC, this guarantee would take priority over the BHC’s general unsecured creditors. As of September 30, 2021, Raymond James Bank was categorized as well-capitalized.

The Volcker Rule

RJF is subject to the Volcker Rule, which generally prohibits BHCs and their subsidiaries and affiliates from engaging in proprietary trading or acquiring or retaining an ownership interest in, sponsoring, or having certain relationships with hedge funds and private equity funds, subject to certain exceptions.

We have proprietary private equity investments that meet the definition of covered funds under the Volcker Rule. The conformance period for compliance with the rule with respect to investments in covered funds was July 2017; however, banking entities were able to apply for an extension to provide up to an additional five years to conform investments in certain illiquid funds. The majority of our covered fund investments meet the criteria to be considered an illiquid fund under the Volcker Rule and we received approval from the Fed to continue to hold such investments until July 2022. We have executed the appropriate strategies to comply with the Volcker Rule for many of our covered fund investments and plan to either divest or restructure the remainder of our covered fund investments on or prior to the July 2022 deadline such that any holdings will be in compliance with the Volcker Rule after the extension expires in July 2022.

Compensation practices

Our compensation practices are subject to oversight by the Fed. Compensation regulation in the financial industry continues to evolve, and we expect these regulations to change over a number of years. The U.S. federal bank regulatory agencies have provided guidance designed to ensure incentive compensation policies do not encourage imprudent risk-taking and are consistent with safety and soundness. The Dodd-Frank Act requires the U.S. financial regulators to adopt rules on incentive-based payment arrangements. The U.S. financial regulators proposed revised rules in 2016, which have not yet been finalized.

Community Reinvestment Act (“CRA”) regulations

Raymond James Bank is subject to the CRA, which is intended to encourage banks to help meet the credit needs of their communities, including low and moderate income neighborhoods, consistent with safe and sound bank operations. Under the CRA, the Fed, the FDIC and/or the OCC are required to periodically examine and assign to each bank a public CRA rating. If any insured depository institution subsidiary of a FHC fails to maintain at least a “satisfactory” rating under the CRA, the FHC would be subject to restrictions on certain new activities and acquisitions.

On July 20, 2021, the Fed, the FDIC and the OCC issued a joint statement in which they committed to working together to jointly modernize the CRA regulations. Until such new regulations are implemented, Raymond James Bank will continue to

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
operate under the Fed’s CRA regulations currently in effect. At this time, it is uncertain what impact, if any, the impending CRA regulations will have on Raymond James Bank and other depositories with respect to their CRA activities.

Other restrictions

FHCs, such as RJF, generally can engage in a broader range of financial and related activities than are otherwise permissible for BHCs as long as they continue to meet the eligibility requirements for FHCs. Among other things, the broader range of permissible activities for FHCs includes underwriting, dealing and making markets in securities and making investments in non-FHCs or merchant banking activities. We are required to obtain Fed approval before engaging in certain banking and other financial activities both within and outside the U.S.

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

Financial services firms are also subject to regulation by various foreign governments, securities exchanges, central banks and regulatory bodies, particularly in those countries where they have established offices. Outside of the U.S., we have additional offices primarily in Canada and Europe and are subject to regulations in those areas. Much of the regulation of broker-dealers in the U.S. and Canada, however, has been delegated to self-regulatory organizations (“SROs”), such as the Financial Industry Regulatory Authority (“FINRA”), the Investment Industry Regulatory Organization of Canada (“IIROC”), and securities exchanges. These SROs adopt and amend rules for regulating the industry, subject to the approval of government agencies. These SROs also conduct periodic examinations of member broker-dealers.

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

U.S. broker-dealer capital

Our broker-dealer subsidiaries are subject to certain of the SEC’s financial stability rules, including the: (i) net capital rule; (ii) customer protection rule; (iii) record-keeping rules; and (iv) notification rules. Broker-dealers are required to maintain the minimum net capital deemed necessary to meet their continuing commitments to customers and others, and are required to keep their assets in relatively liquid form. These rules also limit the ability of broker-dealers to transfer capital to parent companies and other affiliates. See Note 24 of the Notes to Consolidated Financial Statements of this Form 10-K for further information pertaining to our broker-dealer regulatory minimum net capital requirements.

Standard of care

Pursuant to the Dodd-Frank Act, the SEC was charged with considering whether broker-dealers should be subject to a standard of care similar to the fiduciary standard applicable to registered investment advisors. In June 2019, the SEC adopted a package of rule-makings and interpretations related to the provision of advice by broker-dealers and investment advisers, including

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Regulation Best Interest and Form CRS. Among other things, Regulation Best Interest requires a broker-dealer to act in the best interest of a retail client when making a recommendation to that client of any securities transaction or investment strategy involving securities. Form CRS requires that broker-dealers and investment advisers provide retail investors with a brief summary document containing simple, easy-to-understand information about the nature of the relationship between the parties. Our implementation of these regulations resulted in our review and modification of certain of our policies and procedures and associated supervisory and compliance controls, as well as the implementation of additional client disclosures, which included us providing related education and training to financial advisors.

Various states have also proposed, or adopted, laws and regulations seeking to impose new standards of conduct on broker-dealers that may differ from the SEC’s new regulations, which may lead to additional implementation costs. The Department of Labor (“DOL”) has also reinstated the historical “five-part test” for determining who is an investment advice “fiduciary” when dealing with certain retirement plans and accounts and proposed a new exemption to allow investment advice fiduciaries to receive transaction-based compensation and engage in certain principal trades. In addition, the DOL is expected to amend the rule that determines whether an investment professional is a fiduciary to their clients’ retirement accounts under the Employee Retirement Income Security Act and Internal Revenue Code. Imposing such a new standard of care on additional client relationships could result in incremental costs for our business and we are evaluating how these regulatory changes may further impact our business.

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

Certain of our subsidiaries are registered in, and operate from, the U.K. which has a highly developed and comprehensive regulatory regime. Certain of these subsidiaries operate in the retail sector, providing investment and financial planning services to high-net-worth individuals, while others provide brokerage and investment banking services to institutional clients. These subsidiaries are authorized and regulated by the U.K. conduct regulator, the Financial Conduct Authority (“FCA”), and have limited permissions to carry out business in certain other E.U. countries as part of treaty arrangements. We do not expect the U.K.’s withdrawal from the E.U. (“Brexit”) to materially impact our business.

Investment management regulation

Our investment advisory operations, including the mutual funds that we sponsor, are also subject to extensive regulation in the U.S. The majority of our asset managers are registered as investment advisers with the SEC under the Investment Advisers Act of 1940 as amended, and are also required to make notice filings in certain states. Virtually all aspects of our asset management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended for the benefit of our clients.

Anti-money laundering, economic sanctions, and anti-bribery and corruption regulation

The U.S. Bank Secrecy Act (“BSA”), as amended by the USA PATRIOT Act of 2001 (“PATRIOT Act”), the Customer Due Diligence Rule, and the Anti-Money Laundering Act of 2020 (“AMLA”), contain anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to all financial institutions, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Through these and other provisions, the BSA, the PATRIOT Act, and AMLA seek to promote the identification of parties that may be involved in terrorism, money laundering or other suspicious activities. Anti-money laundering laws outside the U.S. contain some similar provisions.

The U.S. Treasury’s Office of Foreign Assets Control administers economic and trade sanctions programs and enforces sanctions regulations with which all U.S. persons must comply. The European Union (“E.U.”) as well as various countries have

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
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

RJF and its affiliates have implemented and maintain internal policies, procedures, and controls to meet the compliance obligations imposed by such U.S. and non-U.S. laws and regulations concerning anti-money laundering, economic sanctions, and anti-bribery and corruption. Failure to continue to meet the requirements of these regulations could result in supervisory action, including fines.

Privacy and data protection

U.S. federal law establishes minimum federal standards for financial privacy by, among other provisions, requiring financial institutions to adopt and disclose privacy policies with respect to consumer information and setting forth certain limitations on disclosure to third parties of consumer information. U.S. state laws and regulations adopted under U.S. federal law impose obligations on RJF and its subsidiaries for protecting the confidentiality, integrity and availability of client information, and require notice of data breaches to certain U.S. regulators and to clients. The SEC’s Regulation S-ID mandates the development and implementation of a written Identity Theft Prevention Program that is designed to detect, prevent, and mitigate identity theft. The California Consumer Privacy Act, which became effective on January 1, 2020, imposes privacy compliance obligations with regard to the personal information of California residents, including requiring companies to provide certain specific disclosures to California consumers, and provides for a number of specific rights for California residents.

Similarly, the General Data Protection Regulation (“GDPR”) imposes additional requirements for companies that collect or store personal data of E.U. residents, including residents of the U.K. since GDPR was adopted into U.K. law following the U.K.’s departure from the E.U. GDPR’s legal requirements extend to all foreign companies that solicit and process personal data of E.U. and U.K. residents, imposing a strict data protection compliance regime that includes new consumer rights actions that must be responded to by organizations. Canadian data privacy laws contain many provisions similar to U.S. financial privacy laws and are currently undergoing legislative reform at a federal and provincial level. We have implemented policies, processes, and training with regard to communicating to our clients and business partners required information relating to financial privacy and data security. We continue to monitor regulatory developments on both a domestic and international level to assess requirements and potential impacts on our global business operations.

The multitude of data privacy laws and regulations adds complexity and cost to managing compliance and data management capabilities and can result in potential litigation, regulatory fines and reputational harm. Data privacy requirements compel companies to track personal information use and provide greater transparency on data practices to consumers. In addition, technology advances in the areas of artificial intelligence, mobile applications, and remote connectivity solutions have increased the collection and processing of personal information as well as the risks associated with unauthorized disclosure and access to personal information.

Legislative and regulatory changes in connection with COVID-19

The COVID-19 pandemic resulted in governments around the world implementing numerous measures to help control the spread of the virus, including, among others, quarantines, travel restrictions and business curtailments. In addition, governments globally intervened with fiscal policy to mitigate the impact of the pandemic, including the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in the U.S., which aimed to provide economic relief to businesses and individuals. In addition to the CARES Act enacted in March 2020, the U.S. government enacted the Consolidated Appropriations Act, 2021 in December 2020. The December 2020 stimulus bill provides additional emergency COVID-19 relief, as well as extends certain provisions of the CARES Act. In March 2021, the U.S. government enacted the American Rescue Plan Act of 2021, which provides further economic relief resulting from to the COVID-19 pandemic.

Under the CARES Act, financial institutions were permitted to temporarily suspend any determination of a loan modification as a result of the effects of COVID-19 as being a troubled debt restructuring (“TDR”), including impairment for accounting purposes. The Consolidated Appropriations Act, 2021 extends such relief until the earlier of: (1) 60 days after the date on which the national emergency concerning COVID-19 terminates; or (2) January 1, 2022. We elected to apply the extension for relief under the Consolidated Appropriations Act, 2021 to certain loan modifications that primarily relate to short-term payment

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
deferral and have not classified such modifications as TDRs. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” for further information.

The CARES Act further provides a number of consumer finance protections. The act provides a range of forbearance rights with respect to any federally backed residential or multi-family mortgage loan and generally limits the ability of a lender or servicer to institute foreclosure or similar proceedings. These provisions are consistent with supervisory guidance previously issued by federal banking agencies, which also stated that they would not criticize financial institutions for working with customers affected by the outbreak in a safe and sound manner. We have modified our processes to ensure full compliance and have continued, as appropriate, to support affected businesses and individuals during this time. Many state and local authorities have also taken, or are considering taking, legislative, executive, or other action to respond to the economic disruptions caused by the spread of COVID-19, including with respect to foreclosure and repossession moratoriums.

On November 4, 2021, the federal Occupational Safety and Health Administration (“OSHA”) issued an Emergency Temporary Standard (“ETS”) mandating that all employers with more than 100 employees ensure their workers are either fully vaccinated against COVID-19 or produce, on a weekly basis, a negative COVID test, and imposing substantial penalties for noncompliance. The ETS provides for compliance dates of December 5, 2021 and January 4, 2022. On November 12, 2021, the Fifth Circuit Court of Appeals extended its stay of the rule’s enforcement pending further judicial review and ordered that OSHA take no steps to implement or enforce the mandate until further court order. OSHA has announced that it suspended activities related to the implementation and enforcement of the ETS pending future developments in the litigation. We will continue to monitor federal, state and local legislative and regulatory developments and endeavor to comply with all applicable final rules.

The Company’s legislative and regulatory environment may continue to change in response to the COVID-19 pandemic, as new or modified laws, regulations and guidance may continue to be promulgated at very short notice.

Alternative reference rate transition

Central banks and regulators have convened working groups to transition away from the London Interbank Offered Rate (“LIBOR”) to replacement interest rate benchmarks. On March 5, 2021, the FCA, which regulates LIBOR, announced it will cease publication of the most commonly used U.S. dollar LIBOR tenors after June 30, 2023, though the less commonly used tenors will cease publication after December 31, 2021. U.S. federal banking agencies have issued guidance strongly encouraging institutions to cease entering into contracts that reference LIBOR as soon as practicable, and no later than December 31, 2021. Central banks and regulators in the U.S. and other jurisdictions are working to implement the transition to suitable replacements for LIBOR. To facilitate an orderly transition away from LIBOR, we established an enterprise-wide team to assess and implement necessary changes to our contracts pursuant to the Alternative Reference Rates Committee’s recommendations. This team has identified the inventory of existing contracts that will be impacted by the discontinuance of LIBOR and is working to transition those contracts accordingly. Our enterprise-wide team has also directed updates to systems, processes, documentation, and models, with additional updates expected through 2023, as we continue our transition. In conjunction with our corporate communications department, we created a plan to advise our financial advisors and clients of the change for certain impacted products. We have selected replacement rates for our LIBOR-based products based on peer benchmarking and industry research and have created a product strategy for offering non-LIBOR based products in advance of the December 31, 2021 deadline. Under that strategy, we began offering Secured Overnight Financing Rate (“SOFR”)-linked derivatives and plan to offer SOFR-based SBL beginning December 2021. We have identified a plan to respond to the impacts of the alternative reference rate transition, and have taken action, or plan to take action, timely.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Executive officers of the registrant (which includes officers of certain significant subsidiaries) are as follows:

Paul D. Allison	65	Chairman, President and CEO - Raymond James Ltd. since January 2009
James E. Bunn	48	President - Global Equities and Investment Banking - Raymond James & Associates, Inc. since December 2018 and Head of Investment Banking - Raymond James & Associates, Inc. since January 2014; Co-President - Global Equities and Investment Banking - Raymond James & Associates, Inc., October 2017 - December 2018
John C. Carson, Jr.	65	President since April 2012; President - Morgan Keegan & Company, LLC, formerly known as Morgan Keegan & Company, Inc., since July 2013
George Catanese	62	Chief Risk Officer since February 2006
Scott A. Curtis	59	President - Private Client Group since June 2018; President - Raymond James Financial Services, Inc. since January 2012
Jeffrey A. Dowdle	57	Chief Operating Officer and Head of Asset Management Group since October 2019; Chief Administrative Officer, August 2018 - October 2019; President - Asset Management Group, May 2016 - October 2019; Executive Vice President - Asset Management Group, February 2014 - May 2016
Tashtego S. Elwyn	50	Chief Executive Officer and President - Raymond James & Associates, Inc. since June 2018; President - Private Client Group - Raymond James & Associates, Inc., January 2012 - June 2018
Thomas A. James	79	Chairman Emeritus since February 2017; Executive Chairman, May 2010 - February 2017
Bella Loykhter Allaire	68	Executive Vice President - Technology and Operations - Raymond James & Associates, Inc. since June 2011
Jodi L. Perry	50	President - Independent Contractor Division - Raymond James Financial Services, Inc. since June 2018; Senior Vice President, National Director - ICD - Raymond James Financial Services, Inc., May 2018 - June 2018; Senior Vice President, ICD Regional Director - Raymond James Financial Services, Inc., June 2012 - May 2018
Steven M. Raney	56	Chairman - Raymond James Bank, since November 2020; President and CEO - Raymond James Bank since January 2006
Paul C. Reilly	67	Chairman since February 2017 and Chief Executive Officer since May 2010; Director since January 2006
Jonathan N. Santelli	50	Executive Vice President, General Counsel and Secretary since May 2016; Senior Vice President and Deputy General Counsel - First Republic Bank, October 2013 to April 2016
Paul M. Shoukry	38
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

FACTORS AFFECTING “FORWARD-LOOKING STATEMENTS”

Certain statements made in this Annual Report on Form 10-K may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning future strategic objectives, business prospects, anticipated savings, financial results (including expenses, earnings, liquidity, cash flow and capital expenditures), anticipated timing and benefits of our acquisitions and our level of success in integrating acquired businesses, industry or market conditions, demand for and pricing of our products, anticipated results of litigation, regulatory developments, impacts of the COVID-19 pandemic, effects of accounting pronouncements, and general economic conditions. In addition, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “projects,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. Forward-looking statements are not guarantees, and they involve risks, uncertainties and assumptions.  Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from those expressed in the forward-looking statements.  We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in “Item 1A - Risk Factors” of this report. We expressly disclaim any obligation to update any forward-looking statement in the event it later turns out to be inaccurate, whether as a result of new information, future events, or otherwise.

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

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

The worldwide COVID-19 pandemic may negatively impact our business, financial condition, and results of operations.

The worldwide COVID-19 pandemic and related measures intended to control the spread of the virus have had a significant impact on global economic conditions and may negatively impact certain aspects of our business and results of operations in the future. Although certain economic conditions improved throughout fiscal 2021, the pandemic continues to evolve, as recently experienced with the rapid spread of the Delta variant, and certain of the impacts of the pandemic may continue to affect our results in the future, including: near-zero short-term interest rates resulting in lower net interest income and RJBDP fees from third-party program banks; volatility in our brokerage revenues and investment banking revenues due to market uncertainty caused by the pandemic; and increased credit risk, particularly with regard to industries most vulnerable to the pandemic (e.g., airline, restaurant, gaming, entertainment/leisure and energy), which may result in an elevated bank loan loss provision and charge-offs. In addition, should market conditions deteriorate, or if there is a decline in equity markets similar to that experienced during our fiscal 2020 second quarter, the value of our clients’ assets and certain of our investments would also be negatively affected.

We may also continue to experience business disruptions as a result of the continued spread of COVID-19 and its variants, resulting from restrictions on our employees’ ability to travel, as well as temporary partial or full closures of our facilities and the facilities of our clients, suppliers, or other vendors. We often recruit skilled professionals by visiting their offices or having them visit our offices. Although we have reinstated the majority of our in-person recruiting, renewed travel restrictions or other disruptions that prevent us from meeting with professional prospects may adversely impact our ability to recruit such professional prospects. Further, the increased availability of remote working arrangements in response to the pandemic has intensified and may continue to intensify competition for prospective new associates and impair our ability to retain current associates. Recently promulgated OSHA rules related to required vaccines or alternative testing protocols for unvaccinated associates may also have negative effects on our current associates, including additional administrative burdens and concerns related to perceived health and safety risks, and may result in an increase in employee complaints as well as difficulty attracting and retaining associates. While we maintain contingency plans for events such as pandemic outbreaks, the further spread of COVID-19, or a similar contagious disease could also impair the effectiveness of our executive officers or other associates who are necessary to conduct our business. In addition, the continued spread of COVID-19 could harm the operations of third-party service providers who perform critical services for our business. In some cases, the COVID-19 pandemic has accelerated the transition from traditional to digital financial services and heightened customer expectations in this area, and this transition may require us to invest greater resources in technological improvements.

If COVID-19 or another highly infectious or contagious disease, continues to spread or the response to contain it is unsuccessful, we may experience adverse effects on our business, financial condition, liquidity, and results of operations. A prolonged period of economic deterioration could ultimately result in impairment of our goodwill and identifiable intangible assets. In addition, if financial markets deteriorate as a result of the current or a future pandemic, our access to capital and other sources of funding may become constrained, which may require us to restructure debt or obtain additional financing on terms that may be onerous or highly dilutive.

The extent of any of the previously-described effects on our business will depend on future developments which are highly uncertain and cannot be predicted, including the duration of the COVID-19 pandemic and the possible further impacts on the global economy.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Damage to our reputation could damage our businesses.

Maintaining our reputation is critical to attracting and maintaining clients, investors, and associates. If we fail to address, or appear to fail to address, issues that may give rise to reputational risk, we could significantly harm our business prospects. These issues may include, but are not limited to, any of the risks discussed in this Item 1A, including appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money laundering, cybersecurity and privacy, record-keeping, sales and trading practices, and associate misconduct. In addition, the failure to either sell securities we have underwritten at anticipated price levels or to properly identify and communicate the risks inherent in the products and services we offer could also give rise to reputational risk. Failure to maintain appropriate service and quality standards or a failure or perceived failure to treat clients fairly can result in client dissatisfaction, litigation and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and reputational harm. Negative publicity about us, whether or not true, may also harm our reputation. Further, failures at other large financial institutions or other market participants, regardless of whether they relate to our activities, could lead to a general loss of customer confidence in financial institutions that could negatively affect us, including harming the market perception of the financial system in general.

We are affected by domestic and international macroeconomic conditions that impact the global financial markets.

We are engaged in various financial services businesses. As such, we are affected by domestic and international macroeconomic and political conditions, as well as economic output levels, interest and inflation rates, employment levels, prices of commodities, consumer confidence levels and changes in consumer spending, international trade policy, and fiscal and monetary policy. For example, Fed policies determine, in large part, the cost of funds for lending and investing and the return earned on those loans and investments. The market impact from such policies can also decrease materially the value of certain of our financial assets, most notably debt securities, as well as our cash flows, such as those associated with client cash balances. Changes in tax law and regulation, or any market uncertainty caused by a change in the political environment, may negatively affect our business. Macroeconomic conditions may also directly and indirectly impact a number of factors in the global financial markets that may be detrimental to our operating results.

If we were to experience a period of sustained downturn in the securities markets, credit market dislocations, reductions in the value of real estate, increases in mortgage and other loan delinquencies, or other negative market factors, including from the continuing impact of the COVID-19 pandemic, our revenues could be adversely impacted. Market uncertainty could also cause clients to move their investments to lower margin products, or withdraw them, which could have an adverse impact on our profitability. We could also experience a material reduction in trading volume and lower asset prices in times of market uncertainty, which would result in lower brokerage revenues, including losses on firm inventory, as well as losses on certain of our investments. Conversely, periods of severe market volatility may result in a significantly higher level of transactions and other activity which may cause operational challenges that may result in losses. These can include, but are not limited to, trade errors, failed transaction settlements, late collateral calls to borrowers and counterparties, or interruptions to our system processing. Periods of reduced revenue and other losses could lead to reduced profitability because certain of our expenses, including our interest expense on debt, rent, facilities and salary expenses, are fixed, and our ability to reduce them over short time periods is limited.

U.S. markets may also be impacted by political and civil unrest occurring in other parts of the world. Our businesses and revenues derived from non-U.S. operations may also be subject to risk of loss from currency fluctuations, social or political instability, less established regulatory regimes, changes in governmental or central bank policies, downgrades in the credit ratings of sovereign countries, expropriation, nationalization, confiscation of assets and unfavorable legislative, economic and political developments. For example, continued uncertainties loom over the future of the U.K.’s relationship with the E.U., including future trading arrangements between the U.K. and the E.U., following the expiration of the transition period on December 31, 2020. During the transition period of Brexit, we took steps to make certain changes to our European operations in an effort to ensure that, where possible, we can continue to provide cross-border services in E.U. member states without the need for separate regulatory authorizations in each member state. There is also continued uncertainty regarding the outcome of the E.U.’s financial support programs and the stability of the E.U.’s sovereign debt. It is possible that other E.U. member states may experience financial troubles in the future, or may choose to follow the U.K.’s lead and leave the E.U. Any negative impact on economic conditions and global markets from these developments could adversely affect our business, financial condition and liquidity.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Lack of liquidity or access to capital could impair our business and financial condition.

Our inability to maintain adequate liquidity or to easily access credit and capital markets could have a significant negative effect on our financial condition. If liquidity from our brokerage or banking operations is inadequate or unavailable, we may be required to scale back or curtail our operations, such as limiting our recruiting of additional financial advisors, limiting lending, selling assets at unfavorable prices, and cutting or eliminating dividend payments. Our liquidity could be negatively affected by: the inability of our subsidiaries to generate cash to distribute to the parent company in the form of dividends from earnings; liquidity or capital requirements applicable to our subsidiaries that may prevent us from distributing cash to the parent company; limited or no accessibility to credit markets for secured and unsecured borrowings by our subsidiaries; diminished access to the capital markets for RJF; and other commitments or restrictions on capital as a result of adverse legal settlements, judgments, or regulatory sanctions. Furthermore, as a bank holding company, we may become subject to prohibitions or limitations on our ability to pay dividends to our shareholders and/or repurchase our stock. Certain of our regulators have the authority, and under certain circumstances, the duty, to prohibit or to limit dividend payments by regulated subsidiaries to their parent company.

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

We are exposed to credit risk.

We are generally exposed to the risk that third parties that owe us money, securities or other assets will fail to meet their obligations to us due to numerous causes, including bankruptcy, lack of liquidity, or operational failure, among others. This risk was and may further be exacerbated by the effects of the COVID-19 pandemic, particularly in certain sectors. We actively buy and sell securities from and to clients and counterparties in the normal course of our broker-dealers’ trading and underwriting activities, which exposes us to credit risk. Although generally collateralized by the underlying security to the transaction, we still face risk associated with changes in the market value of collateral through settlement date. We also hold certain securities, loans and derivatives as part of our trading operations. Deterioration in the actual or perceived credit quality of the underlying issuers of securities or loans or the non-performance of counterparties to certain derivatives could result in losses.

We borrow securities from, and lend securities to, other broker-dealers and may also enter into agreements to repurchase and/or resell securities as part of our financing activities. A sharp change in the market values of the securities utilized in these transactions may result in losses if counterparties to these transactions fail to honor their commitments. We manage the risk associated with these transactions by establishing and monitoring credit limits, as well as by evaluating collateral and transaction levels on a recurring basis. Significant deterioration in the credit quality of one of our counterparties could lead to widespread concerns about the credit quality of other counterparties in the same industry, thereby exacerbating our credit risk. In addition, we permit our clients to purchase securities on margin. During periods of steep declines in securities prices, the value of the collateral securing client margin loans may fall below the amount of the loan. If clients are unable to provide additional collateral for these margin loans, we may incur losses on those margin transactions. This may cause us to incur additional expenses defending or pursuing claims or litigation related to counterparty or client defaults.

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

We also incur credit risk by lending to businesses and individuals, including through offering C&I loans, CRE loans, REIT loans, residential mortgage loans, tax-exempt loans, SBL and other loans. We also incur credit risk through certain of our investments. Our credit risk and credit losses can increase if our loans or investments are concentrated among borrowers or issuers engaged in the same or similar activities, industries, or geographies, or to borrowers or issuers who as a group may be uniquely or disproportionately affected by economic or market conditions, such as those most impacted by the COVID-19 pandemic. Declines in the real estate market or sustained economic downturns may cause us to experience credit losses or charge-offs related to our loans, sell loans at unattractive prices or foreclose on certain real estate properties. Credit quality may also be affected by adverse changes in the financial performance or condition of our debtors or deterioration in the strength of the U.S. economy. The deterioration of an individually large exposure, for example due to natural disasters, health emergencies

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
or pandemics, acts of terrorism, severe weather events or other adverse economic events, could lead to additional credit loss provisions and/or charges-offs, and subsequently have a material impact on our net income and regulatory capital.

We are exposed to market risk, including interest rate risk.

Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions, which directly and indirectly affect us. Market conditions that change from time to time, thereby exposing us to market risk, include fluctuations in interest rates, equity prices, foreign exchange rates, and price deterioration or changes in value due to changes in market perception or actual credit quality of an issuer.

Market risk is inherent in financial instruments associated with our operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt, trading assets and liabilities, derivatives and private equity investments. For example, interest rate changes could adversely affect the value of our fixed income trading inventories held to facilitate client transactions, as well as our net interest spread, which is the difference between the yield we earn on our interest-earning assets and the interest rate we pay for deposits and other sources of funding, in turn impacting our net interest income and earnings. Interest rate changes could affect the interest earned on assets differently than interest paid on liabilities.

A rising interest rate environment generally results in our earning a larger net interest spread and an increase in servicing fees received on cash swept to third-party program banks as part of the RJBDP. Conversely, in those operations, a falling interest rate environment generally results in our earning a smaller net interest spread and lower RJBDP fees from third-party program banks. Moreover, while there is no indication currently that the Fed plans to reduce its targeted Fed funds rate to a negative rate, if such a policy were to be adopted, the cost to hold both firm and client deposits would have an adverse impact on our profitability. If we are unable to effectively manage our interest rate risk, changes in interest rates could have a material adverse effect on our profitability.

Our private equity investments are carried at fair value with unrealized gains and losses reflected in earnings. The value of our private equity portfolio can fluctuate and earnings from our investments can be volatile and difficult to predict. When, and if, we recognize gains can depend on a number of factors, including general economic conditions, the prospects of the companies in which we invest and whether these companies become subject to a monetization event.

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

Significant volatility in our domestic clients’ cash balances could negatively impact our net revenues and/or our ability to fund Raymond James Bank’s growth and may impact our regulatory ratios.

The majority of Raymond James Bank’s deposits are driven by the RJBDP. The RJBDP is a source of relatively low-cost, stable deposits for Raymond James Bank and we rely heavily on the RJBDP to fund Raymond James Bank’s asset growth. A significant reduction in PCG clients’ cash balances, a change in the allocation of that cash between Raymond James Bank and third-party banks within the RJBDP, or a transfer of cash away from the firm could significantly impact Raymond James Bank’s ability to continue growing interest-earning assets and/or require Raymond James Bank to use higher-cost deposit sources to grow interest-earning assets.

The RJBDP also generates fees from third-party banks related to the deposits they receive through their participation in the RJBDP. If PCG clients’ cash balances remain elevated or increase further and third-party bank demand or capacity for RJBDP deposits do not improve or decline from current levels our RJBDP fees from third-party banks could continue to be adversely affected. In addition, our inability to deploy client cash to third-party banks through RJBDP would require us to retain more cash at Raymond James Bank or in our Client Interest Program (“CIP”), both of which may cause a significant increase in our assets. Such an increase in our assets may negatively impact certain of our regulatory ratios.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Our business depends on fees generated from the distribution of financial products, fees earned from the management of client accounts, and asset management fees.

A large portion of our revenues are derived from fees generated from the distribution of financial products, such as mutual funds and variable annuities, and the various services we perform related to such products. Changes in the structure or amount of the fees paid by the sponsors of these products could directly affect our revenues, business and financial condition. In addition, if these products experience losses or increased investor redemptions, we may receive lower fees from the distribution and other services we provide on behalf of the mutual fund and annuity companies.

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

As a market maker, we take ownership of positions in specific securities, and these undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if our holdings were more diversified. Despite risk mitigation policies, we may incur losses as a result of positions we hold in connection with these activities.

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

Our operations rely heavily on the secure processing, storage and transmission of sensitive and confidential financial, personal and other information in our computer systems and networks. There have been several highly publicized cases involving financial services companies reporting the unauthorized disclosure of client or other confidential information in recent years, as well as cyber-attacks involving the theft, dissemination and destruction of corporate information or other assets, in some cases as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties. There have also been several highly publicized cases where hackers have requested “ransom” payments in exchange for not disclosing customer information or for restoring access to information or systems. Like other financial services firms, we experience malicious cyber activity directed at our computer systems, software, networks and its users on a daily basis. This malicious activity includes attempts at unauthorized access, implantation of computer viruses or malware, and denial-of-service attacks. We also experience large volumes of phishing and other forms of social engineering attempted for the purpose of perpetrating fraud against the firm, our associates, or our clients. Additionally, like many large enterprises, since mid-March 2020, we have shifted the majority of our associates to remote work arrangements in response to the COVID-19 pandemic, and expect that

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
many of our associates will continue to work remotely to some extent following the pandemic. This change in our operating model has enabled us to successfully continue business operations, but also introduces potential new vulnerabilities to cyber threats. We also face increased cybersecurity risk as we deploy additional mobile and cloud technologies. We seek to continuously monitor for and nimbly react to any and all such malicious cyber activity, and we develop our systems to protect our technology infrastructure and data from misuse, misappropriation or corruption. Senior management of our Information Technology department gives a quarterly update on cybersecurity to the Audit and Risk Committee of our Board of Directors and an annual update to our full Board of Directors.

Cyber-attacks can originate from a variety of sources, including third parties affiliated with foreign governments, organized crime or terrorist organizations. Third parties may also attempt to place individuals within our firm, or induce employees, clients or other users of our systems, to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent. Although cybersecurity incidents among financial services firms are on the rise, we have not experienced any material losses relating to cyber-attacks or other information security breaches. However, the techniques used in these attacks are increasingly sophisticated, change frequently and are often not recognized until launched. Although we seek to maintain a robust suite of authentication and layered information security controls, including our cyber threat analytics, data encryption and tokenization technologies, anti-malware defenses and vulnerability management programs, any one or combination of these controls could fail to detect, mitigate or remediate these risks in a timely manner. Despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, equipment failure, natural disasters, power loss, spam attacks, unauthorized access, supply chain attacks, distributed denial of service attacks, computer viruses and other malicious code, and other events that could result in significant liability and damage to our reputation, and have an ongoing impact on the security and stability of our operations.

We also rely on numerous third-party service providers to conduct other aspects of our business operations, and we face similar risks relating to them. While we regularly conduct security assessments on these third-party vendors, we cannot be certain that their information security protocols are sufficient to withstand a cyber-attack or other security breach. We also cannot be certain that we will receive timely notification of such cyber-attacks or other security breaches. In addition, in order to access our products and services, our clients may use computers and other devices that are beyond our security control systems.

Notwithstanding the precautions we take, if a cyber-attack or other information security breach were to occur, this could jeopardize the information we confidentially maintain, or otherwise cause interruptions in our operations or those of our clients and counterparties, exposing us to liability. As attempted attacks continue to evolve in scope and sophistication, we may be required to expend substantial additional resources to modify or enhance our protective measures, to investigate and remediate vulnerabilities or other exposures or to communicate about cyber-attacks to our clients. Though we have insurance against some cyber-risks and attacks, we may be subject to litigation and financial losses that exceed our policy limits or are not covered under any of our current insurance policies. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators. Further, successful cyber-attacks at other large financial institutions or other market participants, whether or not we are affected, could lead to a general loss of confidence in financial institutions that could negatively affect us, including harming the market perception of the effectiveness of our security measures or the financial system in general, which could result in reduced use of our financial products and services.

Further, in light of the high volume of transactions we process, the large number of our clients, partners and counterparties, the increasing sophistication of malicious actors, and our remote work environment, a cyber-attack could occur and persist for an extended period of time without detection. We expect that any investigation of a cyber-attack would take substantial amounts of time, and that there may be extensive delays before we obtain full and reliable information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all of which would further increase the costs and consequences of such an attack.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
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

Financial services firms are subject to numerous actual or perceived conflicts of interest, which are routinely examined by regulators and SROs such as FINRA and are often used as the basis for claims for legal liability by plaintiffs in actions against us. Our risk management processes include addressing potential conflicts of interest that arise in our business. Management of potential conflicts of interest has become increasingly complex as we expand our business activities. A perceived or actual

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
failure to address conflicts of interest adequately could affect our reputation, the willingness of clients to transact business with us or give rise to litigation or regulatory actions. Therefore, there can be no assurance that conflicts of interest will not arise in the future that could result in material harm to our business and financial condition.

We continue to experience pricing pressures in areas of our business which may impair our future revenue and profitability.

We continue to experience pricing pressures on trading margins and commissions in fixed income and equity trading. In fixed income markets, regulatory requirements have resulted in greater price transparency, leading to price competition and decreased trading margins. In equity markets, we experience pricing pressure from institutional clients to reduce commissions, partially due to the industry trend toward the separate payment for research and execution services. Our trading margins have been further compressed by the shift from high- to low-touch execution services over time, which has created additional competitive pressure. We believe that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including by reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins.

We face intense competition and may not be able to keep pace with technological change.

We are engaged in intensely competitive businesses. We compete on the basis of a number of factors, including the quality of our associates, our products and services, pricing (such as execution pricing and fee levels), technology solutions, and location and reputation in relevant markets. Over time, there has been substantial consolidation and convergence among companies in the financial services industry, which has significantly increased the capital base and geographic reach of our competitors. See “Item 1 - Business - Competition” of this Form 10-K for additional information about our competitors.

We compete directly with other national full service broker-dealers, investment banking firms, commercial banks, and investment advisors, and to a lesser extent, with discount brokers and dealers. We face competition from more recent entrants into the market, including fintechs, and increased use of alternative sales channels by other firms. Technology has lowered barriers to entry and made it possible for fintechs to compete with larger financial institutions in providing electronic, internet-based, and mobile phone-based financial solutions. This competition has grown significantly over recent years and is expected to intensify. In addition, commercial firms and other non-traditional competitors have applied for banking licenses or have entered into partnerships with banks to provide banking services. We also compete indirectly for investment assets with insurance companies, real estate firms and hedge funds, among others. This competition could cause our business to suffer.

Our future success also depends in part on our ability to develop, maintain, and enhance our products and services, including factors such as customer experience, and the pricing and range of our offerings. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. If we are not able to develop new products and services, enhance existing offerings, effectively implement new technology-driven products and services, or successfully market these products and services to our customers, our business, financial condition or results of operations may be adversely affected. Furthermore, both financial institutions and their non-banking competitors face the risk that payments processing and other services could be significantly disrupted by technologies, such as cryptocurrencies, that require no intermediation. New technologies have required, and could require us in the future, to spend more to modify or adapt our products to attract and retain clients and customers or to match products and services offered by our competitors, including technology companies.

Our ability to attract and retain senior professionals, qualified financial advisors and other associates is critical to the continued success of our business.

Our ability to recruit, serve and retain our clients depends on the reputation, judgment, leadership, business generation capabilities and client service skills of our client-serving professionals, members of our executive team, as well as employees who support revenue-generating professionals and their clients. To compete effectively we must attract, develop, and retain qualified professionals, including successful financial advisors, investment bankers, trading professionals, portfolio managers and other revenue-producing or specialized personnel. Competitive pressures we experience could have an adverse effect on our business, results of operations, financial condition and liquidity.

Turnover in the financial services industry is high. The cost of recruiting and retaining skilled professionals in the financial services industry has been considerable in recent years, but has intensified further during the recovery from the COVID-19 pandemic. Financial industry employers are increasingly offering guaranteed contracts, upfront payments, increased compensation and increased opportunities to work remotely on a permanent basis. These can be important factors in a current associate’s decision to leave us as well as in a prospective associate’s decision to join us. As competition for skilled

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
professionals in the industry remains intense, we may have to devote significant resources to attract and retain qualified personnel. To the extent we have compensation targets, we may not be able to retain our associates, which could result in increased recruiting expense or result in our recruiting additional associates at compensation levels that are not within our target range. In particular, our financial results may be adversely affected by the costs we incur in connection with any loans or other incentives we may offer to newly recruited financial advisors and other key personnel. If we were to lose the services of any of our investment bankers, senior equity research, sales and trading professionals, asset managers, or executive officers to a competitor or otherwise, we may not be able to retain valuable relationships and some of our clients could choose to use the services of a competitor instead of our services. If we are unable to retain our senior professionals or recruit additional professionals, our reputation, business, results of operations and financial condition will be adversely affected. Further, new business initiatives and efforts to expand existing businesses generally require that we incur compensation and benefits expense before generating additional revenues.

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

We may not be able to obtain additional outside financing to fund our operations on favorable terms, or at all. The impact of a credit rating downgrade to a level below investment grade would result in our breaching provisions in certain of our derivative instruments, and may result in a request for immediate payment and/or ongoing overnight collateralization on our derivative instruments in liability positions. A credit rating downgrade would also result in the firm incurring a higher facility fee on its $500 million unsecured revolving credit facility agreement (the “Credit Facility”), in addition to triggering a higher interest rate applicable to any borrowings outstanding on the line as of and subsequent to such downgrade (see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of this Form 10-K and Note 16 of the Notes to Consolidated Financial Statements of this Form 10-K for information on the Credit Facility).

Business growth, including through acquisitions, could increase costs and regulatory and integration risks.

We continue to grow, including through acquisitions and through our recruiting efforts. Integrating acquired businesses, providing a platform for new businesses and partnering with other firms involve risks and present financial, managerial and operational challenges. While cultural fit is a requirement for both our recruiting and acquisition efforts, there can be no assurance that recruited talent and/or acquisition targets will ultimately assimilate into our firm in a manner which results in the expected financial benefits. We may incur significant expense in connection with expanding our existing businesses, recruiting financial advisors or making strategic acquisitions or investments. Our overall profitability would be negatively affected if investments and expenses associated with such growth are not matched or exceeded by the earnings derived from such investments or growth. Assumptions which underlie the basis of our acquisition decisions, such as the retention of key personnel, future revenue growth of an acquired business, cost efficiencies to be realized, or the value created through the application of specialized expertise we plan to bring to the acquired business, may not be fully realized post-acquisition, resulting in an adverse impact on the value of our investment and potential dilution of the value of our shares.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Expansion may also create a need for additional compliance, risk management and internal control procedures, and often involves hiring additional personnel to address these procedures. To the extent such procedures are not adequate or not adhered to with respect to our expanded business or any new business, we could be exposed to a material loss or regulatory sanction.

Moreover, to the extent we pursue acquisitions, or enter into acquisition commitments, a number of factors may prevent us from completing such acquisitions on acceptable terms. For example, regulators such as the Fed or the FDIC could fail to approve a proposed transaction or such approvals could result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction. The shareholders of a publicly-traded target company could fail to approve the transaction. Closing conditions in the transaction agreement could fail to be satisfied, or there could be an unexpected delay in closing. Other developments that may affect future results of an acquired company may occur, including changes in asset quality and credit risk, changes in interest rates and capital markets, inflation, and/or changes in customer borrowing, repayment, investment and deposit practices. Finally, an event, change, or other circumstance could occur that gives rise to the termination of the transaction agreement.

We may be unable to integrate an acquired business into our existing business successfully, or such integration may be materially delayed or become more costly or difficult than expected. Further, either company’s clients, suppliers, employees or other business partners may react negatively to the transaction. Such developments could have an adverse effect on our business, financial condition, and results of operations. In addition, we may need to raise capital or borrow funds in order to finance an acquisition, which could result in dilution or increased leverage. We may not be able to obtain such financing on favorable terms or perhaps at all. Further, we may issue our shares as a component of some or all of the purchase consideration for an acquisition, which may result in dilution.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if such lawsuits are without merit, defending against these claims could result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.

Associate misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subject us to significant legal liability and reputational harm.

There is a risk that our associates could engage in misconduct that adversely affects our business. For example, our investment banking business often requires that we deal with confidential matters of great significance to our clients. Our associates interact with clients, customers and counterparties on an ongoing basis. All associates are expected to exhibit the behaviors and ethics that are reflected in our framework of principles, policies and technology to protect both our own information as well as that of our clients. If our associates improperly use or disclose confidential information provided by our clients, we could be subject to future regulatory sanctions and suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients. We are also subject to a number of obligations and standards arising from our asset management business and our authority over our assets under management. In addition, our financial advisors may act in a fiduciary capacity, providing financial planning, investment advice and discretionary asset management. The violation of these obligations and standards by any of our associates would adversely affect our clients and us. Associate conduct on non-business matters, such as social issues, could be inconsistent with our policies and ethics and result in reputational harm to our business as a result of their employment by us or affiliation with us. It is not always possible to deter or prevent every instance of associate misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If our associates engage in misconduct, our business would be adversely affected.

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

In challenging market conditions, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have historically increased. Litigation risks include potential liability under securities laws or other laws for: alleged materially false or misleading statements made in connection with securities offerings and other transactions; issues related to our investment recommendations, including the suitability of such recommendations or potential concentration of investments; the inability to sell or redeem securities in a timely manner during adverse market conditions; contractual issues; employment claims; and potential liability for other advice we provide to participants in strategic transactions. Substantial legal liability could have a material adverse financial impact or cause us significant reputational harm, which in turn

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
could seriously harm our business and future business prospects. In addition to the foregoing financial costs and risks associated with potential liability, the costs of defending individual litigation and claims continue to increase over time. The amount of attorneys’ fees incurred in connection with the defense of litigation and claims could be substantial and might materially and adversely affect our results of operations. See “Item 3 - Legal Proceedings” of this Form 10-K for further information about legal matters.

The preparation of the consolidated financial statements requires the use of estimates that may vary from actual results and new accounting standards could adversely affect future reported results.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Such estimates and assumptions may require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. One of our most critical estimates is our allowance for credit losses. At any given point in time, conditions in real estate and credit markets may increase the complexity and uncertainty involved in estimating the losses inherent in our loan portfolio. If management’s underlying assumptions and judgments prove to be inaccurate, the allowance for credit losses could be insufficient to cover actual losses. Our financial condition, including our liquidity and capital, and results of operations could be materially and adversely impacted.

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

Certain of our principal operations are located in St. Petersburg, Florida. While we have a business continuity plan that provides for significant operations to be conducted out of remote locations, as well as our Southfield, Michigan and Memphis, Tennessee corporate offices and our U.S. information systems processing to be conducted out of our information technology data center in the Denver, Colorado area, our operations could be adversely affected by hurricanes or other serious weather conditions that could affect the processing of transactions, communications, and the ability of our associates to get to our offices, or work remotely. In addition, since the onset of the COVID-19 pandemic in March 2020, we have allowed nearly all of our associates to work remotely and, as a result, our operations are dependent on our associates’ ability to relocate to a secondary location in the event of a power outage or other disruption in their primary remote work location. As previously mentioned, weather events could also adversely impact the value of certain loans within our bank loan portfolio.

Climate change and sustainability concerns could disrupt our businesses, adversely affect client activity levels, adversely affect the creditworthiness of our counterparties and damage our reputation.

Climate change may cause extreme weather events that disrupt operations at one or more of our primary locations, which may negatively affect our ability to service and interact with our associates, clients, and other key stakeholders. Climate change may also have a negative impact on the financial condition of our clients, which may decrease revenues from those clients and increase the credit risk associated with loans and other credit exposures to those clients. Additionally, our reputation and client relationships may be damaged as a result of our clients’ involvement in certain industries or projects associated with causing or exacerbating climate change or by our failure or our clients’ failure to support sustainability initiatives. New regulations or guidance relating to environmental, social, and governance standards, as well as the perspectives of shareholders, employees and other stakeholders regarding these standards, may affect our business activities and increase disclosure requirements, which may increase costs.

The phase-out of LIBOR could negatively impact our financial condition and require significant operational work.

Central banks and regulators in the U.S. and other jurisdictions are working to implement the transition to suitable replacements for LIBOR. The discontinuance of LIBOR has resulted in significant uncertainty regarding the transition to suitable alternative reference rates and could adversely impact our business, operations, and financial results. Although alternative reference rates have been proposed to replace LIBOR, market and client adoption of these rates varies across products, services, and contracts, leading to market fragmentation, reduced liquidity in the market, and increased operational complexity. Alternative reference rates have different characteristics than LIBOR, and may demonstrate less predictable behavior over time and across different monetary, market, and economic environments. Although the full impact of transition remains unclear, this change may have an adverse impact on the value of, return on and trading markets for a broad array of financial products, including any LIBOR-based securities, loans and derivatives that are included in our financial assets and liabilities. However, we do not believe the transition to an alternative reference rate will have a material impact on our financial condition, cash flows, or results of operations.

We are exposed to risks related to our insurance programs.

Our operations and financial results are subject to risks and uncertainties related to our use of a combination of insurance, self-insured retention and self-insurance for a number of risks. To a large extent, we have elected to self-insure our errors and omissions liability and our employee-related health care benefit plans. We have self-insured retention risk related to several exposures, including our property and casualty, workers compensation and general liability benefit plans.

While we endeavor to purchase insurance coverage appropriate to our risk assessment, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages. Our business may be negatively affected if our insurance proves to be inadequate or unavailable. In addition, claims associated with risks we have retained either through our self-insurance retention or by self-insuring may exceed our recorded liabilities which could negatively impact future earnings. Insurance claims may divert management resources away from operating our business.

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

There is also increased regulatory scrutiny (and related compliance costs) as we continue to grow and surpass certain consolidated asset thresholds, which have the effect of imposing enhanced standards and requirements on larger institutions. These include, but are not limited to, Raymond James Bank’s oversight by the CFPB. Any action taken by the CFPB could

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
result in requirements to alter or cease offering affected products and services, make such products and services less attractive, impose additional compliance measures, or result in fines, penalties or required remediation.

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

Raymond James Bank is subject to the CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other U.S. federal fair lending laws and regulations that impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice and other federal agencies, including the CFPB, are responsible for enforcing these laws and regulations. An unfavorable CRA rating or a successful challenge to an institution’s performance under the fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil monetary penalties, injunctive relief, and the imposition of restrictions on mergers, acquisitions and expansion activity. Private parties may also have the ability to challenge a financial institution’s performance under fair lending laws by bringing private class action litigation.

As discussed in “Item 1 - Business - Regulation” of this Form 10-K, on July 20, 2021, the Fed, the FDIC, and the OCC issued a joint statement in which they committed to working together to jointly modernize the CRA regulations. These developments create uncertainty in planning our CRA activities. Any revisions to the CRA regulations may negatively impact our business, including through increased costs related to compliance.

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

Regulatory actions brought against us may result in judgments, settlements, fines, penalties or other results, any of which could have a material adverse effect on our business, financial condition or results of operations. There is no assurance that regulators will be satisfied with the policies and procedures implemented by RJF and its subsidiaries. In addition, from time to time, RJF and its subsidiaries may become subject to additional findings with respect to supervisory, compliance or other regulatory deficiencies, which could subject us to additional liability, including penalties and restrictions on our business activities. Among other things, these restrictions could limit our ability to make investments, complete acquisitions, expand into new business lines, pay dividends on our common stock and/or engage in share repurchases. See “Item 1 - Business - Regulation” of this Form 10-K for additional information regarding our regulatory environment.

Changes in requirements relating to the standard of conduct for broker-dealers applicable under federal and state law have increased our costs.

In June 2019, the SEC adopted a package of rulemakings and interpretations related to the provision of advice by broker-dealers and investment advisers, including Regulation Best Interest. Since June 30, 2020, Regulation Best Interest requires, among other things, a broker-dealer to act in the best interest of a retail client when making a recommendation to that client of any securities transaction or investment strategy involving securities. The regulation imposes heightened standards on broker-dealers, and we have incurred substantial costs in order to review and modify our policies and procedures, including associated supervisory and compliance controls. We anticipate that we will continue to incur costs in the future to comply with the standard.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
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

The DOL has also reinstated the historical “five-part test” for determining who is an investment advice “fiduciary” when dealing with certain retirement plans and accounts and proposed a new exemption to allow investment advice fiduciaries to receive transaction-based compensation and engage in certain principal trades. In addition, the DOL is expected to amend the rule that determines whether an investment professional is a fiduciary to their clients’ retirement accounts under the Employee Retirement Income Security Act and Internal Revenue Code. As such, imposing a new standard of care on additional client relationships could lead to incremental costs for our business.

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

Failure to comply with regulatory capital requirements primarily applicable to RJF, Raymond James Bank or our broker-dealer subsidiaries would significantly harm our business.

As discussed in “Item 1 - Business - Regulation” of this Form 10-K, RJF and Raymond James Bank are subject to capital requirements administered by various federal regulators in the U.S. and, accordingly, must meet specific capital guidelines that involve quantitative measures of RJF and Raymond James Bank’s assets, liabilities and certain off-balance sheet items, as calculated under regulatory guidelines. Failure to meet minimum capital requirements can trigger certain mandatory (and potentially discretionary) actions by regulators that, if undertaken, could harm either RJF or Raymond James Bank’s operations and financial condition. Further, we are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and FINRA’s net capital rule, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiaries. RJ Ltd. is subject to similar limitations under applicable regulations in Canada by IIROC. Regulatory capital requirements applicable to some of our significant subsidiaries may impede access to funds that RJF may need to make payments on any of its obligations. See Note 24 of the Notes to Consolidated Financial Statements of this Form 10-K for further information on regulations and capital requirements.

The Basel III regulatory capital standards impose capital and other requirements on us that could negatively impact our profitability.

The Fed and other federal banking regulators have implemented the global regulatory capital requirements of Basel III and certain requirements implemented by the Dodd-Frank Act. The U.S. Basel III Rules establish the quantity and quality of regulatory capital, set forth a capital conservation buffer and define the calculation of risk-weighted assets. The capital requirements stipulated under the U.S. Basel III Rules could restrict our ability to grow during favorable market conditions or require us to raise additional capital. Revisions to the Basel III Rules, including in connection with the implementation of the standards released by the Basel Committee in December 2017 could, when implemented in the United States, negatively impact our regulatory capital ratio calculations. As a result, our business, results of operations, financial condition and prospects could

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
be adversely affected. See “Item 1 - Business - Regulation” of this Form 10-K for further information on the Basel III regulatory capital standards.

As a financial holding company, RJF’s liquidity depends on payments from its subsidiaries, which may be subject to regulatory restrictions.

RJF as a financial holding company depends on dividends, distributions and other payments from its subsidiaries in order to meet its obligations, including its debt service obligations. RJF’s subsidiaries are subject to laws and regulations that restrict dividend payments or authorize regulatory bodies to prevent or reduce the flow of funds from those subsidiaries to RJF. RJF’s broker-dealers and bank subsidiary are limited in their ability to lend or transact with affiliates and are subject to minimum regulatory capital and other requirements, as well as limitations on their ability to use funds deposited with them in brokerage or bank accounts to fund their businesses. These requirements may hinder RJF’s ability to access funds from its subsidiaries. RJF may also become subject to a prohibition or limitations on its ability to pay dividends or repurchase its common stock. Federal regulators, including the Fed and the SEC (through FINRA), have the authority and under certain circumstances, the obligation, to limit or prohibit dividend payments and stock repurchases by the banking organizations they supervise, including RJF and its bank subsidiaries.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

We lease the premises we occupy in other U.S. and foreign locations, including employee-based branch office operations. Leases for branch offices for independent contractors are the responsibility of the respective independent contractor financial advisors and are not included in the amounts listed below. Our leases contain various expiration dates through fiscal year 2032. Our principal leases are in the following locations:

•We occupy leased space of approximately 250,000 square feet in Memphis, along with approximately 165,000 square feet in New York City, 70,000 square feet in Chicago and 30,000 square feet in Denver, with other office and branch locations throughout the U.S.;

•We occupy leased space of approximately 80,000 and 85,000 square feet in Vancouver and Toronto, respectively, along with other office and branch locations throughout Canada;

•We occupy leased space of approximately 30,000 square feet in London, along with other office locations in Europe, primarily in Germany.

Additionally, we own approximately 65 acres of land located in Pasco County, Florida for potential development, as needed. We regularly monitor the facilities we own or occupy to ensure that they suit our needs, particularly as we introduce more flexibility in work location for our associates as we return to office. To the extent that they do not meet our needs, we will expand, contract or relocate, as necessary. See Note 2 and Note 14 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding our lease obligations.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of our business, we have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our activities as a diversified financial services institution.

RJF and certain of its subsidiaries are subject to regular reviews and inspections by regulatory authorities and self-regulatory organizations. Reviews can result in the imposition of sanctions for regulatory violations, ranging from non-monetary censures to fines and, in serious cases, temporary or permanent suspension from conducting business, or limitations on certain business

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
activities. In addition, regulatory agencies and SROs institute investigations from time to time, among other things, into industry practices, which can also result in the imposition of such sanctions.

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

See Note 19 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding legal and regulatory matter contingencies, and refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical accounting estimates” in the section “Loss provisions for legal and regulatory matters” and Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K for information on our criteria for establishing accruals.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “RJF.” As of November 18, 2021, we had 309 holders of record of our common stock. Shares of our common stock are held by a substantially greater number of beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.

See Note 24 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding our intentions for paying cash dividends and the related capital restrictions.

Information related to our compensation plans under which equity securities are authorized for issuance is presented in Note 23 of the Notes to Consolidated Financial Statements and Part III, Item 12 of this Form 10-K.

We did not have any sales of unregistered securities for the fiscal years ended September 30, 2021, 2020 or 2019.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
We purchase our own stock from time to time in conjunction with a number of activities, each of which is described in the following paragraphs. The following table presents information on our purchases of our own stock, on a monthly basis, for the twelve months ended September 30, 2021. Share and per share information has been retroactively adjusted to reflect the September 2021 three-for-two stock split.

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) at each month-end, of securities that may yet be purchased under the plans or programs
October 1, 2020 – October 31, 2020	1,806	$53.36	—	$487
November 1, 2020 – November 30, 2020	139,838	$60.33	—	$487
December 1, 2020 – December 31, 2020	175,139	$62.01	161,625	$740
First quarter	316,783	$61.23	161,625

January 1, 2021 – January 31, 2021	3,602	$66.71	—	$740
February 1, 2021 – February 28, 2021	10,412	$66.62	—	$740
March 1, 2021 – March 31, 2021	752,640	$80.03	750,000	$680
Second quarter	766,654	$79.79	750,000

April 1, 2021 – April 30, 2021	1,331	$85.94	—	$680
May 1, 2021 – May 31, 2021	—	$—	—	$680
June 1, 2021 – June 30, 2021	562,500	$85.70	562,500	$632
Third quarter	563,831	$85.70	562,500

July 1, 2021 – July 31, 2021	1,217	$86.71	—	$632
August 1, 2021 – August 31, 2021	114	$90.55	—	$632
September 1, 2021 – September 30, 2021	—	$—	—	$632
Fourth quarter	1,331	$87.04	—
Fiscal year total	1,648,599	$78.24	1,474,125

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

ITEM 6. RESERVED

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

EXECUTIVE OVERVIEW

Year ended September 30, 2021 compared with the year ended September 30, 2020

We generated strong results for fiscal 2021, with net revenues of $9.76 billion, an increase of 22% compared with the prior year, and pre-tax income of $1.79 billion, an increase of 70%. During fiscal 2021, pre-tax margin increased in all of our operating segments and we generated particularly strong results in our PCG, Capital Markets and Asset Management segments. Our net income of $1.40 billion was 72% higher than the prior year, and our earnings per diluted share of $6.63(1), which reflected the impact of a 3-for-2 stock split in September 2021, increased 71%. Our return on equity (“ROE”) was 18.4%, compared with 11.9% for the prior year, and return on tangible common equity (“ROTCE”) was 20.4%(2), compared with 13.0%(2) for the prior year.

During fiscal 2021, we completed a $750 million, 30-year senior notes offering at 3.75%, utilizing the proceeds from the offering and cash on hand to early-redeem our $250 million of 5.625% senior notes due 2024 and our $500 million of 3.625% senior notes due 2026. We recognized losses on the extinguishment of such notes of $98 million. Excluding these losses and acquisition-related expenses of $19 million, our adjusted net income was $1.49 billion(2), an increase of 74% compared with adjusted net income for the prior year. Adjusted earnings per diluted share were $7.05(1)(2), a 73% increase compared with adjusted earnings per diluted share of $4.08(1)(2) for the prior year. Our adjusted ROE was 19.5%(2), compared with 12.5%(2) for the prior year, and adjusted ROTCE was 21.6%(2), compared with 13.6%(2) for the prior year.

The significant increase in net revenues compared with the prior year was driven by higher asset management and related administrative fees, largely attributable to higher PCG assets in fee-based accounts, as well as strong investment banking revenues and brokerage revenues. Revenues in the current year also included $74 million of private equity valuation gains, of which $25 million were attributable to noncontrolling interests and were offset in other expenses, compared with $28 million of losses in the prior year, of which $20 million were attributable to noncontrolling interests. Offsetting these increases was the negative impact of lower short-term interest rates on our net interest income and RJBDP fees from third-party banks.

Compensation, commissions and benefits expense increased $1.12 billion, or 20%, primarily resulting from the growth in revenues and pre-tax income compared with the prior year. Our compensation ratio, or the ratio of compensation, commissions and benefits expense to net revenues, decreased to 67.4% compared with 68.4% for the prior year. The decrease in our compensation ratio primarily resulted from higher revenues and changes in our revenue mix due to strong net revenues in our Capital Markets segment, which had a lower compensation ratio at 56% than our PCG segment, and the private equity valuation gains which have no associated direct compensation. Our compensation ratio also benefited from expense management initiatives.

(1) During our fiscal fourth quarter of 2021 the Board of Directors approved a 3-for-2 stock split, effected in the form of a 50% stock dividend, paid on September 21, 2021. All share and per share information has been retroactively adjusted to reflect this stock split.

(2) “ROTCE,” “Adjusted net income,” “adjusted earnings per diluted share,” “adjusted ROE” and “adjusted ROTCE” are each non-GAAP financial measures. Please see the “Reconciliation of non-GAAP financial measures to GAAP financial measures” in this MD&A for a reconciliation of our non-GAAP measures to the most directly comparable GAAP measures and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Non-compensation expenses decreased $87 million, or 6%, primarily due to a $265 million decrease in the bank loan provision for credit losses, which was a benefit of $32 million in the current year computed under the current expected credit loss (“CECL”) methodology compared with a provision of $233 million in the prior year computed under the incurred loss methodology. Non-compensation expenses also decreased as a result of $46 million of expenses in the prior year related to a reduction in workforce, which did not recur in the current year, as well as a decrease in business development expenses due to lower travel and event-related expenses as a result of the COVID-19 pandemic. These decreases were partially offset by the aforementioned losses on extinguishment of debt of $98 million in the current year, and an increase in other expenses, primarily due to the change in private equity valuations attributable to noncontrolling interests compared with the prior year.

Our effective income tax rate was 21.7% for fiscal 2021, a decrease compared with the 22.2% effective tax rate for fiscal 2020, primarily due to an increase in non-taxable gains on our corporate-owned life insurance portfolio.

Liquidity and capital remained strong. As of September 30, 2021, our total capital ratio of 26.2% and tier 1 leverage ratio of 12.6% were each more than double the regulatory requirements to be considered well-capitalized. We also continued to have substantial liquidity, with $1.16 billion(1) of cash at the parent company, which includes parent cash loaned to RJ&A. We expect to continue to be opportunistic in deploying our capital in fiscal 2022, through a combination of organic growth and acquisitions, as evidenced by our fiscal 2021 acquisitions of NWPS Holdings, Inc., Financo, LLC, and Cebile Capital, and the announced acquisitions of Charles Stanley Group PLC and TriState Capital Holdings, Inc. which we expect to close in fiscal 2022. Pursuant to our Board of Directors’ share repurchase authorization, we repurchased 1.5 million(2) shares of common stock during fiscal 2021 for $118 million, leaving $632 million of availability remaining under the authorization as of September 30, 2021. However, due to regulatory restrictions following our announced acquisition of TriState Capital Holdings, we do not expect to repurchase shares until after closing.

We remain well-positioned entering fiscal 2022, with nearly $1.2 trillion of client assets under administration, strong activity levels for financial advisory recruiting, and a strong investment banking pipeline. However, we expect to continue to face headwinds from near-zero short-term interest rates and economic uncertainty, including that arising from inflation, supply chain complications and uncertainty around U.S. economic policy. In addition, although the economy has improved since the beginning of the COVID-19 pandemic, the pace of recovery in the future is uncertain due to concerns related to the pandemic, including the spread of the Delta variant and other variants, vaccine distribution, and vaccine rates. As a result, we may experience volatility in brokerage and investment banking revenues, which may negatively impact our ability to sustain the level of revenues in future periods which were achieved in fiscal 2021. Although our results during the year were positively impacted by a benefit for credit losses related to our bank loan portfolio, net loan growth and/or future market deterioration could result in increased provisions in future periods. In addition, we expect that expenses will continue to increase in fiscal 2022, as business and event-related travel increase and as we continue to make investments in our people and technology to support our growth.

Year ended September 30, 2020 compared with the year ended September 30, 2019

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Form 10-K for a discussion of our fiscal 2020 results compared to fiscal 2019.

(1)     For additional information, please see the “Liquidity and capital resources - Sources of liquidity” section in this MD&A.

(2)        During our fiscal fourth quarter of 2021 the Board of Directors approved a 3-for-2 stock split, effected in the form of a 50% stock dividend, paid on September 21, 2021. All share and per share information has been retroactively adjusted to reflect this stock split.

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

	Year ended September 30,
$ in millions, except per share amounts	2021	2020
Net income	$1,403	$818
Non-GAAP adjustments:
Losses on extinguishment of debt	98	—
Acquisition and disposition-related expenses	19	7
Reduction in workforce expenses	—	46
Pre-tax impact of non-GAAP adjustments	117	53
Tax effect of non-GAAP adjustments	(28)	(13)
Total non-GAAP adjustments, net of tax	89	40
Adjusted net income	$1,492	$858

Earnings per diluted share	$6.63	$3.88
Non-GAAP adjustments:
Losses on extinguishment of debt	0.46	—
Acquisition and disposition-related expenses	0.09	0.03
Reduction in workforce expenses	—	0.22
Pre-tax impact of non-GAAP adjustments	0.55	0.25
Tax effect of non-GAAP adjustments	(0.13)	(0.05)
Total non-GAAP adjustments, net of tax	0.42	0.20
Adjusted earnings per diluted share	$7.05	$4.08

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

	Year ended September 30,
$ in millions	2021	2020
Return on equity
Average equity	$7,635	$6,860
Impact on average equity of non-GAAP adjustments:
Losses on extinguishment of debt	39	—
Acquisition and disposition-related expenses	6	1
Reduction in workforce expenses	—	9
Pre-tax impact of non-GAAP adjustments	45	10
Tax effect of non-GAAP adjustments	(11)	(2)
Total non-GAAP adjustments, net of tax	34	8
Adjusted average equity	$7,669	$6,868

Average equity	$7,635	$6,860
Less:
Average goodwill and identifiable intangible assets, net	809	605
Average deferred tax liabilities, net	(53)	(31)
Average tangible common equity	$6,879	$6,286
Impact on average tangible common equity of non-GAAP adjustments:
Losses on extinguishment of debt	39	—
Acquisition and disposition-related expenses	6	1
Reduction in workforce expenses	—	9
Pre-tax impact of non-GAAP adjustments	45	10
Tax effect of non-GAAP adjustments	(11)	(2)
Total non-GAAP adjustments, net of tax	34	8
Adjusted average tangible common equity	$6,913	$6,294

Return on equity	18.4%	11.9%
Adjusted return on equity	19.5%	12.5%
Return on tangible common equity	20.4%	13.0%
Adjusted return on tangible common equity	21.6%	13.6%

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

SEGMENTS

The following table presents our consolidated and segment net revenues and pre-tax income/(loss) for the years indicated.

	Year ended September 30,			% change
$ in millions	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Total company
Net revenues	$9,760	$7,990	$7,740	22%	3%
Pre-tax income	$1,791	$1,052	$1,375	70%	(23)%

Private Client Group
Net revenues	$6,611	$5,552	$5,359	19%	4%
Pre-tax income	$749	$539	$579	39%	(7)%

Capital Markets
Net revenues	$1,885	$1,291	$1,083	46%	19%
Pre-tax income	$532	$225	$110	136%	105%

Asset Management
Net revenues	$867	$715	$691	21%	3%
Pre-tax income	$389	$284	$253	37%	12%

Raymond James Bank
Net revenues	$672	$765	$846	(12)%	(10)%
Pre-tax income	$367	$196	$515	87%	(62)%

Other
Net revenues	$(8)	$(82)	$5	90%	NM
Pre-tax loss	$(246)	$(192)	$(82)	(28)%	(134)%

Intersegment eliminations
Net revenues	$(267)	$(251)	$(244)	(6)%	(3)%

NET INTEREST ANALYSIS

The following table presents the high, low and end of period target federal funds rates for our fiscal years ended September 30, 2021, 2020 and 2019, respectively.

	Target federal funds rate
Twelve months ended:	Low	High	End of period
September 30, 2021	0.00%	0.25%	0% - 0.25%
September 30, 2020	0.00%	2.00%	0% - 0.25%
September 30, 2019	1.75%	2.50%	1.75% - 2.00%

In response to macroeconomic concerns resulting from the COVID-19 pandemic, the Federal Reserve decreased its benchmark short-term interest rate in March 2020 to a range of 0-0.25%, a decrease of 150 basis points. These decreases, as well as the interest rate cuts implemented in calendar 2019 (225 basis points in total) have negatively impacted our net interest income, as well as the fees we earn from third-party banks on client cash balances swept to such banks as part of the RJBDP which are also sensitive to changes in interest rates. The negative impact of the decline in short-term interest rates has outweighed the growth in average interest-earning assets and average RJBDP balances swept to third-party banks compared with the prior year. We expect the current near-zero interest rate environment to continue into fiscal 2022.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Refer to the discussion of the specific components of our net interest income within the “Management’s Discussion and Analysis - Results of Operations” of our PCG, Raymond James Bank, and Other segments. Also refer to “Management’s Discussion and Analysis - Results of Operations - Private Client Group - Clients’ domestic cash sweep balances” for further information on the RJBDP.

The following table presents our consolidated average interest-earning asset and interest-bearing liability balances, interest income and expense and the related yields and rates.

	Year ended September 30,
	2021			2020			2019
$ in millions	Average balance	Interest	Average rate	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest-earning assets:
Cash and cash equivalents	$5,561	$12	0.21%	$5,173	$41	0.79%	$3,340	$83	2.49%
Assets segregated for regulatory purposes and restricted cash	8,735	15	0.17%	3,042	28	0.94%	2,399	59	2.47%
Available-for-sale securities	7,950	85	1.07%	4,250	83	1.94%	2,872	69	2.39%
Brokerage client receivables	2,280	77	3.37%	2,232	84	3.77%	2,584	122	4.73%
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	7,828	201	2.54%	7,860	274	3.43%	8,050	377	4.62%
CRE loans	2,703	70	2.56%	2,589	88	3.34%	2,311	110	4.68%
REIT loans	1,273	32	2.48%	1,333	42	3.09%	1,381	62	4.43%
Tax-exempt loans	1,270	34	3.31%	1,246	33	3.35%	1,284	35	3.36%
Residential mortgage loans	5,110	140	2.72%	4,874	148	3.04%	4,091	135	3.30%
SBL and other	4,989	112	2.22%	3,559	112	3.10%	3,139	145	4.57%
Loans held for sale	163	4	2.55%	130	5	3.70%	151	7	4.73%
Total bank loans, net	23,336	593	2.55%	21,591	702	3.25%	20,407	871	4.26%
All other interest-earning assets	2,251	41	1.77%	2,289	62	2.70%	2,967	77	2.60%
Total interest-earning assets	$50,113	$823	1.64%	$38,577	$1,000	2.59%	$34,569	$1,281	3.71%
Interest-bearing liabilities:
Bank deposits:
Savings, money market and Negotiable Order of Withdrawal (“NOW”) accounts	$28,359	$6	0.02%	$23,629	$21	0.09%	$20,889	$120	0.58%
Certificates of deposit	904	17	1.90%	1,006	20	2.03%	536	12	2.24%
Total bank deposits	29,263	23	0.08%	24,635	41	0.17%	21,425	132	0.62%
Brokerage client payables	10,180	3	0.03%	4,179	11	0.28%	3,326	21	0.62%
Other borrowings	862	19	2.20%	892	20	2.24%	926	21	2.30%
Senior notes payable	2,078	96	4.58%	1,800	85	4.72%	1,550	73	4.70%
All other interest-bearing liabilities	585	9	0.82%	795	21	1.99%	1,030	36	3.13%
Total interest-bearing liabilities	$42,968	$150	0.34%	$32,301	$178	0.54%	$28,257	$283	1.00%
Net interest income		$673			$822			$998
Firmwide net interest margin (net yield on interest-earning assets)			1.35%			2.14%			2.89%
Raymond James Bank net interest margin			1.95%			2.63%			3.32%

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

	Year ended September 30,
	2021 compared to 2020			2020 compared to 2019
	Increase/(decrease) due to			Increase/(decrease) due to
$ in millions	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-earning assets:
Cash and cash equivalents	$3	$(32)	$(29)	$46	$(88)	$(42)
Assets segregated for regulatory purposes and restricted cash	54	(67)	(13)	16	(47)	(31)
Available-for-sale securities	71	(69)	2	33	(19)	14
Brokerage client receivables	2	(9)	(7)	(16)	(22)	(38)
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	(1)	(72)	(73)	(9)	(94)	(103)
CRE loans	4	(22)	(18)	13	(34)	(21)
REIT loans	(2)	(8)	(10)	(3)	(18)	(21)
Tax-exempt loans	2	(1)	1	(2)	—	(2)
Residential mortgage loans	8	(16)	(8)	26	(13)	13
SBL and other	45	(45)	—	19	(52)	(33)
Loans held for sale	1	(2)	(1)	(1)	(1)	(2)
Total bank loans, net	57	(166)	(109)	43	(212)	(169)
All other interest-earning assets	(1)	(20)	(21)	(18)	3	(15)
Total interest-earning assets	186	(363)	(177)	104	(385)	(281)
Interest expense:
Interest-bearing liabilities:
Bank deposits:
Savings, money market and NOW accounts	4	(19)	(15)	17	(116)	(99)
Certificates of deposit	(2)	(1)	(3)	10	(2)	8
Total bank deposits	2	(20)	(18)	27	(118)	(91)
Brokerage client payables	17	(25)	(8)	5	(15)	(10)
Other borrowings	(1)	—	(1)	(1)	—	(1)
Senior notes payable	13	(2)	11	12	—	12
All other interest-bearing liabilities	(9)	(3)	(12)	(8)	(7)	(15)
Total interest-bearing liabilities	22	(50)	(28)	35	(140)	(105)
Change in net interest income	$164	$(313)	$(149)	$69	$(245)	$(176)

RESULTS OF OPERATIONS – PRIVATE CLIENT GROUP

Through our PCG segment, we provide financial planning, investment advisory and securities transaction services for which we generally charge either asset-based fees (presented in “Asset management and related administrative fees”) or sales commissions (presented in “Brokerage revenues”). We also earn revenues for distribution and related support services performed primarily related to mutual funds, fixed and variable annuities and insurance products. Revenues of this segment are typically correlated with the level of PCG client AUA, including fee-based accounts, as well as the overall U.S. equity markets. In periods where equity markets improve, AUA and client activity generally increase, thereby having a favorable impact on net revenues.

We also earn servicing fees, such as omnibus and education and marketing support fees, from mutual fund and annuity companies whose products we distribute. Servicing fees earned from mutual fund and annuity companies are based on the level of assets, a flat fee or number of positions in such programs. Our PCG segment also earns fees from banks to which we sweep clients’ cash in the RJBDP, including both third-party banks and Raymond James Bank. Such fees are included in “Account

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

and service fees.” See “Clients’ domestic cash sweep balances” in the “Selected key metrics” section for further information about fees earned from the RJBDP.

Net interest income in the PCG segment is primarily generated by interest earnings on margin loans provided to clients and on assets segregated for regulatory purposes, less interest paid on client cash balances in the CIP. Higher client cash balances generally lead to increased interest income, depending on spreads realized in the CIP. For more information on client cash balances, see “Clients’ domestic cash sweep balances” in the “Selected key metrics” section.

For an overview of our PCG segment operations, refer to the information presented in “Item 1 - Business” of this Form 10-K.

Operating results

	Year ended September 30,			% change
$ in millions	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenues:
Asset management and related administrative fees	$4,056	$3,162	$2,820	28%	12%
Brokerage revenues:
Mutual and other fund products	670	567	599	18%	(5)%
Insurance and annuity products	438	397	412	10%	(4)%
Equities, ETFs and fixed income products	438	419	378	5%	11%
Total brokerage revenues	1,546	1,383	1,389	12%	—
Account and service fees:
Mutual fund and annuity service fees	408	348	334	17%	4%
RJBDP fees:
Third-party banks	76	150	280	(49)%	(46)%
Raymond James Bank	183	180	173	2%	4%
Client account and other fees	157	129	122	22%	6%
Total account and service fees	824	807	909	2%	(11)%
Investment banking	47	41	32	15%	28%
Interest income	123	155	225	(21)%	(31)%
All other	25	27	26	(7)%	4%
Total revenues	6,621	5,575	5,401	19%	3%
Interest expense	(10)	(23)	(42)	(57)%	(45)%
Net revenues	6,611	5,552	5,359	19%	4%
Non-interest expenses:
Financial advisor compensation and benefits	4,204	3,428	3,190	23%	7%
Administrative compensation and benefits	1,015	971	933	5%	4%
Total compensation, commissions and benefits	5,219	4,399	4,123	19%	7%
Non-compensation expenses:
Communications and information processing	275	251	235	10%	7%
Occupancy and equipment	179	175	168	2%	4%
Business development	71	79	124	(10)%	(36)%
Professional fees	46	33	33	39%	—
All other	72	76	97	(5)%	(22)%
Total non-compensation expenses	643	614	657	5%	(7)%
Total non-interest expenses	5,862	5,013	4,780	17%	5%
Pre-tax income	$749	$539	$579	39%	(7)%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Selected key metrics

PCG client asset balances

	As of September 30,
$ in billions	2021	2020	2019
AUA	$1,115.4	$883.3	$798.4
Assets in fee-based accounts (1)	$627.1	$475.3	$409.1
Percent of AUA in fee-based accounts	56.2%	53.8%	51.2%
(1)A portion of our “Assets in fee-based accounts” is invested in “managed programs” overseen by our Asset Management segment, specifically AMS. These assets are included in our Financial assets under management as disclosed in the “Selected key metrics” section of our “Management’s Discussion and Analysis - Results of Operations - Asset Management.”

Fee-based accounts within our PCG segment are comprised of a wide array of products and programs that we offer our clients. The majority of assets in fee-based accounts within our PCG segment are invested in programs for which our financial advisors provide investment advisory services, either on a discretionary or non-discretionary basis. Administrative services for such accounts (e.g., record-keeping) are generally performed by our Asset Management segment and, as a result, a portion of the related revenue is shared with the Asset Management segment.

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

The vast majority of the revenues we earn from fee-based accounts are recorded in “Asset management and related administrative fees” on our Consolidated Statements of Income and Comprehensive Income. Fees received from such accounts are based on the value of client assets in fee-based accounts and vary based on the specific account types in which the client invests and the level of assets in the client relationship. As fees for substantially all of such accounts are billed based on balances as of the beginning of the quarter, revenues from fee-based accounts may not be immediately affected by changes in asset values, but rather the impacts are seen in the following quarter. Assets in fee-based accounts in this segment increased 2% as of September 30, 2021 compared with June 30, 2021, which we expect will have a favorable impact on our related revenues in our fiscal first quarter of 2022.

PCG AUA increased compared to the prior year due to equity market appreciation, the net addition of financial advisors, as well as net inflows of client assets. In addition, PCG assets in fee-based accounts continued to increase as a percentage of overall PCG AUA due to clients’ increased preference for fee-based alternatives versus transaction-based accounts. As a result of the shift to fee-based accounts over the past several years, a larger portion of our PCG revenues are more directly impacted by market movements.

Financial advisors

	September 30,
	2021	2020	2019
Employees	3,461	3,404	3,301
Independent contractors	5,021	4,835	4,710
Total advisors	8,482	8,239	8,011

The number of financial advisors increased from prior years due to a combination of strong retention and recruiting of financial advisors, as well as new trainees that were moved into production roles, partially offset by the impact of advisors who left the firm, including planned retirements, where assets are generally retained at the firm. The growth in the number of financial advisors has been negatively impacted by the transfer of advisors who were previously affiliated with the firm as independent contractors or employees to our RCS division. Advisors in RCS are not included in the financial advisor count, although their assets of $92.7 billion are included in client AUA. The recruiting pipeline remains robust across our affiliation options despite an increasingly competitive recruiting environment.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Clients’ domestic cash sweep balances

	As of September 30,
$ in millions	2021	2020	2019
RJBDP
Raymond James Bank	$31,410	$25,599	$21,649
Third-party banks	24,496	25,998	14,043
Subtotal RJBDP	55,906	51,597	35,692
CIP	10,762	3,999	2,022
Total clients’ domestic cash sweep balances	$66,668	$55,596	$37,714

	Year ended September 30,
	2021	2020	2019
Average yield on RJBDP - third-party banks	0.30%	0.77%	1.88%

A significant portion of our clients’ cash is included in the RJBDP, a multi-bank sweep program in which clients’ cash deposits in their accounts are swept into interest-bearing deposit accounts at Raymond James Bank and various third-party banks. We earn servicing fees for the administrative services we provide related to our clients’ deposits that are swept to such banks as part of the RJBDP. The amounts from third-party banks are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates and the interest paid to clients by the third-party banks on balances in the RJBDP. The “Average yield on RJBDP - third party banks” in the preceding table is computed by dividing RJBDP fees from third-party banks, which are net of the interest expense paid to clients by the third-party banks, by the average daily RJBDP balance at third-party banks. The average yield on RJBDP - third-party banks decreased compared with the prior year to 0.30%, as the current year reflected a full year of near-zero short-term interest rates. If demand for deposits from third-party banks does not improve from current levels, this yield could further decline, particularly in the second half of fiscal 2022. The PCG segment also earns RJBDP servicing fees from the Raymond James Bank segment, which are based on the number of accounts that are swept to Raymond James Bank. The fees from the Raymond James Bank segment are eliminated in consolidation.

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

Client cash balances remained elevated as of September 30, 2021, as a result of a number of factors, including the continuing economic uncertainty caused, in part, by the effects of the COVID-19 pandemic, as well as uncertainty related to the nature and timing of policy changes that may be put forth by the federal government administration. As we continued to experience growing cash balances and less demand from third-party banks in the RJBDP during fiscal 2021, cash held in CIP increased significantly, also driving an increase in our segregated asset balances.

Year ended September 30, 2021 compared with the year ended September 30, 2020

Net revenues of $6.61 billion increased $1.06 billion, or 19%, and pre-tax income of $749 million increased $210 million, or 39%.

Asset management and related administrative fees increased $894 million, or 28%, primarily due to higher assets in fee-based accounts at the beginning of each of the current-year quarterly billing periods compared with the prior-year quarterly billing periods.

Brokerage revenues increased $163 million, or 12%, primarily due to higher trailing revenues from mutual and other fund products and annuity products, resulting from higher average asset values, as well as higher transactional revenues due to increased client activity.

Account and service fees increased $17 million, or 2%, primarily due to an increase in mutual fund service fees, primarily resulting from higher average mutual fund assets, as well as incremental client account and other fees resulting from our acquisition of NWPS at the end of our fiscal first quarter of 2021. Partially offsetting these increases was a decline in RJBDP fees from third-party banks as a result of lower short-term interest rates.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Net interest income decreased $19 million, or 14%, driven by a decline in interest income due to lower short-term interest rates, which more than offset the impact of higher average asset balances. In addition, our CIP balances increased significantly compared with the prior year resulting in an increase in segregated assets, and a significant portion of the increase was held in segregated short-term U.S. Treasury securities at very low interest rates. Partially offsetting the impact of the decrease in interest income, interest expense also decreased, despite the significant increase in client cash balances in our CIP, due to the impact of lower deposit rates paid on these balances.

Compensation-related expenses increased $820 million, or 19%, primarily due to higher compensable net revenues.

Non-compensation expenses increased $29 million, or 5%, largely due to higher communications and information processing expenses primarily due to ongoing upgrades to our technology platforms, as well as higher professional fees largely due to an increase in external legal fees and consulting expenses. Partially offsetting these increases was a decline in business development expenses due to limited travel and event-related expenses during the COVID-19 pandemic.

Year ended September 30, 2020 compared with the year ended September 30, 2019

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Form 10-K for a discussion of our fiscal 2020 results compared to fiscal 2019.

RESULTS OF OPERATIONS – CAPITAL MARKETS

Our Capital Markets segment conducts investment banking, institutional sales, securities trading, the syndication and management of investments in low-income housing funds, the majority of which qualify for tax credits, and equity research.

We provide various investment banking services, including underwriting or advisory services on public and private equity and debt financing for corporate clients, public financing activities, merger & acquisition advisory, and other advisory services. Revenues from investment banking activities are driven principally by our role in the transaction and the number and sizes of the transactions with which we are involved.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Operating results

	Year ended September 30,			% change
$ in millions	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenues:
Brokerage revenues:
Fixed income	$515	$421	$283	22%	49%
Equity	145	150	131	(3)%	15%
Total brokerage revenues	660	571	414	16%	38%
Investment banking:
Merger & acquisition and advisory	639	290	379	120%	(23)%
Equity underwriting	285	185	100	54%	85%
Debt underwriting	172	133	85	29%	56%
Total investment banking	1,096	608	564	80%	8%
Interest income	16	25	38	(36)%	(34)%
Tax credit fund revenues	105	83	86	27%	(3)%
All other	18	20	15	(10)%	33%
Total revenues	1,895	1,307	1,117	45%	17%
Interest expense	(10)	(16)	(34)	(38)%	(53)%
Net revenues	1,885	1,291	1,083	46%	19%
Non-interest expenses:
Compensation, commissions and benefits	1,055	774	665	36%	16%
Non-compensation expenses:
Communications and information processing	83	77	75	8%	3%
Occupancy and equipment	37	36	35	3%	3%
Business development	34	47	48	(28)%	(2)%
Professional fees	54	48	45	13%	7%
Acquisition and disposition-related expenses	6	7	15	(14)%	(53)%
Goodwill impairment	—	—	19	—%	(100)%
All other	84	77	71	9%	8%
Total non-compensation expenses	298	292	308	2%	(5)%
Total non-interest expenses	1,353	1,066	973	27%	10%
Pre-tax income	$532	$225	$110	136%	105%
Year ended September 30, 2021 compared with the year ended September 30, 2020

Net revenues of $1.89 billion increased $594 million, or 46%, and pre-tax income of $532 million increased $307 million, or 136%.

Investment banking revenues increased $488 million, or 80%, due to a significant increase in merger & acquisition and advisory revenues and, to a lesser extent, underwriting revenues. The significant increase in merger & acquisition and advisory revenues reflected larger individual transactions and an increase in the number of transactions, as the current year reflected high levels of client activity throughout the year, while the prior year was impacted by lower levels of client activity during the onset of the COVID-19 pandemic. Equity underwriting revenues also increased significantly, primarily due to an increase in market activity in both the U.S. and Canada. An increase in debt underwriting primarily resulted from higher revenues from corporate underwritings. In addition to the strong results during the current year, our investment banking pipelines remain strong at the beginning of fiscal 2022 and, in part, reflect the results of investments we have made over the past several years, which have positioned us to enhance our services to our clients. The most recent examples of such investments are our acquisitions of Financo and Cebile, which closed during fiscal 2021.

Brokerage revenues increased $89 million, or 16%, due to a significant increase in fixed income brokerage revenues as a result of higher levels of client activity throughout the current year. The significant increase in client activity levels, particularly with depository institution clients, began toward the end of our fiscal second quarter of fiscal 2020, but were more sustained throughout fiscal 2021. We expect fixed income brokerage revenues to remain solid in fiscal 2022 driven in large part by anticipated continued demand from depository clients.

Compensation-related expenses increased $281 million, or 36%, primarily due to the increase in net revenues.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Non-compensation expenses increased $6 million, or 2%, primarily due to an increase in various expense categories as a result of growth in the business. These increases were partially offset by lower travel and event-related expenses as a result of the COVID-19 pandemic. Acquisition and disposition-related expenses were flat year-over-year, as the current year included $6 million of amortization expense related to intangible assets with short useful lives associated with our Financo and Cebile acquisitions, while the prior year included a $7 million loss related to the disposition of our interests in certain entities that operated predominantly in France.

Year ended September 30, 2020 compared with the year ended September 30, 2019

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Form 10-K for a discussion of our fiscal 2020 results compared to fiscal 2019.

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

Operating results

	Year ended September 30,			% change
$ in millions	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenues:
Asset management and related administrative fees:
Managed programs	$570	$481	$467	19%	3%
Administration and other	267	207	178	29%	16%
Total asset management and related administrative fees	837	688	645	22%	7%
Account and service fees	18	16	31	13%	(48)%
All other	12	11	15	9%	(27)%
Net revenues	867	715	691	21%	3%
Non-interest expenses:
Compensation, commissions and benefits	182	177	179	3%	(1)%
Non-compensation expenses:
Communications and information processing	47	45	44	4%	2%
Investment sub-advisory fees	127	99	93	28%	6%
All other	122	110	122	11%	(10)%
Total non-compensation expenses	296	254	259	17%	(2)%
Total non-interest expenses	478	431	438	11%	(2)%
Pre-tax income	$389	$284	$253	37%	12%

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

Financial assets under management

	September 30,
$ in billions	2021	2020	2019
AMS (1)	$134.4	$102.2	$91.8
Carillon Tower Advisers	67.8	59.5	58.5
Subtotal financial assets under management	202.2	161.7	150.3
Less: Assets managed for affiliated entities	(10.3)	(8.6)	(7.2)
Total financial assets under management	$191.9	$153.1	$143.1

(1)Represents the portion of our PCG segment fee-based AUA (as disclosed in “Assets in fee-based accounts” in the “Selected key metrics - PCG client asset balances” section of our “Management’s Discussion and Analysis - Results of Operations - Private Client Group”) that is invested in managed programs overseen by the Asset Management segment.

Activity (including activity in assets managed for affiliated entities)

	Year ended September 30,
$ in billions	2021	2020	2019
Financial assets under management at beginning of year	$161.7	$150.3	$146.6
Carillon Tower Advisers - net outflows	(0.5)	(5.4)	(5.8)
AMS - net inflows	13.5	6.1	6.0
Net market appreciation in asset values	27.5	10.7	3.5
Financial assets under management at end of year	$202.2	$161.7	$150.3

AMS

See “Management’s Discussion and Analysis - Results of Operations - Private Client Group” for further information about our retail client assets, including those fee-based assets invested in programs managed by AMS.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Carillon Tower Advisers

Assets managed by Carillon Tower Advisers include assets managed by its subsidiaries and affiliates: Eagle Asset Management, Scout Investments, Reams Asset Management (a division of Scout Investments), ClariVest Asset Management and Cougar Global Investments. The following table presents Carillon Tower Advisers’ AUM by objective, excluding assets for which it does not exercise discretion, as well as the approximate average client fee rate earned on such assets.

$ in billions	September 30, 2021	Average fee rate
Equity	$30.1	0.52%
Fixed income	31.6	0.18%
Balanced	6.1	0.35%
Total financial assets under management	$67.8	0.35%

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

	Year ended September 30,
$ in billions	2021	2020	2019
Total assets	$365.3	$280.6	$229.7

The increase in assets over the prior year was primarily due to equity market appreciation, successful financial advisor recruiting and retention, and the continued trend of clients moving to fee-based accounts from transaction-based accounts. Administrative fees associated with these programs are predominantly based on balances at the beginning of the quarter.

RJ Trust

The following table includes assets held in asset-based programs in RJ Trust (including those managed for affiliated entities).

	Year ended September 30,
$ in billions	2021	2020	2019
Total assets	$8.1	$7.1	$6.6

Year ended September 30, 2021 compared with the year ended September 30, 2020

Net revenues of $867 million increased $152 million, or 21%, and pre-tax income of $389 million increased $105 million, or 37%.

Asset management and related administrative fees increased $149 million, or 22%, driven by higher average AUM and higher assets in non-discretionary asset-based programs compared with the prior year, resulting from equity market appreciation and net inflows at AMS. While Carillon Tower Advisers continued to be negatively impacted by the industry shift from actively managed investment strategies to passive investment strategies, its net outflows for the year were much lower than in prior years. Beginning October 1, 2021, AMS will receive a lower portion of the client fee on certain managed fee-based products offered to PCG clients through AMS. Based on balances as of September 30, 2021, these changes are expected to result in an approximately $35 million annual reduction in asset management and related administrative fees in the Asset Management segment and an approximately $25 million reduction in firmwide pre-tax income.

Compensation expenses increased $5 million, or 3%, and included the impact of higher net revenues. Non-compensation expenses increased $42 million, or 17%, primarily due to increases in investment sub-advisory fees, resulting from an increase in AUM in sub-advised programs, and an increase in platform fees.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Year ended September 30, 2020 compared to the year ended September 30, 2019

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Form 10-K for a discussion of our fiscal 2020 results compared to fiscal 2019.

RESULTS OF OPERATIONS – RAYMOND JAMES BANK

Raymond James Bank provides various types of loans, including corporate loans, tax-exempt loans, residential loans, SBL and other loans. Raymond James Bank is active in corporate loan syndications and participations and also provides FDIC-insured deposit accounts, including to clients of our broker-dealer subsidiaries. Raymond James Bank generates net interest income principally through the interest income earned on loans and an investment portfolio of available-for-sale securities, which is offset by the interest expense it pays on client deposits and on its borrowings. Raymond James Bank’s net interest income is affected by the levels of interest rates, interest-earning assets and interest-bearing liabilities. Higher interest-earning asset balances and higher interest rates generally lead to increased net interest income, depending upon spreads realized on interest-bearing liabilities. For more information on average interest-earning asset and interest-bearing liability balances and the related interest income and expense, see the following discussion in this MD&A. For an overview of our Raymond James Bank segment operations, refer to the information presented in “Item 1- Business” of this Form 10-K.

Operating results

	Year ended September 30,			% change
$ in millions	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenues:
Interest income	$684	$800	$975	(15)%	(18)%
Interest expense	(42)	(62)	(155)	(32)%	(60)%
Net interest income	642	738	820	(13)%	(10)%
All other	30	27	26	11%	4%
Net revenues	672	765	846	(12)%	(10)%
Non-interest expenses:
Compensation and benefits	51	51	49	—%	4%
Non-compensation expenses:
Bank loan provision/(benefit) for credit losses	(32)	233	22	NM	959%
RJBDP fees to PCG	183	180	173	2%	4%
All other	103	105	87	(2)%	21%
Total non-compensation expenses	254	518	282	(51)%	84%
Total non-interest expenses	305	569	331	(46)%	72%
Pre-tax income	$367	$196	$515	87%	(62)%

Year ended September 30, 2021 compared with the year ended September 30, 2020

Net revenues of $672 million decreased $93 million, or 12%, while pre-tax income of $367 million increased $171 million, or 87%.

Net interest income decreased $96 million, or 13%, as the negative impact from lower short-term interest rates more than offset the impact of higher average interest-earning assets. The increase in average interest-earning assets was primarily driven by growth in the available-for-sale securities portfolio and securities-based loans to PCG clients. The net interest margin decreased to 1.95% from 2.63% for the prior year, primarily due to the relatively low short-term interest rates throughout fiscal 2021 compared to only a partial year of such low rates in fiscal 2020, as well as a higher concentration of agency-backed available-for-sale securities, which have a lower yield on average than loans. Based on current interest rates and our current asset mix, we expect our net interest margin to approximate 1.90% for the first half of fiscal 2022.

The bank loan benefit for credit losses was $32 million in the current year, which was calculated under the CECL model, compared with a provision for credit losses of $233 million in the prior year, which was calculated under the incurred loss model. The current year benefit reflected improved economic forecasts used in our CECL model since our adoption of CECL on October 1, 2020, including improved outlooks on unemployment, gross domestic product and property price indices, as well as improved credit ratings within our corporate loan portfolio, partially offset by provisions for credit losses related to loan growth. We plan to continue to grow our bank loan portfolio in fiscal 2022, which we expect will result in an increased

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

provision for credit losses in future periods, absent further improvement in our economic forecasts. The provision for credit losses in the prior year was significant due to the rapid and widespread economic deterioration and uncertainty caused by the onset of the COVID-19 pandemic, as well as charge-offs on certain corporate loans sold during the prior year primarily driven by our credit risk mitigation activities.

Year ended September 30, 2020 compared to the year ended September 30, 2019

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Form 10-K for a discussion of our fiscal 2020 results compared to fiscal 2019.

RESULTS OF OPERATIONS – OTHER

This segment includes our private equity investments, interest income on certain corporate cash balances, certain acquisition-related expenses, and certain corporate overhead costs of RJF, including the interest costs on our public debt and any losses on extinguishment of such debt. The Other segment also includes the reduction in workforce expenses, primarily the result of the elimination of certain positions, that occurred in our fiscal fourth quarter of 2020 in response to the economic environment at that time. For an overview of our Other segment operations, refer to the information presented in “Item 1 - Business” of this Form 10-K.

Operating results

	Year ended September 30,			% change
$ in millions	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenues:
Interest income	$8	$30	$63	(73)%	(52)%
Gains/(losses) on private equity investments	74	(28)	14	NM	NM
All other	6	4	3	50%	33%
Total revenues	88	6	80	1,367%	(93)%
Interest expense	(96)	(88)	(75)	9%	17%
Net revenues	(8)	(82)	5	90%	NM
Non-interest expenses:
Compensation and all other	127	64	87	98%	(26)%
Losses on extinguishment of debt	98	—	—	NM	—%
Acquisition and disposition-related expenses	13	—	—	NM	—%
Reduction in workforce expenses	—	46	—	(100)%	NM
Total non-interest expenses	238	110	87	116%	26%
Pre-tax loss	$(246)	$(192)	$(82)	(28)%	(134)%

Year ended September 30, 2021 compared to the year ended September 30, 2020

The pre-tax loss of $246 million was $54 million larger than the loss generated in the prior year.

Net revenues increased $74 million, primarily due to private equity valuation gains in the current year, compared with valuation losses in the prior year, which reflected the impact of challenging market conditions at the onset of the COVID-19 pandemic. The current year included $74 million of private equity valuation gains, of which $25 million were attributable to noncontrolling interests and were offset within “Other” expenses. These valuation gains were primarily the result of an improvement in market conditions and an improved outlook for certain of our investments. The prior year included $28 million of private equity valuation losses, of which $20 million were attributable to noncontrolling interests and were offset within “Other” expenses. Interest income earned on corporate cash balances decreased compared with the prior year due to lower short-term interest rates, and interest expense increased primarily as a result of an increase in corporate debt arising from the issuance of $500 million of senior notes in March 2020.

Non-interest expenses increased $128 million, or 116%, primarily due to losses on extinguishment of debt of $98 million in the current year (refer to the “Executive overview” section of this MD&A), the aforementioned $25 million of gains attributable to noncontrolling interests compared with $20 million of losses in the prior year, and acquisition-related expenses of $13 million in the current year, which primarily included professional and integration expenses associated with our acquisitions of NWPS, Financo and Cebile during fiscal 2021 and our announced acquisitions of Charles Stanley and TriState Capital. These increases

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

were partially offset by the impact of $46 million of reduction in workforce expenses in the prior year, which did not recur in the current year.

Year ended September 30, 2020 compared to the year ended September 30, 2019

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Form 10-K for a discussion of our fiscal 2020 results compared to fiscal 2019.

CERTAIN STATISTICAL DISCLOSURES BY BANK HOLDING COMPANIES

We are required to provide certain statistical disclosures as a bank holding company under the SEC’s Industry Guide 3.  The following table provides certain of those disclosures.

	Year ended September 30,
	2021	2020	2019
Return on assets	2.5%	1.9%	2.7%
Return on equity	18.4%	11.9%	16.2%
Average equity to average assets	13.8%	15.5%	16.7%
Dividend payout ratio	15.7%	25.4%	19.0%

Return on assets is computed by dividing net income by average assets for each indicated fiscal year. Average assets is computed by adding total assets as of each quarter-end date during the indicated fiscal year to the beginning of the year total and dividing by five.

Return on equity is computed by dividing net income by average equity for each indicated fiscal year. Average equity is computed by adding the total equity attributable to RJF as of each quarter-end date during the indicated fiscal year to the beginning of the year total and dividing by five.

Average equity to average assets is computed by dividing average equity by average assets for each indicated fiscal year, as calculated in accordance with the previous explanations.

Dividend payout ratio is computed by dividing dividends declared per common share by earnings per diluted common share for each indicated fiscal year.

Refer to the “Net interest analysis” and “Risk management - Credit risk” sections of this MD&A and to the Notes to Consolidated Financial Statements of this Form 10-K for the other required disclosures.

STATEMENT OF FINANCIAL CONDITION ANALYSIS

The assets on our Consolidated Statements of Financial Condition consisted primarily of cash and cash equivalents, assets segregated for regulatory purposes and restricted cash (primarily segregated for the benefit of clients), receivables including bank loans, financial instruments held either for trading purposes or as investments, and other assets.  A significant portion of our assets were liquid in nature, providing us with flexibility in financing our business.

Total assets of $61.89 billion as of September 30, 2021 were $14.41 billion, or 30%, greater than our total assets as of September 30, 2020. The increase in assets was primarily due to a $7.10 billion increase in assets segregated for regulatory purposes and restricted cash, primarily due to a significant increase in client cash balances. Bank loans, net increased by $3.80 billion, primarily due to an increase in securities-based loans to PCG clients and an increase in corporate loans. In addition, cash and cash equivalents increased $1.81 billion, available-for-sale securities increased $665 million, and brokerage client receivables, net increased $396 million. Goodwill and identifiable intangible assets, net increased $282 million due to the acquisitions of NWPS, Financo, and Cebile during fiscal 2021.

As of September 30, 2021, our total liabilities of $53.59 billion were $13.28 billion, or 33%, greater than our total liabilities as of September 30, 2020. The increase in total liabilities was primarily related to the significant increase in client cash balances as of September 30, 2021, resulting in a $7.20 billion increase in brokerage client payables, primarily due to an increase in client cash held in our CIP, and a $5.69 billion increase in bank deposits, reflecting higher RJBDP balances held at Raymond James Bank. Our accrued compensation, commissions and benefits increased $441 million, primarily due to an increase in accrued bonuses and benefits resulting from higher net revenues and pre-tax earnings compared with the prior year.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital are essential to our business. The primary goal of our liquidity management activities is to ensure adequate funding to conduct our business over a range of economic and market environments. We seek to manage capital levels to support execution of our business strategy, provide financial strength to our subsidiaries, and maintain sustained access to the capital markets, while at the same time meeting our regulatory capital requirements and conservative internal management targets.

Liquidity and capital resources are provided primarily through our business operations and financing activities.  Financing activities could include bank borrowings, collateralized financing arrangements or additional capital raising activities under our “universal” shelf registration statement. We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and available from committed and uncommitted financing facilities, provide adequate funds for continuing operations at current levels of activity in the short-term. We also believe that we will be able to continue to meet our long-term cash requirements due to our strong financial position and ability to access capital from financial markets.

Liquidity and capital management

Senior management establishes our liquidity and capital management frameworks. Our liquidity and capital management frameworks are overseen by the RJF Asset and Liability Committee, a senior management committee that develops and executes strategies and policies to manage our liquidity risk and interest rate risk, as well as provides oversight over the firm’s investments. The liquidity management framework includes senior management’s review of short- and long-term cash flow forecasts, review of capital expenditures, monitoring of the availability of alternative sources of financing, and daily monitoring of liquidity in our significant subsidiaries. Our decisions on the allocation of resources to our business units consider, among other factors, projected profitability, cash flow, risk, and future liquidity needs. Our treasury department assists in evaluating, monitoring and controlling the impact that our business activities have on our financial condition and liquidity, and also maintains our relationships with various lenders. The objective of our liquidity management framework is to support the successful execution of our business strategies while ensuring ongoing and sufficient liquidity.

Our capital planning and capital risk management processes are governed by the Capital Planning Committee (“CPC”), a senior management committee that provides oversight on our capital planning and ensures that our strategic planning and risk management processes are integrated into the capital planning process. The CPC meets at least quarterly to review key metrics related to the firm’s capital, such as debt structure and capital ratios; to analyze potential and emerging risks to capital; to oversee our annual firmwide capital stress test; and to propose capital actions to the Board of Directors, such as declaring dividends, repurchasing securities, and raising capital. To ensure that we have sufficient capital to absorb unanticipated losses, the firm adheres to capital risk appetite statements and tolerances set in excess of regulatory minimums, which are established by the CPC and approved by the Board of Directors. We conduct enterprise-wide capital stress testing to ensure that we maintain adequate capital to adhere to our established tolerances under multiple scenarios, including stressed scenarios.

Cash flows

Cash and cash equivalents increased $1.81 billion to $7.20 billion during the year ended September 30, 2021. During the year ended September 30, 2021, cash provided by our operations (including significant net income) and proceeds from our $750 million of 3.75% senior notes offering (net of debt issuance costs), were offset by cash used for the early-redemption of $750 million of our pre-existing senior notes and the related make-whole premiums, dividend payments, share repurchases, and investments in future growth with our acquisitions of NWPS, Financo, and Cebile. We also had significant increases in client cash balances, which increased both our brokerage client payables and our bank deposits. However, this cash was largely used to increase our assets segregated for regulatory purposes, including through the purchase of U.S. Treasuries, as part of our brokerage activities, and to increase our bank loan portfolio and available-for-sale securities as part of our banking activities.

Sources of liquidity

Approximately $1.16 billion of our total September 30, 2021 cash and cash equivalents included cash held directly at the parent, or parent cash loaned to RJ&A.  This parent cash balance does not include $400 million of cash set aside by RJF in a restricted account during the fiscal fourth quarter of 2021 to be used to fund our closing obligations associated with the pending acquisition of Charles Stanley. As of September 30, 2021, this restricted cash was included in “Assets segregated for regulatory purposes and restricted cash” on our Consolidated Statements of Financial Condition and is not included in the amounts presented in the following table. As of September 30, 2021, RJF had loaned $649 million to RJ&A (such amount is included in the RJ&A cash balance in the following table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

otherwise deployed in its normal business activities. The following table presents our holdings of cash and cash equivalents.

$ in millions	September 30, 2021
RJF	$527
RJ&A	2,799
Raymond James Bank	2,359
RJ Ltd.	853
RJFS	142
Carillon Tower Advisers	98
Other subsidiaries	423
Total cash and cash equivalents	$7,201

RJF maintained depository accounts at Raymond James Bank with a balance of $229 million as of September 30, 2021. The portion of this total that was available on demand without restrictions, which amounted to $152 million as of September 30, 2021, is reflected in the RJF total (and is excluded from the Raymond James Bank cash balance in the preceding table).

A large portion of the RJ Ltd. cash and cash equivalents balance as of September 30, 2021 was held to meet regulatory requirements and was not available for use by the parent.

In addition to the cash balances described, we have various other potential sources of cash available to the parent from subsidiaries, as described in the following section.

Liquidity available from subsidiaries

Liquidity is principally available to RJF, the parent company, from RJ&A and Raymond James Bank.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934. As a member firm of FINRA, RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client transactions. In addition, covenants in RJ&A’s committed financing facilities require its net capital to be a minimum of 10% of aggregate debit items. At September 30, 2021, RJ&A significantly exceeded the minimum regulatory requirements, the covenants in its financing arrangements pertaining to net capital, as well as its internally-targeted net capital tolerances and intends to use a portion of its excess net capital to remit dividends to RJF in fiscal 2022, in conformity with all required regulatory rules or approvals. FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements which may result in RJ&A limiting dividends it would otherwise remit to RJF. We evaluate regulatory requirements, loan covenants and certain internal tolerances when determining the amount of liquidity available to RJF from RJ&A.

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

Borrowings and financing arrangements

Committed financing arrangements

Our ability to borrow is dependent upon compliance with the conditions in our various loan agreements and, in the case of secured borrowings, collateral eligibility requirements. Our committed financing arrangements consist of a tri-party repurchase agreement (i.e., securities sold under agreements to repurchase) and, in the case of our $500 million revolving credit facility agreement (the “Credit Facility”), an unsecured line of credit. The required market value of the collateral associated with the tri-party repurchase agreement ranges from 105% to 125% of the amount financed.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following table presents our committed financing arrangements with third-party lenders, which we generally utilize to finance a portion of our fixed income trading instruments, and the outstanding balances related thereto.

	September 30, 2021
$ in millions	RJ&A	RJF	Total	Total number of arrangements
Financing arrangement:
Committed secured	$100	$—	$100	1
Committed unsecured	200	300	500	1
Total committed financing arrangements	$300	$300	$600	2

Outstanding borrowing amount:
Committed secured	$—	$—	$—
Committed unsecured	—	—	—
Total outstanding borrowing amount	$—	$—	$—

Our committed unsecured financing arrangement in the preceding table represents our Credit Facility, which provides for maximum borrowings of up to $500 million, with a sublimit of $300 million for RJF. RJ&A may borrow up to $500 million under the Credit Facility, depending on the amount of outstanding borrowings by RJF. For additional details on our committed unsecured financing arrangement, see our discussion of the Credit Facility in Note 16 of the Notes to Consolidated Financial Statements of this Form 10-K. In April 2021, we amended our Credit Facility, maintaining the $500 million maximum borrowing amount, but extending the term through April 2026 and incorporating a lower cost of borrowing under the facility and certain favorable covenant modifications.

Uncommitted financing arrangements

Our uncommitted financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit. Our arrangements with third-party lenders are generally utilized to finance a portion of our fixed income securities or for cash management purposes. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed and are generally collateralized by RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements (i.e., securities purchased under agreements to resell). As of September 30, 2021, we had outstanding borrowings under two uncommitted secured borrowing arrangements out of a total of 11 uncommitted financing arrangements (seven uncommitted secured and four uncommitted unsecured). However, lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

The following table presents our borrowings on uncommitted financing arrangements, all of which were in the form of repurchase agreements in RJ&A and were included in “Collateralized financings” on our Consolidated Statements of Financial Condition.

$ in millions	September 30, 2021
Outstanding borrowing amount:
Uncommitted secured	$205
Uncommitted unsecured	—
Total outstanding borrowing amount	$205

The average daily balance outstanding during the five most recent quarters, the maximum month-end balance outstanding during the quarter and the period-end balances for repurchase agreements and reverse repurchase agreements are detailed in the following table.

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in millions)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
September 30, 2021	$220	$234	$205	$269	$286	$279
June 30, 2021	$194	$185	$185	$283	$339	$289
March 31, 2021	$226	$260	$222	$242	$280	$224
December 31, 2020	$211	$236	$233	$204	$259	$162
September 30, 2020	$140	$165	$165	$199	$260	$207

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Other borrowings and collateralized financings

We had $850 million in Federal Home Loan Bank (“FHLB”) borrowings outstanding at September 30, 2021, comprised of floating-rate advances. The interest rates on the floating-rate advances, which mature in December 2022, reset quarterly and are generally based on LIBOR. We use interest rate swaps to manage the risk of increases in interest rates associated with these floating-rate advances by converting the balances subject to variable interest rates to a fixed interest rate. The interest rates on the FHLB borrowings will transition to a SOFR-based rate in December 2021. These FHLB borrowings were secured by a blanket lien on Raymond James Bank’s residential mortgage loan portfolio. Raymond James Bank had an additional $3.31 billion in immediate credit available from the FHLB as of September 30, 2021 and, with the pledge of additional eligible collateral to the FHLB, total available credit of 30% of total assets. See Note 16 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding these borrowings.

Raymond James Bank is eligible to participate in the Federal Reserve’s discount window program; however, we do not view borrowings from the Federal Reserve as a primary source of funding.  The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Federal Reserve, and is secured by pledged C&I loans.

We act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one broker-dealer and then lend them to another.  Where permitted, we have also loaned, to broker-dealers and other financial institutions, securities owned by clients or the firm.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balance of $72 million as of September 30, 2021 related to the securities loaned included in “Collateralized financings” on our Consolidated Statements of Financial Condition of this Form 10-K. See Notes 2 and 7 of the Notes to Consolidated Financial Statements of this Form 10-K for more information on our collateralized agreements and financings.

Senior notes payable

In April 2021, we sold $750 million in aggregate principal amount of 3.75% senior notes due April 2051 in a registered underwritten public offering. We utilized the proceeds from the offering and cash on hand to early-redeem our $250 million par 5.625% senior notes due 2024 and our $500 million par 3.625% senior notes due 2026. See Note 17 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information.

After the issuance of the 3.75% senior notes due April 2051 and repurchase and redemption of the 5.625% senior notes due 2024 and 3.625% senior notes due 2026, at September 30, 2021, we had aggregate outstanding senior notes payable of $2.04 billion, which, exclusive of any unaccreted premiums or discounts and debt issuance costs, was comprised of $500 million par 4.65% senior notes due 2030, $800 million par 4.95% senior notes due 2046, and $750 million par 3.75% senior notes due 2051. At September 30, 2021, estimated future contractual interest payments on our senior notes were approximately $2 billion, of which $91 million is payable in fiscal 2022, with the remainder extending through 2051.

Credit ratings

Our issuer and senior long-term debt ratings as of the most current report are detailed in the following table.

Rating Agency	Rating	Outlook
Fitch Ratings, Inc.(1)	A-	Stable
Moody’s Investors Services (2)	Baa1	Review for Upgrade
Standard & Poor’s Ratings Services	BBB+	Stable

(1)    In March 2021, Fitch Ratings, Inc. assigned its first issuer and senior long-term debt rating for Raymond James Financial, Inc.
(2)    In November 2021, Moody’s Investor Services placed our senior debt and issuer rating on review for upgrade.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

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

Other sources and uses of liquidity

We have company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Certain of our non-qualified deferred compensation plans and other employee benefit plans are employee-directed while others are company-directed. Of the company-owned life insurance policies which fund these plans, certain policies could be used as a source of liquidity for the firm. Those policies against which we could readily borrow had a cash surrender value of $835 million as of September 30, 2021, comprised of $520 million related to employee-directed plans and $315 million related to company-directed plans, and we were able to borrow up to 90%, or $751 million, of the September 30, 2021 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to the employee-directed plans. There were no borrowings outstanding against any of these policies as of September 30, 2021.

On May 12, 2021, we filed a “universal” shelf registration statement with the SEC pursuant to which we can issue debt, equity and other capital instruments if and when necessary or perceived by us to be opportune. Subject to certain conditions, this registration statement will be effective through May 12, 2024.

On July 29, 2021, we announced our firm intention to make an offer for the entire issued and to be issued share capital of U.K.-based Charles Stanley Group PLC (“Charles Stanley”) at a price of £5.15 per share, or approximately £279 million ($387 million as of July 28, 2021). Under the terms of the intended offer, a loan note alternative will be available to Charles Stanley shareholders which will enable eligible Charles Stanley shareholders to elect to receive a loan note in lieu of part or all of the cash consideration to which they would otherwise be entitled under the terms of the offer. The initial interest rate for the loan note alternative for the first year is 0.1%. The note bears interest at a variable rate which resets annually, calculated as the Bank of England’s base rate plus a differential defined in the loan note, with the interest rate not to exceed 1.5% in any period. The transaction, which is subject to FCA approval, is expected to close in the first half of fiscal 2022. We have segregated $400 million in cash to fund the acquisition on the closing date, which is included in “Assets segregated for regulatory purposes and restricted cash” on our Consolidated Statements of Financial Condition as of September 30, 2021. See Note 3 of the Notes to Consolidated Financial Statements of this Form 10‑K for additional information.

On October 20, 2021, we announced we had entered into a definitive agreement to acquire TriState Capital Holdings, Inc. (“TriState Capital”) in a combination cash and stock transaction, valued at approximately $1.1 billion. Under the terms of the agreement, TriState Capital common stockholders will receive $6.00 cash and 0.25 RJF shares for each share of TriState Capital common stock, which represents per share consideration of $31.09 based on the closing price of RJF common stock on October 19, 2021. We have entered into an agreement with the sole holder of the TriState Capital Series C Perpetual Non-Cumulative Convertible Non-Voting Preferred Stock (“Series C Convertible Preferred”) pursuant to which the Series C Convertible Preferred will be converted to common shares at the prescribed exchange ratio and cashed out at $30 per share. The TriState Capital Series A Non-Cumulative Perpetual Preferred Stock and Series B Non-Cumulative Perpetual Preferred Stock will remain outstanding and will be converted into equivalent preferred stock of RJF. The transaction, which is subject to customary closing conditions, including regulatory approvals and approval by TriState Capital shareholders, is expected to close in fiscal 2022. We currently have the ability to utilize our cash on hand to fund the acquisition. See Note 3 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information.

As part of our ongoing operations, we also enter into contractual arrangements that may require future cash payments, including certificates of deposit, lease obligations and other contractual arrangements, such as for software and various services. See Notes 14 and 15 of the Notes to the Consolidated Financial Statements of this Form 10-K for information regarding our lease obligations and certificates of deposit, respectively. We have entered into investment commitments, lending commitments and other commitments to extend credit for which we are unable to reasonably predict the timing of future payments. See Note 19 of the Notes to Consolidated Financial Statements of this Form 10-K for further information.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

REGULATORY

Refer to the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in “Item 1 - Business - Regulation” of this Form 10-K.

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of September 30, 2021, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF and Raymond James Bank were categorized as “well-capitalized” as of September 30, 2021. The maintenance of certain risk-based and other regulatory capital levels could influence various capital allocation decisions impacting one or more of our businesses.  However, due to the current capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities. See Note 24 of the Notes to Consolidated Financial Statements of this Form 10-K for further information on regulatory capital requirements.

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

Valuation of financial instruments

The use of fair value to measure financial instruments, with related gains or losses recognized on our Consolidated Statements of Income and Comprehensive Income, is fundamental to our financial statements and our risk management processes. “Financial instruments” and “Financial instrument liabilities” are reflected on the Consolidated Statements of Financial Condition at fair value. Unrealized gains and losses related to these financial instruments are reflected in our net income or our other comprehensive income/(loss) (“OCI”), depending on the underlying purpose of the instrument.

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

In determining the fair value of our financial instruments, we use various valuation approaches, including market and/or income approaches. Fair value is a market-based measurement considered from the perspective of a market participant. As such, our fair value measurements reflect assumptions that we believe market participants would use in pricing the asset or liability at the measurement date. A hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the relevant observable inputs be used when available. The hierarchy is broken down into three levels: Level 1 represents unadjusted quoted prices in active markets for identical instruments; Level 2 represents valuations based on inputs other than unadjusted quoted prices in active markets, but for which all significant inputs are observable; and Level 3 consists of valuation techniques that incorporate one or more significant unobservable inputs and, therefore, requires the greatest use of judgment. The availability of observable inputs can vary from instrument to instrument and, in certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement of an instrument requires judgment and consideration of factors specific to the instrument.

The fair values for certain of our financial instruments are derived using pricing models and other valuation techniques that involve management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of our financial instruments. Financial instruments which are actively traded will

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

generally have a higher degree of price transparency than financial instruments that are less frequently traded. As a result, the valuation of certain financial instruments which are less frequently traded included management judgment in determining the relevance and reliability of market information available and are generally classified in Level 3 of the fair value hierarchy.

See Notes 2 and 4 of the Notes to Consolidated Financial Statements of this Form 10-K for further information about the level within the fair value hierarchy, specific valuation techniques and inputs, and other significant accounting policies pertaining to financial instruments at fair value.

Loss provisions

Loss provisions for legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K. In addition, refer to Note 19 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding legal and regulatory matter contingencies as of September 30, 2021.

Allowance for credit losses

We evaluate certain of our financial assets, including bank loans, to estimate an allowance for credit losses. Effective October 1, 2020, we adopted the CECL accounting guidance which changed the methodology used to measure the allowance for credit losses from an allowance based on incurred losses to an allowance based on expected credit losses over a financial asset’s lifetime. The remaining life of our financial assets is determined by considering contractual terms and expected prepayments, among other factors. We employ multiple methodologies in estimating an allowance for credit losses and our approaches differ by type of financial asset and the risk characteristics within each financial asset type. Our estimates are based on ongoing evaluations of the portfolio, the related credit risk characteristics, and the overall economic and environmental conditions affecting the financial assets. Our process for determining the allowance for credit losses includes a complex analysis of several quantitative and qualitative factors requiring significant management judgment due to matters that are inherently uncertain. This uncertainty can produce volatility in our allowance for credit losses. In addition, the allowance for credit losses could be insufficient to cover actual losses. In such an event, any losses in excess of our allowance would result in a decrease in our net income, as well as a decrease in the level of regulatory capital. See the discussion regarding our methodology in estimating the allowance for credit losses in Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K.

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

Governance

Our Board of Directors, including its Audit and Risk Committee, oversees the firm’s management and mitigation of risk, reinforcing a culture that encourages ethical conduct and risk management throughout the firm.  Senior management communicates and reinforces this culture through three lines of risk management and a number of senior-level management committees.  Our first line of risk management, which includes all of our businesses, owns its risks and is responsible for helping to identify, escalate, and mitigate risks arising from its day-to-day activities.  The second line of risk management, which includes the Compliance, Legal, and Risk Management departments, supports and provides guidance and oversight to client-facing businesses and other first-line risk management functions in identifying and mitigating risk. The second line of risk management also tests and monitors the effectiveness of controls, escalates risks when appropriate, and reports on these

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

risks.  The third line of risk management, Internal Audit, independently reviews activities conducted by the previous lines of risk management to assess their management and mitigation of risk, providing additional assurance to the Board of Directors and senior management, with a view toward enhancing our oversight, management, and mitigation of risk.

Market risk

Market risk is our risk of loss resulting from the impact of changes in market prices on our trading inventory, derivatives and investment positions. We have exposure to market risk primarily through our broker-dealer trading operations and our banking operations. Our broker-dealer subsidiaries, primarily RJ&A, act as market makers and trade debt obligations and equity securities and maintain inventories to ensure availability of securities and to facilitate client transactions. Inventory levels may fluctuate daily as a result of client demand. We also hold investments in agency-backed MBS and agency-backed CMOs within Raymond James Bank’s available-for-sale securities portfolio, and from time-to-time may hold SBA loan securitizations not yet transferred. Our primary market risks relate to interest rates, equity prices, and foreign exchange rates. Interest rate risk results from changes in levels of interest rates, the volatilities of interest rates, mortgage prepayment speeds and credit spreads. Equity risk results from changes in prices of equity securities. Foreign exchange risk results from changes in spot prices, forward prices and volatilities of foreign exchange rates.

See Notes 2, 4, 5 and 6 of the Notes to Consolidated Financial Statements of this Form 10-K for fair value and other information regarding our trading inventories, available-for-sale securities and derivative instruments.

We regularly enter into underwriting commitments and, as a result, we may be subject to market risk on any unsold shares issued in the offerings to which we are committed. Risk exposure is controlled by limiting our participation, the transaction size or through the syndication process.

The Market Risk Management department is responsible for measuring, monitoring, and reporting market risks associated with the firm’s trading and derivative portfolios. While Market Risk Management maintains ongoing communication with the revenue-generating business units, it is independent of such units.

Interest rate risk

Trading activities

We are exposed to interest rate risk as a result of our trading inventory (primarily comprised of fixed income instruments) in our Capital Markets segment. Changes in value of our trading inventory may result from fluctuations in interest rates, credit spreads, equity prices, macroeconomic factors, investor expectations or risk appetites, liquidity, as well as dynamic relationships among these factors. We actively manage interest rate risk arising from our fixed income trading securities through the use of hedging strategies utilizing U.S. Treasury securities, futures contracts, liquid spread products and derivatives.

Our primary method for controlling risks within trading inventories is through the use of dollar-based and exposure-based limits. A hierarchy of limits exists at multiple levels, including firm, business unit, desk (e.g., for equities, corporate bonds, municipal bonds), product sub-type (e.g., below-investment-grade positions) and, at times, at the individual position. For derivative positions, which are primarily comprised of interest rate swaps, we have established limits based on a number of factors, including interest rate, foreign exchange spot and forward rates, spread, ratio, basis, and volatility risk. Derivative exposures are also monitored both for the total portfolio and by maturity periods. Trading positions and derivatives are monitored against these limits through daily reports that are distributed to senior management. During volatile markets, we may temporarily reduce limits and/or choose to pare our trading inventories to reduce risk.

We monitor Value-at-Risk (“VaR”) for all of our trading portfolios on a daily basis for risk management purposes and as a result of applying the Fed’s Market Risk Rule (“MRR”) for the purpose of calculating our capital ratios. The MRR, also known as the “Risk-Based Capital Guidelines: Market Risk” rule released by the Fed, the OCC and the FDIC, requires us to calculate VaR for all of our trading portfolios, including fixed income, equity, derivatives, and foreign exchange instruments. VaR is an appropriate statistical technique for estimating potential losses in trading portfolios due to typical adverse market movements over a specified time horizon with a suitable confidence level. However, there are inherent limitations of utilizing VaR including: historical movements in markets may not accurately predict future market movements; VaR does not take into account the liquidity of individual positions; VaR does not estimate losses over longer time horizons; and extended periods of one-directional markets potentially distort risks within the portfolio. In addition, should markets become more volatile, actual trading losses may exceed VaR results presented on a single day and might accumulate over a longer time horizon. As a result, management complements VaR with sensitivity analysis and stress testing and employs additional controls such as a daily

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

review of trading results, review of aged inventory, independent review of pricing, monitoring of concentrations and review of issuer ratings.

To calculate VaR, we use models which incorporate historical simulation. This approach assumes that historical changes in market conditions, such as in interest rates and equity prices, are representative of future changes. Simulation is based on daily market data for the previous twelve months. VaR is reported at a 99% confidence level for a one-day time horizon. Assuming that future market conditions change as they have in the past twelve months, we would expect to incur losses greater than those predicted by our one-day VaR estimates about once every 100 trading days, or about three times per year on average. For regulatory capital calculation purposes, we also report VaR and Stressed VaR numbers for a ten-day time horizon. The VaR model is independently reviewed by our Model Risk Management function. See the “Model risk” section that follows for further information.

The modeling of the risk characteristics of trading positions involves a number of assumptions and approximations that management believes to be reasonable. However, there is no uniform industry methodology for estimating VaR, and different assumptions or approximations could produce materially different VaR estimates. As a result, VaR results are more reliable when used as indicators of risk levels and trends within a firm than as a basis for inferring differences in risk-taking across firms.

The following table sets forth the high, low, period-end and average daily one-day VaR for all of our trading portfolios, including fixed income and equity instruments, and for our derivatives for the periods and dates indicated.

	Year ended September 30, 2021		Period-end VaR			For the year ended September 30,
$ in millions	High	Low	September 30, 2021	September 30, 2020	$ in millions	2021	2020
Daily VaR	$11	$1	$1	$8	Average daily VaR	$4	$3

Average daily VaR was higher during fiscal 2021 compared to the prior year due to the impact of scenarios of elevated volatility as a result of the COVID-19 pandemic (which commenced in March 2020) on our VaR model during the first half of the year. However, during our fiscal third quarter of 2021, the remaining COVID-19 pandemic-related scenarios fell outside of the VaR model’s 12-month historical simulation period, resulting in period-end VaR decreasing to $1 million as of September 30, 2021 from $8 million as of September 30, 2020.

The Fed’s MRR requires us to perform daily back-testing procedures for our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income and intraday trading. Regulatory-defined daily trading losses are used to evaluate the performance of our VaR model and are not comparable to our actual daily net revenues. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the year ended September 30, 2021, our regulatory-defined daily losses in our trading portfolios did not exceed our predicted VaR.

Separately, RJF provides additional market risk disclosures to comply with the MRR, including 10-day VaR and 10-day Stressed VaR, which are available on our website at https://www.raymondjames.com/investor-relations/financial-information/filings-and-reports within “Other Reports and Information.”

Banking operations

Raymond James Bank maintains an interest-earning asset portfolio that is comprised of cash, C&I loans, commercial and residential real estate loans, REIT loans, tax-exempt loans and SBL and other loans, as well as agency-backed MBS and agency-backed CMOs (held in the available-for-sale securities portfolio), and SBA loan securitizations.  These interest-earning assets are primarily funded by client deposits.  Based on its current asset portfolio, Raymond James Bank is subject to interest rate risk.  Raymond James Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both across a range of interest rate scenarios.

One of the objectives of Raymond James Bank’s Asset and Liability Committee is to manage the sensitivity of net interest income to changes in market interest rates. This committee uses several measures to monitor and limit Raymond James Bank’s interest rate risk, including scenario analysis and economic value of equity.

To ensure that Raymond James Bank remains within its tolerances established for net interest income, a sensitivity analysis of net interest income to interest rate conditions is estimated under a variety of scenarios. We use simulation models and

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

estimation techniques to assess the sensitivity of net interest income to movements in interest rates. The model estimates the sensitivity by calculating interest income and interest expense in a dynamic balance sheet environment using current repricing, prepayment, and reinvestment of cash flow assumptions over a 12-month time horizon. Assumptions used in the model include interest rate movement, the slope of the yield curve, and balance sheet composition and growth. The model also considers interest rate-related risks such as pricing spreads, pricing of client cash accounts, and prepayments. Various interest rate scenarios are modeled in order to determine the effect those scenarios may have on net interest income.

The following table is an analysis of Raymond James Bank’s estimated net interest income over a 12-month period based on instantaneous shifts in interest rates (expressed in basis points) using our asset/liability model, which assumes that interest rates do not decline below zero. While not presented, additional rate scenarios are performed, including interest rate ramps and yield curve shifts that may more realistically mimic the speed of potential interest rate movements. We also perform simulations on time horizons of up to five years to assess longer-term impacts to various interest rate scenarios. On a quarterly basis, we test expected model results to actual performance. Additionally, any changes made to key assumptions in the model are documented and approved by Raymond James Bank’s Asset and Liability Committee.

Instantaneous changes in rate	Net interest income ($ in millions)	Projected change in net interest income
+200	$974	35%
+100	$918	28%
0	$720	—
-25	$693	(4)%

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net interest analysis” of this Form 10-K for a discussion of the impact changes in short-term interest rates could have on the firm’s operations. In addition, we utilize a hedging strategy using interest rate swaps as a result of Raymond James Bank’s asset and liability management process.  For further information regarding this hedging strategy, see Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K.

The following table shows the contractual maturities of our bank loan portfolio at September 30, 2021, including contractual principal repayments.  This table does not include any estimates of prepayments, which could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the table.

	Due in
$ in millions	One year or less	> One year – five years	> Five years	Total
C&I loans	$257	$4,663	$3,520	$8,440
CRE loans	727	1,637	508	2,872
REIT loans	168	924	20	1,112
Tax-exempt loans	—	59	1,262	1,321
Residential mortgage loans	—	6	5,312	5,318
SBL and other	6,067	39	—	6,106
Total loans held for investment	7,219	7,328	10,622	25,169
Held for sale loans	—	14	131	145
Total loans	$7,219	$7,342	$10,753	$25,314

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following table shows the distribution of the recorded investment of those bank loans that mature in more than one year between fixed and adjustable interest rate loans at September 30, 2021.

	Interest rate type
$ in millions	Fixed	Adjustable	Total
C&I loans	$303	$7,880	$8,183
CRE loans	90	2,055	2,145
REIT loans	—	944	944
Tax-exempt loans	1,321	—	1,321
Residential mortgage loans	198	5,120	5,318
SBL and other	—	39	39
Total loans held for investment	1,912	16,038	17,950
Held for sale loans	1	144	145
Total loans	$1,913	$16,182	$18,095

Contractual loan terms for C&I, CRE, REIT and residential mortgage loans may include an interest rate floor, cap and/or fixed interest rates for a certain period of time, which would impact the timing of the interest rate reset for the respective loan. See the discussion within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk - Risk monitoring process” section of this Form 10-K for additional information regarding Raymond James Bank’s interest-only residential mortgage loan portfolio.

In our available-for-sale securities portfolio, we hold primarily fixed-rate agency-backed MBS and agency-backed CMOs which are carried at fair value on our Consolidated Statements of Financial Condition, with changes in the fair value of the portfolio recorded through OCI on our Consolidated Statements of Income and Comprehensive Income. At September 30, 2021, our available-for-sale securities portfolio had a fair value of $8.32 billion with a weighted-average yield of 1.14% and a weighted-average life of approximately four years. See Note 5 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information.

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

In addition, we have a private equity portfolio, included in “Other investments” on our Consolidated Statements of Financial Condition, which is comprised of various direct investments, as well as investments in third-party private equity funds and various legacy private equity funds which we sponsor. Of the total private equity investments at September 30, 2021 of $169 million, the portion we owned was $120 million. See Note 4 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information on this portfolio.

Foreign exchange risk

We are subject to foreign exchange risk due to our investments in foreign subsidiaries, as well as transactions and resulting balances denominated in a currency other than the U.S. dollar. For example, our bank loan portfolio includes loans which are denominated in Canadian dollars, totaling $1.29 billion and $1.05 billion at September 30, 2021 and 2020, respectively, when converted to the U.S. dollar. A majority of such loans are held by Raymond James Bank’s Canadian subsidiary, which is discussed in the following sections.

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

We had foreign exchange risk in our investment in RJ Ltd. of CAD 346 million at September 30, 2021, which was not hedged. Foreign exchange gains/losses related to this investment are primarily reflected in OCI on our Consolidated Statements of

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Income and Comprehensive Income. See Note 20 of the Notes to Consolidated Financial Statements of this Form 10-K for further information regarding our components of OCI.

We also have foreign exchange risk associated with our investments in subsidiaries located in Europe. These investments are not hedged and we do not believe we had material foreign exchange risk either individually, or in the aggregate, pertaining to these subsidiaries as of September 30, 2021. As previously noted, on July 29, 2021 we announced our intention to make an offer for the entire issued and to be issued share capital of U.K.-based Charles Stanley at a price of £5.15 per share, or approximately £279 million. Prior to closing, we will use U.S. dollars to purchase the required British pounds sterling (“GBP”) to be used at closing. Upon closing, this transaction will increase our foreign exchange exposure associated with investments in subsidiaries located in Europe.

Transactions and resulting balances denominated in a currency other than the U.S. dollar

We are subject to foreign exchange risk due to our holdings of cash and certain other assets and liabilities resulting from transactions denominated in a currency other than the U.S. dollar. Any currency-related gains/losses arising from these foreign currency denominated balances are reflected in “Other” revenues in our Consolidated Statements of Income and Comprehensive Income. The foreign exchange risk associated with a portion of such transactions and balances denominated in foreign currency are mitigated utilizing short-term, forward foreign exchange contracts. Such derivatives are not designated hedges and therefore, the related gains/losses are included in “Other” revenues in our Consolidated Statements of Income and Comprehensive Income. See Note 6 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding our derivatives.

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

The initial decline in economic activity as a result of the COVID-19 pandemic caused increased credit risk particularly with regard to companies in sectors that were most significantly impacted by the economic disruption. The speed and magnitude in which various sectors have recovered since the onset of the pandemic has been continually evolving. Given the stresses on certain of our clients’ liquidity, we enhanced our credit monitoring activities, with an increased focus on monitoring our credit exposures and counterparty credit risk. In addition, since the onset of the COVID-19 pandemic, Raymond James Bank has enacted risk mitigation strategies including, but not limited to, the sale of loans in those sectors with a high likelihood of adverse impact arising from the pandemic. Although economic conditions have generally improved, we have maintained our increased focus on monitoring our credit exposures and counterparty credit risk.

Brokerage activities

We are engaged in various trading and brokerage activities in which our counterparties primarily include broker-dealers, banks and other financial institutions. We are exposed to risk that these counterparties may not fulfill their obligations. In addition, certain commitments, including underwritings, may create exposure to individual issuers and businesses. The risk of default depends on the creditworthiness of the counterparty and/or the issuer of the instrument. In addition, we may be subject to concentration risk if we hold large positions in or have large commitments to a single counterparty, borrower, or group of similar counterparties or borrowers (e.g., in the same industry). We seek to mitigate these risks by imposing and monitoring individual and aggregate position limits within each business segment for each counterparty, conducting regular credit reviews of financial counterparties, reviewing security and loan concentrations, holding and calculating the fair value of collateral on certain transactions and conducting business through clearing organizations, which may guarantee performance. See Notes 2, 6 and 7 of the Notes to Consolidated Financial Statements of this Form 10-K for further information about our credit risk mitigation related to derivatives and collateralized agreements.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

purchase, we are at some risk that the client will default on their financial obligation associated with the trade. If this occurs, we may have to liquidate the position at a loss.

We offer loans to financial advisors for recruiting and retention purposes. We have credit risk and may incur a loss primarily in the event that such borrower is no longer affiliated with us. See Notes 2 and 9 of the Notes to Consolidated Financial Statements of this Form 10-K for further information about our loans to financial advisors.

Banking activities

Raymond James Bank has a substantial loan portfolio.  While our bank loan portfolio is diversified, a significant downturn in the overall economy, such as that experienced in our fiscal year 2020 as a result of the COVID-19 pandemic, deterioration in real estate values or a significant issue within any sector or sectors where we have a concentration will generally result in large provisions for credit losses and/or charge-offs. Conversely, should the economy recover at a faster pace than initially forecasted, or the negative impact of the significant downturn event be less than originally projected, we may experience a benefit for credit losses and/or recovery of amounts previously charged off, the timing and magnitude of which can be uncertain. We determine the allowance required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, we evaluate our methods for determining the allowance for each class of loans and make enhancements we consider appropriate.

Our strategy for credit risk management related to bank loans includes well-defined credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all corporate, tax-exempt, residential, SBL and other credit exposures. The strategy also includes diversification on a geographic, industry and client level, regular credit examinations and management reviews of all corporate and tax-exempt loans as well as individual delinquent residential loans. The credit risk management process also includes an annual independent review of the credit risk monitoring process that performs assessments of compliance with credit policies, risk ratings, and other critical credit information. We seek to identify potential problem loans early, record any necessary risk rating changes and charge-offs promptly, and maintain appropriate reserve levels for expected losses. We utilize a comprehensive credit risk rating system to measure the credit quality of individual corporate and tax-exempt loans and related unfunded lending commitments, including the probability of default and/or loss given default of each corporate and tax-exempt loan and commitment outstanding. For our SBL and residential mortgage loans, we utilize the credit risk rating system used by bank regulators in measuring the credit quality of each homogeneous class of loans.

Our allowance for credit losses methodology is described in Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K. As our bank loan portfolio is segregated into six portfolio segments, likewise, the allowance for credit losses is segregated by these same segments.  The risk characteristics relevant to each portfolio segment are as follows.

C&I: Loans in this segment are made to businesses and are generally secured by all assets of the business.  Repayment is expected from the cash flows of the respective business.  Unfavorable economic and political conditions, including the resultant decrease in consumer or business spending, may have an adverse effect on the credit quality of loans in this segment.

CRE: Loans in this segment are primarily secured by income-producing properties.  For owner-occupied properties, the cash flows are derived from the operations of the business, and the underlying cash flows may be adversely affected by the deterioration in the financial condition of the operating business.  The underlying cash flows generated by non-owner-occupied properties may be adversely affected by increased vacancy and rental rates, which are monitored on a quarterly basis.  This portfolio segment includes CRE construction loans which also look at other risks such as project budget overruns and performance variables related to the contractor and subcontractors. With respect to commercial construction of residential developments, there is also the risk that the builder has a geographical concentration of developments. Adverse information arising from any of these factors may have a negative effect on the credit quality of loans in this segment.

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

Residential mortgage (includes home equity loans/lines): All of our residential mortgage loans adhere to stringent underwriting parameters pertaining to credit score and credit history, debt-to-income ratio of borrower, loan-to-value (“LTV”), and combined LTV (including second mortgage/home equity loans).  We do not originate or purchase adjustable rate mortgage (“ARM”) loans with negative amortization, reverse mortgages, or loans to subprime borrowers.  Loans with deeply discounted teaser rates are also not originated or purchased.  All loans in this segment are collateralized by residential real estate and repayment is primarily dependent on the credit quality of the individual borrower.  A decline in the strength of the economy, particularly unemployment rates and housing prices, among other factors, could have a significant effect on the credit quality of loans in this segment.

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

In evaluating credit risk, we consider trends in loan performance, the level of allowance coverage relative to similar banking institutions, industry or client concentrations, the loan portfolio composition and macroeconomic factors (both current and forecasted). These factors have a potentially negative impact on loan performance and net charge-offs.

Our allowance for credit losses as of September 30, 2021 was determined under the CECL model due to our October 1, 2020 adoption of the standard. See Notes 2 and 8 of the Notes to Consolidated Financial Statements of this Form 10-K for further information. Our allowance for credit losses, as well as our methodologies and assumptions used in estimating the allowance, are regularly evaluated to determine if our methods and estimates continue to be appropriate for each class of loans, with adjustments made on a quarterly basis. Several factors were taken into consideration in evaluating the allowance for credit losses at September 30, 2021, including loan and borrower characteristics, such as internal risk ratings, delinquency status, collateral type and the remaining term of the loan adjusted for expected prepayments. In addition, the estimate of credit losses considered the relatively small amount of net charge-offs during the period, the level of nonperforming loans, and the impact of the COVID-19 pandemic. We also considered the uncertainty related to certain industry sectors, including commercial real estate, and the extent of credit exposure to specific borrowers within the portfolio. Finally, we considered current economic conditions that might impact the portfolio. We continue to assess the impact of both the COVID-19 pandemic and the economic recovery therefrom, as new information becomes available regarding the financial repercussions to our borrowers, the risk ratings for individual loans will be updated and the allowance will be adjusted accordingly.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following table presents our changes in the allowance for credit losses related to our bank loan portfolio.

	Year ended September 30,
$ in millions	2021	2020	2019	2018	2017
Allowance for credit losses beginning of year	$354	$218	$203	$190	$197
Impact of CECL Adoption	9	—	—	—	—
Provision/(benefit) for credit losses	(32)	233	22	20	13
Charge-offs:
C&I loans	(4)	(96)	(2)	(10)	(26)
CRE loans	(10)	(2)	(5)	—	—
REIT loans	—	(2)	—	—	—
Residential mortgage loans	—	—	(1)	—	(1)
Total charge-offs	(14)	(100)	(8)	(10)	(27)
Recoveries:
CRE loans	—	—	—	—	5
Residential mortgage loans	1	2	2	2	1
Total recoveries	1	2	2	2	6
Net charge-offs	(13)	(98)	(6)	(8)	(21)
Foreign exchange translation adjustment	2	1	(1)	1	1
Allowance for credit losses end of year (1)	$320	$354	$218	$203	$190
Allowance for credit losses as a % of total bank loans held for investment	1.27%	1.65%	1.04%	1.04%	1.11%
(1) The allowance for credit losses at September 30, 2021 was computed under the CECL methodology, while the prior years were computed under the incurred loss methodology.

See further explanation of the current year benefit for credit losses in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Raymond James Bank” of this Form 10-K.

The level of charge-off activity is a factor that is considered in evaluating the potential severity of future credit losses. The following tables present net loan (charge-offs)/recoveries and the percentage of net loan (charge-offs)/recoveries to the average outstanding loan balances by loan portfolio segment.

	Year ended September 30,
	2021		2020		2019
$ in millions	Net loan (charge-off)/recovery amount (1)	% of avg. outstanding loans	Net loan (charge-off)/recovery amount (1)	% of avg. outstanding loans	Net loan (charge-off)/recovery amount (1)	% of avg. outstanding loans
C&I loans	$(4)	0.05%	$(96)	1.22%	$(2)	0.02%
CRE loans	(10)	0.37%	(2)	0.08%	(5)	0.22%
REIT loans	—	—%	(2)	0.15%	—	—%
Residential mortgage loans	1	0.02%	2	0.04%	1	0.02%
Total	$(13)	0.06%	$(98)	0.45%	$(6)	0.03%

	Year ended September 30,
	2018		2017
$ in millions	Net loan (charge-off)/recovery amount (1)	% of avg. outstanding loans	Net loan (charge-off)/recovery amount (1)	% of avg. outstanding loans
C&I loans	$(10)	0.13%	$(26)	0.36%
CRE loans	—	—%	5	0.30%
Residential mortgage loans	2	0.06%	—	—%
Total	$(8)	0.04%	$(21)	0.13%

(1)    Charge-offs related to loan sales amounted to $4 million, $87 million, $2 million, $9 million and $26 million for the years ended September 30, 2021, 2020, 2019, 2018, and 2017, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The level of nonperforming loans is another indicator of potential future credit losses. The following tables present the nonperforming loans balance and total allowance for credit losses for the periods presented.

	September 30,
	2021		2020		2019
$ in millions	Nonperforming loan balance	Allowance for credit losses balance (1)	Nonperforming loan balance	Allowance for credit losses balance (1)	Nonperforming loan balance	Allowance for credit losses balance (1)
C&I loans	$39	$191	$2	$200	$19	$139
CRE loans	20	66	14	81	8	34
REIT loans	—	22	—	36	—	15
Tax-exempt loans	—	2	—	14	—	9
Residential mortgage loans	15	35	14	18	16	16
SBL and other	—	4	—	5	—	5
Total nonperforming loans held for investment (2)	$74	$320	$30	$354	$43	$218
Total nonperforming loans as a % of total bank loans	0.29%		0.14%		0.21%
(1) The allowance for credit losses at September 30, 2021 was computed under the CECL methodology, while the prior years were computed under the incurred loss methodology.
(2)     Total nonperforming loans held for investment at September 30, 2021 included $61 million of nonperforming loans which were current pursuant to their contractual terms, including a $39 million C&I loan.

	September 30,
	2018		2017
$ in millions	Nonperforming loan balance	Allowance for credit losses balance (1)	Nonperforming loan balance	Allowance for credit losses balance (1)
C&I loans	$2	$123	$5	$120
CRE loans	—	33	—	28
REIT loans	—	17	—	15
Tax-exempt loans	—	9	—	6
Residential mortgage loans	23	17	34	17
SBL and other	—	4	—	4
Total nonperforming loans held for investment	$25	$203	$39	$190
Total nonperforming loans as a % of total bank loans	0.12%		0.23%
(1) The allowance for credit losses at September 30, 2021 was computed under the CECL methodology, while the prior years were computed under the incurred loss methodology.

The nonperforming loan balances in the preceding table exclude $8 million, $10 million, $12 million, $12 million and $14 million as of September 30, 2021, 2020, 2019, 2018, and 2017, respectively, of residential TDRs which were returned to accrual status in accordance with our policy.

The following table presents total nonperforming assets, including the nonperforming loans in the preceding table and other real estate acquired in the settlement of residential mortgages, as a percentage of Raymond James Bank’s total assets.

	Year ended September 30,
$ in millions	2021	2020	2019	2018	2017
Total nonperforming assets (1)	$74	$32	$46	$28	$44
Total nonperforming assets as a % of Raymond James Bank’s total assets	0.20%	0.10%	0.18%	0.12%	0.21%
(1) Total nonperforming assets at September 30, 2021 included $61 million of nonperforming loans which were current pursuant to their contractual terms, including a $39 million C&I loan.

Although our nonperforming assets as a percentage of Raymond James Bank’s assets remained low as of September 30, 2021, prolonged market deterioration could result in an increase in our nonperforming assets, an increase in our allowance for credit losses and/or an increase in net charge-offs in future periods, although the extent will depend on future developments that are highly uncertain.

See Note 8 in the Notes to the Consolidated Financial Statements of this Form 10-K for loan categories as a percentage of total bank loans.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

We have received requests from certain borrowers for forbearance, which is generally a short-term deferral of their loan payments or modification of certain covenant terms driven or exacerbated by the economic impacts of the COVID-19 pandemic. Based on the amortized costs, approximately $13 million and $3 million of our corporate and residential loans, respectively, were in active forbearance as of September 30, 2021. As certain borrowers exit forbearance, we have received requests for loan modifications, including repayment plans. In accordance with the CARES Act and the Consolidated Appropriations Act, 2021, we are not applying TDR classification to any COVID-19 related loan modifications performed from March 1, 2020 through December 31, 2021, to borrowers who were current as of December 31, 2019. As of September 30, 2021, we had residential loans of $10 million for which the borrower had requested a loan modification, where the request had been initiated but not completed or approved. As the delinquency status is not affected for loans that are in active forbearance or for loan modifications that have not yet been approved, the recognition of charge-offs, delinquencies, and nonaccrual status could be delayed for those borrowers who would have otherwise moved into past due or nonaccrual status. Forbearance and modification requests have continued to decline and the majority of the borrowers that have exited forbearance but have not requested loan modifications, have become current on their principal and interest payments.

Loan underwriting policies

A component of Raymond James Bank’s credit risk management strategy is conservative, well-defined policies and procedures. Raymond James Bank’s underwriting policies for the major types of loans are described in the following sections.

Residential mortgage and SBL and other loan portfolios

Our residential mortgage loan portfolio consists of first mortgage loans originated by us via referrals from our PCG financial advisors and the general public, as well as first mortgage loans purchased by us. All of our residential mortgage loans adhere to strict underwriting parameters pertaining to credit score and credit history, debt-to-income ratio of the borrower, LTV and combined LTV (including second mortgage/home equity loans). As of September 30, 2021, 96% of the residential mortgage loan portfolio consisted of owner-occupant borrowers (75% for their primary residences and 21% for second home residences). Approximately 37% of the first lien residential mortgage loans were ARM loans, which receive interest-only payments based on a fixed rate for an initial period of the loan and then become fully amortizing, subject to annual and lifetime interest rate caps. A significant portion of our originated 15 or 30-year fixed-rate mortgage loans are sold in the secondary market.

Our SBL and other portfolio is primarily comprised of loans fully collateralized by client’s marketable securities and represented 24% of our total loan portfolio as of September 30, 2021. The underwriting policy for the SBL and other portfolio primarily includes a review of collateral, including LTV, and a review of repayment history.

While we have chosen not to participate in any government-sponsored loan modification programs, our loan modification policy takes into consideration some of the programs’ parameters and supports every effort to assist borrowers within the guidelines of safety and soundness. In general, we consider the qualification terms outlined in the government-sponsored programs as well as the affordability test and other factors. We retain flexibility to determine the appropriate modification structure and required documentation to support the borrower’s current financial situation before approving a modification. Short sales are also used by us to mitigate credit losses.

Corporate and tax-exempt loan portfolios

Our corporate and tax-exempt loan portfolios were comprised of approximately 500 borrowers, the majority of which are underwritten, managed and reviewed at our corporate headquarters location, which facilitates close monitoring of the portfolio by credit risk personnel, relationship officers and senior bank executives. Our corporate loan portfolio is diversified among a number of industries in both the U.S. and Canada and is comprised of project finance real estate loans, commercial lines of credit and term loans, the majority of which are participations in Shared National Credit (“SNC”) or other large syndicated loans, and tax-exempt loans. We are sometimes involved in the syndication of the loan at inception and some of these loans have been purchased in secondary trading markets. The remainder of the corporate loan portfolio is comprised of smaller participations and direct loans. There are no subordinated loans or mezzanine financings in the corporate loan portfolio. Our tax-exempt loans are long-term loans to governmental and nonprofit entities. These loans generally have lower overall credit risk, but are subject to other risks that are not usually present with corporate clients, including the risk associated with the constituency served by a local government and the risk in ensuring an obligation has appropriate tax treatment.

Regardless of the source, all corporate and tax-exempt loans are independently underwritten to our credit policies and are subject to approval by a loan committee, and credit quality is monitored on an ongoing basis by our lending staff. Our credit policies include criteria related to LTV limits based upon property type, single borrower loan limits, loan term and structure parameters (including guidance on leverage, debt service coverage ratios and debt repayment ability), industry concentration

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

limits, secondary sources of repayment, municipality demographics, and other criteria. A large portion of our corporate loans are to borrowers in industries in which we have expertise through coverage provided by our Capital Markets research analysts. Approximately half of our corporate borrowers are public companies. Our corporate loans are generally secured by all assets of the borrower, in some instances are secured by mortgages on specific real estate, and with respect to tax-exempt loans, are generally secured by a pledge of revenue. In a limited number of transactions, loans in the portfolio are extended on an unsecured basis. In addition, corporate and tax-exempt loans are subject to regulatory review.

Risk monitoring process

Another component of credit risk strategy for our bank loan portfolio is the ongoing risk monitoring and review processes, including our internal loan review process, for all residential, SBL, corporate and tax-exempt credit exposures, as well as our rigorous processes to manage and limit credit losses arising from loan delinquencies.  There are various other factors included in these processes, depending on the loan portfolio.

Residential mortgage and SBL and other loan portfolios

The collateral securing our SBL and other portfolio is monitored on a recurring basis, with marketable collateral monitored on a daily basis. Collateral adjustments, as triggered by our monitoring procedures, are made by the borrower as necessary to ensure our loans are adequately secured, resulting in minimizing our credit risk. Collateral calls have been minimal relative to our SBL and other portfolio with no losses incurred to date.

We track and review many factors to monitor credit risk in our residential mortgage loan portfolio. The factors include, but are not limited to: loan performance trends, loan product parameters and qualification requirements, borrower credit scores, level of documentation, loan purpose, geographic concentrations, average loan size, risk rating and LTV ratios.  See Note 8 in the Notes to Consolidated Financial Statements of this Form 10-K for additional information.

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

	Amount of delinquent residential loans			Delinquent residential loans as a percentage of outstanding loan balances
$ in millions	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
September 30, 2021	$4	$6	$10	0.08%	0.11%	0.19%
September 30, 2020	$3	$7	$10	0.06%	0.14%	0.20%

Our September 30, 2021 percentage compares favorably to the national average for over 30 day delinquencies of 2.67%, as most recently reported by the Fed.

To manage and limit credit losses, we maintain a rigorous process to manage our loan delinquencies. With all residential first mortgages serviced by a third party, the primary collection effort resides with the servicer. Our personnel direct and actively monitor the servicers’ efforts through extensive communications regarding individual loan status changes and requirements of timely and appropriate collection or property management actions and reporting, including management of third parties used in the collection process (e.g., appraisers, attorneys, etc.). Additionally, every residential mortgage loan over 60 days past due is reviewed by our personnel monthly and documented in a written report detailing delinquency information, balances, collection status, appraised value, and other data points. Our senior management meets quarterly to discuss the status, collection strategy and charge-off recommendations on every residential mortgage loan over 60 days past due. Updated collateral valuations are obtained for loans over 90 days past due and charge-offs are taken on individual loans based on these valuations.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Credit risk is also managed by diversifying the residential mortgage portfolio. Most of the loans in our residential loan portfolio are to PCG clients across the U.S. The following table details the geographic concentrations (top five states) of our one-to-four family residential mortgage loans.

	September 30, 2021
	Loans outstanding as a % of total residential mortgage loans	Loans outstanding as a % of total bank loans
CA	25.6%	5.4%
FL	17.6%	3.7%
TX	8.8%	1.9%
NY	7.9%	1.7%
CO	4.0%	0.8%

Loans where borrowers may be subject to payment increases include ARM loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At September 30, 2021 and 2020, these loans totaled $1.97 billion and $1.67 billion, respectively, or approximately 37% and 34% of the residential mortgage portfolio, respectively.  The weighted-average number of years before the remainder of the loans, which were still in their interest-only period at September 30, 2021, begins amortizing is 6 years.

Corporate and tax-exempt loans

Credit risk in our corporate and tax-exempt loan portfolios is monitored on an individual loan basis for trends in borrower operating performance, payment history, credit ratings, collateral performance, loan covenant compliance, semi-annual SNC exam results, municipality demographics and other factors including industry performance and concentrations. As part of the credit review process, the loan grade is reviewed at least quarterly to confirm the appropriate risk rating for each credit. The individual loan ratings resulting from the SNC exams are incorporated in our internal loan ratings when the ratings are received. If the SNC rating is lower on an individual loan than our internal rating, the loan is downgraded. While we consider historical SNC exam results in our loan ratings methodology, differences between the SNC exam and internal ratings on individual loans typically arise due to subjectivity of the loan classification process. Downgrades resulting from these differences may result in additional provisions for credit losses in periods when SNC exam results are received. The majority of our tax-exempt loan portfolio is comprised of loans to investment-grade borrowers. See Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information on our allowance for credit losses policies.

Credit risk is managed by diversifying the corporate bank loan portfolio. Our corporate bank loan portfolio does not contain a significant concentration in any single industry. The following table details the industry concentrations (top five categories) of our corporate bank loans.

	September 30, 2021
	Loans outstanding as a % of total corporate bank loans	Loans outstanding as a % of total bank loans
Office real estate	7.4%	3.6%
Consumer products and services	6.8%	3.4%
Business systems and services	6.7%	3.3%
Automotive/transportation	6.3%	3.1%
Multi-family	5.9%	2.9%

The COVID-19 pandemic negatively impacted our corporate loan portfolio in fiscal 2020. Although economic conditions have improved and we reduced our exposure and revised our credit limits related to sectors that we believe to be most vulnerable to the COVID-19 pandemic, such as the energy, airlines, entertainment and leisure, restaurant and gaming sectors, we may experience further losses on our remaining loans to borrowers in these sectors, particularly if economic conditions do not continue to improve in the future. In addition, we continue to monitor our exposure to office real estate, where trends have changed rapidly and possibly permanently as a result of the COVID-19 pandemic, and may experience additional losses on loans in this sector in the future. We may also experience further losses on corporate loans in other industries as a direct or indirect result of the pandemic, including on our CRE loans secured by retail and hospitality properties.

Liquidity risk

See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” of this Form 10-K for information regarding our liquidity and how we manage liquidity risk.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes including cybersecurity incidents (see “Item 1A - Risk Factors” of this Form 10-K for a discussion of certain cybersecurity risks). These risks are less direct than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes and complexity. We operate different businesses in diverse markets and are reliant on the ability of our employees and systems to process a large number of transactions. In the event of a breakdown or improper operation of systems or improper action by employees, we could suffer financial loss, regulatory sanctions and damage to our reputation. In order to mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization and within such departments as Finance, Operations, Information Technology, Legal, Compliance, Risk Management and Internal Audit. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our various businesses are operating within established corporate policies and limits. In addition, we have created business continuity plans for critical systems, and redundancies are built into the systems as deemed appropriate.

We have an Operational Risk Management Committee comprised of members of senior management, which reviews and addresses operational risks across our businesses. The committee establishes risk appetite levels for major operational risks, monitors operating unit performance for adherence to defined risk tolerances, and establishes policies for risk management at the enterprise level.

In response to the COVID-19 pandemic, we activated and successfully executed on our business continuity protocols and continue to monitor the COVID-19 pandemic under such protocols. We have endeavored to protect the health and well-being of our associates and our clients while ensuring the continuity of business operations for our clients. As a result, a substantial portion of our associates continue to work remotely. The firm continues to monitor conditions and has developed and is implementing a phased approach to reopening our offices which complies with all applicable laws, regulations, and CDC guidelines. As of September 30, 2021, we had reopened most of our offices in a limited capacity and have been operating under strict public health and safety protocols in such locations. We are planning for a full return to office in the second quarter of our fiscal 2022, which will include more work location flexibility for our associates; however, disruptions caused by variants may impact the timing of the implementation of these plans. Periods of severe market volatility, such as those that arose most notably in fiscal 2020 in response to the onset of the COVID-19 pandemic, can result in a significantly higher level of transactions on specific days and other activity which may present operational challenges from time to time that may result in losses. These losses can result from, but are not limited to, trade errors, failed transaction settlements, late collateral calls to borrowers and counterparties, or interruptions to our system processing. We did not incur any significant losses related to such operational challenges during the year ended September 30, 2021.

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

Model risk

Model risk refers to the possibility of unintended business outcomes arising from the design, implementation or use of models. Models are used throughout the firm for a variety of purposes such as the valuation of financial instruments, the calculation of our allowance for credit losses, assessing risk, stress testing, and to assist in making certain business decisions. Model risk includes the potential risk that management makes incorrect decisions based upon either incorrect model results or incorrect understanding and use of model results. Model risk may also occur when model outputs differ from the expected result. Model errors or misuse could result in significant financial loss, inaccurate financial or regulatory reporting, misaligned business strategies or damage to our reputation.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Raymond James Financial, Inc. and subsidiaries (the Company) as of September 30, 2021 and 2020, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended September 30, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 23, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the allowance for credit losses related to the commercial and industrial (C&I), real estate investment trust (REIT) and the commercial real estate (CRE) portfolio segments that are collectively evaluated for impairment

As discussed in Note 2 and Note 8 to the consolidated financial statements, the Company’s allowance for credit losses on Bank loans was $320 million as of September 30, 2021, a portion of which related to the allowance for credit losses (ACL) on C&I, REIT and CRE portfolio segments evaluated on a collective basis (the collective ACL). The Company estimates the collective ACL using a current expected credit losses methodology which is based on relevant information about historical losses, current conditions, and reasonable and supportable forecasts of economic conditions that affect the collectability of loan balances. The collective ACL is a product of multiplying the Company’s estimates of probability of default (PD), loss given default (LGD) and exposure at default. The Company uses third-party historical information combined with macroeconomic variables over the reasonable and supportable forecast periods based on a single economic forecast scenario to estimate the PDs and LGDs. After the reasonable and supportable forecast periods, for C&I and REIT portfolio segments, the Company reverts to historical loss information over a one-year period using a straight-line reversion approach. For the CRE portfolio segment, the Company incorporates a reasonable and supportable forecast of various macroeconomic variables over the remaining life of the assets. The estimated PDs and LGDs are applied to estimated exposure at default considering the contractual loan term adjusted for expected prepayments to estimate expected losses. Adjustments are made to the collective ACL to reflect certain qualitative factors that are not incorporated into the quantitative models and related estimate.

We identified the assessment of the September 30, 2021 collective ACL on Bank loans related to the C&I, REIT and CRE portfolio segments as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the September 30, 2021 collective ACL methodology, including the methods and models used to estimate the PDs and LGDs and their significant assumptions. Such significant assumptions included portfolio segmentation, risk ratings, the selection of the single economic forecast scenario and macroeconomic variables, the reasonable and supportable forecast periods and the reversion periods, and third-party historical information. The assessment also included the evaluation of the qualitative factors by portfolio segment. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the September 30, 2021 collective ACL estimate on Bank loans related to the C&I, REIT and CRE portfolio segments, including controls over the:
•development of the collective ACL methodology on Bank loans related to the C&I, REIT and CRE portfolio segments
•development of the PD and LGD models
•identification and determination of the significant assumptions used in the PD and LGD models
•development of the qualitative methodology and factors
•performance monitoring of the PD and LGD models
•analysis of the collective ACL on Bank loans related to the C&I, REIT and CRE portfolio segments results, trends, and ratios.

We evaluated the Company’s process to develop the September 30, 2021 collective ACL estimate on Bank loans related to the C&I, REIT and CRE portfolio segments by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the development and performance testing of the PD and LGD models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance of the PD and LGD models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the selection of the economic forecast scenario and underlying macroeconomic variables by comparing it to the Company’s business environment and relevant industry practices
•evaluating the length of the reasonable and supportable forecast periods and the reversion periods by comparing them to specific portfolio segment risk characteristics and trends
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
•evaluating the relevance of third-party historical information by comparing to specific portfolio segment risk characteristics
•performing credit file reviews on a selection of loans to assess loan characteristics or risk ratings by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral and
•evaluating the methodology used to develop the qualitative factors and the effect of those factors on the allowance for credit losses on Bank loans compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative models.

We also assessed the sufficiency of the audit evidence obtained related to the September 30, 2021 collective ACL estimate on Bank loans related to the C&I, REIT and CRE portfolio segments by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices and
•potential bias in the accounting estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2001.

Tampa, Florida
November 23, 2021

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	September 30,
$ in millions, except per share amounts	2021	2020
Assets:
Cash and cash equivalents	$7,201	$5,390
Assets segregated for regulatory purposes and restricted cash ($2,100 and $0 at fair value)	11,348	4,244
Collateralized agreements	480	422
Financial instruments, at fair value:
Trading assets ($326 and $265 pledged as collateral)	610	513
Available-for-sale securities ($20 and $23 pledged as collateral)	8,315	7,650
Derivative assets	255	438
Other investments ($22 and $37 pledged as collateral)	357	334
Brokerage client receivables, net	2,831	2,435
Other receivables, net	999	927
Bank loans, net	24,994	21,195
Loans to financial advisors, net	1,057	1,012
Deferred income taxes, net	305	262
Goodwill and identifiable intangible assets, net	882	600
Other assets	2,257	2,060
Total assets	$61,891	$47,482

Liabilities and shareholders’ equity:
Bank deposits	$32,495	$26,801
Collateralized financings	277	250
Financial instrument liabilities, at fair value:
Trading liabilities	176	240
Derivative liabilities	228	393
Brokerage client payables	13,991	6,792
Accrued compensation, commissions and benefits	1,825	1,384
Other payables	1,701	1,513
Other borrowings	858	888
Senior notes payable	2,037	2,045
Total liabilities	53,588	40,306
Commitments and contingencies (see Note 19)
Shareholders’ equity
Preferred stock; $.10 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock; $.01 par value; 350,000,000 shares authorized; 239,062,254 and 238,510,737 shares issued as of September 30, 2021 and 2020, respectively, and 205,738,821 and 204,834,839 shares outstanding as of September 30, 2021 and 2020, respectively	2	2
Additional paid-in capital	2,088	2,007
Retained earnings	7,633	6,484
Treasury stock, at cost; 33,323,433 and 33,675,898 common shares as of September 30, 2021 and 2020, respectively	(1,437)	(1,390)
Accumulated other comprehensive income/(loss)	(41)	11
Total equity attributable to Raymond James Financial, Inc.	8,245	7,114
Noncontrolling interests	58	62
Total shareholders’ equity	8,303	7,176
Total liabilities and shareholders’ equity	$61,891	$47,482

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended September 30,
in millions, except per share amounts	2021	2020	2019
Revenues:
Asset management and related administrative fees	$4,868	$3,834	$3,451
Brokerage revenues:
Securities commissions	1,651	1,468	1,450
Principal transactions	561	488	357
Total brokerage revenues	2,212	1,956	1,807
Account and service fees	635	624	738
Investment banking	1,143	650	596
Interest income	823	1,000	1,281
Other	229	104	150
Total revenues	9,910	8,168	8,023
Interest expense	(150)	(178)	(283)
Net revenues	9,760	7,990	7,740
Non-interest expenses:
Compensation, commissions and benefits	6,583	5,465	5,087
Non-compensation expenses:
Communications and information processing	429	393	373
Occupancy and equipment	232	225	218
Business development	111	134	194
Investment sub-advisory fees	130	101	94
Professional fees	112	91	85
Bank loan provision/(benefit) for credit losses	(32)	233	22
Losses on extinguishment of debt	98	—	—
Acquisition and disposition-related expenses	19	7	15
Reduction in workforce expenses	—	46	—
Other	287	243	277
Total non-compensation expenses	1,386	1,473	1,278
Total non-interest expenses	7,969	6,938	6,365
Pre-tax income	1,791	1,052	1,375
Provision for income taxes	388	234	341
Net income	$1,403	$818	$1,034

Earnings per common share – basic	$6.81	$3.96	$4.88
Earnings per common share – diluted	$6.63	$3.88	$4.78
Weighted-average common shares outstanding – basic	205.7	206.4	211.5
Weighted-average common and common equivalent shares outstanding – diluted	211.2	210.3	216.0

Net income	$1,403	$818	$1,034
Other comprehensive income/(loss), net of tax:
Available-for-sale securities	(94)	68	71
Currency translations, net of the impact of net investment hedges	16	—	(2)
Cash flow hedges	26	(34)	(61)
Total other comprehensive income/(loss), net of tax	(52)	34	8
Total comprehensive income	$1,351	$852	$1,042

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
	Year ended September 30,
$ in millions, except per share amounts	2021	2020	2019
Common stock, par value $.01 per share:
Balance beginning of year	$2	$2	$2
Share issuances	—	—	—
Issuance of shares for stock split	1	—	—
Other	(1)	—	—
Balance end of year	2	2	2

Additional paid-in capital:
Balance beginning of year	2,007	1,938	1,808
Employee stock purchases	32	36	34
Vesting of restricted stock units and exercise of stock options, net of forfeitures	(77)	(80)	21
Restricted stock, stock option and restricted stock unit expense	126	113	107
Acquisition of noncontrolling interest and other	1	—	(32)
Issuance of shares for stock split	(1)	—	—
Balance end of year	2,088	2,007	1,938

Retained earnings:
Balance beginning of year	6,484	5,874	5,032
Cumulative adjustments for changes in accounting principles	(35)	—	4
Net income attributable to Raymond James Financial, Inc.	1,403	818	1,034
Cash dividends declared (see Note 25)	(219)	(208)	(196)
Balance end of year	7,633	6,484	5,874

Treasury stock:
Balance beginning of year	(1,390)	(1,210)	(447)
Purchases/surrenders	(128)	(273)	(759)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	81	93	(4)
Balance end of year	(1,437)	(1,390)	(1,210)

Accumulated other comprehensive income/(loss):
Balance beginning of year	11	(23)	(27)
Other comprehensive income/(loss), net of tax	(52)	34	8
Other	—	—	(4)
Balance end of year	(41)	11	(23)
Total equity attributable to Raymond James Financial, Inc.	$8,245	$7,114	$6,581

Noncontrolling interests:
Balance beginning of year	$62	$62	$84
Net income/(loss) attributable to noncontrolling interests	23	(26)	(14)
Other	(27)	26	(8)
Balance end of year	58	62	62
Total shareholders’ equity	$8,303	$7,176	$6,643
See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
$ in millions	2021	2020	2019
Cash flows from operating activities:
Net income	$1,403	$818	$1,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134	119	112
Deferred income taxes	(37)	(39)	(23)
Premium and discount amortization on available-for-sale securities and net gain/loss on other investments	15	57	14
Provisions/(benefits) for credit losses and legal and regulatory proceedings	(20)	257	59
Share-based compensation expense	132	120	112
Unrealized gain on company-owned life insurance policies, net of expenses	(150)	(46)	(10)
Losses on extinguishment of debt	98	—	—
Goodwill impairment	—	—	19
Other	66	92	51
Net change in:
Assets segregated for regulatory purposes excluding cash and cash equivalents	(2,100)	—	—
Collateralized agreements, net of collateralized financings	(29)	(55)	(101)
Loans provided to financial advisors, net of repayments	(90)	(49)	(79)
Brokerage client receivables and other receivables, net	(420)	127	682
Trading instruments, net	(141)	150	41
Derivative instruments, net	53	(51)	(144)
Other assets	16	(13)	(71)
Brokerage client payables and other payables	7,284	2,486	(1,231)
Accrued compensation, commissions and benefits	416	70	80
Purchases and originations of loans held for sale, net of proceeds from sales of securitizations and loans held for sale	(5)	11	32
Net cash provided by operating activities	6,625	4,054	577

Cash flows from investing activities:
Increase in bank loans, net	(4,027)	(1,136)	(1,605)
Proceeds from sales of loans held for investment	287	634	235
Purchases of available-for-sale securities	(4,218)	(5,710)	(1,027)
Available-for-sale securities maturations, repayments and redemptions	2,181	1,188	644
Proceeds from sales of available-for-sale securities	969	222	—
Business acquisitions, net of cash acquired	(266)	(5)	(5)
Additions to property and equipment	(74)	(124)	(138)
Other investing activities, net	8	(54)	(1)
Net cash used in investing activities	(5,140)	(4,985)	(1,897)

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended September 30,
$ in millions	2021	2020	2019
Cash flows from financing activities:
Increase in bank deposits	5,694	4,520	2,339
Purchases of treasury stock	(128)	(272)	(778)
Dividends on common stock	(218)	(205)	(191)
Exercise of stock options and employee stock purchases	53	62	65
Proceeds from senior notes issuances, net of debt issuance costs paid	737	494	—
Extinguishment of senior notes payable	(844)	—	—
Proceeds from Federal Home Loan Bank advances	—	850	850
Repayments of Federal Home Loan Bank advances and other borrowed funds	(31)	(855)	(855)
Proceeds from borrowings on the RJF Credit Facility	—	—	300
Repayment of borrowings on the RJF Credit Facility	—	—	(300)
Other financing, net	(9)	(1)	(57)
Net cash provided by financing activities	5,254	4,593	1,373

Currency adjustment:
Effect of exchange rate changes on cash	76	1	(23)
Net increase in cash and cash equivalents, including those segregated for regulatory purposes and restricted cash	6,815	3,663	30
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at beginning of year	9,634	5,971	5,941
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of year	$16,449	$9,634	$5,971

Cash and cash equivalents	$7,201	$5,390	$3,957
Cash and cash equivalents segregated for regulatory purposes and restricted cash	9,248	4,244	2,014
Total cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of year	$16,449	$9,634	$5,971

Supplemental disclosures of cash flow information:
Cash paid for interest	$145	$164	$283
Cash paid for income taxes, net	$437	$246	$390
Cash outflows for lease liabilities	$110	$101	N/A
Non-cash right-of-use assets recorded for new and modified leases	$168	$74	N/A

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Raymond James Financial, Inc. (“RJF” or the “firm”) is a financial holding company which, together with its subsidiaries, is engaged in various financial services activities, including providing investment management services to retail and institutional clients, merger & acquisition and advisory services, the underwriting, distribution, trading and brokerage of equity and debt securities, and the sale of mutual funds and other investment products. The firm also provides corporate and retail banking services, and trust services.  For further information about our business segments, see Note 26 of this Form 10-K.  As used herein, the terms “our,” “we,” or “us” refer to RJF and/or one or more of its subsidiaries.

Basis of presentation

The accompanying consolidated financial statements include the accounts of RJF and its consolidated subsidiaries that are generally controlled through a majority voting interest. We consolidate all of our 100%-owned subsidiaries. In addition, we consolidate any variable interest entity (“VIE”) in which we are the primary beneficiary. Additional information on these VIEs is provided in Note 2 and in Note 10 of this Form 10-K. When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

On August 24, 2021, our Board approved a three-for-two stock split, effected in the form of a 50% stock dividend, paid on September 21, 2021. All share and per share information has been retroactively adjusted to reflect this stock split.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent accounting developments

Accounting guidance recently adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the measurement of credit losses on financial instruments (“ASU 2016-13”), which replaces the incurred credit loss and other models with the current expected credit loss (“CECL”) model. The guidance involves several aspects of the accounting for credit losses related to certain financial instruments, including assets measured at amortized cost, available-for-sale debt securities and certain off-balance-sheet commitments. The new guidance, and subsequent updates, broadens the information that an entity must consider in developing its estimated credit losses expected to occur over the remaining life of in-scope financial assets. The measurement of expected credit losses includes historical experience, current conditions and reasonable and supportable economic forecasts.

This new guidance was effective for our fiscal year beginning on October 1, 2020 and was adopted under a modified retrospective approach. The impact of adoption of this new standard resulted in an increase in our allowance for credit losses of $42 million (including $25 million related to loans to financial advisors, $9 million related to funded bank loans and $8 million related to unfunded lending commitments) and a corresponding reduction in the beginning balance of retained earnings of

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
$35 million, net of tax. Prior-period amounts were calculated under the incurred loss model and have not been restated. See Notes 8 and 9 for further information related to bank loans and loans to financial advisors and the related allowances for credit losses. Our significant accounting policies described below have been updated for adoption of this guidance where applicable.

Significant Accounting Policies

Recognition of non-interest revenues

Revenue from contracts with customers is recognized when promised services are delivered to our customers in an amount we expect to receive in exchange for those services (i.e., the transaction price). Contracts with customers can include multiple services, which are accounted for as separate “performance obligations” if they are determined to be distinct. Our performance obligations to our customers are generally satisfied when we transfer the promised service to our customer, either at a point in time or over time. Revenue from a performance obligation transferred at a point in time is recognized at the time that the customer obtains control over the promised service. Revenue from our performance obligations satisfied over time is recognized in a manner that depicts our performance in transferring control of the service, which is generally measured based on time elapsed, as our customers receive the benefit of our services as they are provided.

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

We have elected the practical expedient allowed by the accounting guidance to not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. See Note 21 for additional information on our revenues.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

Equities, ETFs and fixed income products

We earn commissions for executing and clearing transactions for customers, primarily in listed and OTC equity securities, including exchange-traded funds (“ETFs”), and options. Such revenues primarily arise from transactions for retail clients in our PCG segment, as well as services related to sales and trading activities transacted on an agency basis in our Capital Markets segment. Commissions are recognized on trade date, generally received from the customer on settlement date, and we record a receivable between the trade date and the date collected from the customer.

Principal transactions

Principal transactions include revenues from clients’ purchases and sales of financial instruments, including fixed income and equity securities and derivatives, in which we transact on a principal basis. To facilitate such transactions, we carry inventories of financial instruments. The gains and losses on such inventories, both realized and unrealized, are reported as principal transactions revenues.

Account and service fees

Mutual fund and annuity service fees

We earn servicing fees for providing sales and marketing support to product partners and for supporting the availability and distribution of their products on our platforms. We also earn servicing fees for accounting and administrative services provided to such partners. These fees, which are received monthly or quarterly, are generally based on the market value of the related assets or a fixed annual fee or, in certain cases, the number of positions in such programs, and are recognized over time as the services are performed.

RJBDP fees

We earn servicing fees from various banks for administrative services we provide related to our clients’ deposits that are swept to such banks as part of the Raymond James Bank Deposit Program (“RJBDP”), our multi-bank sweep program. The amounts received from third-party banks are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates and the interest paid to clients by the third-party banks on balances in the RJBDP. The fees are earned over time as the related administrative services are performed and are received monthly. Our PCG segment also earns servicing fees from Raymond James Bank, which are based on the number of accounts that are swept to Raymond James Bank. These fees, and the offsetting expense in the Raymond James Bank segment, are eliminated in consolidation.

Investment banking

We earn revenue from investment banking transactions, including public and private equity and debt financing, merger & acquisition advisory services, and other advisory services. Underwriting revenues, which are typically deducted from the proceeds remitted to the issuer, are recognized on trade date if there is no uncertainty or contingency related to the amount to be paid. Fees from merger & acquisition and advisory assignments are generally recognized at the time the services related to the transaction are completed under the terms of the engagement. Fees for merger & acquisition and advisory services are typically received upfront, as non-refundable retainer fees, and/or upon completion of a transaction as a success fee. Expenses related to investment banking transactions are generally deferred until the related revenue is recognized or the assignment is otherwise concluded. Such expenses are included in “Professional fees” on our Consolidated Statements of Income and Comprehensive Income.

Cash and cash equivalents

Our cash equivalents include money market funds or highly liquid investments with maturities of 3 months or less as of our date of purchase, other than those used for trading purposes.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Assets segregated for regulatory purposes and restricted cash

In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Raymond James & Associates, Inc. (“RJ&A”), as a broker-dealer carrying client accounts, is subject to requirements to maintain cash or qualified securities on deposit in a segregated reserve account for the exclusive benefit of its clients. Such amounts are included in “Assets segregated for regulatory purposes and restricted cash” on our Consolidated Statements of Financial Condition as of each respective period end. These amounts include cash and cash equivalents, which represent highly liquid investments with maturities of 3 months or less as of our date of purchase (amounts as of September 30, 2021 included $3.55 billion of U.S. Treasuries with maturities of 3 months or less as of our date of purchase), and highly liquid securities, such as U.S. Treasuries, which have maturities of greater than 3 months as of our date of purchase and are carried at fair value on our Consolidated Statements of Financial Condition ($2.10 billion as of September 30, 2021).

We may also from time-to-time be required to restrict cash for other corporate purposes, including cash contractually required to fund acquisition commitments (see Note 3 for further discussion). In addition, Raymond James Ltd. (“RJ Ltd.”) holds client Registered Retirement Savings Plan funds in trust in accordance with Canadian retirement plan regulations.

Collateralized agreements and financings

Securities purchased under agreements to resell and securities sold under agreements to repurchase

We purchase securities under short-term agreements to resell (“reverse repurchase agreements”). Additionally, we sell securities under agreements to repurchase (“repurchase agreements”). Reverse repurchase agreements and repurchase agreements are accounted for as collateralized agreements and collateralized financings, respectively, and are carried at contractual amounts plus accrued interest. We receive collateral with a fair value that is typically equal to or in excess of the principal amount loaned under reverse repurchase agreements to mitigate credit exposure. To ensure that the market value of the underlying collateral remains sufficient, collateral values are evaluated on a daily basis, and collateral is obtained from or returned to the counterparty when contractually required. Under repurchase agreements, we are required to post collateral in an amount that typically exceeds the carrying value of these agreements. In the event that the market value of the securities we pledge as collateral declines, we may have to post additional collateral or reduce borrowing amounts. Reverse repurchase agreements and repurchase agreements are included in “Collateralized agreements” and “Collateralized financings,” respectively, on our Consolidated Statements of Financial Condition. See Note 7 for additional information regarding collateralized agreements and financings.

Securities borrowed and securities loaned

We act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one broker-dealer and then either lend them to another broker-dealer or use them in our broker-dealer operations to cover short positions. Where permitted, we have also loaned, to broker-dealers and other financial institutions, securities owned by the firm, our clients, or others we have received as collateral. Both securities borrowed and securities loaned transactions are accounted for as collateralized financings and are recorded at the amount of cash advanced or received. In securities borrowed transactions, we are required to deposit cash with the lender in an amount which is generally in excess of the market value of securities borrowed. With respect to securities loaned, we generally receive cash in an amount in excess of the market value of securities loaned. We evaluate the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary. Securities borrowed and securities loaned are included in “Collateralized agreements” and “Collateralized financings,” respectively, on our Consolidated Statements of Financial Condition. See Note 7 for additional information regarding collateralized agreements and financings.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

Valuation techniques and inputs

The fair values for certain of our financial instruments are derived using pricing models and other valuation techniques that involve management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of our financial instruments. Financial instruments which are actively traded will generally have a higher degree of price transparency than financial instruments that are less frequently traded. In accordance with GAAP, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For equity securities, our definition of actively traded is based on average daily trading volume. We have determined the market for certain other types of financial instruments, including private equity investments, to be uncertain or inactive as of both September 30, 2021 and 2020. As a result, the valuation of these financial instruments included management judgment in determining the relevance and reliability of market information available.

The level within the fair value hierarchy, specific valuation techniques, and other significant accounting policies pertaining to financial instruments at fair value on our Consolidated Statements of Financial Condition are described as follows.

Trading assets and trading liabilities

Trading assets and trading liabilities are comprised primarily of the financial instruments held by our broker-dealer subsidiaries and include debt securities, equity securities, brokered certificates of deposit, and other financial instruments. Trading assets and trading liabilities are recorded at fair value with realized and unrealized gains and losses reflected in current period net income.

When available, we use quoted prices in active markets to determine the fair value of our trading assets and trading liabilities. Such instruments are classified within Level 1 of the fair value hierarchy.

When trading instruments are traded in secondary markets and quoted market prices for identical instruments do not exist, we utilize valuation techniques, including matrix pricing, to estimate fair value. Matrix pricing generally utilizes spread-based models periodically re-calibrated to observable inputs such as market trades or to dealer price bids in similar securities in order to derive the fair value of the instruments. Valuation techniques may also rely on other observable inputs such as yield curves, interest rates and expected principal prepayments and default probabilities. We utilize prices from third-party pricing services to corroborate our estimates of fair value. Depending upon the type of security, the pricing service may provide a listed price, a matrix price or use other methods including broker-dealer price quotations. Securities valued using these techniques are classified within Level 2 of the fair value hierarchy.

We offset our long and short positions for identical securities recorded at fair value as part of our trading assets (long positions) and trading liabilities (short positions).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

The fair values of our available-for-sale securities are determined by obtaining prices from third-party pricing services, which are primarily based on valuation models. The third-party pricing services provide comparable price evaluations utilizing observable market data for similar securities. Such observable market data is comprised of benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data (including market research publications), and loan performance experience. We utilize other third-party pricing services to corroborate the pricing information obtained from the primary pricing service. Securities valued using valuation techniques that rely on observable market data are classified within Level 2 of the fair value hierarchy.

Interest on available-for-sale securities is recognized in interest income on an accrual basis, with the related accrued interest not yet received reflected in “Other receivables” on our Consolidated Statements of Financial Condition. Discounts are accreted and premiums are amortized as an adjustment to yield over the estimated average life of the security. Realized gains and losses on sales of available-for-sale securities are recognized using the specific identification method and reflected in “Other” revenue in the period sold. Unrealized gains or losses due to market factors on available-for-sale securities are recorded through other comprehensive income/(loss) (“OCI”), net of applicable taxes, and are thereafter presented in equity as a component of accumulated other comprehensive income (“AOCI”) on our Consolidated Statements of Financial Condition.

As a result of our October 1, 2020 adoption of the CECL model (see “Recent accounting developments” above), credit losses on available-for-sale securities are limited to the difference between the security’s amortized cost basis and its fair value and are recognized through an allowance for credit losses rather than as a direct reduction in amortized cost basis. Given that our available-for-sale securities portfolio is comprised of government agency-backed securities for which payments of both principal and interest are guaranteed, and based on the lack of historical credit losses, we expect zero credit losses on this portfolio and the related accrued interest receivable. On a quarterly basis, we reassess our expectation of zero credit losses, giving consideration to any relevant changes in the available-for-sale securities portfolio.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fixed income business operations

We enter into interest rate derivatives in our fixed income business to facilitate client transactions or to actively manage risk exposures that arise from our client activity, including a portion of our trading inventory. The majority of these derivatives are traded in the over-the-counter market and are executed directly with another counterparty or are cleared and settled through a clearing organization. Realized and unrealized gains or losses on our fixed income derivatives are recorded in “Principal transactions” on our Consolidated Statements of Income and Comprehensive Income. The fair values of these interest rate derivatives are obtained from internal pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value, yield curve and other volatility factors underlying the positions. Since our model inputs can be observed in liquid markets and the models do not require significant judgment, such derivatives are classified within Level 2 of the fair value hierarchy. We corroborate the output of our internal pricing models by preparing an independent calculation using a third-party model. Our fixed income business also holds to-be-announced (“TBA”) security contracts that are accounted for as derivatives, which are classified within Level 1 of the fair value hierarchy.

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

Raymond James Bank derivatives

Foreign-exchange derivatives

We enter into three-month forward foreign exchange contracts primarily to hedge the risks related to Raymond James Bank’s investment in its Canadian subsidiary, as well as its risk resulting from transactions denominated in currencies other than the U.S. dollar. The majority of these derivatives are designated as net investment hedges. The gain or loss related to these designated net investment hedges is recorded, net of tax, in shareholders’ equity as part of the cumulative translation adjustment component of AOCI with such balance impacting “Other” revenues in the event the net investment is sold or substantially liquidated.  Gains and losses on undesignated derivative instruments are recorded in earnings on our Consolidated Statements of Income and Comprehensive Income.  Hedge effectiveness is assessed at each reporting period using a method that is based on changes in forward rates and measured using the hypothetical derivatives method. As the terms of the hedging instrument and hypothetical derivative generally match at inception, the hedge is expected to be highly effective.

The fair value of our forward foreign exchange contracts is determined by obtaining valuations from a third-party pricing service or model. These valuations are based on observable inputs such as spot rates, forward foreign exchange rates and both U.S. and foreign interest rate curves. We validate the observable inputs utilized in the third-party valuation model by preparing an independent calculation using a secondary valuation model. These forward foreign exchange contracts are classified within Level 2 of the fair value hierarchy.

Interest rate derivatives

The cash flows associated with certain assets held by Raymond James Bank provide interest income at fixed interest rates. Therefore, the value of these assets, absent any risk mitigation, is subject to fluctuation based upon changes in market rates of interest over time. Raymond James Bank enters into floating-rate advances from the Federal Home Loan Bank (“FHLB”) to, in part, fund these assets and then enters into interest rate contracts which swap variable interest payments on this debt for fixed interest payments. These interest rate swaps are designated as cash flow hedges and effectively fix Raymond James Bank’s cost of funds associated with these assets to mitigate a portion of the market risk. The gain or loss on Raymond James Bank’s

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
cash flow hedges is recorded, net of tax, in shareholders’ equity as part of the cash flow hedge component of AOCI and subsequently reclassified to earnings when the hedged transaction affects earnings, specifically upon the incurrence of interest expense on the hedged borrowings. Hedge effectiveness is assessed at inception and at each reporting period utilizing regression analysis. As the key terms of the hedging instrument and hedged transaction match at inception, management expects the hedges to be effective while they are outstanding. The fair value of these interest rate swaps is determined by obtaining valuations from a third-party pricing service. These third-party valuations are based on observable inputs such as time value and yield curves. We validate these observable inputs by preparing an independent calculation using a secondary model. Cash flows from hedging activities are included in the same category as the items being hedged. Cash flows from derivative instruments used to manage interest rates are classified as operating activities. We classify these derivatives within Level 2 of the fair value hierarchy.

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

Brokerage client receivables, net

Brokerage client receivables include receivables from the clients of our broker-dealer subsidiaries and are principally for amounts due on cash and margin transactions. Such receivables are generally collateralized by securities owned by the clients. Brokerage client receivables are reported at their outstanding principal balance, net of any allowance for credit losses. See the “Allowance for credit losses” section below for the application of the practical expedient under CECL for financial assets secured by collateral.

Securities beneficially owned by clients, including those that collateralize margin or other similar transactions, are not reflected on our Consolidated Statements of Financial Condition (see Note 7 for additional information regarding this collateral).
Other receivables, net

Other receivables primarily include receivables from brokers, dealers and clearing organizations, accrued fees from product sponsors, and accrued interest receivables. Receivables from brokers, dealers and clearing organizations primarily consist of deposits placed with clearing organizations, which includes initial margin, and receivables related to sales of securities which have traded but not yet settled including amounts receivable for securities failed to deliver.

We present “Other receivables, net” on our Consolidated Statements of Financial Condition, net of any allowance for credit losses. However, these receivables generally have minimal credit risk due to the low probability of clearing organization default and the short-term nature of receivables related to securities settlements and therefore, the allowance for credit losses on such receivables is not significant. Any allowance for credit losses for other receivables is estimated using assumptions based on historical experience, current facts and other factors. We update these estimates through periodic evaluations against actual trends experienced.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As permitted under the CECL guidance, we include accrued interest receivables related to our financial assets in “Other receivables, net” on the Consolidated Statements of Financial Condition instead of with the related financial instrument. We reverse any uncollectible accrued interest against interest income when the related financial asset is moved to nonaccrual status. Given that we write off uncollectible amounts in a timely manner, we do not recognize an allowance for credit losses against accrued interest receivable.

Bank loans, net

Loans held for investment

Bank loans are comprised of loans originated or purchased by Raymond James Bank and include commercial and industrial (“C&I”) loans, real estate investment trust loans (“REIT”), tax-exempt loans, commercial and residential real estate loans, securities-based loans (“SBL”) and other loans. The loans which we have the intent and the ability to hold until maturity or payoff are recorded at their unpaid principal balance plus any premium paid in connection with the purchase of the loan, less the allowance for credit losses and any discounts received in connection with the purchase of the loan and net of deferred fees and costs on originated loans. Loan origination fees and direct costs, as well as premiums and discounts on loans that are not revolving, are capitalized and recognized in interest income using the effective interest method. For revolving loans, the straight-line method is used based on the contractual term. Syndicated loans purchased in the secondary market are recognized as of the trade date. Interest income is recognized on an accrual basis.

We segregate our loan portfolio into six loan portfolio segments: C&I, commercial real estate (“CRE”) (primarily loans that are secured by income-producing properties and CRE construction loans), REIT (loans made to businesses that own or finance income-producing real estate), tax-exempt, residential mortgage, and SBL and other. These portfolio segments also serve as the portfolio loan classes for purposes of credit analysis. See the “Allowance for credit losses” section below for information on our allowance policies.

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

We purchase the guaranteed portions of SBA loans and account for these loans in accordance with the policy for loans held for sale. We then aggregate SBA loans with similar characteristics into pools for securitization and sell these pools in the secondary market. Individual SBA loans may be sold prior to securitization. The fair values of the SBA loans are determined based upon their committed sales price, third-party price quotes, or are determined using a third-party pricing service.

Once the SBA loans are securitized into a pool, the respective securities are classified as trading instruments and are carried at fair value based on our intention to sell the securitizations. Sales of the securitizations are accounted for as of settlement date, which is the date we have surrendered control over the transferred assets. We do not retain any interest in the securitizations once they are sold.

Corporate loans, which include C&I, CRE and REIT loans, and tax-exempt loans are designated as held for investment upon inception and recognized in loans receivable. If we subsequently designate a corporate or tax-exempt loan as held for sale, which generally occurs as part of our credit management activities, we then write down the carrying value of the loan with a partial charge-off, if necessary, to carry it at the lower of cost or estimated fair value.

Gains and losses on sales of residential mortgage loans held for sale, SBA loans that are not part of a securitized pool, and corporate loans transferred from the held for investment portfolio, are included as a component of “Other” revenues on our Consolidated Statements of Income and Comprehensive Income, while interest collected on these assets is included in “Interest income.” Net unrealized losses are a component of “Other” revenues on our Consolidated Statements of Income and Comprehensive Income.

Unfunded lending commitments

We have outstanding at any time a significant number of commitments to extend credit and other credit-related off-balance-sheet financial instruments such as revolving lines of credit, standby letters of credit and loan purchases. Our policy is

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
generally to require customers to provide collateral at the time of closing. The amount of collateral obtained, if it is deemed necessary upon extension of credit, is based on our credit evaluation of the borrower. Collateral held varies but may include assets such as marketable securities, accounts receivable, inventory, real estate, and income-producing commercial properties.

In the normal course of business, Raymond James Bank issues or participates in the issuance of standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. These standby letters of credit generally expire in one year or less. In the event that a letter of credit is drawn down, Raymond James Bank would pursue repayment from the party under the existing borrowing relationship or would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to satisfy the amounts drawn down under the existing letters of credit.

The allowance for potential credit losses associated with these unfunded lending commitments is included in “Other payables” on our Consolidated Statements of Financial Condition. Refer to the “Allowance for credit losses” section that follows for a discussion of the reserve calculation methodology and Note 19 for further information about these commitments.

We recognize the revenue associated with corporate syndicated standby letters of credit, which is generally received quarterly, on a cash basis, the effect of which does not differ significantly from recognizing the revenue in the period the fee is earned. Unused corporate line of credit fees are accounted for on an accrual basis.

Nonperforming assets

Nonperforming assets are comprised of both nonperforming loans and other real estate owned (“OREO”). Nonperforming loans include those loans which have been placed on nonaccrual status and any accruing loans which are 90 days or more past due and in the process of collection. Loans which have been restructured in a manner that grants a concession that would not normally be granted to a borrower experiencing financial difficulties are deemed to be troubled debt restructurings (“TDRs”). Loans structured as TDRs which are currently placed on nonaccrual status are considered nonperforming loans.

Loans of all classes are placed on nonaccrual status when we determine that full payment of all contractual principal and interest is in doubt or the loan is past due 90 days or more as to contractual interest or principal unless the loan, in our opinion, is well-secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is written-off against interest income and accretion of the net deferred loan origination fees ceases. Interest is recognized using the cash method for residential mortgage loans and SBL and other loans, and the cost recovery method for corporate and tax-exempt loans thereafter until the loan qualifies for return to accrual status. Most loans (including residential mortgage TDRs) are returned to an accrual status when the loans have been brought contractually current with the original or amended terms and have been maintained on a current basis for a reasonable period, generally six months. However, corporate loan TDRs have generally been partially charged off and therefore, remain on nonaccrual status until the loan is fully repaid or sold.

Other real estate acquired in the settlement of loans, including through, or in lieu of, loan foreclosure, is initially recorded at the lower of cost or fair value less estimated selling costs through a charge to the allowance for credit losses, thus establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed and the assets are carried at the lower of the carrying amount or fair value, as determined by a current appraisal or valuation less estimated costs to sell, and are included in “Other assets” on our Consolidated Statements of Financial Condition. These nonrecurring fair value measurements are classified within Level 2 of the fair value hierarchy.

Bank loan charge-off policies

Corporate and tax-exempt loans are monitored on an individual basis, and loan grades are reviewed at least quarterly to ensure they reflect the loan’s current credit risk. When we determine that it is likely that a corporate or tax-exempt loan will not be collected in full, the loan is evaluated for a potential write down of the carrying value. After consideration of the borrower’s ability to restructure the loan, alternative sources of repayment, and other factors affecting the borrower’s ability to repay the debt, the portion of the loan deemed to be a confirmed loss, if any, is charged-off. For collateral-dependent loans secured by real estate, the amount of the loan considered a confirmed loss and charged-off is generally equal to the difference between the recorded investment in the loan and the collateral’s appraised value less estimated costs to sell. For C&I and tax-exempt loans, we evaluate all sources of repayment to arrive at the amount considered to be a loss and charged-off. Corporate banking and credit risk managers also meet regularly to review criticized loans (i.e., loans that are rated special mention or worse as defined by bank regulators, see Note 8 for further discussion). Additional charge-offs are taken when the value of the collateral changes or there is an adverse change in the expected cash flows.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The majority of our corporate loan portfolio is comprised of participations in either Shared National Credits (“SNCs”) or other large syndicated loans in the U.S. and Canada. The SNCs are U.S. loan syndications totaling over $100 million that are shared between three or more regulated institutions. The agent bank’s regulator reviews a portion of SNC loans on a semi-annual basis and provides a synopsis of each loan’s regulatory classification, including loans that are designated for nonaccrual status and directed charge-offs. We are at least as critical with nonaccrual designations, directed charge-offs, and classifications, potentially impacting our allowance for credit losses and charge-offs. Corporate loans are subject to our internal review procedures and regulatory review by the Florida Office of Financial Regulation (“OFR”) and the Board of Governors of the Federal Reserve System (“the Fed”) as part of the Bank’s regulatory examinations.

Every residential mortgage loan over 60 days past due is reviewed to determine loan status, collection strategy and charge-off recommendations. Charge-offs are typically considered on residential mortgage loans once the loans are delinquent 90 days or more and then generally taken before the loan is 120 days past due. A charge-off is taken against the allowance for credit losses for the difference between the loan amount and the amount that we estimate will ultimately be collected, based on the value of the underlying collateral less estimated costs to sell. We predominantly use broker price opinions for these valuations. If a loan remains in pre-foreclosure status for more than nine months, an updated valuation is obtained to determine if further charge-offs are necessary.

Loans to financial advisors, net

We offer loans to financial advisors for recruiting and retention purposes. The decision to extend credit to a financial advisor or other key revenue producer is generally based on their ability to generate future revenues. Loans offered are generally repaid over a five to ten year period, with interest recognized as earned and are contingent upon affiliation with us (i.e., whether the advisor is actively affiliated with us or has terminated affiliation with us). These loans are not assignable by the financial advisor and may only be assigned by us to a successor in interest. There is no fee income associated with these loans. In the event that the financial advisor is no longer affiliated with us, any unpaid balance of such loan becomes immediately due and payable to us and generally does not continue to accrue interest. Based upon the nature of these financing receivables, affiliation status is the primary credit risk factor within this portfolio. We present the outstanding balance of loans to financial advisors on our Consolidated Statements of Financial Condition, net of the allowance for credit losses. Refer to the allowance for credit losses section that follows for further information related to our allowance for credit losses on our loans to financial advisors. See Note 9 for additional information on our loans to financial advisors.

Loans for financial advisors who are actively affiliated with us are considered past due once they are 30 days or more delinquent as to the payment of contractual interest or principal. Such loans are placed on nonaccrual status when we determine that full payment of contractual principal and interest is in doubt, or the loan is past due 180 days or more as to contractual interest or principal. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is written-off against interest income. Interest is recognized using the cash method for these loans thereafter until the loan qualifies for return to accrual status. Loans are returned to an accrual status when the loans have been brought contractually current with the original terms and have been maintained on a current basis for a reasonable period, generally six months.

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

We use multiple methodologies in estimating an allowance for credit losses and our approaches differ by type of financial asset and the risk characteristics within each financial asset type. Our estimates are based on ongoing evaluations of the portfolio, the related credit risk characteristics, and the overall economic and environmental conditions affecting the financial assets. For certain of our financial assets with collateral maintenance provisions (e.g., collateralized agreements, margin loans and SBL), we apply the practical expedient allowed under the CECL guidance in estimating an allowance for credit losses. We reasonably expect that borrowers (or counterparties, as applicable) will replenish the collateral as required. As a result, we estimate zero credit losses to the extent that the fair value equals or exceeds the related carrying value of the financial asset. When the fair value of the collateral securing the financial asset is less than the carrying value, qualitative factors such as historical experience

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(adjusted for current risk characteristics and economic conditions) as well as reasonable and supportable forecasts are considered in estimating the allowance for credit losses on the unsecured portion of the financial asset.

Credit losses are charged-off against the allowance when we believe the uncollectibility of the financial asset is confirmed. Subsequent recoveries, if any, are credited to the allowance once received. A credit loss expense, or benefit, is recorded in earnings in an amount necessary to adjust the allowance for credit losses to our estimate as of the end of each reporting period. Our provision or benefit for credit losses for outstanding bank loans is included in “Bank loan provision/(benefit) for credit losses” on our Consolidated Statements of Income and Comprehensive Income and our provision or benefit for credit losses for all other financing receivables, including loans to financial advisors, and unfunded lending commitments is included in “Other” expense.

Loans

We generally estimate the allowance for credit losses on our loan portfolios using credit risk models which incorporate relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable economic forecasts. After testing the reasonableness of a variety of economic forecast scenarios, we select a single forecast scenario for use in our models. Our forecasts incorporate assumptions related to macroeconomic indicators including, but not limited to, U.S. gross domestic product, equity market indices, unemployment rates, and commercial real estate and residential home price indices. At the conclusion of our reasonable and supportable forecast period, which currently ranges from two to three years depending on the model and macroeconomic variables, we use a straight-line reversion approach over a one-year period to revert to historical loss information for C&I, REIT and tax-exempt loans. For CRE and residential mortgage loans, we incorporate a reasonable and supportable forecast of various macroeconomic variables over the remaining life of the assets. The development of the forecast used for CRE and residential mortgage loans incorporates an assumption that each macroeconomic variable will revert to a long-term expectation starting in years two to three of the forecast and largely completing within the first five years of the forecast. We assess the length of the reasonable and supportable forecast period and the reversion period, our reversion approach, our economic forecasts and our methodology for estimating the historical loss information on a quarterly basis.

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

Held for investment bank loans

The allowance for credit losses for the C&I, CRE, REIT, tax-exempt and residential mortgage portfolio segments is estimated using credit risk models that project a probability of default (“PD”), which is then multiplied by the loss given default (“LGD”) and the estimated exposure at default (“EAD”) at the loan-level for every period remaining in the loan’s expected life, including the maturity period. Historical information, combined with macroeconomic variables, are used in estimating the PD, LGD and EAD. Our credit risk models consider several factors when estimating the expected credit losses which may include, but are not limited to, financial performance and position, estimated prepayments, geographic location, industry or sector type, debt

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
type, loan size, capital structure, initial risk levels and the economic outlook. Additional factors considered by the residential mortgage model include Fair Isaac Corporation (“FICO”) scores and loan-to-value (“LTV”) ratios.

We generally use one of two methods to measure the allowance for credit losses on individually evaluated loans. A discounted cash flow approach is used to estimate the allowance for credit losses on certain nonaccrual corporate loans and all TDRs that are not collateral-dependent. For collateral-dependent loans and for instances where foreclosure is probable, we use an approach that considers the fair value of the collateral less selling costs when measuring the allowance for credit losses. A loan is collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale of the collateral.

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

Identifiable intangible assets, net

Certain identifiable intangible assets we acquire such as customer relationships, trade names and non-compete agreements, are amortized over their estimated useful lives on a straight-line basis and are evaluated for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable. Amortization expense associated with certain identifiable intangible assets with short useful lives is included in “Acquisition and disposition-related expenses” on our Consolidated Statements of Income and Comprehensive Income, while amortization expense related to our remaining identifiable intangible assets is included in “Other” expenses on our Consolidated Statements of Income and Comprehensive Income.

We also hold indefinite-lived identifiable intangible assets, which are not amortized. Rather, these assets are subject to an evaluation of potential impairment on an annual basis to determine whether the estimated fair value is in excess of its carrying value, or between annual impairment evaluation dates, if events or circumstances indicate there may be impairment. In the course of our evaluation of the potential impairment of such indefinite-lived assets, we may elect either a qualitative or a quantitative assessment. If after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value is greater than its carrying amount, we are not required to perform a quantitative impairment analysis. However, if we conclude otherwise, we then perform a quantitative impairment analysis. We have elected January 1 as our annual impairment evaluation date, evaluating balances as of December 31. See Note 11 for additional information regarding the outcome of our impairment assessment.

Goodwill

Goodwill represents the cost of acquired businesses in excess of the fair value of the related net assets acquired. Indefinite-lived intangible assets such as goodwill are not amortized, but rather evaluated for impairment at least annually, or between annual impairment evaluation dates whenever events or circumstances indicate potential impairment exists. Impairment exists when the carrying value of a reporting unit, which is generally at the level of or one level below our business segments, exceeds its respective fair value.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
In the course of our evaluation of the potential impairment to goodwill, we may elect either a qualitative or a quantitative assessment. Our qualitative assessments consider macroeconomic indicators including, but not limited to, trends in equity and fixed income markets and other revenue-generating activities, gross domestic product, unemployment rates, and interest rates. We also consider regulatory changes, market capitalization, reporting unit specific results, and changes in key personnel and strategy. We assess these, and other, qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing a quantitative impairment analysis is not required. However, if we conclude otherwise, we then perform a quantitative impairment analysis. If we elect not to perform a qualitative assessment, we perform a quantitative evaluation.

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

Other assets

Other assets is primarily comprised of investments in company-owned life insurance, property and equipment, net, right-of-use assets (“ROU assets”) associated with leases, prepaid expenses, FHLB stock, Federal Reserve Bank (“FRB”) stock, and investments in real estate partnerships held by consolidated VIEs. See Note 12 for further information.

We maintain investments in company-owned life insurance policies utilized to indirectly fund certain non-qualified deferred compensation plans and other employee benefit plans (see Note 23 for information on the non-qualified deferred compensation plans).  These life insurance policies are recorded at cash surrender value as determined by the insurer.

Ownership of FHLB and FRB stock is a requirement for all banks seeking membership into and access to the services provided by these banking systems. These investments are carried at cost.

Raymond James Tax Credit Funds, Inc. (“RJTCF”), a wholly-owned subsidiary of RJF, or one of its affiliates, is the managing member or general partner in Low-Income Housing Tax Credit (“LIHTC”) funds and other funds of a similar nature, some of which require consolidation. These funds invest in housing project limited partnerships or limited liability companies (“LLCs”) which purchase and develop affordable housing properties generally qualifying for federal and state low-income housing tax credits. The investments in project partnerships of all of the LIHTC fund VIEs which require consolidation are included in “Other assets” on our Consolidated Statements of Financial Condition.

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation and software amortization. Property and equipment primarily consists of software, buildings, certain leasehold improvements, and furniture. Software includes both purchased software and internally developed software, including certain projects where development is in progress. Buildings primarily consists of owned facilities. Leasehold improvements are generally costs associated with lessee-owned interior office space improvements. Equipment primarily consists of communications and technology hardware. Depreciation of assets (other than land) is primarily calculated using the straight-line method over the estimated useful lives of the assets, within ranges outlined in the following table.

Asset type	Estimated useful life
Buildings, building components and land improvements	15 to 40 years
Furniture, fixtures and equipment	3 to 5 years
Software	2 to 10 years
Leasehold improvements (lessee-owned)	Lesser of useful life or lease term

Costs for significant internally developed software projects are capitalized when the costs relate to development of new applications or modification of existing internal-use software that results in additional functionality. Internally developed software project costs related to preliminary-project and post-project activities are expensed as incurred.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Additions, improvements and expenditures that extend the useful life of an asset are capitalized. Expenditures for repairs and maintenance, as well as all maintenance costs associated with software applications, are expensed in the period incurred. Depreciation expense associated with property and equipment is included in “Occupancy and equipment” expense on our Consolidated Statements of Income and Comprehensive Income. Amortization expense associated with computer software is included in “Communications and information processing” expense on our Consolidated Statements of Income and Comprehensive Income. Gains and losses on disposals of property and equipment are included in “Other” revenues on our Consolidated Statements of Income and Comprehensive Income in the period incurred.

Leases

We have operating leases for the premises we occupy in many of our U.S. and foreign locations, including our employee-based branch office operations. At inception, we determine if an arrangement to utilize a building or piece of equipment is a lease and, if so, the appropriate lease classification. Substantially all of our leases are operating leases. If the arrangement is determined to be a lease, we recognize an ROU asset in “Other assets” and a corresponding lease liability in “Other payables” on our Consolidated Statements of Financial Condition. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. We elected the practical expedient, where leases with an initial term of 12 months or less are not recorded as an ROU asset or lease liability. Our lease terms include any noncancelable periods and may reflect periods covered by options to extend or terminate when it is reasonably certain that we will exercise those options.

We record our lease ROU assets at the amount of the lease liability plus any prepaid rent, amounts paid for lessor-owned leasehold improvements, and initial direct costs, less any lease incentives and accrued rent. We record lease liabilities at commencement date based on the present value of lease payments over the lease term, which is discounted using our commencement date incremental borrowing rate, or at the imputed rate within the lease, as appropriate. Our incremental borrowing rate considers the weighted-average yields on our senior notes payable, adjusted for collateralization and tenor. Payments that vary because of changes in facts or circumstances occurring after the commencement date, such as operating expense payments under a real estate lease, are considered variable and are expensed in the period incurred. For our real estate leases, we elected the practical expedient to account for the lease and non-lease components as a single lease. Lease expense for our lease payments is recognized on a straight-line basis over the lease term if the ROU asset has not been impaired or abandoned. See Note 14 for additional information on our leases.

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

We record liabilities related to legal and regulatory proceedings in “Other payables” on our Consolidated Statements of Financial Condition. The determination of these liability amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client’s account; the basis and validity of the claim; the possibility of wrongdoing on the part of one of our employees or financial advisors; previous results in similar cases; and legal precedents and case law. Each legal proceeding or significant regulatory matter is reviewed in each accounting period and the liability balance is adjusted as deemed appropriate by management. Any change in the liability amount is recorded through “Other” expense on our Consolidated Statements of Income and Comprehensive Income in that period. The actual costs of resolving legal matters or regulatory proceedings may be substantially higher or lower than the recorded liability amounts for such matters. Our costs of defense related to such matters are expensed in the period they are incurred. Such defense costs are primarily related to external legal fees which are included within “Professional fees” on our Consolidated Statements of Income and Comprehensive Income. See Note 19 for additional information.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Share-based compensation

We account for share-based awards through the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors, and independent contractors based on estimated fair values. The compensation cost of our share-based awards, net of estimated forfeitures, is recognized over the requisite service period of the awards and is calculated as the market value of the awards on the date of the grant. See Note 23 for additional information on our share-based compensation plan.

Deferred compensation plans

We maintain various deferred compensation plans for the benefit of certain employees and independent contractors that provide a return to the participant based upon the performance of various referenced investments. For the Voluntary Deferred Compensation Plan (“VDCP”), Long-Term Incentive Plan (“LTIP”), and certain other plans, we purchase and hold company-owned life insurance policies on the lives of certain current and former participants to earn a competitive rate of return for participants and to provide a source of funds available to satisfy our obligations under the plan. See Note 12 for information regarding the carrying value of such policies. Compensation expense is recognized for all awards made under such plans with future service requirements over the requisite service period using the straight-line method. Changes in the value of the company-owned life insurance policies and other investments, as well as the expenses associated with the related deferred compensation plans, are recorded in “Compensation, commissions and benefits” expense on our Consolidated Statements of Income and Comprehensive Income. See Note 23 for additional information.

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

Income taxes

The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year. We utilize the asset and liability method to provide for income taxes on all transactions recorded in our consolidated financial statements. This method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for book and tax purposes. Accordingly, a deferred tax asset or liability for each temporary difference is determined based on the tax rates that we expect to be in effect when the underlying items of income and expense are realized. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns, including the repatriation of undistributed earnings of foreign subsidiaries. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or liquidity. See Note 18 for further information on our income taxes.

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

We evaluate all of the entities in which we are involved to determine if the entity is a VIE and if so, whether we hold a variable interest and are the primary beneficiary. We hold variable interests primarily in the following VIEs: certain private equity investments, a trust fund established for employee retention purposes (“Restricted Stock Trust Fund”) and certain LIHTC funds. See Note 10 for further information on our VIEs.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

LIHTC funds

RJTCF is the managing member or general partner in a number of LIHTC funds having one or more investor members or limited partners. These LIHTC funds are organized as LLCs or limited partnerships for the purpose of investing in a number of project partnerships, which are limited partnerships or LLCs that purchase and develop, or hold, low-income housing properties qualifying for tax credits and/or provide a mechanism for banks and other institutions to meet their Community Reinvestment Act obligations throughout the U.S.

Our determination of the primary beneficiary of each tax credit fund in which RJTCF has a variable interest requires judgment and is based on an analysis of all relevant facts and circumstances, including: (1) an assessment of the characteristics of RJTCF’s variable interest and other involvement it has with the tax credit fund, including involvement of related parties and any de facto agents, as well as the involvement of other variable interest holders, namely, limited partners or investor members, and (2) the tax credit fund’s purpose and design, including the risks that the tax credit fund was designed to create and pass through to its variable interest holders. In the design of most tax credit fund VIEs, the investor members invest solely for tax attributes associated with the portfolio of low-income housing properties held by the fund. However, the tax credit fund VIEs which invest and hold LIHTC project partnerships that have already delivered most of the tax credits to their investors hold the projects to monetize anticipated future tax benefits for which the project may ultimately qualify. In both instances, RJTCF, as the managing member or general partner of the fund, is responsible for overseeing the fund’s operations.

RJTCF sponsors two general types of tax credit funds designed to deliver tax benefits to the investors. Generally, neither type meets the VIE consolidation criteria. These types of funds include single investor funds and multi-investor funds. RJTCF does not typically provide guarantees related to the delivery or funding of tax credits or other tax attributes to the investor members or limited partners of tax credit funds. The investor member(s) or limited partner(s) of the VIEs bear the risk of loss on their investment. Additionally, under the tax credit funds’ designed structure, the investor member(s) or limited partner(s) receive nearly all of the tax credits and tax-deductible loss benefits designed to be delivered by the fund entity, as well as a majority of any proceeds upon a sale of a project partnership held by a tax credit fund (fund level residuals). RJTCF earns fees from the fund for its services in organizing the fund, identifying and acquiring the project partnership investments and ongoing asset management, and receives a share of any residuals arising from sale of project partnerships upon the termination of the fund.

In single investor funds that deliver tax benefits, RJTCF has concluded that the one single investor member or limited partner in such funds, in nearly all instances, has significant participating rights over the activities that most significantly impact the

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
economics of the fund. Therefore RJTCF, as managing member or general partner of such funds, is not the one party with power over such activities and resultantly is not deemed to be the primary beneficiary of such single investor funds and, in nearly all cases, these funds are not consolidated.

In multi-investor funds that deliver tax benefits, RJTCF has concluded that since the participating rights over the activities that most significantly impact the economics of the fund are not held by one single investor member or limited partner, RJTCF is deemed to have the power over such activities. RJTCF then assesses whether its projected benefits to be received from the multi-investor funds, primarily its share of any residuals upon the termination of the fund, are potentially significant to the fund. As such residuals received upon termination are not expected to be significant to the funds, in nearly all cases, these funds are not consolidated.

LIHTC funds designed to hold projects to monetize future tax benefits for which the project may qualify are also sponsored by RJTCF in either single investor or multi-investor form. In single investor form, the limited partner has significant participating rights over the activities that most significantly impact the economics of the fund, and therefore RJTCF is not the primary beneficiary of such funds and such funds are not consolidated. In multi-investor form, RJTCF has concluded it meets both the power and benefits criteria for such funds since participating rights are not held by any one single investor, and thus RJTCF is deemed to have the power over such activities. In such instances, since RJTCF has benefit opportunities in the fund that could potentially be significant, such fund is consolidated.

Direct investments in LIHTC project partnerships

Raymond James Bank is the investor member of a LIHTC fund that delivers tax benefits which we have determined to be a VIE, and in which a subsidiary of RJTCF is the managing member. We have determined that Raymond James Bank is the primary beneficiary of this VIE and therefore, we consolidate the fund. These LIHTC funds which we consolidate are investor members in certain LIHTC project partnerships. Since unrelated third parties are the managing members of the investee project partnerships, we have determined that consolidation of these project partnerships is not required and the funds account for their project partnership investments under the equity method. The carrying value of the funds’ project partnership investments are included in “Other assets” on our Consolidated Statements of Financial Condition. Any losses on such equity method investments are included in “Other” expenses on our Consolidated Statements of Income and Comprehensive Income. The federal tax credits that result from these investments reduce our provision for income taxes in the year they are received.

Acquisitions

Our financial statements include the operations of an acquired business starting from the completion of the acquisition. Acquisitions are generally recorded as a business combination, whereby the assets acquired and liabilities assumed are recorded on the date of acquisition at their respective estimated fair values, including any identifiable intangible assets. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

Significant judgment is required in estimating the fair value of certain acquired assets and liabilities. The fair value estimates are based on available historical information, and, in part, on inputs that are unobservable, including future expectations and assumptions. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying demand, the economic barriers to entry and the discount rate applied to the cash flows. To estimate the fair value of identifiable intangible assets we consider the income, market and cost approaches and place reliance on the approach or approaches deemed most indicative of value.

Depending on the timing of an acquisition, the estimated fair values of the assets acquired and liabilities assumed may be considered provisional and based on information available at the time the financial statements are prepared, providing a reasonable basis for estimating the fair values. Provisional estimates may be adjusted upon the availability of new information regarding facts and circumstances which existed at the acquisition date. Our policy is to finalize the valuation of assets and liabilities as soon as practicable, but not later than one year from the acquisition date. Any adjustments to the initial estimates of the fair values of the acquired assets and liabilities assumed are recorded as adjustments to the respective assets and liabilities.

Determining the useful life of an intangible asset also requires judgment. With the exception of certain customer relationships, the majority of our acquired intangible assets (e.g., customer relationships, trade names and non-compete agreements) are expected to have determinable useful lives. We estimate the useful lives of these intangible assets based on a number of factors including competitive environment, market share, trademark, brand history, underlying demand, and operating plans. Finite-lived intangible assets are amortized over their estimated useful life.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Acquisition-related expenses

Acquisition-related expenses associated with certain acquisitions are separately reported on our Consolidated Statements of Income and Comprehensive Income and include certain incremental expenses arising from our acquisitions. These costs do not represent recurring operating costs within the fully integrated combined organization. See Note 3 for additional information regarding the nature of these expenses.

NOTE 3 – ACQUISITIONS

Acquisitions completed or announced during the twelve months ended September 30, 2021

NWPS

In December 2020, we completed our acquisition of all of the outstanding shares of NWPS Holdings, Inc. and its wholly-owned subsidiaries (collectively “NWPS”), doing business as NWPS and Northwest Plan Services. As an independent provider of retirement plan administration, consulting, actuarial and administration services, the addition of NWPS expands our retirement services offerings, which now include retirement plan administration services, to advisors and clients. For purposes of certain acquisition-related financial reporting requirements, the NWPS acquisition was not considered a material acquisition. NWPS has been integrated into our PCG segment and its results of operations have been included in our results prospectively from the closing date of December 24, 2020.

During the twelve months ended September 30, 2021, the NWPS acquisition resulted in the addition of $139 million of goodwill and $96 million of identifiable intangible assets. The goodwill associated with this acquisition primarily represents synergies from combining NWPS with our existing businesses. The identifiable intangible assets primarily relate to client relationships and have a weighted-average useful life of 24.8 years.

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

During the twelve months ended September 30, 2021, the Financo acquisition resulted in the addition of $30 million of goodwill and $9 million of identifiable intangible assets. The goodwill associated with this acquisition primarily represents synergies from combining Financo with our existing businesses and is generally deductible for tax purposes over 15 years. The identifiable intangible assets primarily relate to client relationships and have a weighted-average useful life of 9 months.

Cebile

In September 2021, we completed our acquisition of all of the outstanding ownership interests of Cebile Capital (“Cebile”), a private fund placement agent and secondary market advisor to private equity firms. The addition of Cebile deepens our investment banking relationships with the private equity community and expands our related service offerings. For purposes of certain acquisition-related financial reporting requirements, the Cebile acquisition was not considered a material acquisition. Cebile has been integrated into our Capital Markets segment and its results of operations have been included in our results prospectively from the closing date of September 1, 2021.

During the twelve months ended September 30, 2021, the Cebile acquisition resulted in the addition of $24 million of goodwill and $4 million of identifiable intangible assets. The goodwill associated with this acquisition primarily represents synergies from combining Cebile with our existing businesses. The identifiable intangible assets primarily relate to client relationships and have a weighted-average useful life of 2.5 years. Due to the timing of the close of this acquisition, certain information is not yet available and the amounts of goodwill and intangible assets are considered provisional. We believe the information currently available provides a reasonable basis for estimating the fair value of these assets. However, these provisional estimates may be adjusted upon the availability of new information regarding facts and circumstances which existed at the acquisition date. We expect to finalize this valuation in our fiscal first quarter of 2022.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
See Notes 2 and 11 for additional information about our goodwill and identifiable intangible assets, including the related accounting policies.

Acquisition announcements

Charles Stanley

On July 29, 2021, we announced our firm intention to make an offer for the entire issued and to be issued share capital of United Kingdom (“U.K.”)-based Charles Stanley Group PLC (“Charles Stanley”) at a price of £5.15 per share, or approximately £279 million ($387 million as of July 28, 2021). Under the terms of the intended offer, a loan note alternative will be available to Charles Stanley shareholders which will enable eligible Charles Stanley shareholders to elect to receive a loan note in lieu of part or all of the cash consideration to which they would otherwise be entitled under the terms of the offer. The initial interest rate for the loan note alternative for the first year is 0.1%. The note bears interest at a variable rate which resets annually, calculated as the Bank of England’s base rate plus a differential defined in the loan note, with the interest rate not to exceed 1.5% in any period. The transaction, which is subject to U.K. Financial Conduct Authority approval, is expected to close in the first half of fiscal 2022. We have segregated $400 million in cash to fund the acquisition on the closing date, which is included in “Assets segregated for regulatory purposes and restricted cash” on our Consolidated Statements of Financial Condition as of September 30, 2021. The acquisition would provide us the opportunity to accelerate growth in the U.K. and, through Charles Stanley’s multiple affiliation options, give us the ability to offer wealth management affiliation choices consistent with our model in the U.S. and Canada. For purposes of certain acquisition-related financial reporting requirements, the Charles Stanley acquisition will not be considered a material acquisition. Charles Stanley will operate within our PCG segment upon completion of the acquisition.

TriState Capital

On October 20, 2021, we announced we had entered into a definitive agreement to acquire TriState Capital Holdings, Inc. (“TriState Capital”) in a combination cash and stock transaction, valued at approximately $1.1 billion. Under the terms of the agreement, TriState Capital common stockholders will receive $6.00 cash and 0.25 RJF shares for each share of TriState Capital common stock, which represents per share consideration of $31.09 based on the closing price of RJF common stock on October 19, 2021. We have entered into an agreement with the sole holder of the TriState Capital Series C Perpetual Non-Cumulative Convertible Non-Voting Preferred Stock (“Series C Convertible Preferred”) pursuant to which the Series C Convertible Preferred will be converted to common shares at the prescribed exchange ratio and cashed out at $30 per share. The TriState Capital Series A Non-Cumulative Perpetual Preferred Stock and Series B Non-Cumulative Perpetual Preferred Stock will remain outstanding and will be converted into equivalent preferred stock of RJF. The transaction, which is subject to customary closing conditions, including regulatory approvals and approval by TriState Capital shareholders, is expected to close in fiscal 2022. We currently have the ability to utilize our cash on hand to fund the acquisition. TriState Capital offers private banking, commercial banking, and investment management products and services. TriState Capital will continue to operate as a separately branded firm and as an independently-charted bank subsidiary upon closing of the acquisition.

Acquisition and disposition-related expenses

Certain acquisition and integration costs associated with these acquisitions were included in “Acquisition and disposition-related expenses” during fiscal 2021 on our Consolidated Statements of Income and Comprehensive Income. Such costs primarily included legal and other professional fees and, with respect to Financo and Cebile, amortization expense related to identifiable intangible assets with short useful lives. The following table details our acquisition and disposition-related expenses.

	Year ended September 30,
$ in millions	2021	2020	2019
Acquisition-related expenses:
Legal	$7	$—	$—
Identifiable intangible amortization	6	—	—
Other professional fees	6	—	—
Total Acquisition-related expenses	19	—	—
Disposition-related expenses (1)	—	7	15
Total Acquisition and disposition-related expenses	$19	$7	$15

(1)    The twelve months ended September 30, 2020 included a $7 million loss in our Capital Markets segment related to the sale of our interests in certain entities that operated predominantly in France. The twelve months ended September 30, 2019 included a $15 million loss in our Capital Markets segment on the sale of our operations related to research, sales and trading of European equities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 4 – FAIR VALUE

Our “Financial instruments” and “Financial instrument liabilities” on our Consolidated Statements of Financial Condition are recorded at fair value. For further information about such instruments and our significant accounting policies related to fair value, see Note 2. The following tables present assets and liabilities measured at fair value on a recurring basis. Netting adjustments represent the impact of counterparty and collateral netting on our derivative balances included on our Consolidated Statements of Financial Condition. See Note 6 for additional information.

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of September 30, 2021
Assets at fair value on a recurring basis:
Assets segregated for regulatory purposes (1)	$2,100	$—	$—	$—	$2,100
Trading assets:
Municipal and provincial obligations	—	155	—	—	155
Corporate obligations	16	63	—	—	79
Government and agency obligations	15	94	—	—	109
Agency MBS, CMOs and asset-backed securities (“ABS”)	—	211	—	—	211
Non-agency CMOs and ABS	—	14	—	—	14
Total debt securities	31	537	—	—	568
Equity securities	8	4	—	—	12
Brokered certificates of deposit	—	16	—	—	16
Other	—	—	14	—	14
Total trading assets	39	557	14	—	610
Available-for-sale securities (2)	15	8,300	—	—	8,315
Derivative assets:
Interest rate - matched book	—	193	—	—	193
Interest rate - other	16	128	—	(87)	57
Foreign exchange	—	5	—	—	5
Total derivative assets	16	326	—	(87)	255
Other investments - private equity - not measured at NAV	—	—	75	—	75
All other investments:
Government and agency obligations (3)	86	—	—	—	86
Other	77	2	23	—	102
Total all other investments	163	2	23	—	188
Subtotal	2,333	9,185	112	(87)	11,543
Other investments - private equity - measured at NAV					94
Total assets at fair value on a recurring basis	$2,333	$9,185	$112	$(87)	$11,637

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$2	$—	$—	$—	$2
Corporate obligations	—	6	—	—	6
Government and agency obligations	137	—	—	—	137
Total debt securities	139	6	—	—	145
Equity securities	28	3	—	—	31
Total trading liabilities	167	9	—	—	176
Derivative liabilities:
Interest rate - matched book	—	193	—	—	193
Interest rate - other	16	106	—	(88)	34
Other	—	—	1	—	1
Total derivative liabilities	16	299	1	(88)	228
Total liabilities at fair value on a recurring basis	$183	$308	$1	$(88)	$404

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of September 30, 2020
Assets at fair value on a recurring basis:
Trading assets:
Municipal and provincial obligations	$5	$120	$—	$—	$125
Corporate obligations	11	45	—	—	56
Government and agency obligations	13	131	—	—	144
Agency MBS and agency CMOs	—	130	—	—	130
Non-agency CMOs and ABS	—	13	—	—	13
Total debt securities	29	439	—	—	468
Equity securities	11	5	—	—	16
Brokered certificates of deposit	—	17	—	—	17
Other	—	—	12	—	12
Total trading assets	40	461	12	—	513
Available-for-sale securities (2)	16	7,634	—	—	7,650
Derivative assets:
Interest rate - matched book	—	333	—	—	333
Interest rate - other	16	224	—	(135)	105
Total derivative assets	16	557	—	(135)	438
Other investments - private equity - not measured at NAV	—	—	37	—	37
All other investments:
Government and agency obligations (3)	103	—	—	—	103
Other	92	1	22	—	115
Total all other investments	195	1	22	—	218
Subtotal	267	8,653	71	(135)	8,856
Other investments - private equity - measured at NAV					79
Total assets at fair value on a recurring basis	$267	$8,653	$71	$(135)	$8,935

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$1	$—	$—	$—	$1
Corporate obligations	—	5	—	—	5
Government and agency obligations	136	—	—	—	136
Non-agency CMOs and ABS	—	2	—	—	2
Total debt securities	137	7	—	—	144
Equity securities	96	—	—	—	96
Total trading liabilities	233	7	—	—	240
Derivative liabilities:
Interest rate - matched book	—	333	—	—	333
Interest rate - other	16	145	—	(112)	49
Foreign exchange	—	5	—	—	5
Other	—	1	5	—	6
Total derivative liabilities	16	484	5	(112)	393
Total liabilities at fair value on a recurring basis	$249	$491	$5	$(112)	$633

(1)    These assets consist of U.S. Treasuries with maturities greater than 3 months as of our date of purchase.
(2)    Substantially all of our available-for-sale securities consist of agency MBS and agency CMOs. See Note 5 for further information.
(3)    These assets are comprised of U.S. Treasuries primarily purchased to meet certain deposit requirements with clearing organizations.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Level 3 recurring fair value measurements

The following tables present the changes in fair value for Level 3 assets and liabilities measured at fair value on a recurring basis. The realized and unrealized gains and losses in the tables may include changes in fair value that were attributable to both observable and unobservable inputs. In the following tables, gains/(losses) on trading instruments are reported in “Principal transactions” and gains/(losses) on other investments are reported in “Other” revenues on our Consolidated Statements of Income and Comprehensive Income.

Year ended September 30, 2021 Level 3 instruments at fair value
	Financial assets				Financial liabilities
	Trading assets	Derivative assets	Other investments		Derivative liabilities
$ in millions	Other	Other	Private equity investments	All other	Other
Fair value beginning of year	$12	$—	$37	$22	$(5)
Total gains/(losses) included in earnings	(1)	1	37	1	5
Purchases and contributions	49	—	1	—	—
Sales and distributions	(46)	(1)	—	—	(1)
Transfers:
Into Level 3	—	—	—	—	—
Out of Level 3	—	—	—	—	—
Fair value end of year	$14	$—	$75	$23	$(1)
Unrealized gains/(losses) for the year included in earnings for instruments held at the end of the year	$—	$—	$37	$1	$(1)

The net unrealized gains included in earnings on our Level 3 private equity investments for the year ended September 30, 2021 primarily reflected the impact of continued improvement in market conditions and an improved outlook for certain of our investments. Of these gains, $24 million were attributable to noncontrolling interests, which are reflected as an offset in “Other” expenses on our Consolidated Statements of Income and Comprehensive Income.

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

The net unrealized losses on our Level 3 private equity investments for the year ended September 30, 2020 were primarily driven by the then anticipated negative impact of the coronavirus (“COVID-19”) pandemic on certain of our investments. Of these losses, $20 million were attributable to noncontrolling interests, which are reflected as an offset in “Other” expenses on our Consolidated Statements of Income and Comprehensive Income.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of September 30, 2021, 19% of our assets and 1% of our liabilities were measured at fair value on a recurring basis. In comparison, as of September 30, 2020, 19% of our assets and 2% of our liabilities were measured at fair value on a recurring basis.  As of both September 30, 2021 and 2020, Level 3 assets represented less than 1% of our assets measured at fair value on a recurring basis.

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

Recurring measurements $ in millions	Fair value at September 30, 2021	Valuation technique(s)	Unobservable input	Range (weighted-average)
Other investments - private equity investments (not measured at NAV)	$75	Discounted cash flow, transaction price or other investment-specific events	Discount rate	25%
			Terminal earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple	10.0x
			Terminal year	2023 - 2035 (2024)
Fair value at September 30, 2020
Other investments - private equity investments (not measured at NAV)	$37	Discounted cash flow, transaction price or other investment-specific events	Discount rate	25%
			Terminal EBITDA multiple	9.0x
			Terminal year	2021 - 2042 (2023)

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

Our private equity portfolio as of September 30, 2021 includes various direct investments, as well as investments in third-party private equity funds and various legacy private equity funds which we sponsor. The portfolio is primarily invested in a broad range of strategies including leveraged buyouts, growth capital, distressed capital, venture capital and mezzanine capital. Due to the closed-end nature of certain of our fund investments, such investments cannot be redeemed directly with the funds. Our investment is monetized by distributions received through the liquidation of the underlying assets of those funds, the timing of which is uncertain.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents the recorded value and unfunded commitments related to our private equity investments portfolio.

$ in millions	Recorded value	Unfunded commitment
September 30, 2021
Private equity investments measured at NAV	$94	$8
Private equity investments not measured at NAV	75
Total private equity investments	$169

September 30, 2020
Private equity investments measured at NAV	$79	$9
Private equity investments not measured at NAV	37
Total private equity investments	$116

Of the total private equity investments, the portions we owned were $120 million and $90 million as of September 30, 2021 and 2020, respectively. The portions of the private equity investments we did not own were $49 million and $26 million as of September 30, 2021 and 2020, respectively, and were included as a component of noncontrolling interests on our Consolidated Statements of Financial Condition.

As a financial holding company, we are subject to holding period limitations for our merchant banking activities. Additionally, many of our private equity fund investments meet the definition of prohibited covered funds as defined by the Volcker Rule enacted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”).  We have received approval from the Fed to continue to hold the majority of our covered fund investments until July 2022. As a result, we will be required to exit or restructure certain of our private equity investments during fiscal 2022.
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

$ in millions	Level 2	Level 3	Total fair value	Valuation technique(s)	Unobservable input	Range (weighted-average)
September 30, 2021
Bank loans:
Residential mortgage loans	$3	$11	$14	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.5 yrs.)
Corporate loans	$—	$49	$49	Collateral or discounted cash flow (1)	Not meaningful (1)	Not meaningful (1)
Loans held for sale	$29	$—	$29	N/A	N/A	N/A

September 30, 2020
Bank loans:
Residential mortgage loans	$4	$13	$17	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.6 yrs.)
Corporate loans	$—	$15	$15	Collateral or discounted cash flow (1)	Not meaningful (1)	Not meaningful (1)
Loans held for sale	$38	$—	$38	N/A	N/A	N/A
Other assets: other real estate owned	$1	$—	$1	N/A	N/A	N/A

(1)    The valuation techniques used to estimate the fair values are based on collateral value less selling costs for the collateral-dependent loans and discounted cash flows for loans that are not collateral-dependent.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Financial instruments not recorded at fair value

Many, but not all, of the financial instruments we hold were recorded at fair value on the Consolidated Statements of Financial Condition.  The following table presents the estimated fair value and fair value hierarchy of financial assets and liabilities that are not recorded at fair value on the Consolidated Statements of Financial Condition at September 30, 2021 and 2020. This table excludes financial instruments that are carried at amounts which approximate fair value.

$ in millions	Level 2	Level 3	Total estimated fair value	Carrying amount
September 30, 2021
Financial assets:
Bank loans, net	$116	$24,839	$24,955	$24,902
Financial liabilities:
Bank deposits - certificates of deposit	$—	$898	$898	$878
Senior notes payable	$2,459	$—	$2,459	$2,037

September 30, 2020
Financial assets:
Bank loans, net	$72	$21,119	$21,191	$21,125
Financial liabilities:
Bank deposits - certificates of deposit	$—	$1,056	$1,056	$1,017
Senior notes payable	$2,504	$—	$2,504	$2,045

Short-term financial instruments: The carrying value of short-term financial instruments, such as cash and cash equivalents, including amounts segregated for regulatory purposes and restricted cash, and the majority of collateralized agreements and collateralized financings, are recorded at amounts that approximate the fair value of these instruments. These financial instruments generally expose us to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market rates. Under the fair value hierarchy, cash and cash equivalents, including amounts segregated for regulatory purposes and restricted cash, are classified as Level 1 and collateralized agreements and financings are classified as Level 2.

Bank loans, net: These financial instruments are primarily comprised of loans originated or purchased by Raymond James Bank and include C&I loans, commercial and residential real estate loans, tax-exempt loans, SBL and other loans intended to be held until maturity or payoff. These financial instruments are primarily recorded at amounts that result from the application of the methodologies for loans held for investment summarized in Note 2. Certain bank loans are held for sale, which are carried at the lower of cost or market value. A portion of these loans held for sale, as well as certain held for investment loans which have been written-down, are recorded at fair value as nonrecurring fair value measurements and therefore are excluded from the preceding table.

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

Receivables and other assets: Brokerage client receivables, other receivables, and certain other assets are recorded at amounts that approximate fair value and are classified as Levels 2 and 3 under the fair value hierarchy. As specified under GAAP, the FHLB and FRB stock are recorded at cost, which we have determined to approximate their estimated fair value, and are classified as Level 2 under the fair value hierarchy.

Loans to financial advisors, net: These financial instruments are primarily comprised of loans to financial advisors, primarily for recruiting and retention purposes. Loans to financial advisors, net are recorded at amounts that approximate fair value and are classified as Level 2 under the fair value hierarchy. Refer to Note 2 for information regarding loans to financial advisors, net.

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

Other borrowings: Other borrowings is primarily comprised of Raymond James Bank’s borrowings from the FHLB, which reflect terms that approximate current market rates for similar loans and therefore, their carrying value approximates fair value. Our other borrowings are classified as Level 2 under the fair value hierarchy.

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

The following table details the amortized costs and fair values of our available-for-sale securities.

$ in millions	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2021
Agency residential MBS	$5,168	$46	$(25)	$5,189
Agency commercial MBS	1,285	7	(28)	1,264
Agency CMOs	1,854	9	(16)	1,847
Other securities	15	—	—	15
Total available-for-sale securities	$8,322	$62	$(69)	$8,315

September 30, 2020
Agency residential MBS	$4,064	$74	$(3)	$4,135
Agency commercial MBS	948	22	(1)	969
Agency CMOs	2,504	27	(1)	2,530
Other securities	15	1	—	16
Total available-for-sale securities	$7,531	$124	$(5)	$7,650

The amortized costs and fair values in the preceding table exclude $14 million and $15 million of accrued interest on available-for-sale securities as of September 30, 2021 and September 30, 2020, respectively, which was included in “Other receivables, net” on our Consolidated Statements of Financial Condition.

See Note 4 for additional information regarding the fair value of available-for-sale securities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table details the contractual maturities, amortized costs, carrying values and current yields for our available-for-sale securities.  Since our MBS and CMO available-for-sale securities are backed by mortgages, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. As a result, as of September 30, 2021, the weighted-average life of our available-for-sale securities portfolio was approximately four years.

	September 30, 2021
$ in millions	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency residential MBS
Amortized cost	$—	$80	$2,554	$2,534	$5,168
Carrying value	$—	$84	$2,570	$2,535	$5,189
Agency commercial MBS
Amortized cost	$21	$298	$878	$88	$1,285
Carrying value	$21	$299	$856	$88	$1,264
Agency CMOs
Amortized cost	$—	$1	$32	$1,821	$1,854
Carrying value	$—	$1	$33	$1,813	$1,847
Other securities
Amortized cost	$—	$8	$7	$—	$15
Carrying value	$—	$8	$7	$—	$15
Total available-for-sale securities
Amortized cost	$21	$387	$3,471	$4,443	$8,322
Carrying value	$21	$392	$3,466	$4,436	$8,315
Weighted-average yield	2.24%	1.61%	1.15%	1.08%	1.14%

The following table details the gross unrealized losses and fair values of securities that were in a loss position at the reporting period end, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
$ in millions	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
September 30, 2021
Agency residential MBS	$3,155	$(25)	$18	$—	$3,173	$(25)
Agency commercial MBS	645	(13)	353	(15)	998	(28)
Agency CMOs	918	(12)	231	(4)	1,149	(16)
Other securities	3	—	—	—	3	—
Total	$4,721	$(50)	$602	$(19)	$5,323	$(69)
September 30, 2020
Agency residential MBS	$966	$(3)	$—	$—	$966	$(3)
Agency commercial MBS	177	(1)	—	—	177	(1)
Agency CMOs	410	(1)	—	—	410	(1)
Total	$1,553	$(5)	$—	$—	$1,553	$(5)

The contractual cash flows of our available-for-sale securities are guaranteed by the U.S. government or its agencies. At September 30, 2021, of the 276 available-for-sale securities in an unrealized loss position, 239 were in a continuous unrealized loss position for less than 12 months and 37 securities were in a continuous unrealized loss position for greater than 12 months.  We do not consider unrealized losses associated with these securities to be credit losses due to the guarantee of the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities. In addition, unrealized losses related to these available-for-sale securities are generally due to changes in market interest rates. At September 30, 2021, based on our assessment of this portfolio, we did not recognize an allowance for credit losses on our available-for-sale securities. At September 30, 2021, debt securities we held in excess of ten percent of our equity included those issued by the Federal National Home Mortgage Association and Federal Home Loan Mortgage Corporation with amortized costs of $5.17 billion and $2.90 billion, respectively, which also approximated the fair values of the securities.

We received proceeds of $969 million and $222 million, respectively, from the sales of available-for-sale securities for the years ended September 30, 2021 and 2020, respectively. These sales resulted in insignificant gains for both periods, which were included in “Other” revenues on our Consolidated Statements of Income and Comprehensive Income. There were no sales of available-for-sale securities for the year ended September 30, 2019.

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

	September 30, 2021			September 30, 2020
$ in millions	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate - matched book	$193	$193	$1,736	$333	$333	$2,174
Interest rate - other (1)	144	122	15,087	240	161	19,206
Foreign exchange	3	—	826	—	2	605
Other	—	1	551	—	6	608
Subtotal	340	316	18,200	573	502	22,593
Derivatives designated as hedging instruments
Interest rate	—	—	850	—	—	850
Foreign exchange	2	—	939	—	3	866
Subtotal	2	—	1,789	—	3	1,716
Total gross fair value/notional amount	342	316	$19,989	573	505	$24,309
Offset on the Consolidated Statements of Financial Condition
Counterparty netting	(46)	(46)		(40)	(40)
Cash collateral netting	(41)	(42)		(95)	(72)
Total amounts offset	(87)	(88)		(135)	(112)
Net amounts presented on the Consolidated Statements of Financial Condition	255	228		438	393
Gross amounts not offset on the Consolidated Statements of Financial Condition
Financial instruments (2)	(205)	(193)		(349)	(333)
Total	$50	$35		$89	$60

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

The following table details the gains/(losses) included in AOCI, net of income taxes, on derivatives designated as hedging instruments. These gains/(losses) included any amounts reclassified from AOCI to net income during the year. See Note 20 for additional information.

	Year ended September 30,
$ in millions	2021	2020	2019
Interest rate (cash flow hedges)	$26	$(34)	$(61)
Foreign exchange (net investment hedges)	(34)	5	22
Total gains/(losses) included in AOCI, net of taxes	$(8)	$(29)	$(39)

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for any of the years ended September 30, 2021, 2020 or 2019.  We expect to reclassify $16 million of interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is six years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table details the gains/(losses) on derivatives not designated as hedging instruments recognized on the Consolidated Statements of Income and Comprehensive Income.

		Year ended September 30,
$ in millions	Location of gain/(loss)	2021	2020	2019
Interest rate	Principal transactions/other revenues	$13	$7	$7
Foreign exchange	Other revenues	$(21)	$—	$25
Other	Principal transactions	$4	$(5)	$—
Other	Compensation, commissions and benefits expense	$—	$(1)	$5

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

Our only exposure to credit risk on matched book derivatives is related to our uncollected derivative transaction fee revenues, which were insignificant as of both September 30, 2021 and 2020. We are not exposed to market risk on these derivatives due to the pass-through transaction structure described in Note 2.

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

	Collateralized agreements			Collateralized financings
$ in millions	Reverse repurchase agreements	Securities borrowed	Total	Repurchase agreements	Securities loaned	Total
September 30, 2021
Gross amounts of recognized assets/liabilities	$279	$201	$480	$205	$72	$277
Gross amounts offset on the Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts presented on the Consolidated Statements of Financial Condition	279	201	480	205	72	277
Gross amounts not offset on the Consolidated Statements of Financial Condition	(279)	(195)	(474)	(205)	(68)	(273)
Net amounts	$—	$6	$6	$—	$4	$4
September 30, 2020
Gross amounts of recognized assets/liabilities	$207	$215	$422	$165	$85	$250
Gross amounts offset on the Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts presented on the Consolidated Statements of Financial Condition	207	215	422	165	85	250
Gross amounts not offset on the Consolidated Statements of Financial Condition	(207)	(209)	(416)	(165)	(79)	(244)
Net amounts	$—	$6	$6	$—	$6	$6

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

	September 30,
$ in millions	2021	2020
Collateral we received that was available to be delivered or repledged	$3,429	$2,869
Collateral that we delivered or repledged	$830	$788

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

	September 30,
$ in millions	2021	2020
Had the right to deliver or repledge	$368	$325
Did not have the right to deliver or repledge	$65	$65
Bank loans, net pledged at FHLB and the Federal Reserve Bank of Atlanta	$5,716	$5,367

Repurchase agreements, repurchase-to-maturity transactions and securities loaned accounted for as secured borrowings

The following table presents the remaining contractual maturity of repurchase agreements and securities lending transactions accounted for as secured borrowings.

$ in millions	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
September 30, 2021
Repurchase agreements:
Government and agency obligations	$122	$—	$—	$—	$122
Agency MBS and agency CMOs	83	—	—	—	83
Total repurchase agreements	205	—	—	—	205
Securities loaned:
Equity securities	72	—	—	—	72
Total collateralized financings	$277	$—	$—	$—	$277

September 30, 2020
Repurchase agreements:
Government and agency obligations	$87	$—	$—	$—	$87
Agency MBS and agency CMOs	78	—	—	—	78
Total repurchase agreements	165	—	—	—	165
Securities loaned:
Equity securities	85	—	—	—	85
Total collateralized financings	$250	$—	$—	$—	$250

As of both September 30, 2021 and 2020, we did not have any “repurchase-to-maturity” agreements, which are repurchase agreements where a security is transferred under an agreement to repurchase and the maturity date of the repurchase agreement matches the maturity date of the underlying security.

NOTE 8 – BANK LOANS, NET

Bank client receivables are comprised of loans originated or purchased by Raymond James Bank and include C&I loans, REIT loans, tax-exempt loans, commercial and residential real estate loans, and SBL and other loans. These receivables are collateralized by first and, to a lesser extent, second mortgages on residential or other real property, other assets of the borrower, a pledge of revenue, securities or are unsecured. See Note 2 for a discussion of accounting policies related to bank loans.

As of October 1, 2020, we adopted new accounting guidance related to the measurement of credit losses on financial instruments. See Note 2 for further information about this guidance and a discussion of our accounting policies related to our allowance for credit losses. We segregate our loan portfolio into six loan portfolio segments: C&I, CRE, REIT, tax-exempt, residential mortgage, and SBL and other. Upon adoption, we redefined certain of our portfolio segments to align with the new methodology applied in determining the allowance for credit losses. Prior-period loan portfolio segment balances have been revised to conform to the current presentation. Loan balances in the following tables are presented at amortized cost (outstanding principal balance net of unearned income and deferred expenses, which include purchase premiums, purchase discounts and net deferred origination fees and costs), except for certain held for sale loans recorded at fair value. Bank loans

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
are presented on our Consolidated Statements of Financial Condition at amortized cost (or fair value where applicable) less the allowance for credit losses.

The following table presents the balances for both the held for sale and held for investment loan portfolios, as well as the associated percentage of each portfolio segment in Raymond James Bank’s total loan portfolio.

	September 30,
	2021		2020		2019		2018		2017
$ in millions	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
C&I loans	$8,440	33%	$7,421	34%	$8,056	38%	$7,741	39%	$7,339	43%
CRE loans	2,872	11%	2,489	12%	2,507	12%	2,309	12%	1,859	11%
REIT loans	1,112	5%	1,210	5%	1,333	6%	1,470	8%	1,361	8%
Tax-exempt loans	1,321	5%	1,259	6%	1,241	6%	1,227	6%	1,018	6%
Residential mortgage loans	5,318	21%	4,973	23%	4,479	21%	3,775	19%	3,162	18%
SBL and other	6,106	24%	4,087	19%	3,351	16%	3,035	15%	2,388	14%
Total loans held for investment	25,169	99%	21,439	99%	20,967	99%	19,557	99%	17,127	100%
Held for sale loans	145	1%	110	1%	142	1%	164	1%	70	—%
Total loans held for sale and investment	25,314	100%	21,549	100%	21,109	100%	19,721	100%	17,197	100%
Allowance for credit losses	(320)		(354)		(218)		(203)		(190)
Bank loans, net	$24,994		$21,195		$20,891		$19,518		$17,007
Accrued interest receivable on bank loans	$48		$45		$53		$52		$37

The allowance for credit losses was 1.27% of the held for investment loan portfolio as of September 30, 2021 and was determined using the CECL methodology, which we adopted on October 1, 2020. Prior periods have not been restated and were calculated under the incurred loss methodology, which differs from the CECL methodology in that it was based on historical loss experience and did not include an estimate of credit losses using a reasonable and supportable forecast period.

Accrued interest receivables presented in the preceding table are reported in “Other receivables, net” on our Consolidated Statements of Financial Condition.

At September 30, 2021, the FHLB had a blanket lien on Raymond James Bank’s residential mortgage loan portfolio as security for the repayment of certain borrowings. See Note 16 for more information regarding borrowings from the FHLB.

Held for sale loans

Raymond James Bank originated or purchased $2.15 billion, $1.79 billion and $2.33 billion of loans held for sale during the years ended September 30, 2021, 2020 and 2019, respectively.  The majority of these loans were purchases of the guaranteed portions of SBA loans intended for resale in the secondary market as individual SBA loans or as securitized pools of SBA loans. Proceeds from the sale of held for sale loans amounted to $973 million, $776 million and $800 million for the years ended September 30, 2021, 2020 and 2019, respectively. Net gains resulting from such sales were insignificant in each of the years ended September 30, 2021, 2020 and 2019.

Purchases and sales of loans held for investment

The following table presents purchases and sales of loans held for investment by portfolio segment.

$ in millions	C&I loans	CRE loans	Residential mortgage loans	Total
Year ended September 30, 2021
Purchases	$1,528	$—	$524	$2,052
Sales	$297	$—	$—	$297
Year ended September 30, 2020
Purchases	$589	$5	$402	$996
Sales	$598	$27	$2	$627
Year ended September 30, 2019
Purchases	$1,046	$42	$400	$1,488
Sales	$126	$—	$—	$126

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Sales in the preceding table represent the recorded investment (i.e., net of charge-offs and discounts or premiums) of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. As more fully described in Note 2, corporate loan sales generally occur as part of our credit management activities.

Aging analysis of loans held for investment

The following table presents information on delinquency status of our loans held for investment.

$ in millions	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual with allowance	Nonaccrual with no allowance	Current and accruing	Total loans held for investment
September 30, 2021
C&I loans	$—	$—	$—	$39	$—	$8,401	$8,440
CRE loans	—	—	—	—	20	2,852	2,872
REIT loans	—	—	—	—	—	1,112	1,112
Tax-exempt loans	—	—	—	—	—	1,321	1,321
Residential mortgage loans	2	—	2	2	13	5,301	5,318
SBL and other	—	—	—	—	—	6,106	6,106
Total loans held for investment	$2	$—	$2	$41	$33	$25,093	$25,169

September 30, 2020
C&I loans	$—	$—	$—	$2	$—	$7,419	$7,421
CRE loans	—	—	—	—	14	2,475	2,489
REIT loans	—	—	—	—	—	1,210	1,210
Tax-exempt loans	—	—	—	—	—	1,259	1,259
Residential mortgage loans	—	—	—	3	11	4,959	4,973
SBL and other	—	—	—	—	—	4,087	4,087
Total loans held for investment	$—	$—	$—	$5	$25	$21,409	$21,439

The preceding table includes $61 million and $15 million at September 30, 2021 and 2020, respectively, of nonaccrual loans which were current pursuant to their contractual terms. The table also includes CRE and residential first mortgage loan TDRs of $12 million and $13 million, respectively, at September 30, 2021, and $6 million and $15 million, respectively, at September 30, 2020.

Other real estate owned, included in “Other assets” on our Consolidated Statements of Financial Condition, was insignificant at September 30, 2021 and 2020.

Collateral-dependent loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale of the underlying collateral. At September 30, 2021, we had $20 million of collateral-dependent CRE loans, which were fully collateralized by retail and industrial real estate, and $5 million of collateral-dependent residential loans, which were fully collateralized by single family homes. Collateral-dependent loans do not include loans to borrowers who have been granted forbearance as result of the COVID-19 pandemic or loans for which the borrower had requested a loan modification, where the request had been initiated but had not been approved or completed as of September 30, 2021. Such loans may be considered collateral-dependent after the forbearance period expires. The recorded investment in mortgage loans secured by one-to-four family residential properties for which formal foreclosure proceedings were in process was $4 million and $6 million at September 30, 2021 and 2020, respectively.

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
Notes to Consolidated Financial Statements
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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following tables present our held for investment bank loan portfolio by credit quality indicator.

	September 30, 2021								September 30, 2020
	Loans by origination year
$ in millions	2021	2020	2019	2018	2017	Prior	Revolving loans	Total	Total
C&I loans
Risk rating:
Pass	$999	$1,273	$1,180	$1,408	$935	$1,633	$739	$8,167	$6,939
Special mention	—	—	41	—	26	54	1	122	235
Substandard	—	—	24	84	—	28	—	136	247
Doubtful	—	—	15	—	—	—	—	15	—
Total C&I loans	$999	$1,273	$1,260	$1,492	$961	$1,715	$740	$8,440	$7,421

CRE loans
Risk rating:
Pass	$533	$459	$442	$652	$223	$174	$62	$2,545	$2,141
Special mention	—	45	58	36	—	—	—	139	213
Substandard	—	—	32	98	8	50	—	188	135
Doubtful	—	—	—	—	—	—	—	—	—
Total CRE loans	$533	$504	$532	$786	$231	$224	$62	$2,872	$2,489

REIT loans
Risk rating:
Pass	$235	$95	$75	$60	$46	$167	$237	$915	$1,138
Special mention	—	—	13	11	33	106	6	169	43
Substandard	—	—	21	—	4	—	3	28	29
Doubtful	—	—	—	—	—	—	—	—	—
Total REIT loans	$235	$95	$109	$71	$83	$273	$246	$1,112	$1,210

Tax-exempt loans
Risk rating:
Pass	$158	$57	$124	$204	$272	$506	$—	$1,321	$1,259
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total tax-exempt loans	$158	$57	$124	$204	$272	$506	$—	$1,321	$1,259

Residential mortgage loans
Risk rating:
Pass	$1,861	$1,266	$640	$386	$451	$666	$20	$5,290	$4,944
Special mention	—	—	—	—	—	5	—	5	6
Substandard	—	—	—	1	2	20	—	23	23
Doubtful	—	—	—	—	—	—	—	—	—
Total residential mortgage loans	$1,861	$1,266	$640	$387	$453	$691	$20	$5,318	$4,973

SBL and other
Risk rating:
Pass	$3	$45	$12	$—	$—	$—	$6,046	$6,106	$4,087
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total SBL and other	$3	$45	$12	$—	$—	$—	$6,046	$6,106	$4,087

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents the held for investment residential mortgage loan portfolio by FICO score and by LTV ratio at origination.

$ in millions	September 30, 2021	September 30, 2020
FICO score:
Below 600	$67	$67
600 - 699	416	363
700 - 799	3,772	3,463
800 +	1,058	1,076
FICO score not available	5	4
Total	$5,318	$4,973

LTV ratio:
Below 80%	$4,123	$3,852
80%+	1,195	1,121
Total	$5,318	$4,973

Allowance for credit losses

The following table presents changes in the allowance for credit losses on held for investment bank loans by portfolio segment.

$ in millions	C&I loans	CRE loans	REIT loans	Tax-exempt loans	Residential mortgage loans	SBL and other	Total
Year ended September 30, 2021
Balance at beginning of year	$200	$81	$36	$14	$18	$5	$354
Impact of CECL adoption	19	(11)	(9)	(12)	24	(2)	9
Provision/(benefit) for credit losses	(25)	5	(5)	—	(8)	1	(32)
Net (charge-offs)/recoveries:
Charge-offs	(4)	(10)	—	—	—	—	(14)
Recoveries	—	—	—	—	1	—	1
Net (charge-offs)/recoveries	(4)	(10)	—	—	1	—	(13)
Foreign exchange translation adjustment	1	1	—	—	—	—	2
Balance at end of year	$191	$66	$22	$2	$35	$4	$320

Year ended September 30, 2020
Balance at beginning of year	$139	$34	$15	$9	$16	$5	$218
Provision/(benefit) for credit losses	157	48	23	5	—	—	233
Net (charge-offs)/recoveries:
Charge-offs	(96)	(2)	(2)	—	—	—	(100)
Recoveries	—	—	—	—	2	—	2
Net (charge-offs)/recoveries	(96)	(2)	(2)	—	2	—	(98)
Foreign exchange translation adjustment	—	1	—	—	—	—	1
Balance at end of year	$200	$81	$36	$14	$18	$5	$354

The allowance for credit losses on held for investment bank loans decreased $43 million to $320 million since the adoption of CECL on October 1, 2020, largely attributable to improved forecasts for certain macroeconomic inputs to our CECL model since our adoption date, including improved outlooks on unemployment, gross domestic product and property price indices, as well as improved credit ratings within our corporate loan portfolio, partially offset by provisions for credit losses related to loan growth.

The allowance for credit losses on unfunded lending commitments, which is included in “Other payables” on our Consolidated Statements of Financial Condition, was $13 million and $12 million at September 30, 2021 and 2020, respectively. The increase in the allowance for credit losses on unfunded lending commitments as of September 30, 2021 compared with September 30, 2020 was due to the adoption impact of CECL of $8 million, partially offset by improved forecasts for certain macroeconomic inputs to our CECL model and lower unfunded exposure in the CRE portfolio.

See Note 2 for further information about the adoption of CECL and the impact to the allowance for credit losses.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

	September 30,
$ in millions	2021	2020
Currently affiliated with the firm (1)	$1,074	$1,001
No longer affiliated with the firm (2)	10	15
Total loans to financial advisors	1,084	1,016
Allowance for credit losses	(27)	(4)
Loans to financial advisors, net	$1,057	$1,012
Accrued interest receivable on loans to financial advisors	$4	$4

(1) These loans were predominantly current.
(2) These loans were predominantly past due for a period of 180 days or more.

Accrued interest receivables presented in the preceding table are reported in “Other receivables, net” on the Consolidated Statements of Financial Condition.

The allowance for credit losses was 2.49% of the loan portfolio as of September 30, 2021 and was determined using the CECL methodology, which we adopted on October 1, 2020. The allowance for credit losses as of September 30, 2020 was determined under the incurred loss methodology and has not been restated. The increase in the allowance from September 30, 2020 to September 30, 2021 was primarily due to the impact of the October 1, 2020 CECL adoption, which resulted in an increase in our allowance for credit losses of $25 million. See Note 2 for further information on the CECL adoption.

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

$ in millions	Aggregate assets	Aggregate liabilities
September 30, 2021
Private Equity Interests	$66	$4
LIHTC funds	111	52
Restricted Stock Trust Fund	15	15
Total	$192	$71

September 30, 2020
Private Equity Interests	$39	$4
LIHTC funds	168	76
Restricted Stock Trust Fund	14	14
Total	$221	$94

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents information about the carrying value of the assets and liabilities of the VIEs which we consolidate and which are included on our Consolidated Statements of Financial Condition. Intercompany balances are eliminated in consolidation and not reflected in the following table.

	September 30,
$ in millions	2021	2020
Assets:
Cash and cash equivalents and assets segregated for regulatory purposes and restricted cash	$10	$9
Other investments	63	37
Other assets	105	164
Total assets	$178	$210
Liabilities:
Other payables	$45	$76
Total liabilities	$45	$76
Noncontrolling interests	$58	$62

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

	September 30,
	2021			2020
$ in millions	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
Private Equity Interests	$7,318	$47	$82	$7,738	$96	$67
LIHTC funds	7,032	2,280	71	6,516	1,993	66
Other	519	155	10	227	136	6
Total	$14,869	$2,482	$163	$14,481	$2,225	$139

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

	September 30,
$ in millions	2021	2020
Goodwill	$660	$466
Identifiable intangible assets, net	222	134
Total goodwill and identifiable intangible assets, net	$882	$600

Goodwill

The following table summarizes our goodwill by segment and the balances and activity for the years indicated.

$ in millions	Private Client Group	Capital Markets	Asset Management	Total
Year ended September 30, 2021
Goodwill as of beginning of year	$277	$120	$69	$466
Additions	139	54	—	193
Foreign currency translations	1	—	—	1
Goodwill as of end of year	$417	$174	$69	$660

Year ended September 30, 2020
Goodwill as of beginning of year	$275	$120	$69	$464
Foreign currency translations	2	—	—	2
Goodwill as of end of year	$277	$120	$69	$466

The additions to goodwill during the year ended September 30, 2021 arose from our acquisitions of NWPS in the Private Client Group segment and Financo and Cebile in the Capital Markets segment. See Note 3 for additional discussion of these acquisitions.

Qualitative assessments

As described in Note 2, we perform goodwill impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We performed our latest annual goodwill impairment testing as of our January 1, 2021 evaluation date, evaluating balances as of December 31, 2020. In that testing, we performed a qualitative impairment assessment for each of our reporting units that had goodwill. Based upon the outcome of our qualitative assessments, no impairment was identified.

Our qualitative assessments consider macroeconomic indicators, such as trends in equity and fixed income markets, gross domestic product, unemployment rates, interest rates, and housing markets. We also consider regulatory changes, reporting unit results, and changes in key personnel and strategy. Changes in these indicators, and our ability to respond to such changes, may trigger the need for impairment testing at a point other than our annual assessment date. No events have occurred since our annual assessment date that would cause us to update this impairment testing.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Identifiable intangible assets, net

The following table sets forth our identifiable intangible asset balances by segment, net of accumulated amortization, and activity for the years indicated.

$ in millions	Private Client Group	Capital Markets	Asset Management	Total
Year ended September 30, 2021
Net identifiable intangible assets as of beginning of year	$31	$13	$90	$134
Additions	96	13	—	109
Amortization expense	(7)	(9)	(5)	(21)
Net identifiable intangible assets as of end of year	$120	$17	$85	$222

Year ended September 30, 2020
Net identifiable intangible assets as of beginning of year	$35	$17	$95	$147
Amortization expense	(4)	(4)	(5)	(13)
Net identifiable intangible assets as of end of year	$31	$13	$90	$134

The additions of identifiable intangible assets during the year ended September 30, 2021 arose from our acquisitions of NWPS in the Private Client Group segment and Financo and Cebile in the Capital Markets segment. See Note 3 for additional discussion of these acquisitions.

The following table summarizes our identifiable intangible assets by type.

	September 30,
	2021		2020
$ in millions	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Customer relationships	$238	$(79)	$134	$(61)
Non-amortizing customer relationships	52	—	52	—
Trade name	12	(5)	10	(4)
Seller relationship agreements	4	(3)	4	(2)
Other	6	(3)	6	(5)
Total	$312	$(90)	$206	$(72)

The following table sets forth the projected amortization expense by fiscal year associated with our identifiable intangible assets with finite lives.

Fiscal year ended September 30,	$ in millions
2022	$22
2023	15
2024	14
2025	13
2026	10
Thereafter	96
Total	$170

Qualitative assessments

As described in Note 2, we perform impairment testing for our non-amortizing customer relationships intangible asset on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. We performed our latest annual impairment testing as of our January 1, 2021 evaluation date, evaluating the balance as of December 31, 2020. In that testing, we performed a qualitative assessment for our non-amortizing customer relationships intangible asset. Based upon the outcome of our qualitative assessment, no impairment was identified. No events have occurred since such assessment that would cause us to update this impairment testing.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 12 - OTHER ASSETS

The following table details the components of other assets. See Note 2 for a discussion of the accounting polices related to certain of these components.

	September 30,
$ in millions	2021	2020
Investments in company-owned life insurance policies	$952	$773
Property and equipment, net	499	535
Lease ROU assets	446	321
Prepaid expenses	127	123
Investments in FHLB and FRB stock	72	77
All other	161	231
Total other assets	$2,257	$2,060

As of September 30, 2021, the cumulative face value of our company-owned life insurance policies was $2.04 billion.

See Note 13 for further information regarding our property and equipment and Note 14 for further information regarding our leases.

NOTE 13 - PROPERTY AND EQUIPMENT, NET

The following table presents the components of our property and equipment, net as of the dates indicated.

	September 30,
	2021			2020
$ in millions	Gross carrying value	Accumulated depreciation/ software amortization	Property and equipment, net	Gross carrying value	Accumulated depreciation/ software amortization	Property and equipment, net
Land	$29	$—	$29	$29	$—	$29
Software, including development in progress	606	(362)	244	565	(302)	263
Buildings, building components, leasehold and land improvements	397	(225)	172	406	(215)	191
Furniture, fixtures and equipment	321	(267)	54	294	(242)	52
Total	$1,353	$(854)	$499	$1,294	$(759)	$535

Depreciation expense associated with property and equipment was $51 million, $52 million, and $48 million for the years ended September 30, 2021, 2020, and 2019, respectively, and is included in “Occupancy and equipment” expense on our Consolidated Statements of Income and Comprehensive Income. Amortization expense associated with computer software was $62 million, $54 million, and $49 million for the years ended September 30, 2021, 2020, and 2019, respectively, and is included in “Communications and information processing” expense on our Consolidated Statements of Income and Comprehensive Income. We also incur software licensing fees, which are also included in “Communications and information processing” expense on our Consolidated Statements of Income and Comprehensive Income.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 14 - LEASES

The following table presents balances related to our leases on our Consolidated Statements of Financial Condition. See Note 2 for a discussion of our accounting policies related to leases.

$ in millions	September 30, 2021	September 30, 2020
ROU assets (included in Other assets)	$446	$321
Lease liabilities (included in Other payables)	$450	$345

The weighted-average remaining lease term and discount rate for our leases is presented in the following table.

	September 30, 2021	September 30, 2020
Weighted-average remaining lease term	6.7 years	5.0 years
Weighted-average discount rate	3.45%	3.86%

Lease expense

The following table details the components of lease expense, which is included in “Occupancy and equipment” expense on our Consolidated Statements of Income and Comprehensive Income.

	Year ended September 30,
$ in millions	2021	2020
Lease costs	$110	$98
Variable lease costs	$27	$26

Variable lease costs in the preceding table include payments for common area maintenance charges and other variable costs that are not reflected in the measurement of ROU assets and lease liabilities.

Lease liabilities

The maturities by fiscal year of our lease liabilities as of September 30, 2021 are presented in the following table.

$ in millions
2022	$102
2023	94
2024	72
2025	56
2026	46
Thereafter	136
Gross lease payments	506
Less: interest	(56)
Present value of lease liabilities	$450

Lease payments in the preceding table exclude $20 million of legally binding minimum lease payments for leases signed but not yet commenced. These leases are estimated to commence between fiscal year 2022 and 2023 with lease terms ranging from three to seven years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 15 – BANK DEPOSITS

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

	September 30,
	2021		2020
$ in millions	Balance	Weighted-average rate	Balance	Weighted-average rate
Savings and money market accounts	$31,415	0.01%	$25,604	0.01%
Certificates of deposit	878	1.87%	1,017	1.94%
NOW accounts	164	1.84%	156	1.92%
Demand deposits (non-interest-bearing)	38	—	24	—
Total bank deposits	$32,495	0.07%	$26,801	0.09%

Total bank deposits in the preceding table exclude affiliate deposits of $301 million and $185 million at September 30, 2021 and 2020, respectively. As of September 30, 2021, these affiliate deposits included $229 million and $72 million held in deposit accounts at Raymond James Bank on behalf of RJF and Raymond James Trust Company of New Hampshire, respectively. As of September 30, 2020, these affiliate deposits were held by Raymond James Bank on behalf of RJF. See Note 27 for additional information.

Savings and money market accounts in the preceding table consist primarily of deposits that are cash balances swept to Raymond James Bank from the client investment accounts maintained at RJ&A. These balances are held in FDIC-insured bank accounts through the RJBDP. The aggregate amount of individual time deposit account balances that exceeded the FDIC insurance limit at September 30, 2021 was approximately $42 million.

The following table sets forth the scheduled maturities of certificates of deposit.

	September 30,
	2021		2020
$ in millions	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
Three months or less	$22	$87	$59	$76
Over three through six months	21	76	26	18
Over six through twelve months	32	54	19	26
Over one through two years	93	170	43	206
Over two through three years	37	166	67	170
Over three through four years	6	99	37	165
Over four through five years	9	6	7	98
Total certificates of deposit	$220	$658	$258	$759

Interest expense on deposits, excluding interest expense related to affiliate deposits, is summarized in the following table.

	Year ended September 30,
$ in millions	2021	2020	2019
Savings, money market, and NOW accounts	$6	$21	$120
Certificates of deposit	17	20	12
Total interest expense on deposits	$23	$41	$132

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 16 – OTHER BORROWINGS

The following table details the components of other borrowings.

	September 30,
$ in millions	2021	2020
FHLB advances	$850	$875
Mortgage notes payable	8	13
Total other borrowings	$858	$888

FHLB advances

Borrowings from the FHLB were comprised of floating-rate advances of $850 million as of September 30, 2021, and floating and fixed-rate advances of $850 million and $25 million, respectively, as of September 30, 2020. The fixed-rate advance, which incurred interest at 3.4%, matured and was repaid in October 2020. The interest rates on the floating-rate advances, which mature in December 2022, reset quarterly and are generally based on LIBOR. We use interest rate swaps to manage the risk of increases in interest rates associated with these floating-rate advances by converting the balances subject to variable interest rates to a fixed interest rate. Refer to Note 2 for information regarding these interest rate swaps, which are accounted for as hedging instruments. The weighted-average interest rate on our floating-rate FHLB advances was 0.26% and 0.45% as of September 30, 2021 and September 30, 2020, respectively. The interest rates on the FHLB borrowings will transition to a Secured Overnight Financing Rate (“SOFR”)-based rate in December 2021. All of the advances were secured by a blanket lien granted to the FHLB on our residential mortgage loan portfolio.

Secured and unsecured financing arrangements

In February 2019, RJF and RJ&A entered into an unsecured revolving credit facility agreement (the “Credit Facility”) with a syndicate of lenders. In April 2021, we amended our Credit Facility, extending the term from February 2024 to April 2026 and incorporating a lower cost of borrowing under the Credit Facility and certain favorable covenant modifications. This committed unsecured borrowing facility provides for maximum borrowings of up to $500 million, with a sublimit of $300 million for RJF. RJ&A may borrow up to $500 million under the Credit Facility, depending on the amount of outstanding borrowings of RJF. The interest rates on borrowings under the Credit Facility are variable and were based on LIBOR as of September 30, 2021, as adjusted for RJF’s credit rating; however, the administrative agent has the right to select a commercially available alternative reference rate to LIBOR if adequate and reasonable means do not exist for ascertaining LIBOR. There were no borrowings outstanding on the Credit Facility as of September 30, 2021. There is a facility fee associated with the Credit Facility, which also varies with RJF’s credit rating. Based upon RJF’s credit rating as of September 30, 2021, the variable rate facility fee, which is applied to the committed amount, was 0.175% per annum.

In addition to the Credit Facility, we maintain various secured and unsecured lines of credit, which are generally utilized to finance certain fixed income securities or for cash management purposes. Borrowings during the year were generally day-to-day and there were no borrowings outstanding on these arrangements as of September 30, 2021. The interest rates for these arrangements are variable and are based on a daily bank quoted rate, which may reference LIBOR, the Fed Funds rate, a lender’s prime rate, the Canadian prime rate, or another commercially available rate, as applicable.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 17 – SENIOR NOTES PAYABLE

The following table summarizes our senior notes payable.

	September 30,
$ in millions	2021	2020
4.65% senior notes, due 2030	$500	$500
4.95% senior notes, due 2046	800	800
3.75% senior notes, due 2051	750	—
5.625% senior notes, due 2024	—	250
3.625% senior notes, due 2026	—	500
Total principal amount	2,050	2,050
Unaccreted premiums/(discounts)	5	10
Unamortized debt issuance costs	(18)	(15)
Total senior notes payable	$2,037	$2,045

In March 2020, we sold $500 million in aggregate principal amount of 4.65% senior notes due April 2030 in a registered underwritten public offering. Interest on these senior notes is payable semi-annually. We may redeem some or all of these senior notes at any time prior to January 1, 2030, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the redemption date at a discount rate equal to a designated U.S. Treasury rate, plus 50 basis points; and on or after January 1, 2030, at 100% of the principal amount of the notes redeemed; plus, in each case, accrued and unpaid interest thereon to the redemption date.

In July 2016, we sold $300 million in aggregate principal amount of 4.95% senior notes due July 2046 in a registered underwritten public offering. In May 2017, we reopened the offering and sold, in a registered underwritten public offering, an additional $500 million in aggregate principal amount of 4.95% senior notes due July 2046. These additional senior notes were consolidated, formed into a single series, and are fully fungible with the $300 million in aggregate principal amount of 4.95% senior notes issued in July 2016. Interest on these senior notes is payable semi-annually. We may redeem some or all of these senior notes at any time prior to their maturity, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the redemption date at a discount rate equal to a designated U.S. Treasury rate, plus 45 basis points, plus accrued and unpaid interest thereon to the redemption date.

In April 2021, we sold $750 million in aggregate principal amount of 3.75% senior notes due April 2051 in a registered underwritten public offering. Interest on these senior notes is payable semi-annually. We may redeem some or all of these senior notes at any time prior to October 1, 2050, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the redemption date at a discount rate equal to a designated U.S. Treasury rate, plus 20 basis points; and on or after October 1, 2050, at 100% of the principal amount of the notes redeemed; plus, in each case, accrued and unpaid interest thereon to the redemption date.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
These repurchases and redemptions of the Pre-existing Notes were funded with the net proceeds from our 3.75% senior notes due April 2051 and cash on hand, and resulted in a loss of $98 million which was comprised of make-whole premiums, unamortized debt issuance costs which were accelerated, and certain legal and professional fees. This loss was presented in “Losses on extinguishment of debt” on our Consolidated Statements of Income and Comprehensive Income for our fiscal year ended September 30, 2021.

NOTE 18 – INCOME TAXES

For a discussion of our income tax accounting policies and other income tax-related information see Note 2.

Income taxes

The following table details the total income tax provision/(benefit) allocation for each respective period.

	Year ended September 30,
$ in millions	2021	2020	2019
Recorded in:
Net income	$388	$234	$341
Equity, arising from available-for-sale securities recorded through OCI	(32)	23	27
Equity, arising from currency translations, net of the impact of net investment hedges recorded through OCI	(10)	2	7
Equity, arising from cash flow hedges recorded through OCI	8	(12)	(23)
Total provision for income taxes	$354	$247	$352

The following table details our provision/(benefit) for income taxes included in net income for each respective period.

	Year ended September 30,
$ in millions	2021	2020	2019
Current:
Federal	$321	$215	$286
State and local	79	49	63
Foreign	25	9	15
Total current	425	273	364
Deferred:
Federal	(28)	(36)	(22)
State and local	(6)	(3)	(1)
Foreign	(3)	—	—
Total deferred	(37)	(39)	(23)
Total provision for income taxes	$388	$234	$341

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is detailed in the following table.

	Year ended September 30,
	2021	2020	2019
Provision calculated at statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	3.3%	3.6%	3.6%
Gains on company-owned life insurance policies which are not subject to tax	(1.8)%	(1.0)%	(0.1)%
Federal tax credits	(0.7)%	(1.1)%	(0.9)%
Excess tax benefits related to share-based compensation	(0.2)%	(0.6)%	(0.4)%
Other, net	0.1%	0.3%	1.6%
Total provision for income tax	21.7%	22.2%	24.8%

The following table presents our U.S. and foreign components of pre-tax income for each respective period.

	Year ended September 30,
$ in millions	2021	2020	2019
U.S.	$1,701	$1,019	$1,340
Foreign	90	33	35
Pre-tax income	$1,791	$1,052	$1,375

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The cumulative effects of temporary differences that give rise to significant portions of the deferred tax asset/(liability) items are detailed in the following table.

	September 30,
$ in millions	2021	2020
Deferred tax assets:
Deferred compensation	$287	$229
Allowances for credit losses	81	89
Unrealized loss associated with foreign currency translations	3	8
Unrealized loss associated with available-for-sale securities	2	—
Unrealized loss associated with cash flow hedges	9	18
Accrued expenses	46	34
Partnership investments	9	13
Lease liabilities	115	80
Other	18	16
Total deferred tax assets	570	487
Deferred tax liabilities:
Goodwill and identifiable intangible assets	(64)	(34)
Property and equipment	(85)	(81)
Lease ROU assets	(114)	(80)
Unrealized gain associated with available-for-sale securities	—	(30)
Other	(2)	—
Total deferred tax liabilities	(265)	(225)
Net deferred tax assets	$305	$262

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred income tax assets are subject to a valuation allowance if, in management’s opinion, it is more likely than not that these benefits will not be realized. Our deferred income taxes principally relate to deferred compensation, allowances for credit losses and other accrued expenses.

Substantially all of our deferred tax assets relate to U.S. federal and state taxing jurisdictions. As of September 30, 2021, the deferred tax assets aggregated to $570 million. We continue to believe that the realization of our deferred tax assets is more likely than not based on expectations of future taxable income.

As of September 30, 2021, we considered substantially all undistributed earnings of non-U.S. subsidiaries to be permanently reinvested. Due to the fact that the Tax Cut and Jobs Act (“TCJA”) enacted on December 22, 2017 reduces our incremental tax cost of repatriating offshore earnings, we have not provided for any U.S. deferred income taxes related to such subsidiaries. The TCJA instituted a territorial system of international taxation. Under the system, dividends received by a U.S. corporation from its 10%-or-greater-owned foreign subsidiaries are generally exempt from U.S. tax if attributable to non-U.S. source earnings, but are subject to tax on “Global intangible low-taxed income” which is applicable regardless of whether the income is repatriated. As of September 30, 2021, we had approximately $331 million of cumulative undistributed earnings attributable to foreign subsidiaries. Because the time and manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings, and therefore, cannot quantify the tax liability that would be payable in the event all such foreign earnings are repatriated.

As of September 30, 2021, the current tax receivable, which is included in “Other receivables” on our Consolidated Statements of Financial Condition, was $12 million, and the current tax payable, which is included in “Other payables,” was $51 million. As of September 30, 2020, the current tax receivable was $17 million and the current tax payable was $82 million.

Uncertain tax positions

We recognize the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively. As of September 30, 2021 and 2020, accrued interest and penalties were $7 million and $8 million, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents the aggregate changes in the balances for uncertain tax positions.

	Year ended September 30,
$ in millions	2021	2020	2019
Uncertain tax positions beginning of year	$45	$42	$31
Increases for tax positions related to the current year	5	5	11
Increases for tax positions related to prior years	2	3	7
Decreases for tax positions related to prior years	(7)	(1)	—
Decreases due to lapsed statute of limitations	(5)	(4)	(2)
Decreases related to settlements	(4)	—	(5)
Uncertain tax positions end of year	$36	$45	$42

The total amount of uncertain tax positions that, if recognized, would impact the effective tax rate (the items included in the preceding table after considering the federal tax benefit associated with any state tax provisions) was $31 million, $40 million, and $38 million at September 30, 2021, 2020 and 2019, respectively.  We anticipate that the uncertain tax position liability balance will decrease by approximately $10 million over the next 12 months due to expiration of statutes of limitations of federal and state tax returns and settlements of positions with the Internal Revenue Service.

We file U.S. federal income tax returns as well as returns with various state, local and foreign jurisdictions. With few exceptions, we are generally no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years prior to fiscal year 2018 for federal tax returns, fiscal year 2017 for state and local tax returns and fiscal year 2017 for foreign tax returns. Various foreign and state audits in process are expected to be completed in fiscal year 2022.

NOTE 19 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Underwriting commitments

In the normal course of business, we enter into commitments for debt and equity underwritings. As of September 30, 2021, we had three such open underwriting commitments, which were subsequently settled in open market transactions and did not result in significant losses.

Lending commitments and other credit-related financial instruments

Raymond James Bank has outstanding, at any time, a significant number of commitments to extend credit and other credit-related off-balance-sheet financial instruments, such as standby letters of credit and loan purchases, which then extend over varying periods of time. These arrangements are subject to strict underwriting assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. Fixed-rate commitments are subject to market risk resulting from fluctuations in interest rates and our exposure is limited to the replacement value of those commitments.

The following table presents Raymond James Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding.

	September 30,
$ in millions	2021	2020
Open-end consumer lines of credit (primarily SBL)	$17,515	$12,148
Commercial lines of credit	$2,075	$1,482
Unfunded lending commitments	$548	$532
Standby letters of credit	$22	$33

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
Notes to Consolidated Financial Statements
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

We offer loans to prospective financial advisors for recruiting and retention purposes (see Notes 2 and 9 for further discussion of our loans to financial advisors). These offers are contingent upon certain events occurring, including the individuals joining us and meeting certain other conditions outlined in their offer. We had unfunded commitments of $21 million for loans to financial advisors who have met such conditions as of September 30, 2021.

Investment commitments

We had unfunded commitments to various investments, including private equity investments and certain Raymond James Bank investments, of $36 million as of September 30, 2021.

Other commitments

RJTCF sells investments in project partnerships to various LIHTC funds, which have third-party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells investments in project partnerships to LIHTC funds within 90 days of their acquisition. Until such investments are sold to LIHTC funds, RJTCF is responsible for funding investment commitments to such partnerships. As of September 30, 2021, RJTCF had committed approximately $61 million to project partnerships that had not yet been sold to LIHTC funds. Because we expect to sell these project partnerships to LIHTC funds and the equity funding events arise over future periods, the contractual commitments are not expected to materially impact our future liquidity requirements. RJTCF may also make short-term loans or advances to project partnerships and LIHTC funds.

As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency MBS. At September 30, 2021, we had $198 million of principal amount of outstanding forward MBS purchase commitments, which were expected to be purchased within 90 days following commitment.  In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and the date of sale of the MBS, we enter into TBA security contracts with investors for generic MBS at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the MBS differs significantly from the term and notional amount of the TBA security contract to which we entered.  These TBA securities and related purchase commitments are accounted for at fair value. As of September 30, 2021, the fair value of the TBA securities and the estimated fair value of the purchase commitments were insignificant.

For information regarding our acquisition commitments associated with our intended acquisitions of Charles Stanley and TriState Capital, see Note 3. For information regarding our lease commitments, including the maturities of our lease liabilities, see Note 14.

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

We guarantee the debt of one of our private equity investments. The amount of such debt, including the undrawn portion of a revolving credit facility, was $13 million as of September 30, 2021. The debt, which matures in 2022, is secured by substantially all of the assets of the borrower.

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

There are certain matters for which we are unable to estimate the upper end of the range of reasonably possible loss. With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss as of September 30, 2021, we estimated the upper end of the range of reasonably possible aggregate loss to be approximately $90 million in excess of the aggregate accruals for such matters.  Refer to Note 2 for a discussion of our criteria for recognizing liabilities for contingencies.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 20 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

All of the components of OCI, net of tax, were attributable to RJF. The following table presents the net change in AOCI as well as the changes, and the related tax effects, of each component of AOCI.

$ in millions	Net investment hedges	Currency translations	Subtotal: net investment hedges and currency translations	Available-for-sale securities	Cash flow hedges	Total
Year ended September 30, 2021
AOCI as of beginning of year	$115	$(140)	$(25)	$89	$(53)	$11
OCI:
OCI before reclassifications and taxes	(44)	48	4	(119)	19	(96)
Amounts reclassified from AOCI, before tax	—	2	2	(7)	15	10
Pre-tax net OCI	(44)	50	6	(126)	34	(86)
Income tax effect	10	—	10	32	(8)	34
OCI for the year, net of tax	(34)	50	16	(94)	26	(52)
AOCI as of end of year	$81	$(90)	$(9)	$(5)	$(27)	$(41)

Year ended September 30, 2020
AOCI as of beginning of year	$110	$(135)	$(25)	$21	$(19)	$(23)
OCI:
OCI before reclassifications and taxes	7	(5)	2	94	(51)	45
Amounts reclassified from AOCI, before tax	—	—	—	(3)	5	2
Pre-tax net OCI	7	(5)	2	91	(46)	47
Income tax effect	(2)	—	(2)	(23)	12	(13)
OCI for the year, net of tax	5	(5)	—	68	(34)	34
AOCI as of end of year	$115	$(140)	$(25)	$89	$(53)	$11

Year ended September 30, 2019
AOCI as of beginning of year	$88	$(111)	$(23)	$(46)	$42	$(27)
Cumulative effect of adoption of ASU 2016-01	—	—	—	(4)	—	(4)
OCI:
OCI before reclassifications and taxes	29	(24)	5	98	(79)	24
Amounts reclassified from AOCI, before tax	—	—	—	—	(5)	(5)
Pre-tax net OCI	29	(24)	5	98	(84)	19
Income tax effect	(7)	—	(7)	(27)	23	(11)
OCI for the year, net of tax	22	(24)	(2)	71	(61)	8
AOCI as of end of year	$110	$(135)	$(25)	$21	$(19)	$(23)

Reclassifications from AOCI to net income, excluding taxes, for the years ended September 30, 2021 and 2020 were primarily recorded in “Other” revenue and “Interest expense” on the Consolidated Statements of Income and Comprehensive Income. Reclassifications from AOCI to net income, excluding taxes, for the year ended September 30, 2019 were recorded in “Interest expense” on the Consolidated Statements of Income and Comprehensive Income.

As of October 1, 2018, we adopted accounting guidance (ASU 2016-01) that generally requires changes in the fair value of equity securities to be recorded in net income. Accordingly, as of the date of adoption, we reclassified a cumulative unrealized gain on such securities, net of tax, from AOCI to retained earnings.

Our net investment hedges and cash flow hedges relate to our derivatives associated with Raymond James Bank’s business operations. See Notes 2 and 6 for additional information on these derivatives.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 21 - REVENUES

The following tables present our sources of revenues by segment. For further information about our significant accounting policies related to revenue recognition, see Note 2. See Note 26 for additional information on our segment results.

	Year ended September 30, 2021
$ in millions	Private Client Group	Capital Markets	Asset Management	Raymond James Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$4,056	$4	$837	$—	$(29)	$4,868
Brokerage revenues:
Securities commissions:
Mutual and other fund products	670	6	10	—	(3)	683
Insurance and annuity products	438	—	—	—	—	438
Equities, ETFs and fixed income products	388	143	—	—	(1)	530
Subtotal securities commissions	1,496	149	10	—	(4)	1,651
Principal transactions (1)	50	511	—	—	—	561
Total brokerage revenues	1,546	660	10	—	(4)	2,212
Account and service fees:
Mutual fund and annuity service fees	408	—	—	—	(2)	406
RJBDP fees	259	1	—	—	(184)	76
Client account and other fees	157	7	18	—	(29)	153
Total account and service fees	824	8	18	—	(215)	635
Investment banking:
Merger & acquisition and advisory	—	639	—	—	—	639
Equity underwriting	47	285	—	—	—	332
Debt underwriting	—	172	—	—	—	172
Total investment banking	47	1,096	—	—	—	1,143
Other:
Tax credit fund revenues	—	105	—	—	—	105
All other (1)	25	6	2	30	61	124
Total other	25	111	2	30	61	229
Total non-interest revenues	6,498	1,879	867	30	(187)	9,087
Interest income (1)	123	16	—	684	—	823
Total revenues	6,621	1,895	867	714	(187)	9,910
Interest expense	(10)	(10)	—	(42)	(88)	(150)
Net revenues	$6,611	$1,885	$867	$672	$(275)	$9,760

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
Account and service fees:
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
Account and service fees:
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

At September 30, 2021 and September 30, 2020, net receivables related to contracts with customers were $416 million and $342 million, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 22 – INTEREST INCOME AND INTEREST EXPENSE

The following table details the components of interest income and interest expense.

	Year ended September 30,
$ in millions	2021	2020	2019
Interest income:
Cash and cash equivalents	$12	$41	$83
Assets segregated for regulatory purposes and restricted cash	15	28	59
Available-for-sale securities	85	83	69
Brokerage client receivables	77	84	122
Bank loans, net of unearned income and deferred expenses	593	702	871
All other	41	62	77
Total interest income	823	1,000	1,281
Interest expense:
Bank deposits	23	41	132
Brokerage client payables	3	11	21
Other borrowings	19	20	21
Senior notes payable	96	85	73
All other	9	21	36
Total interest expense	150	178	283
Net interest income	673	822	998
Bank loan (provision)/benefit for credit losses	32	(233)	(22)
Net interest income after bank loan (provision)/benefit for credit losses	$705	$589	$976

Interest expense related to bank deposits in the preceding table excludes interest expense associated with affiliate deposits, which has been eliminated in consolidation.

NOTE 23 - SHARE-BASED AND OTHER COMPENSATION

Share-based compensation plans

We have one share-based compensation plan for our employees, Board of Directors and independent contractor financial advisors. The Amended and Restated 2012 Stock Incentive Plan (the “2012 Plan”) authorizes us to grant 78.4 million new shares, including the shares available for grant under six predecessor plans. As of September 30, 2021, 17.5 million shares were available under the 2012 Plan. Generally, we reissue our treasury shares under the 2012 Plan; however, we are also permitted to issue new shares. Our share-based compensation accounting policies are described in Note 2.

We had stock options outstanding as of September 30, 2021 which had been issued to our employees and independent contractors. As of our fiscal first quarter 2017, we no longer issue stock options to our employees and instead issue RSUs. We issue stock options to our independent contractors in limited quantities. Stock options granted to our independent contractors, as well as the related expense for the years ended September 30, 2021, 2020 and 2019 were insignificant. Cash received from stock options exercised by our employees and independent contractors during the year ended September 30, 2021 was $23 million.

RSU awards

We may grant RSU awards under the 2012 Plan in connection with initial employment or under various retention programs for individuals who are responsible for contributing to our management, growth, and/or profitability. Through our Canadian subsidiary, we established the Restricted Stock Trust Fund, which we funded to enable the trust fund to acquire our common stock in the open market to be used to settle RSUs granted as a retention vehicle for certain employees of our Canadian subsidiaries. We may also grant awards to officers and certain other employees in lieu of cash for 10% to 50% of annual bonus amounts in excess of $250,000. Under the plan, the awards are generally restricted for a three- to five-year period, during which time the awards are generally forfeitable in the event of termination other than for death, disability or retirement.

We grant RSUs annually to non-employee members of our Board of Directors. The RSUs granted to these Directors vest over a 1-year period from their grant date or upon retirement from our Board.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents the RSU award activity, which includes grants to employees and members of our Board of Directors, for the year ended September 30, 2021.

	Shares/Units (in millions) (1)	Weighted- average grant date fair value (per share) (1)
Non-vested as of beginning of year	7.9	$53.43
Granted	2.3	$63.86
Vested	(1.8)	$51.98
Forfeited	(0.2)	$57.00
Non-vested as of end of year	8.2	$56.61
(1) During our fiscal fourth quarter of 2021 the Board of Directors approved a 3-for-2 stock split, effected in the form of a 50% stock dividend, paid on September 21, 2021. All share and per share information has been retroactively adjusted to reflect this stock split.

The following table presents expense and income tax benefits related to our RSUs granted to our employees and members of our Board of Directors for the periods indicated.

	Year ended September 30,
$ in millions	2021	2020	2019
Total share-based expense	$126	$110	$101
Income tax benefits related to share-based expense	$29	$25	$23

For the year ended September 30, 2021, we realized $19 million of excess tax benefits related to our RSUs, which favorably impacted income tax expense on our Consolidated Statements of Income and Comprehensive Income. See Note 18 for additional information regarding income taxes.

As of September 30, 2021, there was $187 million of total pre-tax compensation costs not yet recognized (net of estimated forfeitures) related to RSUs granted to employees and members of our Board of Directors. These costs are expected to be recognized over a weighted-average period of approximately three years. The following RSU activity occurred for the periods indicated.

	Year ended September 30,
$ in millions, except per unit award amounts (1)	2021	2020	2019
Weighted-average grant date fair value per unit award	$63.86	$58.20	$51.15
Total fair value of shares and RSU awards vested	$87	$83	$63
(1) During our fiscal fourth quarter of 2021 the Board of Directors approved a 3-for-2 stock split, effected in the form of a 50% stock dividend, paid on September 21, 2021. All share and per share information has been retroactively adjusted to reflect this stock split.

Employee stock purchase plan
Under the 2003 Employee Stock Purchase Plan, we are authorized to issue up to 13.1 million shares of common stock to eligible employees. Under the terms of the plan, share purchases in any calendar year are limited to the lesser of 1,000 shares or shares with a fair value of $25,000. The purchase price of the stock is 85% of the average high and low market price on the day prior to the purchase date. Under the plan, we sold approximately 393 thousand, 699 thousand and 636 thousand shares to employees during the years ended September 30, 2021, 2020 and 2019, respectively. The compensation cost is calculated as the value of the 15% discount from market value and was $5 million for each of the years ended September 30, 2021, 2020 and 2019.

Employee other compensation

Our profit sharing plan and employee stock ownership plan (“ESOP”) are qualified plans that provide certain death, disability or retirement benefits for all employees who meet certain service requirements. The plans are noncontributory and our contributions, if any, are determined annually by our Board of Directors, or a committee thereof, on a discretionary basis and are recognized as compensation expense throughout the year. Benefits become fully vested after five years of qualified service, age 65, or if a participant separates from service due to death or disability.

All shares owned by the ESOP are included in earnings per share calculations. Cash dividends paid to the ESOP are reflected as a reduction of retained earnings. The number of shares of our common stock held by the ESOP at September 30, 2021 and 2020 was 6.7 million and 7.0 million (as adjusted for the stock split), respectively. The market value of our common stock held by the ESOP at September 30, 2021 was $622 million, of which $7 million was unearned (not yet vested) by ESOP plan participants.

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

Our LTIP is a non-qualified deferred compensation plan that provides benefits to certain employees who meet certain compensation or production requirements. We have purchased and hold life insurance on the lives of certain current and former employee participants to earn a competitive rate of return for participants and to provide the primary source of funds available to satisfy our obligations under this plan. See Note 12 for information regarding the carrying value of these company-owned life insurance policies.

Contributions to the qualified plans and the LTIP are approved annually by the Board of Directors or a committee thereof.

The VDCP is a non-qualified deferred compensation plan for certain employees, in which eligible participants may elect to defer a percentage or specific dollar amount of their compensation. Company-owned life insurance is the primary source of funding for this plan.

Compensation expense associated with all of the qualified and non-qualified plans previously described totaled $175 million, $149 million and $162 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.

Non-employee other compensation

We offer non-qualified deferred compensation plans that provide benefits to our independent contractor financial advisors who meet certain production requirements. Company-owned life insurance is the primary source of funding for these plans. The contributions are made in amounts approved annually by management.

Certain independent contractor financial advisors are also eligible to participate in our VDCP. Eligible participants may elect to defer a percentage or specific dollar amount of their compensation into the VDCP. Company-owned life insurance is the primary source of funding for this plan.

NOTE 24 – REGULATORY CAPITAL REQUIREMENTS

RJF, as a bank holding company and financial holding company, Raymond James Bank, our broker-dealer subsidiaries and our trust subsidiaries are subject to capital requirements by various regulatory authorities. Capital levels of each entity are monitored to ensure compliance with our various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on our financial results.

As a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) that has made an election to be a financial holding company, RJF is subject to supervision, examination and regulation by the Fed. We are subject to the Fed’s capital rules which establish an integrated regulatory capital framework and implement, in the U.S., the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. We apply the standardized approach for calculating risk-weighted assets and are also subject to the market risk provisions of the Fed’s capital rules (“market risk rule”).

Under these rules, minimum requirements are established for both the quantity and quality of capital held by banking organizations. RJF and Raymond James Bank are required to maintain minimum ratios of common equity tier 1 (“CET1”), tier 1 capital and total capital to risk-weighted assets, as well as minimum leverage ratios (defined as tier 1 capital divided by adjusted average assets). These capital ratios incorporate quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under the regulatory capital rules and are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. RJF and Raymond James Bank each calculate these ratios in order to assess compliance with both regulatory requirements and their internal capital policies. In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. As of September 30, 2021, both RJF’s and Raymond James Bank’s capital levels exceeded the capital conservation buffer requirement and were each categorized as “well-capitalized.”

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
To meet requirements for capital adequacy or to be categorized as “well-capitalized,” RJF must maintain minimum CET1, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJF as of September 30, 2021:
CET1	$7,428	25.0%	$1,337	4.5%	$1,932	6.5%
Tier 1 capital	$7,428	25.0%	$1,783	6.0%	$2,377	8.0%
Total capital	$7,780	26.2%	$2,377	8.0%	$2,972	10.0%
Tier 1 leverage	$7,428	12.6%	$2,363	4.0%	$2,954	5.0%

RJF as of September 30, 2020:
CET1	$6,490	24.2%	$1,208	4.5%	$1,744	6.5%
Tier 1 capital	$6,490	24.2%	$1,610	6.0%	$2,147	8.0%
Total capital	$6,804	25.4%	$2,147	8.0%	$2,684	10.0%
Tier 1 leverage	$6,490	14.2%	$1,824	4.0%	$2,280	5.0%

As of September 30, 2021, RJF’s regulatory capital increase was driven by an increase in equity, due to positive earnings net of dividends and share repurchases, partially offset by an increase in goodwill and identifiable intangible assets arising from our fiscal 2021 acquisitions. See Note 3 for additional information regarding our acquisitions. RJF’s Tier 1 and Total capital ratios increased compared to September 30, 2020, resulting from the increase in regulatory capital, partially offset by an increase in risk-weighted assets. The increase in risk-weighted assets was driven by increases in our loan portfolio, assets segregated for regulatory purposes and restricted cash and available-for-sale securities. RJF’s Tier 1 leverage ratio at September 30, 2021 decreased compared to September 30, 2020, due to increased average assets, driven by higher assets segregated for regulatory purposes and restricted cash due to an increase in client cash in the Client Interest Program (“CIP”), as well as growth in loans and available-for-sale securities. The increase in average assets was partially offset by the increase in regulatory capital.

To meet the requirements for capital adequacy or to be categorized as “well-capitalized,” Raymond James Bank must maintain CET1, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
Raymond James Bank as of September 30, 2021:
CET1	$2,626	13.4%	$883	4.5%	$1,275	6.5%
Tier 1 capital	$2,626	13.4%	$1,177	6.0%	$1,569	8.0%
Total capital	$2,873	14.6%	$1,569	8.0%	$1,962	10.0%
Tier 1 leverage	$2,626	7.4%	$1,411	4.0%	$1,763	5.0%

Raymond James Bank as of September 30, 2020:
CET1	$2,279	13.0%	$788	4.5%	$1,138	6.5%
Tier 1 capital	$2,279	13.0%	$1,051	6.0%	$1,401	8.0%
Total capital	$2,500	14.3%	$1,401	8.0%	$1,751	10.0%
Tier 1 leverage	$2,279	7.7%	$1,183	4.0%	$1,479	5.0%

As of September 30, 2021, Raymond James Bank’s Tier 1 and Total capital ratios increased compared to September 30, 2020 due to positive earnings, partially offset by higher risk-weighted assets, primarily resulting from increases in our loan portfolio and available-for-sale securities. Raymond James Bank’s Tier 1 leverage ratio at September 30, 2021 decreased compared to September 30, 2020, due to increased average assets, driven by the growth in loans and available-for-sale securities.

Our intention is to maintain Raymond James Bank’s “well-capitalized” status. In the unlikely event that Raymond James Bank failed to maintain its “well-capitalized” status, the consequences could include a requirement to obtain a waiver from the FDIC prior to acceptance, renewal, or rollover of brokered deposits and result in higher FDIC premiums, but would not significantly impact our operations.

Raymond James Bank may pay dividends to RJF without prior approval of its regulator as long as the dividend does not exceed the sum of Raymond James Bank’s current calendar year and the previous two calendar years’ retained net income, and

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Raymond James Bank maintains its targeted regulatory capital ratios. Dividends from Raymond James Bank may be limited to the extent that capital is needed to support its balance sheet growth.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. As a member firm of the Financial Industry Regulatory Authority (“FINRA”), RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client balances. FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements. As of September 30, 2021, RJ&A had excess net capital available to remit dividends to RJF, some of which may be remitted without prior regulatory approval and the remainder may be remitted in conformity with all required regulatory rules or approvals. The following table presents the net capital position of RJ&A.

	September 30,
$ in millions	2021	2020
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	72.1%	48.0%
Net capital	$2,035	$1,245
Less: required net capital	(56)	(52)
Excess net capital	$1,979	$1,193

As of September 30, 2021, all of our other active regulated domestic and international subsidiaries were in compliance with and exceeded all applicable capital requirements.

RJF expects to continue paying cash dividends. However, the payment and rate of dividends on our common stock are subject to several factors including our operating results, financial and regulatory requirements or restrictions, and the availability of funds from our subsidiaries, including our broker-dealer and bank subsidiaries, which may also be subject to restrictions under regulatory capital rules. The availability of funds from subsidiaries may also be subject to restrictions contained in loan covenants of certain broker-dealer loan agreements and restrictions by bank regulators on dividends to the parent from Raymond James Bank.

NOTE 25 – EARNINGS PER SHARE

During our fiscal fourth quarter of 2021 the Board of Directors approved a 3-for-2 stock split, effected in the form of a 50% stock dividend, paid on September 21, 2021. All share and per share information has been retroactively adjusted to reflect this stock split.

The following table presents the computation of basic and diluted earnings per common share.

	Year ended September 30,
$ in millions, except per share amounts	2021	2020	2019
Income for basic earnings per common share:
Net income	$1,403	$818	$1,034
Less allocation of earnings and dividends to participating securities	(2)	(1)	(2)
Net income attributable to RJF common shareholders	$1,401	$817	$1,032
Income for diluted earnings per common share:
Net income	$1,403	$818	$1,034
Less allocation of earnings and dividends to participating securities	(2)	(1)	(2)
Net income attributable to RJF common shareholders	$1,401	$817	$1,032
Common shares:
Average common shares in basic computation	205.7	206.4	211.5
Dilutive effect of outstanding stock options and certain RSUs	5.5	3.9	4.5
Average common and common equivalent shares used in diluted computation	211.2	210.3	216.0
Earnings per common share:
Basic	$6.81	$3.96	$4.88
Diluted	$6.63	$3.88	$4.78
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	0.1	2.3	0.6

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The allocation of earnings and dividends to participating securities in the preceding table represents dividends paid during the year to participating securities, consisting of certain RSUs, plus an allocation of undistributed earnings to such participating securities. Participating securities and related dividends paid on these participating securities were insignificant for the years ended September 30, 2021, 2020 and 2019.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are detailed in the following table for each respective period.

	Year ended September 30,
	2021	2020	2019
Dividends per common share - declared	$1.04	$0.99	$0.91
Dividends per common share - paid	$1.03	$0.97	$0.88

NOTE 26 – SEGMENT INFORMATION

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

The PCG segment provides financial planning, investment advisory and securities transaction services in the U.S., Canada and the U.K. for which we generally charge either asset-based fees or sales commissions. The PCG segment also earns revenues for distribution and related support services performed related to mutual funds, fixed and variable annuities and insurance products. The segment includes servicing fee revenues from mutual fund and annuity companies whose products we distribute and from banks to which we sweep clients’ cash in the RJBDP, our multi-bank sweep program. The segment also includes net interest earnings primarily on client margin loans, cash balances, and assets segregated for regulatory purposes, net of interest paid to clients on cash balances in the CIP.

Our Capital Markets segment conducts investment banking, institutional sales, securities trading, equity research, and the syndication and management of investments in low-income housing funds. We primarily conduct these activities in the U.S., Canada and Europe.

Our Asset Management segment earns asset management and related administrative fees for providing asset management, portfolio management and related administrative services to retail and institutional clients. This segment oversees a portion of our fee-based assets under administration for our PCG clients through our Asset Management Services division and through RJ Trust. This segment also provides asset management services through Carillon Tower Advisers for certain retail accounts managed on behalf of third-party institutions, institutional accounts and proprietary mutual funds that we manage.

Raymond James Bank provides various types of loans, including corporate loans, tax-exempt loans, residential loans, SBL and other loans. Raymond James Bank is active in corporate loan syndications and participations and also provides FDIC-insured deposit accounts, including to clients of our broker-dealer subsidiaries. Raymond James Bank generates net interest income principally through the interest income earned on loans and an investment portfolio of available-for-sale securities, which is offset by the interest expense it pays on client deposits and on its borrowings.

The Other segment includes the results of our private equity investments, interest income on certain corporate cash balances, acquisition-related expenses, and certain corporate overhead costs of RJF that are not allocated to operating segments, including the interest costs on our public debt and any losses on the extinguishment of such debt. The Other segment also includes expenses related to our reduction in workforce, which occurred in fiscal 2020 in response to the economic environment at that time.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents information concerning operations in these segments.

	Year ended September 30,
$ in millions	2021	2020	2019
Net revenues:
Private Client Group	$6,611	$5,552	$5,359
Capital Markets	1,885	1,291	1,083
Asset Management	867	715	691
Raymond James Bank	672	765	846
Other	(8)	(82)	5
Intersegment eliminations	(267)	(251)	(244)
Total net revenues	$9,760	$7,990	$7,740
Pre-tax income/(loss):
Private Client Group	$749	$539	$579
Capital Markets	532	225	110
Asset Management	389	284	253
Raymond James Bank	367	196	515
Other	(246)	(192)	(82)
Total pre-tax income	$1,791	$1,052	$1,375

No individual client accounted for more than ten percent of revenues in any of the years presented.

The following table presents our net interest income on a segment basis.

	Year ended September 30,
$ in millions	2021	2020	2019
Net interest income/(expense):
Private Client Group	$113	$132	$183
Capital Markets	6	9	4
Asset Management	—	1	3
Raymond James Bank	642	738	820
Other	(88)	(58)	(12)
Net interest income	$673	$822	$998

The following table presents our total assets on a segment basis.

	September 30,
$ in millions	2021	2020
Total assets:
Private Client Group	$20,270	$12,574
Capital Markets	2,457	2,336
Asset Management	476	380
Raymond James Bank	36,154	30,356
Other	2,534	1,836
Total	$61,891	$47,482

The following table presents goodwill, which was included in our total assets, on a segment basis.

	September 30,
$ in millions	2021	2020
Goodwill:
Private Client Group (1)	$417	$277
Capital Markets (2)	174	120
Asset Management	69	69
Total	$660	$466

(1) The September 30, 2021 balance includes $139 million of goodwill arising from our acquisition of NWPS in December 2020.
(2) The September 30, 2021 balance includes $30 million of goodwill arising from our acquisition of Financo in March 2021 and a provisional estimate of $24 million of goodwill arising from our acquisition of Cebile in September 2021.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
We have operations in the U.S., Canada and Europe. Substantially all long-lived assets are located in the U.S.  The following table presents our net revenues and pre-tax income classified by major geographic area in which they were earned.

	Year ended September 30,
$ in millions	2021	2020	2019
Net revenues:
U.S.	$9,067	$7,446	$7,211
Canada	485	386	391
Europe	208	158	138
Total	$9,760	$7,990	$7,740
Pre-tax income/(loss):
U.S.	$1,701	$1,028	$1,356
Canada	53	29	29
Europe (1)	37	(5)	(10)
Total	$1,791	$1,052	$1,375

(1)    The pre-tax loss in Europe for the year ended September 30, 2020 reflected a $7 million loss related to the disposition of our interests in certain entities that operated predominantly in France. The pre-tax loss in Europe for the year ended September 30, 2019 reflected a $15 million loss on the sale of our operations related to research, sales and trading of European equities. These losses were recorded in our Capital Markets segment.

The following table presents our total assets by major geographic area in which they were held.

	September 30,
$ in millions	2021	2020
Total assets:
U.S.	$57,952	$44,090
Canada	3,724	3,260
Europe	215	132
Total	$61,891	$47,482

The following table presents goodwill, which was included in our total assets, classified by major geographic area in which it was held.

	September 30,
$ in millions	2021	2020
Goodwill:
U.S. (1)	$619	$433
Canada	25	24
Europe (2)	16	9
Total	$660	$466

(1) The September 30, 2021 balance includes $139 million of goodwill arising from our acquisition of NWPS in December 2020, $30 million of goodwill arising from our acquisition of Financo in March 2021 and a provisional estimate of $17 million of goodwill arising from our acquisition of Cebile in September 2021.
(2) The September 30, 2021 balance includes a provisional estimate of $7 million of goodwill arising from our acquisition of Cebile in September 2021.

NOTE 27 – CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

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

The broker-dealer subsidiaries of the Parent, including RJ&A our principal domestic broker-dealer, and certain other subsidiaries are required to maintain a minimum amount of net capital due to regulatory requirements. RJ&A is further required by certain covenants in its borrowing agreements to maintain minimum net capital equal to 10% of aggregate debit balances. At September 30, 2021, each of these subsidiaries exceeded their minimum net capital requirements (see Note 24 for further information).

Of the Parent’s net assets as of September 30, 2021, approximately $210 million of its investment in RJ&A and RJFS was available for distribution to the Parent without further regulatory approvals, and approximately $4.30 billion of its investment in

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Raymond James Bank, RJ&A, RJFS and RJ Ltd. was restricted due to regulatory or other restrictions from distribution to the Parent without prior approval of the respective entity’s regulator.

Cash and cash equivalents of $1.16 billion and $2.16 billion as of September 30, 2021 and 2020, respectively, were held directly by RJF in depository accounts at third-party financial institutions, held in depository accounts at Raymond James Bank, or were otherwise invested by one of our subsidiaries on behalf of RJF. The amount held in depository accounts at Raymond James Bank was $229 million as of September 30, 2021, of which $152 million was available on demand without restriction. As of September 30, 2020, $185 million was held in depository accounts at Raymond James Bank, of which $108 million was available on demand without restriction. The Parent cash balance does not include $400 million of cash set aside by RJF in a restricted account during the fiscal fourth quarter of 2021 to be used to fund our closing obligations associated with the pending acquisition of Charles Stanley. This restricted cash is included in “Assets segregated for regulatory purposes and restricted cash.”

See Notes 16, 17, 19 and 24 for more information regarding borrowings, commitments, contingencies and guarantees, and regulatory capital requirements of the Parent and its subsidiaries.

The following table presents the Parent’s statements of financial condition.

	September 30,
$ in millions	2021	2020
Assets:
Cash and cash equivalents	$527	$478
Assets segregated for regulatory purposes and restricted cash ($1 and $1 at fair value)	478	78
Intercompany receivables from subsidiaries (primarily non-bank subsidiaries)	877	1,903
Investments in consolidated subsidiaries:
Bank subsidiary	2,594	2,315
Non-bank subsidiaries	5,703	4,306
Goodwill and identifiable intangible assets, net	32	32
Other assets	1,055	818
Total assets	$11,266	$9,930
Liabilities and equity:
Accrued compensation, commissions and benefits	$798	$596
Intercompany payables to subsidiaries:
Bank subsidiary	2	21
Non-bank subsidiaries	33	28
Other payables	151	126
Senior notes payable	2,037	2,045
Total liabilities	3,021	2,816
Equity	8,245	7,114
Total liabilities and equity	$11,266	$9,930

Of the total intercompany receivable from non-bank subsidiaries, $649 million and $1.70 billion at September 30, 2021 and 2020, respectively, was invested in cash and cash equivalents by the subsidiary on behalf of the Parent.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents the Parent’s statements of income.

	Year ended September 30,
$ in millions	2021	2020	2019
Revenues:
Dividends from non-bank subsidiaries	$257	$634	$632
Dividends from bank subsidiary	—	130	190
Interest from subsidiaries	9	18	31
Interest income	1	3	7
Other	21	23	20
Total revenues	288	808	880
Interest expense	(97)	(87)	(75)
Net revenues	191	721	805
Non-interest expenses:
Compensation, commissions and benefits (1)	81	63	73
Non-compensations expenses:
Communications and information processing	5	6	8
Occupancy and equipment	1	1	1
Business development	19	18	20
Losses on extinguishment of debt	98	—	—
Other	30	23	16
Intercompany allocations and charges	(14)	(16)	(24)
Total non-compensation expenses	139	32	21
Total non-interest expenses	220	95	94
Pre-tax income/(loss) before equity in undistributed net income of subsidiaries	(29)	626	711
Income tax benefit	(99)	(58)	(31)
Income before equity in undistributed net income of subsidiaries	70	684	742
Equity in undistributed net income of subsidiaries	1,333	134	292
Net income	$1,403	$818	$1,034

(1)    The year ended September 30, 2020 includes the portion of the reduction in workforce expenses incurred during the fiscal fourth quarter of 2020 that relates to the Parent.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents the Parent’s statements of cash flows.

	Year ended September 30,
$ in millions	2021	2020	2019
Cash flows from operating activities:
Net income	$1,403	$818	$1,034
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on investments	5	4	4
Unrealized gain on company-owned life insurance policies, net of expenses	(157)	(50)	(5)
Equity in undistributed net income of subsidiaries	(1,333)	(134)	(292)
Losses on extinguishment of debt	98	—	—
Other	94	102	100
Net change in:
Intercompany receivables	(14)	126	(51)
Other assets	(35)	24	(16)
Intercompany payables	(14)	(70)	(22)
Other payables	15	24	(1)
Accrued compensation, commissions and benefits	202	73	34
Net cash provided by operating activities	264	917	785

Cash flows from investing activities:
Investments in subsidiaries	(420)	(106)	(24)
(Advances to)/repayments from subsidiaries, net	1,039	(885)	63
Proceeds from sales of investments	2	9	3
Purchase of investments in company-owned life insurance policies, net	(36)	(55)	(44)
Net cash provided by/(used in) investing activities	585	(1,037)	(2)

Cash flows from financing activities:
Purchase of treasury stock	(128)	(272)	(778)
Dividends on common stock	(218)	(205)	(191)
Exercise of stock options and employee stock purchases	53	62	65
Proceeds from senior note issuances, net of debt issuance costs paid	737	494	—
Extinguishment of senior notes payable	(844)	—	—
Proceeds from borrowing on the RJF Credit Facility	—	—	300
Repayment of borrowings on the RJF Credit Facility	—	—	(300)
Net cash provided by/(used in) financing activities	(400)	79	(904)
Net increase/(decrease) in cash and cash equivalents	449	(41)	(121)
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at beginning of year	555	596	717
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of year	$1,004	$555	$596

Cash and cash equivalents	$527	$478	$540
Cash and cash equivalents segregated for regulatory purposes and restricted cash	477	77	56
Total cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of year	$1,004	$555	$596

Supplemental disclosures of cash flow information:
Cash paid for interest	$89	$72	$78
Cash paid for income taxes, net	$35	$32	$42

Supplemental disclosures of noncash activity:
Investments in subsidiaries, net	$—	$—	$(43)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by COSO. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2021. KPMG LLP, who audited and reported on our consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting as of September 30, 2021 (included as follows).

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Raymond James Financial, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Raymond James Financial, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of September 30, 2021 and 2020, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated November 23, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Tampa, Florida
November 23, 2021

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers appears in Part I, Item 1 of this report. The balance of the information required by Item 10 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2022 Annual Meeting of Shareholders which will be filed with the SEC no later than 120 days after the close of the fiscal year ended September 30, 2021.

ITEMS 11, 12, 13 and 14.

The information required by Items 11, 12, 13 and 14 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2022 Annual Meeting of Shareholders which will be filed with the SEC no later than 120 days after the close of the fiscal year ended September 30, 2021.

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
2.1
Agreement and Plan of Merger, dated October 20, 2021, among Raymond James Financial, Inc., Macaroon One LLC, Macaroon Two LLC and TriState Capital Holdings, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2021.

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

4.2.3
Sixth (Reopening) Supplemental Indenture, dated as of May 10, 2017, for the 4.950% Senior Notes due 2046, between Raymond James Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 10, 2017.

4.2.4
Seventh Supplemental Indenture, dated as of March 31, 2020, for the 4.650% Senior Notes due 2030, between Raymond James Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 31, 2020.

4.2.5
Eighth Supplemental Indenture, dated as of April 1, 2021, for the 3.750% Senior Notes due 2051, between Raymond James Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2021.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Exhibit Number		Description
10.1
Mortgage Agreement, dated as of December 13, 2002, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 23, 2002.

10.2
Stock Purchase Agreement, dated January 11, 2012, between Raymond James Financial, Inc. and Regions Financial Corporation (excluding certain exhibits and schedules), incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 12, 2012.

10.3.1	*
Raymond James Financial, Inc. Amended and Restated 2012 Stock Incentive Plan (as amended through February 20, 2020), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2020.

10.3.2	*
Form of Restricted Stock Unit Agreement for Non-Employee Director under 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2012.

10.3.3	*
Form of Stock Option Agreement under 2012 Stock Incentive Plan, as revised and approved on August 21, 2013, incorporated by reference to Exhibit 10.16.3 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2013.

10.3.4	*
Form of Restricted Stock Unit Agreement for Non-Bonus Award (Employee/Independent Contractor) under 2012 Stock Incentive Plan, as revised and approved on August 21, 2013, incorporated by reference to Exhibit 10.16.4 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2013.

10.3.5	*
Form of Stock Option Agreement under 2012 Stock Incentive Plan, as revised and approved on November 20, 2013, incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 7, 2014.

10.3.6	*
Form of Restricted Stock Unit Agreement for Non-Bonus Award under 2012 Stock Incentive Plan, as revised and approved on November 20, 2013, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 7, 2014.

10.3.7
Raymond James Financial, Inc. 2012 Stock Incentive Plan Sub-Plan for French Employees with Form of Restricted Stock Unit Agreement, adopted and approved on February 20, 2014, incorporated by reference to Exhibit 10.16.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2014.

10.3.8	*
Form of Restricted Stock Unit Award Notice and Agreement for Non-Bonus Award, as revised and approved on May 17, 2017, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2018.

10.3.9	*
Form of Award Agreement for Grant of Retention RSUs to Mr. Paul C. Reilly, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 1, 2018.

10.3.10	*
Form of Restricted Stock Unit Award Notice and Agreement for Non-Bonus Award for Mr. Paul C. Reilly, first used for awards granted on November 29, 2018, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2018.

10.3.11	*
Form of Restricted Stock Unit Award Notice and Agreement for Non-Bonus Award for Canadian Employees, first used for awards granted on November 29, 2018, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2018.

10.3.12	*
Form of Restricted Stock Unit Award Notice and Agreement for Non-Bonus Award, first used for awards granted on November 29, 2018, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2018.

10.3.13	*
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (time-based vesting) for Mr. Paul C. Reilly, first used for awards granted on December 14, 2018, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2018.

10.3.14	*
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (time-based vesting) for Canadian Employees, first used for awards granted on December 14, 2018, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2018.

10.3.15	*
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (time-based vesting), first used for awards granted on December 14, 2018, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2018.

10.3.16	*
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

10.3.17	*
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

10.3.18	*
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (performance-based vesting), first used for awards granted on December 14, 2018, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2018.

10.4	*
Amended and Restated Raymond James Financial Long-Term Incentive Plan, effective August 22, 2018, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the Securities Exchange Commission on November 21, 2018.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Exhibit Number		Description
10.5	*
Raymond James Financial, Inc. Amended and Restated Voluntary Deferred Compensation Plan, effective May 17, 2017, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the Securities Exchange Commission on November 21, 2018.

10.6	*
Amended and Restated Raymond James Financial, Inc. 2003 Employee Stock Purchase Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders held February 28, 2019, filed with the Securities and Exchange Commission on January 17, 2019.

10.7.1
Credit Agreement, dated as of February 19, 2019, among Raymond James Financial, Inc., Raymond James & Associates, Inc., the Lenders party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 22, 2019.

10.7.2
First Amendment to Credit Agreement, dated as of May 23, 2019, among Raymond James Financial, Inc., Raymond James & Associates, Inc., the Lenders party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2019.

10.7.3
Second Amendment to Credit Agreement, dated as of May 27, 2020, among Raymond James Financial, Inc., Raymond James & Associates, Inc., the Lenders party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 7, 2020.

10.7.4
Third Amendment to Credit Agreement, dated as of April 19, 2021, among Raymond James Financial, Inc., Raymond James & Associates, Inc., the Lenders party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 22, 2021.

10.8	*
Amended and Restated Form of Director and Officer Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 6, 2019.

10.9
Support Agreement, dated October 20, 2021, by and among James F. Getz, Brian S. Fetterolf, Raymond James Financial, Inc., Macaroon One LLC and, solely for purposes of the last sentence of Section 9 thereof, TriState Capital Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2021.

10.10
Support Agreement, dated October 20, 2021, by and among T-VIII PubOpps LP, Raymond James Financial, Inc., Macaroon One LLC and, solely for purposes of the last sentence of Section 9 and Section 10(c) thereof, TriState Capital Holdings, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2021.

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

ITEM 16. FORM 10-K SUMMARY

None.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 23rd day of November, 2021.

RAYMOND JAMES FINANCIAL, INC.

By: /s/ PAUL C. REILLY
Paul C. Reilly, Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ PAUL C. REILLY	Chairman and Chief Executive Officer (Principal Executive Officer) and Director	November 23, 2021
Paul C. Reilly

/s/ PAUL M. SHOUKRY	Chief Financial Officer and Treasurer (Principal Financial Officer)	November 23, 2021
Paul M. Shoukry

/s/ JONATHAN W. OORLOG, JR.	Senior Vice President and Controller (Principal Accounting Officer)	November 23, 2021
Jonathan W. Oorlog, Jr.

/s/ THOMAS A. JAMES	Chairman Emeritus and Director	November 23, 2021
Thomas A. James

/s/ MARLENE DEBEL	Director	November 23, 2021
Marlene Debel

/s/ ROBERT M. DUTKOWSKY	Director	November 23, 2021
Robert M. Dutkowsky

/s/ JEFFREY N. EDWARDS	Director	November 23, 2021
Jeffrey N. Edwards

/s/ BENJAMIN C. ESTY	Director	November 23, 2021
Benjamin C. Esty

/s/ ANNE GATES	Director	November 23, 2021
Anne Gates

/s/ FRANCIS S. GODBOLD	Vice Chairman and Director	November 23, 2021
Francis S. Godbold

/s/ GORDON L. JOHNSON	Director	November 23, 2021
Gordon L. Johnson

/s/ RODERICK C. MCGEARY	Director	November 23, 2021
Roderick C. McGeary

/s/ RAJ SESHADRI	Director	November 23, 2021
Raj Seshadri

/s/ SUSAN N. STORY	Director	November 23, 2021
Susan N. Story