Form 10-Q
period 2021-12-31
RAYMOND JAMES FINANCIAL INC
filed 2022-02-08
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
207,602,043 shares of common stock as of February 3, 2022

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in millions, except per share amounts	December 31, 2021	September 30, 2021
Assets:
Cash and cash equivalents	$8,216	$7,201
Assets segregated for regulatory purposes and restricted cash ($9,599 and $2,100 at fair value)	15,490	11,348
Collateralized agreements	347	480
Financial instruments, at fair value:
Trading assets ($292 and $326 pledged as collateral)	370	610
Available-for-sale securities ($19 and $20 pledged as collateral)	8,547	8,315
Derivative assets	214	255
Other investments ($22 and $22 pledged as collateral)	711	357
Brokerage client receivables, net	2,721	2,831
Other receivables, net	1,038	999
Bank loans, net	26,132	24,994
Loans to financial advisors, net	1,108	1,057
Deferred income taxes, net	305	305
Goodwill and identifiable intangible assets, net	874	882
Other assets	2,388	2,257
Total assets	$68,461	$61,891

Liabilities and shareholders’ equity:
Bank deposits	$34,092	$32,495
Collateralized financings	268	277
Financial instrument liabilities, at fair value:
Trading liabilities	171	176
Derivative liabilities	232	228
Brokerage client payables	19,201	13,991
Accrued compensation, commissions and benefits	1,428	1,825
Other payables	1,524	1,701
Other borrowings	856	858
Senior notes payable	2,037	2,037
Total liabilities	59,809	53,588
Commitments and contingencies (see Note 15)
Shareholders’ equity
Preferred stock; $.10 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock; $.01 par value; 350,000,000 shares authorized; 239,160,005 and 239,062,254 shares issued as of December 31, 2021 and September 30, 2021, respectively, and 207,465,632 and 205,738,821 shares outstanding as of December 31, 2021 and September 30, 2021, respectively	2	2
Additional paid-in capital	2,055	2,088
Retained earnings	8,003	7,633
Treasury stock, at cost; 31,694,373 and 33,323,433 common shares as of December 31, 2021 and September 30, 2021, respectively	(1,373)	(1,437)
Accumulated other comprehensive loss	(87)	(41)
Total equity attributable to Raymond James Financial, Inc.	8,600	8,245
Noncontrolling interests	52	58
Total shareholders’ equity	8,652	8,303
Total liabilities and shareholders’ equity	$68,461	$61,891
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,
in millions, except per share amounts	2021	2020
Revenues:
Asset management and related administrative fees	$1,382	$1,067
Brokerage revenues:
Securities commissions	425	381
Principal transactions	133	147
Total brokerage revenues	558	528
Account and service fees	177	145
Investment banking	425	261
Interest income	225	203
Other	51	56
Total revenues	2,818	2,260
Interest expense	(37)	(38)
Net revenues	2,781	2,222
Non-interest expenses:
Compensation, commissions and benefits	1,884	1,500
Non-compensation expenses:
Communications and information processing	112	99
Occupancy and equipment	59	57
Business development	35	23
Investment sub-advisory fees	38	28
Professional fees	26	30
Bank loan provision/(benefit) for credit losses	(11)	14
Acquisition-related expenses	6	2
Other	74	70
Total non-compensation expenses	339	323
Total non-interest expenses	2,223	1,823
Pre-tax income	558	399
Provision for income taxes	112	87
Net income	$446	$312

Earnings per common share – basic	$2.16	$1.52
Earnings per common share – diluted	$2.10	$1.48
Weighted-average common shares outstanding – basic	206.3	205.2
Weighted-average common and common equivalent shares outstanding – diluted	212.4	209.6

Net income	$446	$312
Other comprehensive income/(loss), net of tax:
Available-for-sale securities	(55)	(17)
Currency translations, net of the impact of net investment hedges	—	18
Cash flow hedges	9	5
Total other comprehensive income/(loss), net of tax	(46)	6
Total comprehensive income	$400	$318
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended December 31,
$ in millions, except per share amounts	2021	2020
Common stock, par value $.01 per share:
Balance beginning of period	$2	$2
Share issuances	—	—
Balance end of period	2	2

Additional paid-in capital:
Balance beginning of period	2,088	2,007
Employee stock purchases	8	6
Vesting of restricted stock units and exercise of stock options, net of forfeitures	(105)	(59)
Restricted stock unit and stock option expense	64	42
Balance end of period	2,055	1,996

Retained earnings:
Balance beginning of period	7,633	6,484
Cumulative adjustments for changes in accounting principles	—	(35)
Net income attributable to Raymond James Financial, Inc.	446	312
Cash dividends declared (see Note 21)	(76)	(59)
Balance end of period	8,003	6,702

Treasury stock:
Balance beginning of period	(1,437)	(1,390)
Purchases/surrenders	(10)	(18)
Vesting of restricted stock units and exercise of stock options, net of forfeitures	74	54
Balance end of period	(1,373)	(1,354)

Accumulated other comprehensive income/(loss):
Balance beginning of period	(41)	11
Other comprehensive income/(loss), net of tax	(46)	6
Balance end of period	(87)	17
Total equity attributable to Raymond James Financial, Inc.	$8,600	$7,363

Noncontrolling interests:
Balance beginning of period	$58	$62
Net income attributable to noncontrolling interests	2	13
Other	(8)	—
Balance end of period	52	75
Total shareholders’ equity	$8,652	$7,438
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
$ in millions	2021	2020
Cash flows from operating activities:
Net income	$446	$312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35	32
Deferred income taxes	14	18
Premium and discount amortization on available-for-sale securities and net (gain)/loss on other investments	14	(1)
Provisions/(benefits) for credit losses and legal and regulatory proceedings	(8)	16
Share-based compensation expense	65	43
Unrealized gain on company-owned life insurance policies, net of expenses	(38)	(83)
Other	(1)	22
Net change in:
Assets segregated for regulatory purposes excluding cash and cash equivalents	(7,499)	(2,749)
Collateralized agreements, net of collateralized financings	125	(62)
Loans provided to financial advisors, net of repayments	(56)	5
Brokerage client receivables and other receivables, net	197	254
Trading instruments, net	209	22
Derivative instruments, net	58	(9)
Other assets	(431)	(530)
Brokerage client payables and other payables	5,021	4,970
Accrued compensation, commissions and benefits	(395)	(253)
Purchases and originations of loans held for sale, net of proceeds from sales of securitizations and loans held for sale	(43)	(86)
Net cash provided by/(used in) operating activities	(2,287)	1,921

Cash flows from investing activities:
Increase in bank loans, net	(1,137)	(704)
Proceeds from sales of loans held for investment	75	16
Purchases of available-for-sale securities	(824)	(1,243)
Available-for-sale securities maturations, repayments and redemptions	501	544
Proceeds from sales of available-for-sale securities	—	519
Business acquisitions, net of cash acquired	—	(218)
Additions to property and equipment	(19)	(25)
Investment in note receivable	(125)	—
Other investing activities, net	(26)	(12)
Net cash used in investing activities	(1,555)	(1,123)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended December 31,
$ in millions	2021	2020
Cash flows from financing activities:
Increase in bank deposits	1,597	989
Repurchases of common stock and share-based awards withheld for payment of withholding tax requirements	(51)	(35)
Dividends on common stock	(60)	(55)
Exercise of stock options and employee stock purchases	17	18
Repayments of Federal Home Loan Bank advances and other borrowed funds	(1)	(26)
Other financing, net	(5)	—
Net cash provided by financing activities	1,497	891

Currency adjustment:
Effect of exchange rate changes on cash	3	73
Net increase/(decrease) in cash and cash equivalents, including those segregated for regulatory purposes and restricted cash	(2,342)	1,762
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at beginning of year	16,449	9,634
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of period	$14,107	$11,396

Cash and cash equivalents	$8,216	$5,377
Cash and cash equivalents segregated for regulatory purposes and restricted cash	5,891	6,019
Total cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of period	$14,107	$11,396

Supplemental disclosures of cash flow information:
Cash paid for interest	$41	$35
Cash paid for income taxes, net	$12	$67
Cash outflows for lease liabilities	$25	$27
Non-cash right-of-use assets recorded for new and modified leases	$16	$50

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2021

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of RJF and its consolidated subsidiaries that are generally controlled through a majority voting interest. We consolidate all of our 100%-owned subsidiaries. In addition, we consolidate any variable interest entity (“VIE”) in which we are the primary beneficiary. Additional information on these VIEs is provided in Note 2 of our Annual Report on Form 10-K (“2021 Form 10-K”) for the year ended September 30, 2021, as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and in Note 10 of this Form 10-Q. When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

During our fiscal fourth quarter of 2021, our Board approved a three-for-two stock split, effected in the form of a 50% stock dividend, paid on September 21, 2021. All share and per share information has been retroactively adjusted to reflect this stock split.

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

The nature of our business is such that the results of any interim period are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in our 2021 Form 10-K. To prepare condensed consolidated financial statements in accordance with GAAP, we must make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates and could have a material impact on the condensed consolidated financial statements.

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current period’s presentation.

NOTE 2 – UPDATE OF SIGNIFICANT ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 2 of our 2021 Form 10-K. There have been no significant changes in our significant accounting policies since September 30, 2021.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 – ACQUISITIONS

Recent acquisition activities

Charles Stanley

On January 21, 2022, we completed our acquisition of all of the outstanding share capital of United Kingdom (“U.K.”)-based Charles Stanley Group PLC (“Charles Stanley”) at a price of £5.15 per share, or £274 million ($372 million as of January 21, 2022). As of December 31, 2021, we had segregated $385 million in cash to fund the acquisition on the closing date, which was included in “Assets segregated for regulatory purposes and restricted cash” on our Condensed Consolidated Statements of Financial Condition. The acquisition enables us to accelerate our financial planning, investment advisory and securities transaction services growth in the U.K. and, through Charles Stanley’s multiple affiliation options, gives us the ability to offer wealth management affiliation choices to financial advisors in the U.K. consistent with our Private Client Group (“PCG”) model in the U.S. and Canada. For purposes of certain acquisition-related financial reporting requirements, the Charles Stanley acquisition is not considered a material acquisition. Charles Stanley will be integrated into our PCG segment and its results of operations will be included in our results prospectively from the closing date of January 21, 2022.
TriState Capital

On October 20, 2021, we announced we had entered into a definitive agreement to acquire TriState Capital Holdings, Inc. (“TriState Capital”) in a combination cash and stock transaction, valued at approximately $1.1 billion. Under the terms of the agreement, TriState Capital common stockholders will receive $6.00 cash and 0.25 RJF shares for each share of TriState Capital common stock, which represents per share consideration of $31.09 based on the closing price of RJF common stock on October 19, 2021. We have entered into an agreement with the sole holder of the TriState Capital Series C Perpetual Non-Cumulative Convertible Non-Voting Preferred Stock (“Series C Convertible Preferred Stock”) pursuant to which the Series C Convertible Preferred Stock will be converted to common shares at the prescribed exchange ratio and cashed out at $30 per share. The TriState Capital Series A Non-Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”) and Series B Non-Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”) will remain outstanding and will be converted into equivalent preferred stock of RJF. The transaction, which is subject to customary closing conditions, including regulatory approvals and approval by TriState Capital shareholders, is expected to close later in fiscal 2022. We currently have the ability to utilize our cash on hand to fund the cash component of the acquisition. TriState Capital offers private banking, commercial banking, and investment management products and services. TriState Capital will continue to operate as a separately branded firm and as an independently-charted bank subsidiary upon closing of the acquisition.

On December 15, 2021, we loaned TriState Capital $125 million under an unsecured fixed-to-floating rate note (the “Note”). The Note matures on December 15, 2024 and bears interest at a fixed annual rate of 2.25% for the first year, and at a floating annual rate thereafter until maturity. The floating rate resets quarterly to a rate equal to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 2.11%. The Note is not redeemable prior to December 15, 2022. On and after December 15, 2022, the Note is redeemable on any interest payment date at 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. As of December 31, 2021, the outstanding Note balance of $125 million and the related accrued interest was included in “Other receivables, net” on our Condensed Consolidated Statements of Financial Condition.

Acquisition-related expenses

Certain acquisition and integration costs associated with these acquisitions and acquisitions completed in our prior fiscal year were included in “Acquisition-related expenses” on our Condensed Consolidated Statements of Income and Comprehensive Income. Such costs primarily included legal and other professional fees and amortization expense related to identifiable intangible assets with short useful lives associated with our fiscal 2021 acquisitions of Financo LLC (“Financo”) and Cebile Capital (“Cebile”). The following table details our acquisition-related expenses.

	Three months ended December 31,
$ in millions	2021	2020
Acquisition-related expenses:
Legal fees	$2	$1
Identifiable intangible asset amortization	4	—
Other professional fees	—	1
Total Acquisition-related expenses	$6	$2

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 – FAIR VALUE

Our “Financial instruments” and “Financial instrument liabilities” on our Condensed Consolidated Statements of Financial Condition are recorded at fair value. For further information about such instruments and our significant accounting policies related to fair value, see Notes 2 and 4 of our 2021 Form 10-K. The following tables present assets and liabilities measured at fair value on a recurring basis. Netting adjustments represent the impact of counterparty and collateral netting on our derivative balances included on our Condensed Consolidated Statements of Financial Condition. See Note 6 for additional information.

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of December 31, 2021
Assets at fair value on a recurring basis:
Assets segregated for regulatory purposes (1)	$9,599	$—	$—	$—	$9,599
Trading assets:
Municipal and provincial obligations	—	91	—	—	91
Corporate obligations	11	40	—	—	51
Government and agency obligations	23	71	—	—	94
Agency mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMOs”) and asset-backed securities (“ABS”)	—	89	—	—	89
Non-agency CMOs and ABS	—	27	—	—	27
Total debt securities	34	318	—	—	352
Equity securities	10	1	—	—	11
Brokered certificates of deposit	—	5	—	—	5
Other	—	—	2	—	2
Total trading assets	44	324	2	—	370
Available-for-sale securities (2)	15	8,532	—	—	8,547
Derivative assets:
Interest rate - matched book	—	171	—	—	171
Interest rate - other	3	111	—	(72)	42
Other	—	—	1	—	1
Total derivative assets	3	282	1	(72)	214
Other investments - private equity - not measured at net asset value (“NAV”)	—	—	75	—	75
All other investments:
Government and agency obligations (3)	436	—	—	—	436
Other	93	2	23	—	118
Total all other investments	529	2	23	—	554
Subtotal	10,190	9,140	101	(72)	19,359
Other investments - private equity - measured at NAV					82
Total assets at fair value on a recurring basis	$10,190	$9,140	$101	$(72)	$19,441

Liabilities at fair value on a recurring basis:
Trading liabilities:
Corporate obligations	$—	$11	$—	$—	$11
Government and agency obligations	128	—	—	—	128
Total debt securities	128	11	—	—	139
Equity securities	32	—	—	—	32
Total trading liabilities	160	11	—	—	171
Derivative liabilities:
Interest rate - matched book	—	171	—	—	171
Interest rate - other	2	101	—	(74)	29
Foreign exchange	—	32	—	—	32
Total derivative liabilities	2	304	—	(74)	232
Total liabilities at fair value on a recurring basis	$162	$315	$—	$(74)	$403

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of September 30, 2021
Assets at fair value on a recurring basis:
Assets segregated for regulatory purposes (1)	$2,100	$—	$—	$—	$2,100
Trading assets:
Municipal and provincial obligations	—	155	—	—	155
Corporate obligations	16	63	—	—	79
Government and agency obligations	15	94	—	—	109
Agency MBS, CMOs and ABS	—	211	—	—	211
Non-agency CMOs and ABS	—	14	—	—	14
Total debt securities	31	537	—	—	568
Equity securities	8	4	—	—	12
Brokered certificates of deposit	—	16	—	—	16
Other	—	—	14	—	14
Total trading assets	39	557	14	—	610
Available-for-sale securities (2)	15	8,300	—	—	8,315
Derivative assets:
Interest rate - matched book	—	193	—	—	193
Interest rate - other	16	128	—	(87)	57
Foreign exchange	—	5	—	—	5
Total derivative assets	16	326	—	(87)	255
Other investments - private equity - not measured at NAV	—	—	75	—	75
All other investments:
Government and agency obligations (3)	86	—	—	—	86
Other	77	2	23	—	102
Total all other investments	163	2	23	—	188
Subtotal	2,333	9,185	112	(87)	11,543
Other investments - private equity - measured at NAV					94
Total assets at fair value on a recurring basis	$2,333	$9,185	$112	$(87)	$11,637

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$2	$—	$—	$—	$2
Corporate obligations	—	6	—	—	6
Government and agency obligations	137	—	—	—	137
Total debt securities	139	6	—	—	145
Equity securities	28	3	—	—	31
Total trading liabilities	167	9	—	—	176
Derivative liabilities:
Interest rate - matched book	—	193	—	—	193
Interest rate - other	16	106	—	(88)	34
Other	—	—	1	—	1
Total derivative liabilities	16	299	1	(88)	228
Total liabilities at fair value on a recurring basis	$183	$308	$1	$(88)	$404

(1)    These assets consist of U.S. Treasury securities (“U.S. Treasuries”) with maturities greater than 3 months as of our date of purchase.
(2)    Substantially all of our available-for-sale securities consist of agency MBS and agency CMOs. See Note 5 for further information.
(3)    These assets are comprised of U.S. Treasuries primarily purchased to meet certain deposit requirements with clearing organizations or to meet future broker-dealer customer reserve requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Level 3 recurring fair value measurements

The following tables present the changes in fair value for Level 3 assets and liabilities measured at fair value on a recurring basis. The realized and unrealized gains and losses in the tables may include changes in fair value that were attributable to both observable and unobservable inputs. In the following tables, gains/(losses) on trading instruments are reported in “Principal transactions” and gains/(losses) on other investments are reported in “Other” revenues on our Condensed Consolidated Statements of Income and Comprehensive Income.

Three months ended December 31, 2021 Level 3 instruments at fair value
	Financial assets				Financial liabilities
	Trading assets	Derivative assets	Other investments		Derivative liabilities
$ in millions	Other	Other	Private equity investments	All other	Other
Fair value beginning of period	$14	$—	$75	$23	$(1)
Total gains included in earnings	2	1	—	—	1
Purchases and contributions	25	—	—	—	—
Sales and distributions	(39)	—	—	—	—
Transfers:
Into Level 3	—	—	—	—	—
Out of Level 3	—	—	—	—	—
Fair value end of period	$2	$1	$75	$23	$—
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$(1)	$2	$—	$—	$—

Three months ended December 31, 2020 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading assets	Other investments		Derivative liabilities
$ in millions	Other	Private equity investments	All other	Other
Fair value beginning of period	$12	$37	$22	$(5)
Total gains/(losses) included in earnings	2	15	—	4
Purchases and contributions	6	—	—	—
Sales and distributions	(17)	—	—	—
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$3	$52	$22	$(1)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$3	$15	$—	$3

As of December 31, 2021, 28% of our assets and less than 1% of our liabilities were measured at fair value on a recurring basis.  In comparison, as of September 30, 2021, 19% of our assets and less than 1% of our liabilities were measured at fair value on a recurring basis. The increase in assets measured at fair value on a recurring basis as a percentage of total assets was primarily due to a significant increase in assets segregated for regulatory purposes, driven by a significant increase in client cash balances. As of both December 31, 2021 and September 30, 2021, Level 3 assets represented less than 1% of our assets measured at fair value on a recurring basis.

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

Recurring measurements $ in millions	Fair value at December 31, 2021	Valuation technique(s)	Unobservable input	Range (weighted-average)
Other investments - private equity investments (not measured at NAV)	$75	Discounted cash flow, transaction price or other investment-specific events	Discount rate	25%
			Terminal earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple	10.0x
			Terminal year	2023 - 2035 (2024)
Fair value at September 30, 2021
Other investments - private equity investments (not measured at NAV)	$75	Discounted cash flow, transaction price or other investment-specific events	Discount rate	25%
			Terminal EBITDA multiple	10.0x
			Terminal year	2023 - 2035 (2024)

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

Investments in private equity measured at net asset value per share

As more fully described in Note 2 of our 2021 Form 10-K, as a practical expedient, we utilize NAV or its equivalent to determine the recorded value of a portion of our private equity investments portfolio. We utilize NAV when the fund investment does not have a readily determinable fair value and the NAV of the fund is calculated in a manner consistent with the measurement principles of investment company accounting, including measurement of the investments at fair value.

Our private equity portfolio as of December 31, 2021 included various direct investments, as well as investments in third-party private equity funds. The portfolio is primarily invested in a broad range of strategies including leveraged buyouts, growth capital, distressed capital, venture capital and mezzanine capital. Due to the closed-end nature of certain of our fund investments, such investments cannot be redeemed directly with the funds. Our investment is monetized by distributions received through the liquidation of the underlying assets of those funds, the timing of which is uncertain.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the recorded value and unfunded commitments related to our private equity investments portfolio.

$ in millions	Recorded value	Unfunded commitment
December 31, 2021
Private equity investments measured at NAV	$82	$8
Private equity investments not measured at NAV	75
Total private equity investments	$157

September 30, 2021
Private equity investments measured at NAV	$94	$8
Private equity investments not measured at NAV	75
Total private equity investments	$169

Of the total private equity investments, the portions we owned were $115 million and $120 million as of December 31, 2021 and September 30, 2021, respectively. The portions of the private equity investments we did not own were $42 million and $49 million as of December 31, 2021 and September 30, 2021, respectively, and were included as a component of noncontrolling interests on our Condensed Consolidated Statements of Financial Condition.

As a financial holding company, we are subject to holding period limitations for our merchant banking activities. Additionally, many of our private equity fund investments meet the definition of prohibited covered funds as defined by the Volcker Rule enacted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). We have received approval from the Board of Governors of the Federal Reserve System (“the Fed”) to continue to hold the majority of our covered fund investments until July 2022. As a result of our holding period limitations, we have continued to exit or restructure certain of our private equity investments and will continue to do so during the remainder of fiscal 2022 in accordance with our regulatory deadlines.

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

$ in millions	Level 2	Level 3	Total fair value	Valuation technique(s)	Unobservable input	Range (weighted-average)
December 31, 2021
Bank loans:
Residential mortgage loans	$3	$10	$13	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.5 yrs.)
Corporate loans	$—	$41	$41	Collateral or discounted cash flow (1)	Not meaningful (1)	Not meaningful (1)
Loans held for sale	$161	$—	$161	N/A	N/A	N/A

September 30, 2021
Bank loans:
Residential mortgage loans	$3	$11	$14	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.5 yrs.)
Corporate loans	$—	$49	$49	Collateral or discounted cash flow (1)	Not meaningful (1)	Not meaningful (1)
Loans held for sale	$29	$—	$29	N/A	N/A	N/A

(1)    The valuation techniques used to estimate the fair values are based on collateral value less selling costs for the collateral-dependent loans and discounted cash flows for loans that are not collateral-dependent.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Financial instruments not recorded at fair value

Many, but not all, of the financial instruments we hold were recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The following table presents the estimated fair value and fair value hierarchy of financial assets and liabilities that are not recorded at fair value on the Condensed Consolidated Statements of Financial Condition at December 31, 2021 and September 30, 2021. This table excludes financial instruments that are carried at amounts which approximate fair value. Refer to Note 4 of our 2021 Form 10-K for a discussion of the fair value hierarchy classifications of our financial instruments that are not recorded at fair value.

$ in millions	Level 2	Level 3	Total estimated fair value	Carrying amount
December 31, 2021
Financial assets:
Bank loans, net	$69	$25,840	$25,909	$25,917
Financial liabilities:
Bank deposits - certificates of deposit	$—	$802	$802	$789
Senior notes payable	$2,434	$—	$2,434	$2,037

September 30, 2021
Financial assets:
Bank loans, net	$116	$24,839	$24,955	$24,902
Financial liabilities:
Bank deposits - certificates of deposit	$—	$898	$898	$878
Senior notes payable	$2,459	$—	$2,459	$2,037

NOTE 5 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities are primarily comprised of agency MBS and agency CMOs owned by Raymond James Bank. Refer to Note 2 of our 2021 Form 10-K for a discussion of our accounting policies applicable to our available-for-sale securities.

The following table details the amortized costs and fair values of our available-for-sale securities.

$ in millions	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2021
Agency residential MBS	$5,537	$32	$(49)	$5,520
Agency commercial MBS	1,324	4	(37)	1,291
Agency CMOs	1,750	4	(33)	1,721
Other securities	15	—	—	15
Total available-for-sale securities	$8,626	$40	$(119)	$8,547

September 30, 2021
Agency residential MBS	$5,168	$46	$(25)	$5,189
Agency commercial MBS	1,285	7	(28)	1,264
Agency CMOs	1,854	9	(16)	1,847
Other securities	15	—	—	15
Total available-for-sale securities	$8,322	$62	$(69)	$8,315

The amortized costs and fair values in the preceding table exclude $14 million of accrued interest on available-for-sale securities as of both December 31, 2021 and September 30, 2021, which was included in “Other receivables, net” on our Condensed Consolidated Statements of Financial Condition.

See Note 4 for additional information regarding the fair value of available-for-sale securities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table details the contractual maturities, amortized costs, carrying values and current yields for our available-for-sale securities.  Since our MBS and CMO available-for-sale securities are backed by mortgages, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. As a result, as of December 31, 2021, the weighted-average life of our available-for-sale securities portfolio was approximately four years.

	December 31, 2021
$ in millions	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency residential MBS
Amortized cost	$—	$117	$2,764	$2,656	$5,537
Carrying value	$—	$121	$2,761	$2,638	$5,520
Agency commercial MBS
Amortized cost	$33	$315	$892	$84	$1,324
Carrying value	$33	$313	$862	$83	$1,291
Agency CMOs
Amortized cost	$—	$6	$23	$1,721	$1,750
Carrying value	$—	$6	$23	$1,692	$1,721
Other securities
Amortized cost	$—	$10	$5	$—	$15
Carrying value	$—	$11	$4	$—	$15
Total available-for-sale securities
Amortized cost	$33	$448	$3,684	$4,461	$8,626
Carrying value	$33	$451	$3,650	$4,413	$8,547
Weighted-average yield	2.08%	1.67%	1.11%	1.08%	1.13%

The following table details the gross unrealized losses and fair values of securities that were in a loss position at the reporting period end, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
$ in millions	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
December 31, 2021
Agency residential MBS	$3,976	$(40)	$367	$(9)	$4,343	$(49)
Agency commercial MBS	479	(11)	570	(26)	1,049	(37)
Agency CMOs	1,104	(22)	372	(11)	1,476	(33)
Other securities	4	—	—	—	4	—
Total	$5,563	$(73)	$1,309	$(46)	$6,872	$(119)
September 30, 2021
Agency residential MBS	$3,155	$(25)	$18	$—	$3,173	$(25)
Agency commercial MBS	645	(13)	353	(15)	998	(28)
Agency CMOs	918	(12)	231	(4)	1,149	(16)
Other securities	3	—	—	—	3	—
Total	$4,721	$(50)	$602	$(19)	$5,323	$(69)

The contractual cash flows of our available-for-sale securities are guaranteed by the U.S. government or its agencies. At December 31, 2021, of the 392 available-for-sale securities in an unrealized loss position, 315 were in a continuous unrealized loss position for less than 12 months and 77 securities were in a continuous unrealized loss position for greater than 12 months. We do not consider unrealized losses associated with these securities to be credit losses due to the guarantee of the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities. In addition, unrealized losses related to these available-for-sale securities are generally due to changes in market interest rates. At December 31, 2021, based on our assessment of this portfolio, we did not recognize an allowance for credit losses on our available-for-sale securities. At December 31, 2021, debt securities we held in excess of ten percent of our equity included those issued by the Federal National Home Mortgage Association and Federal Home Loan Mortgage Corporation with amortized costs of $5.47 billion and $2.93 billion, respectively, which also approximated the fair values of the securities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
During the three months ended December 31, 2021, there were no sales of available-for-sale securities. During the three months ended December 31, 2020, we received proceeds of $519 million, resulting in an insignificant gain, from the sales of agency MBS and agency CMO available-for-sale securities. The gain that resulted from the sales was included in “Other” revenues on our Condensed Consolidated Statements of Income and Comprehensive Income.

NOTE 6 – DERIVATIVE ASSETS AND DERIVATIVE LIABILITIES

Our derivative assets and derivative liabilities are recorded at fair value and are included in “Derivative assets” and “Derivative liabilities” on our Condensed Consolidated Statements of Financial Condition. Cash flows related to our derivatives are included within operating activities on the Condensed Consolidated Statements of Cash Flows. The significant accounting policies governing our derivatives, including our methodologies for determining fair value, are described in Note 2 of our 2021 Form 10-K.

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

	December 31, 2021			September 30, 2021
$ in millions	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate - matched book	$171	$171	$1,559	$193	$193	$1,736
Interest rate - other (1)	114	103	12,356	144	122	15,087
Foreign exchange	—	14	867	3	—	826
Other	1	—	570	—	1	551
Subtotal	286	288	15,352	340	316	18,200
Derivatives designated as hedging instruments
Interest rate	—	—	850	—	—	850
Foreign exchange	—	18	936	2	—	939
Subtotal	—	18	1,786	2	—	1,789
Total gross fair value/notional amount	286	306	$17,138	342	316	$19,989
Offset on the Condensed Consolidated Statements of Financial Condition
Counterparty netting	(38)	(38)		(46)	(46)
Cash collateral netting	(34)	(36)		(41)	(42)
Total amounts offset	(72)	(74)		(87)	(88)
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	214	232		255	228
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
Financial instruments (2)	(181)	(171)		(205)	(193)
Total	$33	$61		$50	$35

(1)    Substantially all relates to interest rate derivatives entered into as part of our fixed income business operations, including to-be-announced security contracts (“TBAs”) that are accounted for as derivatives.
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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table details the gains/(losses) included in accumulated other comprehensive income/(loss) (“AOCI”), net of income taxes, on derivatives designated as hedging instruments. These gains/(losses) included any amounts reclassified from AOCI to net income during the period. See Note 16 for additional information.

	Three months ended December 31,
$ in millions	2021	2020
Interest rate (cash flow hedges)	$9	$5
Foreign exchange (net investment hedges)	(1)	(29)
Total gains/(losses) in AOCI, net of taxes	$8	$(24)

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for each of the three months ended December 31, 2021 and 2020. We expect to reclassify $13 million of interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is 6 years.

The following table details the gains/(losses) on derivatives not designated as hedging instruments recognized on the Condensed Consolidated Statements of Income and Comprehensive Income.

$ in millions		Three months ended December 31,
	Location of gain/(loss)	2021	2020
Interest rate	Principal transactions/other revenues	$3	$4
Foreign exchange	Other revenues	$(1)	$(26)
Other	Principal transactions	$3	$4

Risks associated with our derivatives and related risk mitigation

Credit risk

We are exposed to credit losses in the event of nonperformance by the counterparties to derivatives that are not cleared through a clearing organization. Where we are subject to credit exposure, we perform a credit evaluation of counterparties prior to entering into derivative transactions and we continue to monitor their credit standings on an ongoing basis.  We may require initial margin or collateral from counterparties in the form of cash or other marketable securities to support certain of these obligations as established by the credit threshold specified by the agreement and/or as a result of monitoring the credit standing of the counterparties.

Our only exposure to credit risk on matched book derivatives is related to our uncollected derivative transaction fee revenues, which were insignificant as of both December 31, 2021 and September 30, 2021. We are not exposed to market risk on these derivatives due to the pass-through transaction structure described in Note 2 of our 2021 Form 10-K.

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

Derivatives with credit-risk-related contingent features

Certain of our derivative contracts contain provisions that require our debt to maintain an investment-grade rating from one or more of the major credit rating agencies. If our debt were to fall below investment-grade, the counterparties to the derivative instruments could terminate the derivative and request immediate payment, or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position was $14 million as of December 31, 2021 and was insignificant as of September 30, 2021.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7 – COLLATERALIZED AGREEMENTS AND FINANCINGS

Collateralized agreements are comprised of securities purchased under agreements to resell (“reverse repurchase agreements”) and securities borrowed. Collateralized financings are comprised of securities sold under agreements to repurchase (“repurchase agreements”) and securities loaned. We enter into these transactions in order to facilitate client activities, acquire securities to cover short positions and finance certain firm activities. The significant accounting policies governing our collateralized agreements and financings are described in Note 2 of our 2021 Form 10-K.

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

	Collateralized agreements			Collateralized financings
$ in millions	Reverse repurchase agreements	Securities borrowed	Total	Repurchase agreements	Securities loaned	Total
December 31, 2021
Gross amounts of recognized assets/liabilities	$204	$143	$347	$203	$65	$268
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	204	143	347	203	65	268
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(204)	(139)	(343)	(203)	(62)	(265)
Net amounts	$—	$4	$4	$—	$3	$3
September 30, 2021
Gross amounts of recognized assets/liabilities	$279	$201	$480	$205	$72	$277
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	279	201	480	205	72	277
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(279)	(195)	(474)	(205)	(68)	(273)
Net amounts	$—	$6	$6	$—	$4	$4

The total amount of collateral received under reverse repurchase agreements and the total amount of collateral posted under repurchase agreements exceeds the carrying value of these agreements on our Condensed Consolidated Statements of Financial Condition.

Collateral received and pledged

We receive cash and securities as collateral, primarily in connection with reverse repurchase agreements, securities borrowing agreements, derivative transactions and client margin loans. The collateral we receive reduces our credit exposure to individual counterparties.

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

$ in millions	December 31, 2021	September 30, 2021
Collateral we received that was available to be delivered or repledged	$3,548	$3,429
Collateral that we delivered or repledged	$821	$830

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

$ in millions	December 31, 2021	September 30, 2021
Had the right to deliver or repledge	$333	$368
Did not have the right to deliver or repledge	$65	$65
Bank loans, net pledged at the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank of Atlanta	$5,747	$5,716

Repurchase agreements, repurchase-to-maturity transactions and securities loaned accounted for as secured borrowings

The following table presents the remaining contractual maturity of repurchase agreements and securities lending transactions accounted for as secured borrowings.

$ in millions	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
December 31, 2021
Repurchase agreements:
Government and agency obligations	$102	$—	$—	$—	$102
Agency MBS and agency CMOs	101	—	—	—	101
Total repurchase agreements	203	—	—	—	203
Securities loaned:
Equity securities	65	—	—	—	65
Total collateralized financings	$268	$—	$—	$—	$268
September 30, 2021
Repurchase agreements:
Government and agency obligations	$122	$—	$—	$—	$122
Agency MBS and agency CMOs	83	—	—	—	83
Total repurchase agreements	205	—	—	—	205
Securities loaned:
Equity securities	72	—	—	—	72
Total collateralized financings	$277	$—	$—	$—	$277

As of both December 31, 2021 and September 30, 2021, we did not have any “repurchase-to-maturity” agreements, which are repurchase agreements where a security is transferred under an agreement to repurchase and the maturity date of the repurchase agreement matches the maturity date of the underlying security.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 – BANK LOANS, NET

Bank client receivables are comprised of loans originated or purchased by Raymond James Bank and include commercial and industrial (“C&I”) loans, real estate investment trust (“REIT”) loans, tax-exempt loans, commercial and residential real estate loans, and securities-based loans (“SBL”) and other loans. These receivables are collateralized by first and, to a lesser extent, second mortgages on residential or other real property, other assets of the borrower, a pledge of revenue, securities or are unsecured. We segregate our loan portfolio into six loan portfolio segments: C&I, commercial real estate (“CRE”), REIT, tax-exempt, residential mortgage, and SBL and other. See Note 2 of our 2021 Form 10-K for a discussion of our October 1, 2020 adoption of new accounting guidance related to the measurement of credit losses on financial instruments and our accounting policies related to bank loans and the allowance for credit losses.

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

	December 31, 2021		September 30, 2021
$ in millions	Balance	%	Balance	%
C&I loans	$8,608	33%	$8,440	33%
CRE loans	2,992	11%	2,872	11%
REIT loans	1,189	4%	1,112	5%
Tax-exempt loans	1,290	5%	1,321	5%
Residential mortgage loans	5,568	21%	5,318	21%
SBL and other	6,563	25%	6,106	24%
Total loans held for investment	26,210	99%	25,169	99%
Held for sale loans	230	1%	145	1%
Total loans held for sale and investment	26,440	100%	25,314	100%
Allowance for credit losses	(308)		(320)
Bank loans, net	$26,132		$24,994
Accrued interest receivable on bank loans	$51		$48

The allowance for credit losses was 1.18% and 1.27% of the held for investment loan portfolio as of December 31, 2021 and September 30, 2021, respectively. Accrued interest receivables presented in the preceding table are reported in “Other receivables, net” on our Condensed Consolidated Statements of Financial Condition.

At December 31, 2021, the FHLB had a blanket lien on Raymond James Bank’s residential mortgage loan portfolio as security for the repayment of certain borrowings. See Note 16 of our 2021 Form 10-K for more information regarding borrowings from the FHLB.

Held for sale loans

Raymond James Bank originated or purchased $968 million and $582 million of loans held for sale during the three months ended December 31, 2021 and 2020, respectively. The majority of these loans were purchases of the guaranteed portions of Small Business Administration (“SBA”) loans intended for resale in the secondary market as individual SBA loans or as securitized pools of SBA loans. Proceeds from the sales of these held for sale loans amounted to $338 million and $188 million during the three months ended December 31, 2021 and 2020, respectively. Net gains resulting from such sales were insignificant for each of the three months ended December 31, 2021 and 2020.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Purchases and sales of loans held for investment

The following table presents purchases and sales of loans held for investment by portfolio segment.

$ in millions	C&I loans	Residential mortgage loans	Total
Three months ended December 31, 2021
Purchases	$339	$184	$523
Sales	$51	$—	$51
Three months ended December 31, 2020
Purchases	$122	$46	$168
Sales	$5	$—	$5

Sales in the preceding table represent the recorded investment (i.e., net of charge-offs and discounts or premiums) of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. As more fully described in Note 2 of our 2021 Form 10-K, corporate loan sales generally occur as part of our credit management activities.

Aging analysis of loans held for investment

The following table presents information on delinquency status of our loans held for investment.

$ in millions	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual with allowance	Nonaccrual with no allowance	Current and accruing	Total loans held for investment
December 31, 2021
C&I loans	$—	$—	$—	$38	$—	$8,570	$8,608
CRE loans	—	—	—	—	20	2,972	2,992
REIT loans	—	—	—	—	—	1,189	1,189
Tax-exempt loans	—	—	—	—	—	1,290	1,290
Residential mortgage loans	1	—	1	1	14	5,552	5,568
SBL and other	—	—	—	—	—	6,563	6,563
Total loans held for investment	$1	$—	$1	$39	$34	$26,136	$26,210

September 30, 2021
C&I loans	$—	$—	$—	$39	$—	$8,401	$8,440
CRE loans	—	—	—	—	20	2,852	2,872
REIT loans	—	—	—	—	—	1,112	1,112
Tax-exempt loans	—	—	—	—	—	1,321	1,321
Residential mortgage loans	2	—	2	2	13	5,301	5,318
SBL and other	—	—	—	—	—	6,106	6,106
Total loans held for investment	$2	$—	$2	$41	$33	$25,093	$25,169

The preceding table includes $59 million and $61 million at December 31, 2021 and September 30, 2021, respectively, of nonaccrual loans which were current pursuant to their contractual terms. The table also includes troubled debt restructurings (“TDRs”) of $12 million for CRE loans and $13 million for residential first mortgage loans at both December 31, 2021 and September 30, 2021.

Other real estate owned, included in “Other assets” on our Condensed Consolidated Statements of Financial Condition, was insignificant at both December 31, 2021 and September 30, 2021.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Collateral-dependent loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale of the underlying collateral. We had $20 million of collateral-dependent CRE loans at both December 31, 2021 and September 30, 2021, which were fully collateralized by retail and industrial real estate. We had $7 million and $5 million of collateral-dependent residential loans at December 31, 2021 and September 30, 2021, respectively, which were fully collateralized by single family homes. Collateral-dependent loans do not include loans to borrowers who have been granted forbearance as result of the COVID-19 pandemic or loans for which the borrower had requested a loan modification, where the request had been initiated but had not been approved or completed as of December 31, 2021. Such loans may be considered collateral-dependent after the forbearance period expires. The recorded investment in mortgage loans secured by one-to-four family residential properties for which formal foreclosure proceedings were in process was $4 million at both December 31, 2021 and September 30, 2021.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following tables present our held for investment bank loan portfolio by credit quality indicator.

	December 31, 2021
	Loans by origination fiscal year
$ in millions	2022	2021	2020	2019	2018	Prior	Revolving loans	Total
C&I loans
Risk rating:
Pass	$293	$1,042	$1,316	$1,108	$1,382	$2,260	$993	$8,394
Special mention	—	—	—	40	—	76	4	120
Substandard	—	—	—	24	39	17	—	80
Doubtful	—	—	—	14	—	—	—	14
Total C&I loans	$293	$1,042	$1,316	$1,186	$1,421	$2,353	$997	$8,608

CRE loans
Risk rating:
Pass	$154	$615	$397	$431	$642	$380	$76	$2,695
Special mention	—	—	45	43	36	—	—	124
Substandard	—	—	—	48	80	45	—	173
Doubtful	—	—	—	—	—	—	—	—
Total CRE loans	$154	$615	$442	$522	$758	$425	$76	$2,992

REIT loans
Risk rating:
Pass	$—	$239	$96	$65	$25	$140	$429	$994
Special mention	—	—	—	13	11	138	6	168
Substandard	—	—	—	21	—	4	2	27
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$—	$239	$96	$99	$36	$282	$437	$1,189

Tax-exempt loans
Risk rating:
Pass	$—	$158	$57	$118	$200	$757	$—	$1,290
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$—	$158	$57	$118	$200	$757	$—	$1,290

Residential mortgage loans
Risk rating:
Pass	$562	$1,822	$1,182	$581	$349	$1,023	$20	$5,539
Special mention	—	—	—	2	—	5	—	7
Substandard	—	—	—	—	—	22	—	22
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$562	$1,822	$1,182	$583	$349	$1,050	$20	$5,568

SBL and other
Risk rating:
Pass	$—	$6	$45	$12	$—	$—	$6,500	$6,563
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total SBL and other	$—	$6	$45	$12	$—	$—	$6,500	$6,563

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2021
	Loans by origination fiscal year
$ in millions	2021	2020	2019	2018	2017	Prior	Revolving loans	Total
C&I loans
Risk rating:
Pass	$999	$1,273	$1,180	$1,408	$935	$1,633	$739	$8,167
Special mention	—	—	41	—	26	54	1	122
Substandard	—	—	24	84	—	28	—	136
Doubtful	—	—	15	—	—	—	—	15
Total C&I loans	$999	$1,273	$1,260	$1,492	$961	$1,715	$740	$8,440

CRE loans
Risk rating:
Pass	$533	$459	$442	$652	$223	$174	$62	$2,545
Special mention	—	45	58	36	—	—	—	139
Substandard	—	—	32	98	8	50	—	188
Doubtful	—	—	—	—	—	—	—	—
Total CRE loans	$533	$504	$532	$786	$231	$224	$62	$2,872

REIT loans
Risk rating:
Pass	$235	$95	$75	$60	$46	$167	$237	$915
Special mention	—	—	13	11	33	106	6	169
Substandard	—	—	21	—	4	—	3	28
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$235	$95	$109	$71	$83	$273	$246	$1,112

Tax-exempt loans
Risk rating:
Pass	$158	$57	$124	$204	$272	$506	$—	$1,321
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$158	$57	$124	$204	$272	$506	$—	$1,321

Residential mortgage loans
Risk rating:
Pass	$1,861	$1,266	$640	$386	$451	$666	$20	$5,290
Special mention	—	—	—	—	—	5	—	5
Substandard	—	—	—	1	2	20	—	23
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$1,861	$1,266	$640	$387	$453	$691	$20	$5,318

SBL and other
Risk rating:
Pass	$3	$45	$12	$—	$—	$—	$6,046	$6,106
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total SBL and other	$3	$45	$12	$—	$—	$—	$6,046	$6,106

Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

We also monitor the credit quality of the residential mortgage loan portfolio utilizing Fair Isaac Corporation (“FICO”) scores and loan-to-value (“LTV”) ratios. A FICO score measures a borrower’s creditworthiness by considering factors such as payment and credit history. LTV measures the carrying value of the loan as a percentage of the value of the property securing the loan.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the held for investment residential mortgage loan portfolio by FICO score and by LTV ratio at origination.

$ in millions	December 31, 2021	September 30, 2021
FICO score:
Below 600	$67	$67
600 - 699	431	416
700 - 799	3,982	3,772
800 +	1,082	1,058
FICO score not available	6	5
Total	$5,568	$5,318

LTV ratio:
Below 80%	$4,348	$4,123
80%+	1,220	1,195
Total	$5,568	$5,318

Allowance for credit losses

The following table presents changes in the allowance for credit losses on held for investment bank loans by portfolio segment.

$ in millions	C&I loans	CRE loans	REIT loans	Tax-exempt loans	Residential mortgage loans	SBL and other	Total
Three months ended December 31, 2021
Balance at beginning of period	$191	$66	$22	$2	$35	$4	$320
Provision/(benefit) for credit losses	(10)	6	—	—	(6)	(1)	(11)
Net (charge-offs)/recoveries:
Charge-offs	(2)	—	—	—	—	—	(2)
Recoveries	—	—	—	—	1	—	1
Net (charge-offs)/recoveries	(2)	—	—	—	1	—	(1)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of period	$179	$72	$22	$2	$30	$3	$308

Three months ended December 31, 2020
Balance at beginning of period	$200	$81	$36	$14	$18	$5	$354
Impact of current expected credit loss (“CECL”) adoption	19	(11)	(9)	(12)	24	(2)	9
Provision/(benefit) for credit losses	(22)	42	3	—	(9)	—	14
Net (charge-offs)/recoveries:
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Net (charge-offs)/recoveries	—	—	—	—	—	—	—
Foreign exchange translation adjustment	1	—	—	—	—	—	1
Balance at end of period	$198	$112	$30	$2	$33	$3	$378

The allowance for credit losses on held for investment bank loans decreased $12 million to $308 million during three months ended December 31, 2021, largely attributable to improvement in credit quality in the C&I bank loan portfolio and continued improvement in macroeconomic inputs to our CECL model, which positively impacted most loan portfolios, partially offset by provisions for credit losses related to loan growth.

The allowance for credit losses on unfunded lending commitments, which is included in “Other payables” on our Condensed Consolidated Statements of Financial Condition, was $12 million and $13 million at December 31, 2021 and September 30, 2021, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9 – LOANS TO FINANCIAL ADVISORS, NET

Loans to financial advisors are primarily comprised of loans originated as a part of our recruiting activities. See Note 2 of our 2021 Form 10-K for a discussion of our accounting policies related to loans to financial advisors and the related allowance for credit losses. The following table presents the balances for our loans to financial advisors and the related accrued interest receivable.

$ in millions	December 31, 2021	September 30, 2021
Currently affiliated with the firm (1)	$1,128	$1,074
No longer affiliated with the firm (2)	9	10
Total loans to financial advisors	1,137	1,084
Allowance for credit losses	(29)	(27)
Loans to financial advisors, net	$1,108	$1,057
Accrued interest receivable on loans to financial advisors	$4	$4
Allowance for credit losses as a percent of the loan portfolio	2.55%	2.49%

(1) These loans were predominantly current.
(2) These loans were predominantly past due for a period of 180 days or more.

Accrued interest receivables presented in the preceding table are reported in “Other receivables, net” on the Condensed Consolidated Statements of Financial Condition.

NOTE 10 – VARIABLE INTEREST ENTITIES

A VIE requires consolidation by the entity’s primary beneficiary.  We evaluate all of the entities in which we are involved to determine if the entity is a VIE and if so, whether we hold a variable interest and are the primary beneficiary. Refer to Note 2 of our 2021 Form 10-K for a discussion of our principal involvement with VIEs and the accounting policies regarding determination of whether we are deemed to be the primary beneficiary of VIEs.

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

$ in millions	Aggregate assets	Aggregate liabilities
December 31, 2021
Private Equity Interests	$48	$4
LIHTC funds	119	52
Restricted Stock Trust Fund	24	24
Total	$191	$80

September 30, 2021
Private Equity Interests	$66	$4
LIHTC funds	111	52
Restricted Stock Trust Fund	15	15
Total	$192	$71

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

$ in millions	December 31, 2021	September 30, 2021
Assets:
Cash and cash equivalents and assets segregated for regulatory purposes and restricted cash	$7	$10
Other investments	47	63
Other assets	114	105
Total assets	$168	$178
Liabilities:
Other payables	$44	$45
Total liabilities	$44	$45
Noncontrolling interests	$51	$58

VIEs where we hold a variable interest but are not the primary beneficiary

As discussed in Note 2 of our 2021 Form 10-K, we have concluded that for certain VIEs we are not the primary beneficiary and therefore do not consolidate these VIEs. Such VIEs include certain Private Equity Interests, certain LIHTC funds, and other limited partnerships. Our risk of loss for these VIEs is limited to our investments in, advances to, and/or receivables due from these VIEs.

Aggregate assets, liabilities and risk of loss

The aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary, are provided in the following table.

	December 31, 2021			September 30, 2021
$ in millions	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
Private Equity Interests	$7,163	$88	$86	$7,318	$47	$82
LIHTC funds	7,374	2,465	14	7,032	2,280	71
Other	714	176	11	519	155	10
Total	$15,251	$2,729	$111	$14,869	$2,482	$163

NOTE 11 - OTHER ASSETS

The following table details the components of other assets. See Note 2 of our 2021 Form 10-K for a discussion of the accounting polices related to certain of these components.

$ in millions	December 31, 2021	September 30, 2021
Investments in company-owned life insurance policies	$1,013	$952
Property and equipment, net	491	499
Lease right-of-use (“ROU”) asset	439	446
Prepaid expenses	134	127
Investments in FHLB and Federal Reserve Bank stock	72	72
All other	239	161
Total other assets	$2,388	$2,257

See Note 13 of our 2021 Form 10-K for further information regarding our property and equipment and Note 12 of this Form 10-Q and Note 14 of our 2021 Form 10-K for further information regarding our leases.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12 – LEASES

The following table presents the balances related to our leases on our Condensed Consolidated Statements of Financial Condition. See Note 2 and 14 of our 2021 Form 10-K for additional information related to our leases, including a discussion of our accounting policies.

$ in millions	December 31, 2021	September 30, 2021
ROU assets (included in Other assets)	$439	$446
Lease liabilities (included in Other payables)	$445	$450

Lease liabilities as of December 31, 2021 excluded $34 million of minimum lease payments related to lease arrangements that were signed but not yet commenced. These leases are estimated to commence between fiscal year 2022 and 2023 with lease terms ranging from four to 11 years.

Lease expense

The following table details the components of lease expense, which is included in “Occupancy and equipment” expense on our Condensed Consolidated Statements of Income and Comprehensive Income.

	Three months ended December 31,
$ in millions	2021	2020
Lease costs	$28	27
Variable lease costs	$7	6

Variable lease costs in the preceding table include payments required under lease arrangements for common area maintenance charges and other variable costs that are not reflected in the measurement of ROU assets and lease liabilities.

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

	December 31, 2021		September 30, 2021
$ in millions	Balance	Weighted-average rate	Balance	Weighted-average rate
Savings and money market accounts	$33,103	0.01%	$31,415	0.01%
Certificates of deposit	789	1.89%	878	1.87%
NOW accounts	164	1.84%	164	1.84%
Demand deposits (non-interest-bearing)	36	—	38	—
Total bank deposits	$34,092	0.06%	$32,495	0.07%

Total bank deposits in the preceding table exclude affiliate deposits of $302 million and $301 million at December 31, 2021 and September 30, 2021, respectively. As of December 31, 2021, these affiliate deposits included $229 million and $73 million held in deposit accounts at Raymond James Bank on behalf of RJF and Raymond James Trust Company of New Hampshire, respectively.

Savings and money market accounts in the preceding table consist primarily of deposits that are cash balances swept to Raymond James Bank from the client investment accounts maintained at Raymond James & Associates, Inc. (“RJ&A”). These balances are held in Federal Deposit Insurance Corporation (“FDIC”)-insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”). The aggregate amount of individual time deposit account balances that exceeded the FDIC insurance limit at December 31, 2021 was approximately $43 million.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the scheduled maturities of certificates of deposit.

	December 31, 2021		September 30, 2021
$ in millions	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
Three months or less	$28	$78	$22	$87
Over three through six months	20	30	21	76
Over six through twelve months	36	112	32	54
Over one through two years	95	171	93	170
Over two through three years	18	160	37	166
Over three through four years	6	18	6	99
Over four through five years	10	7	9	6
Total certificates of deposit	$213	$576	$220	$658

Interest expense on deposits, excluding interest expense related to affiliate deposits, is summarized in the following table.

	Three months ended December 31,
$ in millions	2021	2020
Savings, money market, and NOW accounts	$2	$1
Certificates of deposit	4	5
Total interest expense on deposits	$6	$6

NOTE 14 – INCOME TAXES

The income tax provision for interim periods is comprised of tax on ordinary income provided at the most recent estimated annual effective tax rate, adjusted for the tax effect of discrete items.  We estimate the annual effective tax rate quarterly based on the forecasted pre-tax results of our U.S. and non-U.S. operations. Items unrelated to current year ordinary income are recognized entirely in the period identified as a discrete item of tax.  These discrete items generally relate to changes in tax laws, adjustments to the actual liability determined upon filing tax returns, excess tax benefits related to share-based compensation and adjustments to previously recorded reserves for uncertain tax positions. For discussion of income tax accounting policies and other income tax related information, see Notes 2 and 18 of our 2021 Form 10-K.

Effective tax rate

Our effective income tax rate of 20.1% for the three months ended December 31, 2021 was lower than the 21.7% effective tax rate for fiscal 2021. The decrease in the effective income tax rate was primarily due to a large tax benefit recognized during the fiscal first quarter related to share-based compensation that vested during the period, partially offset by lower valuation gains associated with our company-owned life insurance policies which are not subject to tax.

Uncertain tax positions

Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is reasonably possible that our uncertain tax position liability balance may decrease within the next 12 months by up to $12 million as a result of the expiration of statutes of limitations and the completion of tax authorities’ examinations.

NOTE 15 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Underwriting commitments

In the normal course of business, we enter into commitments for debt and equity underwritings. As of December 31, 2021, we had no open underwriting commitments.

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

$ in millions	December 31, 2021	September 30, 2021
Open-end consumer lines of credit (primarily SBL)	$18,980	$17,515
Commercial lines of credit	$1,919	$2,075
Unfunded lending commitments	$513	$548
Standby letters of credit	$23	$22

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

Because many of Raymond James Bank’s lending commitments expire without being funded in whole or in part, the contractual amounts are not estimates of our actual future credit exposure or future liquidity requirements. The allowance for credit losses calculated under CECL provides for potential losses related to the unfunded lending commitments. See Note 2 of our 2021 Form 10-K and Note 8 of this Form 10-Q for further discussion of this allowance for credit losses related to unfunded lending commitments.

RJ&A enters into margin lending arrangements which allow customers to borrow against the value of qualifying securities. Margin loans are collateralized by the securities held in the customer’s account at RJ&A. Collateral levels and established credit terms are monitored daily and we require customers to deposit additional collateral or reduce balances as necessary.

We offer loans to prospective financial advisors for recruiting and retention purposes (see Note 2 of our 2021 Form 10-K and Note 9 of this Form 10-Q for further discussion of our loans to financial advisors). These offers are contingent upon certain events occurring, including the individuals joining us and meeting certain other conditions outlined in their offer.

Investment commitments

We had unfunded commitments to various investments, including private equity investments and certain Raymond James Bank investments, of $25 million as of December 31, 2021.

Other commitments

Raymond James Affordable Housing Investments, Inc. (“RJAHI”), formerly known as Raymond James Tax Credit Funds, Inc., sells investments in project partnerships to various LIHTC funds, which have third-party investors, and for which RJAHI serves as the managing member or general partner. RJAHI typically sells investments in project partnerships to LIHTC funds within 90 days of their acquisition. Until such investments are sold to LIHTC funds, RJAHI is responsible for funding investment commitments to such partnerships. As of December 31, 2021, RJAHI had committed approximately $97 million to project partnerships that had not yet been sold to LIHTC funds. Because we expect to sell these project partnerships to LIHTC funds and the equity funding events arise over future periods, the contractual commitments are not expected to materially impact our future liquidity requirements. RJAHI may also make short-term loans or advances to project partnerships and LIHTC funds.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As a part of our fixed income public finance operations, we enter into forward commitments to purchase agency MBS. At December 31, 2021, we had $140 million of principal amount of outstanding forward MBS purchase commitments, which were expected to be purchased within 90 days following commitment.  In order to hedge the market interest rate risk to which we would otherwise be exposed between the date of the commitment and the date of sale of the MBS, we enter into TBAs with investors for generic MBS at specific rates and prices to be delivered on settlement dates in the future. We may be subject to loss if the timing of, or the actual amount of, the MBS differs significantly from the term and notional amount of the TBAs to which we entered.  These TBAs and related purchase commitments are accounted for at fair value. As of December 31, 2021, the fair value of the TBAs and the estimated fair value of the purchase commitments were insignificant.

For information regarding our acquisition commitments associated with our recent purchase of Charles Stanley and intended acquisition of TriState Capital, see Note 3 of this Form 10-Q. For information regarding our lease commitments, see Note 12 of this Form 10-Q and for information on the maturities of our lease liabilities, see Note 14 of our 2021 Form 10-K.

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

There are certain matters for which we are unable to estimate the upper end of the range of reasonably possible loss. With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss as of December 31, 2021, we estimated the upper end of the range of reasonably possible aggregate loss to be approximately $90 million in excess of the aggregate accruals for such matters.  Refer to Note 2 of our 2021 Form 10-K for a discussion of our criteria for recognizing liabilities for contingencies.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

All of the components of other comprehensive income/(loss) (“OCI”), net of tax, were attributable to RJF. The following table presents the net change in AOCI as well as the changes, and the related tax effects, of each component of AOCI.

$ in millions	Net investment hedges	Currency translations	Subtotal: net investment hedges and currency translations	Available- for-sale securities	Cash flow hedges	Total
Three months ended December 31, 2021
AOCI as of beginning of period	$81	$(90)	$(9)	$(5)	$(27)	$(41)
OCI:
OCI before reclassifications and taxes	(2)	1	(1)	(72)	8	(65)
Amounts reclassified from AOCI, before tax	—	—	—	—	4	4
Pre-tax net OCI	(2)	1	(1)	(72)	12	(61)
Income tax effect	1	—	1	17	(3)	15
OCI for the period, net of tax	(1)	1	—	(55)	9	(46)
AOCI as of end of period	$80	$(89)	$(9)	$(60)	$(18)	$(87)

Three months ended December 31, 2020
AOCI as of beginning of period	$115	$(140)	$(25)	$89	$(53)	$11
OCI:
OCI before reclassifications and taxes	(38)	45	7	(18)	3	(8)
Amounts reclassified from AOCI, before tax	—	2	2	(5)	4	1
Pre-tax net OCI	(38)	47	9	(23)	7	(7)
Income tax effect	9	—	9	6	(2)	13
OCI for the period, net of tax	(29)	47	18	(17)	5	6
AOCI as of end of period	$86	$(93)	$(7)	$72	$(48)	$17

Reclassifications from AOCI to net income, excluding taxes, for the three months ended December 31, 2021 were recorded in “Interest expense” on the Condensed Consolidated Statements of Income and Comprehensive Income. Reclassifications from AOCI to net income, excluding taxes, for the three months ended December 31, 2020 were primarily recorded in “Other” revenue and “Interest expense” on the Condensed Consolidated Statements of Income and Comprehensive Income.

Our net investment hedges and cash flow hedges relate to our derivatives associated with Raymond James Bank’s business operations. For further information about our significant accounting policies related to derivatives, see Note 2 of our 2021 Form 10-K. In addition, see Note 6 of this Form 10-Q for additional information on these derivatives.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 17 – REVENUES

The following tables present our sources of revenues by segment. For further information about our significant accounting policies related to revenue recognition, see Note 2 of our 2021 Form 10-K. See Note 22 of this Form 10-Q for additional information on our segment results.

	Three months ended December 31, 2021
$ in millions	Private Client Group	Capital Markets	Asset Management	Raymond James Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,162	$1	$227	$—	$(8)	$1,382
Brokerage revenues:
Securities commissions:
Mutual and other fund products	171	2	2	—	—	175
Insurance and annuity products	111	—	—	—	—	111
Equities, exchange-traded funds (“ETFs”) and fixed income products	104	35	—	—	—	139
Subtotal securities commissions	386	37	2	—	—	425
Principal transactions (1)	11	122	—	—	—	133
Total brokerage revenues	397	159	2	—	—	558
Account and service fees:
Mutual fund and annuity service fees	114	—	—	—	(1)	113
RJBDP fees	67	—	—	—	(50)	17
Client account and other fees	49	2	6	—	(10)	47
Total account and service fees	230	2	6	—	(61)	177
Investment banking:
Merger & acquisition and advisory	—	271	—	—	—	271
Equity underwriting	13	97	—	—	—	110
Debt underwriting	—	44	—	—	—	44
Total investment banking	13	412	—	—	—	425
Other:
Tax credit fund revenues	—	35	—	—	—	35
All other (1)	7	2	1	6	—	16
Total other	7	37	1	6	—	51
Total non-interest revenues	1,809	611	236	6	(69)	2,593
Interest income (1)	33	5	—	187	—	225
Total revenues	1,842	616	236	193	(69)	2,818
Interest expense	(3)	(2)	—	(10)	(22)	(37)
Net revenues	$1,839	$614	$236	$183	$(91)	$2,781

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
Account and service fees:
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

At December 31, 2021 and September 30, 2021, net receivables related to contracts with customers were $343 million and $416 million, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 18 – INTEREST INCOME AND INTEREST EXPENSE

The following table details the components of interest income and interest expense.

	Three months ended December 31,
$ in millions	2021	2020
Interest income:
Cash and cash equivalents	$3	$4
Assets segregated for regulatory purposes and restricted cash	4	3
Available-for-sale securities	22	23
Brokerage client receivables	21	18
Bank loans, net of unearned income and deferred expenses	164	145
All other	11	10
Total interest income	$225	$203
Interest expense:
Bank deposits	$6	$6
Brokerage client payables	1	1
Other borrowings	5	5
Senior notes payable	23	24
All other	2	2
Total interest expense	37	38
Net interest income	188	165
Bank loan (provision)/benefit for credit losses	11	(14)
Net interest income after bank loan (provision)/benefit for credit losses	$199	$151

Interest expense related to bank deposits in the preceding table excludes interest expense associated with affiliate deposits, which has been eliminated in consolidation.

NOTE 19 – SHARE-BASED COMPENSATION

We have one share-based compensation plan, The Amended and Restated 2012 Stock Incentive Plan (“the Plan”), for our employees, Board of Directors and independent contractor financial advisors. Generally, we reissue our treasury shares under the Plan; however, we are also permitted to issue new shares. Annual share-based compensation awards are primarily issued during our fiscal first quarter of each year.  Our share-based compensation accounting policies are described in Note 2 of our 2021 Form 10-K.  Other information related to our share-based awards is presented in Note 23 of our 2021 Form 10-K.

During the three months ended December 31, 2021, we granted approximately 2.3 million RSUs with a weighted-average grant-date fair value of $96.99, compared with approximately 2.0 million RSUs granted during the three months ended December 31, 2020 with a weighted-average grant-date fair value of $60.85 (as adjusted for the September 21, 2021 three-for-two stock split). For the three months ended December 31, 2021, total compensation expense related to RSUs was $63 million, compared with $41 million for the three months ended December 31, 2020.

As of December 31, 2021, there were $336 million of total pre-tax compensation costs not yet recognized (net of estimated forfeitures) related to RSUs, including those granted during the three months ended December 31, 2021. These costs are expected to be recognized over a weighted-average period of 3.2 years.

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

Under these rules, minimum requirements are established for both the quantity and quality of capital held by banking organizations. RJF and Raymond James Bank are required to maintain minimum ratios of common equity tier 1 (“CET1”), tier 1 capital and total capital to risk-weighted assets, as well as minimum leverage ratios (defined as tier 1 capital divided by adjusted average assets). These capital ratios incorporate quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under the regulatory capital rules and are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. RJF and Raymond James Bank each calculate these ratios in order to assess compliance with both regulatory requirements and their internal capital policies. In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. As of December 31, 2021, both RJF’s and Raymond James Bank’s capital levels exceeded the capital conservation buffer requirement and were each categorized as “well-capitalized.”

For further discussion of regulatory capital requirements applicable to certain of our businesses and subsidiaries, see Note 24 of our 2021 Form 10-K.

To meet requirements for capital adequacy or to be categorized as “well-capitalized,” RJF must maintain minimum CET1, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJF as of December 31, 2021:
CET1	$7,842	25.9%	$1,365	4.5%	$1,972	6.5%
Tier 1 capital	$7,842	25.9%	$1,820	6.0%	$2,427	8.0%
Total capital	$8,197	27.0%	$2,427	8.0%	$3,034	10.0%
Tier 1 leverage	$7,842	12.1%	$2,593	4.0%	$3,242	5.0%

RJF as of September 30, 2021:
CET1	$7,428	25.0%	$1,337	4.5%	$1,932	6.5%
Tier 1 capital	$7,428	25.0%	$1,783	6.0%	$2,377	8.0%
Total capital	$7,780	26.2%	$2,377	8.0%	$2,972	10.0%
Tier 1 leverage	$7,428	12.6%	$2,363	4.0%	$2,954	5.0%

As of December 31, 2021, RJF’s regulatory capital increase compared to September 30, 2021 was driven by positive earnings, net of dividends paid during our fiscal first quarter. RJF’s Tier 1 and Total capital ratios increased compared to September 30, 2021, resulting from the increase in regulatory capital, partially offset by an increase in risk-weighted assets driven by increases in our loan portfolio and cash and cash equivalents. RJF’s Tier 1 leverage ratio at December 31, 2021 decreased compared to September 30, 2021 due to increased average assets, driven by higher assets segregated for regulatory purposes and cash and cash equivalents, primarily resulting from an increase in client cash in the Client Interest Program (“CIP”), as well as growth in available-for-sale securities and loans. The increase in average assets was partially offset by the increase in regulatory capital.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
To meet the requirements for capital adequacy or to be categorized as “well-capitalized,” Raymond James Bank must maintain CET1, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
Raymond James Bank as of December 31, 2021:
CET1	$2,675	13.3%	$905	4.5%	$1,307	6.5%
Tier 1 capital	$2,675	13.3%	$1,206	6.0%	$1,608	8.0%
Total capital	$2,927	14.6%	$1,608	8.0%	$2,010	10.0%
Tier 1 leverage	$2,675	7.2%	$1,477	4.0%	$1,846	5.0%

Raymond James Bank as of September 30, 2021:
CET1	$2,626	13.4%	$883	4.5%	$1,275	6.5%
Tier 1 capital	$2,626	13.4%	$1,177	6.0%	$1,569	8.0%
Total capital	$2,873	14.6%	$1,569	8.0%	$1,962	10.0%
Tier 1 leverage	$2,626	7.4%	$1,411	4.0%	$1,763	5.0%

As of December 31, 2021, Raymond James Bank’s Tier 1 capital and Total capital ratios decreased compared to September 30, 2021, due to higher risk-weighted assets, primarily due to increased loans and available-for-sale securities, which were funded by increased client cash balances in the RJBDP swept to Raymond James Bank. The increase in risk-weighted assets was partially offset by higher regulatory capital. Raymond James Bank’s Tier 1 leverage ratio at December 31, 2021 decreased compared to September 30, 2021, due to increased average assets, driven by growth in loans, cash and available-for-sale securities.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. The following table presents the net capital position of RJ&A.

$ in millions	December 31, 2021	September 30, 2021
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	65.5%	72.1%
Net capital	$1,928	$2,035
Less: required net capital	(59)	(56)
Excess net capital	$1,869	$1,979

As of December 31, 2021, all of our other active regulated domestic and international subsidiaries were in compliance with and exceeded all applicable capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 21 – EARNINGS PER SHARE

During our fiscal fourth quarter of 2021 the Board of Directors approved a three-for-two stock split, effected in the form of a 50% stock dividend, paid on September 21, 2021. All share and per share information has been retroactively adjusted to reflect this stock split.

The following table presents the computation of basic and diluted earnings per common share.

	Three months ended December 31,
in millions, except per share amounts	2021	2020
Income for basic earnings per common share:
Net income	$446	$312
Less allocation of earnings and dividends to participating securities	(1)	(1)
Net income attributable to RJF common shareholders	$445	$311
Income for diluted earnings per common share:
Net income	$446	$312
Less allocation of earnings and dividends to participating securities	(1)	(1)
Net income attributable to RJF common shareholders	$445	$311
Common shares:
Average common shares in basic computation	206.3	205.2
Dilutive effect of outstanding stock options and certain RSUs	6.1	4.4
Average common and common equivalent shares used in diluted computation	212.4	209.6
Earnings per common share:
Basic	$2.16	$1.52
Diluted	$2.10	$1.48
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	—	2.1

The allocation of earnings and dividends to participating securities in the preceding table represents dividends paid during the period to participating securities, consisting of certain RSUs, plus an allocation of undistributed earnings to such participating securities. Participating securities and related dividends paid on these participating securities were insignificant for each of the three months ended December 31, 2021 and 2020.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are detailed in the following table for each respective period.

	Three months ended December 31,
	2021	2020
Dividends per common share - declared	$0.34	$0.26
Dividends per common share - paid	$0.26	$0.25

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 22 – SEGMENT INFORMATION

We currently operate through the following five segments: PCG; Capital Markets; Asset Management; Raymond James Bank; and Other.

The segments are determined based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources. For a further discussion of our segments, see Note 26 of our 2021 Form 10-K.

The following table presents information concerning operations in these segments.

	Three months ended December 31,
$ in millions	2021	2020
Net revenues:
Private Client Group	$1,839	$1,467
Capital Markets	614	452
Asset Management	236	195
Raymond James Bank	183	167
Other	(15)	4
Intersegment eliminations	(76)	(63)
Total net revenues	$2,781	$2,222
Pre-tax income/(loss):
Private Client Group	$195	$140
Capital Markets	201	129
Asset Management	107	83
Raymond James Bank	102	71
Other	(47)	(24)
Total pre-tax income	$558	$399

No individual client accounted for more than ten percent of revenues in any of the periods presented.

The following table presents our net interest income on a segment basis.

	Three months ended December 31,
$ in millions	2021	2020
Net interest income/(expense):
Private Client Group	$30	$28
Capital Markets	3	1
Raymond James Bank	177	157
Other	(22)	(21)
Net interest income	$188	$165

The following table presents our total assets on a segment basis.

$ in millions	December 31, 2021	September 30, 2021
Total assets:
Private Client Group	$25,431	$20,270
Capital Markets	2,027	2,457
Asset Management	482	476
Raymond James Bank	37,789	36,154
Other	2,732	2,534
Total	$68,461	$61,891

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents goodwill, which was included in our total assets, on a segment basis.

$ in millions	December 31, 2021	September 30, 2021
Goodwill:
Private Client Group	$417	$417
Capital Markets	174	174
Asset Management	69	69
Total	$660	$660

We have operations in the U.S., Canada and Europe. Substantially all long-lived assets are located in the U.S.  The following table presents our net revenues and pre-tax income classified by major geographic area in which they were earned.

	Three months ended December 31,
$ in millions	2021	2020
Net revenues:
U.S.	$2,589	$2,079
Canada	137	105
Europe	55	38
Total	$2,781	$2,222
Pre-tax income:
U.S.	$531	$396
Canada	17	1
Europe	10	2
Total	$558	$399

The following table presents our total assets by major geographic area in which they were held.

$ in millions	December 31, 2021	September 30, 2021
Total assets:
U.S.	$64,589	$57,952
Canada	3,670	3,724
Europe	202	215
Total	$68,461	$61,891

The following table presents goodwill, which was included in our total assets, classified by major geographic area in which it was held.

$ in millions	December 31, 2021	September 30, 2021
Goodwill:
U.S.	$619	$619
Canada	25	25
Europe	16	16
Total	$660	$660

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

FACTORS AFFECTING “FORWARD-LOOKING STATEMENTS”

Certain statements made in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning future strategic objectives, business prospects, anticipated savings, financial results (including expenses, earnings, liquidity, cash flow and capital expenditures), anticipated timing and benefits of our acquisitions (including our acquisition of Charles Stanley completed on January 21, 2022, as well as our proposed acquisition of TriState Capital), and our level of success in integrating acquired businesses, anticipated results of litigation, regulatory developments, impacts of the COVID-19 pandemic, effects of accounting pronouncements, and general economic conditions.  In addition, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” as well as any other statement that necessarily depends on future events, is intended to identify forward-looking statements. Forward-looking statements are not guarantees, and they involve risks, uncertainties and assumptions. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from those expressed in the forward-looking statements.  We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in our filings with the SEC from time to time, including our most recent Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, which are available at www.raymondjames.com and the SEC’s website at www.sec.gov. We expressly disclaim any obligation to update any forward-looking statement in the event it later turns out to be inaccurate, whether as a result of new information, future events or otherwise.

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

EXECUTIVE OVERVIEW

Three months ended December 31, 2021 compared with the three months ended December 31, 2020

For our fiscal first quarter of 2022, we generated net revenues of $2.78 billion, an increase of 25% compared with the prior-year quarter, and pre-tax income of $558 million, an increase of 40%. Our net income of $446 million was 43% higher than the prior-year quarter and our earnings per diluted share were $2.10, reflecting a 42% increase. Our annualized return on equity (“ROE”) was 21.2%, compared with 17.2% for the prior-year quarter, and annualized return on tangible common equity (“ROTCE”) was 23.4%(1), compared with 19.0%(1) for the prior-year quarter.

The significant increase in net revenues compared with the prior-year quarter was primarily driven by higher asset management and related administrative fees, primarily attributable to higher PCG client assets in fee-based accounts, and strong investment banking revenues, which also increased compared with the prior-year quarter.

(1)    ROTCE is a non-GAAP financial measure. Please see the “Reconciliation of non-GAAP financial measures to GAAP financial measures” in this MD&A for a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure, and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Compensation, commissions and benefits expense increased $384 million, or 26%, primarily attributable to the growth in revenues and pre-tax income compared with the prior-year quarter. Our compensation ratio, or the ratio of compensation, commissions and benefits expense to net revenues, was 67.7%, compared with 67.5% for the prior-year quarter.

Non-compensation expenses increased $16 million, or 5%, primarily due to increases in communications and information processing and business development expenses, as well as higher investment sub-advisory fees. Partially offsetting these increases was a $25 million decrease in the bank loan provision for credit losses, which was a benefit of $11 million in the current quarter compared with a provision of $14 million in the prior-year quarter.

Our effective income tax rate was 20.1% for our fiscal first quarter of 2022, a decrease from 21.8% for the prior-year quarter. The decrease in the effective tax rate from the prior-year quarter was primarily due to a larger tax benefit recognized during the current quarter related to share-based compensation that vested during the period, partially offset by lower valuation gains on our corporate-owned life insurance portfolio compared with the prior-year quarter.

As of December 31, 2021, our total capital ratio of 27.0% and tier 1 leverage ratio of 12.1% were each more than double the regulatory requirement to be considered well-capitalized. We also continue to have substantial liquidity, with $1.4 billion(1) of cash at the parent company, which includes cash loaned to RJ&A. We expect to continue to be opportunistic in deploying our capital in fiscal 2022, through a combination of organic growth and acquisitions, as evidenced by our acquisition of Charles Stanley, which we completed on January 21, 2022, as well as our proposed acquisition of TriState Capital, which we expect to close later in fiscal 2022. In December 2021, our Board of Directors increased the quarterly dividend 31% to $0.34 per share and authorized share repurchases of up to $1 billion, which replaced the previous authorization. Due to regulatory restrictions following the announcement of our pending acquisition of TriState Capital, we do not expect to repurchase common shares until after closing; however, the increase in the authorization reflects our current intention to repurchase shares after closing. As of February 4, 2022, $1 billion remained available under the share repurchase authorization.

We remain well-positioned entering our fiscal second quarter, with $1.26 trillion of client assets under administration as of December 2021 as well as strong financial advisor recruiting activity and a robust investment banking pipeline. With clients’ domestic cash sweep balances of $73.5 billion as of December 2021, we believe we are also well-positioned for anticipated increases in short-term interest rates given the exposure to short-term interest rates for both our RJBDP balances with third-party banks and a significant portion of our assets at Raymond James Bank. However, we also expect to continue to face economic uncertainty, including that arising from inflation, supply chain complications, labor shortages, and uncertainty around U.S. economic policy. In addition, although the economy has continued to improve since the beginning of the COVID-19 pandemic, the pace of recovery in the future is uncertain due to concerns related to the pandemic, including the spread of variants. As a result, we may experience volatility in asset management fees, brokerage revenues and investment banking revenues. Although our results during the quarter were positively impacted by a benefit for credit losses related to our bank loan portfolio, net loan growth should result in additional provisions for bank loan losses in future periods and/or future market deterioration could result in increased provisions in future periods. In addition, although we have been focused on the management of expenses, we expect that expenses will continue to increase in fiscal 2022, as business and event-related travel continue to increase and as we continue to make investments in our people and technology to support our growth.

(1) For additional information, please see the “Liquidity and capital resources - Sources of liquidity” section in this MD&A.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES TO GAAP FINANCIAL MEASURES

We utilize certain non-GAAP financial measures, including ROTCE, as additional measures to aid in, and enhance, the understanding of our financial results and related measures. We believe that ROTCE is meaningful to investors as this measure facilitates comparison of our results to the results of other companies. Non-GAAP financial measures should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP. In addition, our non-GAAP financial measures may not be comparable to similarly titled non-GAAP financial measures of other companies. The following tables provide a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures for the periods indicated.

	Three months ended December 31,
$ in millions	2021	2020
Average equity	$8,423	$7,239
Less:
Average goodwill and identifiable intangible assets, net	878	717
Average deferred tax liabilities, net	(64)	(45)
Average tangible common equity	$7,609	$6,567

Return on equity	21.2%	17.2%
Return on tangible common equity	23.4%	19.0%

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

SEGMENTS

We currently operate through the following five segments: PCG; Capital Markets; Asset Management; Raymond James Bank; and Other.

The following table presents our consolidated and segment net revenues and pre-tax income/(loss) for the periods indicated.

	Three months ended December 31,
$ in millions	2021	2020	% change
Total company
Net revenues	$2,781	$2,222	25%
Pre-tax income	$558	$399	40%

Private Client Group
Net revenues	$1,839	$1,467	25%
Pre-tax income	$195	$140	39%

Capital Markets
Net revenues	$614	$452	36%
Pre-tax income	$201	$129	56%

Asset Management
Net revenues	$236	$195	21%
Pre-tax income	$107	$83	29%

Raymond James Bank
Net revenues	$183	$167	10%
Pre-tax income	$102	$71	44%

Other
Net revenues	$(15)	$4	NM
Pre-tax loss	$(47)	$(24)	(96)%

Intersegment eliminations
Net revenues	$(76)	$(63)	(21)%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

NET INTEREST ANALYSIS

In response to macroeconomic concerns resulting from the COVID-19 pandemic, the Federal Reserve decreased its benchmark short-term interest rate in March 2020 to a range of 0-0.25%. These near-zero short-term interest rates have negatively impacted our net interest income, as well as the fee income we earn from third-party banks on client cash balances swept to such banks as part of the RJBDP (included in account and service fees) which are also sensitive to changes in interest rates. The Federal Reserve has recently indicated that it intends to increase its short-term interest rates some time during our fiscal 2022 in response to inflationary pressures and given the improving economic and employment conditions since the beginning of the COVID-19 pandemic.

Given the relationship between our interest-sensitive assets and liabilities (primarily held in our PCG, Raymond James Bank and Other segments) and the nature of fees we earn from third-party banks on the RJBDP, increases in short-term interest rates generally result in an increase in our net earnings, although the magnitude of the impact to our net interest margin depends on the yields on interest-earning assets relative to the cost of interest-bearing liabilities, including deposit rates paid to clients on their cash balances. As a result, we believe we are well-positioned for our net interest earnings to be favorably impacted by any increase in short-term rates that may arise. Conversely, any decreases in short-term interest rates and/or increases in the deposit rates paid to clients would generally have a negative impact on our earnings.

Based on our high concentration of floating-rate assets that are funded from clients’ domestic cash sweep balances, we estimate (based on static balances as of December 31, 2021) that an instantaneous 100 basis point increase in short-term interest rates would result in incremental pre-tax income of approximately $570 million annually, with approximately 65% reflected as net interest income and 35% reflected as account and service fees. The realization of such amounts is dependent upon a number of key assumptions and actual results may differ materially from our estimates.

Refer to the discussion of our net interest income within the “Management’s Discussion and Analysis - Results of Operations” of our PCG, Raymond James Bank, and Other segments, where applicable. Also refer to “Management’s Discussion and Analysis - Results of Operations - Private Client Group - Clients’ domestic cash sweep balances” for further information on the RJBDP.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following table presents our consolidated average interest-earning asset and interest-bearing liability balances, interest income and expense and the related yields and rates.

Three months ended December 31, 2021 compared with the three months ended December 31, 2020

	Three months ended December 31,
	2021			2020
$ in millions	Average daily balance	Interest	Annualized average rate	Average daily balance	Interest	Annualized average rate
Interest-earning assets:
Cash and cash equivalents	$6,076	$3	0.18%	$5,712	$4	0.25%
Assets segregated for regulatory purposes and restricted cash	13,011	4	0.12%	5,816	3	0.21%
Available-for-sale securities	8,511	22	1.02%	7,478	23	1.21%
Brokerage client receivables	2,484	21	3.35%	2,082	18	3.48%
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	8,581	55	2.49%	7,535	51	2.63%
CRE loans	2,941	20	2.67%	2,582	17	2.59%
REIT loans	1,133	7	2.56%	1,235	8	2.43%
Tax-exempt loans	1,297	8	3.19%	1,237	8	3.35%
Residential mortgage loans	5,451	37	2.68%	5,001	35	2.77%
SBL and other	6,289	35	2.20%	4,286	25	2.29%
Loans held for sale	239	2	2.94%	141	1	2.94%
Total bank loans, net	25,931	164	2.52%	22,017	145	2.62%
All other interest-earning assets	2,376	11	1.91%	2,288	10	2.00%
Total interest-earning assets	$58,389	$225	1.53%	$45,393	$203	1.78%
Interest-bearing liabilities:
Bank deposits:
Savings, money market and NOW accounts	$31,894	$2	0.02%	$26,637	$1	0.02%
Certificates of deposit	843	4	1.87%	952	5	1.93%
Total bank deposits	32,737	6	0.07%	27,589	6	0.09%
Brokerage client payables	14,300	1	0.03%	7,324	1	0.06%
Other borrowings	857	5	2.20%	866	5	2.19%
Senior notes payable	2,037	23	4.44%	2,045	24	4.70%
All other interest-bearing liabilities	650	2	1.16%	574	2	1.14%
Total interest-bearing liabilities	$50,581	$37	0.28%	$38,398	$38	0.39%
Net interest income		$188			$165
Firmwide net interest margin (net yield on interest-earning assets)			1.29%			1.45%
Raymond James Bank net interest margin			1.92%			2.02%

Nonaccrual loans are included in the average loan balances in the preceding table. Any payments received for corporate nonaccrual loans are applied entirely to principal. Interest income on residential mortgage nonaccrual loans is recognized on a cash basis.

The yield on tax-exempt loans in the preceding table is presented on a taxable-equivalent basis utilizing the applicable federal statutory rates for each of the three months ended December 31, 2021 and 2020.

Net interest income increased $23 million, or 14%, compared with the prior-year quarter, as significant growth in average interest-earning assets outweighed the year-over-year decrease in net interest margin.

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

	Three months ended December 31,
	2021 compared to 2021
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest income:
Interest-earning assets:
Cash and cash equivalents	$—	$(1)	$(1)
Assets segregated for regulatory purposes and restricted cash	4	(3)	1
Available-for-sale securities	3	(4)	(1)
Brokerage client receivables	4	(1)	3
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	7	(3)	4
CRE loans	2	1	3
REIT loans	(1)	—	(1)
Tax-exempt loans	—	—	—
Residential mortgage loans	3	(1)	2
SBL and other	12	(2)	10
Loans held for sale	1	—	1
Total bank loans, net	24	(5)	19
All other interest-earning assets	2	(1)	1
Total interest-earning assets	$37	$(15)	$22
Interest expense:
Interest-bearing liabilities:
Bank deposits:
Savings, money market and NOW accounts	$1	$—	$1
Certificates of deposit	(1)	—	(1)
Total bank deposits	—	—	—
Brokerage client payables	1	(1)	—
Other borrowings	—	—	—
Senior notes payable	—	(1)	(1)
All other interest-bearing liabilities	—	—	—
Total interest-bearing liabilities	$1	$(2)	$(1)
Change in net interest income	$36	$(13)	$23

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

RESULTS OF OPERATIONS – PRIVATE CLIENT GROUP

For an overview of our PCG segment operations, as well as a description of the key factors impacting our PCG results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2021	2020	% change
Revenues:
Asset management and related administrative fees	$1,162	$885	31%
Brokerage revenues:
Mutual and other fund products	171	148	16%
Insurance and annuity products	111	98	13%
Equities, ETFs and fixed income products	115	107	7%
Total brokerage revenues	397	353	12%
Account and service fees:
Mutual fund and annuity service fees	114	94	21%
RJBDP fees:
Third-party banks	17	21	(19)%
Raymond James Bank	50	43	16%
Client account and other fees	49	32	53%
Total account and service fees	230	190	21%
Investment banking	13	6	117%
Interest income	33	30	10%
All other	7	5	40%
Total revenues	1,842	1,469	25%
Interest expense	(3)	(2)	50%
Net revenues	1,839	1,467	25%
Non-interest expenses:
Financial advisor compensation and benefits	1,187	931	27%
Administrative compensation and benefits	283	249	14%
Total compensation, commissions and benefits	1,470	1,180	25%
Non-compensation expenses:
Communications and information processing	71	62	15%
Occupancy and equipment	46	43	7%
Business development	27	16	69%
Professional fees	9	13	(31)%
All other	21	13	62%
Total non-compensation expenses	174	147	18%
Total non-interest expenses	1,644	1,327	24%
Pre-tax income	$195	$140	39%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Selected key metrics

PCG client asset balances

	As of
$ in billions	December 31, 2021	September 30, 2021	December 31, 2020	September 30, 2020
Assets under administration (“AUA”)	$1,199.8	$1,115.4	$974.2	$883.3
Assets in fee-based accounts (1)	$677.8	$627.1	$532.7	$475.3
Percent of AUA in fee-based accounts	56.5%	56.2%	54.7%	53.8%

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

The vast majority of the revenues we earn from fee-based accounts is recorded in “Asset management and related administrative fees” on our Condensed Consolidated Statements of Income and Comprehensive Income. Fees received from such accounts are based on the value of client assets in fee-based accounts and vary based on the specific account types in which the client invests and the level of assets in the client relationship. As fees for substantially all of such accounts are billed based on balances as of the beginning of the quarter, revenues from fee-based accounts may not be immediately affected by changes in asset values, but rather the impacts are seen in the following quarter. Assets in fee-based accounts in this segment increased 8% as of December 31, 2021 compared with September 30, 2021, which we expect will have a favorable impact on our related revenues in our fiscal second quarter of 2022, even after the offsetting effect of fewer days in the second quarter compared to the first quarter.

PCG AUA increased during the three months ended December 31, 2021, primarily due to equity market appreciation as well as strong retention and recruiting of financial advisors. In addition, PCG assets in fee-based accounts continued to increase as a percentage of overall PCG AUA due to clients’ increased preference for fee-based alternatives versus transaction-based accounts. As a result of the continued increase in fee-based accounts as a percentage of total PCG AUA, a significant portion of our PCG revenues is more directly impacted by market movements.

Financial advisors

	December 31, 2021	September 30, 2021	December 31, 2020	September 30, 2020
Employees	3,447	3,461	3,387	3,404
Independent contractors	5,017	5,021	4,846	4,835
Total advisors	8,464	8,482	8,233	8,239

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The number of financial advisors as of December 31, 2021 decreased slightly compared to September 30, 2021 as new recruits and trainees that were moved into production roles were outpaced by the number of financial advisors who left the firm, including planned retirements, where assets are generally retained at the firm pursuant to advisor succession plans. Advisor departures due to retirements or advisors choosing to leave the business are typically elevated during the December quarter compared to other quarters. The number of financial advisors included in our financial advisor metric has been negatively impacted over the past several quarters by the transfer of advisors who were previously affiliated with the firm as independent contractors or employees to our Registered Investment Advisor & Custody Services (“RCS”) division. Advisors in RCS are not included in our financial advisor metric although their client assets, which were $101.6 billion as of December 31, 2021, are included in PCG AUA. The recruiting pipeline remains robust across our affiliation options despite a competitive recruiting environment.

Clients’ domestic cash sweep balances

	As of
$ in millions	December 31, 2021	September 30, 2021	December 31, 2020	September 30, 2020
RJBDP:
Raymond James Bank	$33,097	$31,410	$26,697	$25,599
Third-party banks	24,316	24,496	26,142	25,998
Subtotal RJBDP	57,413	55,906	52,839	51,597
CIP	16,065	10,762	8,769	3,999
Total clients’ domestic cash sweep balances	$73,478	$66,668	$61,608	$55,596

	Three months ended December 31,
	2021	2020
Average yield on RJBDP - third-party banks	0.28%	0.31%

A significant portion of our clients’ cash is included in the RJBDP, a multi-bank sweep program in which clients’ cash deposits in their accounts are swept into interest-bearing deposit accounts at Raymond James Bank and various third-party banks. We earn servicing fees for the administrative services we provide related to our clients’ deposits that are swept to such banks as part of the RJBDP. The amounts from third-party banks are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates and the interest paid to clients by the third-party banks on balances in the RJBDP. The “Average yield on RJBDP - third party banks” in the preceding table is computed by dividing annualized RJBDP fees from third-party banks, which are net of the interest expense paid to clients by the third-party banks, by the average daily RJBDP balance at third-party banks. The average yield on RJBDP - third-party banks decreased slightly from the prior-year quarter, reflecting the impact of near-zero short-term interest rates and limited demand for deposits at third-party banks. If demand from third-party banks does not improve from current levels and short-term interest rates do not increase, we could continue to experience downward pressure on this yield or, in the case of an increase in short-term interest rates, may not experience a commensurate increase in this yield. The PCG segment also earns RJBDP servicing fees from the Raymond James Bank segment, which are based on the number of accounts that are swept to Raymond James Bank. The fees from the Raymond James Bank segment are eliminated in consolidation.

PCG segment results can be impacted by changes in the allocation of client cash balances between RJBDP balances with Raymond James Bank, RJBDP balances with third-party banks, and CIP, as the PCG segment typically earns different amounts from each of the three client cash destinations, depending on multiple factors.

Client cash balances continued to increase as of December 31, 2021. The growing cash balances combined with reduced capacity at third-party banks that participate in the RJBDP, resulted in a significant increase in cash balances held in CIP, also resulting in a significant increase in our assets segregated for regulatory purposes balance presented on our Condensed Consolidated Statements of Financial Condition.

Three months ended December 31, 2021 compared with the three months ended December 31, 2020

Net revenues of $1.84 billion increased $372 million, or 25%, and pre-tax income of $195 million increased $55 million, or 39%.

Asset management and related administrative fees increased $277 million, or 31%, primarily due to higher assets in fee-based accounts at the beginning of the current-year quarter.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Brokerage revenues increased $44 million, or 12%, primarily due to higher trailing revenues from mutual and other fund products and annuity products, resulting from higher average asset values, as well as higher transactional revenues due to increased client activity.

Account and service fees increased $40 million, or 21%, primarily due to an increase in mutual fund service fees resulting from higher average mutual fund assets, as well as incremental client account and other fees resulting from our acquisition of NWPS Holdings, Inc. at the end of our fiscal first quarter of 2021.

Compensation-related expenses increased $290 million, or 25%, primarily due to higher revenues and continued improvement in financial performance, as well as an increase in compensation costs to support our growth.

Non-compensation expenses increased $27 million, or 18%, largely due to increases in travel and event-related expenses compared with the low levels incurred in the prior-year quarter, as well as higher communications and information processing expenses primarily due to ongoing enhancements of our technology platforms.

RESULTS OF OPERATIONS – CAPITAL MARKETS

For an overview of our Capital Markets segment operations, as well as a description of the key factors impacting our Capital Markets results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2021	2020	% change
Revenues:
Brokerage revenues:
Fixed income	$120	$131	(8)%
Equity	39	42	(7)%
Total brokerage revenues	159	173	(8)%
Investment banking:
Merger & acquisition and advisory	271	149	82%
Equity underwriting	97	60	62%
Debt underwriting	44	46	(4)%
Total investment banking	412	255	62%
Interest income	5	3	67%
Tax credit fund revenues	35	16	119%
All other	5	7	(29)%
Total revenues	616	454	36%
Interest expense	(2)	(2)	—%
Net revenues	614	452	36%
Non-interest expenses:
Compensation, commissions and benefits	331	252	31%
Non-compensation expenses:
Communications and information processing	22	19	16%
Occupancy and equipment	9	9	—%
Business development	8	9	(11)%
Professional fees	14	13	8%
Acquisition-related expenses	4	—	NM
All other	25	21	19%
Total non-compensation expenses	82	71	15%
Total non-interest expenses	413	323	28%
Pre-tax income	$201	$129	56%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Three months ended December 31, 2021 compared with the three months ended December 31, 2020

Net revenues of $614 million increased $162 million, or 36%, and pre-tax income of $201 million increased $72 million, or 56%.

Investment banking revenues increased $157 million, or 62%, due to a significant increase in merger & acquisition and advisory revenues and, to a lesser extent, equity underwriting revenues. The significant increase in merger & acquisition and advisory revenues reflected an increase in the number of transactions due to continued high levels of client activity, as well as an increase in the average fee per transaction. The increase in equity underwriting was primarily due to higher revenues from private placements. In addition to our strong results during the quarter, our investment banking pipeline remains strong going into our fiscal second quarter and, in part, reflect the investments we have made over the past several years, including our fiscal 2021 acquisitions of Financo and Cebile.

Brokerage revenues decreased $14 million, or 8%, primarily due to a decrease in fixed income brokerage revenues, which remained solid but were lower than the prior-year quarter as a result of a decline in client activity levels compared with a strong prior-year quarter. While inherently difficult to predict, we expect fixed income brokerage revenues to remain solid in our fiscal second quarter driven in large part by expected continued demand from depository clients.

Compensation-related expenses increased $79 million, or 31%, primarily due to the increase in revenues.

Non-compensation expenses increased $11 million, or 15%, and included $4 million of acquisition-related expenses, comprised of the amortization of intangible assets with short useful lives which arose from the Financo and Cebile acquisitions.

RESULTS OF OPERATIONS – ASSET MANAGEMENT

For an overview of our Asset Management segment operations as well as a description of the key factors impacting our Asset Management results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2021	2020	% change
Revenues:
Asset management and related administrative fees:
Managed programs	$151	$129	17%
Administration and other	76	59	29%
Total asset management and related administrative fees	227	188	21%
Account and service fees	6	4	50%
All other	3	3	—%
Net revenues	236	195	21%
Non-interest expenses:
Compensation, commissions and benefits	46	45	2%
Non-compensation expenses:
Communications and information processing	12	11	9%
Investment sub-advisory fees	37	28	32%
All other	34	28	21%
Total non-compensation expenses	83	67	24%
Total non-interest expenses	129	112	15%
Pre-tax income	$107	$83	29%

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

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

Financial assets under management

$ in billions	December 31, 2021	September 30, 2021	December 31, 2020	September 30, 2020
AMS (1)	$145.0	$134.4	$113.9	$102.2
Carillon Tower Advisers	68.9	67.8	64.9	59.5
Subtotal financial assets under management	213.9	202.2	178.8	161.7
Less: Assets managed for affiliated entities	(10.7)	(10.3)	(9.2)	(8.6)
Total financial assets under management	$203.2	$191.9	$169.6	$153.1

(1)Represents the portion of our PCG segment fee-based AUA (as disclosed in “Assets in fee-based accounts” in the “Selected key metrics - PCG client asset balances” section of our “Management’s Discussion and Analysis - Results of Operations - Private Client Group”) that is invested in managed programs overseen by the Asset Management segment.

Activity (including activity in assets managed for affiliated entities)

	Three months ended December 31,
$ in billions	2021	2020
Financial assets under management at beginning of period	$202.2	$161.7
Carillon Tower Advisers - net outflows	(0.4)	(0.3)
AMS - net inflows	3.5	1.7
Net market appreciation in asset values	8.6	15.7
Financial assets under management at end of period	$213.9	$178.8

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

$ in billions	December 31, 2021	Average fee rate
Equity	$30.3	0.52%
Fixed income	30.9	0.18%
Balanced	7.7	0.35%
Total financial assets under management	$68.9	0.35%

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

$ in billions	December 31, 2021	September 30, 2021	December 31, 2020	September 30, 2020
Total assets	$392.4	$365.3	$313.5	$280.6

The increase in assets as of December 31, 2021 compared to September 30, 2021 was primarily due to equity market appreciation and continued growth in the PCG segment. Administrative fees associated with these programs are predominantly based on balances at the beginning of the quarter.

RJ Trust

The following table includes assets held in asset-based programs in RJ Trust (including those managed for affiliated entities).

$ in billions	December 31, 2021	September 30, 2021	December 31, 2020	September 30, 2020
Total assets	$8.8	$8.1	$7.6	$7.1

Three months ended December 31, 2021 compared with the three months ended December 31, 2020

Net revenues of $236 million increased $41 million, or 21%, and pre-tax income of $107 million increased $24 million, or 29%.

Asset management and related administrative fees increased $39 million, or 21%, driven by higher AUM and higher assets in non-discretionary asset-based programs. The increase in AUM resulted from both equity market appreciation and net inflows at AMS, partially offset by net outflows at Carillon Tower Advisers, which continued to be negatively impacted by the industry shift from actively managed investment strategies to passive investment strategies. Beginning October 1, 2021, AMS has received a lower portion of the client fee on certain managed fee-based products offered to PCG clients through AMS. These changes resulted in a $9 million reduction in asset management and related administrative fees in the Asset Management segment and an approximately $7 million reduction in firmwide pre-tax income during the quarter.

Compensation expenses increased $1 million, or 2%, and included the impact of higher net revenues. Non-compensation expenses increased $16 million, or 24%, largely due to higher investment sub-advisory fees, which resulted from the increase in AUM in sub-advised programs, and an increase in platform fees.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

RESULTS OF OPERATIONS – RAYMOND JAMES BANK

For an overview of our Raymond James Bank segment operations, as well as a description of the key factors impacting our Raymond James Bank segment results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2021	2020	% change
Revenues:
Interest income	$187	$168	11%
Interest expense	(10)	(11)	(9)%
Net interest income	177	157	13%
All other	6	10	(40)%
Net revenues	183	167	10%
Non-interest expenses:
Compensation and benefits	13	12	8%
Non-compensation expenses:
Bank loan provision/(benefit) for credit losses	(11)	14	NM
RJBDP fees to PCG	50	43	16%
All other	29	27	7%
Total non-compensation expenses	68	84	(19)%
Total non-interest expenses	81	96	(16)%
Pre-tax income	$102	$71	44%

Three months ended December 31, 2021 compared with the three months ended December 31, 2020

Net revenues of $183 million increased $16 million, or 10%, and pre-tax income of $102 million increased $31 million, or 44%.

Net interest income increased $20 million, or 13%, due to higher average interest-earning assets. The increase in average interest-earning assets was primarily driven by significant growth in securities-based loans and residential mortgages to PCG clients, as well as increases in average corporate loans and available-for-sale securities. The net interest margin decreased to 1.92% from 2.02% for the prior-year quarter, primarily due to lower short-term interest rates, as well as higher balances of agency-backed available-for-sale securities, which on average have a lower yield than loans. Absent any changes in short-term interest rates during the period, we expect the net interest margin for our fiscal second quarter of 2022 to remain relatively flat to the fiscal first quarter; however we expect net interest income to be positively impacted by the growth in loans. Given that a significant portion of our interest-earning assets are sensitive to changes in market interest rates, our net interest earnings should be favorably impacted by any increase in short-term interest rates.

The bank loan benefit for credit losses was $11 million for the current quarter, compared with a provision for credit losses of $14 million for the prior-year quarter. The current quarter benefit was largely attributable to improvement in credit quality in the C&I bank loan portfolio and continued improvement in macroeconomic inputs to our CECL model, which positively impacted most loan portfolios, partially offset by provisions for credit losses related to loan growth.

RJBDP fees to PCG increased $7 million, or 16%, due to an increase in the number of accounts swept to Raymond James Bank as part of the RJBDP. These fees are eliminated in consolidation.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

RESULTS OF OPERATIONS – OTHER

This segment includes our private equity investments, interest income on certain corporate cash balances, certain acquisition-related expenses, and certain corporate overhead costs of RJF that are not allocated to other segments, including the interest costs on our public debt. For an overview of our Other segment operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2021	2020	% change
Revenues:
Interest income	$1	$3	(67)%
Gains on private equity investments	5	24	(79)%
All other	2	1	100%
Total revenues	8	28	(71)%
Interest expense	(23)	(24)	(4)%
Net revenues	(15)	4	NM
Non-interest expenses:
Compensation and all other	30	26	15%
Acquisition-related expenses	2	2	—%
Total non-interest expenses	32	28	14%
Pre-tax loss	$(47)	$(24)	(96)%

Three months ended December 31, 2021 compared with the three months ended December 31, 2020

The pre-tax loss of $47 million was $23 million larger than the loss in the prior-year quarter.

Net revenues decreased $19 million, primarily due to a decrease in private equity valuation gains compared with the prior-year quarter. The current quarter included $5 million of private equity valuation gains, of which $1 million was attributable to noncontrolling interests and was offset within other expenses. The prior-year quarter included $24 million of private equity valuation gains, of which $10 million were attributable to noncontrolling interests and were offset within other expenses.

Non-interest expenses increased $4 million, or 14%, primarily due to increases in compensation and benefit expenses, primarily resulting from the continued improvement in the financial performance of our businesses, partially offset by the aforementioned decrease in private equity gains attributable to noncontrolling interests. The $2 million of acquisition-related expenses in the current quarter primarily included professional fees associated with our acquisition of Charles Stanley and our announced acquisition of TriState Capital.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

CERTAIN STATISTICAL DISCLOSURES BY BANK HOLDING COMPANIES

We are required to provide certain statistical disclosures as a bank holding company under the SEC’s Industry Guide 3.  The following table provides certain of those disclosures.

	Three months ended December 31,
	2021	2020
Return on assets	2.7%	2.5%
Return on equity	21.2%	17.2%
Average equity to average assets	12.9%	14.3%
Dividend payout ratio	16.2%	17.5%

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

Total assets of $68.46 billion as of December 31, 2021 were $6.57 billion, or 11%, greater than our total assets as of September 30, 2021. The increase in assets was primarily due to a $4.14 billion increase in assets segregated for regulatory purposes and restricted cash, primarily due to a significant increase in client cash balances. Bank loans, net increased by $1.14 billion, primarily due to an increase in securities-based loans and residential mortgages to PCG clients, as well as an increase in corporate loans. In addition, cash and cash equivalents increased $1.02 billion and other investments increased $354 million, primarily due to the purchase of U.S. Treasuries to meet future broker-dealer customer reserve requirements.

As of December 31, 2021, our total liabilities of $59.81 billion were $6.22 billion, or 12%, greater than our total liabilities as of September 30, 2021. The increase in total liabilities was primarily related to the significant increase in client cash balances as of December 31, 2021, which resulted in a $5.21 billion increase in brokerage client payables, primarily due to an increase in client cash held in our CIP, and a $1.60 billion increase in bank deposits, resulting from a higher RJBDP balance held at Raymond James Bank. Partially offsetting these increases was a decrease in accrued compensation, commissions and benefits of $397 million, primarily due to the seasonal payment of annual bonuses and the funding of profit-sharing and employee stock ownership benefit plans which occurred during the three months ended December 31, 2021.

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

Cash flows

Cash and cash equivalents (excluding amounts segregated for regulatory purposes and restricted cash) increased $1.02 billion to $8.22 billion during the three months ended December 31, 2021, primarily due to a significant increase in client cash balances and positive net income during the quarter. During the three months ended December 31, 2021, we had a significant increase in client cash balances which increased our brokerage client payables and bank deposits. This cash was largely used to purchase U.S. Treasuries in our brokerage operations, which were segregated for regulatory purposes or held in anticipation of future broker-dealer customer reserve requirements as of December 31, 2021, and to increase our bank loan portfolio and available-for-sale securities as part of our banking operations. Due to the timing of the increase in client cash balances, on January 3, 2022, $685 million of the $1.02 billion increase in cash and cash equivalents was segregated for regulatory purposes in order to comply with broker-dealer customer reserve requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Sources of liquidity

Approximately $1.40 billion of our total December 31, 2021 cash and cash equivalents included cash held at the parent company, which included cash loaned to RJ&A. This parent cash balance does not include $385 million of cash set aside by the parent in a restricted account as of December 31, 2021 to be used to fund the acquisition of Charles Stanley. As of December 31, 2021, this restricted cash was included in “Assets segregated for regulatory purposes and restricted cash” on our Condensed Consolidated Statements of Financial Condition and is not included in the amounts presented in the following table. On January 21, 2022, we completed the acquisition of Charles Stanley, utilizing $372 million of this restricted cash to complete the acquisition. As of December 31, 2021, RJF had loaned $875 million to RJ&A (such amount is included in the RJ&A cash balance in the following table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

The following table presents our holdings of cash and cash equivalents.

$ in millions	December 31, 2021
RJF	$553
RJ&A	3,470
Raymond James Bank	2,646
Raymond James Ltd. (“RJ Ltd.”)	882
Raymond James Financial Services, Inc.	129
Carillon Tower Advisers	95
Other subsidiaries	441
Total cash and cash equivalents	$8,216

RJF maintained depository accounts at Raymond James Bank with a balance of $229 million as of December 31, 2021. The portion of this total that was available on demand without restrictions, which amounted to $152 million as of December 31, 2021, is reflected in the RJF cash balance and excluded from the Raymond James Bank cash balance in the preceding table.

On January 3, 2022, RJ&A segregated an additional $1.04 billion, comprised of $685 million of cash and $350 million of U.S. Treasuries, to meet its December 31, 2021 broker-dealer customer reserve requirement, resulting in a decrease in “Cash and cash equivalents” and “Other investments” on our statement of financial condition and an increase in “Assets segregated for regulatory purposes and restricted cash.”

A large portion of the RJ Ltd. cash and cash equivalents balance as of December 31, 2021 was held to meet regulatory requirements and was not available for use by the parent.

In addition to the cash balances described, we have various other potential sources of cash available to the parent from subsidiaries, as described in the following section.

Liquidity available from subsidiaries

Liquidity is principally available to RJF, the parent company, from RJ&A and Raymond James Bank.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934. As a member firm of the Financial Industry Regulatory Authority (“FINRA”), RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client balances. In addition, covenants in RJ&A’s committed financing facilities require its net capital to be a minimum of 10% of aggregate debit items. At December 31, 2021, RJ&A significantly exceeded the minimum regulatory requirements, the covenants in its financing arrangements pertaining to net capital, as well as its internally-targeted net capital tolerances and intends to use a portion of its excess net capital to remit dividends to RJF, in conformity with all required regulatory rules or approvals. FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements which may result in RJ&A limiting dividends it would otherwise remit to RJF. We evaluate regulatory requirements, loan covenants and certain internal tolerances when determining the amount of liquidity available to RJF from RJ&A.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

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

	December 31, 2021
$ in millions	RJ&A	RJF	Total	Total number of arrangements
Financing arrangement:
Committed secured	$100	$—	$100	1
Committed unsecured	200	300	500	1
Total committed financing arrangements	$300	$300	$600	2

Outstanding borrowing amount:
Committed secured	$—	$—	$—
Committed unsecured	—	—	—
Total outstanding borrowing amount	$—	$—	$—

Our committed unsecured financing arrangement in the preceding table represents our Credit Facility, which provides for maximum borrowings of up to $500 million, with a sublimit of $300 million for RJF. RJ&A may borrow up to $500 million under the Credit Facility, depending on the amount of outstanding borrowings by RJF. For additional details on our committed unsecured financing arrangement, see our discussion of the Credit Facility in Note 16 of the Notes to Consolidated Financial Statements of our 2021 Form 10-K.

Uncommitted financing arrangements

Our uncommitted financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit. Our arrangements with third-party lenders are generally utilized to finance a portion of our fixed income securities or for cash management purposes. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed and are generally collateralized by RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements (i.e., securities purchased under agreements to resell). As of December 31, 2021, we had outstanding borrowings under two uncommitted secured borrowing arrangements out of a total of 11 uncommitted financing arrangements (seven uncommitted secured and four uncommitted unsecured). However, lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following table presents our borrowings on uncommitted financing arrangements, all of which were in the form of repurchase agreements in RJ&A and were included in “Collateralized financings” on our Condensed Consolidated Statements of Financial Condition.

$ in millions	December 31, 2021
Outstanding borrowing amount:
Uncommitted secured	$203
Uncommitted unsecured	—
Total outstanding borrowing amount	$203

The average daily balance outstanding during the five most recent quarters, the maximum month-end balance outstanding during the quarter and the period-end balances for repurchase agreements and reverse repurchase agreements are detailed in the following table.

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in millions)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
December 31, 2021	$247	$258	$203	$306	$305	$204
September 30, 2021	$220	$234	$205	$269	$286	$279
June 30, 2021	$194	$185	$185	$283	$339	$289
March 31, 2021	$226	$260	$222	$242	$280	$224
December 31, 2020	$211	$236	$233	$204	$259	$162

Other borrowings and collateralized financings

We had $850 million in FHLB borrowings outstanding at December 31, 2021, comprised of floating-rate advances which mature in December 2023. The interest rates on the floating-rate advances reset quarterly and transitioned to a Secured Overnight Financing Rate (“SOFR”)-based rate in December 2021. We use interest rate swaps to manage the risk of increases in interest rates associated with these floating-rate advances by converting the balances subject to variable interest rates to a fixed interest rate. These FHLB borrowings were secured by a blanket lien on Raymond James Bank’s residential mortgage loan portfolio. Raymond James Bank had an additional $3.33 billion in immediate credit available from the FHLB as of December 31, 2021 and, with the pledge of additional eligible collateral to the FHLB, total available credit of 30% of total assets. See Note 16 of the Notes to Consolidated Financial Statements of our 2021 Form 10-K for additional information regarding these borrowings.

Raymond James Bank is eligible to participate in the Federal Reserve’s discount window program; however, we do not view borrowings from the Federal Reserve as a primary source of funding.  The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Federal Reserve, and is secured by pledged C&I loans.

We act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one broker-dealer and then lend them to another.  Where permitted, we have also loaned, to broker-dealers and other financial institutions, securities owned by clients or the firm.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balance of $65 million as of December 31, 2021 related to the securities loaned included in “Collateralized financings” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q. See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more information on our collateralized agreements and financings.

Senior notes payable

At December 31, 2021, we had aggregate outstanding senior notes payable of $2.04 billion, which, exclusive of any unaccreted premiums or discounts and debt issuance costs, was comprised of $500 million par 4.65% senior notes due 2030, $800 million par 4.95% senior notes due 2046, and $750 million par 3.75% senior notes due 2051. See Note 17 of the Notes to the Consolidated Financial Statements of our 2021 Form 10-K for additional information.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Credit ratings

Our issuer and senior long-term debt ratings as of the most current report are detailed in the following table.

Rating Agency	Rating	Outlook
Fitch Ratings, Inc.	A-	Stable
Moody’s Investors Services(1)	Baa1	Review for Upgrade
Standard & Poor’s Ratings Services	BBB+	Stable

(1)    In November 2021, Moody’s Investor Services placed our senior debt and issuer rating on review for upgrade.

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

Other sources and uses of liquidity

We have company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Certain of our non-qualified deferred compensation plans and other employee benefit plans are employee-directed while others are company-directed. Of the company-owned life insurance policies which fund these plans, certain policies could be used as a source of liquidity for the firm. Those policies against which we could readily borrow had a cash surrender value of $896 million as of December 31, 2021, comprised of $553 million related to employee-directed plans and $343 million related to company-directed plans, and we were able to borrow up to 90%, or $807 million, of the December 31, 2021 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to the employee-directed plans. There were no borrowings outstanding against any of these policies as of December 31, 2021.

On May 12, 2021, we filed a “universal” shelf registration statement with the SEC pursuant to which we can issue debt, equity and other capital instruments if and when necessary or perceived by us to be opportune. Subject to certain conditions, this registration statement will be effective through May 12, 2024.

On January 21, 2022, we completed our acquisition of all of the outstanding share capital of U.K.-based Charles Stanley at a price of £5.15 per share, or approximately £274 million ($372 million as of January 21, 2022). As of December 31, 2021, we had segregated $385 million in cash to fund the acquisition on the closing date, which was included in “Assets segregated for regulatory purposes and restricted cash” on our Condensed Consolidated Statements of Financial Condition. See Note 3 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

On October 20, 2021, we announced we had entered into a definitive agreement to acquire TriState Capital in a combination cash and stock transaction, valued at approximately $1.1 billion. Under the terms of the agreement, TriState Capital common stockholders will receive $6.00 cash and 0.25 RJF shares for each share of TriState Capital common stock, which represents per share consideration of $31.09 based on the closing price of RJF common stock on October 19, 2021. We have entered into an agreement with the sole holder of the TriState Capital Series C Convertible Preferred Stock pursuant to which the Series C Convertible Preferred Stock will be converted to common shares at the prescribed exchange ratio and cashed out at $30 per share. The TriState Capital Series A Preferred Stock and Series B Preferred Stock will remain outstanding and will be

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

converted into equivalent preferred stock of RJF. The transaction, which is subject to customary closing conditions, including regulatory approvals and approval by TriState Capital shareholders, is expected to close later in fiscal 2022. We currently have the ability to utilize our cash on hand to fund the cash component of the acquisition. See Note 3 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

As part of our ongoing operations, we also enter into contractual arrangements that may require future cash payments, including certificates of deposit, lease obligations and other contractual arrangements, such as for software and various services. See Notes 12 and 13 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding our lease obligations and certificates of deposit, respectively. We have entered into investment commitments, lending commitments and other commitments to extend credit for which we are unable to reasonably predict the timing of future payments. See Note 15 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information.

REGULATORY

Refer to the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in “Item 1 - Business - Regulation” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory” of our 2021 Form 10-K.

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of December 31, 2021, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF and Raymond James Bank were categorized as “well-capitalized” as of December 31, 2021. The maintenance of certain risk-based and other regulatory capital levels could influence various capital allocation decisions impacting one or more of our businesses.  However, due to the current capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities. See Note 20 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information on regulatory capital requirements.

Alternative reference rate transition

Central banks and regulators in the U.S. and other jurisdictions are working to implement the transition to suitable replacements for the London Interbank Offered Rate (“LIBOR”). In December 2021, our FHLB borrowings and SBL converted from LIBOR-based interest rates to SOFR-based interest rates, resulting in an insignificant impact on interest income, interest expense, and cash flows. We continue to evaluate the effect of the alternative reference rate transition and at this time, given current economic conditions, we expect minimal financial impact. Refer to “Item 1 - Business - Regulation” of our 2021 Form 10-K for additional information regarding the alternative reference rate transition and our planned response.

CRITICAL ACCOUNTING ESTIMATES

The condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during any reporting period in our condensed consolidated financial statements. Management has established detailed policies and control procedures intended to ensure the appropriateness of such estimates and assumptions and their consistent application from period to period. For a description of our significant accounting policies, see Note 2 of the Notes to Consolidated Financial Statements of our 2021 Form 10-K.

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

Valuation of financial instruments

The use of fair value to measure financial instruments, with related gains or losses recognized on our Condensed Consolidated Statements of Income and Comprehensive Income, is fundamental to our financial statements and our risk management processes. See Note 2 of the Notes to Consolidated Financial Statements of our 2021 Form 10-K for a discussion of our fair value accounting policies regarding financial instruments and financial instrument liabilities. See Note 4 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on our financial instruments at fair value.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Loss provisions

Loss provisions for legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of the Notes to Consolidated Financial Statements of our 2021 Form 10-K. In addition, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding legal and regulatory matter contingencies as of December 31, 2021.

Allowance for credit losses

We evaluate certain of our financial assets, including bank loans, to estimate an allowance for credit losses based on expected credit losses over a financial asset’s lifetime. Our estimates are based on ongoing evaluations of our financial assets, the related credit risk characteristics, and the overall economic and environmental conditions affecting the financial assets. Our process for determining the allowance for credit losses includes a complex analysis of several quantitative and qualitative factors requiring significant management judgment due to matters that are inherently uncertain. This uncertainty can produce volatility in our allowance for credit losses. In addition, the allowance for credit losses could be insufficient to cover actual losses. In such an event, any losses in excess of our allowance would result in a decrease in our net income, as well as a decrease in the level of regulatory capital. See Note 2 of the Notes to Consolidated Financial Statements of our 2021 Form 10-K for information regarding our methodologies and assumptions used in estimating the allowance for credit losses. See Note 8 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding our allowance for credit losses related to bank loans as of December 31, 2021.

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

Governance

Our Board of Directors, including its Audit and Risk Committee, oversees the firm’s management and mitigation of risk, reinforcing a culture that encourages ethical conduct and risk management throughout the firm.  Senior management communicates and reinforces this culture through three lines of risk management and a number of senior-level management committees.  Our first line of risk management, which includes all of our businesses, owns its risks and is responsible for identifying, mitigating, and escalating risks arising from its day-to-day activities.  The second line of risk management, which includes Compliance and Risk Management, advises our client-facing businesses and other first-line functions in identifying, assessing and mitigating risk. The second line of risk management tests and monitors the effectiveness of controls, as deemed necessary, and escalates risks when appropriate to senior management and the Board of Directors.  The third line of risk management, Internal Audit, independently reviews activities conducted by the previous lines of risk management to assess their management and mitigation of risk, providing additional assurance to the Board of Directors and senior management, with a view toward enhancing our oversight, management, and mitigation of risk.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Market risk

Market risk is our risk of loss resulting from the impact of changes in market prices on our trading inventory, derivatives and investment positions. We have exposure to market risk primarily through our broker-dealer trading operations and our banking operations. Our broker-dealer subsidiaries, primarily RJ&A, act as market makers and trade debt obligations and equity securities and maintain inventories to ensure availability of securities and to facilitate client transactions. Inventory levels may fluctuate daily as a result of client demand. We also hold investments in agency-backed MBS and agency-backed CMOs within Raymond James Bank’s available-for-sale securities portfolio, and from time-to-time may hold SBA loan securitizations not yet transferred. Our primary market risks relate to interest rates, equity prices, and foreign exchange rates. Interest rate risk results from changes in levels of interest rates, the volatility of interest rates, mortgage prepayment speeds and credit spreads. Equity risk results from changes in prices of equity securities. Foreign exchange risk results from changes in spot prices, forward prices and volatility of foreign exchange rates.

See Note 2 of the Notes to Consolidated Financial Statements of our 2021 Form 10-K and Notes 4, 5 and 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for fair value and other information regarding our trading inventories, available-for-sale securities and derivative instruments.

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

Interest rate risk

Trading activities

We are exposed to interest rate risk as a result of our trading inventory (primarily comprised of fixed income instruments) in our Capital Markets segment. Changes in value of our trading inventory may result from fluctuations in interest rates, credit spreads, equity prices, macroeconomic factors, investor expectations or risk appetites, liquidity, as well as dynamic relationships among these factors. We actively manage interest rate risk arising from our fixed income trading securities through the use of hedging strategies utilizing U.S. Treasuries, futures contracts, liquid spread products and derivatives.

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

We monitor Value-at-Risk (“VaR”) for all of our trading portfolios on a daily basis for risk management purposes and as a result of applying the Fed’s Market Risk Rule (“MRR”) for the purpose of calculating our capital ratios. The MRR, also known as the “Risk-Based Capital Guidelines: Market Risk” rule released by the Fed, the Office of the Comptroller of the Currency and the FDIC, requires us to calculate VaR for all of our trading portfolios, including fixed income, equity, derivatives, and foreign exchange instruments. VaR is an appropriate statistical technique for estimating potential losses in trading portfolios due to typical adverse market movements over a specified time horizon with a suitable confidence level. However, there are inherent limitations of utilizing VaR including: historical movements in markets may not accurately predict future market movements; VaR does not take into account the liquidity of individual positions; VaR does not estimate losses over longer time horizons; and extended periods of one-directional markets potentially distort risks within the portfolio. In addition, should markets become more volatile, actual trading losses may exceed VaR results presented on a single day and might accumulate over a longer time horizon. As a result, management complements VaR with sensitivity analysis and stress testing and employs additional controls such as a daily review of trading results, review of aged inventory, independent review of pricing, monitoring of concentrations and review of issuer ratings.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

To calculate VaR, we use models which incorporate historical simulation. This approach assumes that historical changes in market conditions, such as in interest rates and equity prices, are representative of future changes. Simulation is based on daily market data for the previous twelve months. VaR is reported at a 99% confidence level for a one-day time horizon. Assuming that future market conditions change as they have in the past twelve months, we would expect to incur losses greater than those predicted by our one-day VaR estimates about once every 100 trading days, or about three times per year on average. For regulatory capital calculation purposes, we also report VaR and Stressed VaR numbers for a ten-day time horizon. The VaR model is independently reviewed by our Model Risk Management function. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Model risk” of our 2021 Form 10-K for further information.

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

	Three months ended December 31, 2021		Period-end VaR			Three months ended December 31,
$ in millions	High	Low	December 31, 2021	September 30, 2021	$ in millions	2021	2020
Daily VaR	$2	$1	$1	$1	Average daily VaR	$1	$6

Average daily VaR was lower during the current-year period compared with the prior-year period due to the impact of scenarios of elevated volatility as a result of the COVID-19 pandemic (which commenced in March 2020) on our VaR model during the prior-year quarter.

The Fed’s MRR requires us to perform daily back-testing procedures for our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income and intraday trading. Regulatory-defined daily trading losses are used to evaluate the performance of our VaR model and are not comparable to our actual daily net revenues. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the three months ended December 31, 2021, our regulatory-defined daily losses in our trading portfolios did not exceed our predicted VaR.

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

One of the objectives of Raymond James Bank’s Asset and Liability Committee is to manage the sensitivity of net interest income to changes in market interest rates. This committee uses several measures to monitor and limit Raymond James Bank’s interest rate risk, including scenario analysis and economic value of equity. The methods used to measure this sensitivity are described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Market risk” of our 2021 Form 10-K. We utilize a hedging strategy using interest rate swaps as a result of Raymond James Bank’s asset and liability management process. For further information regarding this hedging strategy, see Note 2 of the Notes to Consolidated Financial Statements of our 2021 Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

To ensure that Raymond James Bank remains within its tolerances established for net interest income, a sensitivity analysis of net interest income to interest rate conditions is estimated under a variety of scenarios. We use simulation models and estimation techniques to assess the sensitivity of net interest income to movements in interest rates. The model estimates the sensitivity by calculating interest income and interest expense in a dynamic balance sheet environment using current repricing, prepayment, and reinvestment of cash flow assumptions over a 12-month time horizon. Assumptions used in the model include interest rate movement, the slope of the yield curve, and balance sheet composition and growth. The model also considers interest rate-related risks such as pricing spreads, pricing of client cash accounts, and prepayments. Various interest rate scenarios are modeled in order to determine the effect those scenarios may have on net interest income.

The following table is an analysis of Raymond James Bank’s estimated net interest income over a 12-month period based on instantaneous shifts in interest rates (expressed in basis points) using our previously described asset/liability model, which assumes a dynamic balance sheet and that interest rates do not decline below zero. While not presented, additional rate scenarios are performed, including interest rate ramps and yield curve shifts that may more realistically mimic the speed of potential interest rate movements. We also perform simulations on time horizons of up to five years to assess longer-term impacts to various interest rate scenarios. On a quarterly basis, we test expected model results to actual performance. Additionally, any changes made to key assumptions in the model are documented and approved by Raymond James Bank’s Asset and Liability Committee.

Instantaneous changes in rate	Net interest income ($ in millions)	Projected change in net interest income
+200	$1,033	33%
+100	$980	26%
0	$778	—%
-25	$751	(3)%

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net interest analysis” of this Form 10-Q for a discussion of the impact changes in short-term interest rates could have on the consolidated firm’s operations.

The following table shows the contractual maturities of our bank loan portfolio at December 31, 2021, including contractual principal repayments.  This table does not include any estimates of prepayments, which could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the table.

	Due in
$ in millions	One year or less	> One year – five years	> Five years	Total
C&I loans	$447	$4,988	$3,173	$8,608
CRE loans	707	1,966	319	2,992
REIT loans	75	1,085	29	1,189
Tax-exempt loans	4	130	1,156	1,290
Residential mortgage loans	—	7	5,561	5,568
SBL and other	6,521	42	—	6,563
Total loans held for investment	7,754	8,218	10,238	26,210
Held for sale loans	—	21	209	230
Total loans	$7,754	$8,239	$10,447	$26,440

The following table shows the distribution of the recorded investment of those bank loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2021.

	Interest rate type
$ in millions	Fixed	Adjustable	Total
C&I loans	$352	$7,809	$8,161
CRE loans	90	2,195	2,285
REIT loans	—	1,114	1,114
Tax-exempt loans	1,286	—	1,286
Residential mortgage loans	202	5,366	5,568
SBL and other	—	42	42
Total loans held for investment	1,930	16,526	18,456
Held for sale loans	1	229	230
Total loans	$1,931	$16,755	$18,686

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

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

In our available-for-sale securities portfolio, we hold primarily fixed-rate agency-backed MBS and agency-backed CMOs which are carried at fair value on our Condensed Consolidated Statements of Financial Condition, with changes in the fair value of the portfolio recorded through OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. At December 31, 2021, our available-for-sale securities portfolio had a fair value of $8.55 billion with a weighted-average yield of 1.13% and a weighted-average life of approximately four years. See Note 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

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

In addition, we have a private equity portfolio, included in “Other investments” on our Condensed Consolidated Statements of Financial Condition, which is comprised of various direct investments, as well as investments in third-party private equity funds. Of the total private equity investments at December 31, 2021 of $157 million, the portion we owned was $115 million. See Note 4 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on this portfolio.

Foreign exchange risk

We are subject to foreign exchange risk due to our investments in foreign subsidiaries as well as transactions and resulting balances denominated in a currency other than the U.S. dollar. For example, our bank loan portfolio includes loans which are denominated in Canadian dollars, totaling $1.26 billion and $1.29 billion at December 31, 2021 and September 30, 2021, respectively, when converted to the U.S. dollar. A majority of such loans are held by Raymond James Bank’s Canadian subsidiary, which is discussed in the following sections.

Investments in foreign subsidiaries

Raymond James Bank has an investment in a Canadian subsidiary, resulting in foreign exchange risk. To mitigate its foreign exchange risk, Raymond James Bank utilizes short-term, forward foreign exchange contracts. These derivatives are primarily accounted for as net investment hedges in the condensed consolidated financial statements. See Note 2 of the Notes to Consolidated Financial Statements of our 2021 Form 10-K and Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding these derivatives.

We had foreign exchange risk in our investment in RJ Ltd. of CAD 360 million at December 31, 2021, which was not hedged. Foreign exchange gains/losses related to this investment are primarily reflected in OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 16 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding our components of OCI.

We also have foreign exchange risk associated with our investments in subsidiaries located in Europe. These investments are not hedged and we do not believe we had material foreign exchange risk either individually, or in the aggregate, pertaining to these subsidiaries as of December 31, 2021. On January 21, 2022, we completed our acquisition of all the outstanding share capital of U.K.-based Charles Stanley at a price of £5.15 per share, or approximately £274 million ($372 million as of January 21, 2022). This transaction increased our foreign exchange exposure associated with investments in subsidiaries located in Europe.

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

Credit risk

Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s or counterparty’s ability to meet its financial obligations under contractual or agreed-upon terms. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction, and the parties involved. Credit risk is an integral component of the profit assessment of lending and other financing activities. See further discussion of our credit risk, including how we manage such risk, in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” of our 2021 Form 10-K.

Brokerage activities

We are engaged in various trading and brokerage activities in which our counterparties primarily include broker-dealers, banks and other financial institutions. We are exposed to risk that these counterparties may not fulfill their obligations. In addition, certain commitments, including underwritings, may create exposure to individual issuers and businesses. The risk of default depends on the creditworthiness of the counterparty and/or the issuer of the instrument. In addition, we may be subject to concentration risk if we hold large positions in or have large commitments to a single counterparty, borrower, or group of similar counterparties or borrowers (e.g., in the same industry). We seek to mitigate these risks by imposing and monitoring individual and aggregate position limits within each business segment for each counterparty, conducting regular credit reviews of financial counterparties, reviewing security and loan concentrations, holding and calculating the fair value of collateral on certain transactions and conducting business through clearing organizations, which may guarantee performance. See Note 2 of the Notes to Consolidated Financial Statements of our 2021 Form 10-K and Notes 6 and 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information about our credit risk mitigation related to derivatives and collateralized agreements.

Our client activities involve the execution, settlement, and financing of various transactions on behalf of our clients. Client activities are transacted on either a cash or margin basis. Credit exposure results from client margin loans, which are monitored daily and are collateralized by the securities in the clients’ accounts. We monitor exposure to industry sectors and individual securities and perform analysis on a daily basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions. In addition, when clients execute a purchase, we are at some risk that the client will default on their financial obligation associated with the trade. If this occurs, we may have to liquidate the position at a loss. Further information about our determination of the allowance for credit losses associated with certain of our brokerage lending activities is described in Note 2 of the Notes to the Consolidated Financial Statements of our 2021 Form 10-K.

We offer loans to financial advisors for recruiting and retention purposes. We have credit risk and may incur a loss primarily in the event that such borrower is no longer affiliated with us. See Note 2 of the Notes to the Consolidated Financial Statements of our 2021 Form 10-K and Note 9 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information about our loans to financial advisors.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Banking activities

Raymond James Bank has a substantial loan portfolio.  Our strategy for credit risk management related to bank loans includes well-defined credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all corporate, tax-exempt, residential, SBL and other credit exposures. The strategy also includes diversification on a geographic, industry and client level, regular credit examinations and management reviews of all corporate and tax-exempt loans as well as individual delinquent residential loans. The credit risk management process also includes an annual independent review of the credit risk monitoring process that performs assessments of compliance with credit policies, risk ratings, and other critical credit information. We seek to identify potential problem loans early, record any necessary risk rating changes and charge-offs promptly, and maintain appropriate reserve levels for expected losses. We utilize a comprehensive credit risk rating system to measure the credit quality of individual corporate and tax-exempt loans and related unfunded lending commitments, including the probability of default and/or loss given default of each corporate and tax-exempt loan and commitment outstanding. For our SBL and residential mortgage loans, we utilize the credit risk rating system used by bank regulators in measuring the credit quality of each homogeneous class of loans. In evaluating credit risk, we consider trends in loan performance, the level of allowance coverage relative to similar banking institutions, industry or client concentrations, the loan portfolio composition and macroeconomic factors (both current and forecasted). These factors have a potentially negative impact on loan performance and net charge-offs.

While our bank loan portfolio is diversified, a significant downturn in the overall economy, deterioration in real estate values or a significant issue within any sector or sectors where we have a concentration will generally result in large provisions for credit losses and/or charge-offs. Conversely, should the economy continue to recover at a faster pace than forecasted, we may experience an additional benefit for credit losses and/or recovery of amounts previously charged off, the timing and magnitude of which can be uncertain. We determine the allowance required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, we evaluate our methods for determining the allowance for each class of loans and make enhancements we consider appropriate. Our allowance for credit losses methodology is described in Note 2 of the Notes to the Consolidated Financial Statements of our 2021 Form 10-K. As our bank loan portfolio is segregated into six portfolio segments, likewise, the allowance for credit losses is segregated by these same segments.  See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” of our 2021 Form 10-K for further information about the risk characteristics relevant to each portfolio segment.

Our allowance for credit losses as a percentage of total bank loans held for investment was 1.18% and 1.27% at December 31, 2021 and September 30, 2021, respectively. The bank loan benefit for credit losses for the three months ended December 31, 2021 was $11 million compared to a provision for credit losses of $14 million for the prior-year quarter. See further explanation of the credit loss provision decrease in “Management’s Discussion and Analysis - Results of Operations - Raymond James Bank” of this Form 10-Q and Note 8 in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information about our allowance for credit losses.

The level of charge-off activity is a factor that is considered in evaluating the potential severity of future credit losses. The following table presents net loan (charge-offs)/recoveries and the percentage of net loan (charge-offs)/recoveries to the average outstanding loan balances by loan portfolio segment.

	Three Months Ended December 31,
	2021		2020
$ in millions	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans
C&I loans	$(2)	0.09%	$—	—%
Residential mortgage loans	1	0.07%	—	—%
Total	$(1)	0.02%	$—	—%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The level of nonperforming loans is another indicator of potential future credit losses. The following table presents the nonperforming loans balance and total allowance for credit losses for the periods presented.

	December 31, 2021		September 30, 2021
$ in millions	Nonperforming loan balance	Allowance for credit losses balance	Nonperforming loan balance	Allowance for credit losses balance
C&I loans	$38	$179	$39	$191
CRE loans	20	72	20	66
REIT loans	—	22	—	22
Tax-exempt loans	—	2	—	2
Residential mortgage loans	15	30	15	35
SBL and other	—	3	—	4
Total nonperforming loans held for investment (1)	$73	$308	$74	$320
Total nonperforming loans as a % of total bank loans	0.28%		0.29%

(1)     Total nonperforming loans held for investment at December 31, 2021 and September 30, 2021 included $59 million and $61 million of nonperforming loans, respectively, which were current pursuant to their contractual terms.

The nonperforming loan balances in the preceding table exclude $8 million as of December 31, 2021 and September 30, 2021, respectively, of residential TDRs which were returned to accrual status in accordance with our policy.

The following table presents total nonperforming assets, including the nonperforming loans in the preceding table and other real estate acquired in the settlement of residential mortgages, as a percentage of Raymond James Bank’s total assets.

$ in millions	December 31, 2021	September 30, 2021
Total nonperforming assets	$74	$74
Total nonperforming assets as a % of Raymond James Bank’s total assets	0.19%	0.20%

Although our nonperforming assets as a percentage of Raymond James Bank’s assets remained low as of December 31, 2021, any prolonged market deterioration could result in an increase in our nonperforming assets, an increase in our allowance for credit losses and/or an increase in net charge-offs in future periods, although the extent will depend on future developments that are highly uncertain.

We have received requests from certain borrowers for forbearance, which is generally a short-term deferral of their loan payments, or modification of certain covenant terms, driven or exacerbated by the economic impacts of the COVID-19 pandemic. Based on the amortized costs, only $2 million of our residential loans remained in active forbearance as of December 31, 2021. As certain borrowers have exited forbearance we have received requests for loan modifications, including repayment plans. In accordance with the Coronavirus Aid, Relief, and Economic Security Act and the Consolidated Appropriations Act, 2021, we did not apply TDR classification to any COVID-19 related loan modifications performed from March 1, 2020 through December 31, 2021 to borrowers who were current as of December 31, 2019. As of December 31, 2021, we had residential loans of $5 million for which the borrower had requested a loan modification, where the request had been initiated but not completed or approved. As the delinquency status is not affected for loans that are in active forbearance or for loan modifications that have not yet been approved, the recognition of charge-offs, delinquencies, and nonaccrual status could be delayed for those borrowers who would have otherwise moved into past due or nonaccrual status.

Loan underwriting policies

Our underwriting policies for the major types of bank loans are described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” of our 2021 Form 10-K. There were no significant changes in our bank loan underwriting policies during the three months ended December 31, 2021.

Risk monitoring process

Another component of credit risk strategy for our bank loan portfolio is the ongoing risk monitoring and review processes, including our internal loan review process, for all residential, SBL, corporate and tax-exempt credit exposures, as well as our rigorous processes to manage and limit credit losses arising from loan delinquencies. There are various other factors included in these processes, depending on the loan portfolio. There were no significant changes to those processes during the three months ended December 31, 2021.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

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

We track and review many factors to monitor credit risk in our residential mortgage loan portfolio. The factors include, but are not limited to: loan performance trends, loan product parameters and qualification requirements, borrower credit scores, level of documentation, loan purpose, geographic concentrations, average loan size, risk rating and LTV ratios. See Note 8 in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q for additional information about our residential mortgage loan portfolio.

The following table presents a summary of delinquent residential mortgage loans, the vast majority of which are first mortgage loans, which are comprised of loans which are two or more payments past due as well as loans in the process of foreclosure. Amounts in the following table do not include residential loans to borrowers who were granted forbearance as a result of the COVID-19 pandemic and whose loans were not considered delinquent prior to the forbearance. Such loans may be considered delinquent after the forbearance period or completion of loss mitigation efforts, depending on their payment status. As a result, the amount of residential loans considered delinquent may increase in the future.

	Amount of delinquent residential loans			Delinquent residential loans as a percentage of outstanding residential mortgage loan balances
$ in millions	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
December 31, 2021	$4	$7	$11	0.07%	0.13%	0.20%
September 30, 2021	$4	$6	$10	0.08%	0.11%	0.19%

Our December 31, 2021 percentage compares favorably to the national average for over 30 day delinquencies of 2.55%, as most recently reported by the Fed.

Credit risk is also managed by diversifying the residential mortgage portfolio. Most of the loans in our residential loan portfolio are to PCG clients across the U.S. The following table details the geographic concentrations (top five states) of our one-to-four family residential mortgage loans.

	December 31, 2021
	Loans outstanding as a % of total residential mortgage loans	Loans outstanding as a % of total bank loans
CA	25.9%	5.5%
FL	17.2%	3.6%
TX	8.6%	1.8%
NY	8.2%	1.7%
CO	3.8%	0.8%

Loans where borrowers may be subject to payment increases include adjustable-rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize.  At December 31, 2021 and September 30, 2021, these loans totaled $2.10 billion and $1.97 billion, respectively, or approximately 38% and 37% of the residential mortgage portfolio, respectively.  The weighted-average number of years before the remainder of the loans, which were still in their interest-only period at December 31, 2021, begins amortizing is 7 years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

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

	December 31, 2021
	Loans outstanding as a % of total corporate bank loans	Loans outstanding as a % of total bank loans
Office real estate	7.1%	3.4%
Multi-family	6.6%	3.2%
Automotive/transportation	6.6%	3.2%
Consumer products and services	6.5%	3.1%
Business systems and services	5.3%	2.6%

Since the beginning of the COVID-19 pandemic, our credit risk efforts were focused on reducing our exposure and revising our credit limits related to sectors that we believed were the most vulnerable to the COVID-19 pandemic, such as the energy, airlines, entertainment and leisure, restaurant and gaming sectors. Although economic conditions have continued to improve since the beginning of the COVID-19 pandemic, we may experience further losses on our loans to borrowers in these sectors, particularly if economic conditions do not continue to improve in the future. We continue to monitor our exposure to office real estate, where trends have changed as a result of the COVID-19 pandemic, and may experience losses on loans in this sector in the future. We may also experience further losses on corporate loans in other industries as a direct or indirect result of the pandemic, including on our CRE loans secured by retail and hospitality properties.

Liquidity risk

See the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” of this Form 10-Q for information regarding our liquidity and how we manage liquidity risk.

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes, including cybersecurity incidents. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Operational risk” of our 2021 Form 10-K for a discussion of our operational risk and certain of our risk mitigation processes.

In response to the COVID-19 pandemic, we activated and successfully executed on our business continuity protocols and continue to monitor the COVID-19 pandemic under such protocols. We have endeavored to protect the health and well-being of our associates and our clients while ensuring the continuity of business operations for our clients. As a result, a substantial portion of our associates continue to work remotely. We continue to monitor conditions and have reopened our offices in a limited capacity, complying with all applicable laws, regulations, and Centers for Disease Control and Prevention guidelines and operating under strict public health and safety protocols in such locations. We are planning for a full return to office in the second quarter of our fiscal 2022, which will include more work location flexibility for our associates; however, disruptions caused by variants may impact the timing of the implementation of these plans.

Periods of severe market volatility, such as those that arose most notably in fiscal 2020 at the onset of the COVID-19 pandemic, can result in a significantly higher level of transactions on specific days and other activity which may present operational challenges from time to time that may result in losses. These losses can result from, but are not limited to, trade errors, failed transaction settlements, late collateral calls to borrowers and counterparties, or interruptions to our system processing. We did not incur any significant losses related to such operational challenges during the three months ended December 31, 2021.

As more fully described in the discussion of our business technology risks included in various risk factors presented in “Item 1A - Risk Factors” of our 2021 Form 10-K, despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, cyber-attacks and other information security breaches, and other events that could have an impact on the security and stability of our operations.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Model risk

Model risk refers to the possibility of unintended business outcomes arising from the design, implementation or use of models. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Model risk” of our 2021 Form 10-K for information regarding how we utilize models throughout the firm and how we manage model risk.

Compliance risk

Compliance risk is the risk of legal or regulatory sanctions, financial loss, or reputational damage that the firm may suffer from a failure to comply with applicable laws, external standards, or internal requirements. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Compliance risk” of our 2021 Form 10-K for information on our compliance risks, including how we manage such risks.

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

Changes in Internal Control over Financial Reporting

There were no changes during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered securities for the three months ended December 31, 2021.

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described in the following paragraphs. The following table presents information on our purchases of our own stock, on a monthly basis, for the three months ended December 31, 2021.

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) at each month-end of securities that may yet be purchased under the plans or programs
October 1, 2021 – October 31, 2021	1,305	$94.47	—	$632
November 1, 2021 – November 30, 2021	94,824	$98.82	—	$632
December 1, 2021 – December 31, 2021	145	$98.90	—	$1,000
First quarter	96,274	$98.76	—

In December 2021, the Board of Directors authorized repurchase of our common stock in an aggregate amount of up to $1 billion, which replaced the previous authorization.

In the preceding table, the total number of shares purchased includes shares purchased pursuant to the Restricted Stock Trust Fund, which was established to acquire our common stock in the open market and used to settle RSUs granted as a retention vehicle for certain employees of our wholly-owned Canadian subsidiaries. For more information on this trust fund, see Note 2 of the Notes to Consolidated Financial Statements of our 2021 Form 10-K and Note 10 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. These activities do not utilize the repurchase authorization presented in the preceding table.

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

10.1
Support Agreement, dated October 20, 2021, by and among James F. Getz, Brian S. Fetterolf, Raymond James Financial, Inc., Macaroon One LLC and, solely for purposes of the last sentence of Section 9 thereof, TriState Capital Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2021.

10.2
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

10.3	Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (performance-based vesting with rTSR) under the Amended and Restated 2012 Stock Incentive Plan.
31.1	Certification of Paul C. Reilly pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Paul M. Shoukry pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Paul C. Reilly and Paul M. Shoukry pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	February 8, 2022	/s/ Paul C. Reilly
Paul C. Reilly
Chairman and Chief Executive Officer

Date:	February 8, 2022	/s/ Paul M. Shoukry
Paul M. Shoukry
Chief Financial Officer and Treasurer