Form 10-Q
period 2022-03-31
RAYMOND JAMES FINANCIAL INC
filed 2022-05-09
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
208,249,432 shares of common stock as of May 5, 2022

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in millions, except per share amounts	March 31, 2022	September 30, 2021
Assets:
Cash and cash equivalents	$5,715	$7,201
Assets segregated for regulatory purposes and restricted cash ($10,394 and $2,100 at fair value)	19,531	11,348
Collateralized agreements	571	480
Financial instruments, at fair value:
Trading assets ($225 and $326 pledged as collateral)	475	610
Available-for-sale securities ($28 and $20 pledged as collateral)	8,815	8,315
Derivative assets	183	255
Other investments ($22 and $22 pledged as collateral)	407	357
Brokerage client receivables, net	3,169	2,831
Other receivables, net	1,373	999
Bank loans, net	27,883	24,994
Loans to financial advisors, net	1,124	1,057
Deferred income taxes, net	412	305
Goodwill and identifiable intangible assets, net	1,110	882
Other assets	2,333	2,257
Total assets	$73,101	$61,891

Liabilities and shareholders’ equity:
Bank deposits	$34,685	$32,495
Collateralized financings	425	277
Financial instrument liabilities, at fair value:
Trading liabilities	186	176
Derivative liabilities	271	228
Brokerage client payables	22,697	13,991
Accrued compensation, commissions and benefits	1,573	1,825
Other payables	1,762	1,701
Other borrowings	856	858
Senior notes payable	2,037	2,037
Total liabilities	64,492	53,588
Commitments and contingencies (see Note 16)
Shareholders’ equity
Preferred stock; $.10 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock; $.01 par value; 650,000,000 shares authorized, 239,295,583 shares issued, and 207,897,379 shares outstanding as of March 31, 2022; 350,000,000 shares authorized, 239,062,254 shares issued, and 205,738,821 shares outstanding as of September 30, 2021	2	2
Additional paid-in capital	2,093	2,088
Retained earnings	8,256	7,633
Treasury stock, at cost; 31,398,204 and 33,323,433 common shares as of March 31, 2022 and September 30, 2021, respectively	(1,360)	(1,437)
Accumulated other comprehensive loss	(389)	(41)
Total equity attributable to Raymond James Financial, Inc.	8,602	8,245
Noncontrolling interests	7	58
Total shareholders’ equity	8,609	8,303
Total liabilities and shareholders’ equity	$73,101	$61,891
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
in millions, except per share amounts	2022	2021	2022	2021
Revenues:
Asset management and related administrative fees	$1,464	$1,173	$2,846	$2,240
Brokerage revenues:
Securities commissions	422	443	847	824
Principal transactions	142	148	275	295
Total brokerage revenues	564	591	1,122	1,119
Account and service fees	179	159	356	304
Investment banking	235	242	660	503
Interest income	242	200	467	403
Other	27	44	78	100
Total revenues	2,711	2,409	5,529	4,669
Interest expense	(38)	(37)	(75)	(75)
Net revenues	2,673	2,372	5,454	4,594
Non-interest expenses:
Compensation, commissions and benefits	1,852	1,648	3,736	3,148
Non-compensation expenses:
Communications and information processing	127	107	239	206
Occupancy and equipment	62	57	121	114
Business development	34	21	69	44
Investment sub-advisory fees	40	31	78	59
Professional fees	22	24	48	54
Bank loan provision/(benefit) for credit losses	21	(32)	10	(18)
Acquisition-related expenses	11	—	17	2
Other	71	69	145	139
Total non-compensation expenses	388	277	727	600
Total non-interest expenses	2,240	1,925	4,463	3,748
Pre-tax income	433	447	991	846
Provision for income taxes	110	92	222	179
Net income	$323	$355	$769	$667

Earnings per common share – basic	$1.56	$1.72	$3.71	$3.23
Earnings per common share – diluted	$1.52	$1.68	$3.61	$3.16
Weighted-average common shares outstanding – basic	207.7	206.7	207.0	206.0
Weighted-average common and common equivalent shares outstanding – diluted	213.0	211.8	212.6	210.6

Net income	$323	$355	$769	$667
Other comprehensive income/(loss), net of tax:
Available-for-sale securities	(320)	(76)	(375)	(93)
Currency translations, net of the impact of net investment hedges	(11)	2	(11)	20
Cash flow hedges	29	19	38	24
Total other comprehensive loss, net of tax	(302)	(55)	(348)	(49)
Total comprehensive income	$21	$300	$421	$618
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
$ in millions, except per share amounts	2022	2021	2022	2021
Common stock, par value $.01 per share:
Balance beginning of period	$2	$2	$2	$2
Share issuances	—	—	—	—
Balance end of period	2	2	2	2

Additional paid-in capital:
Balance beginning of period	2,055	1,996	2,088	2,007
Employee stock purchases	14	9	22	15
Distributions due to vesting of restricted stock units and exercise of stock options, net of forfeitures	(17)	(7)	(122)	(66)
Share-based compensation amortization	41	30	105	72
Balance end of period	2,093	2,028	2,093	2,028

Retained earnings:
Balance beginning of period	8,003	6,702	7,633	6,484
Cumulative adjustments for changes in accounting principles	—	—	—	(35)
Net income attributable to Raymond James Financial, Inc.	323	355	769	667
Cash dividends declared (see Note 22)	(70)	(53)	(146)	(112)
Balance end of period	8,256	7,004	8,256	7,004

Treasury stock:
Balance beginning of period	(1,373)	(1,354)	(1,437)	(1,390)
Purchases/surrenders	—	(61)	(10)	(79)
Reissuances due to vesting of restricted stock units and exercise of stock options	13	11	87	65
Balance end of period	(1,360)	(1,404)	(1,360)	(1,404)

Accumulated other comprehensive income/(loss):
Balance beginning of period	(87)	17	(41)	11
Other comprehensive income/(loss), net of tax	(302)	(55)	(348)	(49)
Balance end of period	(389)	(38)	(389)	(38)
Total equity attributable to Raymond James Financial, Inc.	$8,602	$7,592	$8,602	$7,592

Noncontrolling interests:
Balance beginning of period	$52	$75	$58	$62
Net income/(loss) attributable to noncontrolling interests	(2)	(1)	—	12
Deconsolidations and sales	(43)	(29)	(51)	(29)
Balance end of period	7	45	7	45
Total shareholders’ equity	$8,609	$7,637	$8,609	$7,637
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
$ in millions	2022	2021
Cash flows from operating activities:
Net income	$769	$667
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	69	64
Deferred income taxes, net	12	27
Premium and discount amortization on available-for-sale securities and net (gain)/loss on other investments	24	14
Provisions/(benefits) for credit losses and legal and regulatory proceedings	16	(14)
Share-based compensation expense	109	74
Unrealized (gain)/loss on company-owned life insurance policies, net of expenses	19	(117)
Other	10	31
Net change in:
Assets segregated for regulatory purposes excluding cash and cash equivalents	(8,294)	(5,250)
Collateralized agreements, net of collateralized financings	59	1
Loans provided to financial advisors, net of repayments	(76)	(11)
Brokerage client receivables and other receivables, net	(299)	(123)
Trading instruments, net	160	(90)
Derivative instruments, net	166	91
Other assets	(39)	(23)
Brokerage client payables and other payables	6,556	5,491
Accrued compensation, commissions and benefits	(278)	(29)
Purchases and originations of loans held for sale, net of proceeds from sales of securitizations and loans held for sale	(153)	(67)
Net cash provided by/(used in) operating activities	(1,170)	736

Cash flows from investing activities:
Increase in bank loans, net	(2,850)	(1,522)
Proceeds from sales of loans held for investment	134	90
Purchases of available-for-sale securities	(1,992)	(2,273)
Available-for-sale securities maturations, repayments and redemptions	952	1,067
Proceeds from sales of available-for-sale securities	—	519
Cash and cash equivalents acquired in business acquisitions, including those segregated for regulatory purposes, net of cash paid for acquisitions	1,671	(245)
Additions to property and equipment	(42)	(62)
Investment in note receivable	(125)	—
Purchases of other investments, net	(80)	(4)
Other investing activities, net	(71)	(7)
Net cash used in investing activities	(2,403)	(2,437)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six months ended March 31,
$ in millions	2022	2021
Cash flows from financing activities:
Increase in bank deposits	2,190	2,453
Repurchases of common stock and share-based awards withheld for payment of withholding tax requirements	(59)	(99)
Dividends on common stock	(131)	(109)
Exercise of stock options and employee stock purchases	32	32
Proceeds from Federal Home Loan Bank advances	850	—
Repayments of Federal Home Loan Bank advances and other borrowed funds	(852)	(28)
Other financing, net	(5)	—
Net cash provided by financing activities	2,025	2,249

Currency adjustment:
Effect of exchange rate changes on cash	(49)	93
Net increase/(decrease) in cash and cash equivalents, including those segregated for regulatory purposes and restricted cash	(1,597)	641
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at beginning of year	16,449	9,634
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of period	$14,852	$10,275

Cash and cash equivalents	$5,715	$5,851
Cash and cash equivalents segregated for regulatory purposes and restricted cash	9,137	4,424
Total cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of period	$14,852	$10,275

Supplemental disclosures of cash flow information:
Cash paid for interest	$76	$76
Cash paid for income taxes, net	$293	$248
Cash outflows for lease liabilities	$52	$56
Non-cash right-of-use assets recorded for new and modified leases	$26	$81

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2022

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

During our fiscal fourth quarter of 2021, our Board of Directors approved a three-for-two stock split, effected in the form of a 50% stock dividend and paid on September 21, 2021. All share and per share information has been retroactively adjusted to reflect this stock split.

During our fiscal second quarter of 2022, we amended our Restated Articles of Incorporation, as filed with the Secretary of State of Florida on November 25, 2008, to increase the number of authorized shares of capital stock from 360 million shares to 660 million shares, consisting of 650 million shares of common stock, par value of $0.01 per share, and 10 million shares of preferred stock, par value of $0.10 per share. The Amended and Restated Articles of Incorporation, which were filed with the Secretary of State of Florida on February 28, 2022, were approved by our Board of Directors and our shareholders on December 1, 2021 and February 24, 2022, respectively.

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

NOTE 3 – ACQUISITIONS

Recent acquisition activities

Charles Stanley

On January 21, 2022, we completed our acquisition of all of the outstanding share capital of United Kingdom (“U.K.”)-based Charles Stanley Group PLC (“Charles Stanley”) at a price of £5.15 per Charles Stanley share outstanding, or £277 million ($376 million as of January 21, 2022). The acquisition enables us to accelerate our financial planning, investment advisory and securities transaction services growth in the U.K. and, through Charles Stanley’s multiple affiliation options, gives us the ability to offer wealth management affiliation choices to financial advisors in the U.K. consistent with our Private Client Group (“PCG”) model in the U.S. and Canada. For purposes of certain acquisition-related financial reporting requirements, the Charles Stanley acquisition is not considered a material acquisition. Charles Stanley has been integrated into our PCG segment and its results of operations have been included in our results prospectively from the closing date of January 21, 2022.

Upon closing, the Charles Stanley acquisition resulted in the addition of £121 million of goodwill and £63 million of identifiable intangible assets, or $164 million and $85 million, respectively, as of January 21, 2022. The goodwill associated with this acquisition primarily represents synergies from combining Charles Stanley and our existing businesses. The identifiable intangible assets primarily relate to client relationships and a trade name and have a weighted-average useful life of 12 years. In the event that new information regarding facts and circumstances which existed at the acquisition date becomes available, we may have adjustments to the initially measured goodwill balance. On the closing date, the Charles Stanley acquisition also resulted in the addition of $2.0 billion of cash and cash equivalents, of which $1.9 billion was segregated for regulatory purposes and was offset by corresponding brokerage client payables.
TriState Capital

On October 20, 2021, we announced we had entered into a definitive agreement to acquire TriState Capital Holdings, Inc. (“TriState Capital”) in a combination cash and stock transaction, valued at approximately $1.1 billion. Under the terms of the agreement, TriState Capital common stockholders will receive $6.00 cash and 0.25 RJF shares for each share of TriState Capital common stock, which represents per share consideration of $31.09 based on the closing price of RJF common stock on October 19, 2021. We have entered into an agreement with the sole holder of the TriState Capital Series C Perpetual Non-Cumulative Convertible Non-Voting Preferred Stock (“Series C Convertible Preferred Stock”) pursuant to which the Series C Convertible Preferred Stock will be converted to common shares at the prescribed exchange ratio and cashed out at $30 per share. The TriState Capital Series A Non-Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”) and Series B Non-Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”) will remain outstanding and will be converted into equivalent shares of preferred stock of RJF. As of April 30, 2022, we had received approval to complete the transaction from the Board of Governors of the Federal Reserve System, the Pennsylvania Department of Banking and Securities, and the Financial Industry Regulatory Authority (“FINRA”), and TriState Capital received approval to complete the transaction from its shareholders. Subject to additional applicable closing conditions, we currently expect the transaction to close in our fiscal third quarter of 2022. We currently have the ability to utilize our cash on hand to fund the cash component of the acquisition. TriState Capital offers private banking, commercial banking, and investment management products and services. TriState Capital will continue to operate as a separately branded firm and as an independently-charted bank subsidiary upon closing of the acquisition.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
On December 15, 2021, we loaned TriState Capital $125 million under an unsecured fixed-to-floating rate note (the “Note”). The Note matures on December 15, 2024 and bears interest at a fixed annual rate of 2.25% for the first year, and at a floating annual rate thereafter until maturity. The floating rate resets quarterly to a rate equal to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 2.11%. The Note is not redeemable prior to December 15, 2022. On and after December 15, 2022, the Note is redeemable on any interest payment date at 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. As of March 31, 2022, the outstanding Note balance of $125 million and the related accrued interest were included in “Other receivables, net” on our Condensed Consolidated Statements of Financial Condition.

SumRidge Partners

On March 28, 2022, we announced we had reached an agreement to acquire SumRidge Partners, LLC (“SumRidge Partners”), a technology-driven fixed income market maker specializing in investment-grade and high-yield corporate bonds, municipal bonds, and institutional preferred securities. The transaction, which is subject to certain regulatory and other closing conditions, is currently expected to close in our fiscal fourth quarter of 2022. The acquisition of SumRidge Partners will add an institutional market-making operation, as well as additional trading technologies and risk management tools to our existing fixed income operations. We currently have the ability to utilize our cash on hand to fund the acquisition. SumRidge Partners will operate within our Capital Markets segment upon completion of the acquisition.

Acquisition-related expenses

Certain acquisition and integration costs associated with the aforementioned acquisitions, as well as acquisitions completed in our prior fiscal year were included in “Acquisition-related expenses” on our Condensed Consolidated Statements of Income and Comprehensive Income. Such costs primarily included legal and other professional fees, amortization expense related to those identifiable intangible assets with short useful lives associated with our fiscal 2021 acquisitions of Financo LLC (“Financo”) and Cebile Capital (“Cebile”), and other costs incurred to effect our business combinations. The following table details our acquisition-related expenses.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2022	2021	2022	2021
Acquisition-related expenses:
Legal and other professional fees	$5	$—	$7	$2
Identifiable intangible asset amortization	—	—	4	—
Other	6	—	6	—
Total Acquisition-related expenses	$11	$—	$17	$2

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

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of March 31, 2022
Assets at fair value on a recurring basis:
Assets segregated for regulatory purposes (1)	$10,394	$—	$—	$—	$10,394
Trading assets:
Municipal and provincial obligations	—	115	—	—	115
Corporate obligations	10	47	—	—	57
Government and agency obligations	20	74	—	—	94
Agency mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMOs”) and asset-backed securities (“ABS”)	—	118	—	—	118
Non-agency CMOs and ABS	—	23	—	—	23
Total debt securities	30	377	—	—	407
Equity securities	13	1	—	—	14
Brokered certificates of deposit	—	41	—	—	41
Other	—	—	13	—	13
Total trading assets	43	419	13	—	475
Available-for-sale securities (2)	213	8,602	—	—	8,815
Derivative assets:
Interest rate - matched book	—	124	—	—	124
Interest rate - other	61	108	—	(110)	59
Total derivative assets	61	232	—	(110)	183
Other investments - private equity - not measured at net asset value (“NAV”)	—	—	23	—	23
All other investments:
Government and agency obligations (3)	136	—	—	—	136
Other	121	2	30	—	153
Total all other investments	257	2	30	—	289
Subtotal	10,968	9,255	66	(110)	20,179
Other investments - private equity - measured at NAV					95
Total assets at fair value on a recurring basis	$10,968	$9,255	$66	$(110)	$20,274

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$1	$—	$—	$—	$1
Corporate obligations	—	3	—	—	3
Government and agency obligations	166	—	—	—	166
Total debt securities	167	3	—	—	170
Equity securities	15	—	—	—	15
Other	—	—	1	—	1
Total trading liabilities	182	3	1	—	186
Derivative liabilities:
Interest rate - matched book	—	124	—	—	124
Interest rate - other	56	141	—	(63)	134
Foreign exchange	—	13	—	—	13
Total derivative liabilities	56	278	—	(63)	271
Total liabilities at fair value on a recurring basis	$238	$281	$1	$(63)	$457

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of September 30, 2021
Assets at fair value on a recurring basis:
Assets segregated for regulatory purposes (1)	$2,100	$—	$—	$—	$2,100
Trading assets:
Municipal and provincial obligations	—	155	—	—	155
Corporate obligations	16	63	—	—	79
Government and agency obligations	15	94	—	—	109
Agency MBS, CMOs and ABS	—	211	—	—	211
Non-agency CMOs and ABS	—	14	—	—	14
Total debt securities	31	537	—	—	568
Equity securities	8	4	—	—	12
Brokered certificates of deposit	—	16	—	—	16
Other	—	—	14	—	14
Total trading assets	39	557	14	—	610
Available-for-sale securities (2)	15	8,300	—	—	8,315
Derivative assets:
Interest rate - matched book	—	193	—	—	193
Interest rate - other	16	128	—	(87)	57
Foreign exchange	—	5	—	—	5
Total derivative assets	16	326	—	(87)	255
Other investments - private equity - not measured at NAV	—	—	75	—	75
All other investments:
Government and agency obligations (3)	86	—	—	—	86
Other	77	2	23	—	102
Total all other investments	163	2	23	—	188
Subtotal	2,333	9,185	112	(87)	11,543
Other investments - private equity - measured at NAV					94
Total assets at fair value on a recurring basis	$2,333	$9,185	$112	$(87)	$11,637

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$2	$—	$—	$—	$2
Corporate obligations	—	6	—	—	6
Government and agency obligations	137	—	—	—	137
Total debt securities	139	6	—	—	145
Equity securities	28	3	—	—	31
Total trading liabilities	167	9	—	—	176
Derivative liabilities:
Interest rate - matched book	—	193	—	—	193
Interest rate - other	16	106	—	(88)	34
Other	—	—	1	—	1
Total derivative liabilities	16	299	1	(88)	228
Total liabilities at fair value on a recurring basis	$183	$308	$1	$(88)	$404

(1)    These assets consist of U.S. Treasury securities (“U.S. Treasuries”) with maturities greater than 3 months as of our date of purchase. These assets do not include U.S. Treasuries with maturities of less than 3 months as of our date of purchase with a fair value of $650 million at March 31, 2022 and $3.55 billion at September 30, 2021 which were considered cash equivalents. These assets are classified as Level 1.
(2)    Our available-for-sale securities primarily consist of agency MBS and agency CMOs. See Note 5 for further information.
(3)    These assets are comprised of U.S. Treasuries primarily purchased to meet certain deposit requirements with clearing organizations or to meet future broker-dealer customer reserve requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Level 3 recurring fair value measurements

The following tables present the changes in fair value for Level 3 assets and liabilities measured at fair value on a recurring basis. The realized and unrealized gains and losses in the tables may include changes in fair value that were attributable to both observable and unobservable inputs. In the following tables, gains/(losses) on trading and derivative instruments are reported in “Principal transactions” and gains/(losses) on other investments are reported in “Other” revenues on our Condensed Consolidated Statements of Income and Comprehensive Income.

Three months ended March 31, 2022 Level 3 instruments at fair value
	Financial assets				Financial liabilities
	Trading assets	Derivative assets	Other investments		Trading liabilities
$ in millions	Other	Other	Private equity investments	All other	Other
Fair value beginning of period	$2	$1	$75	$23	$—
Total gains/(losses) included in earnings	—	(1)	—	—	(1)
Purchases and contributions	29	—	—	7	—
Sales, distributions, and deconsolidations	(18)	—	(40)	—	—
Transfers:
Into Level 3	—	—	—	—	—
Out of Level 3	—	—	(12)	—	—
Fair value end of period	$13	$—	$23	$30	$(1)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$(1)	$(1)	$—	$—	$(1)

Six months ended March 31, 2022 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading assets	Other investments		Trading liabilities	Derivative liabilities
$ in millions	Other	Private equity investments	All other	Other	Other
Fair value beginning of period	$14	$75	$23	$—	$(1)
Total gains/(losses) included in earnings	2	—	—	(1)	1
Purchases and contributions	54	—	7	—	—
Sales, distributions, and deconsolidations	(57)	(40)	—	—	—
Transfers:
Into Level 3	—	—	—	—	—
Out of Level 3	—	(12)	—	—	—
Fair value end of period	$13	$23	$30	$(1)	$—
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$(1)	$—	$—	$(1)	$—

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Three months ended March 31, 2021 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading assets	Other investments		Trading liabilities	Derivative liabilities
$ in millions	Other	Private equity investments	All other	Other	Other
Fair value beginning of period	$3	$52	$22	$—	$(1)
Total gains/(losses) included in earnings	(2)	—	1	(1)	(3)
Purchases and contributions	10	—	—	—	—
Sales and distributions	(6)	—	—	—	—
Transfers:
Into Level 3	—	—	—	—	—
Out of Level 3	—	—	—	—	—
Fair value end of period	$5	$52	$23	$(1)	$(4)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$1	$(1)	$(3)

Six months ended March 31, 2021 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading assets	Other investments		Trading liabilities	Derivative liabilities
$ in millions	Other	Private equity investments	All other	Other	Other
Fair value beginning of period	$12	$37	$22	$—	$(5)
Total gains/(losses) included in earnings	—	15	1	(1)	1
Purchases and contributions	16	—	—	—	—
Sales and distributions	(23)	—	—	—	—
Transfers:
Into Level 3	—	—	—	—	—
Out of Level 3	—	—	—	—	—
Fair value end of period	$5	$52	$23	$(1)	$(4)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$15	$1	$(1)	$1

As of March 31, 2022, 28% of our assets and less than 1% of our liabilities were measured at fair value on a recurring basis.  In comparison, as of September 30, 2021, 19% of our assets and less than 1% of our liabilities were measured at fair value on a recurring basis. The increase in assets measured at fair value on a recurring basis as a percentage of total assets was primarily due to a significant increase in assets segregated for regulatory purposes, driven by a significant increase in client cash balances. As of both March 31, 2022 and September 30, 2021, Level 3 assets represented less than 1% of our assets measured at fair value on a recurring basis.

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

Our private equity portfolio as of March 31, 2022 included investments in third-party funds, as well as various direct investments. Our third-party fund portfolio is primarily invested in a broad range of strategies including leveraged buyouts, growth capital, distressed capital, venture capital and mezzanine capital. Due to the closed-end nature of certain of our fund investments, such investments cannot be redeemed directly with the funds. Our investment is monetized by distributions received through the liquidation of the underlying assets of those funds, the timing of which is uncertain.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the recorded value and unfunded commitments related to our private equity investments portfolio.

$ in millions	Recorded value	Unfunded commitment
March 31, 2022
Private equity investments measured at NAV	$95	$27
Private equity investments not measured at NAV	23
Total private equity investments	$118

September 30, 2021
Private equity investments measured at NAV	$94	$8
Private equity investments not measured at NAV	75
Total private equity investments (1)	$169

(1)    Of the total private equity investments, the portion we owned was $120 million, while the portion that we did not own was $49 million and was included as a component of noncontrolling interests on our Condensed Consolidated Statements of Financial Condition.

As a financial holding company, we are subject to holding period limitations for our merchant banking activities. As a result of such holding limitations, we exited or restructured certain of our private equity investments during the first half of our fiscal 2022, which resulted in a decline in private equity investments not measured at NAV compared to September 30, 2021 and a decline in noncontrolling interests on our Condensed Consolidated Statements of Financial Condition related to the portion of such investments we did not own. Additionally, many of our private equity fund investments meet the definition of prohibited covered funds as defined by the Volcker Rule enacted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). We have received approval from the Board of Governors of the Federal Reserve System (“the Fed”) to continue to hold the majority of our covered fund investments until July 2022, totaling $4 million as of March 31, 2022. As a result of our holding period limitations, we have continued to exit or restructure certain of our private equity investments and will continue to do so during the remainder of fiscal 2022 in accordance with our regulatory deadlines.

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

$ in millions	Level 2	Level 3	Total fair value	Valuation technique(s)	Unobservable input	Range (weighted-average)
March 31, 2022
Bank loans:
Residential mortgage loans	$3	$10	$13	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.5 yrs.)
Corporate loans	$—	$60	$60	Collateral or discounted cash flow (1)	Not meaningful (1)	Not meaningful (1)
Loans held for sale	$150	$—	$150	N/A	N/A	N/A

September 30, 2021
Bank loans:
Residential mortgage loans	$3	$11	$14	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.5 yrs.)
Corporate loans	$—	$49	$49	Collateral or discounted cash flow (1)	Not meaningful (1)	Not meaningful (1)
Loans held for sale	$29	$—	$29	N/A	N/A	N/A

(1)    The valuation techniques used to estimate the fair values are based on collateral value less selling costs for the collateral-dependent loans and discounted cash flows for loans that are not collateral-dependent.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Financial instruments not recorded at fair value

Many, but not all, of the financial instruments we hold were recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The following table presents the estimated fair value and fair value hierarchy of financial assets and liabilities that are not recorded at fair value on the Condensed Consolidated Statements of Financial Condition at March 31, 2022 and September 30, 2021. This table excludes financial instruments that are carried at amounts which approximate fair value. Refer to Note 4 of our 2021 Form 10-K for a discussion of the fair value hierarchy classifications of our financial instruments that are not recorded at fair value.

$ in millions	Level 2	Level 3	Total estimated fair value	Carrying amount
March 31, 2022
Financial assets:
Bank loans, net	$128	$27,099	$27,227	$27,660
Financial liabilities:
Bank deposits - certificates of deposit	$—	$698	$698	$701
Senior notes payable	$2,169	$—	$2,169	$2,037

September 30, 2021
Financial assets:
Bank loans, net	$116	$24,839	$24,955	$24,902
Financial liabilities:
Bank deposits - certificates of deposit	$—	$898	$898	$878
Senior notes payable	$2,459	$—	$2,459	$2,037

NOTE 5 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities are primarily comprised of agency MBS and agency CMOs owned by Raymond James Bank. Refer to Note 2 of our 2021 Form 10-K for a discussion of our accounting policies applicable to our available-for-sale securities.

The following table details the amortized costs and fair values of our available-for-sale securities.

$ in millions	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2022
Agency residential MBS	$5,629	$4	$(276)	$5,357
Agency commercial MBS	1,414	—	(114)	1,300
Agency CMOs	1,757	—	(119)	1,638
U.S. Treasuries	214	—	(1)	213
Other agency obligations	313	—	(6)	307
Total available-for-sale securities	$9,327	$4	$(516)	$8,815

September 30, 2021
Agency residential MBS	$5,168	$46	$(25)	$5,189
Agency commercial MBS	1,285	7	(28)	1,264
Agency CMOs	1,854	9	(16)	1,847
U.S. Treasuries	15	—	—	15
Total available-for-sale securities	$8,322	$62	$(69)	$8,315

The amortized costs and fair values in the preceding table exclude $15 million and $14 million of accrued interest on available-for-sale securities as of March 31, 2022 and September 30, 2021, respectively, which was included in “Other receivables, net” on our Condensed Consolidated Statements of Financial Condition.

See Note 4 for additional information regarding the fair value of available-for-sale securities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table details the contractual maturities, amortized costs, carrying values and current yields for our available-for-sale securities.  Since our MBS and CMO available-for-sale securities are backed by mortgages, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. As a result, as of March 31, 2022, the weighted-average life of our available-for-sale securities portfolio was approximately four years.

	March 31, 2022
$ in millions	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency residential MBS
Amortized cost	$—	$130	$2,746	$2,753	$5,629
Carrying value	$—	$130	$2,628	$2,599	$5,357
Agency commercial MBS
Amortized cost	$26	$427	$888	$73	$1,414
Carrying value	$26	$406	$800	$68	$1,300
Agency CMOs
Amortized cost	$—	$7	$39	$1,711	$1,757
Carrying value	$—	$7	$38	$1,593	$1,638
U.S. Treasuries
Amortized cost	$—	$211	$3	$—	$214
Carrying value	$—	$210	$3	$—	$213
Other agency obligations
Amortized cost	$—	$313	$—	$—	$313
Carrying value	$—	$307	$—	$—	$307
Total available-for-sale securities
Amortized cost	$26	$1,088	$3,676	$4,537	$9,327
Carrying value	$26	$1,060	$3,469	$4,260	$8,815
Weighted-average yield	2.23%	1.67%	1.18%	1.30%	1.30%

The following table details the gross unrealized losses and fair values of securities that were in a loss position at the reporting period end, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
$ in millions	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
March 31, 2022
Agency residential MBS	$3,893	$(193)	$1,117	$(83)	$5,010	$(276)
Agency commercial MBS	650	(36)	635	(78)	1,285	(114)
Agency CMOs	1,172	(76)	443	(43)	1,615	(119)
U.S. Treasuries	168	(1)	—	—	168	(1)
Other agency obligations	307	(6)	—	—	307	(6)
Total	$6,190	$(312)	$2,195	$(204)	$8,385	$(516)
September 30, 2021
Agency residential MBS	$3,155	$(25)	$18	$—	$3,173	$(25)
Agency commercial MBS	645	(13)	353	(15)	998	(28)
Agency CMOs	918	(12)	231	(4)	1,149	(16)
U.S. Treasuries	3	—	—	—	3	—
Total	$4,721	$(50)	$602	$(19)	$5,323	$(69)

The contractual cash flows of our available-for-sale securities are guaranteed by the U.S. government or its agencies. At March 31, 2022, of the 650 available-for-sale securities in an unrealized loss position, 517 were in a continuous unrealized loss position for less than 12 months and 133 securities were in a continuous unrealized loss position for greater than 12 months. We do not consider unrealized losses associated with these securities to be credit losses due to the guarantee of the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities. In addition, unrealized losses related to these available-for-sale securities are generally due to changes in market interest rates. At March 31, 2022, based on our assessment of this portfolio, we did not recognize an allowance for credit losses on our available-for-sale securities. At March 31, 2022, debt securities we held in excess of ten percent of our equity included those issued by the Federal National

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Home Mortgage Association and Federal Home Loan Mortgage Corporation with amortized costs of $5.54 billion and $3.07 billion, respectively, and fair values of $5.23 billion and $2.88 billion, respectively.

There were no sales of available-for-sale securities during the three and six months ended March 31, 2022 and the three months ended March 31, 2021. During the six months ended March 31, 2021, we received proceeds of $519 million, resulting in insignificant gains, from sales of agency MBS and agency CMO available-for-sale securities. The gains that resulted from the sales were included in “Other” revenues on our Condensed Consolidated Statements of Income and Comprehensive Income.

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

	March 31, 2022			September 30, 2021
$ in millions	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate - matched book	$124	$124	$1,498	$193	$193	$1,736
Interest rate - other (1)	168	197	13,845	144	122	15,087
Foreign exchange	—	6	876	3	—	826
Other	—	—	570	—	1	551
Subtotal	292	327	16,789	340	316	18,200
Derivatives designated as hedging instruments
Interest rate - other	1	—	850	—	—	850
Foreign exchange	—	7	1,049	2	—	939
Subtotal	1	7	1,899	2	—	1,789
Total gross fair value/notional amount	293	334	$18,688	342	316	$19,989
Offset on the Condensed Consolidated Statements of Financial Condition
Counterparty netting	(51)	(51)		(46)	(46)
Cash collateral netting	(59)	(12)		(41)	(42)
Total amounts offset	(110)	(63)		(87)	(88)
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	183	271		255	228
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
Financial instruments (2)	(128)	(124)		(205)	(193)
Total	$55	$147		$50	$35

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

	Three months ended March 31,		Six months ended March 31,
$ in millions	2022	2021	2022	2021
Interest rate (cash flow hedges)	$29	$19	$38	$24
Foreign exchange (net investment hedges)	(9)	(10)	(10)	(39)
Total gains/(losses) in AOCI, net of taxes	$20	$9	$28	$(15)

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for each of the three and six months ended March 31, 2022 and 2021. We expect to reclassify $1 million of interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is six years.

The following table details the gains/(losses) on derivatives not designated as hedging instruments recognized on the Condensed Consolidated Statements of Income and Comprehensive Income.

$ in millions		Three months ended March 31,		Six months ended March 31,
	Location of gain/(loss)	2022	2021	2022	2021
Interest rate	Principal transactions/other revenues	$7	$6	$10	$10
Foreign exchange	Other revenues	$(2)	$(4)	$(3)	$(30)
Other	Principal transactions	$(2)	$(2)	$1	$2

Risks associated with our derivatives and related risk mitigation

Credit risk

We are exposed to credit losses primarily in the event of nonperformance by the counterparties to derivatives that are not cleared through a clearing organization. Where we are subject to credit exposure, we perform a credit evaluation of counterparties prior to entering into derivative transactions and we continue to monitor their credit standings on an ongoing basis.  We may require initial margin or collateral from counterparties in the form of cash or other marketable securities to support certain of these obligations as established by the credit threshold specified by the agreement and/or as a result of monitoring the credit standing of the counterparties.

Our only exposure to credit risk on matched book derivatives is related to our uncollected derivative transaction fee revenues, which were insignificant as of both March 31, 2022 and September 30, 2021. We are not exposed to market risk on these derivatives due to the pass-through transaction structure described in Note 2 of our 2021 Form 10-K.

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

Derivatives with credit-risk-related contingent features

Certain of our derivative contracts contain provisions that require our debt to maintain an investment-grade rating from one or more of the major credit rating agencies. If our debt were to fall below investment-grade, the counterparties to the derivative instruments could terminate the derivative and request immediate payment, or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position was $11 million as of March 31, 2022 and was insignificant as of September 30, 2021.

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

	Collateralized agreements			Collateralized financings
$ in millions	Reverse repurchase agreements	Securities borrowed	Total	Repurchase agreements	Securities loaned	Total
March 31, 2022
Gross amounts of recognized assets/liabilities	$221	$350	$571	$140	$285	$425
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	221	350	571	140	285	425
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(221)	(337)	(558)	(140)	(260)	(400)
Net amounts	$—	$13	$13	$—	$25	$25
September 30, 2021
Gross amounts of recognized assets/liabilities	$279	$201	$480	$205	$72	$277
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	279	201	480	205	72	277
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(279)	(195)	(474)	(205)	(68)	(273)
Net amounts	$—	$6	$6	$—	$4	$4

The total amount of collateral received under reverse repurchase agreements and the total amount of collateral posted under repurchase agreements exceeds the carrying value of these agreements on our Condensed Consolidated Statements of Financial Condition.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Repurchase agreements and securities loaned accounted for as secured borrowings

The following table presents the remaining contractual maturity of repurchase agreements and securities lending transactions accounted for as secured borrowings.

$ in millions	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
March 31, 2022
Repurchase agreements:
Government and agency obligations	$71	$—	$—	$—	$71
Agency MBS and agency CMOs	69	—	—	—	69
Total repurchase agreements	140	—	—	—	140
Securities loaned:
Equity securities	285	—	—	—	285
Total collateralized financings	$425	$—	$—	$—	$425
September 30, 2021
Repurchase agreements:
Government and agency obligations	$122	$—	$—	$—	$122
Agency MBS and agency CMOs	83	—	—	—	83
Total repurchase agreements	205	—	—	—	205
Securities loaned:
Equity securities	72	—	—	—	72
Total collateralized financings	$277	$—	$—	$—	$277

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

$ in millions	March 31, 2022	September 30, 2021
Collateral we received that was available to be delivered or repledged	$3,734	$3,429
Collateral that we delivered or repledged	$1,045	$830

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

$ in millions	March 31, 2022	September 30, 2021
Had the right to deliver or repledge	$275	$368
Did not have the right to deliver or repledge	$89	$65
Bank loans, net pledged at the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank of Atlanta (“FRB”)	$6,033	$5,716

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

	March 31, 2022		September 30, 2021
$ in millions	Balance	%	Balance	%
C&I loans	$9,067	32%	$8,440	33%
CRE loans	3,321	12%	2,872	11%
REIT loans	1,408	5%	1,112	5%
Tax-exempt loans	1,287	5%	1,321	5%
Residential mortgage loans	5,945	21%	5,318	21%
SBL and other	6,904	24%	6,106	24%
Total loans held for investment	27,932	99%	25,169	99%
Held for sale loans	279	1%	145	1%
Total loans held for sale and investment	28,211	100%	25,314	100%
Allowance for credit losses	(328)		(320)
Bank loans, net	$27,883		$24,994
Accrued interest receivable on bank loans	$55		$48

The allowance for credit losses was 1.17% and 1.27% of the held for investment loan portfolio as of March 31, 2022 and September 30, 2021, respectively. Accrued interest receivables presented in the preceding table are reported in “Other receivables, net” on our Condensed Consolidated Statements of Financial Condition.

At March 31, 2022, the FHLB had a blanket lien on Raymond James Bank’s residential mortgage loan portfolio as security for the repayment of certain borrowings. See Note 16 of our 2021 Form 10-K for more information regarding borrowings from the FHLB.

Held for sale loans

Raymond James Bank originated or purchased $999 million and $1.97 billion of loans held for sale during the three and six months ended March 31, 2022, respectively, and $528 million and $1.11 billion during the three and six months ended March 31, 2021, respectively. The majority of these loans were purchases of the guaranteed portions of Small Business Administration (“SBA”) loans intended for resale in the secondary market as individual SBA loans or as securitized pools of SBA loans. Proceeds from the sales of these held for sale loans amounted to $339 million and $677 million during the three and six months ended March 31, 2022, respectively, and $207 million and $395 million during the three and six months ended March 31, 2021, respectively. Net gains resulting from such sales were insignificant in all periods during the three and six months ended March 31, 2022 and 2021.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Purchases and sales of loans held for investment

The following table presents purchases and sales of loans held for investment by portfolio segment.

$ in millions	C&I loans	Residential mortgage loans	Total
Three months ended March 31, 2022
Purchases	$441	$223	$664
Sales	$61	$—	$61
Six months ended March 31, 2022
Purchases	$780	$407	$1,187
Sales	$112	$—	$112
Three months ended March 31, 2021
Purchases	$538	$114	$652
Sales	$95	$—	$95
Six months ended March 31, 2021
Purchases	$660	$160	$820
Sales	$100	$—	$100

Sales in the preceding table represent the recorded investment (i.e., net of charge-offs and discounts or premiums) of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. As more fully described in Note 2 of our 2021 Form 10-K, corporate loan sales generally occur as part of our credit management activities.

Aging analysis of loans held for investment

The following table presents information on delinquency status of our loans held for investment.

$ in millions	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual with allowance	Nonaccrual with no allowance	Current and accruing	Total loans held for investment
March 31, 2022
C&I loans	$—	$—	$—	$57	$—	$9,010	$9,067
CRE loans	—	—	—	12	19	3,290	3,321
REIT loans	—	—	—	—	—	1,408	1,408
Tax-exempt loans	—	—	—	—	—	1,287	1,287
Residential mortgage loans	1	—	1	1	15	5,928	5,945
SBL and other	—	—	—	—	—	6,904	6,904
Total loans held for investment	$1	$—	$1	$70	$34	$27,827	$27,932

September 30, 2021
C&I loans	$—	$—	$—	$39	$—	$8,401	$8,440
CRE loans	—	—	—	—	20	2,852	2,872
REIT loans	—	—	—	—	—	1,112	1,112
Tax-exempt loans	—	—	—	—	—	1,321	1,321
Residential mortgage loans	2	—	2	2	13	5,301	5,318
SBL and other	—	—	—	—	—	6,106	6,106
Total loans held for investment	$2	$—	$2	$41	$33	$25,093	$25,169

The preceding table includes $92 million and $61 million at March 31, 2022 and September 30, 2021, respectively, of nonaccrual loans which were current pursuant to their contractual terms. The table also includes troubled debt restructurings (“TDRs”) of $12 million for both CRE loans and residential first mortgage loans at March 31, 2022, and $12 million and $13 million, respectively, at September 30, 2021.

Other real estate owned, included in “Other assets” on our Condensed Consolidated Statements of Financial Condition, was insignificant at both March 31, 2022 and September 30, 2021.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Collateral-dependent loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale of the underlying collateral. At March 31, 2022, we had $31 million of collateral-dependent CRE loans which were fully collateralized by retail, industrial, and healthcare real estate. At September 30, 2021, we had $20 million of collateral-dependent CRE loans which were fully collateralized by retail and industrial real estate. We had $7 million and $5 million of collateral-dependent residential loans at March 31, 2022 and September 30, 2021, respectively, which were fully collateralized by single family homes. The recorded investment in mortgage loans secured by one-to-four family residential properties for which formal foreclosure proceedings were in process was $6 million and $4 million at March 31, 2022 and September 30, 2021, respectively.

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

	March 31, 2022
	Loans by origination fiscal year
$ in millions	2022	2021	2020	2019	2018	Prior	Revolving loans	Total
C&I loans
Risk rating:
Pass	$415	$1,173	$1,326	$1,159	$1,391	$2,317	$1,050	$8,831
Special mention	—	—	30	39	—	69	7	145
Substandard	—	—	3	24	41	—	—	68
Doubtful	—	—	—	14	9	—	—	23
Total C&I loans	$415	$1,173	$1,359	$1,236	$1,441	$2,386	$1,057	$9,067

CRE loans
Risk rating:
Pass	$616	$578	$382	$399	$649	$340	$81	$3,045
Special mention	—	—	45	27	36	—	—	108
Substandard	—	—	—	45	80	43	—	168
Doubtful	—	—	—	—	—	—	—	—
Total CRE loans	$616	$578	$427	$471	$765	$383	$81	$3,321

REIT loans
Risk rating:
Pass	$94	$238	$103	$61	$25	$140	$553	$1,214
Special mention	—	—	—	13	11	138	5	167
Substandard	—	—	—	21	—	4	2	27
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$94	$238	$103	$95	$36	$282	$560	$1,408

Tax-exempt loans
Risk rating:
Pass	$—	$170	$58	$117	$197	$745	$—	$1,287
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$—	$170	$58	$117	$197	$745	$—	$1,287

Residential mortgage loans
Risk rating:
Pass	$1,250	$1,766	$1,105	$516	$321	$939	$19	$5,916
Special mention	—	1	—	2	—	4	—	7
Substandard	—	—	—	—	1	21	—	22
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$1,250	$1,767	$1,105	$518	$322	$964	$19	$5,945

SBL and other
Risk rating:
Pass	$5	$11	$24	$12	$—	$—	$6,852	$6,904
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total SBL and other	$5	$11	$24	$12	$—	$—	$6,852	$6,904

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

The following table presents the held for investment residential mortgage loan portfolio by FICO score and by LTV ratio at origination.

$ in millions	March 31, 2022	September 30, 2021
FICO score:
Below 600	$67	$67
600 - 699	445	416
700 - 799	4,298	3,772
800 +	1,129	1,058
FICO score not available	6	5
Total	$5,945	$5,318

LTV ratio:
Below 80%	$4,666	$4,123
80%+	1,279	1,195
Total	$5,945	$5,318

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Allowance for credit losses

The following table presents changes in the allowance for credit losses on held for investment bank loans by portfolio segment.

$ in millions	C&I loans	CRE loans	REIT loans	Tax-exempt loans	Residential mortgage loans	SBL and other	Total
Three months ended March 31, 2022
Balance at beginning of period	$179	$72	$22	$2	$30	$3	$308
Provision/(benefit) for credit losses	17	(1)	3	—	2	—	21
Net (charge-offs)/recoveries:
Charge-offs	(1)	—	—	—	—	—	(1)
Recoveries	—	—	—	—	—	—	—
Net (charge-offs)/recoveries	(1)	—	—	—	—	—	(1)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of period	$195	$71	$25	$2	$32	$3	$328

Six months ended March 31, 2022
Balance at beginning of period	$191	$66	$22	$2	$35	$4	$320
Provision/(benefit) for credit losses	7	5	3	—	(4)	(1)	10
Net (charge-offs)/recoveries:
Charge-offs	(3)	—	—	—	—	—	(3)
Recoveries	—	—	—	—	1	—	1
Net (charge-offs)/recoveries	(3)	—	—	—	1	—	(2)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of period	$195	$71	$25	$2	$32	$3	$328

Three months ended March 31, 2021
Balance at beginning of period	$198	$112	$30	$2	$33	$3	$378
Provision/(benefit) for credit losses	7	(39)	6	—	(7)	1	(32)
Net (charge-offs)/recoveries:
Charge-offs	(2)	—	—	—	—	—	(2)
Recoveries	—	—	—	—	—	—	—
Net (charge-offs)/recoveries	(2)	—	—	—	—	—	(2)
Foreign exchange translation adjustment	—	1	—	—	—	—	1
Balance at end of period	$203	$74	$36	$2	$26	$4	$345

Six months ended March 31, 2021
Balance at beginning of period	$200	$81	$36	$14	$18	$5	$354
Impact of CECL adoption	19	(11)	(9)	(12)	24	(2)	9
Provision/(benefit) for credit losses	(15)	3	9	—	(16)	1	(18)
Net (charge-offs)/recoveries:
Charge-offs	(2)	—	—	—	—	—	(2)
Recoveries	—	—	—	—	—	—	—
Net (charge-offs)/recoveries	(2)	—	—	—	—	—	(2)
Foreign exchange translation adjustment	1	1	—	—	—	—	2
Balance at end of period	$203	$74	$36	$2	$26	$4	$345

The allowance for credit losses on held for investment bank loans increased $20 million and $8 million during the three and six months ended March 31, 2022, respectively, primarily due to loan growth.

The allowance for credit losses on unfunded lending commitments, which is included in “Other payables” on our Condensed Consolidated Statements of Financial Condition, was $12 million at both March 31, 2022 and December 31, 2021 and $13 million at September 30, 2021.

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

$ in millions	March 31, 2022	September 30, 2021
Currently affiliated with the firm (1)	$1,144	$1,074
No longer affiliated with the firm (2)	9	10
Total loans to financial advisors	1,153	1,084
Allowance for credit losses	(29)	(27)
Loans to financial advisors, net	$1,124	$1,057
Accrued interest receivable on loans to financial advisors	$5	$4
Allowance for credit losses as a percent of the loan portfolio	2.52%	2.49%

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

VIEs where we are the primary beneficiary

Of the VIEs in which we hold an interest, we have determined that certain limited partnerships which are part of our private equity portfolio (“Private Equity Interests”), certain Low-Income Housing Tax Credit (“LIHTC”) funds, and the trust we utilize in connection with restricted stock unit (“RSU”) awards granted to certain employees of one of our Canadian subsidiaries (the “Restricted Stock Trust Fund”) require consolidation in our financial statements, as we are deemed the primary beneficiary of such VIEs.  The aggregate assets and liabilities of the VIEs we consolidate are provided in the following table. Aggregate assets and aggregate liabilities may differ from the consolidated carrying value of assets and liabilities due to the elimination of intercompany assets and liabilities held by the consolidated VIE.

$ in millions	Aggregate assets	Aggregate liabilities
March 31, 2022
LIHTC funds	$129	$39
Restricted Stock Trust Fund	25	25
Total	$154	$64

September 30, 2021
Private Equity Interests	$66	$4
LIHTC funds	111	52
Restricted Stock Trust Fund	15	15
Total	$192	$71

During the six months ended March 31, 2022, due to regulatory holding period limitations we exited or restructured our Private Equity Interests which were previously consolidated. See Note 4 for further information.

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

$ in millions	March 31, 2022	September 30, 2021
Assets:
Cash and cash equivalents and assets segregated for regulatory purposes and restricted cash	$6	$10
Other investments	—	63
Other assets	125	105
Total assets	$131	$178
Liabilities:
Other payables	$27	$45
Other borrowings	2	—
Total liabilities	$29	$45
Noncontrolling interests	$5	$58

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

	March 31, 2022			September 30, 2021
$ in millions	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
Private Equity Interests	$6,638	$103	$118	$7,318	$47	$82
LIHTC funds	7,588	2,421	21	7,032	2,280	71
Other	159	122	3	519	155	10
Total	$14,385	$2,646	$142	$14,869	$2,482	$163

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 11 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

Our goodwill and identifiable intangible assets result from various acquisitions. During the six months ended March 31, 2022, we acquired Charles Stanley, which resulted in goodwill and identifiable intangible assets. See Note 3 for additional information on this acquisition and the related goodwill and identifiable intangible assets. See Notes 2 and 11 of our 2021 Form 10-K for additional information about our goodwill and intangible assets, including the related accounting policies.

We perform goodwill and indefinite-lived intangible asset impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value or indicate that the asset is impaired.  We performed our latest annual impairment testing for our goodwill and indefinite-lived intangible assets as of our January 1, 2022 evaluation date, evaluating balances as of December 31, 2021. In that testing, we performed a qualitative impairment assessment for each of our reporting units that had goodwill, as well as for our indefinite-lived intangible assets. Based upon the outcome of our qualitative assessments, no impairment was identified.

Our qualitative assessments consider macroeconomic indicators, such as trends in equity and fixed income markets, gross domestic product, labor markets, interest rates, and housing markets. We also consider regulatory changes, reporting unit specific results, and changes in key personnel and strategy. Changes in these indicators, and our ability to respond to such changes, may trigger the need for impairment testing at a point other than our annual assessment date.

Subsequent to this annual impairment testing, and as a result of the recent market uncertainty due to the potential indirect effects of the Russian invasion of Ukraine (“the Ukraine conflict”), we performed an evaluation to determine whether the impacts resulting from the Ukraine conflict were indicators triggering additional impairment tests as of March 31, 2022. As a result of our assessments, we concluded that the fair value of our reporting units had not more likely than not been reduced below their respective carrying values and that the negative impact of the Ukraine conflict on our fiscal second quarter of 2022 was not a triggering event to perform a quantitative test.

NOTE 12 - OTHER ASSETS

The following table details the components of other assets. See Note 2 of our 2021 Form 10-K for a discussion of the accounting polices related to certain of these components.

$ in millions	March 31, 2022	September 30, 2021
Investments in company-owned life insurance policies	$973	$952
Property and equipment, net	493	499
Lease right-of-use (“ROU”) asset	441	446
Prepaid expenses	147	127
Investments in FHLB and FRB stock	72	72
All other	207	161
Total other assets	$2,333	$2,257

See Note 13 of our 2021 Form 10-K for further information regarding our property and equipment and Note 13 of this Form 10-Q and Note 14 of our 2021 Form 10-K for further information regarding our leases.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 – LEASES

The following table presents the balances related to our leases on our Condensed Consolidated Statements of Financial Condition. See Note 2 and 14 of our 2021 Form 10-K for additional information related to our leases, including a discussion of our accounting policies.

$ in millions	March 31, 2022	September 30, 2021
ROU assets (included in Other assets)	$441	$446
Lease liabilities (included in Other payables)	$446	$450

Lease liabilities as of March 31, 2022 excluded $49 million of minimum lease payments related to lease arrangements that were signed but not yet commenced. These leases are estimated to commence between dates later in fiscal year 2022 and fiscal year 2025 with lease terms ranging from one to 11 years.

Lease expense

The following table details the components of lease expense, which is included in “Occupancy and equipment” expense on our Condensed Consolidated Statements of Income and Comprehensive Income.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2022	2021	2022	2021
Lease costs	$29	27	$57	54
Variable lease costs	$8	7	$15	13

Variable lease costs in the preceding table include payments required under lease arrangements for common area maintenance charges and other variable costs that are not reflected in the measurement of ROU assets and lease liabilities.

NOTE 14 – BANK DEPOSITS

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

	March 31, 2022		September 30, 2021
$ in millions	Balance	Weighted-average rate	Balance	Weighted-average rate
Savings and money market accounts	$33,574	0.01%	$31,415	0.01%
Certificates of deposit	701	1.83%	878	1.87%
NOW accounts	371	1.00%	164	1.84%
Demand deposits (non-interest-bearing)	39	—	38	—
Total bank deposits	$34,685	0.06%	$32,495	0.07%

Total bank deposits in the preceding table exclude affiliate deposits of $409 million and $301 million at March 31, 2022 and September 30, 2021, respectively. As of March 31, 2022, these affiliate deposits included $255 million, $89 million, and $65 million held in deposit accounts at Raymond James Bank on behalf of RJF, Raymond James Trust Company of New Hampshire, and Raymond James Capital Services, respectively.

Savings and money market accounts in the preceding table consist primarily of deposits that are cash balances swept to Raymond James Bank from the client investment accounts maintained at Raymond James & Associates, Inc. (“RJ&A”). These balances are held in Federal Deposit Insurance Corporation (“FDIC”)-insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”). The aggregate amount of individual time deposit account balances that exceeded the FDIC insurance limit at March 31, 2022 was approximately $43 million.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the scheduled maturities of certificates of deposit.

	March 31, 2022		September 30, 2021
$ in millions	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
Three months or less	$50	$30	$22	$87
Over three through six months	20	27	21	76
Over six through twelve months	35	112	32	54
Over one through two years	69	172	93	170
Over two through three years	7	151	37	166
Over three through four years	8	5	6	99
Over four through five years	9	6	9	6
Total certificates of deposit	$198	$503	$220	$658

Interest expense on deposits, excluding interest expense related to affiliate deposits, is summarized in the following table.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2022	2021	2022	2021
Savings, money market, and NOW accounts	$2	$2	$4	$3
Certificates of deposit	3	4	7	9
Total interest expense on deposits	$5	$6	$11	$12

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

Effective tax rate

Our effective income tax rate of 22.4% for the six months ended March 31, 2022 was higher than the 21.7% effective tax rate for our fiscal year 2021. The higher effective income tax rate for the six months ended March 31, 2022 primarily resulted from the negative impact of nondeductible valuation losses associated with our company-owned life insurance policies that were recognized during the current year-to-date period compared to fiscal year 2021 which had non-taxable gains, partially offset by the impact of a larger current year tax benefit related to share-based compensation that vested during the year.

Uncertain tax positions

Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is reasonably possible that our uncertain tax position liability balance may decrease within the next 12 months by up to $13 million as a result of the expiration of statutes of limitations and the completion of tax authorities’ examinations.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 16 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Underwriting commitments

In the normal course of business, we enter into commitments for debt and equity underwritings. As of March 31, 2022, we had seven such open underwriting commitments, of which all but one were subsequently settled in open market transactions and none of which resulted in a significant loss.

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

$ in millions	March 31, 2022	September 30, 2021
Open-end consumer lines of credit (primarily SBL)	$20,686	$17,515
Commercial lines of credit	$2,259	$2,075
Unfunded lending commitments	$605	$548
Standby letters of credit	$38	$22

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

Investment commitments

We had unfunded commitments to various investments, including private equity investments and certain Raymond James Bank investments, of $30 million as of March 31, 2022.

Other commitments

Raymond James Affordable Housing Investments, Inc. (“RJAHI”), formerly known as Raymond James Tax Credit Funds, Inc., sells investments in project partnerships to various LIHTC funds, which have third-party investors, and for which RJAHI serves as the managing member or general partner. RJAHI typically sells investments in project partnerships to LIHTC funds within 90 days of their acquisition. Until such investments are sold to LIHTC funds, RJAHI is responsible for funding investment

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
commitments to such partnerships. As of March 31, 2022, RJAHI had committed approximately $189 million to project partnerships that had not yet been sold to LIHTC funds. Because we expect to sell these project partnerships to LIHTC funds and the equity funding events arise over future periods, the contractual commitments are not expected to materially impact our future liquidity requirements. RJAHI may also make short-term loans or advances to project partnerships and LIHTC funds.

For information regarding our acquisition commitments associated with our announced acquisitions of TriState Capital and SumRidge Partners see Note 3 of this Form 10-Q. For information regarding our lease commitments see Note 13 of this Form 10-Q and for information on the maturities of our lease liabilities see Note 14 of our 2021 Form 10-K.

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

There are certain matters for which we are unable to estimate the upper end of the range of reasonably possible loss. With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss as of March 31, 2022, we estimated the upper end of the range of reasonably possible aggregate loss to be approximately $85 million in excess of the aggregate accruals for such matters.  Refer to Note 2 of our 2021 Form 10-K for a discussion of our criteria for recognizing liabilities for contingencies.

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

$ in millions	Net investment hedges	Currency translations	Subtotal: net investment hedges and currency translations	Available- for-sale securities	Cash flow hedges	Total
Three months ended March 31, 2022
AOCI as of beginning of period	$80	$(89)	$(9)	$(60)	$(18)	$(87)
OCI:
OCI before reclassifications and taxes	(12)	(2)	(14)	(433)	35	(412)
Amounts reclassified from AOCI, before tax	—	—	—	—	4	4
Pre-tax net OCI	(12)	(2)	(14)	(433)	39	(408)
Income tax effect	3	—	3	113	(10)	106
OCI for the period, net of tax	(9)	(2)	(11)	(320)	29	(302)
AOCI as of end of period	$71	$(91)	$(20)	$(380)	$11	$(389)

Six months ended March 31, 2022
AOCI as of beginning of period	$81	$(90)	$(9)	$(5)	$(27)	$(41)
OCI:
OCI before reclassifications and taxes	(14)	(1)	(15)	(505)	43	(477)
Amounts reclassified from AOCI, before tax	—	—	—	—	8	8
Pre-tax net OCI	(14)	(1)	(15)	(505)	51	(469)
Income tax effect	4	—	4	130	(13)	121
OCI for the period, net of tax	(10)	(1)	(11)	(375)	38	(348)
AOCI as of end of period	$71	$(91)	$(20)	$(380)	$11	$(389)

Three months ended March 31, 2021
AOCI as of beginning of period	$86	$(93)	$(7)	$72	$(48)	$17
OCI:
OCI before reclassifications and taxes	(13)	12	(1)	(102)	22	(81)
Amounts reclassified from AOCI, before tax	—	—	—	—	4	4
Pre-tax net OCI	(13)	12	(1)	(102)	26	(77)
Income tax effect	3	—	3	26	(7)	22
OCI for the period, net of tax	(10)	12	2	(76)	19	(55)
AOCI as of end of period	$76	$(81)	$(5)	$(4)	$(29)	$(38)

Six months ended March 31, 2021
AOCI as of beginning of period	$115	$(140)	$(25)	$89	$(53)	$11
OCI:
OCI before reclassifications and taxes	(51)	57	6	(120)	25	(89)
Amounts reclassified from AOCI, before tax	—	2	2	(5)	8	5
Pre-tax net OCI	(51)	59	8	(125)	33	(84)
Income tax effect	12	—	12	32	(9)	35
OCI for the period, net of tax	(39)	59	20	(93)	24	(49)
AOCI as of end of period	$76	$(81)	$(5)	$(4)	$(29)	$(38)

Reclassifications from AOCI to net income, excluding taxes, for the three and six months ended March 31, 2022 were recorded in “Interest expense” on the Condensed Consolidated Statements of Income and Comprehensive Income. Reclassifications from AOCI to net income, excluding taxes, for the three and six months ended March 31, 2021 were primarily recorded in “Other” revenues and “Interest expense” on the Condensed Consolidated Statements of Income and Comprehensive Income.

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

	Three months ended March 31, 2022
$ in millions	Private Client Group	Capital Markets	Asset Management	Raymond James Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,245	$1	$226	$—	$(8)	$1,464
Brokerage revenues:
Securities commissions:
Mutual and other fund products	166	2	2	—	(1)	169
Insurance and annuity products	110	—	—	—	—	110
Equities, exchange-traded funds (“ETFs”) and fixed income products	105	38	—	—	—	143
Subtotal securities commissions	381	40	2	—	(1)	422
Principal transactions (1)	16	126	—	—	—	142
Total brokerage revenues	397	166	2	—	(1)	564
Account and service fees:
Mutual fund and annuity service fees	109	—	—	—	—	109
RJBDP fees	69	—	—	—	(49)	20
Client account and other fees	53	2	6	—	(11)	50
Total account and service fees	231	2	6	—	(60)	179
Investment banking:
Merger & acquisition and advisory	—	139	—	—	—	139
Equity underwriting	9	52	—	—	—	61
Debt underwriting	—	35	—	—	—	35
Total investment banking	9	226	—	—	—	235
Other:
Tax credit fund revenues	—	15	—	—	—	15
All other (1)	6	1	—	8	(3)	12
Total other	6	16	—	8	(3)	27
Total non-interest revenues	1,888	411	234	8	(72)	2,469
Interest income (1)	37	5	—	199	1	242
Total revenues	1,925	416	234	207	(71)	2,711
Interest expense	(3)	(3)	—	(10)	(22)	(38)
Net revenues	$1,922	$413	$234	$197	$(93)	$2,673

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended March 31, 2021
$ in millions	Private Client Group	Capital Markets	Asset Management	Raymond James Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$979	$—	$201	$—	$(7)	$1,173
Brokerage revenues:
Securities commissions:
Mutual and other fund products	183	1	3	—	(1)	186
Insurance and annuity products	109	—	—	—	—	109
Equities, ETFs and fixed income products	108	40	—	—	—	148
Subtotal securities commissions	400	41	3	—	(1)	443
Principal transactions (1)	13	135	—	—	—	148
Total brokerage revenues	413	176	3	—	(1)	591
Account and service fees:
Mutual fund and annuity service fees	99	—	—	—	—	99
RJBDP fees	63	1	—	—	(45)	19
Client account and other fees	42	2	5	—	(8)	41
Total account and service fees	204	3	5	—	(53)	159
Investment banking:
Merger & acquisition and advisory	—	122	—	—	—	122
Equity underwriting	16	67	—	—	—	83
Debt underwriting	—	37	—	—	—	37
Total investment banking	16	226	—	—	—	242
Other:
Tax credit fund revenues	—	24	—	—	—	24
All other (1)	8	1	—	5	6	20
Total other	8	25	—	5	6	44
Total non-interest revenues	1,620	430	209	5	(55)	2,209
Interest income (1)	30	5	—	165	—	200
Total revenues	1,650	435	209	170	(55)	2,409
Interest expense	(3)	(2)	—	(10)	(22)	(37)
Net revenues	$1,647	$433	$209	$160	$(77)	$2,372

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended March 31, 2022
$ in millions	Private Client Group	Capital Markets	Asset Management	Raymond James Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$2,407	$2	$453	$—	$(16)	$2,846
Brokerage revenues:
Securities commissions:
Mutual and other fund products	337	4	4	—	(1)	344
Insurance and annuity products	221	—	—	—	—	221
Equities, ETFs and fixed income products	209	73	—	—	—	282
Subtotal securities commissions	767	77	4	—	(1)	847
Principal transactions (1)	27	248	—	—	—	275
Total brokerage revenues	794	325	4	—	(1)	1,122
Account and service fees:
Mutual fund and annuity service fees	223	—	—	—	(1)	222
RJBDP fees	136	—	—	—	(99)	37
Client account and other fees	102	4	12	—	(21)	97
Total account and service fees	461	4	12	—	(121)	356
Investment banking:
Merger & acquisition and advisory	—	410	—	—	—	410
Equity underwriting	22	149	—	—	—	171
Debt underwriting	—	79	—	—	—	79
Total investment banking	22	638	—	—	—	660
Other:
Tax credit fund revenues	—	50	—	—	—	50
All other (1)	13	3	1	14	(3)	28
Total other	13	53	1	14	(3)	78
Total non-interest revenues	3,697	1,022	470	14	(141)	5,062
Interest income (1)	70	10	—	386	1	467
Total revenues	3,767	1,032	470	400	(140)	5,529
Interest expense	(6)	(5)	—	(20)	(44)	(75)
Net revenues	$3,761	$1,027	$470	$380	$(184)	$5,454

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended March 31, 2021
$ in millions	Private Client Group	Capital Markets	Asset Management	Raymond James Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,864	$2	$389	$—	$(15)	$2,240
Brokerage revenues:
Securities commissions:
Mutual and other fund products	331	3	5	—	(2)	337
Insurance and annuity products	207	—	—	—	—	207
Equities, ETFs and fixed income products	203	77	—	—	—	280
Subtotal securities commissions	741	80	5	—	(2)	824
Principal transactions (1)	25	269	—	1	—	295
Total brokerage revenues	766	349	5	1	(2)	1,119
Account and service fees:
Mutual fund and annuity service fees	193	—	—	—	—	193
RJBDP fees	127	1	—	—	(88)	40
Client account and other fees	74	4	9	—	(16)	71
Total account and service fees	394	5	9	—	(104)	304
Investment banking:
Merger & acquisition and advisory	—	271	—	—	—	271
Equity underwriting	22	127	—	—	—	149
Debt underwriting	—	83	—	—	—	83
Total investment banking	22	481	—	—	—	503
Other:
Tax credit fund revenues	—	40	—	—	—	40
All other (1)	13	4	1	14	28	60
Total other	13	44	1	14	28	100
Total non-interest revenues	3,059	881	404	15	(93)	4,266
Interest income (1)	60	8	—	333	2	403
Total revenues	3,119	889	404	348	(91)	4,669
Interest expense	(5)	(4)	—	(21)	(45)	(75)
Net revenues	$3,114	$885	$404	$327	$(136)	$4,594

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

At March 31, 2022 and September 30, 2021, net receivables related to contracts with customers were $378 million and $416 million, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 19 – INTEREST INCOME AND INTEREST EXPENSE

The following table details the components of interest income and interest expense.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2022	2021	2022	2021
Interest income:
Cash and cash equivalents	$3	$2	$6	$6
Assets segregated for regulatory purposes and restricted cash	7	5	11	8
Available-for-sale securities	25	21	47	44
Brokerage client receivables	21	19	42	37
Bank loans, net of unearned income and deferred expenses	171	142	335	287
All other	15	11	26	21
Total interest income	$242	$200	$467	$403
Interest expense:
Bank deposits	$5	$6	$11	$12
Brokerage client payables	—	1	1	2
Other borrowings	4	5	9	10
Senior notes payable	23	24	46	48
All other	6	1	8	3
Total interest expense	38	37	75	75
Net interest income	204	163	392	328
Bank loan (provision)/benefit for credit losses	(21)	32	(10)	18
Net interest income after bank loan (provision)/benefit for credit losses	$183	$195	$382	$346

Interest expense related to bank deposits in the preceding table excludes interest expense associated with affiliate deposits, which has been eliminated in consolidation.

NOTE 20 – SHARE-BASED COMPENSATION

We have one share-based compensation plan, The Amended and Restated 2012 Stock Incentive Plan (“the Plan”), for our employees, Board of Directors and independent contractor financial advisors. Generally, we reissue our treasury shares under the Plan; however, we are also permitted to issue new shares. The majority of our share-based compensation awards are issued during the fiscal first quarter of each year.  Our share-based compensation accounting policies are described in Note 2 of our 2021 Form 10-K.  Other information related to our share-based awards is presented in Note 23 of our 2021 Form 10-K.

During the three and six months ended March 31, 2022, we granted approximately 550 thousand and 2.9 million RSUs, respectively, with a weighted-average grant-date fair value of $107.06 and $98.86, respectively, compared with approximately 225 thousand and 2.3 million RSUs granted during the three and six months ended March 31, 2021 with a weighted-average grant-date fair value of $77.82 and $62.42, respectively (as adjusted for the September 21, 2021 three-for-two stock split described in Note 1 of this Form 10-Q). For the three and six months ended March 31, 2022, total share-based compensation amortization related to RSUs was $41 million and $105 million, respectively, compared with $30 million and $72 million for the three and six months ended March 31, 2021, respectively.

As of March 31, 2022, there were $348 million of total pre-tax compensation costs not yet recognized (net of estimated forfeitures) related to RSUs, including those granted during the six months ended March 31, 2022. These costs are expected to be recognized over a weighted-average period of 3.2 years.

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

Under these rules, minimum requirements are established for both the quantity and quality of capital held by banking organizations. RJF and Raymond James Bank are required to maintain minimum ratios of common equity tier 1 (“CET1”), tier 1 capital and total capital to risk-weighted assets, as well as minimum leverage ratios (defined as tier 1 capital divided by adjusted average assets). These capital ratios incorporate quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under the regulatory capital rules and are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. RJF and Raymond James Bank each calculate these ratios in order to assess compliance with both regulatory requirements and their internal capital policies. In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. As of March 31, 2022, both RJF’s and Raymond James Bank’s capital levels exceeded the capital conservation buffer requirement and were each categorized as “well-capitalized.”

For further discussion of regulatory capital requirements applicable to certain of our businesses and subsidiaries, see Note 24 of our 2021 Form 10-K.

To meet requirements for capital adequacy or to be categorized as “well-capitalized,” RJF must maintain minimum CET1, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJF as of March 31, 2022:
CET1	$7,921	23.9%	$1,492	4.5%	$2,155	6.5%
Tier 1 capital	$7,921	23.9%	$1,989	6.0%	$2,652	8.0%
Total capital	$8,297	25.0%	$2,652	8.0%	$3,315	10.0%
Tier 1 leverage	$7,921	11.1%	$2,854	4.0%	$3,567	5.0%

RJF as of September 30, 2021:
CET1	$7,428	25.0%	$1,337	4.5%	$1,932	6.5%
Tier 1 capital	$7,428	25.0%	$1,783	6.0%	$2,377	8.0%
Total capital	$7,780	26.2%	$2,377	8.0%	$2,972	10.0%
Tier 1 leverage	$7,428	12.6%	$2,363	4.0%	$2,954	5.0%

As of March 31, 2022, RJF’s regulatory capital increase compared to September 30, 2021 was driven by an increase in equity, due to positive earnings net of dividends, partially offset by an increase in goodwill and intangible assets arising from the Charles Stanley acquisition (See Note 3 for further information). RJF’s Tier 1 and Total capital ratios decreased compared to September 30, 2021, resulting from an increase in risk-weighted assets, partially offset by the increase in regulatory capital. The increase in risk-weighted assets was primarily driven by increases in our bank loan portfolio and an increase in assets segregated for regulatory purposes and restricted cash arising from the acquisition of Charles Stanley. RJF’s Tier 1 leverage ratio as of March 31, 2022 decreased compared to September 30, 2021 due to increased average assets, driven by the growth in assets segregated for regulatory purposes and restricted cash, bank loans, and available-for-sale securities. The increase in average assets was partially offset by the increase in regulatory capital.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

To meet the requirements for capital adequacy or to be categorized as “well-capitalized,” Raymond James Bank must maintain CET1, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
Raymond James Bank as of March 31, 2022:
CET1	$2,752	12.6%	$981	4.5%	$1,417	6.5%
Tier 1 capital	$2,752	12.6%	$1,308	6.0%	$1,745	8.0%
Total capital	$3,025	13.9%	$1,745	8.0%	$2,181	10.0%
Tier 1 leverage	$2,752	7.2%	$1,524	4.0%	$1,905	5.0%

Raymond James Bank as of September 30, 2021:
CET1	$2,626	13.4%	$883	4.5%	$1,275	6.5%
Tier 1 capital	$2,626	13.4%	$1,177	6.0%	$1,569	8.0%
Total capital	$2,873	14.6%	$1,569	8.0%	$1,962	10.0%
Tier 1 leverage	$2,626	7.4%	$1,411	4.0%	$1,763	5.0%

As of March 31, 2022, Raymond James Bank’s regulatory capital increased compared to September 30, 2021, driven by an increase in equity due to positive earnings, offset by dividends paid to RJF. Raymond James Bank’s Tier 1 capital and Total capital ratios decreased compared to September 30, 2021, due to an increase in risk-weighted assets, primarily resulting from increases in our bank loan portfolio and available-for-sale securities, partially offset by the increase in regulatory capital. Raymond James Bank’s Tier 1 leverage ratio as of March 31, 2022 decreased compared to September 30, 2021, driven by growth in bank loans and available-for-sale securities.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. The following table presents the net capital position of RJ&A.

$ in millions	March 31, 2022	September 30, 2021
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	42.9%	72.1%
Net capital	$1,271	$2,035
Less: required net capital	(59)	(56)
Excess net capital	$1,212	$1,979

The decrease in RJ&A’s net capital and excess net capital as of March 31, 2022 as compared to September 30, 2021 reflected the impact of significant dividends from RJ&A to RJF during the six months ended March 31, 2022.

As of March 31, 2022, all of our other active regulated domestic and international subsidiaries were in compliance with and exceeded all applicable capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 22 – EARNINGS PER SHARE

All share, earnings per share, and dividends per share information has been retroactively adjusted to reflect the September 21, 2021 three-for-two stock split described in Note 1 of this Form-Q.

The following table presents the computation of basic and diluted earnings per common share.

	Three months ended March 31,		Six months ended March 31,
in millions, except per share amounts	2022	2021	2022	2021
Income for basic earnings per common share:
Net income	$323	$355	$769	$667
Less allocation of earnings and dividends to participating securities	—	—	(1)	(1)
Net income attributable to RJF common shareholders	$323	$355	$768	$666
Income for diluted earnings per common share:
Net income	$323	$355	$769	$667
Less allocation of earnings and dividends to participating securities	—	—	(1)	(1)
Net income attributable to RJF common shareholders	$323	$355	$768	$666
Common shares:
Average common shares in basic computation	207.7	206.7	207.0	206.0
Dilutive effect of outstanding stock options and certain RSUs	5.3	5.1	5.6	4.6
Average common and common equivalent shares used in diluted computation	213.0	211.8	212.6	210.6
Earnings per common share:
Basic	$1.56	$1.72	$3.71	$3.23
Diluted	$1.52	$1.68	$3.61	$3.16
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	—	0.2	0.5	0.3

The allocation of earnings and dividends to participating securities in the preceding table represents dividends paid during the period to participating securities, consisting of certain RSUs, plus an allocation of undistributed earnings to such participating securities. Participating securities and related dividends paid on these participating securities were insignificant for each of the three and six months ended March 31, 2022 and 2021.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are detailed in the following table for each respective period.

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Dividends per common share - declared	$0.34	$0.26	$0.68	$0.52
Dividends per common share - paid	$0.34	$0.26	$0.60	$0.51

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

The following table presents information concerning operations in these segments.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2022	2021	2022	2021
Net revenues:
Private Client Group	$1,922	$1,647	$3,761	$3,114
Capital Markets	413	433	1,027	885
Asset Management	234	209	470	404
Raymond James Bank	197	160	380	327
Other	(18)	(12)	(33)	(8)
Intersegment eliminations	(75)	(65)	(151)	(128)
Total net revenues	$2,673	$2,372	$5,454	$4,594
Pre-tax income/(loss):
Private Client Group	$213	$192	$408	$332
Capital Markets	87	105	288	234
Asset Management	103	87	210	170
Raymond James Bank	83	111	185	182
Other	(53)	(48)	(100)	(72)
Total pre-tax income	$433	$447	$991	$846

No individual client accounted for more than ten percent of revenues in any of the periods presented.

The following table presents our net interest income on a segment basis.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2022	2021	2022	2021
Net interest income/(expense):
Private Client Group	$34	$27	$64	$55
Capital Markets	2	3	5	4
Raymond James Bank	189	155	366	312
Other	(21)	(22)	(43)	(43)
Net interest income	$204	$163	$392	$328

The following table presents our total assets on a segment basis.

$ in millions	March 31, 2022	September 30, 2021
Total assets:
Private Client Group (1)	$29,718	$20,270
Capital Markets	2,358	2,457
Asset Management	462	476
Raymond James Bank	38,167	36,154
Other	2,396	2,534
Total	$73,101	$61,891
(1)    The March 31, 2022 balance reflects the assets of Charles Stanley which was acquired on January 21, 2022. See Note 3 of this Form 10-Q for further discussion.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents goodwill, which was included in our total assets, on a segment basis.

$ in millions	March 31, 2022	September 30, 2021
Goodwill:
Private Client Group (1)	$575	$417
Capital Markets	174	174
Asset Management	69	69
Total	$818	$660

(1)    As of March 31, 2022, this balance includes £121 million, or $159 million, of goodwill arising from our acquisition of Charles Stanley on January 21, 2022. See Note 3 of this Form 10-Q for further discussion.
We have operations in the U.S., Canada and Europe. Substantially all long-lived assets are located in the U.S.  The following table presents our net revenues and pre-tax income classified by major geographic area in which they were earned.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2022	2021	2022	2021
Net revenues:
U.S.	$2,430	$2,194	$5,019	$4,273
Canada	129	130	266	235
Europe	114	48	169	86
Total	$2,673	$2,372	$5,454	$4,594
Pre-tax income:
U.S.	$406	$415	$937	$812
Canada	14	25	32	26
Europe	13	7	22	8
Total	$433	$447	$991	$846
The following table presents our total assets by major geographic area in which they were held.

$ in millions	March 31, 2022	September 30, 2021
Total assets:
U.S.	$65,777	$57,952
Canada	4,059	3,724
Europe (1)	3,265	215
Total	$73,101	$61,891

(1)    The March 31, 2022 balance reflects the assets of Charles Stanley which was acquired on January 21, 2022. See Note 3 of this Form 10-Q for further discussion.
The following table presents goodwill, which was included in our total assets, classified by major geographic area in which it was held.

$ in millions	March 31, 2022	September 30, 2021
Goodwill:
U.S.	$619	$619
Canada	25	25
Europe (1)	174	16
Total	$818	$660

(1)    As of March 31, 2022, this balance includes £121 million, or $159 million, of goodwill arising from our acquisition of Charles Stanley on January 21, 2022. See Note 3 of this Form 10-Q for further discussion.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

FACTORS AFFECTING “FORWARD-LOOKING STATEMENTS”

Certain statements made in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning future strategic objectives, business prospects, anticipated savings, financial results (including expenses, earnings, liquidity, cash flow and capital expenditures), industry or market conditions, demand for and pricing of our products, acquisitions (including our announced acquisitions of TriState Capital and SumRidge Partners), divestitures, anticipated results of litigation, regulatory developments, and general economic conditions.  In addition, words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “projects,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. Forward-looking statements are not guarantees, and they involve risks, uncertainties and assumptions. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from those expressed in the forward-looking statements.  We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in our filings with the SEC from time to time, including our most recent Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, which are available at www.raymondjames.com and the SEC’s website at www.sec.gov. We expressly disclaim any obligation to update any forward-looking statement in the event it later turns out to be inaccurate, whether as a result of new information, future events or otherwise.

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

EXECUTIVE OVERVIEW

Quarter ended March 31, 2022 compared with the quarter ended March 31, 2021

For our fiscal second quarter of 2022, we generated net revenues of $2.67 billion, an increase of 13% compared with the prior-year quarter, while pre-tax income of $433 million decreased 3%. The decrease in pre-tax income was primarily due to a provision for loan losses in the current-year quarter compared with a benefit in the prior-year quarter. Our net income of $323 million decreased 9%, and our earnings per diluted share were $1.52, reflecting a 10% decrease. Our annualized return on equity (“ROE”) for the quarter was 15.0%, compared with 19.0% for the prior-year quarter, and our annualized return on tangible common equity (“ROTCE”) was 16.8%(1), compared with 21.2%(1) for the prior-year quarter.

Excluding acquisition-related expenses of $11 million, our adjusted net income was $331 million(1) and our adjusted earnings per diluted share were $1.55(1). Adjusted annualized ROE for the quarter was 15.4%(1) and adjusted annualized ROTCE was 17.2%(1).

(1)    ROTCE, adjusted net income, adjusted earnings per diluted share, adjusted annualized ROE, and adjusted annualized ROTCE are non-GAAP financial measures. Please see the “Reconciliation of non-GAAP financial measures to GAAP financial measures” in this MD&A for a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measure, and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The increase in net revenues compared with the prior-year quarter was driven by significantly higher asset management and related administrative fees, largely attributable to strong growth in PCG assets in fee-based accounts compared with the prior-year quarter and, to a lesser extent, incremental revenues resulting from our acquisition of Charles Stanley which was completed on January 21, 2022. Net interest income also increased, primarily due to strong asset growth and a higher net interest margin at Raymond James Bank.

Compensation, commissions and benefits expense increased 12%, primarily resulting from higher revenues compared with the prior-year quarter and, to a lesser extent, incremental compensation expense due to the Charles Stanley acquisition and an increase in compensation costs to support our growth. Our compensation ratio, or the ratio of compensation, commissions and benefits expense to net revenues, was 69.3%, compared with 69.5% for the prior-year quarter.

Non-compensation expenses increased 40%, primarily due to a $53 million increase in the bank loan provision for credit losses, resulting from a provision of $21 million for the current-year quarter compared with a benefit of $32 million for the prior-year quarter. Communications and information processing expenses increased as a result of incremental expense of Charles Stanley, as well as continued investments in technology to support our growth. Business development expenses also increased from the very low prior-year quarter level, primarily due to an increase in travel and event-related expenses.

Our effective income tax rate was 25.4% for our fiscal second quarter of 2022, an increase compared with a 20.6% effective income tax rate for the prior-year quarter, primarily due to the unfavorable impact of nondeductible valuation losses associated with our corporate-owned life insurance portfolio during the current quarter compared with nontaxable valuation gains in the prior-year quarter.

As of March 31, 2022, our total capital ratio of 25.0% and tier 1 leverage ratio of 11.1% were both more than double the regulatory requirement to be considered well-capitalized. We also continue to have substantial liquidity with $2.2 billion(1) of cash at the parent as of March 31, 2022, which includes cash loaned to RJ&A. We expect to continue to be opportunistic in deploying our capital in fiscal 2022, through a combination of organic growth and acquisitions, as evidenced by our acquisition of Charles Stanley completed on January 21, 2022, as well as our announced acquisitions of TriState Capital and SumRidge Partners, which we currently expect to close in our fiscal third and fourth quarters of 2022, respectively. Although our Board of Directors authorized share repurchases of up to $1 billion in December 2021, we do not expect to repurchase our common shares until after the TriState Capital acquisition is completed. As a result, as of the date this report was filed, $1 billion remained available under the share repurchase authorization.

We remain well-positioned entering our fiscal third quarter, with client assets under administration of $1.26 trillion as of March 31, 2022, as well as strong financial advisor recruiting activity and solid retention of existing advisors. In addition, we expect our fiscal third quarter results to be positively impacted by a full quarter’s impact of the 25-basis point increase in the Fed’s short-term benchmark interest rate enacted in March 2022, as well as a partial quarter’s impact of the 50-basis point increase enacted in May 2022. With clients’ domestic cash sweep balances of $76.5 billion as of March 31, 2022 and our high concentration of floating rate assets, we also believe we are well-positioned for further increases in short-term interest rates, which we expect to positively impact our net interest income and our RJBDP fees from third-party banks. However, we also expect to continue to face geopolitical and macroeconomic uncertainties which may continue to have a negative impact on equity and fixed income markets. As a result, we may experience volatility in asset management fees and brokerage revenues, as well as investment banking revenues, despite our robust investment banking pipelines. Our fiscal third quarter asset management and related administrative fee revenues will be negatively impacted by the decrease in fee-based asset balances (excluding the impact of Charles Stanley) and financial assets under management as of March 31, 2022. Net loan growth should result in additional provisions for credit losses in future periods and/or future market deterioration could result in increased bank loan provisions in future periods. In addition, although we have been focused on the management of expenses, we expect that expenses will continue to increase in fiscal 2022, as business and event-related travel should continue to increase and as we continue to make investments in our people and technology to support our growth.

(1) For additional information, please see the “Liquidity and capital resources - Sources of liquidity” section in this MD&A.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Six months ended March 31, 2022 compared with the six months ended March 31, 2021

For the six months ended March 31, 2022, we generated net revenues of $5.45 billion, an increase of 19% compared with the prior-year period, and pre-tax income of $991 million, an increase of 17%. Our net income of $769 million was 15% higher than the prior-year period and our earnings per diluted share were $3.61, reflecting a 14% increase. Our annualized ROE was 18.1%, unchanged from the prior-year period, and our annualized ROTCE was 20.2%(1), compared with 20.1%(1) for the prior-year period.

Excluding acquisition-related expenses of $17 million, our adjusted net income was $782 million(1) and our adjusted earnings per diluted share were $3.67(1). Adjusted annualized ROE for the year-to-date period was 18.4%(1) and adjusted annualized ROTCE was 20.6%(1).

The significant increase in net revenues compared with the prior-year period was primarily driven by higher asset management and related administrative fees, primarily attributable to higher PCG client assets in fee-based accounts and incremental revenues from our Charles Stanley acquisition which was completed in January 2022, as well as strong investment banking revenues, particularly in our fiscal first quarter.

Compensation, commissions and benefits expense increased 19%, primarily attributable to the growth in revenues and pre-tax income compared with the prior-year period. Our compensation ratio was 68.5%, unchanged from the prior-year period.

Non-compensation expenses increased 21%, primarily due to increases in communications and information processing and business development expenses, as well as higher investment sub-advisory fees. The bank loan provision for credit losses increased $28 million to a provision of $10 million for the current-year period, compared with a benefit of $18 million for the prior-year period.

Our effective income tax rate was 22.4% for the six months ended March 31, 2022, an increase from 21.2% for the prior-year period. The increase in the effective tax rate from the prior-year period was primarily due to the negative impact of nondeductible valuation losses associated with our corporate-owned life insurance portfolio during the current-year period compared with nontaxable valuation gains for the prior-year period, partially offset by a larger tax benefit recognized during the current-year period related to share-based compensation that vested during the period.

In December 2021, our Board of Directors increased the quarterly dividend 31% to $0.34 per share and authorized share repurchases of up to $1 billion, which replaced the previous authorization.

(1)    ROTCE, adjusted net income, adjusted earnings per diluted share, adjusted annualized ROE, and adjusted annualized ROTCE are non-GAAP financial measures. Please see the “Reconciliation of non-GAAP financial measures to GAAP financial measures” in this MD&A for a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measure, and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES TO GAAP FINANCIAL MEASURES

We utilize certain non-GAAP financial measures as additional measures to aid in, and enhance, the understanding of our financial results and related measures. These non-GAAP financial measures include adjusted net income, adjusted earnings per diluted share, adjusted ROE, ROTCE, and adjusted ROTCE. We believe certain of these non-GAAP financial measures provide useful information to management and investors by excluding certain material items that may not be indicative of our core operating results. We utilize these non-GAAP financial measures in assessing the financial performance of the business, as they facilitate a meaningful comparison of current- and prior-period results. We believe that ROTCE is meaningful to investors as this measure facilitates comparison of our results to the results of other companies. In the following tables, the tax effect of non-GAAP adjustments reflects the statutory rate associated with each non-GAAP item. These non-GAAP financial measures should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP. In addition, our non-GAAP financial measures may not be comparable to similarly titled non-GAAP financial measures of other companies. The following tables provide a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures for the periods indicated.

	Three months ended March 31,	Six months ended March 31,
$ in millions, except per share amounts	2022	2022	2021
Net income	$323	$769	$667
Non-GAAP adjustments:
Acquisition-related expenses	11	17	2
Pre-tax impact of non-GAAP adjustments	11	17	2
Tax effect of non-GAAP adjustments	(3)	(4)	—
Total non-GAAP adjustments, net of tax	8	13	2
Adjusted net income	$331	$782	$669

Earnings per common share - diluted	$1.52	$3.61	$3.16
Non-GAAP adjustments:
Acquisition-related expenses	0.05	0.08	0.01
Pre-tax impact of non-GAAP adjustments	0.05	0.08	0.01
Tax effect of non-GAAP adjustments	(0.02)	(0.02)	—
Total non-GAAP adjustments, net of tax	0.03	0.06	0.01
Adjusted earnings per common share - diluted	$1.55	$3.67	$3.17

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

	Three months ended March 31,		Six months ended March 31,
$ in millions	2022	2021	2022	2021
Annualized return on equity
Average equity	$8,601	$7,478	$8,482	$7,356
Impact on average equity of non-GAAP adjustments:
Acquisition-related expenses	6	NA	8	1
Pre-tax impact of non-GAAP adjustments	6	NA	8	1
Tax effect of non-GAAP adjustments	(2)	NA	(2)	—
Total non-GAAP adjustments, net of tax	4	NA	6	1
Adjusted average equity	$8,605	NA	$8,488	$7,357

Average equity	$8,601	$7,478	$8,482	$7,356
Less:
Average goodwill and identifiable intangible assets, net	992	851	955	767
Average deferred tax liabilities, net	(77)	(56)	(72)	(49)
Average tangible common equity	$7,686	$6,683	$7,599	$6,638
Impact on average tangible common equity of non-GAAP adjustments:
Acquisition-related expenses	6	NA	8	1
Pre-tax impact of non-GAAP adjustments	6	NA	8	1
Tax effect of non-GAAP adjustments	(2)	NA	(2)	—
Total non-GAAP adjustments, net of tax	4	NA	6	1
Adjusted average tangible common equity	$7,690	NA	$7,605	$6,639

Return on equity	15.0%	19.0%	18.1%	18.1%
Adjusted annualized return on equity	15.4%	NA	18.4%	18.2%
Return on tangible common equity	16.8%	21.2%	20.2%	20.1%
Adjusted annualized return on tangible common equity	17.2%	NA	20.6%	20.2%

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

ROE is computed by dividing annualized net income for the period indicated by average equity for each respective period or, in the case of ROTCE, computed by dividing annualized net income by average tangible common equity for each respective period. Adjusted return on equity is computed by dividing annualized adjusted net income by adjusted average equity for each respective period, or in the case of adjusted return on tangible common equity, computed by dividing annualized adjusted net income by adjusted average tangible common equity for each respective period.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

SEGMENTS

We currently operate through the following five segments: PCG; Capital Markets; Asset Management; Raymond James Bank; and Other.

The following table presents our consolidated and segment net revenues and pre-tax income/(loss) for the periods indicated.

	Three months ended March 31,			Six months ended March 31,
$ in millions	2022	2021	% change	2022	2021	% change
Total company
Net revenues	$2,673	$2,372	13%	$5,454	$4,594	19%
Pre-tax income	$433	$447	(3)%	$991	$846	17%

Private Client Group
Net revenues	$1,922	$1,647	17%	$3,761	$3,114	21%
Pre-tax income	$213	$192	11%	$408	$332	23%

Capital Markets
Net revenues	$413	$433	(5)%	$1,027	$885	16%
Pre-tax income	$87	$105	(17)%	$288	$234	23%

Asset Management
Net revenues	$234	$209	12%	$470	$404	16%
Pre-tax income	$103	$87	18%	$210	$170	24%

Raymond James Bank
Net revenues	$197	$160	23%	$380	$327	16%
Pre-tax income	$83	$111	(25)%	$185	$182	2%

Other
Net revenues	$(18)	$(12)	(50)%	$(33)	$(8)	(313)%
Pre-tax loss	$(53)	$(48)	(10)%	$(100)	$(72)	(39)%

Intersegment eliminations
Net revenues	$(75)	$(65)	(15)%	$(151)	$(128)	(18)%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

NET INTEREST ANALYSIS

In March 2020, in response to macroeconomic concerns resulting from the COVID-19 pandemic, the Fed decreased its benchmark short-term interest rate to a range of 0-0.25%. These near-zero short-term interest rates negatively impacted our net interest income over the past two years, as well as the fee income we earn from third-party banks on client cash balances swept to such banks as part of the RJBDP (included in account and service fees) which are also sensitive to changes in interest rates. In response to inflationary pressures and given the improved economic and employment conditions since the beginning of the COVID-19 pandemic, the Fed increased its benchmark short-term interest rate by 25 basis points in March 2022 and an additional 50 basis points in May 2022 and has indicated that it intends to further increase short-term interest rates through the remainder of our fiscal 2022.

Given the relationship between our interest-sensitive assets and liabilities (primarily held in our PCG, Raymond James Bank and Other segments) and the nature of fees we earn from third-party banks on the RJBDP, increases in short-term interest rates generally result in an increase in our net earnings, although the magnitude of the impact to our net interest margin depends on the yields on interest-earning assets relative to the cost of interest-bearing liabilities, including deposit rates paid to clients on their cash balances. As a result, we believe we are well-positioned for our net interest earnings to be favorably impacted by any additional increase in short-term rates that may arise.

Based on our high concentration of floating-rate assets that are funded from clients’ domestic cash sweep balances, we estimate (based on static balances as of March 31, 2022) that an instantaneous 100-basis point increase in short-term interest rates would result in incremental pre-tax income of nearly $600 million annually, with approximately 65% reflected as net interest income and approximately 35% as account and service fees. The realization of such amounts is dependent upon a number of key assumptions and actual results may differ materially from our estimates. Notably, of this 100-basis point instantaneous increase assumption, 75 basis points has already occurred with the recent interest rate actions by the Fed in March and May of 2022. These assumptions do not incorporate any impact from our announced acquisition of TriState Capital, currently anticipated to close by the end of our fiscal third quarter, which we would expect to further increase our incremental net interest income based on their relatively high concentration of floating-rate interest-earning assets.

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

Quarter ended March 31, 2022 compared with the quarter ended March 31, 2021

	Three months ended March 31,
	2022			2021
$ in millions	Average daily balance	Interest	Annualized average rate	Average daily balance	Interest	Annualized average rate
Interest-earning assets:
Cash and cash equivalents	$5,919	$3	0.20%	$5,284	$2	0.20%
Assets segregated for regulatory purposes and restricted cash	19,522	7	0.15%	10,087	5	0.18%
Available-for-sale securities	8,869	25	1.16%	7,997	21	1.08%
Brokerage client receivables	2,558	21	3.29%	2,222	19	3.36%
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	8,783	54	2.49%	7,540	48	2.56%
CRE loans	3,150	20	2.56%	2,665	17	2.54%
REIT loans	1,324	9	2.48%	1,309	8	2.50%
Tax-exempt loans	1,289	9	3.18%	1,227	8	3.35%
Residential mortgage loans	5,770	38	2.69%	5,005	34	2.72%
SBL and other	6,753	39	2.31%	4,638	26	2.23%
Loans held for sale	268	2	2.94%	177	1	1.89%
Total bank loans, net	27,337	171	2.53%	22,561	142	2.56%
All other interest-earning assets	2,192	15	2.64%	2,201	11	1.87%
Total interest-earning assets	$66,397	$242	1.48%	$50,352	$200	1.61%
Interest-bearing liabilities:
Bank deposits:
Savings, money market and NOW accounts	$33,097	$2	0.02%	$27,662	$2	0.02%
Certificates of deposit	733	3	1.83%	898	4	1.88%
Total bank deposits	33,830	5	0.06%	28,560	6	0.08%
Brokerage client payables	21,405	—	0.01%	11,485	1	0.02%
Other borrowings	856	4	2.15%	862	5	2.18%
Senior notes payable	2,037	23	4.44%	2,045	24	4.74%
All other interest-bearing liabilities	707	6	1.93%	600	1	0.88%
Total interest-bearing liabilities	$58,835	$38	0.26%	$43,552	$37	0.34%
Net interest income		$204			$163
Firmwide net interest margin (net yield on interest-earning assets)			1.25%			1.32%
Raymond James Bank net interest margin			2.01%			1.94%
Nonaccrual loans are included in the average loan balances in the preceding table. Any payments received for corporate nonaccrual loans are applied entirely to principal. Interest income on residential mortgage nonaccrual loans is recognized on a cash basis.

The yield on tax-exempt loans in the preceding table is presented on a taxable-equivalent basis utilizing the applicable federal statutory rates for each of the three months ended March 31, 2022 and 2021.

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

	Three months ended March 31,
	2022 compared to 2021
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest income:
Interest-earning assets:
Cash and cash equivalents	$1	$—	$1
Assets segregated for regulatory purposes and restricted cash	3	(1)	2
Available-for-sale securities	2	2	4
Brokerage client receivables	2	—	2
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	8	(2)	6
CRE loans	3	—	3
REIT loans	1	—	1
Tax-exempt loans	2	(1)	1
Residential mortgage loans	5	(1)	4
SBL and other	11	2	13
Loans held for sale	—	1	1
Total bank loans, net	30	(1)	29
All other interest-earning assets	(1)	5	4
Total interest-earning assets	$37	$5	$42
Interest expense:
Interest-bearing liabilities:
Bank deposits:
Savings, money market and NOW accounts	$—	$—	$—
Certificates of deposit	(1)	—	(1)
Total bank deposits	(1)	—	(1)
Brokerage client payables	—	(1)	(1)
Other borrowings	—	(1)	(1)
Senior notes payable	—	(1)	(1)
All other interest-bearing liabilities	1	4	5
Total interest-bearing liabilities	$—	$1	$1
Change in net interest income	$37	$4	$41

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Six months ended March 31, 2022 compared with the six months ended March 31, 2021

	Six months ended March 31,
	2022			2021
$ in millions	Average daily balance	Interest	Annualized average rate	Average daily balance	Interest	Annualized average rate
Interest-earning assets:
Cash and cash equivalents	$5,954	$6	0.19%	$5,500	$6	0.23%
Assets segregated for regulatory purposes and restricted cash	15,844	11	0.14%	7,954	8	0.19%
Available-for-sale securities	8,688	47	1.09%	7,735	44	1.14%
Brokerage client receivables	2,521	42	3.32%	2,152	37	3.42%
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	8,681	109	2.49%	7,537	99	2.60%
CRE loans	3,044	40	2.61%	2,623	34	2.56%
REIT loans	1,227	16	2.51%	1,272	16	2.47%
Tax-exempt loans	1,293	17	3.19%	1,232	16	3.35%
Residential mortgage loans	5,609	75	2.68%	5,003	69	2.75%
SBL and other	6,519	74	2.26%	4,460	51	2.26%
Loans held for sale	254	4	2.94%	159	2	2.36%
Total bank loans, net	26,627	335	2.53%	22,286	287	2.59%
All other interest-earning assets	2,279	26	2.26%	2,247	21	1.93%
Total interest-earning assets	$61,913	$467	1.51%	$47,874	$403	1.69%
Interest-bearing liabilities:
Bank deposits:
Savings, money market and NOW accounts	$32,489	$4	0.02%	$27,144	$3	0.02%
Certificates of deposit	789	7	1.85%	925	9	1.90%
Total bank deposits	33,278	11	0.06%	28,069	12	0.08%
Brokerage client payables	17,275	1	0.01%	9,403	2	0.04%
Other borrowings	856	9	2.17%	864	10	2.21%
Senior notes payable	2,037	46	4.44%	2,045	48	4.74%
All other interest-bearing liabilities	680	8	1.65%	587	3	1.01%
Total interest-bearing liabilities	$54,126	$75	0.28%	$40,968	$75	0.36%
Net interest income		$392			$328
Firmwide net interest margin (net yield on interest-earning assets)			1.27%			1.38%
Raymond James Bank net interest margin			1.97%			1.98%

Nonaccrual loans are included in the average loan balances in the preceding table. Any payments received for corporate nonaccrual loans are applied entirely to principal. Interest income on residential mortgage nonaccrual loans is recognized on a cash basis.

The yield on tax-exempt loans in the preceding table is presented on a tax-equivalent basis utilizing the applicable federal statutory rates for each of the six months ended March 31, 2022 and 2021.

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

	Six months ended March 31,
	2022 compared to 2021
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest income:
Interest-earning assets:
Cash and cash equivalents	$1	$(1)	$—
Assets segregated for regulatory purposes and restricted cash	7	(4)	3
Available-for-sale securities	5	(2)	3
Brokerage client receivables	6	(1)	5
Bank loans, net of unearned income and deferred expenses:
Loans held for investment:
C&I loans	15	(5)	10
CRE loans	5	1	6
REIT loans	—	—	—
Tax-exempt loans	2	(1)	1
Residential mortgage loans	8	(2)	6
SBL and other	23	—	23
Loans held for sale	1	1	2
Total bank loans, net	54	(6)	48
All other interest-earning assets	1	4	5
Total interest-earning assets	$74	$(10)	$64
Interest expense:
Interest-bearing liabilities:
Bank deposits:
Savings, money market and NOW accounts	$1	$—	$1
Certificates of deposit	(2)	—	(2)
Total bank deposits	(1)	—	(1)
Brokerage client payables	1	(2)	(1)
Other borrowings	—	(1)	(1)
Senior notes payable	—	(2)	(2)
All other interest-bearing liabilities	1	4	5
Total interest-bearing liabilities	$1	$(1)	$—
Change in net interest income	$73	$(9)	$64

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

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2022	2021	% change	2022	2021	% change
Revenues:
Asset management and related administrative fees	$1,245	$979	27%	$2,407	$1,864	29%
Brokerage revenues:
Mutual and other fund products	166	183	(9)%	337	331	2%
Insurance and annuity products	110	109	1%	221	207	7%
Equities, ETFs and fixed income products	121	121	—%	236	228	4%
Total brokerage revenues	397	413	(4)%	794	766	4%
Account and service fees:
Mutual fund and annuity service fees	109	99	10%	223	193	16%
RJBDP fees:
Third-party banks	20	19	5%	37	40	(8)%
Raymond James Bank	49	44	11%	99	87	14%
Client account and other fees	53	42	26%	102	74	38%
Total account and service fees	231	204	13%	461	394	17%
Investment banking	9	16	(44)%	22	22	—%
Interest income	37	30	23%	70	60	17%
All other	6	8	(25)%	13	13	—%
Total revenues	1,925	1,650	17%	3,767	3,119	21%
Interest expense	(3)	(3)	—%	(6)	(5)	20%
Net revenues	1,922	1,647	17%	3,761	3,114	21%
Non-interest expenses:
Financial advisor compensation and benefits	1,231	1,040	18%	2,418	1,971	23%
Administrative compensation and benefits	289	260	11%	572	509	12%
Total compensation, commissions and benefits	1,520	1,300	17%	2,990	2,480	21%
Non-compensation expenses:
Communications and information processing	84	69	22%	155	131	18%
Occupancy and equipment	50	45	11%	96	88	9%
Business development	25	15	67%	52	31	68%
Professional fees	13	10	30%	22	23	(4)%
All other	17	16	6%	38	29	31%
Total non-compensation expenses	189	155	22%	363	302	20%
Total non-interest expenses	1,709	1,455	17%	3,353	2,782	21%
Pre-tax income	$213	$192	11%	$408	$332	23%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Selected key metrics

PCG client asset balances

	As of
$ in billions	March 31, 2022	December 31, 2021	September 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Assets under administration (“AUA”) (1)	$1,198.3	$1,199.8	$1,115.4	$1,028.1	$974.2	$883.3
Assets in fee-based accounts (1) (2)	$678.0	$677.8	$627.1	$567.6	$532.7	$475.3
Percent of AUA in fee-based accounts	56.6%	56.5%	56.2%	55.2%	54.7%	53.8%

(1)These metrics include the impact from the acquisition of Charles Stanley, which was completed on January 21, 2022. As of March 31, 2022, the impact on AUA was $33 billion and the impact on Assets in fee-based accounts was $21 billion.
(2)A portion of our “Assets in fee-based accounts” is invested in “managed programs” overseen by our Asset Management segment, specifically our Asset Management Services division of RJ&A (“AMS”). These assets are included in our financial assets under management as disclosed in the “Selected key metrics” section of our “Management’s Discussion and Analysis - Results of Operations - Asset Management.”

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

PCG AUA was essentially flat compared with December 31, 2021 as the positive impacts of strong net inflows of client assets during our fiscal second quarter and the Charles Stanley acquisition were offset by a decline in equity markets. Excluding the impact of the Charles Stanley acquisition, PCG AUA and assets in fee-based accounts each declined approximately 3% compared with December 31, 2021, which will negatively impact our asset management and related administrative fees for our fiscal third quarter of 2022. PCG assets in fee-based accounts continued to be a significant percentage of overall PCG AUA due to many clients’ preference for fee-based alternatives versus transaction-based accounts and, as a result, a significant portion of our PCG revenues is more directly impacted by market movements.

Financial advisors

	March 31, 2022	December 31, 2021	September 30, 2021	March 31, 2021
Employees	3,601	3,447	3,461	3,375
Independent contractors	5,129	5,017	5,021	4,952
Total advisors (1)	8,730	8,464	8,482	8,327
(1)This metric includes the impact from the acquisition of Charles Stanley, which was completed on January 21, 2022. As of March 31, 2022, the impact on financial advisors was the addition of 200 advisors.
The number of financial advisors as of March 31, 2022 increased compared to December 31, 2021 and September 30, 2021, as a result of the Charles Stanley acquisition, strong recruiting and strong retention of existing advisors. The recruiting pipeline remains robust across our affiliation options despite a competitive recruiting environment. Advisors in our Registered Investment Advisor & Custody Services division are not included in our financial advisor metric although their client assets, which were $99.2 billion as of March 31, 2022, are included in PCG AUA.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Clients’ domestic cash sweep balances

	As of
$ in millions	March 31, 2022	December 31, 2021	September 30, 2021	March 31, 2021
RJBDP:
Raymond James Bank	$33,570	$33,097	$31,410	$28,174
Third-party banks	25,887	24,316	24,496	25,110
Subtotal RJBDP	59,457	57,413	55,906	53,284
Client Interest Program (“CIP”)	17,013	16,065	10,762	9,517
Total clients’ domestic cash sweep balances	$76,470	$73,478	$66,668	$62,801

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Average yield on RJBDP - third-party banks	0.32%	0.30%	0.30%	0.31%

A significant portion of our domestic clients’ cash is included in the RJBDP, a multi-bank sweep program in which clients’ cash deposits in their accounts are swept into interest-bearing deposit accounts at Raymond James Bank and various third-party banks. We earn servicing fees for the administrative services we provide related to our clients’ deposits that are swept to such banks as part of the RJBDP. The amounts from third-party banks are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates and the interest paid to clients by the third-party banks on balances in the RJBDP. The “Average yield on RJBDP - third party banks” in the preceding table is computed by dividing annualized RJBDP fees from third-party banks, which are net of the interest expense paid to clients by the third-party banks, by the average daily RJBDP balance at third-party banks. The average yield on RJBDP - third-party banks increased only slightly from the prior-year quarter, as the 25-basis point increase in short-term interest rates in March 2022 occurred late in the current quarter. Although the Fed has indicated that it intends to continue to increase its benchmark short-term interest rate throughout the remainder of our fiscal 2022, as evidenced by the 50-basis point increase in May 2022, the amount of this increase that we will realize is impacted by other factors, including the timing and magnitude of the amount of such rate increases paid to clients as well as the demand for our deposit sweep balances from third-party banks that participate in the RJBDP. The PCG segment also earns RJBDP servicing fees from the Raymond James Bank segment, which are based on the number of accounts that are swept to Raymond James Bank. The fees from the Raymond James Bank segment are eliminated in consolidation.

PCG segment results can be impacted by changes in the allocation of client cash balances between RJBDP balances with Raymond James Bank, RJBDP balances with third-party banks and our CIP, as the PCG segment typically earns different amounts from each of the three client cash destinations, depending on multiple factors.

Client cash balances continued to increase as of March 31, 2022. The growing cash balances combined with limited capacity at third-party banks that participate in the RJBDP has resulted in a significant increase in cash balances held in our CIP, also resulting in a significant increase in our assets segregated for regulatory purposes balance presented on our Condensed Consolidated Statements of Financial Condition.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Quarter ended March 31, 2022 compared with the quarter ended March 31, 2021

Net revenues of $1.92 billion increased $275 million, or 17%, and pre-tax income of $213 million increased $21 million, or 11%.

Asset management and related administrative fees increased $266 million, or 27%, primarily due to higher assets in fee-based accounts at the beginning of the current quarter, as well as incremental revenues related to Charles Stanley since the January 2022 acquisition date.

Brokerage revenues decreased $16 million, or 4%, due to a decline in trailing placement fees from mutual and other fund products.

Account and service fees increased $27 million, or 13%, primarily due to an increase in mutual fund service fees resulting from higher average mutual fund assets, as well as incremental client account and other fees resulting from our acquisition of Charles Stanley and higher RJBDP fees from Raymond James Bank due to an increase in the number of accounts swept to Raymond James Bank as part of the RJBDP.

Compensation-related expenses increased $220 million, or 17%, primarily due to higher revenues, our acquisition of Charles Stanley, and an increase in compensation costs to support our growth.

Non-compensation expenses increased $34 million, or 22%, due to incremental expenses resulting from the acquisition of Charles Stanley, higher communications and information processing expenses primarily due to ongoing enhancements of our technology platforms, and increases in travel and event-related expenses compared with the low levels incurred in the prior-year quarter.

Six months ended March 31, 2022 compared with the six months ended March 31, 2021

Net revenues of $3.76 billion increased $647 million, or 21%, and pre-tax income of $408 million increased $76 million, or 23%.

Asset management and related administrative fees increased $543 million, or 29%, primarily due to higher assets in fee-based accounts at the beginning of each of the current-year quarterly billing periods compared with the prior-year quarterly billing periods and, to a lesser extent, the acquisition of Charles Stanley.

Brokerage revenues increased $28 million, or 4%, primarily due to higher revenues from insurance and annuity products and mutual fund products, resulting from higher average asset values, as well as incremental revenues from the Charles Stanley acquisition.

Account and service fees increased $67 million, or 17%, primarily due to an increase in mutual fund service fees resulting from higher average mutual fund assets, as well as incremental client account and other fees resulting from our acquisitions of NWPS Holdings, Inc. at the end of our fiscal first quarter of 2021 and Charles Stanley in our fiscal second quarter of 2022. RJBDP fees from Raymond James Bank also increased due to an increase in the number of accounts swept to Raymond James Bank as part of the RJBDP.

Compensation-related expenses increased $510 million, or 21%, primarily due to higher revenues, incremental expenses resulting from our acquisition of Charles Stanley, and an increase in compensation costs to support our growth.

Non-compensation expenses increased $61 million, or 20%, due to increases in travel and event-related expenses compared with the low levels incurred in the prior-year, higher communications and information processing expenses primarily due to ongoing enhancements of our technology platforms, and incremental expenses resulting from our acquisition of Charles Stanley.

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

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2022	2021	% change	2022	2021	% change
Revenues:
Brokerage revenues:
Fixed income	$125	$142	(12)%	$245	$273	(10)%
Equity	41	34	21%	80	76	5%
Total brokerage revenues	166	176	(6)%	325	349	(7)%
Investment banking:
Merger & acquisition and advisory	139	122	14%	410	271	51%
Equity underwriting	52	67	(22)%	149	127	17%
Debt underwriting	35	37	(5)%	79	83	(5)%
Total investment banking	226	226	—%	638	481	33%
Interest income	5	5	—%	10	8	25%
Tax credit fund revenues	15	24	(38)%	50	40	25%
All other	4	4	—%	9	11	(18)%
Total revenues	416	435	(4)%	1,032	889	16%
Interest expense	(3)	(2)	50%	(5)	(4)	25%
Net revenues	413	433	(5)%	1,027	885	16%
Non-interest expenses:
Compensation, commissions and benefits	253	259	(2)%	584	511	14%
Non-compensation expenses:
Communications and information processing	22	20	10%	44	39	13%
Occupancy and equipment	10	9	11%	19	18	6%
Business development	9	6	50%	17	15	13%
Professional fees	7	13	(46)%	21	26	(19)%
Acquisition-related expenses	—	—	—%	4	—	NM
All other	25	21	19%	50	42	19%
Total non-compensation expenses	73	69	6%	155	140	11%
Total non-interest expenses	326	328	(1)%	739	651	14%
Pre-tax income	$87	$105	(17)%	$288	$234	23%

Quarter ended March 31, 2022 compared with the quarter ended March 31, 2021

Net revenues of $413 million decreased $20 million, or 5%, and pre-tax income of $87 million decreased $18 million, or 17%.

Brokerage revenues decreased $10 million, or 6%, due to a decrease in fixed income brokerage revenues resulting from a more challenging trading environment compared with a strong prior-year quarter. We expect fixed income brokerage revenues to be volatile over the next few quarters given high levels of interest rate uncertainty. However, we expect our fixed income brokerage revenues to benefit from our announced acquisition of SumRidge Partners, which we expect to close in the fiscal fourth quarter of 2022.

Investment banking revenues were flat compared with the prior-year quarter. Merger & acquisition and advisory revenues increased compared with the prior-year quarter. This increase was offset by a decrease in equity underwriting revenues, primarily due to a decline in market activity during the current quarter as a result of market uncertainty and geopolitical concerns. Our investment banking pipeline remains strong and, in part, reflects the investments we have made over the past several years, including our fiscal 2021 acquisitions of Financo and Cebile; however, continued market uncertainty could delay, or ultimately prevent, the closing of transactions, which could negatively impact our results for the remainder of fiscal 2022.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Compensation-related expenses decreased $6 million, or 2%, primarily due to the impact of lower revenues.

Non-compensation expenses increased $4 million, or 6%, including an increase in business development expenses over relatively low prior-year levels.

Six months ended March 31, 2022 compared with the six months ended March 31, 2021

Net revenues of $1.03 billion increased $142 million, or 16%, and pre-tax income of $288 million increased $54 million, or 23%.

Investment banking revenues increased $157 million, or 33%, due to a significant increase in merger & acquisition and advisory revenues and, to a lesser extent, equity underwriting revenues. The significant increase in merger & acquisition and advisory revenues reflected higher levels of client activity, especially in the fiscal first quarter of 2022. The increase in equity underwriting was primarily due to higher revenues from private placements, partially offset by a decline in public offerings.

Brokerage revenues decreased $24 million, or 7%, primarily due to a decrease in fixed income brokerage revenues, which remained solid but were lower than the prior-year period as a result of challenging trading conditions compared with a strong prior-year period, due to a more volatile interest rate environment in fiscal 2022.

Compensation-related expenses increased $73 million, or 14%, primarily due to the increase in revenues, as well as an increase in compensation costs to support our growth.

Non-compensation expenses increased $15 million, or 11%, and included $4 million of acquisition-related expenses, comprised of the amortization of intangible assets with short useful lives which arose from the Financo and Cebile acquisitions.

RESULTS OF OPERATIONS – ASSET MANAGEMENT

For an overview of our Asset Management segment operations as well as a description of the key factors impacting our Asset Management results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K.

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2022	2021	% change	2022	2021	% change
Revenues:
Asset management and related administrative fees:
Managed programs	$149	$137	9%	$300	$266	13%
Administration and other	77	64	20%	153	123	24%
Total asset management and related administrative fees	226	201	12%	453	389	16%
Account and service fees	6	5	20%	12	9	33%
All other	2	3	(33)%	5	6	(17)%
Net revenues	234	209	12%	470	404	16%
Non-interest expenses:
Compensation, commissions and benefits	47	50	(6)%	93	95	(2)%
Non-compensation expenses:
Communications and information processing	14	12	17%	26	23	13%
Investment sub-advisory fees	39	30	30%	76	58	31%
All other	31	30	3%	65	58	12%
Total non-compensation expenses	84	72	17%	167	139	20%
Total non-interest expenses	131	122	7%	260	234	11%
Pre-tax income	$103	$87	18%	$210	$170	24%

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

Revenues related to fee-based AUA in our PCG segment are shared by the PCG and Asset Management segments, the amount of which depends on whether or not clients are invested in assets that are in managed programs overseen by our Asset Management segment and the administrative services provided (see our “Management’s Discussion and Analysis - Results of Operations - Private Client Group” for more information). Our AUM in AMS are impacted by market fluctuations and net inflows or outflows of assets, including transfers between fee-based accounts and transaction-based accounts within our PCG segment.

Revenues earned by Carillon Tower Advisers for retail accounts managed on behalf of third-party institutions, institutional accounts and our proprietary mutual funds are recorded entirely in the Asset Management segment. Our AUM in Carillon Tower Advisers are impacted by market and investment performance and net inflows or outflows of assets.

Fees for our managed programs are generally collected quarterly. Approximately 70% of these fees are based on balances as of the beginning of the quarter, approximately 10% are based on balances as of the end of the quarter, and approximately 20% are based on average daily balances throughout the quarter.

Financial assets under management

$ in billions	March 31, 2022	December 31, 2021	September 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
AMS (1)	$140.1	$145.0	$134.4	$121.2	$113.9	$102.2
Carillon Tower Advisers	64.0	68.9	67.8	66.6	64.9	59.5
Subtotal financial assets under management	204.1	213.9	202.2	187.8	178.8	161.7
Less: Assets managed for affiliated entities	(10.4)	(10.7)	(10.3)	(9.6)	(9.2)	(8.6)
Total financial assets under management	$193.7	$203.2	$191.9	$178.2	$169.6	$153.1

(1)Represents the portion of our PCG segment fee-based AUA (as disclosed in “Assets in fee-based accounts” in the “Selected key metrics - PCG client asset balances” section of our “Management’s Discussion and Analysis - Results of Operations - Private Client Group”) that is invested in managed programs overseen by the Asset Management segment.

Activity (including activity in assets managed for affiliated entities)

	Three months ended March 31,		Six months ended March 31,
$ in billions	2022	2021	2022	2021
Financial assets under management at beginning of period	$213.9	$178.8	$202.2	$161.7
Carillon Tower Advisers - net inflows/(outflows)	(0.8)	1.4	(1.2)	1.1
AMS - net inflows	3.5	3.6	7.0	5.3
Net market appreciation/(depreciation) in asset values	(12.5)	4.0	(3.9)	19.7
Financial assets under management at end of period	$204.1	$187.8	$204.1	$187.8

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

$ in billions	March 31, 2022	Average fee rate
Equity	$27.1	0.56%
Fixed income	29.2	0.18%
Balanced	7.7	0.33%
Total financial assets under management	$64.0	0.36%

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

$ in billions	March 31, 2022	December 31, 2021	September 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Total assets	$379.7	$392.4	$365.3	$334.2	$313.5	$280.6

The decrease in assets as of March 31, 2022 compared to December 31, 2021 was largely due to a decline in equity markets during the quarter. Administrative fees associated with these programs are predominantly based on balances at the beginning of the quarter.

RJ Trust

The following table includes assets held in asset-based programs in RJ Trust (including those managed for affiliated entities).

$ in billions	March 31, 2022	December 31, 2021	September 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Total assets	$8.4	$8.8	$8.1	$7.8	$7.6	$7.1

Quarter ended March 31, 2022 compared with the quarter ended March 31, 2021

Net revenues of $234 million increased $25 million, or 12%, and pre-tax income of $103 million increased $16 million, or 18%.

Asset management and related administrative fees increased $25 million, or 12%, driven by higher average financial assets under management and a higher beginning balance of assets in non-discretionary asset-based programs. The increase in average financial assets under management resulted from both equity market appreciation since the prior-year quarter and net inflows at AMS, partially offset by net outflows at Carillon Tower Advisers, which continued to be negatively impacted by the industry shift from actively managed investment strategies to passive investment strategies. We expect the declines in financial assets under management and assets in non-discretionary asset-based programs compared with December 31, 2021 to negatively affect our fiscal third quarter net revenues as the majority of our asset management and related administrative fees are billed based on balances as of the beginning of the quarter.

Compensation expenses decreased $3 million, or 6%, and non-compensation expenses increased $12 million, or 17%. The increase in non-compensation expenses was primarily due to higher investment sub-advisory fees, which resulted from the increase in AUM in sub-advised programs.

Six months ended March 31, 2022 compared with the six months ended March 31, 2021

Net revenues of $470 million increased $66 million, or 16%, and pre-tax income of $210 million increased $40 million, or 24%.

Asset management and related administrative fees increased $64 million, or 16%, driven by higher average financial assets under management and higher assets in non-discretionary asset-based programs at the beginning of each of the current-year quarterly billing periods compared with the prior-year quarterly billing periods.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Compensation expenses decreased $2 million, or 2%. Non-compensation expenses increased $28 million, or 20%, largely due to higher investment sub-advisory fees, resulting from the increase in AUM in sub-advised programs.

RESULTS OF OPERATIONS – RAYMOND JAMES BANK

For an overview of our Raymond James Bank segment operations, as well as a description of the key factors impacting our Raymond James Bank segment results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K.

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2022	2021	% change	2022	2021	% change
Revenues:
Interest income	$199	$165	21%	$386	$333	16%
Interest expense	(10)	(10)	—%	(20)	(21)	(5)%
Net interest income	189	155	22%	366	312	17%
All other	8	5	60%	14	15	(7)%
Net revenues	197	160	23%	380	327	16%
Non-interest expenses:
Compensation and benefits	14	13	8%	27	25	8%
Non-compensation expenses:
Bank loan provision/(benefit) for credit losses	21	(32)	NM	10	(18)	NM
RJBDP fees to PCG	49	44	11%	99	87	14%
All other	30	24	25%	59	51	16%
Total non-compensation expenses	100	36	178%	168	120	40%
Total non-interest expenses	114	49	133%	195	145	34%
Pre-tax income	$83	$111	(25)%	$185	$182	2%

Quarter ended March 31, 2022 compared with the quarter ended March 31, 2021

Net revenues of $197 million increased $37 million, or 23%, while pre-tax income of $83 million decreased $28 million, or 25%.

Net interest income increased $34 million, or 22%, largely due to higher average interest-earning assets. The increase in average interest-earning assets was primarily driven by growth in securities-based loans and residential mortgage loans to PCG clients, as well as increases in average corporate loans and available-for-sale securities. The net interest margin increased to 2.01% from 1.94% for the prior-year quarter, primarily due to growth in higher-yielding assets. We anticipate that the net interest margin for our fiscal third quarter of 2022 will be positively impacted by the Fed’s short-term interest rate increases enacted in both March and May of 2022. In addition, given that a significant portion of our interest-earning assets are sensitive to changes in market interest rates, we expect our net interest earnings to also be favorably impacted by any additional increases in short-term interest rates that may occur over the remainder of our fiscal 2022.

The bank loan provision for credit losses was $21 million for the current quarter, compared with a benefit for credit losses of $32 million for the prior-year quarter. The current quarter provision was largely attributable to loan growth. The prior-year quarter benefit primarily reflected favorable changes in macroeconomic inputs to our model during the quarter.

RJBDP fees to PCG increased $5 million, or 11%, due to an increase in the number of accounts swept to Raymond James Bank as part of the RJBDP. These fees eliminate in consolidation.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Six months ended March 31, 2022 compared with the six months ended March 31, 2021

Net revenues of $380 million increased $53 million, or 16%, and pre-tax income of $185 million increased $3 million, or 2%.

Net interest income increased $54 million, or 17%, due to higher average interest-earning assets. The increase in average interest-earning assets was primarily driven by significant growth in securities-based loans and residential mortgage loans to PCG clients, as well as higher average corporate loans and available-for-sale securities. The net interest margin decreased to 1.97% from 1.98% for the prior-year period, primarily due to lower average short-term interest rates, as well as higher balances of agency-backed available-for-sale securities, which on average have a lower yield than loans.

The bank loan provision for credit losses was $10 million for the current-year period, compared with a benefit for credit losses of $18 million for the prior-year period. The current-year period provision primarily reflected the impact of loan growth. The prior year benefit was largely attributable to favorable changes in inputs to our model, reflecting improvements in certain forecasted macroeconomic inputs.

RJBDP fees to PCG increased $12 million, or 14%, due to an increase in the number of accounts swept to Raymond James Bank as part of the RJBDP. These fees are eliminated in consolidation.

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

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2022	2021	% change	2022	2021	% change
Revenues:
Interest income	$3	$3	—%	$4	$6	(33)%
Gains/(losses) on private equity investments	(2)	8	NM	3	32	(91)%
All other	5	2	150%	7	3	133%
Total revenues	6	13	(54)%	14	41	(66)%
Interest expense	(24)	(25)	(4)%	(47)	(49)	(4)%
Net revenues	(18)	(12)	(50)%	(33)	(8)	(313)%
Non-interest expenses:
Compensation and all other	24	36	(33)%	54	62	(13)%
Acquisition-related expenses	11	—	NM	13	2	550%
Total non-interest expenses	35	36	(3)%	67	64	5%
Pre-tax loss	$(53)	$(48)	(10)%	$(100)	$(72)	(39)%

Quarter ended March 31, 2022 compared with the quarter ended March 31, 2021

The pre-tax loss of $53 million was $5 million larger than the loss in the prior-year quarter.

Net revenues decreased $6 million, as the current quarter included a net $2 million of losses related to our private equity investments compared with $8 million of gains in the prior-year quarter.

Non-interest expenses decreased $1 million, primarily due to a decrease in compensation expense and lower amounts attributable to noncontrolling interests due to private equity losses in the current quarter compared with gains in the prior-year quarter. Offsetting these declines were $11 million of acquisition-related expenses in the current quarter, which primarily included professional expenses and other costs incurred to effect our acquisition of Charles Stanley, which was completed in January 2022, and our announced acquisitions of TriState Capital and SumRidge Partners.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Six months ended March 31, 2022 compared with the six months ended March 31, 2021

The pre-tax loss of $100 million was $28 million larger than the loss in the prior-year period.

Net revenues decreased $25 million, primarily due to lower private equity gains compared with the prior-year period. The current-year period included $3 million of private equity valuation gains, of which an insignificant amount was attributable to noncontrolling interests, compared with $32 million of private equity valuation gains for the prior-year period, of which $10 million were attributable to noncontrolling interests and were offset within other expenses.

Non-interest expenses increased $3 million, or 5%, primarily due to an increase in acquisition-related expenses, partially offset by lower private equity gains attributable to noncontrolling interests. The $13 million of acquisition-related expenses in the current-year period primarily included the aforementioned expenses associated with our acquisition of Charles Stanley, as well as our announced acquisitions of TriState Capital and SumRidge Partners.

CERTAIN STATISTICAL DISCLOSURES BY BANK HOLDING COMPANIES

We are required to provide certain statistical disclosures as a bank holding company under the SEC’s Industry Guide 3.  The following table provides certain of those disclosures.

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Return on assets	1.8%	2.6%	2.3%	2.5%
Return on equity	15.0%	19.0%	18.1%	18.1%
Average equity to average assets	12.2%	13.6%	12.5%	14.0%
Dividend payout ratio	22.4%	15.5%	18.8%	16.5%

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

Total assets of $73.10 billion as of March 31, 2022 were $11.21 billion, or 18%, greater than our total assets as of September 30, 2021. The increase in assets was primarily due to an $8.18 billion increase in assets segregated for regulatory purposes and restricted cash, primarily due to a significant increase in client cash balances and the addition of $2.34 billion of segregated cash balances resulting from the Charles Stanley acquisition. The acquisition of Charles Stanley also contributed to the $338 million increase in brokerage client receivables and drove the $228 million increase in goodwill and identifiable intangible assets compared with September 30, 2021 (see Note 3 for further information). Bank loans, net increased by $2.89 billion, primarily due to an increase in securities-based loans and residential mortgage loans to PCG clients, as well as an increase in corporate loans. Available-for-sale securities increased $500 million. Partially offsetting these increases was a decrease in cash and cash equivalents of $1.49 billion.

As of March 31, 2022, our total liabilities of $64.49 billion were $10.90 billion, or 20%, greater than our total liabilities as of September 30, 2021. The increase in total liabilities was primarily related to the significant increase in client cash balances as of March 31, 2022, which resulted in a $8.71 billion increase in brokerage client payables, primarily due to an increase in client cash held in our CIP, and a $2.19 billion increase in bank deposits resulting from higher RJBDP balances held at Raymond James Bank. The increase in brokerage client payables also reflected an incremental $2.60 billion of client payables resulting from the Charles Stanley acquisition.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

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

Cash flows

Cash and cash equivalents (excluding amounts segregated for regulatory purposes and restricted cash) decreased $1.49 billion to $5.72 billion during the six months ended March 31, 2022, primarily due to the purchase of U.S. Treasuries, which were largely segregated for regulatory purposes as of March 31, 2022, as well as investments in bank loans and available-for-sale securities. In addition, on January 21, 2022, we completed our acquisition of Charles Stanley for £277 million ($376 million as of January 21, 2022). Offsetting these cash outflows was the impact of positive net income during the period, as well as a significant increase in client cash balances which increased our brokerage client payables and bank deposits.

Sources of liquidity

Approximately $2.23 billion of our total March 31, 2022 cash and cash equivalents included cash held at the parent company, which included cash loaned to RJ&A. These amounts include the impact of significant dividends from RJ&A during the three months ended March 31, 2022, as well as dividends from RJF’s other subsidiaries. As of March 31, 2022, RJF had loaned $1.67 billion to RJ&A (such amount is included in the RJ&A cash balance in the following table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

The following table presents our holdings of cash and cash equivalents.

$ in millions	March 31, 2022
RJF	$579
RJ&A	2,507
Raymond James Bank	869
Raymond James Ltd. (“RJ Ltd.”)	974
Charles Stanley Group Limited	130
Raymond James Financial Services, Inc.	118
Carillon Tower Advisers	71
Other subsidiaries	467
Total cash and cash equivalents	$5,715

RJF maintained depository accounts at Raymond James Bank with a balance of $255 million as of March 31, 2022. The portion of this total that was available on demand without restrictions, which amounted to $178 million as of March 31, 2022, is reflected in the RJF cash balance and excluded from the Raymond James Bank cash balance in the preceding table.

A large portion of the RJ Ltd. cash and cash equivalents balance as of March 31, 2022 was held to meet regulatory requirements and was not available for use by the parent.

In addition to the cash balances described, we have various other potential sources of cash available to the parent from subsidiaries, as described in the following section.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Liquidity available from subsidiaries

Liquidity is principally available to RJF, the parent company, from RJ&A and Raymond James Bank.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934. As a member firm of FINRA, RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client balances. In addition, covenants in RJ&A’s committed financing facilities require its net capital to be a minimum of 10% of aggregate debit items. At March 31, 2022, RJ&A significantly exceeded the minimum regulatory requirements, the covenants in its financing arrangements pertaining to net capital, as well as its internally-targeted net capital tolerances despite significant dividends to RJF during our fiscal second quarter of 2022. FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements which may result in RJ&A limiting dividends it would otherwise remit to RJF. We evaluate regulatory requirements, loan covenants and certain internal tolerances when determining the amount of liquidity available to RJF from RJ&A.

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

	March 31, 2022
$ in millions	RJ&A	RJF	Total	Total number of arrangements
Financing arrangement:
Committed secured	$100	$—	$100	1
Committed unsecured	200	300	500	1
Total committed financing arrangements	$300	$300	$600	2

Outstanding borrowing amount:
Committed secured	$—	$—	$—
Committed unsecured	—	—	—
Total outstanding borrowing amount	$—	$—	$—

Our committed unsecured financing arrangement in the preceding table represents our Credit Facility, which provides for maximum borrowings of up to $500 million, with a sublimit of $300 million for RJF. RJ&A may borrow up to $500 million under the Credit Facility, depending on the amount of outstanding borrowings by RJF. The variable rate facility fee on our Credit Facility, which is applied to the committed amount, decreased to 0.150% per annum as of March 31, 2022 from 0.175% per annum as of September 30, 2021, as a result of Moody’s Investor Services (“Moody’s”) upgrade of our credit ratings in February 2022. For additional details on our issuer and senior long-term debt ratings see our credit ratings table within this section below. For additional details on our committed unsecured financing arrangement, see our discussion of the Credit Facility in Note 16 of the Notes to Consolidated Financial Statements of our 2021 Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Uncommitted financing arrangements

Our uncommitted financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit. Our arrangements with third-party lenders are generally utilized to finance a portion of our fixed income securities or for cash management purposes. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed and are generally collateralized by RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements (i.e., securities purchased under agreements to resell). As of March 31, 2022, we had outstanding borrowings under two uncommitted secured borrowing arrangements out of a total of 12 uncommitted financing arrangements (eight uncommitted secured and four uncommitted unsecured). However, lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

The following table presents our borrowings on uncommitted financing arrangements, all of which were in the form of repurchase agreements in RJ&A and were included in “Collateralized financings” on our Condensed Consolidated Statements of Financial Condition.

$ in millions	March 31, 2022
Outstanding borrowing amount:
Uncommitted secured	$140
Uncommitted unsecured	—
Total outstanding borrowing amount	$140

The average daily balance outstanding during the five most recent quarters, the maximum month-end balance outstanding during the quarter and the period-end balances for repurchase agreements and reverse repurchase agreements are detailed in the following table.

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in millions)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
March 31, 2022	$271	$334	$140	$211	$304	$221
December 31, 2021	$247	$258	$203	$306	$305	$204
September 30, 2021	$220	$234	$205	$269	$286	$279
June 30, 2021	$194	$185	$185	$283	$339	$289
March 31, 2021	$226	$260	$222	$242	$280	$224

Other borrowings and collateralized financings

We had $850 million in FHLB borrowings outstanding at March 31, 2022, comprised of floating-rate advances which mature in December 2023. The interest rates on the floating-rate advances reset quarterly and transitioned to a Secured Overnight Financing Rate (“SOFR”)-based rate in December 2021. We use interest rate swaps to manage the risk of increases in interest rates associated with these floating-rate advances by converting the balances subject to variable interest rates to a fixed interest rate. These FHLB borrowings were secured by a blanket lien on Raymond James Bank’s residential mortgage loan portfolio. Raymond James Bank had an additional $3.58 billion in immediate credit available from the FHLB as of March 31, 2022 and, with the pledge of additional eligible collateral to the FHLB, total available credit of 30% of total assets. See Note 16 of the Notes to Consolidated Financial Statements of our 2021 Form 10-K for additional information regarding these borrowings.

Raymond James Bank is eligible to participate in the Federal Reserve’s discount window program; however, we do not view borrowings from the Federal Reserve as a primary source of funding.  The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Federal Reserve, and is secured by pledged C&I loans.

We act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one broker-dealer and then lend them to another.  Where permitted, we have also loaned, to broker-dealers and other financial institutions, securities owned by clients or the firm.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balance of $285 million as of March 31, 2022 related to the securities loaned included in “Collateralized financings” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q. See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more information on our collateralized agreements and financings.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Senior notes payable

At March 31, 2022, we had aggregate outstanding senior notes payable of $2.04 billion, which, exclusive of any unaccreted premiums or discounts and debt issuance costs, was comprised of $500 million par 4.65% senior notes due 2030, $800 million par 4.95% senior notes due 2046, and $750 million par 3.75% senior notes due 2051. See Note 17 of the Notes to the Consolidated Financial Statements of our 2021 Form 10-K for additional information.

Credit ratings

Our issuer and senior long-term debt ratings as of the most current report are detailed in the following table.

Rating Agency	Rating	Outlook
Fitch Ratings, Inc.	A-	Stable
Moody’s (1)	A3	Stable
Standard & Poor’s Ratings Services (2)	BBB+	Positive

(1)    In February 2022, Moody’s upgraded our senior debt and issuer credit rating to A3 from Baa1, which had a favorable impact on the interest rate and facility fee associated with our Credit Facility.
(2)    In March 2022, Standard & Poor’s Rating Services revised their outlook to positive and affirmed our BBB+ issuer credit rating.

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

Other sources and uses of liquidity

We have company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Certain of our non-qualified deferred compensation plans and other employee benefit plans are employee-directed while others are company-directed. Of the company-owned life insurance policies which fund these plans, certain policies could be used as a source of liquidity for the firm. Those policies against which we could readily borrow had a cash surrender value of $859 million as of March 31, 2022, comprised of $538 million related to employee-directed plans and $321 million related to company-directed plans, and we were able to borrow up to 90%, or $773 million, of the March 31, 2022 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to the employee-directed plans. There were no borrowings outstanding against any of these policies as of March 31, 2022.

On May 12, 2021, we filed a “universal” shelf registration statement with the SEC pursuant to which we can issue debt, equity and other capital instruments if and when necessary or perceived by us to be opportune. Subject to certain conditions, this registration statement will be effective through May 12, 2024.

On October 20, 2021, we announced we had entered into a definitive agreement to acquire TriState Capital in a combination cash and stock transaction, valued at approximately $1.1 billion. Under the terms of the agreement, TriState Capital common stockholders will receive $6.00 cash and 0.25 RJF shares for each share of TriState Capital common stock, which represents per share consideration of $31.09 based on the closing price of RJF common stock on October 19, 2021. We have entered into an

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

agreement with the sole holder of the TriState Capital Series C Convertible Preferred Stock pursuant to which the Series C Convertible Preferred Stock will be converted to common shares at the prescribed exchange ratio and cashed out at $30 per share. The TriState Capital Series A Preferred Stock and Series B Preferred Stock will remain outstanding and will be converted into equivalent shares of preferred stock of RJF. As of April 30, 2022, we had received approval to complete the transaction from the Board of Governors of the Federal Reserve System, the Pennsylvania Department of Banking and Securities, and FINRA, and TriState Capital received approval to complete the transaction from its shareholders. Subject to additional applicable closing conditions, we currently expect the transaction to close in our fiscal third quarter of 2022. We currently have the ability to utilize our cash on hand to fund the cash component of the acquisition. See Note 3 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

On March 28, 2022, we announced we had reached an agreement to acquire SumRidge Partners, a technology-driven fixed income market maker specializing in investment-grade and high-yield corporate bonds, municipal bonds and institutional preferred securities. The transaction, which is subject to certain regulatory and other closing conditions, is currently expected to close in our fiscal fourth quarter of 2022. The acquisition of SumRidge Partners will add an institutional market-making operation, as well as additional trading technologies and risk management tools to our existing fixed income operations. We currently have the ability to utilize our cash on hand to fund the acquisition. See Note 3 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

As part of our ongoing operations, we also enter into contractual arrangements that may require future cash payments, including certificates of deposit, lease obligations and other contractual arrangements, such as for software and various services. See Notes 13 and 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding our lease obligations and certificates of deposit, respectively. We have entered into investment commitments, lending commitments and other commitments to extend credit for which we are unable to reasonably predict the timing of future payments. See Note 16 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information.

REGULATORY

Refer to the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in “Item 1 - Business - Regulation” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory” of our 2021 Form 10-K.

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of March 31, 2022, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF and Raymond James Bank were categorized as “well-capitalized” as of March 31, 2022. The maintenance of certain risk-based and other regulatory capital levels could influence various capital allocation decisions impacting one or more of our businesses.  However, due to the current capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities. See Note 21 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information on regulatory capital requirements.

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

Loss provisions

Loss provisions for legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of the Notes to Consolidated Financial Statements of our 2021 Form 10-K. In addition, refer to Note 16 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding legal and regulatory matter contingencies as of March 31, 2022.

Allowance for credit losses

We evaluate certain of our financial assets, including bank loans, to estimate an allowance for credit losses based on expected credit losses over a financial asset’s lifetime. Our estimates are based on ongoing evaluations of our financial assets, the related credit risk characteristics, and the overall economic and environmental conditions affecting the financial assets. Our process for determining the allowance for credit losses includes a complex analysis of several quantitative and qualitative factors requiring significant management judgment due to matters that are inherently uncertain. This uncertainty can produce volatility in our allowance for credit losses. In addition, the allowance for credit losses could be insufficient to cover actual losses. In such an event, any losses in excess of our allowance would result in a decrease in our net income, as well as a decrease in the level of regulatory capital. See Note 2 of the Notes to Consolidated Financial Statements of our 2021 Form 10-K for information regarding our methodologies and assumptions used in estimating the allowance for credit losses. See Note 8 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding our allowance for credit losses related to bank loans as of March 31, 2022.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

RECENT ACCOUNTING DEVELOPMENTS

In March 2022, the Financial Accounting Standards Board issued new guidance related to troubled debt restructurings and disclosures regarding write-offs of financing receivables (ASU 2022-02), amending guidance related to the measurement of credit losses on financial instruments (ASU 2016-13). The amendment eliminates the accounting guidance for troubled debt restructurings for creditors, but requires enhanced disclosures for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty, and requires disclosure of current-period gross write-offs by year of origination for financing receivables. This new guidance is effective for our fiscal year beginning on October 1, 2023 and will be applied on a prospective basis. Although permitted, we do not currently plan to early adopt. We do not expect the adoption of this new guidance to have a material impact on our financial position and results of operations.

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

Market risk

Market risk is our risk of loss resulting from the impact of changes in market prices on our trading inventory, derivatives and investment positions. We have exposure to market risk primarily through our broker-dealer trading operations and our banking operations. Our broker-dealer subsidiaries, primarily RJ&A, trade debt obligations and equity securities and maintain trading inventories to ensure availability of securities and to facilitate client transactions. Inventory levels may fluctuate daily as a result of client demand. We also hold investments primarily in agency-backed MBS and agency-backed CMOs within Raymond James Bank’s available-for-sale securities portfolio, and from time-to-time may hold SBA loan securitizations not yet transferred. Our primary market risks relate to interest rates, equity prices, and foreign exchange rates. Interest rate risk results from changes in levels of interest rates, the volatility of interest rates, mortgage prepayment speeds and credit spreads. Equity risk results from changes in prices of equity securities. Foreign exchange risk results from changes in spot prices, forward prices and volatility of foreign exchange rates.

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

Interest rate risk

Trading activities

We are exposed to interest rate risk as a result of our trading inventory (primarily comprised of fixed income instruments) in our Capital Markets segment. Changes in value of our trading inventory may result from fluctuations in interest rates, credit spreads, equity prices, macroeconomic factors, investor expectations or risk appetites, liquidity, as well as dynamic relationships among these factors. We actively manage interest rate risk arising from our fixed income trading inventory through the use of hedging strategies utilizing U.S. Treasuries, futures contracts, liquid spread products and derivatives.

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

	Six months ended March 31, 2022		Period-end VaR			Three months ended March 31,		Six months ended March 31,
$ in millions	High	Low	March 31, 2022	September 30, 2021	$ in millions	2022	2021	2022	2021
Daily VaR	$2	$1	$1	$1	Average daily VaR	$1	$6	$1	$6

Average daily VaR was lower during the three and six months ended March 31, 2022 compared with the three and six months ended March 31, 2021 due to the impact of scenarios of elevated volatility as a result of the COVID-19 pandemic (which commenced in March 2020) on our VaR model during the prior-year period.

The Fed’s MRR requires us to perform daily back-testing procedures for our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income and intraday trading. Regulatory-defined daily trading losses are used to evaluate the performance of our VaR model and are not comparable to our actual daily net revenues. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the three and six months ended March 31, 2022, our regulatory-defined daily loss in our trading portfolios exceeded our predicted VaR on five occasions as a result of heightened market volatility during our fiscal second quarter.

Separately, RJF provides additional market risk disclosures to comply with the MRR, including 10-day VaR and 10-day Stressed VaR, which are available on our website at https://www.raymondjames.com/investor-relations/financial-information/filings-and-reports within “Other Reports and Information.”

Banking operations

Raymond James Bank maintains an interest-earning asset portfolio that is comprised of cash, C&I loans, commercial and residential real estate loans, REIT loans, tax-exempt loans and SBL and other loans, as well as agency-backed securities held in the available-for-sale securities portfolio (primarily MBS and CMOs), and SBA loan securitizations.  These interest-earning assets are primarily funded by client deposits.  Based on its current asset portfolio, Raymond James Bank is subject to interest rate risk.  Raymond James Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both across a range of interest rate scenarios.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Additionally, any changes made to key assumptions in the model are documented and approved by Raymond James Bank’s Asset and Liability Committee.

Instantaneous changes in rate	Net interest income ($ in millions)	Projected change in net interest income
+200	$1,277	25%
+100	$1,228	20%
0	$1,021	—%
-50	$901	(12)%

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net interest analysis” of this Form 10-Q for a discussion of the impact changes in short-term interest rates could have on the consolidated firm’s operations.

The following table shows the contractual maturities of our bank loan portfolio at March 31, 2022, including contractual principal repayments.  This table does not include any estimates of prepayments, which could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the table.

	Due in
$ in millions	One year or less	> One year – five years	> Five years	Total
C&I loans	$415	$5,849	$2,803	$9,067
CRE loans	641	2,396	284	3,321
REIT loans	160	1,248	—	1,408
Tax-exempt loans	4	137	1,146	1,287
Residential mortgage loans	—	11	5,934	5,945
SBL and other	6,852	47	5	6,904
Total loans held for investment	8,072	9,688	10,172	27,932
Held for sale loans	—	—	279	279
Total loans	$8,072	$9,688	$10,451	$28,211

The following table shows the distribution of the recorded investment of those bank loans that mature in more than one year between fixed and adjustable interest rate loans at March 31, 2022.

	Interest rate type
$ in millions	Fixed	Adjustable	Total
C&I loans	$357	$8,295	$8,652
CRE loans	164	2,516	2,680
REIT loans	—	1,248	1,248
Tax-exempt loans	1,283	—	1,283
Residential mortgage loans	211	5,734	5,945
SBL and other	—	52	52
Total loans held for investment	2,015	17,845	19,860
Held for sale loans	1	278	279
Total loans	$2,016	$18,123	$20,139

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

In our available-for-sale securities portfolio, we hold primarily fixed-rate agency-backed MBS and agency-backed CMOs which are carried at fair value on our Condensed Consolidated Statements of Financial Condition, with changes in the fair value of the portfolio recorded through OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. At March 31, 2022, our available-for-sale securities portfolio had a fair value of $8.82 billion with a weighted-average yield of 1.30% and a weighted-average life of approximately four years. See Note 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

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

In addition, we have a private equity portfolio, included in “Other investments” on our Condensed Consolidated Statements of Financial Condition, which is primarily comprised of investments in third-party funds. See Note 4 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on this portfolio.

Foreign exchange risk

We are subject to foreign exchange risk due to our investments in foreign subsidiaries as well as transactions and resulting balances denominated in a currency other than the U.S. dollar. For example, our bank loan portfolio includes loans which are denominated in Canadian dollars, totaling $1.38 billion and $1.29 billion at March 31, 2022 and September 30, 2021, respectively, when converted to the U.S. dollar. A majority of such loans are held by Raymond James Bank’s Canadian subsidiary, which is discussed in the following sections.
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

At March 31, 2022, we had foreign exchange risk in our investment in RJ Ltd. of CAD 372 million and in our investment in Charles Stanley of £278 million, which were not hedged. All of our other investments in subsidiaries located in Europe are not hedged and we do not believe we had material foreign exchange risk either individually, or in the aggregate, pertaining to these subsidiaries as of March 31, 2022. Foreign exchange gains/losses related to our foreign investments are primarily reflected in OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 17 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding our components of OCI.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Brokerage activities

We are engaged in various trading and brokerage activities in which our counterparties primarily include broker-dealers, banks and other financial institutions. We are exposed to risk that these counterparties may not fulfill their obligations. In addition, certain commitments, including underwritings, may create exposure to individual issuers and businesses. The risk of default depends on the creditworthiness of the counterparty and/or the issuer of the instrument. In addition, we may be subject to concentration risk if we hold large positions in or have large commitments to a single counterparty, borrower, or group of similar counterparties or borrowers (e.g., in the same industry). We seek to mitigate these risks by imposing and monitoring individual and aggregate position limits within each business segment for each counterparty, conducting regular credit reviews of financial counterparties, reviewing security, derivative and loan concentrations, holding and calculating the fair value of collateral on certain transactions and conducting business through clearing organizations, which may guarantee performance. See Note 2 of the Notes to Consolidated Financial Statements of our 2021 Form 10-K and Notes 6 and 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information about our credit risk mitigation related to derivatives and collateralized agreements.

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

Banking activities

Raymond James Bank has a substantial loan portfolio.  Our strategy for credit risk management related to bank loans includes well-defined credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all credit exposures. The strategy also includes diversification on a geographic, industry and client level, regular credit examinations and management reviews of all corporate and tax-exempt loans as well as individual delinquent residential loans. The credit risk management process also includes an annual independent review of the credit risk monitoring process that performs assessments of compliance with credit policies, risk ratings, and other critical credit information. We seek to identify potential problem loans early, record any necessary risk rating changes and charge-offs promptly, and maintain appropriate reserve levels for expected losses. We utilize a comprehensive credit risk rating system to measure the credit quality of individual corporate and tax-exempt loans and related unfunded lending commitments, including the probability of default and/or loss given default of each corporate and tax-exempt loan and commitment outstanding. For our SBL and residential mortgage loans, we utilize the credit risk rating system used by bank regulators in measuring the credit quality of each homogeneous class of loans. In evaluating credit risk, we consider trends in loan performance, the level of allowance coverage relative to similar banking institutions, industry or client concentrations, the loan portfolio composition and macroeconomic factors (both current and forecasted). These factors have a potentially negative impact on loan performance and net charge-offs.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Our allowance for credit losses as a percentage of total bank loans held for investment was 1.17% and 1.27% at March 31, 2022 and September 30, 2021, respectively. The bank loan provision for credit losses for the three and six months ended March 31, 2022 was $21 million and $10 million, respectively, compared to a benefit for credit losses of $32 million and $18 million for the three and six months ended March 31, 2021, respectively. See further explanation of the credit loss provision in “Management’s Discussion and Analysis - Results of Operations - Raymond James Bank” of this Form 10-Q and Note 8 in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information about our allowance for credit losses.

The level of charge-off activity is a factor that is considered in evaluating the potential severity of future credit losses. The following table presents net loan (charge-offs)/recoveries and the percentage of net loan (charge-offs)/recoveries to the average outstanding loan balances by loan portfolio segment.

	Three months ended March 31,				Six months ended March 31,
	2022		2021		2022		2021
$ in millions	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans
C&I loans	$(1)	0.05%	$(2)	0.11%	$(3)	0.07%	$(2)	0.05%
Residential mortgage loans	—	—%	—	—%	1	0.04%	—	—%
Total	$(1)	0.01%	$(2)	0.04%	$(2)	0.02%	$(2)	0.02%

The level of nonperforming loans is another indicator of potential future credit losses. The following table presents the nonperforming loans balance and total allowance for credit losses for the periods presented.

	March 31, 2022		September 30, 2021
$ in millions	Nonperforming loan balance	Allowance for credit losses balance	Nonperforming loan balance	Allowance for credit losses balance
C&I loans	$57	$195	$39	$191
CRE loans	31	71	20	66
REIT loans	—	25	—	22
Tax-exempt loans	—	2	—	2
Residential mortgage loans	16	32	15	35
SBL and other	—	3	—	4
Total nonperforming loans held for investment (1)	$104	$328	$74	$320
Total nonperforming loans as a % of total bank loans	0.37%		0.29%

(1)     Total nonperforming loans held for investment at March 31, 2022 and September 30, 2021 included $92 million and $61 million of nonperforming loans, respectively, which were current pursuant to their contractual terms.

The nonperforming loan balances in the preceding table exclude $7 million and $8 million as of March 31, 2022 and September 30, 2021, respectively, of residential TDRs which were returned to accrual status in accordance with our policy.

The following table presents total nonperforming assets, including the nonperforming loans in the preceding table and, when applicable, other real estate acquired in the settlement of residential mortgages, as a percentage of Raymond James Bank’s total assets.

$ in millions	March 31, 2022	September 30, 2021
Total nonperforming assets	$104	$74
Total nonperforming assets as a % of Raymond James Bank’s total assets	0.27%	0.20%

Although our nonperforming assets as a percentage of Raymond James Bank’s assets remained low as of March 31, 2022, any prolonged period of market deterioration could result in an increase in our nonperforming assets, an increase in our allowance for credit losses and/or an increase in net charge-offs in future periods, although the extent will depend on future developments that are highly uncertain.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

In accordance with the Coronavirus Aid, Relief, and Economic Security Act and the Consolidated Appropriations Act, 2021, we did not apply TDR classification to any COVID-19 related loan modifications performed from March 1, 2020 through December 31, 2021 to borrowers who were current as of December 31, 2019. The expiration of these provisions on January 1, 2022, did not have a significant impact on our results of operations or our credit metrics, including delinquencies or nonaccrual loans.

Loan underwriting policies

Our underwriting policies for the major types of bank loans are described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” of our 2021 Form 10-K.

Risk monitoring process

Another component of credit risk strategy for our bank loan portfolio is the ongoing risk monitoring and review processes, including our internal loan review process, as well as our rigorous processes to manage and limit credit losses arising from loan delinquencies. There are various other factors included in these processes, depending on the loan portfolio.

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

	Amount of delinquent residential loans			Delinquent residential loans as a percentage of outstanding residential mortgage loan balances
$ in millions	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
March 31, 2022	$1	$8	$9	0.02%	0.13%	0.15%
September 30, 2021	$4	$6	$10	0.08%	0.11%	0.19%

Our March 31, 2022 percentage compares favorably to the national average for over 30 day delinquencies of 2.57%, as most recently reported by the Fed.

Credit risk is also managed by diversifying the residential mortgage portfolio. Most of the loans in our residential loan portfolio are to PCG clients across the U.S. The following table details the geographic concentrations (top five states) of our one-to-four family residential mortgage loans.

	March 31, 2022
	Loans outstanding as a % of total residential mortgage loans	Loans outstanding as a % of total bank loans
CA	26.4%	5.6%
FL	17.2%	3.6%
TX	8.7%	1.8%
NY	8.3%	1.8%
CO	3.9%	0.8%

Loans where borrowers may be subject to payment increases include adjustable-rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize.  At March 31, 2022 and September 30, 2021, these loans totaled $2.23 billion and $1.97 billion, respectively, or approximately 38% and 37% of the residential mortgage portfolio, respectively.  The weighted-average number of years before the remainder of the loans, which were still in their interest-only period at March 31, 2022, begins amortizing is seven years.

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

	March 31, 2022
	Loans outstanding as a % of total corporate bank loans	Loans outstanding as a % of total bank loans
Multi-family	6.4%	3.2%
Office real estate	6.3%	3.1%
Automotive/transportation	6.3%	3.1%
Consumer products and services	6.1%	3.0%
Industrial warehouse	5.7%	2.8%

While the impacts of the COVID-19 pandemic appear to be waning, certain sectors continue to be impacted by supply chain disruptions and changes in consumer behavior. In addition, the Ukraine conflict has further exacerbated supply chain stresses and inflation concerns. These and related factors could negatively impact our borrowers, particularly those in consumer-facing or supply-dependent industries. In addition, we continue to monitor our exposure to office real estate where trends have changed as a result of the COVID-19 pandemic.

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

In response to the COVID-19 pandemic, we activated and successfully executed on our business continuity protocols. Throughout the COVID-19 pandemic and in developing our plans to return to the office, we have endeavored to protect the health and well-being of our associates and our clients while ensuring the continuity of business operations for our clients. During the fiscal second quarter of 2022, we implemented our return to office strategy, which included more work location flexibility for our associates. We continue to monitor conditions and comply with all applicable laws, regulations, and Centers for Disease Control and Prevention guidelines, as applicable.

Periods of severe market volatility can result in a significantly higher level of transactions on specific days, which may present operational challenges from time to time that may result in losses. These losses can result from, but are not limited to, trade errors, failed transaction settlements, late collateral calls to borrowers and counterparties, or interruptions to our system processing. We did not incur any significant losses related to such operational challenges during the six months ended March 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes during the three and six months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered securities for the six months ended March 31, 2022.

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described in the following paragraphs. The following table presents information on our purchases of our own stock, on a monthly basis, for the six months ended March 31, 2022.

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) at each month-end of securities that may yet be purchased under the plans or programs
October 1, 2021 – October 31, 2021	1,305	$94.47	—	$632
November 1, 2021 – November 30, 2021	94,824	$98.82	—	$632
December 1, 2021 – December 31, 2021	145	$98.90	—	$1,000
First quarter	96,274	$98.76	—

January 1, 2022 – January 31, 2022	787	$109.57	—	$1,000
February 1, 2022 – February 28, 2022	3,391	$109.67	—	$1,000
March 1, 2022 – March 31, 2022	—	$—	—	$1,000
Second quarter	4,178	$109.65	—

Fiscal year-to-date total	100,452	$99.22	—

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

3.1	Amended and Restated Articles of Incorporation of Raymond James Financial, Inc. as filed with the Secretary of State of Florida on February 28, 2022.
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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	May 9, 2022	/s/ Paul C. Reilly
Paul C. Reilly
Chair and Chief Executive Officer

Date:	May 9, 2022	/s/ Paul M. Shoukry
Paul M. Shoukry
Chief Financial Officer and Treasurer