Form 10-Q
period 2022-06-30
RAYMOND JAMES FINANCIAL INC
filed 2022-08-08
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
None
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	RJF	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock	RJF PrA	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock	RJF PrB	New York Stock Exchange
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
215,824,993 shares of common stock as of August 4, 2022

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in millions, except per share amounts	June 30, 2022	September 30, 2021
Assets:
Cash and cash equivalents	$5,958	$7,201
Assets segregated for regulatory purposes and restricted cash ($2,000 and $2,100 at fair value)	16,251	11,348
Collateralized agreements	631	480
Financial instruments, at fair value:
Trading assets ($349 and $326 pledged as collateral)	458	610
Available-for-sale securities ($51 and $20 pledged as collateral)	10,464	8,315
Derivative assets	152	255
Other investments ($22 and $22 pledged as collateral)	365	357
Brokerage client receivables, net	2,954	2,831
Other receivables, net	1,230	999
Bank loans, net	41,843	24,994
Loans to financial advisors, net	1,125	1,057
Deferred income taxes, net	479	305
Goodwill and identifiable intangible assets, net	1,810	882
Other assets	2,391	2,257
Total assets	$86,111	$61,891

Liabilities and shareholders’ equity:
Bank deposits	$49,887	$32,495
Collateralized financings	437	277
Financial instrument liabilities, at fair value:
Trading liabilities	158	176
Derivative liabilities	379	228
Brokerage client payables	19,055	13,991
Accrued compensation, commissions and benefits	1,604	1,825
Other payables	1,708	1,701
Other borrowings	1,353	858
Senior notes payable	2,038	2,037
Total liabilities	76,619	53,588
Commitments and contingencies (see Note 18)
Shareholders’ equity
Preferred stock	120	—
Common stock; $.01 par value; 650,000,000 shares authorized, 247,945,777 shares issued, and 215,478,025 shares outstanding as of June 30, 2022; 350,000,000 shares authorized, 239,062,254 shares issued, and 205,738,821 shares outstanding as of September 30, 2021	2	2
Additional paid-in capital	2,948	2,088
Retained earnings	8,478	7,633
Treasury stock, at cost; 32,467,752 and 33,323,433 common shares as of June 30, 2022 and September 30, 2021, respectively	(1,457)	(1,437)
Accumulated other comprehensive loss	(576)	(41)
Total equity attributable to Raymond James Financial, Inc.	9,515	8,245
Noncontrolling interests	(23)	58
Total shareholders’ equity	9,492	8,303
Total liabilities and shareholders’ equity	$86,111	$61,891
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
in millions, except per share amounts	2022	2021	2022	2021
Revenues:
Asset management and related administrative fees	$1,427	$1,262	$4,273	$3,502
Brokerage revenues:
Securities commissions	385	415	1,232	1,239
Principal transactions	128	137	403	432
Total brokerage revenues	513	552	1,635	1,671
Account and service fees	211	161	567	465
Investment banking	223	276	883	779
Interest income	374	205	841	608
Other	30	55	108	155
Total revenues	2,778	2,511	8,307	7,180
Interest expense	(60)	(40)	(135)	(115)
Net revenues	2,718	2,471	8,172	7,065
Non-interest expenses:
Compensation, commissions and benefits	1,834	1,661	5,570	4,809
Non-compensation expenses:
Communications and information processing	129	109	368	315
Occupancy and equipment	65	58	186	172
Business development	58	31	127	75
Investment sub-advisory fees	38	34	116	93
Professional fees	38	30	93	85
Bank loan provision/(benefit) for credit losses	56	(19)	66	(37)
Losses on extinguishment of debt	—	98	—	98
Other	85	84	240	224
Total non-compensation expenses	469	425	1,196	1,025
Total non-interest expenses	2,303	2,086	6,766	5,834
Pre-tax income	415	385	1,406	1,231
Provision for income taxes	114	78	336	257
Net income	301	307	1,070	974
Preferred stock dividends	2	—	2	—
Net income available to common shareholders	$299	$307	$1,068	$974

Earnings per common share – basic	$1.41	$1.49	$5.12	$4.73
Earnings per common share – diluted	$1.38	$1.45	$4.99	$4.61
Weighted-average common shares outstanding – basic	210.7	205.8	208.1	205.8
Weighted-average common and common equivalent shares outstanding – diluted	215.7	211.7	213.5	210.9

Net income	$301	$307	$1,070	$974
Other comprehensive income/(loss), net of tax:
Available-for-sale securities	(157)	25	(532)	(68)
Currency translations, net of the impact of net investment hedges	(40)	5	(51)	25
Cash flow hedges	10	(2)	48	22
Total other comprehensive income/(loss), net of tax	(187)	28	(535)	(21)
Total comprehensive income	$114	$335	$535	$953
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
$ in millions, except per share amounts	2022	2021	2022	2021
Preferred stock:
Balance beginning of period	$—	$—	$—	$—
Preferred stock issued for TriState Capital Holdings, Inc. (“TriState Capital”) acquisition	120	—	120	—
Balance end of period	120	—	120	—

Common stock, par value $.01 per share:
Balance beginning of period	2	2	2	2
Share issuances	—	—	—	—
Balance end of period	2	2	2	2

Additional paid-in capital:
Balance beginning of period	2,093	2,028	2,088	2,007
Common stock issued for TriState Capital acquisition	778	—	778	—
Restricted stock awards issued for TriState Capital acquisition	28	—	28	—
Employee stock purchases	13	8	35	23
Distributions due to vesting of restricted stock units and exercise of stock options, net of forfeitures	(3)	(4)	(125)	(70)
Share-based compensation amortization	39	28	144	100
Balance end of period	2,948	2,060	2,948	2,060

Retained earnings:
Balance beginning of period	8,256	7,004	7,633	6,484
Net income attributable to Raymond James Financial, Inc.	301	307	1,070	974
Common stock cash dividends declared	(77)	(54)	(223)	(166)
Preferred stock cash dividends declared	(2)	—	(2)	—
Cumulative adjustments for changes in accounting principles	—	—	—	(35)
Balance end of period	8,478	7,257	8,478	7,257

Treasury stock:
Balance beginning of period	(1,360)	(1,404)	(1,437)	(1,390)
Purchases/surrenders	(100)	(48)	(110)	(127)
Reissuances due to vesting of restricted stock units and exercise of stock options	3	6	90	71
Balance end of period	(1,457)	(1,446)	(1,457)	(1,446)

Accumulated other comprehensive income/(loss):
Balance beginning of period	(389)	(38)	(41)	11
Other comprehensive income/(loss), net of tax	(187)	28	(535)	(21)
Balance end of period	(576)	(10)	(576)	(10)
Total equity attributable to Raymond James Financial, Inc.	$9,515	$7,863	$9,515	$7,863

Noncontrolling interests:
Balance beginning of period	$7	$45	$58	$62
Net income attributable to noncontrolling interests	1	12	1	24
Deconsolidations and sales	(31)	(2)	(82)	(31)
Balance end of period	(23)	55	(23)	55
Total shareholders’ equity	$9,492	$7,918	$9,492	$7,918
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
$ in millions	2022	2021
Cash flows from operating activities:
Net income	$1,070	$974
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	105	97
Deferred income taxes, net	23	(24)
Premium and discount amortization on available-for-sale securities and net (gain)/loss on other investments	40	12
Provisions/(benefits) for credit losses and legal and regulatory proceedings	72	(29)
Share-based compensation expense	149	103
Unrealized (gain)/loss on company-owned life insurance policies, net of expenses	136	(159)
Losses on extinguishment of debt	—	98
Other	25	47
Net change in:
Assets segregated for regulatory purposes excluding cash and cash equivalents	101	(3,000)
Collateralized agreements, net of collateralized financings	10	(178)
Loans provided to financial advisors, net of repayments	(85)	(69)
Brokerage client receivables and other receivables, net	(57)	(425)
Trading instruments, net	126	42
Derivative instruments, net	246	41
Other assets	(97)	(238)
Brokerage client payables and other payables	2,985	4,694
Accrued compensation, commissions and benefits	(261)	160
Purchases and originations of loans held for sale, net of proceeds from sales of securitizations and loans held for sale	(18)	(1)
Net cash provided by operating activities	4,570	2,145

Cash flows from investing activities:
Increase in bank loans, net	(5,377)	(2,620)
Proceeds from sales of loans held for investment	191	248
Purchases of available-for-sale securities	(2,743)	(3,081)
Available-for-sale securities maturations, repayments and redemptions	1,346	1,658
Proceeds from sales of available-for-sale securities	2	969
Cash and cash equivalents acquired in business acquisitions, including those segregated for regulatory purposes, net of cash paid for acquisitions	1,769	(245)
Additions to property and equipment	(68)	(99)
Investment in note receivable	(125)	—
(Purchases)/sales of other investments, net	(33)	21
Other investing activities, net	(81)	(8)
Net cash used in investing activities	(5,119)	(3,157)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended June 30,
$ in millions	2022	2021
Cash flows from financing activities:
Proceeds from senior notes issuances, net of debt issuance costs paid	—	737
Extinguishment of senior notes payable	—	(844)
Increase in bank deposits	4,800	3,539
Repurchases of common stock and share-based awards withheld for payment of withholding tax requirements	(160)	(148)
Dividends on common stock	(200)	(163)
Exercise of stock options and employee stock purchases	44	42
Proceeds from Federal Home Loan Bank advances	1,025	—
Repayments of Federal Home Loan Bank advances and other borrowed funds	(906)	(29)
Other financing, net	(5)	(6)
Net cash provided by financing activities	4,598	3,128

Currency adjustment:
Effect of exchange rate changes on cash	(289)	114
Net increase in cash and cash equivalents, including those segregated for regulatory purposes and restricted cash	3,760	2,230
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at beginning of year	16,449	9,634
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of period	$20,209	$11,864

Cash and cash equivalents	$5,958	$5,982
Cash and cash equivalents segregated for regulatory purposes and restricted cash	14,251	5,882
Total cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of period	$20,209	$11,864

Supplemental disclosures of cash flow information:
Cash paid for interest	$137	$113
Cash paid for income taxes, net	$386	$335
Cash outflows for lease liabilities	$80	$84
Non-cash right-of-use assets recorded for new and modified leases	$39	$101
Common stock issued as consideration for TriState Capital acquisition	$778	$—
Restricted stock awards issued as consideration for TriState Capital acquisition	$28	$—
Issuance of preferred stock as consideration for TriState Capital acquisition	$120	$—
Effective settlement of note receivable for TriState Capital acquisition	$123	$—

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2022

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

As a result of our acquisition of TriState Capital Holdings, Inc. (“TriState Capital”) on June 1, 2022, which included TriState Capital Bank, a Pennsylvania-chartered state bank, we renamed our Raymond James Bank segment to “Bank” segment. The Bank segment reflects the results of our banking operations and includes the results of Raymond James Bank and, since June 1, 2022, TriState Capital Bank. There were no changes to the prior period presentation of the Bank segment. For further information about the acquisition of TriState Capital and our business segments, see Note 3 and Note 25, respectively. As used herein, the terms “our,” “we,” or “us” refer to RJF and/or one or more of its subsidiaries.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of RJF and its consolidated subsidiaries that are generally controlled through a majority voting interest. We consolidate all of our 100%-owned subsidiaries. In addition, we consolidate any variable interest entity (“VIE”) in which we are the primary beneficiary. Additional information on these VIEs is provided in Note 2 of our Annual Report on Form 10-K (“2021 Form 10-K”) for the year ended September 30, 2021, as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and in Note 10 of this Quarterly Report on Form 10-Q (“Form 10-Q”). When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

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

Reclassifications

Beginning with our fiscal third quarter of 2022, we reclassified acquisition-related expenses which were previously reported in “Acquisition-related expenses” on our Condensed Consolidated Statements of Income and Comprehensive Income to the respective income statement line items that align with the nature of the expenses, including reclassifications to “Compensation, commissions, and benefits,” “Professional fees,” or “Other” expenses, as appropriate. Prior periods have been conformed to the current presentation.

In addition to the reclassifications discussed above, certain other prior period amounts have been reclassified to conform to the current period’s presentation.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2 – UPDATE OF SIGNIFICANT ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 2 of our 2021 Form 10-K. Refer to Note 8 for a description of our allowance for credit losses policy related to TriState Capital Bank. Except as discussed in Note 8, there have been no significant changes in our significant accounting policies since September 30, 2021.

NOTE 3 – ACQUISITIONS

Acquisitions completed during the nine months ended June 30, 2022

TriState Capital

On June 1, 2022, we completed our acquisition of all the outstanding shares of TriState Capital, including its wholly owned subsidiaries, TriState Capital Bank and Chartwell Investment Partners, LLC (“Chartwell”), in a cash and stock transaction valued at $1.4 billion. TriState Capital Bank serves the commercial banking needs of middle-market businesses and financial services providers and focused private banking needs of high-net-worth individuals nation-wide. Chartwell, a registered investment adviser, provides investment management services primarily to institutional investors, mutual funds, and individual investors. TriState Capital Bank will continue to operate as a separately branded firm and as an independently-chartered bank. TriState Capital Bank and Chartwell have been integrated into our Bank and Asset Management segments, respectively, and their results of operations have been included in our results prospectively from the closing date of June 1, 2022.

Under the terms of the acquisition agreement, TriState Capital common stockholders received $6.00 cash and 0.25 shares of RJF common stock for each share of TriState Capital common stock. Additionally, the TriState Capital Series C Perpetual Non-Cumulative Convertible Non-Voting Preferred Stock (“Series C Convertible Preferred Stock”) was converted to common shares at the prescribed exchange ratio and cashed out at $30 per share and each share of TriState Capital’s 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock and TriState Capital’s 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock was converted, respectively, into the right to receive one share of a newly created series A and series B preferred stock of RJF. The fair values of these newly created RJF series A and series B preferred stock were estimated based on quoted market prices for the instruments. See Note 19 for further details on these new classes of preferred stock.

Furthermore, as a component of our total purchase consideration for TriState Capital on June 1, 2022, in accordance with the terms of the acquisition agreement, 551 thousand RJF restricted stock awards were issued at terms that mirrored restricted stock awards of TriState Capital which were outstanding as of the acquisition date. The fair value of the restricted stock awards was calculated as of the June 1, 2022 acquisition date and was allocated between the pre-acquisition service period ($28 million treated as purchase consideration) and the post-acquisition requisite service period, over which we will recognize share-based compensation amortization. In accordance with the terms of the acquisition agreement, the TriState Capital restricted stock awards were converted to RJF restricted stock awards using an exchange ratio that considered the RJF volume weighted average price for 10 trading days ending on the third business day prior to the closing of the acquisition. Upon completion of the acquisition, the fair value of the restricted stock awards was determined based on the June 1, 2022 closing share price of our common stock. See Note 22 for further details on these restricted stock awards.

On December 15, 2021, during the period between announcement of the intent to acquire TriState Capital and the acquisition closing date, we had loaned TriState Capital $125 million under an unsecured fixed-to-floating rate note (the “Note”). The Note was set to mature on December 15, 2024 and bore interest at a fixed annual rate of 2.25%. Upon acquisition, the Note reverted to an intercompany instrument and subsequent to the closing date, the Note was forgiven. In accordance with GAAP, as of the acquisition date the Note is considered to have been effectively settled and the acquisition-date fair value of $123 million is treated as purchase consideration and included in the purchase price. The fair value of the Note was determined using a discounted cash flow analysis based on current incremental borrowing rates for similar types of instruments.
We accounted for our completed acquisition of TriState Capital as a business combination in accordance with GAAP. Accordingly, the purchase price attributable to this acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The estimated fair values of assets acquired and liabilities assumed related to the TriState Capital acquisition are considered provisional and are based on currently available information. We believe that the information available as of June 30, 2022 provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. However, these provisional estimates may be adjusted upon the availability of new information regarding facts and circumstances which existed at the acquisition date. We expect to finalize the valuation of assets and liabilities in our fiscal

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
fourth quarter of 2022. Any adjustments to the initial estimates of the fair values of the assets acquired and liabilities assumed will be recorded as adjustments to the respective assets and liabilities, with the residual amounts allocated to goodwill. The following table summarizes the purchase consideration, fair value estimates of the assets acquired and liabilities assumed, and resulting goodwill as of the June 1, 2022 acquisition date.

TriState Capital
$ in millions, except share and per share amounts	June 1, 2022
Fair value of consideration transferred:
Fair value of common stock issued:
Shares of RJF common stock issued	7,861,189
RJF share price as of June 1, 2022	$97.74
Fair value of RJF common stock issued for TriState Capital common stock	$768
Other common stock consideration	10
Total fair value of common stock issued	778
Cash consideration (1)	359
Effective settlement of the Note	123
Preferred stock issued	120
Restricted stock awards issued	28
Total purchase price	$1,408
Fair value of assets acquired:
Cash and cash equivalents	$457
Financial instruments:
Available-for-sale securities	1,524
Derivative assets	51
Other investments	14
Bank loans, net	11,549
Deferred income taxes, net	26
Identifiable intangible assets	197
Other assets	226
All other assets acquired	45
Total assets acquired	$14,089
Fair value of liabilities assumed:
Bank deposits	$12,593
Financial instrument liabilities — Derivative liabilities	125
Accrued compensation, commissions and benefits	18
Other payables	99
Other borrowings	375
Total liabilities assumed	$13,210
Fair value of net identifiable assets acquired	$879
Goodwill (2)	$529
(1)    Cash consideration includes $6 per TriState Capital common share outstanding (for a total of $189 million) and $30 per TriState Capital Series C Convertible Preferred Stock outstanding (for a total of $154 million), as well as other cash amounts paid to settle outstanding TriState Capital warrants and options outstanding as of the closing and cash paid in lieu of fractional shares. We utilized our cash on hand to fund the cash component of the purchase consideration.
(2)    The goodwill associated with this acquisition, which has been allocated to our Bank segment and primarily represents synergies from combining TriState Capital with our existing businesses, is not deductible for tax purposes.

Our Condensed Consolidated Statements of Income and Comprehensive Income included net revenues and a pre-tax loss attributable to TriState Capital of $29 million and $16 million, respectively, for the period June 1, 2022 through June 30, 2022. The pre-tax loss included an initial provision for credit losses on loans and lending commitments acquired as part of the acquisition of $26 million (included in “Bank loan provision/(benefit) for credit losses”) and $5 million (included in “Other” expense), respectively. These provisions were required under GAAP to be recorded in earnings in the reporting period following the acquisition date.

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

We accounted for our completed acquisition of Charles Stanley as a business combination in accordance with GAAP. Accordingly, the purchase price attributable to this acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The following table summarizes the purchase consideration, fair value estimates of the assets acquired and liabilities assumed, and resulting goodwill as of the January 21, 2022 acquisition date.

Charles Stanley (1)
$ in millions	January 21, 2022
Purchase price	$376
Fair value of assets acquired:
Cash and cash equivalents	$154
Assets segregated for regulatory purposes	1,890
Brokerage client receivables	270
Identifiable intangible assets	85
All other assets acquired	36
Total assets acquired	$2,435
Fair value of liabilities assumed:
Brokerage client payables	$2,131
Accrued compensation, commissions and benefits	42
Other payables	50
Total liabilities assumed	$2,223
Fair value of net identifiable assets acquired	$212
Goodwill (2)	$164

(1)    The fair value of assets acquired and liabilities assumed associated with the Charles Stanley acquisition were denominated in British pounds sterling (“GBP”) and converted to U.S. dollars using the spot rate of 1.3554 as of January 21, 2022.
(2)    The goodwill associated with this acquisition, which has been allocated to our PCG segment, primarily represents synergies from combining Charles Stanley with our existing businesses and is not deductible for tax purposes.
Our Condensed Consolidated Statements of Income and Comprehensive Income included net revenues of $57 million and $105 million, respectively, for the three months ended June 30, 2022 and for the period January 21, 2022 through June 30, 2022, as well as an insignificant net loss for both of the aforementioned periods.

Determination of fair value

The following is a description of the methods used to determine the fair values of significant assets and liabilities acquired:

Cash and cash equivalents; Assets segregated for regulatory purposes; Brokerage client receivables; Brokerage client payables: The pre-close historical carrying amount of these assets and liabilities was a reasonable estimate of fair value based on the short-term nature of these assets and liabilities.

Available-for-sale securities: The fair values of available-for-sale securities were based on quoted market prices for the same or similar securities, recently executed transactions or third-party pricing models.

Derivatives assets and liabilities: The pre-close historical carrying values of derivative assets and liabilities were used as reasonable estimates of fair value.

Bank loans: Fair values for bank loans were determined using the loss adjusted cash flow model approach, which utilized a discounted cash flow methodology that considered credit loss expectations, market interest rates and other market factors such as liquidity from the perspective of a market participant. Loans were segregated into specific pools according to similar

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
characteristics, including risk, interest rate type (i.e., fixed or floating), underlying benchmark rate, and payment type, and were treated in the aggregate when determining the fair value of each pool. The interest and liquidity components of the estimate were determined by discounting interest and principal cash flows through the expected life of each loan. The discount rates were determined using the weighted-average funding costs method, which considered cost of debt, cost of equity, and funding mix, as well as adjustments for servicing expense and liquidity, and then compared to current market rates on originations.

Purchased loans were evaluated and classified as either purchased credit deteriorated (“PCD”), which indicates that the loan has experienced more than insignificant credit deterioration since origination, or non-PCD loans. For PCD loans, the sum of the loan’s purchase price and allowance for credit losses, which was determined as of the acquisition date using the same allowance methodology applied to the TriState loan portfolio as of June 30, 2022, became its initial amortized cost basis. The initial allowance for credit losses on PCD loans is established in purchase accounting, with a corresponding offset to goodwill (i.e., is not recorded in earnings). As required under GAAP, an initial allowance for credit losses on non-PCD loans is required to be established through a provision for credit losses (i.e., recorded in earnings) in the first reporting period following the acquisition. Subsequent changes in the allowance for credit losses for PCD and non-PCD loans will be recognized in the bank loan provision/(benefit) for credit losses. For non-PCD loans, the difference between the fair value and the unpaid principal balance was considered the fair value mark. The non-credit discount or premium related to PCD loans and the fair value mark on non-PCD loans will be accreted or amortized into interest income over the contractual life of the loan using the effective interest method.

Of the total bank loans acquired in the TriState Capital acquisition with an unpaid principal balance of $11.70 billion, $11.36 billion were considered non-PCD loans and $337 million were considered PCD loans. The following table reconciles the difference between the unpaid principal balance and purchase price of PCD loans at acquisition.

$ in millions	June 1, 2022
Unpaid principal balance of PCD loans	$337
Allowance for credit losses on PCD loans	(3)
Non-credit discount on PCD loans	(10)
Purchase price of PCD loans	$324

Identifiable intangible assets: The fair values of the significant identifiable intangible assets were estimated using the following income approaches.

•Customer relationships — The fair values of customer relationships were estimated using a multi-period excess earnings approach which was based on a forecast of all of the expected future net cash flows associated with the assets.
•Trade names — The fair values of trade names were estimated using a relief from royalty approach which was based on a forecast of the royalties we would save because we own the assets.
•Core deposit intangible (“CDI”) — The fair value of the CDI asset was estimated using a discounted cash flow approach, specifically the favorable source of funds method, that considered the cost of the acquired deposit base, an estimate of the cost associated with alternative funding sources, and expected client attrition rates.

These cash flow forecasts were then adjusted to present value by applying appropriate discount rates based on current market rates that reflect the risks associated with the cash flow streams.

The following table summarizes the fair value and weighted average estimated useful life of identifiable intangibles assets acquired as of the respective acquisition dates.

	June 1, 2022		January 21, 2022
	TriState Capital		Charles Stanley
$ in millions	Estimated fair value	Weighted average estimated useful life	Estimated fair value	Weighted average estimated useful life
Fair value of identifiable intangible assets acquired:
Core deposit intangible	$89	10 years	$—	—
Customer relationships	54	17 years	65	13 years
Trade name	33	20 years	15	10 years
Other	16	10 years	5	6 years
Non-amortizing customer relationships	5	N/A	—	—
Total identifiable intangibles assets acquired	$197		$85

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Other assets: Other assets primarily include company-owned life insurance policies, right-of-use (“ROU”) lease assets, investments in Federal Home Loan Bank (“FHLB”) stock, and investments in low-income housing tax credit (“LIHTC”) funds. The pre-close historical carrying values of company-owned life insurance policies, investments in FHLB stock and investments in LIHTC funds were used as a reasonable estimate of fair value. ROU lease assets were measured at the same amount as the lease liability, as adjusted to reflect favorable or unfavorable terms of the lease when compared with market terms (see “Other payables” section below for additional details regarding acquired lease liabilities).

Bank deposits: The fair values used for demand and savings deposits equaled the amounts payable on demand at the acquisition date. The fair values for time deposits were estimated by applying a discounted cash flow method to discount the principal and interest payments from maturity at the yields offered by similar banks as of the valuation date.

Other payables: Other payables primarily include lease liabilities and the fair value of unfunded lending commitments. Lease liabilities were measured at the present value of the remaining lease payments determined using a discounted cash flow method based on our cost of borrowing, as if the acquired lease were a new lease at the acquisition date. The fair value of unfunded lending commitments was estimated using a discounted cash flow approach.

Other borrowings: Other borrowings was comprised of 5.75% fixed-to-floating subordinated notes due 2030 and short-term FHLB advances (see Note 15 for further details on these borrowings). The fair value of the subordinated note was estimated based on quoted market prices as of the valuation date. The carrying amount of the FHLB advances was a reasonable estimate of fair value based on the short-term nature of these instruments and that the vast majority are floating-rate advances.

Pro forma financial information

The following table presents unaudited pro forma financial information as if the TriState Capital and Charles Stanley acquisitions had occurred on October 1, 2020. The unaudited pro forma results reflect adjustments for amortization of acquired identifiable intangible assets, the initial provision for credit losses on non-PCD loans and lending commitments acquired from TriState Capital, acquisition-related retention expense, and accretion of fair value adjustments to loans, available-for-sale securities, lending commitments, deposits, and other borrowings, with accretion calculated over the contractual life of the underlying asset or liability. Legal and other professional fees and other costs incurred to effect these acquisitions are treated as if they were incurred on October 1, 2020 in the pro forma amounts. The pro forma amounts do not reflect potential revenue growth or cost savings that may be realized as a result of these acquisitions. The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of future operations or results had these acquisitions been completed as of October 1, 2020.

	Three months ended June 30,		Nine Months Ended June 30,
$ in millions	2022	2021	2022	2021
Net revenues	$2,782	$2,613	$8,486	$7,470
Pre-tax income	$483	$424	$1,575	$1,252

Acquisitions completed subsequent to June 30, 2022

SumRidge Partners

On July 1, 2022, we completed our acquisition of SumRidge Partners, LLC (“SumRidge Partners”). SumRidge Partners is a technology-driven fixed income market maker specializing in investment-grade and high-yield corporate bonds, municipal bonds, and institutional preferred securities. The acquisition of SumRidge Partners adds an institutional market-making operation, as well as additional trading technologies and risk management tools to our existing fixed income operations. The acquisition was funded using cash on hand as of the acquisition date. SumRidge Partners will be integrated into our Capital Markets segment and its results of operations will be included in our results prospectively from the closing date of July 1, 2022.

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

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of June 30, 2022
Assets at fair value on a recurring basis:
Assets segregated for regulatory purposes (1)	$2,000	$—	$—	$—	$2,000
Trading assets:
Municipal and provincial obligations	1	104	—	—	105
Corporate obligations	10	56	—	—	66
Government and agency obligations	24	33	—	—	57
Agency mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMOs”) and asset-backed securities (“ABS”)	—	96	—	—	96
Non-agency CMOs and ABS	—	107	—	—	107
Total debt securities	35	396	—	—	431
Equity securities	7	—	—	—	7
Brokered certificates of deposit	—	20	—	—	20
Total trading assets	42	416	—	—	458
Available-for-sale securities (2)	912	9,552	—	—	10,464
Derivative assets:
Interest rate - matched book	—	84	—	—	84
Interest rate - other	8	289	—	(235)	62
Foreign exchange	—	4	—	—	4
Other	—	—	2	—	2
Total derivative assets	8	377	2	(235)	152
Other investments - private equity - not measured at net asset value (“NAV”)	—	—	27	—	27
All other investments:
Government and agency obligations (3)	120	—	—	—	120
Other	97	2	24	—	123
Total all other investments	217	2	24	—	243
Subtotal	3,179	10,347	53	(235)	13,344
Other investments - private equity - measured at NAV					95
Total assets at fair value on a recurring basis	$3,179	$10,347	$53	$(235)	$13,439

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$2	$6	$—	$—	$8
Corporate obligations	—	3	—	—	3
Government and agency obligations	101	—	—	—	101
Total debt securities	103	9	—	—	112
Equity securities	46	—	—	—	46
Total trading liabilities	149	9	—	—	158
Derivative liabilities:
Interest rate - matched book	—	84	—	—	84
Interest rate - other	7	345	—	(58)	294
Other	—	—	1	—	1
Total derivative liabilities	7	429	1	(58)	379
Total liabilities at fair value on a recurring basis	$156	$438	$1	$(58)	$537

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of September 30, 2021
Assets at fair value on a recurring basis:
Assets segregated for regulatory purposes (1)	$2,100	$—	$—	$—	$2,100
Trading assets:
Municipal and provincial obligations	—	155	—	—	155
Corporate obligations	16	63	—	—	79
Government and agency obligations	15	94	—	—	109
Agency MBS, CMOs and ABS	—	211	—	—	211
Non-agency CMOs and ABS	—	14	—	—	14
Total debt securities	31	537	—	—	568
Equity securities	8	4	—	—	12
Brokered certificates of deposit	—	16	—	—	16
Other	—	—	14	—	14
Total trading assets	39	557	14	—	610
Available-for-sale securities (2)	15	8,300	—	—	8,315
Derivative assets:
Interest rate - matched book	—	193	—	—	193
Interest rate - other	16	128	—	(87)	57
Foreign exchange	—	5	—	—	5
Total derivative assets	16	326	—	(87)	255
Other investments - private equity - not measured at NAV	—	—	75	—	75
All other investments:
Government and agency obligations (3)	86	—	—	—	86
Other	77	2	23	—	102
Total all other investments	163	2	23	—	188
Subtotal	2,333	9,185	112	(87)	11,543
Other investments - private equity - measured at NAV					94
Total assets at fair value on a recurring basis	$2,333	$9,185	$112	$(87)	$11,637

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$2	$—	$—	$—	$2
Corporate obligations	—	6	—	—	6
Government and agency obligations	137	—	—	—	137
Total debt securities	139	6	—	—	145
Equity securities	28	3	—	—	31
Total trading liabilities	167	9	—	—	176
Derivative liabilities:
Interest rate - matched book	—	193	—	—	193
Interest rate - other	16	106	—	(88)	34
Other	—	—	1	—	1
Total derivative liabilities	16	299	1	(88)	228
Total liabilities at fair value on a recurring basis	$183	$308	$1	$(88)	$404

(1)    These assets consist of U.S. Treasury securities (“U.S. Treasuries”) with maturities greater than 3 months as of our date of purchase. These assets do not include U.S. Treasuries with maturities of less than 3 months as of our date of purchase with a fair value of $6.19 billion at June 30, 2022 and $3.55 billion at September 30, 2021 which were considered cash and cash equivalents segregated for regulatory purposes. These assets are classified as Level 1.
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

Three months ended June 30, 2022 Level 3 instruments at fair value
	Financial assets				Financial liabilities
	Trading assets	Derivative assets	Other investments		Trading liabilities	Derivative liabilities
$ in millions	Other	Other	Private equity investments	All other	Other	Other
Fair value beginning of period	$13	$—	$23	$30	$(1)	$—
Total gains/(losses) included in earnings	(1)	2	4	(4)	1	(1)
Purchases and contributions	37	—	—	—	—	—
Sales, distributions, and deconsolidations	(49)	—	—	(2)	—	—
Transfers:
Into Level 3	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—
Fair value end of period	$—	$2	$27	$24	$—	$(1)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$2	$4	$1	$—	$(1)

Nine Months Ended June 30, 2022 Level 3 instruments at fair value
	Financial assets				Financial liabilities
	Trading assets	Derivative assets	Other investments		Trading liabilities	Derivative liabilities
$ in millions	Other	Other	Private equity investments	All other	Other	Other
Fair value beginning of period	$14	$—	$75	$23	$—	$(1)
Total gains/(losses) included in earnings	1	2	4	(4)	—	—
Purchases and contributions	91	—	—	7	—	—
Sales, distributions, and deconsolidations	(106)	—	(40)	(2)	—	—
Transfers:
Into Level 3	—	—	—	—	—	—
Out of Level 3	—	—	(12)	—	—	—
Fair value end of period	$—	$2	$27	$24	$—	$(1)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$2	$4	$1	$—	$(1)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Three months ended June 30, 2021 Level 3 instruments at fair value
	Financial assets				Financial liabilities
	Trading assets	Derivative assets	Other investments		Trading liabilities	Derivative liabilities
$ in millions	Other	Other	Private equity investments	All other	Other	Other
Fair value beginning of period	$5	$—	$52	$23	$(1)	$(4)
Total gains/(losses) included in earnings	—	1	14	—	1	—
Purchases and contributions	10	—	—	—	—	—
Sales and distributions	(5)	—	—	—	—	—
Transfers:
Into Level 3	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—
Fair value end of period	$10	$1	$66	$23	$—	$(4)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$1	$14	$—	$—	$—

Nine Months Ended June 30, 2021 Level 3 instruments at fair value
	Financial assets				Financial liabilities
	Trading assets	Derivative assets	Other investments		Trading liabilities	Derivative liabilities
$ in millions	Other	Other	Private equity investments	All other	Other	Other
Fair value beginning of period	$12	$—	$37	$22	$—	$(5)
Total gains/(losses) included in earnings	—	1	29	1	—	1
Purchases and contributions	26	—	—	—	—	—
Sales and distributions	(28)	—	—	—	—	—
Transfers:
Into Level 3	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—
Fair value end of period	$10	$1	$66	$23	$—	$(4)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$1	$29	$—	$—	$1

As of June 30, 2022, 16% of our assets and less than 1% of our liabilities were measured at fair value on a recurring basis.  In comparison, as of September 30, 2021, 19% of our assets and less than 1% of our liabilities were measured at fair value on a recurring basis. As of both June 30, 2022 and September 30, 2021, Level 3 assets represented less than 1% of our assets measured at fair value on a recurring basis.

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

Our private equity portfolio as of June 30, 2022 included investments in third-party funds and direct investments. Our private equity portfolio includes growth equity, venture capital, and mezzanine lending investments. Our investments cannot be redeemed directly with the funds. Our investments are monetized through the liquidation of underlying assets of fund investments, the timing of which is uncertain.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the recorded value and unfunded commitments related to our private equity investments portfolio.

$ in millions	Recorded value	Unfunded commitment
June 30, 2022
Private equity investments measured at NAV	$95	$29
Private equity investments not measured at NAV	27
Total private equity investments	$122

September 30, 2021
Private equity investments measured at NAV	$94	$8
Private equity investments not measured at NAV	75
Total private equity investments (1)	$169

(1)    Of the total private equity investments, the portion we owned was $120 million, while the portion that we did not own was $49 million and was included as a component of noncontrolling interests on our Condensed Consolidated Statements of Financial Condition.

As a financial holding company, we are subject to holding period limitations for our merchant banking activities. As a result of such holding limitations, we exited or restructured certain of our private equity investments during the first half of our fiscal 2022, which resulted in a decline in private equity investments not measured at NAV compared to September 30, 2021 and a decline in noncontrolling interests on our Condensed Consolidated Statements of Financial Condition related to the portion of such investments we did not own. Additionally, many of our private equity fund investments met the definition of prohibited covered funds as defined by the Volcker Rule enacted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). We received approval from the Board of Governors of the Federal Reserve System (“the Fed”) to continue to hold the majority of our covered fund investments until July 2022. As a result, we have exited or restructured our covered fund investments to conform to such regulatory deadlines.

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

$ in millions	Level 2	Level 3	Total fair value	Valuation technique(s)	Unobservable input	Range (weighted-average)
June 30, 2022
Bank loans:
Residential mortgage loans	$3	$9	$12	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.4 yrs.)
Corporate loans	$—	$64	$64	Collateral or discounted cash flow (1)	Recovery rate	37% - 70% (48%)
Loans held for sale	$69	$—	$69	N/A	N/A	N/A

September 30, 2021
Bank loans:
Residential mortgage loans	$3	$11	$14	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.5 yrs.)
Corporate loans	$—	$49	$49	Collateral or discounted cash flow (1)	Recovery rate	74%
Loans held for sale	$29	$—	$29	N/A	N/A	N/A

(1)    The valuation techniques used to estimate the fair values are based on collateral value less selling costs for the collateral-dependent loans and discounted cash flows for loans that are not collateral-dependent. Unobservable inputs used in the discounted cash flow valuation technique are presented in the table.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Financial instruments not recorded at fair value

Many, but not all, of the financial instruments we hold were recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The following table presents the estimated fair value and fair value hierarchy of financial assets and liabilities that are not recorded at fair value on the Condensed Consolidated Statements of Financial Condition at June 30, 2022 and September 30, 2021. This table excludes financial instruments that are carried at amounts which approximate fair value. Refer to Note 4 of our 2021 Form 10-K for a discussion of the fair value hierarchy classifications of our financial instruments that are not recorded at fair value.

$ in millions	Level 2	Level 3	Total estimated fair value	Carrying amount
June 30, 2022
Financial assets:
Bank loans, net	$96	$41,105	$41,201	$41,698
Financial liabilities:
Bank deposits - certificates of deposit	$490	$619	$1,109	$1,121
Other borrowings - Subordinated notes payable	$98	$—	$98	$100
Senior notes payable	$1,881	$—	$1,881	$2,038

September 30, 2021
Financial assets:
Bank loans, net	$116	$24,839	$24,955	$24,902
Financial liabilities:
Bank deposits - certificates of deposit	$—	$898	$898	$878
Senior notes payable	$2,459	$—	$2,459	$2,037

NOTE 5 – AVAILABLE-FOR-SALE SECURITIES

We own available-for-sale securities at Raymond James Bank and TriState Capital Bank. Refer to Note 2 of our 2021 Form 10-K for a discussion of our accounting policies applicable to our available-for-sale securities.

The following table details the amortized costs and fair values of our available-for-sale securities.

$ in millions	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2022
Agency residential MBS	$5,903	$—	$(390)	$5,513
Agency commercial MBS	1,428	—	(144)	1,284
Agency CMOs	1,706	1	(161)	1,546
Other agency obligations	578	—	(11)	567
Non-agency residential MBS	496	—	(11)	485
U.S. Treasuries	919	—	(7)	912
Corporate bonds	140	1	(1)	140
Other	19	—	(2)	17
Total available-for-sale securities	$11,189	$2	$(727)	$10,464

September 30, 2021
Agency residential MBS	$5,168	$46	$(25)	$5,189
Agency commercial MBS	1,285	7	(28)	1,264
Agency CMOs	1,854	9	(16)	1,847
U.S. Treasuries	15	—	—	15
Total available-for-sale securities	$8,322	$62	$(69)	$8,315

The amortized costs and fair values in the preceding table exclude $22 million and $14 million of accrued interest on available-for-sale securities as of June 30, 2022 and September 30, 2021, respectively, which was included in “Other receivables, net” on our Condensed Consolidated Statements of Financial Condition.

See Note 4 for additional information regarding the fair value of available-for-sale securities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table details the contractual maturities, amortized costs, carrying values and current yields for our available-for-sale securities.  Since our MBS and CMO available-for-sale securities are backed by mortgages, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. As a result, as of June 30, 2022, the weighted-average life of our available-for-sale securities portfolio was approximately 4.75 years.

	June 30, 2022
$ in millions	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency residential MBS
Amortized cost	$—	$135	$2,621	$3,147	$5,903
Carrying value	$—	$133	$2,468	$2,912	$5,513
Agency commercial MBS
Amortized cost	$19	$481	$853	$75	$1,428
Carrying value	$19	$452	$746	$67	$1,284
Agency CMOs
Amortized cost	$—	$8	$34	$1,664	$1,706
Carrying value	$—	$8	$32	$1,506	$1,546
Other agency obligations
Amortized cost	$—	$467	$99	$12	$578
Carrying value	$—	$456	$98	$13	$567
Non-agency residential MBS
Amortized cost	$—	$—	$—	$496	$496
Carrying value	$—	$—	$—	$485	$485
U.S. Treasuries
Amortized cost	$—	$915	$4	$—	$919
Carrying value	$—	$909	$3	$—	$912
Corporate bonds
Amortized cost	$—	$78	$62	$—	$140
Carrying value	$—	$77	$63	$—	$140
Other
Amortized cost	$1	$5	$—	$13	$19
Carrying value	$1	$4	$—	$12	$17
Total available-for-sale securities
Amortized cost	$20	$2,089	$3,673	$5,407	$11,189
Carrying value	$20	$2,039	$3,410	$4,995	$10,464
Weighted-average yield	2.15%	2.23%	1.33%	1.89%	1.76%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table details the gross unrealized losses and fair values of securities that were in a loss position at the reporting period end, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
$ in millions	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
June 30, 2022
Agency residential MBS	$4,288	$(267)	$1,149	$(123)	$5,437	$(390)
Agency commercial MBS	607	(44)	649	(100)	1,256	(144)
Agency CMOs	961	(85)	547	(76)	1,508	(161)
Other agency obligations	487	(11)	—	—	487	(11)
Non-agency residential MBS	471	(11)	—	—	471	(11)
U.S. Treasuries	776	(7)	—	—	776	(7)
Corporate bonds	120	(1)	—	—	120	(1)
Other	18	(1)	—	(1)	18	(2)
Total	$7,728	$(427)	$2,345	$(300)	$10,073	$(727)
September 30, 2021
Agency residential MBS	$3,155	$(25)	$18	$—	$3,173	$(25)
Agency commercial MBS	645	(13)	353	(15)	998	(28)
Agency CMOs	918	(12)	231	(4)	1,149	(16)
U.S. Treasuries	3	—	—	—	3	—
Total	$4,721	$(50)	$602	$(19)	$5,323	$(69)

At June 30, 2022, of the 992 available-for-sale securities in an unrealized loss position, 842 were in a continuous unrealized loss position for less than 12 months and 150 securities were in a continuous unrealized loss position for greater than 12 months. The contractual cash flows for certain securities within our available-for-sale portfolio are guaranteed by the U.S. government or its agencies. For those securities, we do not consider any associated unrealized losses to be credit losses due to the guarantee of the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities. In addition, unrealized losses related to these available-for-sale securities are generally due to changes in market interest rates. At June 30, 2022, based on our assessment of those securities not guaranteed by the U.S. government or its agencies, we recognized an insignificant allowance for credit losses.

At June 30, 2022, debt securities we held in excess of ten percent of our equity included those issued by the Federal National Home Mortgage Association and Federal Home Loan Mortgage Corporation with amortized costs of $5.60 billion and $3.23 billion, respectively, and fair values of $5.18 billion and $2.97 billion, respectively.

During the three and nine months ended June 30, 2022, sales of available-for-sale securities were insignificant. During the three and nine months ended June 30, 2021, we received proceeds of $450 million and $969 million, respectively, from the sales of agency MBS and agency CMO available-for-sale securities, resulting in insignificant gains.

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

	June 30, 2022			September 30, 2021
$ in millions	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate - matched book	$84	$84	$1,340	$193	$193	$1,736
Interest rate - other (1)	288	352	16,551	144	122	15,087
Foreign exchange	2	—	1,037	3	—	826
Other	2	1	601	—	1	551
Subtotal	376	437	19,529	340	316	18,200
Derivatives designated as hedging instruments
Interest rate - other	9	—	1,050	—	—	850
Foreign exchange	2	—	1,160	2	—	939
Subtotal	11	—	2,210	2	—	1,789
Total gross fair value/notional amount	387	437	$21,739	342	316	$19,989
Offset on the Condensed Consolidated Statements of Financial Condition
Counterparty netting	(31)	(31)		(46)	(46)
Cash collateral netting	(204)	(27)		(41)	(42)
Total amounts offset	(235)	(58)		(87)	(88)
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	152	379		255	228
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
Financial instruments (2)	(85)	(84)		(205)	(193)
Total	$67	$295		$50	$35

(1)    Relates to interest rate derivatives entered into as part of our fixed income business operations, including to-be-announced security contracts (“TBAs”) that are accounted for as derivatives, as well as our banking operations, including those acquired with TriState Capital on June 1, 2022.
(2)    Although the matched book derivative arrangements do not meet the definition of a master netting arrangement as specified by GAAP, the agreement with the third-party intermediary includes terms that are similar to a master netting agreement. As a result, we present the matched book amounts net in the preceding table.

The following table details the gains/(losses) included in accumulated other comprehensive income/(loss) (“AOCI”), net of income taxes, on derivatives designated as hedging instruments. These gains/(losses) included any amounts reclassified from AOCI to net income during the period. See Note 19 for additional information.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2022	2021	2022	2021
Interest rate (cash flow hedges)	$10	$(2)	$48	$22
Foreign exchange (net investment hedges)	24	(9)	14	(48)
Total gains/(losses) in AOCI, net of taxes	$34	$(11)	$62	$(26)

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for each of the three and nine months ended June 30, 2022 and 2021. We expect to reclassify $13 million of interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is five years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table details the gains/(losses) on derivatives not designated as hedging instruments recognized on the Condensed Consolidated Statements of Income and Comprehensive Income.

$ in millions		Three months ended June 30,		Nine months ended June 30,
	Location of gain/(loss)	2022	2021	2022	2021
Interest rate	Principal transactions/other revenues	$4	$2	$14	$12
Foreign exchange	Other revenues	$33	$(9)	$30	$(39)
Other	Principal transactions	$1	$1	$2	$3

Risks associated with our derivatives and related risk mitigation

Credit risk

We are exposed to credit losses primarily in the event of nonperformance by the counterparties to derivatives that are not cleared through a clearing organization. Where we are subject to credit exposure, we perform a credit evaluation of counterparties prior to entering into derivative transactions and we continue to monitor their credit standings on an ongoing basis.  We may require initial margin or collateral from counterparties, generally in the form of cash or other marketable securities to support certain of these obligations as established by the credit threshold specified by the agreement and/or as a result of monitoring the credit standing of the counterparties. We also enter into derivatives with clients to which Raymond James Bank and TriState Capital Bank have provided loans. Such derivatives are generally collateralized by marketable securities or other assets of the client.

Our only exposure to credit risk on matched book derivatives is related to our uncollected derivative transaction fee revenues, which were insignificant as of both June 30, 2022 and September 30, 2021. We are not exposed to market risk on these derivatives due to the pass-through transaction structure described in Note 2 of our 2021 Form 10-K.

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

Derivatives with credit-risk-related contingent features

Certain of our derivative contracts contain provisions that require our debt to maintain an investment-grade rating from one or more of the major credit rating agencies or contain provisions related to default on certain of our outstanding debt. If our debt were to fall below investment-grade or we were to default on certain of our outstanding debt, the counterparties to the derivative instruments could terminate the derivative and request immediate payment, or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position was insignificant as of June 30, 2022 and September 30, 2021.

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

	Collateralized agreements			Collateralized financings
$ in millions	Reverse repurchase agreements	Securities borrowed	Total	Repurchase agreements	Securities loaned	Total
June 30, 2022
Gross amounts of recognized assets/liabilities	$168	$463	$631	$100	$337	$437
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	168	463	631	100	337	437
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(168)	(452)	(620)	(100)	(320)	(420)
Net amounts	$—	$11	$11	$—	$17	$17
September 30, 2021
Gross amounts of recognized assets/liabilities	$279	$201	$480	$205	$72	$277
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	279	201	480	205	72	277
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(279)	(195)	(474)	(205)	(68)	(273)
Net amounts	$—	$6	$6	$—	$4	$4

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

$ in millions	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
June 30, 2022
Repurchase agreements:
Government and agency obligations	$57	$—	$—	$—	$57
Agency MBS and agency CMOs	43	—	—	—	43
Total repurchase agreements	100	—	—	—	100
Securities loaned:
Equity securities	337	—	—	—	337
Total collateralized financings	$437	$—	$—	$—	$437
September 30, 2021
Repurchase agreements:
Government and agency obligations	$122	$—	$—	$—	$122
Agency MBS and agency CMOs	83	—	—	—	83
Total repurchase agreements	205	—	—	—	205
Securities loaned:
Equity securities	72	—	—	—	72
Total collateralized financings	$277	$—	$—	$—	$277

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

$ in millions	June 30, 2022	September 30, 2021
Collateral we received that was available to be delivered or repledged	$3,830	$3,429
Collateral that we delivered or repledged	$995	$830

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

$ in millions	June 30, 2022	September 30, 2021
Had the right to deliver or repledge	$422	$368
Did not have the right to deliver or repledge	$63	$65
Bank loans, net pledged at the FHLB and the Federal Reserve Bank of Atlanta (“FRB”)	$8,138	$5,716

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 – BANK LOANS, NET

Bank client receivables are comprised of loans originated or purchased by our Bank segment and include commercial and industrial (“C&I”) loans, real estate investment trust (“REIT”) loans, tax-exempt loans, commercial and residential real estate loans, and securities-based loans (“SBL”) and other loans. These receivables are collateralized by first and, to a lesser extent, second mortgages on residential or other real property, other assets of the borrower, a pledge of revenue, securities or are unsecured. We segregate our loan portfolio into six loan portfolio segments: C&I, commercial real estate (“CRE”), REIT, tax-exempt, residential mortgage, and SBL and other. Substantially all of the SBL and other segment portfolio is comprised of securities-based loans. See Note 2 of our 2021 Form 10-K for a discussion of our October 1, 2020 adoption of new accounting guidance related to the measurement of credit losses on financial instruments and our accounting policies related to bank loans and the allowance for credit losses.

Loan balances in the following tables are presented at amortized cost (outstanding principal balance net of unearned income and deferred expenses, which include purchase premiums, purchase discounts and net deferred origination fees and costs), except for certain held for sale loans recorded at fair value. Bank loans are presented on our Condensed Consolidated Statements of Financial Condition at amortized cost (or fair value where applicable) less the allowance for credit losses. As it pertains to TriState Capital Bank’s loans acquired as of June 1, 2022, the amortized cost of such purchased loans reflects the fair value of the loans on the origination date, and as described further in Note 3, the purchase discount on such loans is accreted to interest income over the contractual life of the loan.

The following table presents the balances for both the held for sale and held for investment loan portfolios, as well as the associated percentage of each portfolio segment in our bank loan portfolio.

	June 30, 2022		September 30, 2021
$ in millions	Balance	%	Balance	%
C&I loans	$10,897	26%	$8,440	33%
CRE loans	6,354	15%	2,872	11%
REIT loans	1,416	3%	1,112	5%
Tax-exempt loans	1,347	3%	1,321	5%
Residential mortgage loans	6,728	16%	5,318	21%
SBL and other	15,312	36%	6,106	24%
Total loans held for investment	42,054	99%	25,169	99%
Held for sale loans	166	1%	145	1%
Total loans held for sale and investment	42,220	100%	25,314	100%
Allowance for credit losses	(377)		(320)
Bank loans, net (1)	$41,843		$24,994
Accrued interest receivable on bank loans	$99		$48

(1) Bank loans as of June 30, 2022 are presented net of $131 million of net unamortized discounts, unearned income, and deferred loan fees and costs. This amount primarily arose from the purchase discounts on bank loans acquired in the TriState Capital acquisition. See Note 3 for further information. Bank loans as of September 30, 2021 are presented net of $1 million of unearned income and deferred loan fees and costs.

The allowance for credit losses was 0.90% and 1.27% of the held for investment loan portfolio as of June 30, 2022 and September 30, 2021, respectively. Accrued interest receivables presented in the preceding table are reported in “Other receivables, net” on our Condensed Consolidated Statements of Financial Condition.

At June 30, 2022, we had pledged $5.8 billion of residential mortgage loans and $1.5 billion of CRE loans with the FHLB as security for the repayment of certain borrowings. Additionally, as of June 30, 2022, we had pledged $797 million of C&I loans with the FRB to be eligible to participate in the Federal Reserve’s discount window program. See Notes 7 and 15 for more information regarding borrowings from the FHLB and bank loans pledged with the FHLB and FRB.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Held for sale loans

Exclusive of the loans acquired on June 1, 2022 in our acquisition of TriState Capital Bank, we originated or purchased $683 million and $2.65 billion of loans held for sale during the three and nine months ended June 30, 2022, respectively, and $385 million and $1.50 billion during the three and nine months ended June 30, 2021, respectively. The majority of these loans were purchases of the guaranteed portions of Small Business Administration (“SBA”) loans intended for resale in the secondary market as individual SBA loans or as securitized pools of SBA loans. Proceeds from the sales of these held for sale loans amounted to $345 million and $1.02 billion during the three and nine months ended June 30, 2022, respectively, and $230 million and $625 million during the three and nine months ended June 30, 2021, respectively. Net gains resulting from such sales were insignificant in all periods during the three and nine months ended June 30, 2022 and 2021.

Purchases and sales of loans held for investment

The following table presents purchases and sales of loans held for investment by portfolio segment. Purchases do not include loans obtained from the acquisition of TriState Capital Bank.

$ in millions	C&I loans	Residential mortgage loans	Total
Three months ended June 30, 2022
Purchases	$439	$383	$822
Sales	$33	$—	$33
Nine months ended June 30, 2022
Purchases	$1,219	$790	$2,009
Sales	$145	$—	$145
Three months ended June 30, 2021
Purchases	$381	$190	$571
Sales	$116	$—	$116
Nine months ended June 30, 2021
Purchases	$1,041	$350	$1,391
Sales	$216	$—	$216

Sales in the preceding table represent the recorded investment (i.e., net of charge-offs and discounts or premiums) of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. As more fully described in Note 2 of our 2021 Form 10-K, corporate loan sales generally occur as part of our credit management activities. Corporate loans include C&I, CRE, and REIT loans.

Aging analysis of loans held for investment

The following table presents information on delinquency status of our loans held for investment.

$ in millions	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual with allowance	Nonaccrual with no allowance	Current and accruing	Total loans held for investment
June 30, 2022
C&I loans	$16	$—	$16	$46	$—	$10,835	$10,897
CRE loans	—	—	—	12	17	6,325	6,354
REIT loans	—	—	—	—	—	1,416	1,416
Tax-exempt loans	—	—	—	—	—	1,347	1,347
Residential mortgage loans	1	—	1	1	14	6,712	6,728
SBL and other	1	—	1	—	—	15,311	15,312
Total loans held for investment	$18	$—	$18	$59	$31	$41,946	$42,054

September 30, 2021
C&I loans	$—	$—	$—	$39	$—	$8,401	$8,440
CRE loans	—	—	—	—	20	2,852	2,872
REIT loans	—	—	—	—	—	1,112	1,112
Tax-exempt loans	—	—	—	—	—	1,321	1,321
Residential mortgage loans	2	—	2	2	13	5,301	5,318
SBL and other	—	—	—	—	—	6,106	6,106
Total loans held for investment	$2	$—	$2	$41	$33	$25,093	$25,169

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The preceding table includes $78 million and $61 million at June 30, 2022 and September 30, 2021, respectively, of nonaccrual loans which were current pursuant to their contractual terms. The table also includes troubled debt restructurings (“TDRs”) of $13 million, $9 million, and $11 million for C&I loans, CRE loans, and residential first mortgage loans, respectively, at June 30, 2022, and $12 million and $13 million for CRE loans and residential first mortgage loans, respectively, at September 30, 2021.

Other real estate owned, included in “Other assets” on our Condensed Consolidated Statements of Financial Condition, was insignificant at both June 30, 2022 and September 30, 2021.

Collateral-dependent loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale of the underlying collateral. Collateral-dependent loans are recorded based upon the fair value of the collateral less the estimated selling costs. At June 30, 2022, we had $13 million of collateral-dependent C&I loans which were fully collateralized by commercial real estate and other business assets and $28 million of collateral-dependent CRE loans which were fully collateralized by retail, industrial, and health care real estate. As September 30, 2021, we had $20 million of collateral-dependent CRE loans which were fully collateralized by retail and industrial real estate. We had $7 million and $5 million of collateral-dependent residential loans at June 30, 2022 and September 30, 2021, respectively, which were fully collateralized by single family homes. The recorded investment in mortgage loans secured by one-to-four family residential properties for which formal foreclosure proceedings were in process was $5 million and $4 million at June 30, 2022 and September 30, 2021, respectively.

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

Pass – Loans which are currently performing in accordance with the contractual terms and are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less costs to acquire and sell, of any underlying collateral in a timely manner.

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

	June 30, 2022
	Loans by origination fiscal year
$ in millions	2022	2021	2020	2019	2018	Prior	Revolving loans	Total
C&I loans
Risk rating:
Pass	$693	$1,514	$1,341	$1,244	$1,370	$2,217	$2,231	$10,610
Special mention	—	—	62	38	—	82	4	186
Substandard	1	—	3	25	40	—	19	88
Doubtful	—	—	—	4	9	—	—	13
Total C&I loans	$694	$1,514	$1,406	$1,311	$1,419	$2,299	$2,254	$10,897

CRE loans
Risk rating:
Pass	$1,420	$1,329	$878	$749	$855	$687	$189	$6,107
Special mention	—	2	30	27	36	—	—	95
Substandard	—	—	15	20	80	37	—	152
Doubtful	—	—	—	—	—	—	—	—
Total CRE loans	$1,420	$1,331	$923	$796	$971	$724	$189	$6,354

REIT loans
Risk rating:
Pass	$87	$234	$99	$57	$40	$185	$591	$1,293
Special mention	—	—	—	13	11	64	8	96
Substandard	—	—	—	21	—	4	2	27
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$87	$234	$99	$91	$51	$253	$601	$1,416

Tax-exempt loans
Risk rating:
Pass	$71	$170	$58	$115	$197	$736	$—	$1,347
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$71	$170	$58	$115	$197	$736	$—	$1,347

Residential mortgage loans
Risk rating:
Pass	$2,195	$1,727	$1,059	$493	$300	$887	$37	$6,698
Special mention	1	1	—	2	—	4	—	8
Substandard	—	—	—	—	1	21	—	22
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$2,196	$1,728	$1,059	$495	$301	$912	$37	$6,728

SBL and other
Risk rating:
Pass	$10	$41	$75	$44	$36	$43	$15,063	$15,312
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total SBL and other	$10	$41	$75	$44	$36	$43	$15,063	$15,312

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

The following table presents the held for investment residential mortgage loan portfolio by FICO score and by LTV ratio at origination.

$ in millions	June 30, 2022	September 30, 2021
FICO score:
Below 600	$65	$67
600 - 699	463	416
700 - 799	4,943	3,772
800 +	1,231	1,058
FICO score not available	26	5
Total	$6,728	$5,318

LTV ratio:
Below 80%	$5,258	$4,123
80%+	1,470	1,195
Total	$6,728	$5,318

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Allowance for credit losses

The following table presents changes in the allowance for credit losses on held for investment bank loans by portfolio segment.

$ in millions	C&I loans	CRE loans	REIT loans	Tax-exempt loans	Residential mortgage loans	SBL and other	Total
Three months ended June 30, 2022
Balance at beginning of period	$195	$71	$25	$2	$32	$3	$328
Initial allowance on acquired PCD loans	1	2	—	—	—	—	3
Provision/(benefit) for credit losses:
Initial provision for credit losses on non-PCD loans acquired with TriState Capital Bank	5	19	—	—	—	2	26
Provision/(benefit) for credit losses	17	—	(2)	—	16	(1)	30
Total provision/(benefit) for credit losses	22	19	(2)	—	16	1	56
Net (charge-offs)/recoveries:
Charge-offs	(11)	(4)	—	—	—	—	(15)
Recoveries	—	5	—	—	—	—	5
Net (charge-offs)/recoveries	(11)	1	—	—	—	—	(10)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of period	$207	$93	$23	$2	$48	$4	$377

Nine months ended June 30, 2022
Balance at beginning of period	$191	$66	$22	$2	$35	$4	$320
Initial allowance on acquired PCD loans	1	2	—	—	—	—	3
Provision/(benefit) for credit losses:
Initial provision for credit losses on non-PCD loans acquired with TriState Capital Bank	5	19	—	—	—	2	26
Provision/(benefit) for credit losses	24	5	1	—	12	(2)	40
Total provision/(benefit) for credit losses	29	24	1	—	12	—	66
Net (charge-offs)/recoveries:
Charge-offs	(14)	(4)	—	—	—	—	(18)
Recoveries	—	5	—	—	1	—	6
Net (charge-offs)/recoveries	(14)	1	—	—	1	—	(12)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of period	$207	$93	$23	$2	$48	$4	$377

Three months ended June 30, 2021
Balance at beginning of period	$203	$74	$36	$2	$26	$4	$345
Provision/(benefit) for credit losses	(14)	2	(10)	—	3	—	(19)
Net (charge-offs)/recoveries:
Charge-offs	(1)	(3)	—	—	—	—	(4)
Recoveries	—	—	—	—	—	—	—
Net (charge-offs)/recoveries	(1)	(3)	—	—	—	—	(4)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of period	$188	$73	$26	$2	$29	$4	$322

Nine months ended June 30, 2021
Balance at beginning of period	$200	$81	$36	$14	$18	$5	$354
Impact of CECL adoption	19	(11)	(9)	(12)	24	(2)	9
Provision/(benefit) for credit losses	(29)	5	(1)	—	(13)	1	(37)
Net (charge-offs)/recoveries:
Charge-offs	(3)	(3)	—	—	—	—	(6)
Recoveries	—	—	—	—	—	—	—
Net (charge-offs)/recoveries	(3)	(3)	—	—	—	—	(6)
Foreign exchange translation adjustment	1	1	—	—	—	—	2
Balance at end of period	$188	$73	$26	$2	$29	$4	$322

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The allowance for credit losses on held for investment bank loans increased $49 million and $57 million during the three and nine months ended June 30, 2022, respectively, primarily due to the initial provision for credit losses of $26 million recorded on non-PCD loans acquired as part of the TriState Capital acquisition, as well as the impact of both loan growth at Raymond James Bank and a weaker macroeconomic outlook.

The allowance for credit losses on unfunded lending commitments, which is included in “Other payables” on our Condensed Consolidated Statements of Financial Condition, was $19 million, $12 million, and $13 million at June 30, 2022, March 31, 2022 and September 30, 2021, respectively. The increase in the allowance for credit losses on unfunded lending commitments for the three and nine months ended June 30, 2022 included $5 million related to the initial provision for credit losses on lending commitments assumed as a result of the acquisition of TriState Capital which was included “Other” expenses on our Condensed Consolidated Statements of Income and Comprehensive Income.

TriState Capital Bank allowance for credit losses policy

TriState Capital Bank’s accounting policies for its loan portfolio are substantially consistent with the accounting policies presented in Note 2 of our 2021 Form 10-K.

TriState Capital Bank estimates expected credit losses over the life of each loan in its portfolio utilizing lifetime or cumulative loss rate methodology, which identifies macroeconomic factors and asset-specific characteristics that are correlated with credit loss experience including loan age, loan type, and leverage. The lifetime loss rate is applied to the amortized cost of the loan. This methodology builds on default and recovery probabilities by utilizing pool-specific historical loss rates to calculate expected credit losses. These pool-specific historical loss rates may be adjusted for a forecast of certain macroeconomic variables, as further discussed below, and other factors such as differences in underwriting standards, portfolio mix, or when historical asset terms do not reflect the contractual terms of the financial assets being evaluated as of the measurement date. Each time expected credit losses are measured, the relevancy of historical loss information is assessed and management considers any necessary adjustments to address any differences in asset-specific characteristics. The lifetime loss rates are estimated by analyzing a combination of internal and external data related to historical performance of each loan pool over a complete economic cycle. Loss rates are based on historical averages for each loan pool, adjusted to reflect the impact of a single, forward-looking forecast of certain macroeconomic variables such as gross domestic product (“GDP”), unemployment rates, corporate bond credit spreads and commercial property values, which management considers to be both reasonable and supportable. The single, forward-looking forecast of these macroeconomic variables is applied over the remaining life of the loan pools. The development of the reasonable and supportable forecast incorporates an assumption that each macroeconomic variable will revert to a long-term expectation starting in years two to four of the forecast and largely completing within the first five years of the forecast.

TriState Capital Bank generally uses one of two methods to measure the allowance for credit losses on individually evaluated loans. A discounted cash flow approach is used to estimate the allowance for credit losses on certain nonaccrual corporate loans and all TDRs that are not collateral-dependent. For collateral-dependent loans and for instances where foreclosure is probable, management uses an approach that considers the fair value of the collateral less selling costs when measuring the allowance for credit losses. A loan is collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale of the collateral.

The allowance represents management’s current estimate of expected credit losses in the loan portfolio. Expected credit losses are estimated over the contractual term of the loans, which includes extension or renewal options that are not unconditionally cancellable and are adjusted for expected prepayments when appropriate. Management’s judgment takes into consideration past events, current conditions and reasonable and supportable economic forecasts including general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral.

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

$ in millions	June 30, 2022	September 30, 2021
Currently affiliated with the firm (1)	$1,147	$1,074
No longer affiliated with the firm (2)	7	10
Total loans to financial advisors	1,154	1,084
Allowance for credit losses	(29)	(27)
Loans to financial advisors, net	$1,125	$1,057
Accrued interest receivable on loans to financial advisors	$5	$4
Allowance for credit losses as a percent of the loan portfolio	2.51%	2.49%

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

VIEs where we are the primary beneficiary

Of the VIEs in which we hold an interest, we have determined that certain limited partnerships which are part of our private equity portfolio (“Private Equity Interests”), certain LIHTC funds, and the trust we utilize in connection with restricted stock unit (“RSU”) awards granted to certain employees of one of our Canadian subsidiaries (the “Restricted Stock Trust Fund”) require consolidation in our financial statements, as we are deemed the primary beneficiary of such VIEs.  The aggregate assets and liabilities of the VIEs we consolidate are provided in the following table. Aggregate assets and aggregate liabilities may differ from the consolidated carrying value of assets and liabilities due to the elimination of intercompany assets and liabilities held by the consolidated VIE.

$ in millions	Aggregate assets	Aggregate liabilities
June 30, 2022
LIHTC funds	$67	$10
Restricted Stock Trust Fund	24	24
Total	$91	$34

September 30, 2021
Private Equity Interests	$66	$4
LIHTC funds	111	52
Restricted Stock Trust Fund	15	15
Total	$192	$71

During the nine months ended June 30, 2022, due to regulatory holding period limitations we exited or restructured our Private Equity Interests which were previously consolidated. See Note 4 for further information.

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

$ in millions	June 30, 2022	September 30, 2021
Assets:
Cash and cash equivalents and assets segregated for regulatory purposes and restricted cash	$5	$10
Other investments	—	63
Other assets	62	105
Total assets	$67	$178
Liabilities:
Other payables	$—	$45
Total liabilities	$—	$45
Noncontrolling interests	$(24)	$58

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

	June 30, 2022			September 30, 2021
$ in millions	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
Private Equity Interests	$2,108	$418	$100	$7,318	$47	$82
LIHTC funds	7,315	2,431	71	7,032	2,280	71
Other	172	122	9	519	155	10
Total	$9,595	$2,971	$180	$14,869	$2,482	$163

NOTE 11 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

Our goodwill and identifiable intangible assets result from various acquisitions. During the nine months ended June 30, 2022, we acquired TriState Capital and Charles Stanley, both of which resulted in goodwill and identifiable intangible assets. See Note 3 for additional information on these acquisitions and the related goodwill and identifiable intangible assets. See Notes 2 and 11 of our 2021 Form 10-K for additional information about our goodwill and intangible assets, including the related accounting policies.

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

$ in millions	June 30, 2022	September 30, 2021
Investments in company-owned life insurance policies	$964	$952
Property and equipment, net	507	499
Lease ROU asset	476	446
Prepaid expenses	171	127
Investments in FHLB and FRB stock	94	72
All other	179	161
Total other assets	$2,391	$2,257

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

$ in millions	June 30, 2022	September 30, 2021
ROU assets (included in Other assets)	$476	$446
Lease liabilities (included in Other payables)	$486	$450

Lease liabilities as of June 30, 2022 excluded $53 million of minimum lease payments related to lease arrangements that were signed but not yet commenced. These leases are estimated to commence between dates later in fiscal year 2022 and fiscal year 2025 with lease terms ranging from one to 13 years.

Lease expense

The following table details the components of lease expense, which is included in “Occupancy and equipment” expense on our Condensed Consolidated Statements of Income and Comprehensive Income.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2022	2021	2022	2021
Lease costs	$30	$27	$87	$81
Variable lease costs	$7	$7	$22	$20

Variable lease costs in the preceding table include payments required under lease arrangements for common area maintenance charges and other variable costs that are not reflected in the measurement of ROU assets and lease liabilities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14 – BANK DEPOSITS

Bank deposits include savings and money market accounts, certificates of deposit, interest-bearing checking accounts, which include Negotiable Order of Withdrawal accounts, and non-interest-bearing checking accounts. The following table presents a summary of bank deposits, as well as the weighted-average interest rates on such deposits. The calculation of the weighted-average rates was based on the actual deposit balances and rates at each respective period end.

	June 30, 2022		September 30, 2021
$ in millions	Balance	Weighted-average rate	Balance	Weighted-average rate
Savings and money market accounts	$42,372	0.45%	$31,415	0.01%
Certificates of deposit	1,121	1.41%	878	1.87%
Interest-bearing checking accounts	5,448	1.59%	164	1.84%
Non-interest-bearing checking accounts	946	—	38	—
Total bank deposits	$49,887	0.60%	$32,495	0.07%

Savings and money market accounts in the preceding table consist primarily of deposits that are cash balances swept to either bank in our Bank segment, from the client investment accounts maintained at Raymond James & Associates, Inc. (“RJ&A”). These balances are held in Federal Deposit Insurance Corporation (“FDIC”)-insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”). The aggregate amount of individual time deposit account balances that exceeded the FDIC insurance limit was $151 million and $42 million at June 30, 2022 and September 30, 2021, respectively.

Total bank deposits increased from September 30, 2021 as a result of our acquisition of TriState Capital Bank. TriState Capital Bank’s deposits are generally comprised of savings and money market accounts and interest-bearing checking accounts, which generally incur interest at variable rates. The interest rates on many of these accounts are linked to an index such as the effective federal funds rate, whereas the rates on other accounts are determined at TriState Capital Bank’s discretion. See Note 3 for further information about the acquisition.

The following table sets forth the scheduled maturities of certificates of deposit.

	June 30, 2022		September 30, 2021
$ in millions	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
Three months or less	$225	$31	$22	$87
Over three through six months	145	88	21	76
Over six through twelve months	131	43	32	54
Over one through two years	103	159	93	170
Over two through three years	25	149	37	166
Over three through four years	7	5	6	99
Over four through five years	6	4	9	6
Total certificates of deposit	$642	$479	$220	$658

Interest expense on deposits is summarized in the following table.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2022	2021	2022	2021
Savings and money market accounts	$11	$—	$13	$2
Interest-bearing checking accounts	6	1	8	2
Certificates of deposit	3	4	10	13
Total interest expense on deposits	$20	$5	$31	$17

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 15 – OTHER BORROWINGS

The following table details the components of our other borrowings, which are primarily comprised of short-term and long-term FHLB advances and subordinated notes.

$ in millions	June 30, 2022	September 30, 2021
FHLB advances	$1,250	$850
5.75% fixed-to-floating subordinated notes, due 2030 (including premium of $2 and $0, respectively)	100	—
Other	3	8
Total other borrowings	$1,353	$858

FHLB advances

We have entered into advances from the FHLB at Raymond James Bank and TriState Capital Bank, which are secured by certain residential mortgage and CRE loans. As of June 30, 2022, our FHLB borrowings consisted of $850 million of floating-rate advances at interest rates which reset daily and mature in December 2023, $200 million of overnight floating-rate advances, which are available for borrowing through May 2023 at interest rates which reset daily, and $200 million of fixed-rate advances which incur a weighted-average interest rate of 1.73% and mature in September 2022. As of September 30, 2021 all of the FHLB borrowings were floating-rate advances. The interest rates on our floating-rate advances are generally based on a Secured Overnight Financing Rate (“SOFR”). The weighted-average interest rate on our floating-rate FHLB advances as of June 30, 2022 and September 30, 2021 was 1.79% and 0.26%, respectively. We use interest rate swaps to manage the risk of increases in interest rates associated with the majority of these floating-rate advances by converting the balances subject to variable interest rates to a fixed interest rate. Refer to Note 2 of our 2021 Form 10-K for information regarding these interest rate swaps, which are accounted for as hedging instruments.

Subordinated notes

As part of the assets acquired and liabilities assumed in the TriState Capital acquisition, we assumed, as of the closing date, TriState Capital’s subordinated notes due 2030, with an aggregate principal amount of $98 million. The subordinated notes incur interest at a fixed rate of 5.75% until May 2025 and thereafter at a variable interest rate based on London Interbank Offered Rate (“LIBOR”), or an appropriate alternative reference rate. We may redeem up to $60 million of these subordinated notes beginning in May 2025 and $38 million beginning in August 2025 at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to the redemption date.

Other

In February 2019, RJF and RJ&A entered into an unsecured revolving credit facility agreement (the “Credit Facility”) with a syndicate of lenders. In April 2021, we amended our Credit Facility, extending the term from February 2024 to April 2026 and incorporating a lower cost of borrowing under the Credit Facility and certain favorable covenant modifications. This committed unsecured borrowing facility provides for maximum borrowings of up to $500 million, with a sublimit of $300 million for RJF. RJ&A may borrow up to $500 million under the Credit Facility, depending on the amount of outstanding borrowings of RJF. The interest rates on borrowings under the Credit Facility are variable and were based on LIBOR as of June 30, 2022, as adjusted for RJF’s credit rating; however, the administrative agent has the right to select a commercially available alternative reference rate to LIBOR if adequate and reasonable means do not exist for ascertaining LIBOR. There were no borrowings outstanding on the Credit Facility as of June 30, 2022. There is a facility fee associated with the Credit Facility, which also varies with RJF’s credit rating. Based upon RJF’s credit rating as of June 30, 2022, the variable rate facility fee, which is applied to the committed amount, was 0.150% per annum.

In addition to the Credit Facility, we maintain various secured and unsecured lines of credit, which are generally utilized to finance certain fixed income securities or for cash management purposes. Borrowings during the year were generally day-to-day and there were no borrowings outstanding on these arrangements as of June 30, 2022. The interest rates for these arrangements are variable and are based on a daily bank quoted rate, which may reference LIBOR, the Fed Funds rate, a lender’s prime rate, the Canadian prime rate, or another commercially available rate, as applicable.

We also have other collateralized financings included in “Collateralized financings” on our Condensed Consolidated Statements of Financial Condition. See Note 7 for information regarding our other collateralized financing arrangements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 16 – SENIOR NOTES PAYABLE

The following table summarizes our senior notes payable.

$ in millions	June 30, 2022	September 30, 2021
4.65% senior notes, due 2030	$500	$500
4.95% senior notes, due 2046	800	800
3.75% senior notes, due 2051	750	750
Total principal amount	2,050	2,050
Unaccreted premiums/(discounts)	6	5
Unamortized debt issuance costs	(18)	(18)
Total senior notes payable	$2,038	$2,037

In April 2021, we sold in a registered underwritten public offering $750 million in aggregate principal amount of 3.75% senior notes due April 2051. We utilized the proceeds from the offering and cash on hand to early-redeem our $250 million of 5.625% senior notes due 2024 and our $500 million of 3.625% senior notes due 2026. We recognized losses on the extinguishment of such notes of $98 million which was presented in “Losses on extinguishment of debt” in our Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended June 30, 2021. See Note 17 of our 2021 Form 10-K for further discussion on our senior notes payable.

NOTE 17 – INCOME TAXES

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

Effective tax rate

Our effective income tax rate of 23.9% for the nine months ended June 30, 2022 was higher than the 21.7% effective tax rate for our fiscal year 2021. The higher effective income tax rate for the nine months ended June 30, 2022 primarily resulted from the negative impact of nondeductible valuation losses associated with our company-owned life insurance policies that were recognized during the current year-to-date period compared to fiscal year 2021 which had non-taxable gains. The increase in tax expense was partially offset by the favorable impact of larger tax deductions in the current year related to share-based compensation awards that vested during the year.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 18 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Underwriting commitments

In the normal course of business, we enter into commitments for debt and equity underwritings. As of June 30, 2022, we had two such open underwriting commitments, which were subsequently settled in open market transactions and did not result in significant losses.

Lending commitments and other credit-related financial instruments

We have outstanding, at any time, a significant number of commitments to extend credit and other credit-related off-balance-sheet financial instruments, such as standby letters of credit and loan purchases, which then extend over varying periods of time. These arrangements are subject to strict underwriting assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. Fixed-rate commitments are subject to market risk resulting from fluctuations in interest rates and our exposure is limited to the replacement value of those commitments.

The following table presents our commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding at Raymond James Bank and TriState Capital Bank.

$ in millions	June 30, 2022	September 30, 2021
SBL and other consumer lines of credit	$31,928	$17,515
Commercial lines of credit	$3,565	$2,075
Unfunded lending commitments	$1,342	$548
Standby letters of credit	$101	$22

SBL and other consumer lines of credit primarily represent the unfunded amounts of bank loans to consumers that are secured by marketable securities at advance rates consistent with industry standards. The proceeds from repayment or, if necessary, the liquidation of collateral, which is monitored daily, are expected to satisfy the amounts drawn against these existing lines of credit. These lines of credit are primarily uncommitted, as we reserve the right to not make any advances or may terminate these lines at any time.

Because many of our lending commitments expire without being funded in whole or in part, the contractual amounts are not estimates of our actual future credit exposure or future liquidity requirements. The allowance for credit losses calculated under CECL provides for potential losses related to the unfunded lending commitments. See Note 2 of our 2021 Form 10-K and Notes 3 and 8 of this Form 10-Q for further discussion of this allowance for credit losses related to unfunded lending commitments, including a discussion of the initial provision for credit losses on loans and lending commitments acquired as part of the TriState Capital acquisition.

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

Investment commitments

We had unfunded commitments to various investments, primarily those held by Raymond James Bank and TriState Capital Bank, of $43 million as of June 30, 2022.

Other commitments

Raymond James Affordable Housing Investments, Inc. (“RJAHI”), formerly known as Raymond James Tax Credit Funds, Inc., sells investments in project partnerships to various LIHTC funds, which have third-party investors, and for which RJAHI serves as the managing member or general partner. RJAHI typically sells investments in project partnerships to LIHTC funds within

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
90 days of their acquisition. Until such investments are sold to LIHTC funds, RJAHI is responsible for funding investment commitments to such partnerships. As of June 30, 2022, RJAHI had committed approximately $151 million to project partnerships that had not yet been sold to LIHTC funds. Because we expect to sell these project partnerships to LIHTC funds and the equity funding events arise over future periods, the contractual commitments are not expected to materially impact our future liquidity requirements. RJAHI may also make short-term loans or advances to project partnerships and LIHTC funds.

For information regarding our acquisition commitments associated with our recent acquisition of SumRidge Partners see Note 3. For information regarding our lease commitments see Note 13 of this Form 10-Q and for information on the maturities of our lease liabilities see Note 14 of our 2021 Form 10-K.

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

There are certain matters for which we are unable to estimate the upper end of the range of reasonably possible loss. With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss as of June 30, 2022, we estimated the upper end of the range of reasonably possible aggregate loss to be approximately $80 million in excess of the aggregate accruals for such matters.  Refer to Note 2 of our 2021 Form 10-K for a discussion of our criteria for recognizing liabilities for contingencies.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 19 – SHAREHOLDERS’ EQUITY

Preferred stock

On June 1, 2022, we completed our acquisition of TriState Capital. As a component of our total purchase consideration for TriState Capital on June 1, 2022, we issued two new series of preferred stock to replace previously issued and outstanding preferred stock of TriState Capital. See Note 3 for further information about the acquisition.

On June 1, 2022, we issued 1.61 million depositary shares, each representing a 1/40th interest in a share of 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, par value of $0.10 per share (“Series A Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent of $25 per depositary share). Dividends on the Series A Preferred Stock are non-cumulative and, if declared, payable quarterly at a rate of 6.75% per annum from original issue date up to, but excluding, April 1, 2023, and thereafter at a floating rate equal to 3-month LIBOR, or industry-accepted alternative reference rate, plus a spread of 3.985% per annum. Subject to requisite regulatory approvals, we may redeem the Series A Preferred Stock on or after April 1, 2023, in whole or in part, at our option, at the liquidation preference plus declared and unpaid dividends. As of June 30, 2022, there were 40,250 shares of Series A Preferred Stock issued and outstanding with a carrying value and aggregate liquidation preference of $41 million and $40 million, respectively.

We also issued 3.22 million depositary shares on June 1, 2022, each representing a 1/40th interest in a share of 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, par value of $0.10 per share (“Series B Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent of $25 per depositary share). Dividends on the Series B Preferred Stock are non-cumulative and, if declared, payable quarterly at a rate of 6.375% per annum from original issue date up to, but excluding, July 1, 2026, and thereafter at a floating rate equal to 3-month LIBOR, or industry-accepted alternative reference rate, plus a spread of 4.088% per annum. Under certain circumstances, the aforementioned fixed rate may apply in lieu of the floating rate. Subject to requisite regulatory approvals, we may redeem the Series B Preferred Stock on or after July 1, 2024, in whole or in part, at our option, at the liquidation preference plus declared and unpaid dividends. As of June 30, 2022, there were 80,500 shares of Series B Preferred Stock issued and outstanding with a carrying value and aggregate liquidation preference of $79 million and $81 million, respectively.

The following table details dividends declared on our preferred stock for each respective period.

	Three and nine months ended June 30, 2022
	Total declared ($ in millions)	Per preferred share amount
Series A Preferred Stock	$1	$16.88
Series B Preferred Stock	1	$15.94
Total preferred stock dividends declared	$2

Common equity

Common stock issuance

During our fiscal third quarter of 2022 we issued 7.97 million shares of common stock, primarily in the form of per share consideration in the settlement of TriState Capital common stock, and 551 thousand restricted stock awards in conjunction with our acquisition of TriState Capital on June 1, 2022. See Note 3 for further information on the TriState Capital acquisition and Note 22 for further information on the restricted stock awards.

Share repurchases

We repurchase shares of our common stock from time to time for a number of reasons, including to offset dilution from share-based compensation. In December 2021, our Board of Directors authorized share repurchases of up to $1 billion, which replaced the previous authorization. Our share repurchases are effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by our current and projected capital position, applicable law and regulatory constraints, general market conditions and the price and trading volumes of our common stock. Following the acquisition of TriState Capital on June 1, 2022, we repurchased 1.14 million shares of our common stock for $100 million at an average price of approximately $88 per share. As of June 30, 2022, approximately $900 million remained available under the Board of Directors’ share repurchase authorization.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Common stock dividends

Dividends per common share declared and paid are detailed in the following table for each respective period.

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Dividends per common share - declared	$0.34	$0.26	$1.02	$0.78
Dividends per common share - paid	$0.34	$0.26	$0.94	$0.77

Other

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

$ in millions	Net investment hedges	Currency translations	Subtotal: net investment hedges and currency translations	Available- for-sale securities	Cash flow hedges	Total
Three months ended June 30, 2022
AOCI as of beginning of period	$71	$(91)	$(20)	$(380)	$11	$(389)
OCI:
OCI before reclassifications and taxes	32	(64)	(32)	(206)	12	(226)
Amounts reclassified from AOCI, before tax	—	—	—	—	2	2
Pre-tax net OCI	32	(64)	(32)	(206)	14	(224)
Income tax effect	(8)	—	(8)	49	(4)	37
OCI for the period, net of tax	24	(64)	(40)	(157)	10	(187)
AOCI as of end of period	$95	$(155)	$(60)	$(537)	$21	$(576)

Nine months ended June 30, 2022
AOCI as of beginning of period	$81	$(90)	$(9)	$(5)	$(27)	$(41)
OCI:
OCI before reclassifications and taxes	18	(65)	(47)	(711)	55	(703)
Amounts reclassified from AOCI, before tax	—	—	—	—	10	10
Pre-tax net OCI	18	(65)	(47)	(711)	65	(693)
Income tax effect	(4)	—	(4)	179	(17)	158
OCI for the period, net of tax	14	(65)	(51)	(532)	48	(535)
AOCI as of end of period	$95	$(155)	$(60)	$(537)	$21	$(576)

Three months ended June 30, 2021
AOCI as of beginning of period	$76	$(81)	$(5)	$(4)	$(29)	$(38)
OCI:
OCI before reclassifications and taxes	(12)	14	2	36	(7)	31
Amounts reclassified from AOCI, before tax	—	—	—	(2)	3	1
Pre-tax net OCI	(12)	14	2	34	(4)	32
Income tax effect	3	—	3	(9)	2	(4)
OCI for the period, net of tax	(9)	14	5	25	(2)	28
AOCI as of end of period	$67	$(67)	$—	$21	$(31)	$(10)

Nine months ended June 30, 2021
AOCI as of beginning of period	$115	$(140)	$(25)	$89	$(53)	$11
OCI:
OCI before reclassifications and taxes	(63)	71	8	(84)	18	(58)
Amounts reclassified from AOCI, before tax	—	2	2	(7)	11	6
Pre-tax net OCI	(63)	73	10	(91)	29	(52)
Income tax effect	15	—	15	23	(7)	31
OCI for the period, net of tax	(48)	73	25	(68)	22	(21)
AOCI as of end of period	$67	$(67)	$—	$21	$(31)	$(10)

Reclassifications from AOCI to net income, excluding taxes, for the three and nine months ended June 30, 2022 were recorded in “Interest expense” on the Condensed Consolidated Statements of Income and Comprehensive Income. Reclassifications from AOCI to net income, excluding taxes, for the three and nine months ended June 30, 2021 were primarily recorded in “Other” revenues and “Interest expense” on the Condensed Consolidated Statements of Income and Comprehensive Income.

Our net investment hedges and cash flow hedges relate to derivatives associated with our Bank segment. For further information about our significant accounting policies related to derivatives, see Note 2 of our 2021 Form 10-K. In addition, see Note 6 of this Form 10-Q for additional information on these derivatives.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 20 – REVENUES

The following tables present our sources of revenues by segment. For further information about our significant accounting policies related to revenue recognition, see Note 2 of our 2021 Form 10-K. See Note 1 and Note 25 of this Form 10-Q for additional information on our segment determinations and results.

	Three months ended June 30, 2022
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,214	$—	$220	$—	$(7)	$1,427
Brokerage revenues:
Securities commissions:
Mutual and other fund products	149	1	2	—	(1)	151
Insurance and annuity products	109	—	—	—	—	109
Equities, exchange-traded funds (“ETFs”) and fixed income products	90	35	—	—	—	125
Subtotal securities commissions	348	36	2	—	(1)	385
Principal transactions (1)	25	103	—	—	—	128
Total brokerage revenues	373	139	2	—	(1)	513
Account and service fees:
Mutual fund and annuity service fees	102	—	—	—	—	102
RJBDP fees	135	1	—	—	(80)	56
Client account and other fees	59	1	5	—	(12)	53
Total account and service fees	296	2	5	—	(92)	211
Investment banking:
Merger & acquisition and advisory	—	147	—	—	—	147
Equity underwriting	6	36	—	—	—	42
Debt underwriting	—	34	—	—	—	34
Total investment banking	6	217	—	—	—	223
Other:
Tax credit fund revenues	—	21	—	—	—	21
All other (1)	11	1	—	6	(9)	9
Total other	11	22	—	6	(9)	30
Total non-interest revenues	1,900	380	227	6	(109)	2,404
Interest income (1)	68	6	1	296	3	374
Total revenues	1,968	386	228	302	(106)	2,778
Interest expense	(10)	(3)	—	(26)	(21)	(60)
Net revenues	$1,958	$383	$228	$276	$(127)	$2,718

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended June 30, 2021
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,050	$1	$218	$—	$(7)	$1,262
Brokerage revenues:
Securities commissions:
Mutual and other fund products	167	2	2	—	—	171
Insurance and annuity products	113	—	—	—	—	113
Equities, ETFs and fixed income products	97	33	—	—	1	131
Subtotal securities commissions	377	35	2	—	1	415
Principal transactions (1)	13	125	—	—	(1)	137
Total brokerage revenues	390	160	2	—	—	552
Account and service fees:
Mutual fund and annuity service fees	105	—	—	—	(1)	104
RJBDP fees	65	—	—	—	(47)	18
Client account and other fees	39	1	4	—	(5)	39
Total account and service fees	209	1	4	—	(53)	161
Investment banking:
Merger & acquisition and advisory	—	153	—	—	—	153
Equity underwriting	11	69	—	—	—	80
Debt underwriting	—	43	—	—	—	43
Total investment banking	11	265	—	—	—	276
Other:
Tax credit fund revenues	—	17	—	—	—	17
All other (1)	7	1	1	8	21	38
Total other	7	18	1	8	21	55
Total non-interest revenues	1,667	445	225	8	(39)	2,306
Interest income (1)	31	4	—	172	(2)	205
Total revenues	1,698	449	225	180	(41)	2,511
Interest expense	(2)	(3)	—	(11)	(24)	(40)
Net revenues	$1,696	$446	$225	$169	$(65)	$2,471

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended June 30, 2022
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$3,621	$2	$673	$—	$(23)	$4,273
Brokerage revenues:
Securities commissions:
Mutual and other fund products	486	5	6	—	(2)	495
Insurance and annuity products	330	—	—	—	—	330
Equities, ETFs and fixed income products	299	108	—	—	—	407
Subtotal securities commissions	1,115	113	6	—	(2)	1,232
Principal transactions (1)	52	351	—	—	—	403
Total brokerage revenues	1,167	464	6	—	(2)	1,635
Account and service fees:
Mutual fund and annuity service fees	325	—	—	—	(1)	324
RJBDP fees	271	1	—	—	(179)	93
Client account and other fees	161	5	17	—	(33)	150
Total account and service fees	757	6	17	—	(213)	567
Investment banking:
Merger & acquisition and advisory	—	557	—	—	—	557
Equity underwriting	28	185	—	—	—	213
Debt underwriting	—	113	—	—	—	113
Total investment banking	28	855	—	—	—	883
Other:
Tax credit fund revenues	—	71	—	—	—	71
All other (1)	24	4	1	20	(12)	37
Total other	24	75	1	20	(12)	108
Total non-interest revenues	5,597	1,402	697	20	(250)	7,466
Interest income (1)	138	16	1	682	4	841
Total revenues	5,735	1,418	698	702	(246)	8,307
Interest expense	(16)	(8)	—	(46)	(65)	(135)
Net revenues	$5,719	$1,410	$698	$656	$(311)	$8,172

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended June 30, 2021
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$2,914	$3	$607	$—	$(22)	$3,502
Brokerage revenues:
Securities commissions:
Mutual and other fund products	498	5	7	—	(2)	508
Insurance and annuity products	320	—	—	—	—	320
Equities, ETFs and fixed income products	300	110	—	—	1	411
Subtotal securities commissions	1,118	115	7	—	(1)	1,239
Principal transactions (1)	38	394	—	1	(1)	432
Total brokerage revenues	1,156	509	7	1	(2)	1,671
Account and service fees:
Mutual fund and annuity service fees	298	—	—	—	(1)	297
RJBDP fees	192	1	—	—	(135)	58
Client account and other fees	113	5	13	—	(21)	110
Total account and service fees	603	6	13	—	(157)	465
Investment banking:
Merger & acquisition and advisory	—	424	—	—	—	424
Equity underwriting	33	196	—	—	—	229
Debt underwriting	—	126	—	—	—	126
Total investment banking	33	746	—	—	—	779
Other:
Tax credit fund revenues	—	57	—	—	—	57
All other (1)	20	5	2	22	49	98
Total other	20	62	2	22	49	155
Total non-interest revenues	4,726	1,326	629	23	(132)	6,572
Interest income (1)	91	12	—	505	—	608
Total revenues	4,817	1,338	629	528	(132)	7,180
Interest expense	(7)	(7)	—	(32)	(69)	(115)
Net revenues	$4,810	$1,331	$629	$496	$(201)	$7,065

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

At June 30, 2022 and September 30, 2021, net receivables related to contracts with customers were $427 million and $416 million, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 21 – INTEREST INCOME AND INTEREST EXPENSE

The following table details the components of interest income and interest expense.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2022	2021	2022	2021
Interest income:
Cash and cash equivalents	$10	$3	$16	$9
Assets segregated for regulatory purposes and restricted cash	28	3	39	11
Available-for-sale securities	37	20	84	64
Brokerage client receivables	24	19	66	56
Bank loans, net	255	150	590	437
All other	20	10	46	31
Total interest income	$374	$205	$841	$608
Interest expense:
Bank deposits	$20	$5	$31	$17
Brokerage client payables	3	1	4	3
Other borrowings	6	4	15	14
Senior notes payable	23	25	69	73
All other	8	5	16	8
Total interest expense	$60	$40	$135	$115
Net interest income	$314	$165	$706	$493
Bank loan (provision)/benefit for credit losses	(56)	19	(66)	37
Net interest income after bank loan (provision)/benefit for credit losses	$258	$184	$640	$530

Interest expense related to bank deposits in the preceding table excludes interest expense associated with affiliate deposits, which has been eliminated in consolidation.

NOTE 22 – SHARE-BASED COMPENSATION

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

Restricted stock units

During the three and nine months ended June 30, 2022, we granted approximately 222 thousand and 3.1 million RSUs, respectively, with a weighted-average grant-date fair value of $97.64 and $98.77, respectively, compared with approximately 75 thousand and 2.3 million RSUs granted during the three and nine months ended June 30, 2021, with a weighted-average grant-date fair value of $87.87 and $63.17, respectively (as adjusted for the September 21, 2021 three-for-two stock split described in Note 19). For the three and nine months ended June 30, 2022, total share-based compensation amortization related to RSUs was $36 million and $141 million, respectively, compared with $27 million and $98 million for the three and nine months ended June 30, 2021, respectively.

As of June 30, 2022, there were $332 million of total pre-tax compensation costs not yet recognized (net of estimated forfeitures) related to RSUs, including those granted during the nine months ended June 30, 2022. These costs are expected to be recognized over a weighted-average period of three years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Restricted stock awards

As a component of our total purchase consideration for TriState Capital on June 1, 2022, in accordance with the terms of the acquisition, 551 thousand RJF restricted stock awards were issued at terms that mirrored restricted stock awards of TriState Capital which were outstanding as of the acquisition date. The fair value of the RJF restricted stock awards was calculated as of the June 1, 2022 acquisition date and was allocated between the pre-acquisition service period ($28 million treated as purchase consideration) and the post-acquisition requisite service period, over which we will recognize share-based compensation amortization. As of June 30, 2022, there were $24 million of total pre-tax compensation costs not yet recognized for these RJF restricted shares. These costs are expected to be recognized over a weighted-average period of three years. See Note 3 for further discussion of our acquisition of TriState Capital.

NOTE 23 – REGULATORY CAPITAL REQUIREMENTS

RJF, as a bank holding company and financial holding company, as well as Raymond James Bank, TriState Capital Bank, our broker-dealer subsidiaries and our trust subsidiaries are subject to capital requirements by various regulatory authorities. Capital levels of each entity are monitored to ensure compliance with our various regulatory capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial results.

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

Under these rules, minimum requirements are established for both the quantity and quality of capital held by banking organizations. RJF, Raymond James Bank, and TriState Capital Bank are required to maintain minimum leverage ratios (defined as tier 1 capital divided by adjusted average assets), as well as minimum ratios of tier 1 capital, common equity tier 1 (“CET1”) and total capital to risk-weighted assets. These capital ratios incorporate quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under the regulatory capital rules and are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. We calculate these ratios in order to assess compliance with both regulatory requirements and internal capital policies. In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. As of June 30, 2022, capital levels at RJF, Raymond James Bank, and TriState Capital Bank exceeded the capital conservation buffer requirement and each entity was categorized as “well-capitalized.”

For further discussion of regulatory capital requirements applicable to certain of our businesses and subsidiaries, see Note 24 of our 2021 Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
To meet requirements for capital adequacy or to be categorized as “well-capitalized,” RJF must maintain minimum Tier 1 leverage, CET1, Tier 1 capital, and Total capital amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJF as of June 30, 2022:
Tier 1 leverage	$8,228	10.8%	$3,042	4.0%	$3,803	5.0%
Tier 1 capital	$8,228	20.0%	$2,473	6.0%	$3,297	8.0%
CET1	$8,228	20.0%	$1,855	4.5%	$2,679	6.5%
Total capital	$8,868	21.5%	$3,297	8.0%	$4,121	10.0%

RJF as of September 30, 2021:
Tier 1 leverage	$7,428	12.6%	$2,363	4.0%	$2,954	5.0%
Tier 1 capital	$7,428	25.0%	$1,783	6.0%	$2,377	8.0%
CET1	$7,428	25.0%	$1,337	4.5%	$1,932	6.5%
Total capital	$7,780	26.2%	$2,377	8.0%	$2,972	10.0%

As of June 30, 2022, RJF’s regulatory capital increase compared to September 30, 2021 was driven by an increase in equity primarily due to common and preferred stock issued in connection with the TriState Capital acquisition and positive earnings, partially offset by an increase in goodwill and intangible assets arising from the TriState Capital and Charles Stanley acquisitions (see Note 3 for further information) as well as dividends. RJF’s Tier 1 and Total capital ratios decreased compared to September 30, 2021, resulting from an increase in risk-weighted assets, partially offset by the increase in regulatory capital. The increase in risk-weighted assets was primarily driven by increases in our bank loan and available-for-sale securities portfolios and unfunded lending commitments resulting from the TriState Capital acquisition and growth at Raymond James Bank, as well as an increase in assets segregated for regulatory purposes and restricted cash due to higher client cash balances and the acquisition of Charles Stanley.

RJF’s Tier 1 leverage ratio at June 30, 2022 decreased compared to September 30, 2021 due to higher average assets driven by increases in bank loans, available-for-sale securities, as well as assets segregated for regulatory purposes and restricted cash. The higher average assets also reflect one month’s impact of the TriState Capital acquisition. The increase in average assets was partially offset by the increase in regulatory capital.

To meet the requirements for capital adequacy or to be categorized as “well-capitalized,” Raymond James Bank and TriState Capital Bank must maintain CET1, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the following tables.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
Raymond James Bank as of June 30, 2022:
Tier 1 leverage	$2,853	7.1%	$1,617	4.0%	$2,022	5.0%
Tier 1 capital	$2,853	12.2%	$1,408	6.0%	$1,877	8.0%
CET1	$2,853	12.2%	$1,056	4.5%	$1,525	6.5%
Total capital	$3,147	13.4%	$1,877	8.0%	$2,346	10.0%

Raymond James Bank as of September 30, 2021:
Tier 1 leverage	$2,626	7.4%	$1,411	4.0%	$1,763	5.0%
Tier 1 capital	$2,626	13.4%	$1,177	6.0%	$1,569	8.0%
CET1	$2,626	13.4%	$883	4.5%	$1,275	6.5%
Total capital	$2,873	14.6%	$1,569	8.0%	$1,962	10.0%

Raymond James Bank’s regulatory capital increased compared to September 30, 2021, driven by an increase in equity due to positive earnings, offset by dividends paid to RJF. Raymond James Bank’s Tier 1 and Total capital ratios decreased compared to September 30, 2021, due to an increase in risk-weighted assets, primarily resulting from increases in bank loans and available-for-sale securities, partially offset by the increase in regulatory capital. Raymond James Bank’s Tier 1 leverage ratio at June 30, 2022 decreased compared to September 30, 2021 due to the increase in average assets, driven primarily by the increases in bank loans and available-for-sale securities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
On June 1, 2022, we completed our acquisition of TriState Capital, including TriState Capital Bank. See Note 3 for additional information on this acquisition.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
TriState Capital Bank as of June 30, 2022:
Tier 1 leverage	$1,019	7.3%	$562	4.0%	$703	5.0%
Tier 1 capital	$1,019	13.7%	$446	6.0%	$594	8.0%
CET1	$1,019	13.7%	$334	4.5%	$483	6.5%
Total capital	$1,047	14.1%	$594	8.0%	$743	10.0%

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. The following table presents the net capital position of RJ&A.

$ in millions	June 30, 2022	September 30, 2021
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	42.7%	72.1%
Net capital	$1,213	$2,035
Less: required net capital	(57)	(56)
Excess net capital	$1,156	$1,979

The decrease in RJ&A’s net capital and excess net capital as of June 30, 2022 as compared to September 30, 2021 reflected the impact of significant dividends from RJ&A to RJF during the nine months ended June 30, 2022.

As of June 30, 2022, all of our other active regulated domestic and international subsidiaries were in compliance with and exceeded all applicable capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 24 – EARNINGS PER SHARE

All share and earnings per share information has been retroactively adjusted to reflect the September 21, 2021 three-for-two stock split described in Note 19.

The following table presents the computation of basic and diluted earnings per common share.

	Three months ended June 30,		Nine months ended June 30,
in millions, except per share amounts	2022	2021	2022	2021
Income for basic earnings per common share:
Net income available to common shareholders	$299	$307	$1,068	$974
Less allocation of earnings and dividends to participating securities	(1)	—	(2)	(1)
Net income available to common shareholders after participating securities	$298	$307	$1,066	$973
Income for diluted earnings per common share:
Net income available to common shareholders	$299	$307	$1,068	$974
Less allocation of earnings and dividends to participating securities	(1)	—	(2)	(1)
Net income available to common shareholders after participating securities	$298	$307	$1,066	$973
Common shares:
Average common shares in basic computation	210.7	205.8	208.1	205.8
Dilutive effect of outstanding stock options and certain RSUs	5.0	5.9	5.4	5.1
Average common and common equivalent shares used in diluted computation	215.7	211.7	213.5	210.9
Earnings per common share:
Basic	$1.41	$1.49	$5.12	$4.73
Diluted	$1.38	$1.45	$4.99	$4.61
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	0.5	—	0.4	0.2

The allocation of earnings and dividends to participating securities in the preceding table represents dividends paid during the period to participating securities, consisting of certain RSUs, as well as the restricted stock awards granted as part of our acquisition of TriState Capital, plus an allocation of undistributed earnings to such participating securities. Participating securities and related dividends paid on these participating securities were insignificant for each of the three and nine months ended June 30, 2022 and 2021.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 25 – SEGMENT INFORMATION

We currently operate through the following five segments: PCG; Capital Markets; Asset Management; Bank; and Other. As described in Note 1, our Bank segment has been renamed from Raymond James Bank as a result of our acquisition of TriState Capital on June 1, 2022.

The segments are determined based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources. For a further discussion of our segments, see Note 26 of our 2021 Form 10-K.

The following table presents information concerning operations in these segments.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2022	2021	2022	2021
Net revenues:
Private Client Group	$1,958	$1,696	$5,719	$4,810
Capital Markets	383	446	1,410	1,331
Asset Management	228	225	698	629
Bank	276	169	656	496
Other	(21)	2	(54)	(6)
Intersegment eliminations	(106)	(67)	(257)	(195)
Total net revenues	$2,718	$2,471	$8,172	$7,065
Pre-tax income/(loss):
Private Client Group	$251	$195	$659	$527
Capital Markets	61	115	349	349
Asset Management	93	105	303	275
Bank	74	104	259	286
Other	(64)	(134)	(164)	(206)
Total pre-tax income	$415	$385	$1,406	$1,231

No individual client accounted for more than ten percent of revenues in any of the periods presented.

The following table presents our net interest income on a segment basis.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2022	2021	2022	2021
Net interest income/(expense):
Private Client Group	$58	$29	$122	$84
Capital Markets	3	1	8	5
Asset Management	1	—	1	—
Bank	270	161	636	473
Other	(18)	(26)	(61)	(69)
Net interest income	$314	$165	$706	$493

The following table presents our total assets on a segment basis.

$ in millions	June 30, 2022	September 30, 2021
Total assets:
Private Client Group (1)	$25,729	$20,270
Capital Markets	2,169	2,457
Asset Management (2)	546	476
Bank (2)	55,562	36,154
Other	2,105	2,534
Total	$86,111	$61,891
(1)    The June 30, 2022 balance reflected the assets of Charles Stanley which was acquired on January 21, 2022. See Note 3 for further discussion.
(2)    The June 30, 2022 balance reflected the assets of TriState Capital which was acquired on June 1, 2022. See Note 3 for further discussion.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

The following table presents goodwill, which was included in our total assets, on a segment basis.

$ in millions	June 30, 2022	September 30, 2021
Goodwill:
Private Client Group (1)	$564	$417
Capital Markets	173	174
Asset Management	69	69
Bank (2)	529	—
Total	$1,335	$660

(1)    As of June 30, 2022, this balance included £121 million, or $147 million, of goodwill arising from our acquisition of Charles Stanley on January 21, 2022. See Note 3 for further discussion.
(2)    Represents goodwill arising from our acquisition of TriState Capital on June 1, 2022. See Note 3 for further discussion.
We have operations in the U.S., Canada and Europe. Substantially all long-lived assets are located in the U.S.  The following table presents our net revenues and pre-tax income classified by major geographic area in which they were earned.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2022	2021	2022	2021
Net revenues:
U.S.	$2,472	$2,275	$7,491	$6,548
Canada	138	128	404	363
Europe	108	68	277	154
Total	$2,718	$2,471	$8,172	$7,065
Pre-tax income:
U.S.	$393	$353	$1,330	$1,165
Canada	20	15	52	41
Europe	2	17	24	25
Total	$415	$385	$1,406	$1,231
The following table presents our total assets by major geographic area in which they were held.

$ in millions	June 30, 2022	September 30, 2021
Total assets:
U.S. (1)	$78,911	$57,952
Canada	4,153	3,724
Europe (2)	3,047	215
Total	$86,111	$61,891

(1)    The June 30, 2022 balance reflected the assets of TriState Capital which was acquired on June 1, 2022. See Note 3 or further discussion.
(2)    The June 30, 2022 balance reflected the assets of Charles Stanley which was acquired on January 21, 2022. See Note 3 for further discussion.
The following table presents goodwill, which was included in our total assets, classified by major geographic area in which it was held.

$ in millions	June 30, 2022	September 30, 2021
Goodwill:
U.S. (1)	$1,148	$619
Canada	25	25
Europe (2)	162	16
Total	$1,335	$660

(1)    As of June 30, 2022, this balance included $529 million of goodwill arising from our acquisition of TriState Capital on June 1, 2022. See Note 3 for further discussion.
(2)    As of June 30, 2022, this balance included £121 million, or $147 million, of goodwill arising from our acquisition of Charles Stanley on January 21, 2022. See Note 3 for further discussion.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

FACTORS AFFECTING “FORWARD-LOOKING STATEMENTS”

Certain statements made in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning future strategic objectives, business prospects, anticipated savings, financial results (including expenses, earnings, liquidity, cash flow and capital expenditures), industry or market conditions, demand for and pricing of our products, acquisitions (including our announced acquisition of SumRidge Partners), divestitures, anticipated results of litigation, regulatory developments, and general economic conditions.  In addition, words such as “expects,” “anticipates,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. Forward-looking statements are not guarantees, and they involve risks, uncertainties and assumptions. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from those expressed in the forward-looking statements.  We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in our filings with the SEC from time to time, including our most recent Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, which are available at www.raymondjames.com and the SEC’s website at www.sec.gov. We expressly disclaim any obligation to update any forward-looking statement in the event it later turns out to be inaccurate, whether as a result of new information, future events or otherwise.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

EXECUTIVE OVERVIEW

Quarter ended June 30, 2022 compared with the quarter ended June 30, 2021

For our fiscal third quarter of 2022, we generated net revenues of $2.72 billion, an increase of 10% compared with the prior-year quarter, and pre-tax income of $415 million increased 8%. Our net income available to common shareholders of $299 million decreased 3%, and our earnings per diluted share were $1.38, reflecting a 5% decrease. Our annualized return on common equity (“ROCE”) for the quarter was 13.3%, compared with 15.9% for the prior-year quarter, and our annualized return on tangible common equity (“ROTCE”) was 15.6%(1), compared with 17.7%(1) for the prior-year quarter.

On June 1, 2022, we completed our acquisition of all the outstanding shares of TriState Capital, and its results of operations have been included in our results prospectively from the closing date of June 1, 2022. During the quarter, we incurred $65 million of expenses related to our TriState Capital acquisition and other current and prior-year acquisitions, comprised of acquisition-related compensation expenses largely related to retention awards, initial provisions for credit losses on acquired loans and unfunded lending commitments of $26 million and $5 million, respectively, amortization of identifiable intangible assets arising from acquisitions, and other costs incurred to effect our acquisitions, including legal expenses and other professional fees. Excluding these acquisition-related expenses, our adjusted net income available to common shareholders was $348 million(1), 13% lower than adjusted net income for the prior-year quarter, and our adjusted earnings per diluted share were $1.61(1), 14% lower than adjusted earnings per diluted share for the prior-year quarter. Adjusted annualized ROCE for the quarter was 15.4%(1) and adjusted annualized ROTCE was 18.1%(1), compared with adjusted annualized ROCE of 20.5%(1) and adjusted annualized ROTCE of 22.9%(1) for the prior-year quarter.

The increase in net revenues compared with the prior-year quarter was driven by the benefit of higher short-term interest rates on both RJBDP fees from third-party banks and net interest income and higher asset management and related administrative fees, largely attributable to strong growth in PCG assets in fee-based accounts compared with the prior-year quarter. In addition, the current-year quarter includes incremental revenues from our acquisitions of TriState Capital, which was completed on June 1, 2022, and Charles Stanley, which was completed on January 21, 2022. These increases more than offset the declines in investment banking and brokerage revenues resulting from the challenging market environment during the current quarter.

Compensation, commissions and benefits expense increased 10%, primarily resulting from higher revenues compared with the prior-year quarter and, to a lesser extent, incremental compensation expense due to the Charles Stanley and TriState Capital acquisitions, a special bonus payable to certain eligible associates to assist them with inflationary cost pressures, which aggregated to $13 million, as well as other increases in compensation costs to support our growth. Our compensation ratio, or the ratio of compensation, commissions and benefits expense to net revenues, was 67.5%, compared with 67.2% for the prior-year quarter. Excluding acquisition-related compensation expenses, our adjusted compensation ratio was 66.8%(1), compared with 66.7%(1) for the prior-year quarter.

Non-compensation expenses increased 10%, primarily due to a $75 million increase in the bank loan provision for credit losses, resulting from a provision of $56 million for the current-year quarter compared with a benefit of $19 million for the prior-year quarter. The higher provision for credit losses in the current-year quarter was due to the aforementioned initial provision for credit losses on loans associated with our acquisition of TriState Capital Bank, as well as growth in bank loans at Raymond James Bank and a weaker macroeconomic outlook. Business development expenses also increased from the very low prior-year quarter level, primarily due to advisor recognition events and conferences, as well as an increase in business travel during the current period as travel restrictions have eased. Communications and information processing expenses increased as a result of incremental expenses of TriState Capital and Charles Stanley, as well as continued investments in technology to support our growth. Offsetting these increases, during the prior-year quarter we completed a $750 million, 30-year senior notes offering at 3.75%, and incurred $98 million of losses on extinguishment of debt from the early-redemption of certain of our senior notes which did not recur in the current period.

Our effective income tax rate was 27.5% for our fiscal third quarter of 2022, an increase compared with a 20.3% effective income tax rate for the prior-year quarter, primarily due to the unfavorable impact of nondeductible valuation losses associated with our company-owned life insurance portfolio during the current quarter compared with nontaxable valuation gains in the prior-year quarter.

(1)    ROTCE, adjusted net income available to common shareholders, adjusted earnings per diluted share, adjusted annualized ROCE, adjusted annualized ROTCE, and adjusted compensation ratio are non-GAAP financial measures. Beginning with our fiscal third quarter of 2022, certain non-GAAP financial measures have been adjusted for additional expenses directly related to our acquisitions that we believe are not indicative of our core operating results, such as those related to amortization of identifiable intangible assets arising from acquisitions and acquisition-related retention. Prior periods have been conformed to the current presentation. Please see the “Reconciliation of non-GAAP financial measures to GAAP financial measures” in this MD&A for a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures, and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

As of June 30, 2022, our Tier 1 leverage ratio of 10.8% and Total capital ratio of 21.5% were both more than double the regulatory requirement to be considered well-capitalized. We also continue to have substantial liquidity with $2.0 billion(1) of cash at the parent as of June 30, 2022, which includes cash loaned to RJ&A. We believe our funding and capital position provide us the opportunity to continue to grow our balance sheet prudently and we expect to continue to be opportunistic in deploying our capital. Subsequent to the closing of TriState Capital in our fiscal third quarter of 2022, we repurchased 1.14 million shares of our common stock for $100 million at an average price of $88. After the effect of those repurchases, $900 million remained under our Board of Directors’ share repurchase authorization.

We remain well-positioned entering our fiscal fourth quarter. We expect our fiscal fourth quarter results to be further positively impacted by the full quarter’s impact of the 50-basis point and 75-basis point increases in the Fed’s short-term benchmark interest rate enacted in May and June 2022, respectively, as well as two months’ impact of the 75-basis point increase enacted at the end of July 2022. With clients’ domestic cash sweep balances of $75.8 billion as of June 30, 2022 and our high concentration of floating-rate assets, we also believe we are well-positioned for any further increases in short-term interest rates, which we expect to positively impact our net interest income and our RJBDP fees from third-party banks. In addition, we expect our fiscal fourth quarter results to be positively impacted by two incremental months of TriState Capital’s results as well as the results of SumRidge Partners, which was acquired on July 1, 2022. However, we also expect to continue to face macroeconomic uncertainties which may continue to have a negative impact on equity and fixed income markets. As a result, we may experience volatility in asset management fees and brokerage revenues, as well as investment banking revenues, despite our robust investment banking pipelines. In addition, asset management and related administrative fees will be negatively impacted by the 11% decrease in PCG fee-based assets as of June 30, 2022 and lower financial assets under management; however, our recruiting pipelines remain strong and we continue to see solid retention of existing advisors. Net loan growth should result in additional provisions for credit losses and future market deterioration could result in increased bank loan provisions in future periods. In addition, although we remain focused on the management of expenses, we expect that expenses will continue to increase in part as a result of inflationary pressures on our costs, as business and event-related travel restrictions have eased, and as we continue to make investments in our people and technology to support our growth.

Nine months ended June 30, 2022 compared with the nine months ended June 30, 2021

For the nine months ended June 30, 2022, we generated net revenues of $8.17 billion, an increase of 16% compared with the prior-year period, and pre-tax income of $1.41 billion, an increase of 14%. Our net income available to common shareholders of $1.07 billion was 10% higher than the prior-year period and our earnings per diluted share were $4.99, reflecting an 8% increase. Our annualized ROCE was 16.3%, compared with 17.4% for the prior-year period, and our annualized ROTCE was 18.7%(2), compared with 19.3%(2) for the prior-year period.

Excluding $117 million of expenses related to acquisitions, our adjusted net income available to common shareholders was $1.16 billion(2), an increase of 6% compared with the prior-year period, and our adjusted earnings per diluted share were $5.41(2), an increase of 5%. Adjusted annualized ROCE for the year-to-date period was 17.6%(2), compared with 19.3%(2) in the prior-year period, and adjusted annualized ROTCE was 20.1%(2), compared with 21.4%(2) in the prior-year period.

The significant increase in net revenues compared with the prior-year period was primarily driven by higher asset management and related administrative fees, primarily attributable to higher PCG client assets in fee-based accounts and incremental revenues from our Charles Stanley acquisition, the benefit of higher short-term interest rates on both RJBDP fees from third-party banks and net interest income, strong investment banking revenues, particularly in our fiscal first quarter, and one month of incremental revenues from our acquisition of TriState Capital.

Compensation, commissions and benefits expense increased 16%, primarily attributable to the growth in revenues and pre-tax income compared with the prior-year period, as well as our current-year acquisitions of Charles Stanley and TriState Capital. Our compensation ratio was 68.2%, compared with 68.1% for the prior-year period. Excluding $43 million of acquisition-related compensation expenses, our adjusted compensation ratio was 67.6%(2), flat compared with the adjusted compensation ratio for the prior-year period.

(1)    For additional information, please see the “Liquidity and capital resources - Sources of liquidity” section in this MD&A.
(2)    ROTCE, adjusted net income available to common shareholders, adjusted earnings per diluted share, adjusted annualized ROCE, adjusted annualized ROTCE, and adjusted compensation ratio are non-GAAP financial measures. Beginning with our fiscal third quarter of 2022, certain non-GAAP financial measures have been adjusted for additional expenses directly related to our acquisitions that we believe are not indicative of our core operating results, such as those related to amortization of identifiable intangible assets arising from acquisitions and acquisition-related retention. Prior periods have been conformed to the current presentation. Please see the “Reconciliation of non-GAAP financial measures to GAAP financial measures” in this MD&A for a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures, and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Non-compensation expenses increased 17%, primarily due to increases in the bank loan provision for credit losses, business development and communications and information processing expenses, as well as higher investment sub-advisory fees. In addition, the current-year period included incremental expenses from our acquisitions of Charles Stanley and TriState Capital. The bank loan provision for credit losses increased $103 million to a provision of $66 million for the current-year period, compared with a benefit of $37 million for the prior-year period. Offsetting these increases was the aforementioned $98 million decrease in losses on extinguishment of debt.

Our effective income tax rate was 23.9% for the nine months ended June 30, 2022, an increase from 20.9% for the prior-year period. The increase in the effective tax rate from the prior-year period was primarily due to the negative impact of nondeductible valuation losses associated with our company-owned life insurance portfolio during the current-year period compared with nontaxable valuation gains for the prior-year period, partially offset by a larger tax benefit recognized during the current-year period related to share-based compensation that vested during the period.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES TO GAAP FINANCIAL MEASURES

We utilize certain non-GAAP financial measures as additional measures to aid in, and enhance, the understanding of our financial results and related measures. We believe certain of these non-GAAP financial measures provide useful information to management and investors by excluding certain material items that may not be indicative of our core operating results. We utilize these non-GAAP financial measures in assessing the financial performance of the business, as they facilitate a meaningful comparison of current- and prior-period results. Certain of our non-GAAP financial measures have been adjusted for additional expenses directly related to our acquisitions that we believe are not indicative of our core operating results, such as those related to amortization of identifiable intangible assets arising from acquisitions and acquisition-related retention. Prior periods have been conformed to the current period presentation. We believe that ROTCE is meaningful to investors as this measure facilitates comparison of our results to the results of other companies. In the following tables, the tax effect of non-GAAP adjustments reflects the statutory rate associated with each non-GAAP item. These non-GAAP financial measures should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP. In addition, our non-GAAP financial measures may not be comparable to similarly titled non-GAAP financial measures of other companies. The following tables provide a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures for the periods indicated.

	Three months ended		Nine months ended
$ in millions	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income available to common shareholders	$299	$307	$1,068	$974
Non-GAAP adjustments:
Expenses directly related to acquisitions included in the following financial statement line items:
Compensation, commissions and benefits:
Acquisition-related retention	16	13	41	35
Other acquisition-related compensation	2	—	2	—
Total “Compensation, commissions and benefits” expense	18	13	43	35
Professional fees	4	4	11	5
Bank loan provision/(benefit) for credit losses — Initial provision for credit losses on acquired loans	26	—	26	—
Other:
Amortization of identifiable intangible assets	8	7	22	14
Initial provision for credit losses on acquired lending commitments	5	—	5	—
All other acquisition-related expenses	4	—	10	1
Total “Other” expense	17	7	37	15
Total expenses related to acquisitions	65	24	117	55
Losses on extinguishment of debt	—	98	—	98
Pre-tax impact of non-GAAP adjustments	65	122	117	153
Tax effect of non-GAAP adjustments	(16)	(30)	(29)	(37)
Total non-GAAP adjustments, net of tax	49	92	88	116
Adjusted net income available to common shareholders	$348	$399	$1,156	$1,090

Compensation, commissions and benefits expense	$1,834	$1,661	$5,570	$4,809
Less: Total compensation-related acquisition expenses (as detailed above)	18	13	43	35
Adjusted “Compensation, commissions and benefits” expense	$1,816	$1,648	$5,527	$4,774

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

	Three months ended		Nine months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Total compensation ratio	67.5%	67.2%	68.2%	68.1%
Less the impact of non-GAAP adjustments on compensation ratio:
Acquisition-related retention	0.6%	0.5%	0.5%	0.5%
Other acquisition-related compensation	0.1%	—%	0.1%	—%
Total “Compensation, commissions and benefits” expenses related to acquisitions	0.7%	0.5%	0.6%	0.5%
Adjusted total compensation ratio	66.8%	66.7%	67.6%	67.6%

Diluted earnings per common share	$1.38	$1.45	$4.99	$4.61
Impact of non-GAAP adjustments on diluted earnings per common share:
Compensation, commissions and benefits:
Acquisition-related retention	0.07	0.06	0.19	0.17
Other acquisition-related compensation	0.01	—	0.01	—
Total “Compensation, commissions and benefits” expense	0.08	0.06	0.20	0.17
Professional fees	0.02	0.02	0.05	0.02
Bank loan provision/(benefit) for credit losses — Initial provision for credit losses on acquired loans	0.12	—	0.12	—
Other:
Amortization of identifiable intangible assets	0.04	0.03	0.11	0.07
Initial provision for credit losses on acquired lending commitments	0.02	—	0.02	—
All other acquisition-related expenses	0.02	—	0.05	0.01
Total “Other” expense	0.08	0.03	0.18	0.08
Total expenses related to acquisitions	0.30	0.11	0.55	0.27
Losses on extinguishment of debt	—	0.46	—	0.46
Tax effect of non-GAAP adjustments	(0.07)	(0.14)	(0.13)	(0.18)
Total non-GAAP adjustments, net of tax	0.23	0.43	0.42	0.55
Adjusted diluted earnings per common share	$1.61	$1.88	$5.41	$5.16

Return on common equity	Three months ended		Nine months ended
$ in millions	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Average common equity	$8,999	$7,728	$8,711	$7,483
Impact of non-GAAP adjustments on average common equity:
Compensation, commissions and benefits:
Acquisition-related retention	8	6	19	16
Other acquisition-related compensation	1	—	1	—
Total “Compensation, commissions and benefits” expense	9	6	20	16
Professional fees	2	2	5	2
Bank loan provision/(benefit) for credit losses — Initial provision for credit losses on acquired loans	13	—	7	—
Other:
Amortization of identifiable intangible assets	4	4	11	6
Initial provision for credit losses on acquired lending commitments	3	—	1	—
All other acquisition-related expenses	2	—	4	1
Total “Other” expense	9	4	16	7
Total expenses related to acquisitions	33	12	48	25
Losses on extinguishment of debt	—	49	—	25
Tax effect of non-GAAP adjustments	(8)	(15)	(12)	(12)
Total non-GAAP adjustments, net of tax	25	46	36	38
Adjusted average common equity	$9,024	$7,774	$8,747	$7,521

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

	Three months ended		Nine months ended
$ in millions	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Average common equity	$8,999	$7,728	$8,711	$7,483
Less:
Average goodwill and identifiable intangible assets, net	1,460	865	1,169	791
Deferred tax liabilities related to goodwill and identifiable intangible assets, net	(108)	(56)	(86)	(51)
Average tangible common equity	$7,647	$6,919	$7,628	$6,743
Impact of non-GAAP adjustments on average tangible common equity:
Compensation, commissions and benefits:
Acquisition-related retention	8	6	19	16
Other acquisition-related compensation	1	—	1	—
Total “Compensation, commissions and benefits” expense	9	6	20	16
Professional fees	2	2	5	2
Bank loan provision/(benefit) for credit losses — Initial provision for credit losses on acquired loans	13	—	7	—
Other:
Amortization of identifiable intangible assets	4	4	11	6
Initial provision for credit losses on acquired lending commitments	3	—	1	—
All other acquisition-related expenses	2	—	4	1
Total “Other” expense	9	4	16	7
Total expenses related to acquisitions	33	12	48	25
Losses on extinguishment of debt	—	49	—	25
Tax effect of non-GAAP adjustments	(8)	(15)	(12)	(12)
Total non-GAAP adjustments, net of tax	25	46	36	38
Adjusted average tangible common equity	$7,672	$6,965	$7,664	$6,781

Return on common equity	13.3%	15.9%	16.3%	17.4%
Adjusted return on common equity	15.4%	20.5%	17.6%	19.3%
Return on tangible common equity	15.6%	17.7%	18.7%	19.3%
Adjusted return on tangible common equity	18.1%	22.9%	20.1%	21.4%

Total compensation ratio is computed by dividing compensation, commissions and benefits expense by net revenues for each respective period. Adjusted total compensation ratio is computed by dividing adjusted compensation, commissions and benefits expense by net revenues for each respective period.

Average common equity for the quarter-to-date period is computed by adding the total common equity attributable to RJF as of the date indicated to the prior quarter-end total, and dividing by two, or in the case of average tangible common equity, computed by adding tangible common equity as of the date indicated to the prior quarter-end total, and dividing by two. Average common equity for the year-to-date period is computed by adding the total common equity attributable to RJF as of each quarter-end date during the indicated year-to-date period to the beginning of the year total, and dividing by four, or in the case of average tangible common equity, computed by adding tangible common equity as of each quarter-end date during the indicated year-to-date period to the beginning of the year total, and dividing by four. Adjusted average common equity is computed by adjusting for the impact on average common equity of the non-GAAP adjustments, as applicable for each respective period. Adjusted average tangible common equity is computed by adjusting for the impact on average tangible common equity of the non-GAAP adjustments, as applicable for each respective period.

ROCE is computed by dividing annualized net income available to common shareholders for the period indicated by average common equity for each respective period or, in the case of ROTCE, computed by dividing annualized net income available to common shareholders by average tangible common equity for each respective period. Adjusted return on common equity is computed by dividing annualized adjusted net income available to common shareholders by adjusted average common equity for each respective period, or in the case of adjusted return on tangible common equity, computed by dividing annualized adjusted net income available to common shareholders by adjusted average tangible common equity for each respective period.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

SEGMENTS

We currently operate through the following five segments: PCG; Capital Markets; Asset Management; Bank; and Other.

The following table presents our consolidated and segment net revenues and pre-tax income/(loss) for the periods indicated.

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2022	2021	% change	2022	2021	% change
Total company
Net revenues	$2,718	$2,471	10%	$8,172	$7,065	16%
Pre-tax income	$415	$385	8%	$1,406	$1,231	14%

Private Client Group
Net revenues	$1,958	$1,696	15%	$5,719	$4,810	19%
Pre-tax income	$251	$195	29%	$659	$527	25%

Capital Markets
Net revenues	$383	$446	(14)%	$1,410	$1,331	6%
Pre-tax income	$61	$115	(47)%	$349	$349	—%

Asset Management
Net revenues	$228	$225	1%	$698	$629	11%
Pre-tax income	$93	$105	(11)%	$303	$275	10%

Bank
Net revenues	$276	$169	63%	$656	$496	32%
Pre-tax income	$74	$104	(29)%	$259	$286	(9)%

Other
Net revenues	$(21)	$2	NM	$(54)	$(6)	(800)%
Pre-tax loss	$(64)	$(134)	52%	$(164)	$(206)	20%

Intersegment eliminations
Net revenues	$(106)	$(67)	(58)%	$(257)	$(195)	(32)%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

NET INTEREST ANALYSIS

Largely in response to inflationary pressures and, to a lesser extent, given the improved economic and employment conditions since the beginning of the COVID-19 pandemic, the Fed has rapidly increased its benchmark short-term interest rates, from the near-zero interest rates at the beginning of March 2022 to a range of 2.25% to 2.50% in late July 2022. The Fed indicated that it intends to closely monitor short-term interest rates through the remainder of our fiscal 2022 and into our fiscal 2023. The following table details the Fed’s recent short-term interest rate activity.

Fiscal quarter ended	Date of interest rate action	Increase in interest rates (in basis points)	Fed funds target rate
March 31, 2022	March 17, 2022	25	0.25% - 0.50%
June 30, 2022	May 5, 2022	50	0.75% - 1.00%
June 30, 2022	June 16, 2022	75	1.50% - 1.75%
Rate changes subsequent to June 30, 2022
September 30, 2022	July 28, 2022	75	2.25% - 2.50%

These increases in short-term interest rates in March, May and June of 2022 positively impacted our net interest income during our fiscal third quarter of 2022, as well as the fee income we earn from third-party banks on client cash balances swept to such banks as part of the RJBDP (included in account and service fees), which are also sensitive to changes in interest rates. We expect our fiscal fourth quarter of 2022 results to further benefit from a full quarter’s impact of the May and June 2022 interest rate increases, as well as two months of the 75-basis point increase in July 2022.

Given the relationship between our interest-sensitive assets and liabilities (primarily held in our PCG, Bank and Other segments) and the nature of fees we earn from third-party banks on the RJBDP, increases in short-term interest rates generally result in an increase in our net earnings, although the magnitude of the impact to our net interest margin depends on the yields on interest-earning assets relative to the cost of interest-bearing liabilities, including deposit rates paid to clients on their cash balances. As a result, we believe we are well-positioned for our net interest earnings to be favorably impacted by the recent, as well as any additional, increases in short-term rates.

Refer to the discussion of our net interest income within the “Management’s Discussion and Analysis - Results of Operations” of our PCG, Bank, and Other segments, where applicable. Also refer to “Management’s Discussion and Analysis - Results of Operations - Private Client Group - Clients’ domestic cash sweep balances” for further information on the RJBDP.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following table presents our consolidated average interest-earning asset and interest-bearing liability balances, interest income and expense and the related yields and rates.

Quarter ended June 30, 2022 compared with the quarter ended June 30, 2021

	Three months ended June 30,
	2022			2021
$ in millions	Average daily balance	Interest	Annualized average rate	Average daily balance	Interest	Annualized average rate
Interest-earning assets:
Cash and cash equivalents	$5,548	$10	0.76%	$5,644	$3	0.20%
Assets segregated for regulatory purposes and restricted cash	17,337	28	0.63%	9,016	3	0.16%
Available-for-sale securities	9,972	37	1.47%	8,041	20	0.96%
Brokerage client receivables	2,555	24	3.87%	2,363	19	3.33%
Loans held for sale and investment: (1)
Loans held for investment:
C&I loans	9,606	76	3.14%	7,936	50	2.51%
CRE loans	4,338	36	3.30%	2,748	18	2.59%
REIT loans	1,379	11	3.20%	1,327	9	2.53%
Tax-exempt loans	1,329	8	3.16%	1,294	9	3.33%
Residential mortgage loans	6,334	44	2.77%	5,126	34	2.70%
SBL and other	9,854	78	3.09%	5,208	29	2.22%
Loans held for sale	222	2	3.08%	142	1	2.92%
Total loans held for sale and investment	33,062	255	3.08%	23,781	150	2.54%
All other interest-earning assets	2,617	20	3.19%	2,288	10	1.51%
Total interest-earning assets	$71,091	$374	2.11%	$51,133	$205	1.60%
Interest-bearing liabilities:
Bank deposits:
Savings and money market accounts	$36,875	$11	0.12%	$28,744	$—	0.01%
Interest-bearing checking accounts	2,126	6	1.15%	164	1	1.83%
Certificates of deposit	842	3	1.58%	883	4	1.91%
Total bank deposits	39,843	20	0.21%	29,791	5	0.08%
Brokerage client payables	16,892	3	0.08%	10,486	1	0.03%
Other borrowings	1,045	6	2.06%	860	4	2.19%
Senior notes payable	2,037	23	4.44%	2,211	25	4.49%
All other interest-bearing liabilities	1,025	8	2.39%	602	5	1.12%
Total interest-bearing liabilities	$60,842	$60	0.40%	$43,950	$40	0.34%
Net interest income		$314			$165
Firmwide net interest margin (net yield on interest-earning assets)			1.77%			1.31%
Bank segment net interest margin			2.41%			1.92%
(1) Loans are presented net of unamortized discounts, unearned income, and deferred loan fees and costs.

Nonaccrual loans are included in the average loan balances in the preceding table. Any payments received for corporate nonaccrual loans are applied entirely to principal. Interest income on residential mortgage nonaccrual loans is recognized on a cash basis.

The yield on tax-exempt loans in the preceding table is presented on a taxable-equivalent basis utilizing the applicable federal statutory rates for each of the three months ended June 30, 2022 and 2021.

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

	Three months ended June 30,
	2022 compared to 2021
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest income:
Interest-earning assets:
Cash and cash equivalents	$—	$7	$7
Assets segregated for regulatory purposes and restricted cash	4	21	25
Available-for-sale securities	5	12	17
Brokerage client receivables	2	3	5
Loans held for sale and investment: (1)
Loans held for investment:
C&I loans	11	15	26
CRE loans	11	7	18
REIT loans	—	2	2
Tax-exempt loans	—	(1)	(1)
Residential mortgage loans	9	1	10
SBL and other	27	22	49
Loans held for sale	1	—	1
Total loans held for sale and investment	59	46	105
All other interest-earning assets	2	8	10
Total interest-earning assets	$72	$97	$169
Interest expense:
Interest-bearing liabilities:
Bank deposits:
Savings and money market accounts	$2	$9	$11
Interest-bearing checking accounts	10	(5)	5
Certificates of deposit	—	(1)	(1)
Total bank deposits	12	3	15
Brokerage client payables	—	2	2
Other borrowings	2	—	2
Senior notes payable	(2)	—	(2)
All other interest-bearing liabilities	1	2	3
Total interest-bearing liabilities	$13	$7	$20
Change in net interest income	$59	$90	$149

(1) Loans are presented net of unamortized discounts, unearned income, and deferred loan fees and costs.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Nine months ended June 30, 2022 compared with the nine months ended June 30, 2021

	Nine months ended June 30,
	2022			2021
$ in millions	Average daily balance	Interest	Annualized average rate	Average daily balance	Interest	Annualized average rate
Interest-earning assets:
Cash and cash equivalents	$5,819	$16	0.37%	$5,548	$9	0.22%
Assets segregated for regulatory purposes and restricted cash	15,879	39	0.32%	8,307	11	0.18%
Available-for-sale securities	9,116	84	1.23%	7,837	64	1.08%
Brokerage client receivables	2,533	66	3.50%	2,222	56	3.38%
Loans held for sale and investment: (1)
Loans held for investment:
C&I loans	8,989	185	2.72%	7,670	149	2.57%
CRE loans	3,476	76	2.90%	2,665	52	2.57%
REIT loans	1,278	27	2.76%	1,290	25	2.49%
Tax-exempt loans	1,305	25	3.18%	1,253	25	3.34%
Residential mortgage loans	5,850	119	2.72%	5,044	103	2.73%
SBL and other	7,630	152	2.62%	4,709	80	2.24%
Loans held for sale	243	6	2.98%	153	3	2.54%
Total loans held for sale and investment	28,771	590	2.74%	22,784	437	2.57%
All other interest-earning assets	2,472	46	2.52%	2,264	31	1.79%
Total interest-earning assets	$64,590	$841	1.74%	$48,962	$608	1.66%
Interest-bearing liabilities:
Bank deposits:
Savings and money market accounts	$33,807	$13	0.05%	$27,573	$2	0.01%
Interest-bearing checking accounts	833	8	1.21%	159	2	1.88%
Certificates of deposit	806	10	1.76%	911	13	1.90%
Total bank deposits	35,446	31	0.12%	28,643	17	0.08%
Brokerage client payables	16,741	4	0.03%	9,765	3	0.03%
Other borrowings	919	15	2.13%	863	14	2.20%
Senior notes payable	2,037	69	4.44%	2,115	73	4.62%
All other interest-bearing liabilities	787	16	2.08%	591	8	1.05%
Total interest-bearing liabilities	$55,930	$135	0.32%	$41,977	$115	0.36%
Net interest income		$706			$493
Firmwide net interest margin (net yield on interest-earning assets)			1.46%			1.35%
Bank segment net interest margin			2.14%			1.96%

(1) Loans are presented net of unamortized discounts, unearned income, and deferred loan fees and costs.

Nonaccrual loans are included in the average loan balances in the preceding table. Any payments received for corporate nonaccrual loans are applied entirely to principal. Interest income on residential mortgage nonaccrual loans is recognized on a cash basis.

The yield on tax-exempt loans in the preceding table is presented on a tax-equivalent basis utilizing the applicable federal statutory rates for each of the nine months ended June 30, 2022 and 2021.

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

	Nine months ended June 30,
	2022 compared to 2021
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest income:
Interest-earning assets:
Cash and cash equivalents	$1	$6	$7
Assets segregated for regulatory purposes and restricted cash	11	17	28
Available-for-sale securities	10	10	20
Brokerage client receivables	8	2	10
Loans held for sale and investment: (1)
Loans held for investment:
C&I loans	26	10	36
CRE loans	16	8	24
REIT loans	—	2	2
Tax-exempt loans	2	(2)	—
Residential mortgage loans	17	(1)	16
SBL and other	50	22	72
Loans held for sale	2	1	3
Total loans held for sale and investment	113	40	153
All other interest-earning assets	3	12	15
Total interest-earning assets	$146	$87	$233
Interest expense:
Interest-bearing liabilities:
Bank deposits:
Savings and money market accounts	$1	$10	$11
Interest-bearing checking accounts	12	(6)	6
Certificates of deposit	(2)	(1)	(3)
Total bank deposits	11	3	14
Brokerage client payables	1	—	1
Other borrowings	2	(1)	1
Senior notes payable	(2)	(2)	(4)
All other interest-bearing liabilities	2	6	8
Total interest-bearing liabilities	$14	$6	$20
Change in net interest income	$132	$81	$213
(1) Loans are presented net of unamortized discounts, unearned income, and deferred loan fees and costs.

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

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2022	2021	% change	2022	2021	% change
Revenues:
Asset management and related administrative fees	$1,214	$1,050	16%	$3,621	$2,914	24%
Brokerage revenues:
Mutual and other fund products	149	167	(11)%	486	498	(2)%
Insurance and annuity products	109	113	(4)%	330	320	3%
Equities, ETFs and fixed income products	115	110	5%	351	338	4%
Total brokerage revenues	373	390	(4)%	1,167	1,156	1%
Account and service fees:
Mutual fund and annuity service fees	102	105	(3)%	325	298	9%
RJBDP fees:
Bank segment	79	47	68%	178	134	33%
Third-party banks	56	18	211%	93	58	60%
Client account and other fees	59	39	51%	161	113	42%
Total account and service fees	296	209	42%	757	603	26%
Investment banking	6	11	(45)%	28	33	(15)%
Interest income	68	31	119%	138	91	52%
All other	11	7	57%	24	20	20%
Total revenues	1,968	1,698	16%	5,735	4,817	19%
Interest expense	(10)	(2)	400%	(16)	(7)	129%
Net revenues	1,958	1,696	15%	5,719	4,810	19%
Non-interest expenses:
Financial advisor compensation and benefits	1,187	1,082	10%	3,605	3,053	18%
Administrative compensation and benefits	306	251	22%	878	760	16%
Total compensation, commissions and benefits	1,493	1,333	12%	4,483	3,813	18%
Non-compensation expenses:
Communications and information processing	86	70	23%	241	201	20%
Occupancy and equipment	50	45	11%	146	133	10%
Business development	39	19	105%	91	50	82%
Professional fees	19	10	90%	41	33	24%
All other	20	24	(17)%	58	53	9%
Total non-compensation expenses	214	168	27%	577	470	23%
Total non-interest expenses	1,707	1,501	14%	5,060	4,283	18%
Pre-tax income	$251	$195	29%	$659	$527	25%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Selected key metrics

PCG client asset balances

	As of
$ in billions	June 30, 2022	March 31, 2022	September 30, 2021	June 30, 2021	March 31, 2021	September 30, 2020
Assets under administration (“AUA”) (1)	$1,068.8	$1,198.3	$1,115.4	$1,102.9	$1,028.1	$883.3
Assets in fee-based accounts (1) (2)	$606.7	$678.0	$627.1	$616.7	$567.6	$475.3
Percent of AUA in fee-based accounts	56.8%	56.6%	56.2%	55.9%	55.2%	53.8%

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

The vast majority of the revenues we earn from fee-based accounts is recorded in “Asset management and related administrative fees” on our Condensed Consolidated Statements of Income and Comprehensive Income. Fees received from such accounts are based on the value of client assets in fee-based accounts and vary based on the specific account types in which the client invests and the level of assets in the client relationship. As fees for the majority of such accounts are billed based on balances as of the beginning of the quarter, revenues from fee-based accounts may not be immediately affected by changes in asset values, but rather the impacts are seen in the following quarter.

PCG AUA decreased compared with March 31, 2022 and September 30, 2021, as the positive impacts of strong net inflows of client assets and, when compared to September 2021, the Charles Stanley acquisition, were offset by a decline in equity markets. PCG AUA and assets in fee-based accounts each declined 11% compared with March 31, 2022, which will negatively impact our asset management and related administrative fees for our fiscal fourth quarter of 2022. PCG assets in fee-based accounts continued to be a significant percentage of overall PCG AUA due to many clients’ preference for fee-based alternatives versus transaction-based accounts and, as a result, a significant portion of our PCG revenues is more directly impacted by market movements.

Financial advisors

	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Employees	3,615	3,601	3,447	3,461	3,423
Independent contractors	5,001	5,129	5,017	5,021	4,990
Total advisors	8,616	8,730	8,464	8,482	8,413

The number of financial advisors as of June 30, 2022 decreased compared to March 31, 2022, as the impacts of strong recruiting and strong retention of existing advisors were offset by the transfer of 188 advisors previously affiliated as independent contractors to our Registered Investment Advisor & Custody Services (“RCS”) division (including one firm with 166 financial advisors). We do not expect these transfers to significantly impact our results of operations. Advisors in our RCS division are not included in our financial advisor metric although their client assets, which were $109.7 billion as of June 30, 2022, $99.2 billion as of March 31, 2022 and $92.7 billion as of September 30, 2021, are included in PCG AUA. The recruiting pipeline remains robust across our affiliation options; however the timing of financial advisors joining the firm may be impacted by market uncertainty.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Clients’ domestic cash sweep balances

	As of
$ in millions	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
RJBDP:
Bank segment	$36,646	$33,570	$33,097	$31,410	$29,253
Third-party banks	25,478	25,887	24,316	24,496	25,080
Subtotal RJBDP	62,124	59,457	57,413	55,906	54,333
Client Interest Program (“CIP”)	13,717	17,013	16,065	10,762	8,610
Total clients’ domestic cash sweep balances	$75,841	$76,470	$73,478	$66,668	$62,943

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Average yield on RJBDP - third-party banks	0.88%	0.29%	0.50%	0.30%

A significant portion of our domestic clients’ cash is included in the RJBDP, a multi-bank sweep program in which clients’ cash deposits in their accounts are swept into interest-bearing deposit accounts at either Raymond James Bank or TriState Capital Bank, which are included in our Bank segment, or various third-party banks. Our PCG segment earns servicing fees for the administrative services we provide related to our clients’ deposits that are swept to such banks as part of the RJBDP. These servicing fees are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates and the interest paid to clients on balances in the RJBDP. Under our current intersegment policies, the PCG segment receives the greater of a base servicing fee or a net yield equivalent to the yield that the firm would otherwise receive from third-party banks in the RJBDP. This is a different intersegment policy than that which was in place in prior years, during the last interest rate cycle. The result of this change is that the PCG segment revenues will reflect increased fee revenues as the yield from third-party banks in the program continues to rise, and the Bank segment RJBDP servicing costs reflect the market rate. The fees that the PCG segment earns from the Bank segment, as well as the servicing costs incurred on the deposits in the Bank segment, are eliminated in the computation of our consolidated results. The “Average yield on RJBDP - third party banks” in the preceding table is computed by dividing annualized RJBDP fees from third-party banks, which are net of the interest expense paid to clients by the third-party banks, by the average daily RJBDP balance at third-party banks. The average yield on RJBDP - third-party banks increased from the prior-year quarter as a result of the 25-basis point increase in the Federal Reserve’s short-term benchmark interest rate in March 2022, the 50-basis point increase in May 2022 and, to a lesser extent, the 75-basis point increase toward the end of our fiscal third quarter in June 2022. Based on these interest rate increases, as well as the additional 75-basis point increase announced by the Fed in late July 2022, we expect our average yield on RJBDP from third-party banks to approximate 1.7% for our fiscal fourth quarter of 2022. However, actual yields may be impacted by other factors, including interest rates paid to clients and the demand for our deposit sweep balances from third-party banks that participate in the RJBDP.

Although client cash balances remained elevated as of June 30, 2022, balances declined compared with March 31, 2022 and have continued to decline modestly after the quarter-end during the month of July 2022. In addition, more client cash was allocated to Raymond James Bank through the RJBDP, resulting in a reduction in cash allocated to our CIP and a corresponding decrease in our assets segregated for regulatory purposes balance presented on our Condensed Consolidated Statements of Financial Condition. PCG segment results can be impacted by not only changes in the level of client cash balances, but also by the allocation of client cash balances between RJBDP and our CIP, as the PCG segment may earn different amounts from each of these client cash destinations, depending on multiple factors.

Quarter ended June 30, 2022 compared with the quarter ended June 30, 2021

Net revenues of $1.96 billion increased 15% and pre-tax income of $251 million increased 29%.

Asset management and related administrative fees increased $164 million, or 16%, primarily due to higher assets in fee-based accounts at the beginning of the current quarter, as well as incremental revenues related to the Charles Stanley acquisition.

Brokerage revenues decreased $17 million, or 4%, primarily due to a decline in trailing placement fees from mutual and other fund products and annuity products resulting from lower asset values.

Account and service fees increased $87 million, or 42%, primarily due to higher RJBDP fees from both third-party banks and our Bank segment resulting from significantly higher short-term interest rates compared with the prior-year quarter and higher

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

client cash balances in the RJBDP. Client account and other fees also increased primarily as a result of incremental revenues arising from our acquisition of Charles Stanley.

Net interest income increased $29 million, or 100%, primarily due to the increase in short-term interest rates.

Compensation-related expenses increased $160 million, or 12%, primarily due to higher revenues, incremental expenses arising from our acquisition of Charles Stanley, the majority of the aforementioned special bonus payable to certain eligible associates to assist with inflationary cost pressures, and other increases in compensation costs to support our growth.

Non-compensation expenses increased $46 million, or 27%. Business development expenses increased significantly from the low levels incurred in the prior-year quarter as a result of advisor recognition events and conferences, as well as an increase in business travel as travel restrictions have eased. Communications and information processing expenses also increased, primarily due to ongoing enhancements of our technology platforms and incremental expenses resulting from the acquisition of Charles Stanley.

Nine months ended June 30, 2022 compared with the nine months ended June 30, 2021

Net revenues of $5.72 billion increased 19% and pre-tax income of $659 million increased 25%.

Asset management and related administrative fees increased $707 million, or 24%, primarily due to higher assets in fee-based accounts at the beginning of each of the current-year quarterly billing periods compared with the prior-year quarterly billing periods and, to a lesser extent, incremental revenues arising from the acquisition of Charles Stanley.

Account and service fees increased $154 million, or 26%, primarily due to an increase in RJBDP fees from both third-party banks and our Bank segment due to the increase in short-term rates during the current-year period, as well as higher client cash balances in the RJBDP. Client account and other fees also increased, resulting from incremental revenues from our acquisitions of NWPS Holdings, Inc. at the end of our fiscal first quarter of 2021 and Charles Stanley in our fiscal second quarter of 2022, as well as higher account maintenance fees resulting from an increase in the fee per account effective during the current fiscal-year period. Mutual fund service fees increased due to higher average mutual fund assets.

Net interest income increased $38 million, or 45%, primarily due to the increase in short-term interest rates during the current-year period.

Compensation-related expenses increased $670 million, or 18%, primarily due to higher revenues, incremental expenses resulting from our acquisition of Charles Stanley, and an increase in compensation costs to support our growth.

Non-compensation expenses increased $107 million, or 23%, due to increases in travel and event-related expenses compared with the low levels incurred in the prior-year period, higher communications and information processing expenses primarily due to ongoing enhancements of our technology platforms, increasing occupancy rates, and incremental expenses resulting from our acquisition of Charles Stanley.

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

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2022	2021	% change	2022	2021	% change
Revenues:
Brokerage revenues:
Fixed income	$107	$124	(14)%	$352	$397	(11)%
Equity	32	36	(11)%	112	112	—%
Total brokerage revenues	139	160	(13)%	464	509	(9)%
Investment banking:
Merger & acquisition and advisory	147	153	(4)%	557	424	31%
Equity underwriting	36	69	(48)%	185	196	(6)%
Debt underwriting	34	43	(21)%	113	126	(10)%
Total investment banking	217	265	(18)%	855	746	15%
Interest income	6	4	50%	16	12	33%
Tax credit fund revenues	21	17	24%	71	57	25%
All other	3	3	—%	12	14	(14)%
Total revenues	386	449	(14)%	1,418	1,338	6%
Interest expense	(3)	(3)	—%	(8)	(7)	14%
Net revenues	383	446	(14)%	1,410	1,331	6%
Non-interest expenses:
Compensation, commissions and benefits	243	256	(5)%	827	767	8%
Non-compensation expenses:
Communications and information processing	22	22	—%	66	61	8%
Occupancy and equipment	10	9	11%	29	27	7%
Business development	12	8	50%	29	23	26%
Professional fees	10	12	(17)%	31	38	(18)%
All other	25	24	4%	79	66	20%
Total non-compensation expenses	79	75	5%	234	215	9%
Total non-interest expenses	322	331	(3)%	1,061	982	8%
Pre-tax income	$61	$115	(47)%	$349	$349	—%

Quarter ended June 30, 2022 compared with the quarter ended June 30, 2021

Net revenues of $383 million decreased 14% and pre-tax income of $61 million decreased 47%.

Brokerage revenues decreased $21 million, or 13%, primarily due to a decrease in fixed income brokerage revenues resulting from a more challenging market environment compared with a strong prior-year quarter. We expect our fixed income brokerage revenues for our fiscal fourth quarter of 2022 to benefit from our acquisition of SumRidge Partners, which closed on July 1, 2022.

Investment banking revenues decreased $48 million, or 18%, primarily due to a decline in merger & acquisition and advisory revenues compared with a strong prior-year quarter. Merger & acquisition activity and underwriting activity during the current quarter continued to be negatively impacted by a challenging market environment resulting from macroeconomic uncertainty and geopolitical concerns. Our investment banking pipeline remains strong and, in part, reflects the investments we have made over the past several years, including our fiscal 2021 acquisitions of Financo and Cebile; however, continued market uncertainty could delay, or ultimately prevent, the closing of transactions, which could negatively impact our results for the remainder of fiscal 2022.

Compensation-related expenses decreased $13 million, or 5%, due to the impact of lower revenues.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Non-compensation expenses increased $4 million, or 5%, primarily attributable to an increase in business development expenses resulting from increased travel and conference-related expenses as travel restrictions have eased.

Nine months ended June 30, 2022 compared with the nine months ended June 30, 2021

Net revenues of $1.41 billion increased 6% and pre-tax income of $349 million was flat compared with the prior-year period.

Investment banking revenues increased $109 million, or 15%, due to a significant increase in merger & acquisition and advisory revenues, which reflected high levels of client activity in the fiscal first quarter of 2022. Debt and equity underwritings decreased compared with the prior-year period and were negatively impacted by market uncertainty during our fiscal second and third quarters of 2022.

Brokerage revenues decreased $45 million, or 9%, due to a decrease in fixed income brokerage revenues, which remained solid but were lower than the prior-year period as a result of challenging trading conditions compared with a strong prior-year period.

Compensation-related expenses increased $60 million, or 8%, primarily due to the increase in revenues, as well as higher compensation costs to support our growth.

Non-compensation expenses increased $19 million, or 9%, primarily due to increased travel and event-related expenses, as well as an increase in expenses to support our growth, partially offset by lower investment banking deal expenses due to lower underwriting revenues compared with the prior-year period.

RESULTS OF OPERATIONS – ASSET MANAGEMENT

For an overview of our Asset Management segment operations as well as a description of the key factors impacting our Asset Management results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K.

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2022	2021	% change	2022	2021	% change
Revenues:
Asset management and related administrative fees:
Managed programs	$145	$148	(2)%	$445	$414	7%
Administration and other	75	70	7%	228	193	18%
Total asset management and related administrative fees	220	218	1%	673	607	11%
Account and service fees	5	4	25%	17	13	31%
All other	3	3	—%	8	9	(11)%
Net revenues	228	225	1%	698	629	11%
Non-interest expenses:
Compensation, commissions and benefits	49	43	14%	142	138	3%
Non-compensation expenses:
Communications and information processing	13	12	8%	39	35	11%
Investment sub-advisory fees	38	33	15%	114	91	25%
All other	35	32	9%	100	90	11%
Total non-compensation expenses	86	77	12%	253	216	17%
Total non-interest expenses	135	120	13%	395	354	12%
Pre-tax income	$93	$105	(11)%	$303	$275	10%

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

Revenues earned by Carillon Tower Advisers for retail accounts managed on behalf of third-party institutions, institutional accounts and our proprietary mutual funds are recorded entirely in the Asset Management segment. Our AUM in Carillon Tower Advisers are impacted by market and investment performance and net inflows or outflows of assets, including the impact of acquisitions.

Fees for our managed programs are generally collected quarterly. Approximately 70% of these fees are based on balances as of the beginning of the quarter, approximately 10% are based on balances as of the end of the quarter, and approximately 20% are based on average daily balances throughout the quarter.

Financial assets under management

$ in billions	June 30, 2022	March 31, 2022	September 30, 2021	June 30, 2021	March 31, 2021	September 30, 2020
AMS (1)	$125.4	$140.1	$134.4	$131.8	$121.2	$102.2
Carillon Tower Advisers	67.2	64.0	67.8	69.2	66.6	59.5
Subtotal financial assets under management	192.6	204.1	202.2	201.0	187.8	161.7
Less: Assets managed for affiliated entities	(10.2)	(10.4)	(10.3)	(10.0)	(9.6)	(8.6)
Total financial assets under management	$182.4	$193.7	$191.9	$191.0	$178.2	$153.1

(1)Represents the portion of our PCG segment fee-based AUA (as disclosed in “Assets in fee-based accounts” in the “Selected key metrics - PCG client asset balances” section of our “Management’s Discussion and Analysis - Results of Operations - Private Client Group”) that is invested in managed programs overseen by the Asset Management segment.

Activity (including activity in assets managed for affiliated entities)

	Three months ended June 30,		Nine months ended June 30,
$ in billions	2022	2021	2022	2021
Financial assets under management at beginning of period	$204.1	$187.8	$202.2	$161.7
Carillon Tower Advisers:
Acquisition of Chartwell Investment Partners (1)	9.8	—	9.8	—
Other - net inflows/(outflows)	0.3	(0.3)	(0.9)	0.8
AMS - net inflows	1.4	4.5	8.4	9.8
Net market appreciation/(depreciation) in asset values	(23.0)	9.0	(26.9)	28.7
Financial assets under management at end of period	$192.6	$201.0	$192.6	$201.0
(1)Represents June 1, 2022 assets under management of Chartwell Investment Partners, a registered investment advisor acquired as part of the TriState Capital acquisition. See Note 3 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information about this acquisition.

AMS

See “Management’s Discussion and Analysis - Results of Operations - Private Client Group” for further information about our retail client assets, including those fee-based assets invested in programs managed by AMS.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Carillon Tower Advisers

Assets managed by Carillon Tower Advisers include assets managed by its subsidiaries and affiliates: Eagle Asset Management, Scout Investments, Reams Asset Management (a division of Scout Investments), ClariVest Asset Management, Cougar Global Investments, and Chartwell Investment Partners, which was acquired on June 1, 2022 in connection with our acquisition of TriState Capital. The following table presents Carillon Tower Advisers’ AUM by objective, excluding assets for which it does not exercise discretion, as well as the approximate average client fee rate earned on such assets.

$ in billions	June 30, 2022	Average fee rate
Equity	$24.4	0.56%
Fixed income	35.0	0.20%
Balanced	7.8	0.33%
Total financial assets under management	$67.2	0.35%

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

$ in billions	June 30, 2022	March 31, 2022	September 30, 2021	June 30, 2021	March 31, 2021	September 30, 2020
Total assets	$339.7	$379.7	$365.3	$361.5	$334.2	$280.6

The decrease in assets as of June 30, 2022 compared to March 31, 2022 was largely due to a decline in equity markets during the quarter. Administrative fees associated with these programs are predominantly based on balances at the beginning of the quarter.

RJ Trust

The following table includes assets held in asset-based programs in RJ Trust (including those managed for affiliated entities).

$ in billions	June 30, 2022	March 31, 2022	September 30, 2021	June 30, 2021	March 31, 2021	September 30, 2020
Total assets	$7.6	$8.4	$8.1	$8.1	$7.8	$7.1

Quarter ended June 30, 2022 compared with the quarter ended June 30, 2021

Net revenues of $228 million increased 1% while pre-tax income of $93 million decreased 11%.

Asset management and related administrative fees increased $2 million, or 1%, driven by a higher beginning balance of assets in non-discretionary asset-based programs and financial assets under management at AMS, partially offset by lower average financial assets under management at Carillon Tower Advisers. We expect the declines in financial assets under management and assets in non-discretionary asset-based programs during the quarter, which occurred due to the decline in equity markets, to negatively affect our fiscal fourth quarter revenues, as the majority of our asset management and related administrative fees are billed based on balances as of the beginning of the quarter. Despite positive net inflows at Carillon Tower Advisers during the quarter and the positive impact of acquiring Chartwell (as of June 1, 2022), Carillon Tower Advisers continues to be challenged by the industry shift from actively managed investment strategies to passive investment strategies.

Compensation expenses increased $6 million, or 14%, resulting from increased costs to support our growth, as well as one month of incremental compensation expenses related to Chartwell. Non-compensation expenses increased $9 million, or 12%, primarily due to higher investment sub-advisory fees, resulting from the increase in assets under management in sub-advised programs.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Nine months ended June 30, 2022 compared with the nine months ended June 30, 2021

Net revenues of $698 million increased 11% and pre-tax income of $303 million increased 10%.

Asset management and related administrative fees increased $66 million, or 11%, driven by higher financial assets under management and higher assets in non-discretionary asset-based programs at the beginning of each of the current-year quarterly billing periods compared with the prior-year quarterly billing periods.

Compensation expenses increased $4 million, or 3%, and non-compensation expenses increased $37 million, or 17%. The increase in non-compensation expenses was largely due to higher investment sub-advisory fees, resulting from the increase in assets under management in sub-advised programs.

RESULTS OF OPERATIONS – BANK

For an overview of our Bank segment operations, as well as a description of the key factors impacting our Bank segment results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K. Our Bank segment results include the results of TriState Capital Bank since the acquisition date of June 1, 2022. See Note 3 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding this acquisition.

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2022	2021	% change	2022	2021	% change
Revenues:
Interest income	$296	$172	72%	$682	$505	35%
Interest expense	(26)	(11)	136%	(46)	(32)	44%
Net interest income	270	161	68%	636	473	34%
All other	6	8	(25)%	20	23	(13)%
Net revenues	276	169	63%	656	496	32%
Non-interest expenses:
Compensation and benefits	21	13	62%	48	38	26%
Non-compensation expenses:
Bank loan provision/(benefit) for credit losses	56	(19)	NM	66	(37)	NM
RJBDP fees to PCG	79	47	68%	178	134	33%
All other	46	24	92%	105	75	40%
Total non-compensation expenses	181	52	248%	349	172	103%
Total non-interest expenses	202	65	211%	397	210	89%
Pre-tax income	$74	$104	(29)%	$259	$286	(9)%

Quarter ended June 30, 2022 compared with the quarter ended June 30, 2021

Net revenues of $276 million increased 63%, while pre-tax income of $74 million decreased 29%.

Net interest income increased $109 million, or 68%, due to the increase in short-term interest rates, higher average interest-earning assets, as well as one month of incremental net interest income from the acquisition of TriState Capital Bank. The increase in average interest-earning assets was primarily driven by growth in securities-based loans and residential mortgage loans to PCG clients, as well as increases in average corporate loans and available-for-sale securities. The net interest margin increased to 2.41% from 1.92% for the prior-year quarter. We anticipate that the Bank segment net interest margin for our fiscal fourth quarter of 2022 will approximate 2.7% and will be positively impacted by the Fed’s short-term interest rate increases enacted during our fiscal third quarter and in late July 2022. We anticipate the Bank segment’s net interest income to benefit from a full quarter’s impact of TriState Capital Bank results. In addition, given that a significant portion of our interest-earning assets are sensitive to changes in market interest rates, we expect our net interest earnings to also be favorably impacted by any additional increases in short-term interest rates that may occur.

The bank loan provision for credit losses was $56 million for the current quarter, compared with a benefit for credit losses of $19 million for the prior-year quarter. The current quarter provision includes the initial provision for credit losses of $26

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

million recorded on non-PCD loans acquired as part of the TriState Capital acquisition, as well as the impact of both loan growth at Raymond James Bank and a weaker macroeconomic outlook. The prior-year quarter benefit primarily reflected an improved economic forecast, as well as improved credit ratings within our corporate loan portfolio.

Compensation expenses increased $8 million, or 62%, primarily due to incremental expenses from the acquisition of TriState Capital.

Non-compensation expenses, excluding the bank loan provision/(benefit) for credit losses, increased $54 million, or 76%, primarily due to an increase in RJBDP fees paid to PCG, incremental expenses associated with TriState Capital (including a $5 million initial provision for credit losses on TriState Capital’s unfunded lending commitments), and a provision for credit losses on unfunded lending commitments unrelated to the acquisition compared with a benefit for the prior-year quarter. RJBDP fees to PCG increased $32 million, or 68%, primarily due to an increase in short-term interest rates as well as an increase in client cash swept to Raymond James Bank as part of the RJBDP. Under our current intersegment policies, the Bank segment incurs the higher of a base servicing fee to PCG on RJBDP deposits it receives in this program, or a net yield equivalent to the yield that the firm would otherwise receive from third-party banks in the RJBDP. This is a different intersegment policy than that which was in place in prior years, during the last interest rate cycle. The result of this intersegment change is that the Bank segment expense to PCG for servicing these cash deposits will increase as rates rise, reflecting a market rate, with the PCG segment receiving increased fee revenues. The servicing fee that the Bank segment incurs on these RJBDP cash sweep deposits, as well as the fee revenues in the PCG segment, are eliminated in the computation of our consolidated results.

Nine months ended June 30, 2022 compared with the nine months ended June 30, 2021

Net revenues of $656 million increased 32%, while pre-tax income of $259 million decreased 9%.

Net interest income increased $163 million, or 34%, due to the increase in short-term interest rates, higher average interest-earning assets, as well as one month of incremental net interest income from the acquisition of TriState Capital Bank. The increase in average interest-earning assets was primarily driven by significant growth in securities-based loans and residential mortgage loans to PCG clients, as well as higher average corporate loans and available-for-sale securities. The net interest margin increased to 2.14% from 1.96% for the prior-year period.

The bank loan provision for credit losses was $66 million for the current-year period, compared with a benefit for credit losses of $37 million for the prior-year period. The current-year period provision includes the aforementioned initial provision for credit losses of $26 million recorded on non-PCD loans acquired as part of the TriState Capital acquisition, as well as the impact of both loan growth at Raymond James Bank and a weaker macroeconomic outlook. The prior year benefit was largely attributable to improved economic forecasts utilized in our model at that time, including improved outlooks on unemployment and gross domestic product, which favorably impacted most of our loan portfolios at that time, as well as improved credit ratings within our corporate loan portfolio.

Non-compensation expenses, excluding the bank loan provision/(benefit) for credit losses, increased $74 million, or 35%, primarily due to an increase in RJBDP fees paid to PCG, one month of incremental expenses associated with TriState Capital (including a $5 million initial provision for credit losses on TriState Capital’s unfunded lending commitments), and a provision for credit losses on unfunded lending commitments unrelated to the acquisition compared with a benefit for the prior-year period. RJBDP fees to PCG increased $44 million, or 33%, due to an increase in short-term interest rates as well as an increase in client cash swept to Raymond James Bank as part of the RJBDP. These fees are eliminated in the computation of our consolidated results.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

RESULTS OF OPERATIONS – OTHER

This segment includes our private equity investments, interest income on certain corporate cash balances, certain costs incurred in acquisition activities, and certain corporate overhead costs of RJF that are not allocated to other segments, including the interest costs on our public debt. For an overview of our Other segment operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K.

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2022	2021	% change	2022	2021	% change
Revenues:
Interest income	$6	$—	NM	$10	$6	67%
Gains/(losses) on private equity investments	(3)	24	NM	—	56	(100)%
All other	—	4	(100)%	7	7	—%
Total revenues	3	28	(89)%	17	69	(75)%
Interest expense	(24)	(26)	(8)%	(71)	(75)	(5)%
Net revenues	(21)	2	NM	(54)	(6)	(800)%
Non-interest expenses:
Compensation and all other	43	38	13%	110	102	8%
Losses on extinguishment of debt	—	98	(100)%	—	98	(100)%
Total non-interest expenses	43	136	(68)%	110	200	(45)%
Pre-tax loss	$(64)	$(134)	52%	$(164)	$(206)	20%

Quarter ended June 30, 2022 compared with the quarter ended June 30, 2021

The pre-tax loss of $64 million was $70 million lower than the loss in the prior-year quarter.

Net revenues decreased $23 million due to a net loss of $3 million related to our private equity investments compared with $24 million of gains in the prior-year quarter, partially offset by the impact of higher interest income largely due to higher short-term interest rates.

Non-interest expenses decreased $93 million, primarily due to $98 million of losses on extinguishment of debt in the prior-year quarter related to the early-redemption our $250 million of 5.625% senior notes due 2024 and our $500 million of 3.625% senior notes due 2026. Offsetting this decrease was an increase in costs incurred in acquisition activities in the current quarter, which primarily included legal and other professional expenses and other costs incurred to effect our acquisition of TriState Capital, which was completed on June 1, 2022, and to a lesser extent expenses associated with our acquisitions of Charles Stanley and SumRidge Partners, which were completed in January 2022 and July 2022, respectively.

Nine months ended June 30, 2022 compared with the nine months ended June 30, 2021

The pre-tax loss of $164 million was $42 million lower than the loss in the prior-year period.

Net revenues decreased $48 million, primarily due to lower private equity gains compared with the prior-year period. The prior-year period included $56 million of private equity valuation gains, of which $20 million were attributable to noncontrolling interests and were offset within other expenses, whereas the current year private equity results net to an insignificant amount. Offsetting the negative impact of the lower private equity valuation gains, interest income increased compared with the prior-year period, largely due to the increase in short-term interest rates, and interest expense decreased due to lower interest expense on senior notes payable compared with the prior-year period.

Non-interest expenses decreased $90 million, or 45%, primarily due to the aforementioned losses on extinguishment of debt recorded in the prior-year period, as well as the decrease in amounts attributable to noncontrolling interests. These decreases were partially offset by an increase in costs incurred in acquisition activities, primarily associated with our current-year acquisitions of Charles Stanley and TriState Capital, as well as our July 1, 2022 acquisition of SumRidge Partners.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

CERTAIN STATISTICAL DISCLOSURES BY BANK HOLDING COMPANIES

We are required to provide certain statistical disclosures as a bank holding company under the SEC’s Industry Guide 3.  The following table provides certain of those disclosures.

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Return on assets	1.5%	2.2%	2.0%	2.4%
Return on equity	13.3%	15.9%	16.3%	17.4%
Average equity to average assets	11.3%	13.6%	12.0%	14.0%
Dividend payout ratio	24.6%	17.9%	20.4%	16.9%

Return on assets is computed by dividing annualized net income available to common shareholders for the period indicated by average assets for each respective period. Average assets for the quarter is computed by adding total assets as of the date indicated to the prior quarter-end total and dividing by two. Average assets for the year-to-date period is computed by adding total assets as of each quarter-end date during the year-to-date period to the beginning of the year total and dividing by four.

Return on equity is computed by dividing annualized net income available to common shareholders for the period indicated by average common equity for each respective period. Average equity for the quarter is computed by adding total equity attributable to RJF as of the date indicated to the prior quarter-end total and dividing by two. Average equity for the year-to-date period is computed by adding total equity attributable to RJF as of each quarter-end date during the year-to-date period to the beginning of the year total and dividing by four.

Average equity to average assets is computed by dividing average common equity by average assets, as calculated in accordance with the previous explanations.

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

STATEMENT OF FINANCIAL CONDITION ANALYSIS

The assets on our Condensed Consolidated Statements of Financial Condition consisted primarily of cash and cash equivalents, assets segregated for regulatory purposes and restricted cash (primarily segregated for the benefit of clients), receivables including bank loans, financial instruments held either for trading purposes or as investments, goodwill and identifiable intangible assets, and other assets.  A significant portion of our assets were liquid in nature, providing us with flexibility in financing our business.

Total assets of $86.11 billion as of June 30, 2022 were $24.22 billion, or 39%, greater than our total assets as of September 30, 2021. Our acquisition of TriState Capital during fiscal year 2022 brought a significant amount of assets and liabilities onto our balance sheet. The significant impacts on our June 30, 2022 assets which are directly attributable to this acquisition include an $11.79 billion increase in bank loans, net, a $1.56 billion increase in available-for-sale securities, and a $725 million increase in goodwill and intangible assets resulting from the acquisition. Assets segregated for regulatory purposes and restricted cash increased $4.90 billion, primarily due to an increase in client cash balances and the addition of $2.30 billion of segregated cash balances resulting from the Charles Stanley acquisition. The acquisition of Charles Stanley also contributed $221 million to the increase in goodwill and identifiable intangible assets as of June 30, 2022 compared with September 30, 2021. Bank loans, net also increased due to $5.06 billion in loan growth exclusive of the loans acquired on the closing date of TriState Capital, consisting of increases in corporate, residential, and securities-based loans. Available-for-sale securities also increased $589 million exclusive of the portfolio acquired from TriState Capital on the closing date. Partially offsetting these increases was a decrease in cash and cash equivalents of $1.24 billion, partially a result of our acquisitions, as well as $100 million of RJF share repurchases. See Note 3 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on our acquisitions.

As of June 30, 2022, our total liabilities of $76.62 billion were $23.03 billion, or 43%, greater than our total liabilities as of September 30, 2021. The increase in total liabilities was primarily due to an increase in bank deposits of $17.39 billion, which

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

includes $12.79 billion as a result of our acquisition of TriState Capital, as well as an increase in bank deposits unrelated to the acquisition of $4.56 billion. Brokerage client payables increased $5.06 billion, related to the increase in client cash balances as of June 30, 2022, primarily due to an increase in client cash held in our CIP of $2.96 billion, as well as the acquisition of Charles Stanley, which resulted in an increase of $2.41 billion. Other borrowings increased $495 million, primarily reflecting the additional FHLB borrowings and subordinated note of TriState Capital. Partially offsetting these increases was a decrease in accrued compensation, commissions, and benefits.

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

Our capital planning and capital risk management processes are governed by the Capital Planning Committee (“CPC”), a senior management committee that provides oversight on our capital planning and ensures that our strategic planning and risk management processes are integrated into the capital planning process. The CPC meets at least quarterly to review key metrics related to the firm’s capital, such as debt structure and capital ratios; to analyze potential and emerging risks to capital; to oversee our annual firmwide capital stress test; and to propose capital actions to the Board of Directors, such as declaring dividends, repurchasing securities, and raising capital. To ensure that we have sufficient capital to absorb unanticipated losses, the firm adheres to capital risk appetite statements and tolerances set in excess of regulatory minimums, which are established by the CPC and approved by the Board of Directors. We conduct enterprise-wide capital stress testing to ensure that we maintain adequate capital to adhere to our established tolerances under multiple scenarios, including a stressed scenario.

Cash flows

Cash and cash equivalents (excluding amounts segregated for regulatory purposes and restricted cash) decreased $1.24 billion to $5.96 billion during the nine months ended June 30, 2022, primarily due to the purchase of U.S. Treasuries, which were largely segregated for regulatory purposes as of June 30, 2022, as well as investments in bank loans and available-for-sale securities. In addition, we completed our acquisitions of Charles Stanley for cash consideration of £277 million ($376 million as of January 21, 2022) and TriState Capital, which included cash consideration of $484 million (including a $125 million note issued to TriState Capital prior to the acquisition) during the nine months ended June 30, 2022. Offsetting these cash outflows was the impact of positive net income during the period, as well as a significant increase in client cash balances which increased our brokerage client payables and bank deposits.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Sources of liquidity

Approximately $2.03 billion of our total June 30, 2022 cash and cash equivalents included cash held at the parent company, which included cash loaned to RJ&A. These amounts include the impact of significant dividends from RJ&A during the nine months ended June 30, 2022, as well as dividends from RJF’s other subsidiaries. As of June 30, 2022, RJF had loaned $1.47 billion to RJ&A (such amount is included in the RJ&A cash balance in the following table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

The following table presents our holdings of cash and cash equivalents.

$ in millions	June 30, 2022
RJF	$578
RJ&A	1,988
Raymond James Bank	1,118
TriState Capital Bank	461
Raymond James Ltd. (“RJ Ltd.”)	947
Charles Stanley Group Limited	115
Raymond James Financial Services, Inc.	148
Carillon Tower Advisers	77
Other subsidiaries	526
Total cash and cash equivalents	$5,958

RJF maintained depository accounts at Raymond James Bank with a balance of $256 million as of June 30, 2022. The portion of this total that was available on demand without restrictions, which amounted to $178 million as of June 30, 2022, is reflected in the RJF cash balance and excluded from Raymond James Bank’s cash balance in the preceding table.

A large portion of the RJ Ltd. cash and cash equivalents balance as of June 30, 2022 was held to meet regulatory requirements and was not available for use by the parent.

In addition to the cash balances described, we have various other potential sources of cash available to the parent from subsidiaries, as described in the following section.

Liquidity available from subsidiaries

Liquidity is principally available to RJF, the parent company, from RJ&A and Raymond James Bank.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934. As a member firm of the Financial Industry Regulatory Authority (“FINRA”), RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client balances. In addition, covenants in RJ&A’s committed financing facilities require its net capital to be a minimum of 10% of aggregate debit items. At June 30, 2022, RJ&A significantly exceeded the minimum regulatory requirements, the covenants in its financing arrangements pertaining to net capital, as well as its internally-targeted net capital tolerances despite significant dividends to RJF during the nine months ended June 30, 2022. FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements which may result in RJ&A limiting dividends it would otherwise remit to RJF. We evaluate regulatory requirements, loan covenants and certain internal tolerances when determining the amount of liquidity available to RJF from RJ&A.

Raymond James Bank may pay dividends to RJF without prior approval of its regulator as long as the dividends do not exceed the sum of its current calendar year and the previous two calendar years’ retained net income, and it maintains its targeted regulatory capital ratios.  Dividends may be limited to the extent that capital is needed to support balance sheet growth.

Although we have liquidity available to us from our other subsidiaries, the available amounts are not as significant as those previously described and, in certain instances, may be subject to regulatory requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Borrowings and financing arrangements

Committed financing arrangements

Our ability to borrow is dependent upon compliance with the conditions in our various loan agreements and, in the case of secured borrowings, collateral eligibility requirements. Our committed financing arrangements primarily consist of a tri-party repurchase agreement (i.e., securities sold under agreements to repurchase) and, in the case of our $500 million revolving credit facility agreement (the “Credit Facility”), an unsecured line of credit. The required market value of the collateral associated with the tri-party repurchase agreement ranges from 105% to 125% of the amount financed.

The following table presents our most significant committed financing arrangements with third-party lenders, which we generally utilize to finance a portion of our fixed income trading instruments, and the outstanding balances related thereto.

	June 30, 2022
$ in millions	RJ&A	RJF	Total	Total number of arrangements
Financing arrangement:
Committed secured	$100	$—	$100	1
Committed unsecured	200	300	500	1
Total committed financing arrangements	$300	$300	$600	2

Outstanding borrowing amount:
Committed secured	$—	$—	$—
Committed unsecured	—	—	—
Total outstanding borrowing amount	$—	$—	$—

Our committed unsecured financing arrangement in the preceding table represents our Credit Facility, which provides for maximum borrowings of up to $500 million, with a sublimit of $300 million for RJF. RJ&A may borrow up to $500 million under the Credit Facility, depending on the amount of outstanding borrowings by RJF. The variable rate facility fee on our Credit Facility, which is applied to the committed amount, decreased to 0.150% per annum as of June 30, 2022 from 0.175% per annum as of September 30, 2021, as a result of Moody’s Investor Services (“Moody’s”) upgrade of our credit ratings in February 2022. For additional details on our issuer and senior long-term debt ratings see our credit ratings table within this section below. For additional details on our committed unsecured financing arrangement, see our discussion of the Credit Facility in Note 15 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and Note 16 of the Notes to Consolidated Financial Statements of our 2021 Form 10-K.

Uncommitted financing arrangements

Our uncommitted financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit. Our arrangements with third-party lenders are generally utilized to finance a portion of our fixed income securities or for cash management purposes. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed and are generally collateralized by RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements (i.e., securities purchased under agreements to resell). As of June 30, 2022, we had outstanding borrowings under one uncommitted secured borrowing arrangement out of a total of 12 uncommitted financing arrangements (eight uncommitted secured and four uncommitted unsecured). However, lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

The following table presents our borrowings on uncommitted financing arrangements, all of which were in the form of repurchase agreements in RJ&A and were included in “Collateralized financings” on our Condensed Consolidated Statements of Financial Condition.

$ in millions	June 30, 2022
Outstanding borrowing amount:
Uncommitted secured	$100
Uncommitted unsecured	—
Total outstanding borrowing amount	$100

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The average daily balance outstanding during the five most recent quarters, the maximum month-end balance outstanding during the quarter and the period-end balances for repurchase agreements and reverse repurchase agreements are detailed in the following table.

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in millions)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
June 30, 2022	$203	$276	$100	$238	$300	$168
March 31, 2022	$271	$334	$140	$211	$304	$221
December 31, 2021	$247	$258	$203	$306	$305	$204
September 30, 2021	$220	$234	$205	$269	$286	$279
June 30, 2021	$194	$185	$185	$283	$339	$289

Other borrowings and collateralized financings

We had $1.25 billion in FHLB borrowings outstanding at June 30, 2022, comprised of floating-rate and fixed-rate advances. As of June 30, 2022, our FHLB borrowings consisted of $850 million of floating-rate advances at interest rates which reset daily and mature in December 2023, $200 million of overnight floating-rate advances, which are available for borrowing through May 2023 at interest rates which reset daily, and $200 million of fixed-rate advances which mature in September 2022. As of September 30, 2021 all of the FHLB borrowings were floating-rate advances. The interest rates on our floating-rate advances are generally based on SOFR. We use interest rate swaps to manage the risk of increases in interest rates associated with the majority of these floating-rate advances by converting the balances subject to variable interest rates to a fixed interest rate. At June 30, 2022, we had pledged $7.34 billion of residential mortgages and CRE loans with the FHLB as security for the repayment of these borrowings and had an additional $4.57 billion in immediate credit available based on collateral pledged. As of June 30, 2022, with the pledge of additional collateral, we had additional credit availability from certain FHLB member banks. See Note 15 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and Note 16 of the Notes to Consolidated Financial Statements of our 2021 Form 10-K for additional information regarding these borrowings.

We are eligible to participate in the Federal Reserve’s discount window program; however, we do not view borrowings from the Federal Reserve as a primary source of funding.  The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Federal Reserve, and is secured by certain pledged C&I loans.

As part of the acquisition of TriState Capital, we assumed, as of the closing date, TriState Capital’s subordinated notes due 2030, with an aggregate principal amount of $98 million. The subordinated notes incur interest at a fixed rate of 5.75% until May 2025 and thereafter at a variable interest rate based on LIBOR, or an appropriate alternative reference rate. We may redeem up to $60 million of these subordinated notes beginning in May 2025 and $38 million beginning in August 2025 at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to the redemption date. See Note 15 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding these borrowings.

We may act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one broker-dealer and then lend them to another.  Where permitted, we have also loaned, to broker-dealers and other financial institutions, securities owned by clients or the firm.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balance of $337 million as of June 30, 2022 related to the securities loaned included in “Collateralized financings” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q. See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more information on our collateralized agreements and financings.

Senior notes payable

At June 30, 2022, we had aggregate outstanding senior notes payable of $2.04 billion which, exclusive of any unaccreted premiums or discounts and debt issuance costs, was comprised of $500 million par 4.65% senior notes due 2030, $800 million par 4.95% senior notes due 2046, and $750 million par 3.75% senior notes due 2051. See Note 16 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and Note 17 of the Notes to the Consolidated Financial Statements of our 2021 Form 10-K for additional information on senior notes payable.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Credit ratings

Our issuer and senior long-term debt ratings as of the most current report are detailed in the following table.

Rating Agency	Rating	Outlook
Fitch Ratings, Inc.	A-	Stable
Moody’s	A3	Stable
Standard & Poor’s Ratings Services	BBB+	Positive

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

Other sources and uses of liquidity

We have company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Certain of our non-qualified deferred compensation plans and other employee benefit plans are employee-directed while others are company-directed. Of the company-owned life insurance policies which fund these plans, certain policies could be used as a source of liquidity for the firm. Those policies against which we could readily borrow had a cash surrender value of $751 million as of June 30, 2022, comprised of $472 million related to employee-directed plans and $279 million related to company-directed plans, and we were able to borrow up to 90%, or $676 million, of the June 30, 2022 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to the employee-directed plans. There were no borrowings outstanding against any of these policies as of June 30, 2022.

On May 12, 2021, we filed a “universal” shelf registration statement with the SEC pursuant to which we can issue debt, equity and other capital instruments if and when necessary or perceived by us to be opportune. Subject to certain conditions, this registration statement will be effective through May 12, 2024.

As of the date of this report, we have utilized approximately $300 million of cash at the parent company to fund acquisitions during our fiscal fourth quarter of 2022.

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

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of June 30, 2022, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF, Raymond James Bank, and TriState Capital Bank were categorized as “well-capitalized” as of June 30, 2022. The maintenance of certain risk-based and other regulatory capital levels could influence various capital allocation decisions impacting one or more of our businesses.  However, due to the current capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities. See Note 23 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information on regulatory capital requirements.

Banking supervision and regulation

As part of the acquisition of TriState Capital on June 1, 2022, we acquired a new, separately chartered depository institution, TriState Capital Bank. TriState Capital Bank is a FDIC-insured non-member bank that is primarily supervised by both the FDIC and the Pennsylvania Department of Banking and Securities. TriState Capital Bank is also subject to supervision by Consumer Financial Protection Bureau.

Alternative reference rate transition

Central banks and regulators in the U.S. and other jurisdictions are working to implement the transition to suitable replacements for the LIBOR. In December 2021, our FHLB borrowings and SBL converted from LIBOR-based interest rates to SOFR-based interest rates, resulting in an insignificant impact on interest income, interest expense, and cash flows. We continue to evaluate the effect of the alternative reference rate transition and at this time, given current economic conditions, we expect minimal financial impact. Refer to “Item 1 - Business - Regulation” of our 2021 Form 10-K for additional information regarding the alternative reference rate transition and our planned response.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Loss provisions

Loss provisions for legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of the Notes to Consolidated Financial Statements of our 2021 Form 10-K. In addition, refer to Note 18 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding legal and regulatory matter contingencies as of June 30, 2022.

Allowance for credit losses

We evaluate certain of our financial assets, including bank loans, to estimate an allowance for credit losses based on expected credit losses over a financial asset’s lifetime. Our estimates are based on ongoing evaluations of our financial assets, the related credit risk characteristics, and the overall economic and environmental conditions affecting the financial assets. Our process for determining the allowance for credit losses includes a complex analysis of several quantitative and qualitative factors requiring significant management judgment due to matters that are inherently uncertain. This uncertainty can produce volatility in our allowance for credit losses. In addition, the allowance for credit losses could be insufficient to cover actual losses. In such an event, any losses in excess of our allowance would result in a decrease in our net income, as well as a decrease in the level of regulatory capital. See Note 2 of the Notes to Consolidated Financial Statements of our 2021 Form 10-K for information regarding our methodologies and assumptions used in estimating the allowance for credit losses. See Note 8 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding our allowance for credit losses related to bank loans as of June 30, 2022, including the impact to our allowance for credit losses resulting from our acquisition of TriState Capital, as well as further information regarding the methodologies and assumptions used in estimated the allowance for credit losses for loans at TriState Capital Bank.

Business combinations

We generally account for our acquisitions as business combinations under GAAP, using the acquisition method of accounting, whereby the assets acquired, including separately identifiable intangible assets, and liabilities assumed are recorded at their acquisition-date estimated fair values. Any excess purchase consideration over the acquisition-date fair values of the net assets acquired is recorded as goodwill. The acquisition method requires us to make significant estimates and assumptions in determining the fair value of assets acquired and liabilities assumed. Significant judgment is required in estimating the fair value of identifiable intangible assets and in assigning the useful lives of the definite-lived identifiable intangible assets, which impact the periods over which amortization of those assets are recognized. Accordingly, we typically obtain the assistance of third-party valuation specialists. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain as they pertain to forward-looking views of our businesses, client behavior, and market conditions. We consider the income, market and cost approaches and place reliance on the approach or approaches deemed most appropriate to estimate the fair value of intangible assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability), technology life cycles, the economic barriers to entry and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur that could affect the accuracy or validity of the estimates and assumptions.

Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more information on our valuation methods and the results of applying the acquisition method of accounting, including the estimated fair values of the assets acquired and liabilities assumed and, where relevant, the estimated remaining useful lives.

Our ongoing accounting for goodwill and intangible assets acquired requires us to make significant estimates and assumptions as we exercise judgement to evaluate these assets for impairment. Our processes and accounting policies for evaluating impairments are further described in Note 2 of the Notes to Consolidated Financial Statements of our 2021 Form 10‑K.

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

Market risk

Market risk is our risk of loss resulting from the impact of changes in market prices on our trading inventory, derivatives and investment positions. We have exposure to market risk primarily through our broker-dealer trading operations and our banking operations. Our broker-dealer subsidiaries, primarily RJ&A, trade debt obligations and equity securities and maintain trading inventories to ensure availability of securities and to facilitate client transactions. Inventory levels may fluctuate daily as a result of client demand. We also hold investments within our available-for-sale securities portfolio, and from time-to-time may hold SBA loan securitizations not yet transferred. Our primary market risks relate to interest rates, equity prices, and foreign exchange rates. Interest rate risk results from changes in levels of interest rates, the volatility of interest rates, mortgage prepayment speeds and credit spreads. Equity risk results from changes in prices of equity securities. Foreign exchange risk results from changes in spot prices, forward prices and volatility of foreign exchange rates.

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

	Nine months ended June 30, 2022		Period-end VaR			Three months ended June 30,		Nine months ended June 30,
$ in millions	High	Low	June 30, 2022	September 30, 2021	$ in millions	2022	2021	2022	2021
Daily VaR	$2	$1	$2	$1	Average daily VaR	$1	$2	$1	$5

Average daily VaR was lower during the nine months ended June 30, 2022 compared with the nine months ended June 30, 2021 due to the impact of scenarios of elevated volatility as a result of the COVID-19 pandemic (which commenced in March 2020) on our VaR model during the prior-year period.

The Fed’s MRR requires us to perform daily back-testing procedures for our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income and intraday trading. Regulatory-defined daily trading losses are used to evaluate the performance of our VaR model and are not comparable to our actual daily net revenues. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the three and nine months ended June 30, 2022, our regulatory-defined daily losses in our trading portfolios exceeded our predicted VaR on four and nine occasions, respectively, due to the volatility and market uncertainty related to the Fed’s short-term interest rate increases.

Separately, RJF provides additional market risk disclosures to comply with the MRR, including 10-day VaR and 10-day Stressed VaR, which are available on our website at https://www.raymondjames.com/investor-relations/financial-information/filings-and-reports within “Other Reports and Information.”

Banking operations

Our Bank segment maintains an interest-earning asset portfolio that is comprised of cash, C&I loans, commercial and residential real estate loans, REIT loans, tax-exempt loans, and SBL loans, as well as securities held in the available-for-sale securities portfolio, and SBA loan securitizations.  These interest-earning assets are primarily funded by client deposits.  Based on the current asset portfolio, our banking operations are subject to interest rate risk.  We analyze interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both across a range of interest rate scenarios.

One of the objectives of the Asset and Liability Committee is to manage the sensitivity of net interest income to changes in market interest rates. This committee uses several measures to monitor and limit interest rate risk in our banking operations, including scenario analysis and economic value of equity. The methods used to measure this sensitivity are described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Market risk” of our 2021 Form 10-K. We utilize a hedging strategy using interest rate swaps in our banking operations as a result of our asset and liability management process. For further information regarding this hedging strategy, see Note 2 of the Notes to Consolidated Financial Statements of our 2021 Form 10-K and Note 15 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

To ensure that we remain within the tolerances established for net interest income, a sensitivity analysis of net interest income to interest rate conditions is estimated under a variety of scenarios. We use simulation models and estimation techniques to assess the sensitivity of net interest income to movements in interest rates. The model estimates the sensitivity by calculating interest income and interest expense in a dynamic balance sheet environment using current repricing, prepayment, and reinvestment of cash flow assumptions over a 12-month time horizon. Assumptions used in the model include interest rate movement, the slope of the yield curve, and balance sheet composition and growth. The model also considers interest rate-related risks such as pricing spreads, pricing of client cash accounts, and prepayments. Various interest rate scenarios are modeled in order to determine the effect those scenarios may have on net interest income.

The following table is an analysis of our banking operations’ estimated net interest income over a 12-month period based on instantaneous shifts in interest rates (expressed in basis points) using our previously described asset/liability model, which assumes a dynamic balance sheet and that interest rates do not decline below zero. While not presented, additional rate scenarios are performed, including interest rate ramps and yield curve shifts that may more realistically mimic the speed of potential interest rate movements. We also perform simulations on time horizons of up to five years to assess longer-term impacts to various interest rate scenarios. On a quarterly basis, we test expected model results to actual performance.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Additionally, any changes made to key assumptions in the model are documented and approved by the Asset and Liability Committee.

Instantaneous changes in rate (1)	Net interest income ($ in millions)	Projected change in net interest income
+200	$1,757	4%
+100	$1,726	2%
0	$1,695	—%
-100	$1,519	(10)%
(1) Our 0-basis point scenario was based on interest rates as of June 30, 2022 and did not include the impact of the Fed’s July 2022 increase in short-term     interest rates.

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net interest analysis” of this Form 10-Q for a discussion of the impact changes in short-term interest rates could have on the consolidated firm’s operations.

The following table shows the contractual maturities of our bank loan portfolio at June 30, 2022, including contractual principal repayments.  This table does not include any estimates of prepayments, which could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the table.

	Due in
$ in millions	One year or less	> One year – five years	> Five years	Total
C&I loans	$907	$7,104	$2,886	$10,897
CRE loans	931	5,162	261	6,354
REIT loans	177	1,202	37	1,416
Tax-exempt loans	4	136	1,207	1,347
Residential mortgage loans	15	34	6,679	6,728
SBL and other	15,044	258	10	15,312
Total loans held for investment	17,078	13,896	11,080	42,054
Held for sale loans	—	—	166	166
Total loans held for sale and investment	$17,078	$13,896	$11,246	$42,220

The following table shows the distribution of the recorded investment of those bank loans that mature in more than one year between fixed and adjustable interest rate loans at June 30, 2022.

	Interest rate type
$ in millions	Fixed	Adjustable	Total
C&I loans	$695	$9,295	$9,990
CRE loans	318	5,105	5,423
REIT loans	—	1,239	1,239
Tax-exempt loans	1,343	—	1,343
Residential mortgage loans	230	6,483	6,713
SBL and other	1	267	268
Total loans held for investment	2,587	22,389	24,976
Held for sale loans	1	165	166
Total loans held for sale and investment	$2,588	$22,554	$25,142

Contractual loan terms for C&I, CRE, REIT, residential mortgage, and SBL loans may include an interest rate floor, cap and/or fixed interest rates for a certain period of time, which would impact the timing of the interest rate reset for the respective loan. See the discussion within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk - Risk monitoring process” section of this Form 10-Q for additional information regarding our interest-only residential mortgage loan portfolio.

In our available-for-sale securities portfolio, we hold primarily fixed-rate agency-backed MBS and agency-backed CMOs which are carried at fair value on our Condensed Consolidated Statements of Financial Condition, with changes in the fair value of the portfolio recorded through OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. At June 30, 2022, our available-for-sale securities portfolio had a fair value of $10.46 billion with a weighted-average yield of 1.76%. The effective duration of our available-for-sale securities portfolio as of June 30, 2022 was approximately 3.98, where duration is defined as the approximate percentage change in price for a 100-basis point change in rates. See Note 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

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

Foreign exchange risk

We are subject to foreign exchange risk due to our investments in foreign subsidiaries as well as transactions and resulting balances denominated in a currency other than the U.S. dollar. For example, our bank loan portfolio includes loans which are denominated in Canadian dollars, totaling $1.53 billion and $1.29 billion at June 30, 2022 and September 30, 2021, respectively, when converted to the U.S. dollar. A majority of such loans are held in a Canadian subsidiary of Raymond James Bank, which is discussed in the following sections.

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

At June 30, 2022, we had foreign exchange risk in our investment in RJ Ltd. of CAD $366 million and in our investment in Charles Stanley of £277 million, which were not hedged. All of our other investments in subsidiaries located in Europe are not hedged and we do not believe we had material foreign exchange risk either individually, or in the aggregate, pertaining to these subsidiaries as of June 30, 2022. Foreign exchange gains/losses related to our foreign investments are primarily reflected in OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 19 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding our components of OCI.

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

Banking activities

Our Bank segment has a substantial loan portfolio.  Our strategy for credit risk management related to bank loans includes well-defined credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all credit exposures. The strategy also includes diversification on a geographic, industry and client level, regular credit examinations and management reviews of all corporate and tax-exempt loans as well as individual delinquent residential loans. The credit risk management process also includes an annual independent review of the credit risk monitoring process that performs assessments of compliance with credit policies, risk ratings, and other critical credit information. We seek to identify potential problem loans early, record any necessary risk rating changes and charge-offs promptly, and maintain appropriate reserve levels for expected losses. We utilize a comprehensive credit risk rating system to measure the credit quality of individual corporate and tax-exempt loans and related unfunded lending commitments, including the probability of default and/or loss given default of each corporate and tax-exempt loan and commitment outstanding. For our SBL and residential mortgage loans, we utilize the credit risk rating system used by bank regulators in measuring the credit quality of each homogeneous class of loans. In evaluating credit risk, we consider trends in loan performance, the level of allowance coverage relative to similar banking institutions, industry or client concentrations, the loan portfolio composition and macroeconomic factors (both current and forecasted). These factors have a potentially negative impact on loan performance and net charge-offs.

While our bank loan portfolio is diversified, a significant downturn in the overall economy, deterioration in real estate values or a significant issue within any sector or sectors where we have a concentration will generally result in large provisions for credit losses and/or charge-offs. We determine the allowance required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, we evaluate our methods for determining the allowance for each class of loans and make enhancements we consider appropriate. Our allowance for credit losses methodology is described in Note 8 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and Note 2 of the Notes to the Consolidated Financial Statements of our 2021 Form 10-K. As our bank loan portfolio is segregated into six portfolio segments, likewise, the allowance for credit losses is segregated by these same segments.  See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” of our 2021 Form 10-K for further information about the risk characteristics relevant to each portfolio segment.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Our allowance for credit losses as a percentage of total bank loans held for investment was 0.90% and 1.27% at June 30, 2022 and September 30, 2021, respectively. The bank loan provision for credit losses for the three and nine months ended June 30, 2022 was $56 million and $66 million, respectively, compared to a benefit for credit losses of $19 million and $37 million for the three and nine months ended June 30, 2021, respectively. See further explanation of the credit loss provision in “Management’s Discussion and Analysis - Results of Operations - Bank” of this Form 10-Q and Note 8 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information about our allowance for credit losses.

The level of charge-off activity is a factor that is considered in evaluating the potential severity of future credit losses. The following table presents net loan (charge-offs)/recoveries and the percentage of net loan (charge-offs)/recoveries to the average outstanding loan balances on an annualized basis by loan portfolio segment.

	Three months ended June 30,				Nine Months Ended June 30,
	2022		2021		2022		2021
$ in millions	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans
C&I loans	$(11)	0.46%	$(1)	0.05%	$(14)	0.21%	$(3)	0.05%
CRE loans	1	0.09%	(3)	0.44%	1	0.04%	(3)	0.15%
Residential mortgage loans	—	—%	—	—%	1	0.02%	—	—%
Total loans held for sale and investment	$(10)	0.12%	$(4)	0.07%	$(12)	0.06%	$(6)	0.04%

The level of nonperforming loans is another indicator of potential future credit losses. The following table presents the nonperforming loans balance and total allowance for credit losses for the periods presented.

	June 30, 2022		September 30, 2021
$ in millions	Nonperforming loan balance	Allowance for credit losses balance	Nonperforming loan balance	Allowance for credit losses balance
C&I loans	$46	$207	$39	$191
CRE loans	29	93	20	66
REIT loans	—	23	—	22
Tax-exempt loans	—	2	—	2
Residential mortgage loans	15	48	15	35
SBL and other	—	4	—	4
Total nonperforming loans held for investment (1)	$90	$377	$74	$320
Total nonperforming loans as a % of total loans held for sale and investment	0.21%		0.29%

(1)     Total nonperforming loans held for investment at June 30, 2022 and September 30, 2021 included $78 million and $61 million of nonperforming loans, respectively, which were current pursuant to their contractual terms.

The nonperforming loan balances in the preceding table exclude $7 million and $8 million as of June 30, 2022 and September 30, 2021, respectively, of residential TDRs which were returned to accrual status in accordance with our policy.

The following table presents total nonperforming assets, including the nonperforming loans in the preceding table and, when applicable, other real estate acquired in the settlement of residential mortgages, as a percentage of our Bank segment’s total assets.

$ in millions	June 30, 2022	September 30, 2021
Total nonperforming assets	$92	$74
Total nonperforming assets as a % of the Bank Segment’s total assets	0.17%	0.20%

Although our nonperforming assets as a percentage of the Bank segment’s assets remained low as of June 30, 2022, any prolonged period of market deterioration could result in an increase in our nonperforming assets, an increase in our allowance for credit losses and/or an increase in net charge-offs in future periods, although the extent will depend on future developments that are highly uncertain.

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

We track and review many factors to monitor credit risk in our residential mortgage loan portfolio. The factors include, but are not limited to: loan performance trends, loan product parameters and qualification requirements, borrower credit scores, level of documentation, loan purpose, geographic concentrations, average loan size, risk rating and LTV ratios. See Note 8 of the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q for additional information about our residential mortgage loan portfolio.

The following table presents a summary of delinquent residential mortgage loans, the vast majority of which are first mortgage loans, which are comprised of loans which are two or more payments past due as well as loans in the process of foreclosure.

	Amount of delinquent residential loans			Delinquent residential loans as a percentage of outstanding residential mortgage loan balances
$ in millions	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
June 30, 2022	$2	$6	$8	0.03%	0.09%	0.12%
September 30, 2021	$4	$6	$10	0.08%	0.11%	0.19%

Our June 30, 2022 percentage compares favorably to the national average for over 30 day delinquencies of 2.33%, as most recently reported by the Fed.

Credit risk is also managed by diversifying the residential mortgage portfolio. Most of the loans in our residential loan portfolio are to PCG clients across the U.S. The following table details the geographic concentrations (top five states) of our one-to-four family residential mortgage loans.

	June 30, 2022
	Loans outstanding as a % of total residential mortgage loans held for sale and investment	Loans outstanding as a % of total loans held for sale and investment
CA	27%	4%
FL	17%	3%
TX	8%	1%
NY	8%	1%
CO	4%	1%

Loans where borrowers may be subject to payment increases include adjustable-rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize.  At June 30, 2022 and September 30, 2021, these loans totaled $2.43 billion and $1.97 billion, respectively, or approximately 36% and 37% of the residential mortgage portfolio, respectively.  The weighted-average number of years before the remainder of the loans, which were still in their interest-only period at June 30, 2022, begins amortizing is seven years.

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

	June 30, 2022
	Loans outstanding as a % of total corporate bank loans held for sale and investment	Loans outstanding as a % of total loans held for sale and investment
Multi-family	9%	4%
Industrial warehouse	8%	4%
Office real estate	6%	3%
Loan fund	6%	3%
Consumer products and services	5%	2%

While the impacts of the COVID-19 pandemic appear to be waning, certain sectors continue to be impacted by supply chain disruptions and changes in consumer behavior. In addition, recent macroeconomic developments and the Ukraine conflict have further exacerbated supply chain stresses and inflation concerns. These and related factors could negatively impact our borrowers, particularly those in consumer-facing or supply-dependent industries. In addition, we continue to monitor our exposure to office real estate where trends have changed as a result of the COVID-19 pandemic.

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

Periods of severe market volatility can result in a significantly higher level of transactions on specific days, which may present operational challenges from time to time that may result in losses. These losses can result from, but are not limited to, trade errors, failed transaction settlements, late collateral calls to borrowers and counterparties, or interruptions to our system processing. We did not incur any significant losses related to such operational challenges during the nine months ended June 30, 2022.

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

Changes in Internal Control over Financial Reporting

Effective June 1, 2022, we completed our acquisition of TriState Capital. Management has elected to exclude TriState Capital from our assessment of the effectiveness of our internal control over financial reporting as of June 30, 2022, as permitted by the SEC Staff guidance. TriState Capital’s assets represented approximately 17% of our consolidated total assets as of June 30, 2022, and its net revenues and net loss for the period from the acquisition date through June 30, 2022 represented approximately 1% and 5%, respectively, of our consolidated net revenues and net income for the three months ended June 30, 2022. As of June 30, 2022, management was in the process of integrating TriState Capital into our internal control over financial reporting.

Other than as discussed above, there were no changes during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties which could adversely affect our business, financial condition, results of operations, liquidity and the trading price of our common stock. For information regarding these risks and uncertainties, see “Item 1A - Risk Factors” of our 2021 Form 10-K. The following represents significant changes to our risk factors disclosed in our 2021 Form 10-K.

The rights of holders of our common stock are generally subordinate to the rights of holders of our outstanding and any future issuances of debt securities and preferred stock.

Our Board of Directors has the authority to issue debt securities as well as an aggregate of up to 10 million shares of preferred stock on the terms it determines without shareholder approval. In connection with our acquisition of TriState Capital Holdings on June 1, 2022, we issued 40,250 shares of 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, par value $0.10 per share (“Series A Preferred Stock”), in the form of 1.61 million depositary shares, each representing a 1/40th interest in a share of Series A Preferred Stock, and 80,500 shares of 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, par value $0.10 per share (“Series B Preferred Stock” in the form of 3.22 million depositary shares, each representing a 1/40th interest in a share of Series B Preferred Stock. Any debt or shares of preferred stock that we may issue in the future will also be senior to our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, holders of our common stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings may negatively affect the market price of our common stock.

The depositary shares representing our preferred stock are thinly traded and have limited voting rights.

The depositary shares representing interests in our preferred stock are listed on the New York Stock Exchange, but an active, liquid trading market for such securities may not be sustained. A public trading market having depth, liquidity and orderliness depends upon the presence in the marketplace and independent decisions of willing buyers and sellers of our preferred stock, over which we have no control. Without an active, liquid trading market, holders of our depositary shares may not be able to sell their shares at the volume, prices and times desired. In addition, holders of our preferred stock (and, accordingly, holders of the depositary shares representing such stock), will have no voting rights with respect to matters that generally require the approval of our voting common shareholders. Holders of preferred stock have voting rights that are generally limited to, with respect to the particular series of preferred stock held, (i) authorizing, creating or issuing any capital stock ranking senior to such preferred stock as to dividends or the distribution of assets upon liquidation, and (ii) amending, altering or repealing any provision of our Articles of Incorporation so as to adversely affect the powers, preferences or special rights of such series of preferred stock.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered securities for the nine months ended June 30, 2022.

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described in the following paragraphs. The following table presents information on our purchases of our own stock, on a monthly basis, for the nine months ended June 30, 2022.

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) at each month-end of securities that may yet be purchased under the plans or programs
October 1, 2021 – October 31, 2021	1,305	$94.47	—	$632
November 1, 2021 – November 30, 2021	94,824	$98.82	—	$632
December 1, 2021 – December 31, 2021	145	$98.90	—	$1,000
First quarter	96,274	$98.76	—

January 1, 2022 – January 31, 2022	787	$109.57	—	$1,000
February 1, 2022 – February 28, 2022	3,391	$109.67	—	$1,000
March 1, 2022 – March 31, 2022	—	$—	—	$1,000
Second quarter	4,178	$109.65	—

April 1, 2022 – April 30, 2022	—	$—	—	$1,000
May 1, 2022 – May 31, 2022	—	$—	—	$1,000
June 1, 2022 – June 30, 2022	1,137,660	$88.01	1,136,347	$900
Third quarter	1,137,660	$88.01	1,136,347

Fiscal year-to-date total	1,238,112	$88.92	1,136,347

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

3.1.1
Amended and Restated Articles of Incorporation of Raymond James Financial, Inc. as filed with the Secretary of State of Florida on February 28, 2022, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2022.

3.1.2
Articles of Amendment to Amended and Restated Articles of Incorporation of Raymond James Financial, Inc. relating to the Raymond James Financial, Inc. 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, $0.10 par value per share, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 31, 2022.

3.1.3
Articles of Amendment to Amended and Restated Articles of Incorporation of Raymond James Financial, Inc. relating to the Raymond James Financial, Inc. 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, $0.10 par value per share, incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 31, 2022.

3.2
Amended and Restated By-Laws of Raymond James Financial, Inc., reflecting amendments adopted by the Board of Directors on December 2, 2020, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2020.

4.1
Deposit Agreement among TriState Capital Holdings, Inc., Computershare Inc., Computershare Trust Company, N.A. and the holders from time to time of the depositary receipts described therein relating to 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 31, 2022.

4.2
Form of First Amendment to Deposit Agreement among Raymond James Financial, Inc., TriState Capital Holdings, Inc., Computershare Inc., Computershare Trust Company, N.A. and the holders from time to time of the depositary receipts described therein relating to 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 31, 2022.

4.3	Form of Depositary Receipt—Series A (included as part of Exhibit 4.2).
4.4
Deposit Agreement among TriState Capital Holdings, Inc., Computershare Inc., Computershare Trust Company, N.A. and the holders from time to time of the depositary receipts described therein relating to 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 31, 2022.

4.5
Form of First Amendment to Deposit Agreement among Raymond James Financial, Inc., TriState Capital Holdings, Inc., Computershare Inc., Computershare Trust Company, N.A. and the holders from time to time of the depositary receipts described therein relating to 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 31, 2022.

4.6	Form of Depositary Receipt—Series B (included as part of Exhibit 4.5).
31.1	Certification of Paul C. Reilly pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Paul M. Shoukry pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Paul C. Reilly and Paul M. Shoukry pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	August 8, 2022	/s/ Paul C. Reilly
Paul C. Reilly
Chair and Chief Executive Officer

Date:	August 8, 2022	/s/ Paul M. Shoukry
Paul M. Shoukry
Chief Financial Officer and Treasurer