Form 10-K
period 2022-09-30
RAYMOND JAMES FINANCIAL INC
filed 2022-11-22
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
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

As of March 31, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold was $20,595,928,727.

The number of shares outstanding of the registrant’s common stock as of November 17, 2022 was 215,063,590.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held February 23, 2023 are incorporated by reference into Part III.

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

REPORTABLE SEGMENTS

We currently operate through the following five segments: Private Client Group (“PCG”); Capital Markets; Asset Management; Bank; and Other.

The following graph depicts the relative net revenue contribution of each of our business segments for the fiscal year ended September 30, 2022.

Net Revenues *

Capital Markets
16%
Asset Management
8%
Bank
9%
Private Client
Group
67%

* The preceding chart does not include intersegment eliminations or the Other segment.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Private Client Group

We provide financial planning, investment advisory and securities transaction services to clients through financial advisors. Total client assets under administration (“AUA”) in our PCG segment as of September 30, 2022 were $1.04 trillion, of which $586.0 billion related to fee-based accounts (“fee-based AUA”). We had 8,681 employee and independent contractor financial advisors affiliated with us as of September 30, 2022.

Affiliation

We offer multiple affiliation options, which we refer to as AdvisorChoice. Financial advisors primarily affiliate with us directly as either employees or independent contractors, or as employees of the third-party Registered Investment Advisors (“RIAs”) and broker-dealers to which we provide services through our RIA and Custody Services (“RCS”) division.

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

Independent contractor financial advisors

Our financial advisors who are independent contractors are responsible for all of their direct costs and, accordingly, receive a higher payout percentage on the revenues they generate than employee financial advisors. Our independent contractor financial advisor options are designed to help our advisors build their businesses with as much or as little of our support as they determine they need. Independent contractor financial advisors may affiliate with us directly or through an affiliated bank or credit union in our Financial Institutions Division. With specific approval, and on a limited basis, they are permitted to conduct certain other approved business activities, such as offering insurance products, independent registered investment advisory services, and accounting and tax services.

RIA and Custody Services

Through our domestic RCS division, we offer third-party RIAs and broker-dealers a range of products and services including custodial services, trade execution, research and other support and services (including access to clients’ account information and the services of the Asset Management segment) for which we receive fees, which may be either transactional or based on AUA. Firms affiliated with us through RCS retain the fees they charge to their clients and are responsible for all of their direct costs. Financial advisors associated with firms in RCS are not included in our financial advisor counts, although their client assets are included in our AUA. AUA associated with firms in our RCS division totaled $108.5 billion as of September 30, 2022.

Products and services

We offer a broad range of third-party and proprietary investment products and services to meet our clients’ various investment and financial needs. Revenues from this segment are typically driven by AUA and are generally either asset-based or transactional in nature.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
PCG segment net revenues for the fiscal year ended September 30, 2022 are presented in the following graph.

Net Revenues — $7.71 billion

Mutual and
other fund products *
8%
Insurance and
annuity products *
6%
Equities, ETFs and
fixed income products *
6%
Account and
service fees
15%
Net interest
3%
Investment banking
and all other
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

•Insurance and annuity products.

•Mutual funds.

•Support to third-party mutual fund and annuity companies, including sales and marketing support, distribution, and accounting and administrative services.

•Administrative services to banks to which we sweep a portion of our clients’ cash deposits as part of the Raymond James Bank Deposit Program (“RJBDP”), our multi-bank sweep program. Fees received from third-party banks for these services are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates relative to interest paid to clients by the third-party banks on balances in the RJBDP. PCG also earns fees from our Bank segment, which are based on the greater of a base servicing fee or net yield equivalent to the average yield that the firm would otherwise receive from third-party banks in the RJBDP. These fees are eliminated in consolidation.

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

•Custodial services, trade execution, research and other support and services to third-party RIAs and broker-dealers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Capital Markets

Our Capital Markets segment conducts investment banking, institutional sales, securities trading, equity research, and the syndication and management of investments in low-income housing funds and funds of a similar nature, the majority of which qualify for tax credits (referred to as our “affordable housing investments” business).

Capital Markets segment net revenues for the fiscal year ended September 30, 2022 are presented in the following graph.

Net Revenues — $1.81 billion

Equity
underwriting *
12%
Debt
underwriting *
8%
Affordable housing
investments business revenues
7%
Net interest and
all other
1%
Fixed income
brokerage revenues
25%
Equity brokerage
revenues
8%
Merger & acquisition
and advisory *
39%

* Included in “Investment banking” on our Consolidated Statements of Income and Comprehensive Income.

We provide the following products and services through this segment.

Investment banking

•Merger & acquisition and advisory - We provide a comprehensive range of strategic and financial advisory assignments, including with respect to mergers and acquisitions, divestitures and restructurings, across a number of industries throughout the U.S., Canada, and Europe.

•Equity underwriting - We provide public and private equity financing services, including the underwriting and placement of common and preferred stock and other equity securities, to corporate clients throughout the U.S., Canada, and Europe across a number of industries.

•Debt underwriting - Our services include public finance and debt underwriting activities where we serve as a placement agent or underwriter to various issuers, including private and public corporate entities, state and local government agencies (and their political subdivisions), and non-profit entities including healthcare and higher education institutions.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Brokerage

•Fixed income - We earn revenues from institutional clients who purchase and sell both taxable and tax-exempt fixed income products, municipal, corporate, government agency and mortgage-backed bonds, and whole loans, as well as from our market-making activities in fixed income debt securities. We carry inventories of debt securities to facilitate such transactions.

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

Affordable housing investments business

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

Asset Management

Our Asset Management segment earns asset management and related administrative fees for providing asset management, portfolio management and related administrative services to retail and institutional clients. This segment oversees a portion of our fee-based AUA for our PCG clients through our Asset Management Services division (“AMS”) and through Raymond James Trust, N.A. (“RJ Trust”). This segment also provides asset management services through our Raymond James Investment Management division (“Raymond James Investment Management,” formerly referred to as Carillon Tower Advisers), for certain retail accounts managed on behalf of third-party institutions, institutional accounts, and proprietary mutual funds that we manage, generally using active portfolio management strategies.

Management fees in this segment are generally calculated as a percentage of the value of our fee-billable financial assets under management (“AUM”) in both AMS, which includes the portion of fee-based AUA in PCG that is overseen by AMS, and Raymond James Investment Management, where investment decisions are made by in-house or third-party portfolio managers or investment committees. The fee rates applied are dependent upon various factors, including the distinct services provided and the level of assets within each client relationship. The fee rates applied in Raymond James Investment Management may also vary based on the account objective (i.e., equity, fixed income, or balanced). Our AUM are impacted by market fluctuations and net inflows or outflows of assets, including transfers between fee-based accounts and transaction-based accounts within our PCG segment. Fees are generally collected quarterly and are based on balances as of the beginning of the quarter (particularly in AMS) or the end of the quarter, or based on average daily balances throughout the quarter.

Our Asset Management segment also earns administrative fees on certain fee-based assets within PCG that are not overseen by our Asset Management segment, but for which the segment provides administrative support (e.g., record-keeping).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Our AUM and our Raymond James Investment Management AUM by objective as of September 30, 2022 are presented in the following graphs.

Bank

Our Bank segment reflects the results of our banking operations, including the results of Raymond James Bank, a Florida-chartered state bank and Fed member bank, and TriState Capital Bank, a Pennsylvania-chartered state bank, which was acquired on June 1, 2022 in our acquisition of TriState Capital Holdings, Inc. (“TriState Capital”). We provide various types of loans, including securities-based loans (“SBL”), corporate loans (commercial and industrial (“C&I”), commercial real estate (“CRE”) and real estate investment trust (“REIT”) loans), residential mortgage loans, and tax-exempt loans. Our Bank segment is active in corporate loan syndications and participations and lending directly to clients. We also provide Federal Deposit Insurance Corporation (“FDIC”)-insured deposit accounts, including to clients of our broker-dealer subsidiaries, and other deposit and liquidity management products and services. The Bank segment generates net interest income principally through the interest income earned on loans and an investment portfolio of available-for-sale securities, which is offset by the interest expense it pays on client deposits and on its borrowings.

As of September 30, 2022, corporate and tax-exempt loans represented approximately 37% of the Bank segment’s total assets, and 73% of such loans were U.S. and Canadian syndicated loans. Residential mortgage loans are originated or purchased and held for investment or sold in the secondary market. The Bank segment’s investment portfolio is primarily comprised of agency mortgage-backed securities (“MBS”) and agency collateralized mortgage obligations (“CMOs”) and is classified as available-for-sale. The Bank segment’s liabilities primarily consist of cash deposits, including those at Raymond James Bank that are primarily swept from the investment accounts of PCG clients through the RJBDP, as well as those at TriState Capital Bank, which are primarily money market and interest-bearing checking accounts. The Bank segment’s liabilities also include borrowings from the Federal Home Loan Bank (“FHLB”).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
The following graph details the composition of our Bank segment’s total assets as of September 30, 2022.

Bank Segment Total Assets — $56.74 billion

C&I loans
19%
CRE loans
12%
REIT loans
3%
Residential
mortgage loans
13%
Tax-exempt loans 3%
Available-for-sale securities
17%
Cash and other assets
6%
SBL
27%

Other

Our Other segment includes our private equity investments, which predominantly consist of investments in third-party funds, interest income on certain corporate cash balances, certain acquisition-related expenses, primarily comprised of professional fees, and certain corporate overhead costs of RJF, including the interest costs on our public debt and any losses on extinguishment of such debt.

HUMAN CAPITAL

Our “associates” (which include our employee financial advisors and all of our other employees) and our independent contractor financial advisors (which we call our “independent advisors”) are vital to our success in the financial services industry. As a human capital-intensive business, our ability to attract, develop, and retain exceptional and diverse associates and independent advisors is critical, not only in the current competitive labor market, but also to our long-term success. It is important to us to maintain a strong commitment to diversity and inclusion. To compete effectively, we must offer attractive compensation and health and wellness programs and workplace flexibility, as well as provide formal and informal opportunities for associates and advisors to develop their capabilities and reach their full potential. We also endeavor to foster and maintain our unique and long-standing values-based culture.

As of September 30, 2022, we had approximately 17,000 associates (including 3,638 employee financial advisors) and 5,043 independent advisors. The growth in the number of associates compared to the prior year was due in part to our acquisitions completed during fiscal 2022. Our associates are spread across four countries in North America and Europe. However, the vast majority of our associates are located in the U.S. Of our global associates, 44% self-identify as women, and among our U.S.-based associates, 19% self-identify as ethnically diverse.

Culture

We strive to attract individuals who are people-focused and share our values. Our values are memorialized in a document we refer to as our culture “blueprint” that is communicated to all associates. Our culture is people-focused and rooted in the values established at the firm’s foundation. Our pledge to clients, to our advisors, and to all our other associates is that:

•we put clients first,
•we act with integrity,
•we think long term, and
•we value independence.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
One way in which we measure the health of our culture is through firmwide short and targeted surveys in which we routinely ask our associates about their experiences at the firm. Feedback provided through these surveys is also used to create and continually enhance programs that support our associates’ needs.

Diversity, equity, and inclusion

We are committed to maintaining a diverse workforce, and an inclusive work environment is a natural extension of our culture. We are committed to ensuring that all our associates feel welcomed, valued, respected, and heard, so that they can fully contribute their unique talents for the benefit of their careers, our clients, our firm, and our communities. Our diversity strategy is centered on three pillars: the workplace, the workforce, and the community. In our recruiting efforts, we seek to identify a diverse group of candidates for each role we seek to fill. To that end, we have built strong relationships with a variety of industry associations that represent diverse professionals, as well as with diversity groups at the colleges and universities where we recruit. We have firmwide and business unit-specific diversity and inclusion networks, which are open to all professionals at the firm and are designed to promote and advance inclusion, understanding, and belonging. These networks also host various events and conferences to educate and provide avenues for all associates and independent advisors to contribute to an inclusive work environment, and offer mentorship opportunities to our associates. In order to continue to promote and advance inclusion, we have recently launched or expanded certain programs, such as:

•the Pride Financial Advisor Network, which provides support and resources for LGBTQ+ advisors through educational programs, interactive networking and business development opportunities;
•the Encore Inclusion Network, which provides support and opportunities for the growing mature workforce; and
•the Veteran Financial Advisors Network, which is dedicated to supporting armed services veterans in the development of their careers as financial advisors.

We also invest in community-supporting organizations that are dedicated to improving the lives of diverse individuals. Our firmwide diversity, equity, and inclusion advisory council stewards the firm’s efforts and provides guidance on priorities. This council is composed of associate representatives from all areas of our business and across geographic locations. In all of our diversity efforts, we strive to create opportunities for allies of diverse communities to participate, contribute, and grow. We believe that to truly achieve all of the benefits of having a diverse and inclusive workforce, all associates and advisors need to be engaged in these discussions.

Recruitment, talent development, and retention

We seek to build a workforce that provides outstanding client service and helps clients achieve their financial goals. We have competitive programs dedicated to selecting new talent and enhancing the skills of our associates. Among other opportunities, we offer internships to selected college students, professionals returning to the workforce, and veterans, which may lead to permanent roles, and we offer pipeline programs which accelerate the progression from entry level positions for recent graduates across many areas of the firm. We are also committed to supporting associates in reaching their professional goals. We conduct a formal annual goal setting and performance review process for each employee, which includes touch points throughout the year. We also offer associates the opportunity to participate in a variety of professional development programs. Our extensive program catalog includes courses designed to expand our associates’ industry, product, technical, professional, business development, and regulatory knowledge. The firm also provides leadership development programs that prepare our leaders for challenges they will face in new roles or with expanded responsibilities. To provide associates equal opportunity to compete for new positions, we require that all roles, with the exception of certain revenue-generating positions and certain senior-level roles, be posted on our internal online career platform. We conduct ongoing and robust succession planning for roles that are within two levels of our Executive Committee, and we strive to ensure we have a diverse pool of candidates for such roles. We discuss the results with executive leadership and the Board of Directors several times per year.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
We also monitor and evaluate various turnover and attrition metrics. Our overarching commitment to the attraction, development, and retention of our associates results in a relatively low annualized voluntary turnover rate. Importantly, our financial advisor regrettable attrition rate for the fiscal year ending September 30, 2022, was approximately 1%.

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

The physical, emotional, and financial well-being of our associates is a high priority of the firm. To that end, programs including healthcare insurance, health and flexible savings accounts, paid time off, family leave, flexible work schedules, tuition assistance, counseling services, as well as on-site services at our corporate offices in St. Petersburg, Florida and Memphis, Tennessee, which include health clinics and a fitness center. Additionally, following our return to office from the COVID-19 pandemic, we have offered more workplace flexibility to our associates as we continue to evaluate our long-term workplace strategy.

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

After successfully implementing business continuity protocols at the onset of the COVID-19 pandemic, and the following period of working remotely, we implemented our return to office strategy during our fiscal second quarter of 2022. We have offered more workplace flexibility to our associates as we continue to evaluate our long-term workplace strategy.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

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

Our ability to compete effectively is substantially dependent on our continuing ability to develop or attract, retain and motivate qualified financial advisors, investment bankers, trading professionals, portfolio managers and other revenue-producing or specialized personnel. Furthermore, the labor market continues to experience elevated levels of turnover in the aftermath of the pandemic and an extremely competitive labor market, including increased competition for talent across all areas of our business, as well as increased competition with non-traditional competitors, such as technology companies. Employers are increasingly offering guaranteed contracts, upfront payments, increased compensation and increased opportunities to work with greater flexibility, including remote work, on a permanent basis.

REGULATION

The following summarizes the principal elements of the regulatory and supervisory framework applicable to us as a participant in the financial services industry. The framework includes extensive regulation under U.S. federal and state laws, as well as the applicable laws of the jurisdictions outside the U.S. in which we do business. While this framework is intended to protect our clients, the integrity of the financial markets, our depositors, and the Federal Deposit Insurance Fund, it is not intended to protect our creditors or shareholders. These rules and regulations limit our ability to engage in certain activities, as well as our ability to fund RJF from our regulated subsidiaries, which include our bank subsidiaries, Raymond James Bank and TriState Capital Bank, our broker-dealer subsidiaries, and our trust subsidiaries. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions that are referenced. A change in applicable statutes or regulations or in regulatory or supervisory policy may have a material effect on our business.

We continue to experience a period of notable changes in financial regulation and supervision. Changes in business regulations, as well as in both corporate and individual taxation, could have a significant impact on our business, financial condition, results of operations, and cash flows in the future; however, we cannot predict the exact changes or quantify their potential impacts (see “Item 1A - Risk Factors” of this Form 10-K for further discussion of the potential future impact on our operations).

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

We have two depository institutions, Raymond James Bank and TriState Capital Bank (collectively, “our bank subsidiaries”). Raymond James Bank is an FDIC-insured depository institution and a Florida-chartered state member bank of the Fed that is primarily supervised by both the Fed and the Florida Office of Financial Regulation (“OFR”). TriState Capital Bank is a FDIC-insured depository institution and a Pennsylvania-chartered state non-member bank that is primarily supervised by both the FDIC and the Pennsylvania Department of Banking and Securities (“PDBS”). Both Raymond James Bank and TriState Capital Bank are also subject to supervision by the Consumer Financial Protection Bureau (“CFPB”).

We also have two non-depository trust company subsidiaries: RJ Trust, which is regulated, supervised, and examined by the Office of the Comptroller of the Currency (“OCC”), and Raymond James Trust Company of New Hampshire (“RJTCNH”) which is regulated, supervised, and examined by the New Hampshire Banking Department (“NHBD”). RJTCNH provides Individual Retirement Account custodial services and trust services for our PCG clients.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Collectively, the rules and regulations of the Fed, the FDIC, the OFR, the PDBS, the CFPB, the OCC and the NHBD result in extensive regulation and supervision covering all aspects of our banking and trust businesses, including, for example, lending practices, the receipt of deposits, capital structure, transactions with affiliates, conduct and qualifications of personnel and, as discussed further in the following sections, capital requirements. This regulatory, supervisory and oversight framework is subject to significant changes that can affect the operating costs and permissible businesses of RJF and our subsidiaries. As a part of their supervisory functions, the Fed, the FDIC, the OFR, the PDBS, the CFPB, the OCC and the NHBD conduct extensive examinations of our operations and also have the power to bring enforcement actions for violations of law and, in the case of the Fed, the FDIC, the OFR, the PDBS, the OCC, and the NHBD for unsafe or unsound practices.

Basel III and U.S. capital rules

RJF and Raymond James Bank are subject to the Fed’s capital rules and TriState Capital Bank is subject to the FDIC’s capital rules. These rules establish an integrated regulatory capital framework and implement, in the U.S., the Basel III capital framework developed by the Basel Committee on Banking Supervision and certain Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and other capital provisions, and, for insured depository institutions, set the prompt corrective action framework discussed below to reflect the regulatory capital requirements (the “U.S. Basel III Rules”). The U.S. Basel III Rules: (i) establish minimum requirements for both the quantity and quality of regulatory capital; (ii) set forth a capital conservation buffer; and (iii) define the calculation of risk-weighted assets. These capital requirements could restrict our ability to grow, including during favorable market conditions, and to return capital to shareholders, or require us to raise additional capital. As a result, our business, results of operations, financial condition and future prospects could be adversely affected. See “Item 1A - Risk Factors” of this Form 10-K for more information. See Note 24 of the Notes to Consolidated Financial Statements of this Form 10-K for further information.

Failure to meet minimum capital requirements can trigger discretionary, and in certain cases, mandatory actions by regulators that could have a direct material effect on the financial results of RJF, Raymond James Bank, and TriState Capital Bank. In addition, failure to maintain the capital conservation buffer would result in constraints on distributions, including limitations on dividend payments and stock repurchases, and certain discretionary bonus payments based on the amount of the shortfall and eligible retained income. Under the capital adequacy rules, RJF, Raymond James Bank, and TriState Capital Bank must meet specific capital ratio requirements that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under the rules. The capital amounts and classification for RJF, Raymond James Bank, and TriState Capital Bank are also subject to the qualitative judgments of U.S. regulators based on components of capital, risk-weightings of assets, off-balance sheet transactions and other factors.

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

Source of strength

The Fed requires that BHCs, such as RJF, serve as a source of financial strength for any of its subsidiary depository institutions. The term “source of financial strength” is defined as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress at such subsidiaries. Under this requirement, RJF could be required to provide financial assistance to Raymond James Bank and TriState Capital Bank in the future should either bank experience financial distress.

Transactions between affiliates

Transactions between (i) Raymond James Bank, TriState Capital Bank, RJ Trust, or their subsidiaries on the one hand and (ii) RJF or its other subsidiaries or affiliates on the other hand are subject to compliance with Sections 23A and 23B of the Federal Reserve Act and Regulation W issued by the Fed, which generally limit the types and amounts of such transactions that may take place and generally require those transactions to be on market terms. These laws generally do not apply to transactions between Raymond James Bank, TriState Capital Bank, RJ Trust, and any subsidiaries they may have.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
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

Deposit insurance

Raymond James Bank and TriState Capital Bank are subject to the Federal Deposit Insurance Act because they provide deposits covered by FDIC insurance, generally up to $250,000 per account ownership type. For banks with greater than $10 billion in assets, which includes Raymond James Bank and TriState Capital Bank, the FDIC’s current assessment rate calculation relies on a scorecard designed to measure a bank’s financial performance and ability to withstand stress, in addition to measuring the FDIC’s exposure should Raymond James Bank or TriState Capital Bank fail.

Prompt corrective action

The U.S. Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the U.S. federal bank regulatory agencies to take “prompt corrective action” with respect to depository institutions that do not meet specified capital requirements. FDICIA establishes five capital categories for FDIC-insured banks, such as Raymond James Bank and TriState Capital Bank: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

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

Although the prompt corrective action regulations do not apply to BHCs, such as RJF, the Fed is authorized to take appropriate action at the BHC level, based upon the undercapitalized status of the BHC’s depository institution subsidiaries. In certain instances related to an undercapitalized depository institution subsidiary, the BHC would be required to guarantee the performance of the undercapitalized subsidiary’s capital restoration plan and might be liable for civil money damages for failure to fulfill its commitments on that guarantee. Furthermore, in the event of the bankruptcy of the BHC, this guarantee would take priority over the BHC’s general unsecured creditors. As of September 30, 2022, Raymond James Bank and TriState Capital Bank were well-capitalized.

The Volcker Rule

RJF is subject to the Volcker Rule, which generally prohibits BHCs and their subsidiaries and affiliates from engaging in proprietary trading, but permits underwriting, market making, and risk-mitigating hedging activities. The Volcker Rule also prohibits BHCs and their subsidiaries and affiliates from acquiring or retaining ownership interests in, sponsoring, or having certain relationships with “covered funds” (as defined in the rule), including hedge funds and private equity funds, subject to certain exceptions.

Compensation practices

Our compensation practices are subject to oversight by the Fed. Compensation regulation in the financial industry continues to evolve, and we expect these regulations to change over a number of years. The U.S. federal bank regulatory agencies have provided guidance designed to ensure incentive compensation policies do not encourage imprudent risk-taking and are consistent with safety and soundness. As required by SEC rules, we disclose in our proxy statements for each annual meeting of shareholders the relationship of our compensation policies and practices to risk management initiatives, to the extent that the risks arising from such policies and practices are reasonably likely to have a material adverse effect on the firm.

On August 25, 2022, the SEC adopted the final “pay-for-performance” rule mandated by the Dodd-Frank Act. Among other disclosure requirements, the rule requires companies to disclose the relationships among named executive officer compensation “actually paid,” total shareholder return and certain financial performance measures that the company uses to link compensation to company performance for its five most recent fiscal years. The rule will first apply to disclosures in our proxy statement for the 2024 annual shareholders meeting.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Community Reinvestment Act regulations

Raymond James Bank and TriState Capital Bank are subject to the CRA, which is intended to encourage banks to help meet the credit needs of their communities, including low and moderate income neighborhoods, consistent with safe and sound bank operations. Under the CRA, federal banking regulators are required to periodically examine and assign to each bank a public CRA rating. If any insured depository institution subsidiary of a FHC fails to maintain at least a “satisfactory” rating under the CRA, the FHC would be subject to restrictions on certain new activities and acquisitions.

On May 5, 2022, federal banking regulators requested comment on a joint notice of proposed rulemaking on the CRA. Until the proposed rulemaking is final and effective, Raymond James Bank and TriState Capital Bank will continue to operate under the CRA regulations currently in effect. At this time, it is uncertain what effect the impending CRA regulations will have on Raymond James Bank, TriState Capital Bank, and other depositories with respect to their CRA activities.

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

Broker-dealer and securities regulation

The SEC is the federal agency charged with administration of the federal securities laws in the U.S. Our U.S. broker-dealer subsidiaries are subject to SEC regulations relating to their business operations, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of client funds and securities, capital structure, record-keeping, privacy requirements, and the conduct of directors, officers and employees. Financial services firms are also subject to regulation by state securities commissions in those states in which they conduct business. Our most significant U.S. broker-dealers, RJ&A, RJFS, and SumRidge Partners, LLC (“SumRidge Partners”), are currently registered as broker-dealers in all 50 states.

Financial services firms are also subject to regulation by various foreign governments, securities exchanges, central banks and regulatory bodies, particularly in those countries where they have established offices. Outside of the U.S., we have additional offices primarily in Canada, the U.K., and Germany and are subject to regulations in those areas. Much of the regulation of broker-dealers in the U.S. and Canada, however, has been delegated to self-regulatory organizations (“SROs”), such as the Financial Industry Regulatory Authority (“FINRA”) in the U.S., the Investment Industry Regulatory Organization of Canada (“IIROC”), and securities exchanges. These SROs adopt and amend rules for regulating the industry, subject to the approval of government agencies. These SROs also conduct periodic examinations of member broker-dealers. The single primary regulator with respect to our conduct of financial services in the U.K. is the Financial Conduct Authority (“FCA”), which operates on a statutory basis.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
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

Standard of care

Pursuant to the Dodd-Frank Act, the SEC was charged with considering whether broker-dealers should be subject to a standard of care similar to the fiduciary standard applicable to RIAs. In June 2019, the SEC adopted a package of rule-makings and interpretations related to the provision of advice by broker-dealers and investment advisers, including Regulation Best Interest and Form CRS. Among other things, Regulation Best Interest requires a broker-dealer to act in the best interest of a retail client when making a recommendation to that client of any securities transaction or investment strategy involving securities. Form CRS requires that broker-dealers and investment advisers provide retail investors with a brief summary document containing simple, easy-to-understand information about the nature of the relationship between the parties. Our implementation of these regulations resulted in the review and modification of certain of our policies and procedures and associated supervisory and compliance controls, as well as the implementation of additional client disclosures, which included us providing related education and training to financial advisors.

Various states have also proposed, or adopted, laws and regulations seeking to impose new standards of conduct on broker-dealers that may differ from the SEC’s new regulations, which may lead to additional implementation costs. The Department of Labor (“DOL”) has also reinstated the historical “five-part test” for determining who is an investment advice “fiduciary” when dealing with certain retirement plans and accounts. In 2022, the DOL promulgated a new exemption that enables investment advice fiduciaries to receive transaction-based compensation and engage in certain otherwise prohibited transactions, subject to compliance with the exemption’s requirements. In addition, the DOL is expected to amend the five-part test by the end of 2023 so that the fiduciary standard would apply to a broader range of client relationships. Imposing such a new standard of care on additional client relationships could result in incremental costs for our business and we are evaluating how these regulatory changes may further impact our business.

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

Certain of our subsidiaries are registered in, and operate from, the U.K. which has a highly developed and comprehensive regulatory regime. These subsidiaries are authorized and regulated by the FCA and have limited permissions to carry out business in certain European Union (“E.U.”) countries as part of treaty arrangements. The FCA operates on a statutory basis and creates rules which are largely principles-based. These regulated U.K. subsidiaries and their senior managers are registered with the FCA, and wealth managers and certain other staff are subject to certification requirements. Certain of these subsidiaries operate in the retail sector, providing investment and financial planning services to high-net-worth individuals, while others provide brokerage and investment banking services to institutional clients. Retail clients of our U.K. subsidiaries benefit from the Financial Ombudsman Service, which settles complaints between consumers and business that provide financial services, as well as the Financial Services Compensation Scheme, which is the U.K.’s statutory deposit insurance and investors compensation scheme for customers of authorized financial services firms.

In Germany, our subsidiary Raymond James Corporate Finance GmbH is licensed by the German Federal Financial Supervisory Authority (Bundesanstalt für Finanzdienstleistungsaufsicht, or "BaFin") to conduct the regulated activities of investment advice and investment brokerage. Among other requirements, BaFin requires Raymond James Corporate Finance

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
GmbH, as a regulated entity, to comply with certain capital, liquidity, governance, and business conduct requirements, and has a range of supervisory and disciplinary powers which it is able to use in overseeing the activities of this subsidiary.

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

Anti-money laundering, economic sanctions, and anti-bribery and corruption regulation

The U.S. Bank Secrecy Act (“BSA”), as amended by the USA PATRIOT Act of 2001 (“PATRIOT Act”), the Customer Due Diligence Rule, and the Anti-Money Laundering Act of 2020 (“AMLA”), contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to all financial institutions, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Through these and other provisions, the BSA, the PATRIOT Act, and AMLA seek to promote the identification of parties that may be involved in terrorism, money laundering or other suspicious activities. Anti-money laundering laws outside the U.S. contain some similar provisions.

The U.S. Treasury’s Office of Foreign Assets Control administers economic and trade sanctions programs and enforces sanctions regulations with which all U.S. persons must comply. The E.U. as well as various countries have also adopted economic sanctions programs targeted at countries, entities and individuals that are involved in terrorism, hostilities, embezzlement or human rights violations.

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

Privacy and data protection

U.S. federal law establishes minimum federal standards for financial privacy by, among other provisions, requiring financial institutions to adopt and disclose privacy policies with respect to consumer information and setting forth certain limitations on disclosure to third parties of consumer information. U.S. state laws and regulations adopted under U.S. federal law impose obligations on RJF and its subsidiaries for protecting the confidentiality, integrity and availability of client information, and require notice of data breaches to certain U.S. regulators and to clients. The Fair Credit Reporting Act of 1970, as amended, mandates the development and implementation of a written identity theft prevention program that is designed to detect, prevent, and mitigate identity theft.

The California Privacy Rights Act amends the California Consumer Privacy Act of 2020 and is expected to be enforced beginning in July 2023. New regulations under the statute have not yet been published. The new regulations will update the existing privacy protections for the personal information of California residents, including by requiring companies to provide certain additional disclosures to California consumers, and provides for a number of specific additional data subject rights for California residents.

Similarly, the General Data Protection Regulation (“GDPR”) imposes requirements for companies that collect or store personal data of E.U. residents, as well as residents of the U.K. GDPR’s legal requirements extend to all foreign companies that solicit and process personal data of E.U. and U.K. residents, imposing a strict data protection compliance regime that includes consumer rights actions that must be responded to by organizations. Canadian data privacy laws contain many provisions similar to U.S. financial privacy laws and are currently undergoing legislative reform at a federal and provincial level. In September 2021, Quebec enacted Bill C-64, a comprehensive privacy law with extraterritorial application modeled after GDPR and which imposes fines for non-compliance. The law includes staggered implementation dates (running from September 2022

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
through September 2024) for various provisions. The firm intends to implement Bill C-64 through its privacy program framework. We have implemented policies, processes, and training with regard to communicating to our clients and business partners required information relating to financial privacy and data security. We continue to monitor regulatory developments on both a domestic and international level to assess requirements and potential impacts on our global business operations.

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

Alternative reference rate transition

Central banks and regulators in the U.S. and other jurisdictions are working to implement the transition from the London Interbank Offered Rate (“LIBOR”) to replacement interest rate benchmarks. On March 5, 2021, the FCA, which regulates LIBOR, announced it would cease publication of the less commonly used tenors after December 31, 2021, while it would cease publication of the most commonly used U.S. dollar LIBOR tenors after June 30, 2023. As a result, U.S. federal banking agencies issued guidance strongly encouraging institutions to cease entering into contracts that reference LIBOR as soon as practicable, and no later than December 31, 2021. There have been several pronouncements released during our fiscal year ended September 30, 2022 that have provided additional guidance related to the transition away from LIBOR and reduced uncertainty across the industry, including the International Swaps and Derivatives Association (ISDA) Fallback Protocol, the Adjustable Interest Rate (LIBOR) Act, and a proposal released by the Fed.

Consistent with the preceding guidance, as of December 31, 2021, we phased out the use of LIBOR as a reference rate in new financial instruments and converted our FHLB borrowings and SBL from LIBOR-based interest rates to Secured Overnight Financing Rate-based interest rates, resulting in an insignificant impact on interest income, interest expense, and cash flows. We continue to make progress on the transition away from LIBOR, as coordinated by our enterprise-wide team established to facilitate the transition. We continue to focus on monitoring the impacts of LIBOR across our business operations and products, ensuring that legacy instruments contain appropriate fallback language, modifying instruments that require amendments, engaging with financial advisors and clients on the impact of the transition, and working through infrastructure enhancements (e.g., systems and models) to ensure operational readiness. We continue to evaluate the anticipated effect of the alternative reference rate transition and, at this time, we expect minimal financial impact.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Executive officers of the registrant (which includes officers of certain significant subsidiaries) are as follows:

Christopher S. Aisenbrey	53	Chief Human Resources Officer since October 2019; Senior Vice President, Organization and Talent Development - Raymond James & Associates, Inc., January 2019 - October 2019; Vice President, Organization and Talent Development - Raymond James & Associates, Inc., November 2014 - December 2018
James E. Bunn	49	President - Global Equities and Investment Banking - Raymond James & Associates, Inc. since December 2018 and Head of Investment Banking - Raymond James & Associates, Inc. since January 2014; Co-President - Global Equities and Investment Banking - Raymond James & Associates, Inc., October 2017 - December 2018
Horace L. Carter	51	President - Fixed Income - Raymond James & Associates, Inc. since January 2022; President - SumRidge Partners, LLC since July 2022; Executive Vice President, Head of Fixed Income Capital Markets - Raymond James & Associates, Inc., October 2019 - December 2021; Managing Director, Co-Head of Fixed Income Capital Markets - Raymond James & Associates, Inc., January 2019 - September 2019; Managing Director, Head of Fixed Income Trading - Raymond James & Associates, Inc., April 2012 - December 2018
George Catanese	63	Chief Risk Officer since February 2006
James R. E. Coulter	53	Chief Executive Officer - Raymond James Ltd. since January 2022; Executive Vice President, Head of Wealth Management - Private Client Group - Raymond James Ltd., December 2019 - December 2021; Senior Vice President, Branch Manager - Private Client Group - Raymond James Ltd., October 2014 - December 2019
Scott A. Curtis	60	President - Private Client Group since June 2018; President - Raymond James Financial Services, Inc. since January 2012
Jeffrey A. Dowdle	58	Chief Operating Officer since October 2019 and President - Asset Management Group since May 2016; Chief Administrative Officer, August 2018 - October 2019
Tashtego S. Elwyn	51	Chief Executive Officer and President - Raymond James & Associates, Inc. since June 2018; President - Private Client Group - Raymond James & Associates, Inc., January 2012 - June 2018
Thomas A. James	80	Chair Emeritus since February 2017
Bella Loykhter Allaire	69	Executive Vice President - Technology and Operations - Raymond James & Associates, Inc. since June 2011
Jodi L. Perry	51	President - Independent Contractor Division - Raymond James Financial Services, Inc. since June 2018; Senior Vice President, National Director - ICD - Raymond James Financial Services, Inc., May 2018 - June 2018; Senior Vice President, ICD Regional Director - Raymond James Financial Services, Inc., June 2012 - May 2018
Steven M. Raney	57	Chair - Raymond James Bank, since November 2020; President and CEO - Raymond James Bank since January 2006
Paul C. Reilly	68	Chair since February 2017 and Chief Executive Officer since May 2010; Director since January 2006
Jonathan N. Santelli	51	Executive Vice President, General Counsel and Secretary since May 2016
Paul M. Shoukry	39
Chief Financial Officer since January 2020 and Treasurer since February 2018; Senior Vice President - Finance and Investor Relations, January 2017 - December 2019; Senior Vice President - Treasury, January 2017 - February 2018

Except where otherwise indicated, the executive officer has held his or her current position for more than five years.

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

FACTORS AFFECTING “FORWARD-LOOKING STATEMENTS”

Certain statements made in this Annual Report on Form 10-K may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning future strategic objectives, business prospects, anticipated savings, financial results (including expenses, earnings, liquidity, cash flow and capital expenditures), industry or market conditions, demand for and pricing of our products, acquisitions, divestitures, anticipated results of litigation, regulatory developments, and general economic conditions. In addition, words such as “believes,” “expects,” “anticipates,” “projects,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. Forward-looking statements are not guarantees, and they involve risks, uncertainties and assumptions.  Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from those expressed in the forward-looking statements.  We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in “Item 1A - Risk Factors” of this report. We expressly disclaim any obligation to update any forward-looking statement in the event it later turns out to be inaccurate, whether as a result of new information, future events, or otherwise.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in the following sections, which could adversely affect our business, financial condition, results of operations, liquidity and the trading price of our common and preferred stock. The list of risk factors provided in the following sections is not exhaustive; there may be other factors that adversely impact our results of operations, harm our reputation or inhibit our ability to generate new business prospects. The following sections should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes in “Item 8 - Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In particular, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” for additional information on liquidity and how we manage our liquidity risk and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management” for additional information on our exposure and how we monitor and manage our market, credit, operational, compliance and certain other risks.

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

Our operations rely heavily on the secure processing, storage and transmission of sensitive and confidential financial, personal and other information in our computer systems and networks. There have been several highly publicized cases involving financial services companies reporting the unauthorized disclosure of client or other confidential information in recent years, as well as cyber-attacks involving the theft, dissemination and destruction of corporate information or other assets, in some cases as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties. There have also been several highly publicized cases where hackers have requested “ransom” payments in exchange for not disclosing customer information or for restoring access to information or systems. Like other financial services firms, we experience malicious cyber activity directed at our computer systems, software, networks and its users on a daily basis. This malicious activity includes attempts at unauthorized access, implantation of computer viruses or malware, and denial-of-service attacks. We also experience large volumes of phishing and other forms of social engineering attempted for the purpose of perpetrating fraud against the firm, our associates, or our clients. Additionally, like many large enterprises, we have shifted to a more hybrid work environment which includes a combination of in-office and remote work for our associates. The increase in remote work over the past few years has introduced potential new vulnerabilities to cyber threats. We may also face increased cybersecurity risk for a period of time after acquisitions as we transition the acquired entity’s historical controls to our standards. We also face increased cybersecurity risk as we deploy additional mobile and cloud technologies. We seek to continuously monitor for and nimbly react to any and all such malicious cyber activity, and we develop our systems to protect our technology infrastructure and data from misuse, misappropriation or corruption. Senior management of our Information Technology department gives a quarterly update on cybersecurity to the Audit and Risk Committee of our Board of Directors and an annual update to our full Board of Directors.

Cyber-attacks can originate from a variety of sources, including third parties affiliated with foreign governments, organized crime or terrorist organizations. Third parties may also attempt to place individuals within our firm, or induce employees, clients or other users of our systems, to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent. Although cybersecurity incidents among financial services firms are on the rise, we have

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
not experienced any material losses relating to cyber-attacks or other information security breaches. However, the techniques used in these attacks are increasingly sophisticated, change frequently and are often not recognized until launched. Although we seek to maintain a robust suite of authentication and layered information security controls, including our cyber threat analytics, data encryption and tokenization technologies, anti-malware defenses and vulnerability management programs, any one or combination of these controls could fail to detect, mitigate or remediate these risks in a timely manner. Despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, equipment failure, natural disasters, power loss, spam attacks, unauthorized access, supply chain attacks, distributed denial of service attacks, computer viruses and other malicious code, and other events that could result in significant liability and damage to our reputation, and have an ongoing impact on the security and stability of our operations. In addition, although we maintain insurance coverage that may, subject to terms and conditions, cover certain aspects of cyber and information security risks, such insurance coverage may be insufficient to cover all losses, such as litigation costs or financial losses that exceed our policy limits or are not covered under any of our current insurance policies.

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

Further, in light of the high volume of transactions we process, use of remote work, the large number of our clients, partners and counterparties, and the increasing sophistication of malicious actors, a cyber-attack could occur. Moreover, any such cyber-attack may persist for an extended period of time without detection. We expect that any investigation of a cyber-attack would take substantial amounts of time, and that there may be extensive delays before we obtain full and reliable information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all of which would further increase the costs and consequences of such an attack.

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

We are engaged in various financial services businesses. As such, we are affected by domestic and international macroeconomic and political conditions, as well as economic output levels, interest and inflation rates, employment levels, prices of commodities, consumer confidence levels and changes in consumer spending, international trade policy, and fiscal and monetary policy. For example, Fed policies determine, in large part, the cost of funds for lending and investing and the return earned on those loans and investments. The market impact from such policies can also decrease materially the value of certain of our financial assets, most notably debt securities, as well as our cash flows, such as those associated with client cash

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
balances. Changes in tax law and regulation, or any market uncertainty caused by a change in the political environment, may negatively affect our business. Macroeconomic conditions may also be negatively impacted by domestic or international events, including natural disasters, political unrest, or public health epidemics and pandemics, as well as by a number of factors in the global financial markets that may be detrimental to our operating results.

If we were to experience a period of sustained downturn in the securities markets, credit market dislocations, reductions in the value of real estate, increases in mortgage and other loan delinquencies, or other negative market factors, our revenues could be adversely impacted. Market uncertainty could also cause clients to move their investments to lower margin products, or withdraw them, which could have an adverse impact on our profitability. We could also experience a material reduction in trading volume and lower asset prices in times of market uncertainty, which would result in lower brokerage revenues, including losses on firm inventory, as well as losses on certain of our investments. Conversely, periods of severe market volatility may result in a significantly higher level of transactions and other activity which may cause operational challenges that may result in losses. These can include, but are not limited to, trade errors, failed transaction settlements, late collateral calls to borrowers and counterparties, or interruptions to our system processing. Periods of reduced revenue and other losses could lead to reduced profitability because certain of our expenses, including our interest expense on debt, lease expenses, and salary expenses, are fixed, and our ability to reduce them over short time periods is limited.

U.S. markets may also be impacted by public health epidemics or pandemics, such as the COVID-19 pandemic, as well as by political and civil unrest occurring in other parts of the world. Our businesses and revenues derived from non-U.S. operations may also be subject to risk of loss from currency fluctuations, social or political instability, less established regulatory regimes, changes in governmental or central bank policies, downgrades in the credit ratings of sovereign countries, expropriation, nationalization, confiscation of assets and unfavorable legislative, economic and political developments.

Lack of liquidity or access to capital could impair our business and financial condition.

Our inability to maintain adequate liquidity or to easily access credit and capital markets could have a significant negative effect on our financial condition. If liquidity from our brokerage or banking operations is inadequate or unavailable, we may be required to scale back or curtail our operations, such as limiting our recruiting of financial advisors, limiting lending, selling assets at unfavorable prices, and cutting or eliminating dividend payments. Our liquidity could be negatively affected by: the inability of our subsidiaries to generate cash to distribute to the parent company in the form of dividends from earnings; liquidity or capital requirements applicable to our subsidiaries that may prevent us from distributing cash to the parent company; limited or no accessibility to credit markets for secured and unsecured borrowings by our subsidiaries; diminished access to the capital markets for RJF; and other commitments or restrictions on capital as a result of adverse legal settlements, judgments, or regulatory sanctions. Furthermore, as a bank holding company, we may become subject to prohibitions or limitations on our ability to pay dividends to our shareholders and/or repurchase our stock. Certain of our regulators have the authority, and under certain circumstances, the duty, to prohibit or to limit dividend payments by regulated subsidiaries to their parent company.

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

We are exposed to credit risk.

We are generally exposed to the risk that third parties that owe us money, securities or other assets will fail to meet their obligations to us due to numerous causes, including bankruptcy, lack of liquidity, or operational failure, among others. Credit risk may also be affected by the deterioration of strength in the U.S. economy or adverse changes in the financial performance or condition of our clients and counterparties. We actively buy and sell securities from and to clients and counterparties in the normal course of our broker-dealers’ trading and underwriting activities, which exposes us to credit risk. Although generally collateralized by the underlying security to the transaction, we still face risk associated with changes in the market value of collateral through settlement date. We also hold certain securities, loans and derivatives as part of our trading operations. Deterioration in the actual or perceived credit quality of the underlying issuers of securities or loans or the non-performance of counterparties to certain derivatives could result in losses.

We borrow securities from, and lend securities to, other broker-dealers and may also enter into agreements to repurchase and/or resell securities as part of our financing activities. A sharp change in the market values of the securities utilized in these

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
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

We also incur credit risk by lending to businesses and individuals, including through offering SBL, C&I loans, CRE loans, REIT loans, residential mortgage loans, and tax-exempt loans. We also incur credit risk through certain of our investments. Our credit risk and credit losses can increase if our loans or investments are concentrated among borrowers or issuers engaged in the same or similar activities, industries, or geographies, or to borrowers or issuers who as a group may be uniquely or disproportionately affected by economic or market conditions. Declines in the real estate market or sustained economic downturns may cause us to experience credit losses or charge-offs related to our loans, sell loans at unattractive prices or foreclose on certain real estate properties. Furthermore, the deterioration of an individually large exposure, for example due to natural disasters, health emergencies or pandemics, acts of terrorism, severe weather events or other adverse economic events, could lead to additional credit loss provisions and/or charges-offs, and subsequently have a material impact on our net income and regulatory capital. In addition, TriState Capital Bank utilizes information provided by third-party organizations to monitor changes in the value of marketable securities that serve as collateral for a portion of its SBL. These third parties also provide control over cash and marketable securities for purposes of perfecting TriState Capital Bank’s security interests and retaining the collateral in the applicable accounts. In the event that TriState Capital Bank would need to take control of collateral, it is dependent upon such third parties to follow contractual control agreements in order to mitigate any potential losses on its SBL.

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

Market risk is inherent in financial instruments associated with our operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt, trading assets and liabilities, derivatives and investments. For example, interest rate changes could adversely affect the value of our fixed income trading inventories, as well as our net interest spread, which is the difference between the yield we earn on our interest-earning assets and the interest rate we pay for deposits and other sources of funding, in turn impacting our net interest income and earnings. Interest rate changes could affect the interest earned on assets differently than interest paid on liabilities.

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

Our private equity fund investments are carried at fair value with unrealized gains and losses reflected in earnings. The value of our private equity portfolio can fluctuate and earnings from our investments can be volatile and difficult to predict. When, and if, we recognize gains can depend on a number of factors, including general economic conditions, the prospects of the companies in which the funds invest and whether these companies become subject to a monetization event.

In addition, disruptions in the liquidity or transparency of the financial markets may result in our inability to sell, syndicate or realize the value of security positions, thereby leading to increased concentrations. The inability to reduce our positions in specific securities may not only increase the market and credit risks associated with such positions, but also increase the level of risk-weighted assets on our balance sheet, thereby increasing our capital requirements, which could have an adverse effect on our business results, financial condition, and liquidity.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Significant volatility in our domestic clients’ cash sweep balances could negatively impact our net revenues and/or our ability to fund our Bank segment’s growth and may impact our regulatory ratios.

The majority of our Bank segment’s deposits are driven by the RJBDP. The RJBDP is a source of relatively low-cost, stable deposits and we rely heavily on the RJBDP to fund our Bank segment asset growth, particularly at Raymond James Bank. A significant reduction in PCG clients’ cash balances, a change in the allocation of that cash between our Bank segment and third-party banks within the RJBDP, or a movement of cash away from the firm could significantly impact our ability to continue growing interest-earning assets and/or require our Bank segment to use higher-cost deposit sources to grow interest-earning assets. Rapidly rising rates, for example, have made and may continue to make investments in securities, such as fixed-income securities and money market funds, more attractive for investors, thereby reducing the cash they hold.

We also earn fees from third-party banks related to the deposits they receive through their participation in the RJBDP. If PCG clients’ cash balances continue to decrease or third-party bank demand or capacity for RJBDP deposits decline from current levels our RJBDP fees from third-party banks could be adversely affected. In addition, our inability to deploy client cash to third-party banks through RJBDP would require us to retain more cash in our Bank segment or in our Client Interest Program (“CIP”), both of which may cause a significant increase in our assets. Such an increase in our assets may negatively impact certain of our regulatory ratios.

Our ability to attract and retain senior professionals, qualified financial advisors and other associates is critical to the continued success of our business.

Our ability to recruit, serve and retain our clients depends on the reputation, judgment, leadership, business generation capabilities and client service skills of our client-serving professionals, members of our executive team, as well as employees who support revenue-generating professionals and their clients. To compete effectively we must attract, develop, and retain qualified professionals, including successful financial advisors, investment bankers, trading professionals, portfolio managers and other revenue-producing or specialized support personnel. Competitive pressures we experience could have an adverse effect on our business, results of operations, financial condition and liquidity.

The labor market continues to experience elevated levels of turnover in the aftermath of the COVID-19 pandemic and we have been impacted by an extremely competitive labor market, including increased competition for talent across all aspects of our business, as well as increased competition with non-traditional competitors, such as technology companies. Employers are offering increased compensation and opportunities to work with greater flexibility, including remote work, on a permanent basis. These can be important factors in a current associate’s decision to leave us as well as in a prospective associate’s decision to join us. As competition for skilled professionals remains intense, we may have to devote significant resources to attract and retain qualified personnel, which could negatively impact earnings.

Specifically within the financial industry, employers are increasingly offering guaranteed contracts, upfront payments, and increased compensation. Our financial results may be adversely affected by the costs we incur in connection with any loans or other incentives we may offer to newly recruited financial advisors and other key personnel. If we were to lose the services of any of our financial advisors, investment bankers, senior equity research, sales and trading professionals, asset managers, or executive officers to a competitor or otherwise, we may not be able to retain valuable relationships and some of our clients could choose to use the services of a competitor instead of our services. If we are unable to retain our senior professionals or recruit additional professionals, our reputation, business, results of operations and financial condition will be adversely affected. To the extent we have compensation targets, we may not be able to retain our associates, which could result in increased recruiting expense or result in our recruiting additional associates at compensation levels that are not within our target range. Further, new business initiatives and efforts to expand existing businesses generally require that we incur compensation and benefits expense before generating additional revenues.

Moreover, companies in our industry whose employees accept positions with competitors frequently claim that those competitors have engaged in unfair hiring practices. We have been subject to several such claims and may be subject to additional claims in the future as we seek to hire qualified personnel, some of whom may work for our competitors. Some of these claims may result in material litigation. We could incur substantial costs in defending against these claims, regardless of their merits. Such claims could also discourage potential associates who work for our competitors from joining us. We participate, with limited exceptions, in the Protocol for Broker Recruiting (“Protocol”), a voluntary agreement among many firms in the industry that governs, among other things, the client information that financial advisors may take with them when they affiliate with a new firm. The ability to bring such customer data to a new broker-dealer generally means that the clients of the financial advisor are more likely to choose to open accounts at the advisor’s new firm.  Participation is voluntary and it is possible that certain of our competitors will withdraw from the Protocol. If the broker-dealers from whom we recruit new

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
financial advisors prevent, or significantly limit, the transfer of client data, our recruiting efforts may be adversely affected and we could continue to experience claims against us relating to our recruiting efforts.

Our business depends on fees generated from the distribution of financial products, fees earned from the management of client accounts, and other asset management fees.

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

The asset management fees we are paid are dependent upon the value of client assets in fee-based accounts in our PCG segment, as well as AUM in our Asset Management segment. The value of our fee-based assets and AUM is impacted by market fluctuations and inflows or outflows of assets. As our PCG clients increasingly show a preference for fee-based accounts over transaction-based accounts, a larger portion of our client assets are more directly impacted by market movements. Therefore, in periods of declining market values, the values of fee-based accounts and AUM may resultantly decline, which would negatively impact our revenues. In addition, below-market investment performance by our funds, portfolio managers or financial advisors could result in reputational damage that might cause outflows or make it more difficult to attract new investors into our asset management products and thus, further impact our business and financial condition.

Our asset management fees may also decline over time due to factors such as increased competition and the renegotiation of contracts. Additionally, most of our clients may withdraw funds from under our management at their discretion at any time for any reason, including as a result of competition or poor performance of our products. In addition, the market environment in recent years has resulted in a shift to passive investment products, which generate lower fees than actively managed products. A continued trend toward passive investments or changes in market values or in the fee structure of asset management accounts would negatively affect our revenues, business and financial condition.

Our underwriting, market-making, trading, and other business activities place our capital at risk.

We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we have underwritten at anticipated price levels. As an underwriter, we also are subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings in which we are involved. From time to time as part of our underwriting processes, we may carry significant positions in securities of a single issuer or issuers engaged in a specific industry. Sudden changes in the value of these positions, despite our risk mitigation policies, could impact our financial results.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
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

Financial services firms are subject to numerous actual or perceived conflicts of interest, which are routinely examined by regulators and SROs, such as FINRA, and are often used as the basis for claims for legal liability by plaintiffs in actions against us. Our risk management processes include addressing potential conflicts of interest that arise in our business. Management of potential conflicts of interest has become increasingly complex as we expand our business activities. A perceived or actual failure to address conflicts of interest adequately could affect our reputation, the willingness of clients to transact business with us or give rise to litigation or regulatory actions. Therefore, there can be no assurance that conflicts of interest will not arise in the future that could result in material harm to our business and financial condition.

We face intense competition and pricing pressures and may not be able to keep pace with technological change.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
We compete directly with other national full service broker-dealers, investment banking firms, commercial banks, and investment advisors, investment managers, and to a lesser extent, with discount brokers and dealers. We face competition from more recent entrants into the market, including fintechs, and increased use of alternative sales channels by other firms. Technology has lowered barriers to entry and made it possible for fintechs to compete with larger financial institutions in providing electronic, internet-based, and mobile phone-based financial solutions. This competition has grown significantly over recent years and is expected to intensify. In addition, commercial firms and other non-traditional competitors have applied for banking licenses or have entered into partnerships with banks to provide banking services. We also compete indirectly for investment assets with insurance companies, real estate firms and hedge funds, among others. Competition from other financial services firms to attract clients or trading volume, through direct-to-investor online financial services, or higher deposit rates to attract client cash balances, could result in pricing pressure or otherwise adversely impact our business and cause our business to suffer.

Our future success also depends in part on our ability to develop, maintain, and enhance our products and services, including factors such as customer experience, and the pricing and range of our offerings. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. If we are not able to develop new products and services, enhance existing offerings, effectively implement new technology-driven products and services, or successfully market these products and services to our customers, our business, financial condition or results of operations may be adversely affected. Furthermore, both financial institutions and their non-banking competitors face the risk that payments processing and other services could be significantly disrupted by technologies, such as cryptocurrencies, that require no intermediation. New technologies have required, and could require us in the future, to spend more to modify or adapt our products to attract and retain clients or to match products and services offered by our competitors, including technology companies.

We must monitor the pricing of our services and financial products in relation to competitors and periodically may need to adjust our fees, commissions, margins, or interest rates on deposits to remain competitive. In fixed income markets, regulatory requirements have resulted in greater price transparency, leading to price competition and decreased trading margins. Our trading margins have been further compressed by the shift from high- to low-touch services over time, which has created additional competitive pressure. We believe that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including by reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions, or margins.

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

We continue to grow, including through acquisitions and through our recruiting efforts. Integrating acquired businesses, providing a platform for new businesses and partnering with other firms involve risks and present financial, managerial and operational challenges. While cultural fit is a requirement for both our recruiting and acquisition efforts, there can be no assurance that recruited talent and/or acquisition targets will ultimately assimilate into our firm in a manner which results in the expected financial benefits. We may incur significant expense, including in the areas of technology and cybersecurity, in connection with expanding our existing businesses, recruiting financial advisors or making strategic acquisitions or

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
investments. Our overall profitability would be negatively affected if investments and expenses associated with such growth are not matched or exceeded by the earnings derived from such investments or growth. Assumptions which underlie the basis of our acquisition decisions, such as the retention of key personnel, future revenue growth of an acquired business, cost efficiencies to be realized, or the value created through the application of specialized expertise we plan to bring to the acquired business, may not be fully realized post-acquisition, resulting in an adverse impact on the value of our investment and potential dilution of the value of our shares.

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

Moreover, to the extent we pursue acquisitions, or enter into acquisition commitments, a number of factors may prevent us from completing such acquisitions on acceptable terms. For example, regulators such as the Fed could fail to approve a proposed transaction or such approvals could result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction. The shareholders of a publicly-traded target company could fail to approve the transaction. Closing conditions in the transaction agreement could fail to be satisfied, or there could be an unexpected delay in closing. Other developments that may affect future results of an acquired company may occur, including changes in asset quality and credit risk, changes in interest rates and capital markets, inflation, and/or changes in customer borrowing, repayment, investment and deposit practices. Finally, an event, change, or other circumstance could occur that gives rise to the termination of the transaction agreement.

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

We are exposed to litigation and regulatory investigations and proceedings, which could materially and adversely impact our business operations and prospects.

The financial services industry faces significant litigation and regulatory risks. Many aspects of our business involve substantial risk of liability. We have been named as a defendant or co-defendant in lawsuits and arbitrations primarily involving claims for damages. The risks associated with potential litigation often may be difficult to assess or quantify and the

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
existence and magnitude of potential claims often remain unknown for substantial periods of time. Unauthorized or illegal acts of our associates could also result in substantial liability. In addition, our business activities include providing custody, clearing, and back office support for certain non-affiliated, independent RIAs and broker-dealers. Even though these independent firms are exclusively responsible for their operations, supervision, compliance, and the suitability of their client’s investment decisions, we have been, and may in the future be, named as defendants in litigation involving their clients. We are also the subject of inquiries, investigations, and proceedings by regulatory and other governmental agencies.

In challenging market conditions, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have historically increased. Litigation risks include potential liability under securities laws or other laws for: alleged materially false or misleading statements made in connection with securities offerings and other transactions; issues related to our investment recommendations, including the suitability of such recommendations or potential concentration of investments; the inability to sell or redeem securities in a timely manner during adverse market conditions; contractual issues; employment claims; and potential liability for other advice we provide to participants in strategic transactions. Substantial legal liability could have a material adverse financial impact or cause us significant reputational harm, which in turn could seriously harm our business and future business prospects. In addition to the foregoing financial costs and risks associated with potential liability, the costs of defending individual litigation and claims continue to increase over time. The amount of attorneys’ fees incurred in connection with the defense of litigation and claims could be substantial and might materially and adversely affect our results of operations. See “Item 3 - Legal Proceedings” and Note 19 of the Notes to Consolidated Financial Statements of this Form 10-K for further information about legal matters.

We are subject to risks relating to environmental, social, and governance (“ESG”) matters that could adversely affect our reputation, business, financial condition, and results of operations, as well as the price of our common and preferred stock.

We are subject to a variety of risks, including reputational risk, associated with ESG issues. The public holds diverse and often conflicting views on ESG topics. As a large financial institution, we have multiple stakeholders, including our shareholders, clients, associates, federal and state regulatory authorities, and the communities in which we operate, and these stakeholders will often have differing priorities and expectations regarding ESG issues. If we take action in conflict with one or another of those stakeholders’ expectations, we could experience an increase in client complaints, a loss of business, or reputational harm. We could also face negative publicity or reputational harm based on the identity of those with whom we choose to do business. Any adverse publicity in connection with ESG issues could damage our reputation, ability to attract and retain clients and associates, compete effectively, and grow our business.

In addition, proxy advisory firms and certain institutional investors who manage investments in public companies are increasingly integrating ESG factors into their investment analysis. The consideration of ESG factors in making investment and voting decisions is relatively new. Accordingly, the frameworks and methods for assessing ESG policies are not fully developed, vary considerably among the investment community, and will likely continue to evolve over time. Moreover, the subjective nature of methods used by various stakeholders to assess a company with respect to ESG criteria could result in erroneous perceptions or a misrepresentation of our actual ESG policies and practices. Organizations that provide ratings information to investors on ESG matters may also assign unfavorable ratings to RJF. Certain of our clients might also require that we implement additional ESG procedures or standards in order to continue to do business with them. If we fail to comply with specific ESG-related investor or client expectations and standards, or to provide the disclosure relating to ESG issues that any third parties may believe is necessary or appropriate (regardless of whether there is a legal requirement to do so), our reputation, business, financial condition, and/or results of operations, as well as the price of our common and preferred stock could be negatively impacted.

Moreover, there has been increased regulatory focus on ESG-related practices of investment managers. A growing interest on the part of investors and regulators in ESG factors, and increased demand for, and scrutiny of, ESG-related disclosures by asset managers, has likewise increased the risk that we could be perceived as, or accused of, making inaccurate or misleading statements regarding the investment strategies of our funds and exchange-traded funds (“ETFs”), or our and our funds’ and ETFs’ ESG efforts or initiatives, commonly referred to as “greenwashing.” Such perceptions or accusations could damage our reputation, result in litigation or regulatory enforcement actions, and adversely affect our business.

The preparation of the consolidated financial statements requires the use of estimates that may vary from actual results.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Such estimates and assumptions may require management to make difficult,

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
subjective and complex judgments about matters that are inherently uncertain. One of our most critical estimates is our allowance for credit losses. At any given point in time, conditions in real estate and credit markets may increase the complexity and uncertainty involved in estimating the losses inherent in our loan portfolio. The recorded amount of liabilities related to legal and regulatory matters is also subject to significant management judgement. For either of these estimates, if management’s underlying assumptions and judgments prove to be inaccurate, our loss provisions could be insufficient to cover actual losses, and our financial condition, including our liquidity and capital, and results of operations could be materially and adversely impacted.

For further discussion of our significant accounting estimates, policies and standards, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical accounting estimates” of this Form 10-K and Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K.

Our operations could be adversely affected by serious weather conditions.

Certain of our principal operations are located in St. Petersburg, Florida. While we have a business continuity plan that provides for significant operations to be conducted out of remote locations, as well as our Southfield, Michigan and Memphis, Tennessee corporate offices and our U.S. information systems processing to be conducted out of our information technology data center in the Denver, Colorado area, our operations could be adversely affected by hurricanes or other serious weather conditions, including extreme weather events caused by climate change, that could affect the processing of transactions, communications, and the ability of our associates to get to our offices, or work remotely. In addition, our operations are dependent on our associates’ ability to relocate to a secondary location in the event of a power outage or other disruption in their primary remote work location. Additionally, such weather events may also have a negative impact on the financial condition of our clients, which may decrease revenues from those clients and increase the credit risk associated with loans and other credit exposures to those clients.

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

RISKS RELATED TO OUR REGULATORY ENVIRONMENT

Financial services firms are highly regulated and are currently subject to a number of new and proposed regulations, all of which may increase our risk of financial liability and reputational harm resulting from adverse regulatory actions.

Financial services firms, such as us, operate in an evolving regulatory environment and are subject to extensive supervision and regulation. The laws and regulations governing financial services firms are intended primarily for the protection of our depositors, our customers, the financial system, and the FDIC insurance fund, not our shareholders or creditors. The financial services industry has experienced an extended period of significant change in laws and regulations, as well as a high degree of scrutiny from various regulators, including the SEC, the Fed, the FDIC, the OCC and the CFPB, in addition to stock exchanges, FINRA, and governmental authorities such as state attorneys general. Currently, the SEC has proposed or adopted a number of new rules after significantly abbreviated periods for public comments, and these new or proposed rules involve sweeping changes that could require significant shifts in industry operations and practices, thereby increasing uncertainty for markets and investors. Penalties and fines imposed by regulatory and other governmental authorities have also been substantial and growing in recent years. We may be adversely affected by the adoption of new rules and by changes in the interpretation or enforcement of existing laws, rules and regulations. Existing and new laws and regulations could negatively affect our revenue, limit our ability to pursue business opportunities, impact the value of our assets, require us to alter our business practices, impose additional compliance costs, and otherwise adversely affect our businesses.

Additionally, our international business operations are subject to laws, regulations, and standards in the countries in which we operate. In many cases, our activities have been and may continue to be subject to overlapping and divergent regulation in

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
different jurisdictions. As our international operations continue to grow, we may need to comply with additional laws, rules, and regulations which could require us to alter our business practices and/or result in additional compliance costs. Any violations of these laws, regulations or standards could subject us to a range of potential regulatory events or outcomes that could have a material adverse effect on our business, financial condition and prospects including potential adverse impacts on continued operations in the relevant international jurisdiction.

We are also required to comply with the Volcker Rule’s provisions. Although we have not historically engaged in significant levels of proprietary trading, or private fund investment or sponsorship, we continue to incur costs to ensure compliance with the Volcker Rule. Any changes to regulations or changes to the supervisory approach may also result in increased compliance costs to the extent we are required to modify our existing compliance policies, procedures and practices.

Broker-dealers and investment advisors are subject to regulations covering all aspects of the securities business, including, but not limited to: sales and trading methods; trade practices among broker-dealers; use and safekeeping of clients’ funds and securities; capital structure of securities firms; anti-money laundering efforts; recordkeeping; and the conduct of directors, officers and employees. Any violation of these laws or regulations could subject us to the following events, any of which could have a material adverse effect on our business, financial condition, reputation, and prospects: civil and criminal liability for us or our employees or affiliated financial advisors; sanctions, which could include the revocation of our subsidiaries’ registrations as investment advisors or broker-dealers; the revocation of the licenses of our financial advisors; censures; fines; conditions or limitations on our business activities, including higher capital requirements; or a temporary suspension or permanent bar from conducting business. The firm is currently cooperating with the SEC in connection with an investigation of the firm’s investment advisory business’ compliance with records preservation requirements relating to business communications sent over electronic messaging channels that have not been approved by the firm. The SEC is reportedly conducting similar investigations of record preservation practices at other financial institutions.

The majority of our affiliated financial advisors are independent contractors. Legislative or regulatory action that redefines the criteria for determining whether a person is an employee or an independent contractor could materially impact our relationships with our advisors and our business, resulting in an adverse effect on our results of operations.

Raymond James Bank and TriState Capital Bank are subject to the CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other U.S. federal fair lending laws and regulations that impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice and other federal agencies, including the CFPB, are responsible for enforcing these laws and regulations. An unfavorable CRA rating or a successful challenge to an institution’s performance under the fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil monetary penalties, injunctive relief, and the imposition of restrictions on mergers, acquisitions and expansion activity. Private parties may also have the ability to challenge a financial institution’s performance under fair lending laws by bringing private class action litigation.

As discussed in “Item 1 - Business - Regulation” of this Form 10-K, on May 5, 2022, federal banking regulators requested comment on a joint notice of proposed rulemaking on the CRA. These developments create uncertainty in planning our CRA activities. Any revisions to the CRA regulations may negatively impact our business, including through increased costs related to compliance.

The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength for its subsidiary banks. The Federal Reserve could require RJF to commit resources to Raymond James Bank and TriState Capital Bank when doing so is not otherwise in the interests of RJF or its shareholders or creditors.

Regulatory actions brought against us may result in judgments, settlements, fines, penalties or other results, any of which could have a material adverse effect on our business, financial condition, reputation, or results of operations. In particular, the banking agencies have broad enforcement power over bank holding companies and banks, including with respect to unsafe or unsound practices or violations of law. There is no assurance that regulators will be satisfied with the policies and procedures implemented by RJF and its subsidiaries. In addition, from time to time, RJF and its subsidiaries may become subject to additional findings with respect to supervisory, compliance or other regulatory deficiencies, which could subject us to additional liability, including penalties and restrictions on our business activities. Among other things, these restrictions could limit our ability to make investments, complete acquisitions, expand into new business lines, pay dividends on our common and preferred stock and/or engage in share repurchases. Changes to the regulatory landscape governing the fees the firm earns on client assets, including cash sweep balances, could negatively impact our earnings. See “Item 1 - Business - Regulation” of this Form 10-K for additional information regarding our regulatory environment.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Continued asset growth may result in changes to our status with respect to existing regulations as well as increased oversight, which will result in additional capital and other financial requirements and may increase our compliance costs.

We will incur increased regulatory scrutiny (and related compliance costs) as we continue to grow and surpass certain consolidated asset thresholds, which have the effect of imposing enhanced standards and requirements on larger financial institutions. These include the potential application of enhanced prudential standards to us if our average total consolidated assets for four consecutive calendar quarters exceed $100 billion and we are therefore classified as a category IV bank holding company. Under such enhanced prudential standards, category IV bank holding companies are subject to greater regulation and supervision, including, but not limited to: certain capital planning and stress capital buffer requirements; supervisory capital stress testing conducted by the Fed biennially; and certain liquidity risk management and liquidity stress testing and buffer requirements. The application of enhanced prudential standards to RJF could adversely affect our results of operations and financial performance through additional capital and liquidity requirements and increased compliance costs.

Changes in requirements relating to the standard of conduct for broker-dealers applicable under federal and state law have increased, and may continue to increase, our costs.

The SEC’s Regulation Best Interest requires, among other things, a broker-dealer to act in the best interest of a retail client when making a recommendation to that client of any securities transaction or investment strategy involving securities. The regulation imposes heightened standards on broker-dealers, and we have incurred substantial costs in order to review and modify our policies and procedures, including associated supervisory and compliance controls. We anticipate that we will continue to incur costs in the future to comply with the standard.

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

The DOL has also reinstated the historical “five-part test” for determining who is an investment advice “fiduciary” when dealing with certain retirement plans and accounts and promulgated a new exemption that enables investment advice fiduciaries to receive transaction-based compensation and engage in certain otherwise prohibited transactions, subject to compliance with the exemption’s requirements. In addition, the DOL is expected to amend the five-part test by the end of 2023 so that the fiduciary standard would apply to a broader range of client relationships. Imposing such a new standard of care on additional client relationships could lead to incremental costs for our business.

Numerous regulatory changes and enhanced regulatory and enforcement activity relating to our investment management activities may increase our compliance and legal costs and otherwise adversely affect our business.

As some of our wholly-owned subsidiaries are registered as investment advisors with the SEC, increased regulatory scrutiny and rulemaking initiatives may result in additional operational and compliance costs or the assessment of significant fines or penalties against our asset management business, and may otherwise limit our ability to engage in certain activities. While it is not possible to determine the extent of the long-term impact of any new laws or regulations that have been promulgated, or initiatives that have been or may be proposed, even the short-term impact of preparing for or implementing changes to our infrastructure and processes could negatively impact the ways we conduct business and increase our compliance and legal costs. Conformance with any new law or regulations could also make compliance more difficult and expensive and affect our product and service offerings. The SEC’s new Marketing Rule will affect the marketing of our advisory products, including referrals and solicitations, and may impact our asset management business and result in increased costs.

New regulations regarding the management of hedge funds and the use of certain investment products, including additional recordkeeping and disclosure requirements, may also impact our asset management business and result in increased costs.

Failure to comply with regulatory capital requirements primarily applicable to RJF, Raymond James Bank, TriState Capital Bank or our broker-dealer subsidiaries would significantly harm our business.

As discussed in “Item 1 - Business - Regulation” of this Form 10-K, RJF, Raymond James Bank and TriState Capital Bank are subject to capital requirements administered by various federal regulators in the U.S. and, accordingly, must meet specific capital guidelines that involve quantitative measures of RJF’s, Raymond James Bank’s, and TriState Capital Bank’s assets, liabilities and certain off-balance sheet items, as calculated under regulatory guidelines. Failure to meet minimum capital

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
requirements can trigger certain mandatory (and potentially discretionary) actions by regulators that, if undertaken, could harm either RJF’s, Raymond James Bank’s, or TriState Capital Bank’s operations and financial condition. Further, we are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and FINRA’s net capital rule, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiaries. RJ Ltd. is subject to similar limitations under applicable regulations in Canada by IIROC. Regulatory capital requirements applicable to some of our significant subsidiaries may impede access to funds that RJF may need to make payments on any of its obligations. See Note 24 of the Notes to Consolidated Financial Statements of this Form 10-K for further information on regulatory capital requirements.

The Basel III regulatory capital standards impose capital and other requirements on us that could negatively impact our profitability.

The Fed and other federal banking regulators have implemented the global regulatory capital requirements of Basel III and certain requirements implemented by the Dodd-Frank Act. The U.S. Basel III Rules establish the quantity and quality of regulatory capital, set forth a capital conservation buffer and define the calculation of risk-weighted assets. The capital requirements stipulated under the U.S. Basel III Rules could restrict our ability to grow during favorable market conditions or require us to raise additional capital. Revisions to the Basel III Rules, including in connection with the implementation of the standards released by the Basel Committee in December 2017 could, when implemented in the United States, negatively impact our regulatory capital ratio calculations or subject us to higher and more stringent capital and other regulatory requirements. As a result, our business, results of operations, financial condition and prospects could be adversely affected. See “Item 1 - Business - Regulation” of this Form 10-K for further information on the Basel III regulatory capital standards.

As a financial holding company, RJF’s liquidity depends on payments from its subsidiaries, which may be subject to regulatory restrictions.

RJF as a financial holding company depends on dividends, distributions and other payments from its subsidiaries in order to meet its obligations, including its debt service obligations and to fund dividend payments and share repurchases. RJF’s subsidiaries are subject to laws and regulations that restrict dividend payments or authorize regulatory bodies to prevent or reduce the flow of funds from those subsidiaries to RJF. If RJF’s subsidiaries are unable to make dividend payments to us and sufficient cash or liquidity is not otherwise available, RJF may not be able to make dividend payments to its shareholders, repurchase its shares, or make principal and interest payments on its outstanding debt. RJF’s broker-dealers and bank subsidiaries are limited in their ability to lend or transact with affiliates, are subject to minimum regulatory capital and other requirements, and, in the case of our broker-dealer subsidiaries, limitations on their ability to use funds deposited with them in brokerage accounts to fund their businesses. These requirements and limitations may hinder RJF’s ability to access funds from its subsidiaries. Federal regulators, including the Fed and the SEC (through FINRA), have the authority and under certain circumstances, the obligation, to limit or prohibit dividend payments and stock repurchases by the banking organizations they supervise, including RJF and its bank subsidiaries. In addition, RJF’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of creditors of that subsidiary, except to the extent that any of RJF’s claims as a creditor of such subsidiary may be recognized. As a result, shares of RJF’s capital stock are effectively subordinated to all existing and future liabilities and obligations of its subsidiaries.

RISKS RELATED TO AN INVESTMENT IN OUR PREFERRED AND COMMON STOCK

The rights of holders of our common stock are generally subordinate to the rights of holders of our outstanding, and any future issuances of, debt securities and preferred stock.

Our Board of Directors has the authority to issue debt securities as well as an aggregate of up to 10 million shares of preferred stock on the terms it determines appropriate without shareholder approval. In connection with our acquisition of TriState Capital on June 1, 2022, we issued 40,250 shares of 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, par value $0.10 per share (“Series A Preferred Stock”), in the form of 1.61 million depositary shares, each representing a 1/40th interest in a share of Series A Preferred Stock, and 80,500 shares of 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, par value $0.10 per share (“Series B Preferred Stock”) in the form of 3.22 million depositary shares, each representing a 1/40th interest in a share of Series B Preferred Stock. Such preferred stock is senior to our common stock. Any debt or shares of preferred stock that we may issue in the future will also be senior to our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, holders of our common stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings may negatively affect the market price of our common stock.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
The depositary shares representing our preferred stock are thinly traded and have limited voting rights.

The depositary shares representing interests in our preferred stock are listed on the NYSE, but an active, liquid trading market for such securities may not be sustained. A public trading market having depth, liquidity and orderliness depends upon the presence in the marketplace and independent decisions of willing buyers and sellers of our preferred stock, over which we have no control. Without an active, liquid trading market, holders of our depositary shares may not be able to sell their shares at the volume, prices, or times desired. In addition, holders of our preferred stock (and, accordingly, holders of the depositary shares representing such stock), will have no voting rights with respect to matters that generally require the approval of our voting common shareholders. Holders of preferred stock have voting rights that are generally limited to, with respect to the particular series of preferred stock held: (i) authorizing, creating or issuing any capital stock ranking senior to such preferred stock as to dividends or the distribution of assets upon liquidation, and (ii) amending, altering or repealing any provision of our Articles of Incorporation so as to adversely affect the powers, preferences or special rights of such series of preferred stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate our business from our principal location in St. Petersburg, Florida in 1.25 million square feet of office space that we own in the Carillon Office Park. We conduct certain operations from our owned facility in Southfield, Michigan, comprising approximately 90,000 square feet, and operate a 40,000 square foot information technology data center on land we own in the Denver, Colorado area. Our owned locations and principal leases, identified below, support more than one of our business segments.

We lease the premises we occupy in other U.S. and foreign locations, including employee-based branch office operations. Leases for branch offices for independent contractors are the responsibility of the respective independent contractor financial advisors and are not included in the amounts listed below. Our leases contain various expiration dates through fiscal year 2036. Our principal leases are in the following locations:

•We occupy leased space of approximately 250,000 square feet in Memphis, along with approximately 185,000 square feet in New York City, 70,000 square feet in Pittsburgh, 70,000 square feet in Chicago, and 30,000 square feet in Denver, with other office and branch locations throughout the U.S.;

•We occupy leased space of approximately 80,000 and 85,000 square feet in Vancouver and Toronto, respectively, along with other office and branch locations throughout Canada;

•We occupy leased space of approximately 75,000 square feet in London, along with other office locations in Germany.

Additionally, we own approximately 65 acres of land located in Pasco County, Florida for potential development, as needed. We regularly monitor the facilities we own or occupy to ensure that they suit our needs, particularly as we introduce more flexibility in work location for our associates. To the extent that they do not meet our needs, we will expand, contract or relocate, as necessary. See Note 2 and Note 14 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding our lease obligations.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “RJF.” As of November 17, 2022, we had 346 holders of record of our common stock. Shares of our common stock are held by a substantially greater number of beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.

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

We did not have any sales of unregistered securities for the fiscal years ended September 30, 2022, 2021 or 2020.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
We purchase our own stock from time to time in conjunction with a number of activities, each of which is described in the following paragraphs. The following table presents information on our purchases of our own stock, on a monthly basis, for the twelve months ended September 30, 2022.

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) at each month-end, of securities that may yet be purchased under the plans or programs
October 1, 2021 – October 31, 2021	1,305	$94.47	—	$632
November 1, 2021 – November 30, 2021	94,824	$98.82	—	$632
December 1, 2021 – December 31, 2021	145	$98.90	—	$1,000
First quarter	96,274	$98.76	—

January 1, 2022 – January 31, 2022	787	$109.57	—	$1,000
February 1, 2022 – February 28, 2022	3,391	$109.67	—	$1,000
March 1, 2022 – March 31, 2022	—	$—	—	$1,000
Second quarter	4,178	$109.65	—

April 1, 2022 – April 30, 2022	—	$—	—	$1,000
May 1, 2022 – May 31, 2022	—	$—	—	$1,000
June 1, 2022 – June 30, 2022	1,137,660	$88.01	1,136,347	$900
Third quarter	1,137,660	$88.01	1,136,347

July 1, 2022 – July 31, 2022	8,407	$90.18	—	$900
August 1, 2022 – August 31, 2022	298	$106.45	—	$900
September 1, 2022 – September 30, 2022	600,421	$104.06	600,000	$838
Fourth quarter	609,126	$103.87	600,000
Fiscal year total	1,847,238	$93.85	1,736,347

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

EXECUTIVE OVERVIEW

Year ended September 30, 2022 compared with the year ended September 30, 2021

For the year ended September 30, 2022, we generated net revenues of $11.00 billion and pre-tax income of $2.02 billion, both 13% higher compared with the prior year. Our net income available to common shareholders of $1.51 billion was 7% higher than the prior year and our earnings per diluted share of $6.98 reflected a 5% increase. Our return on common equity (“ROCE”) was 17.0%, compared with 18.4% for the prior year.

In fiscal 2022, we completed the acquisitions of Charles Stanley Group PLC (“Charles Stanley”), TriState Capital, and SumRidge Partners, which resulted in incremental revenues and expenses during the year. During the year we also incurred acquisition-related expenses, such as compensation largely related to retention awards, initial provisions for credit losses on acquired loans and unfunded lending commitments, amortization of identifiable intangible assets, and other costs incurred to effect our acquisitions, such as legal expenses and other professional fees. These expenses totaled $147 million this fiscal year, an increase of $65 million over the prior year. Excluding these acquisition-related expenses, our adjusted net income available to common shareholders was $1.62 billion(1), an increase of 5% compared with the prior year, and our adjusted earnings per diluted share were $7.49(1), an increase of 3%. Adjusted ROCE for the year was 18.2%(1), compared with 20.0%(1) in the prior year, and adjusted return on tangible common equity (“ROTCE”) was 21.1%(1), compared with 22.2%(1) in the prior year.

The increase in net revenues compared with the prior year was driven by the impact of higher PCG client assets in fee-based accounts for most of the current fiscal year, which positively impacted our asset management and related administrative fees, the benefit of higher short-term interest rates on both net interest income and RJBDP fees from third-party banks, and incremental revenues from our acquisitions of TriState Capital, Charles Stanley, and SumRidge Partners. Brokerage revenues and investment banking revenues each declined compared with a strong prior year, primarily as a result of market uncertainty during the current year.

Compensation, commissions and benefits expense increased 11%, primarily attributable to the growth in revenues and pre-tax income compared with the prior year, as well as the aforementioned acquisitions. Our compensation ratio was 66.6%, compared with 67.5% for the prior year. Excluding acquisition-related compensation expenses, our adjusted compensation ratio was 66.1%(1), compared with 67.0%(1) for the prior year. The decline in the compensation ratio primarily resulted from changes in our revenue mix due to higher net interest income and RJBDP fees from third-party banks, which have little associated direct compensation.

(1)    Adjusted net income available to common shareholders, adjusted earnings per diluted share, adjusted ROCE, adjusted ROTCE, and adjusted compensation ratio are non-GAAP financial measures. In fiscal 2022, certain non-GAAP financial measures were adjusted for additional expenses directly related to our acquisitions that we believe are not indicative of our core operating results, such as those related to amortization of identifiable intangible assets arising from acquisitions and acquisition-related retention. Prior periods have been conformed to the current presentation. Please see the “Reconciliation of non-GAAP financial measures to GAAP financial measures” in this MD&A for a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures, and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Non-compensation expenses increased 19%, due to incremental expenses from the aforementioned acquisitions, as well as increases in the bank loan provision for credit losses, business development expenses and communications and information processing expenses. The bank loan provision for credit losses increased $132 million to a provision of $100 million in the current year, compared with a benefit of $32 million for the prior year; however, $26 million of this increase related solely to the initial provision recorded on loans acquired as part of the TriState Capital acquisition. Partially offsetting these increases, we incurred $98 million of losses on extinguishment of debt from the early-redemption of certain of our senior notes during the prior year, which did not recur in the current year.

Our effective income tax rate was 25.4% for fiscal 2022, an increase from 21.7% for the prior year. The increase in the effective tax rate from the prior year was primarily due to the negative impact of nondeductible valuation losses associated with our company-owned life insurance portfolio during the current year compared with nontaxable valuation gains for the prior year.

As of September 30, 2022, our tier 1 leverage ratio of 10.3% and total capital ratio of 20.4% were both well above the regulatory requirement to be considered well-capitalized. We also continued to have substantial liquidity with $1.91 billion(1) of cash at the parent company as of September 30, 2022, which includes parent cash loaned to RJ&A. We believe our funding and capital position provide us the opportunity to continue to grow our balance sheet prudently and we expect to continue to be opportunistic in deploying our capital. Subsequent to the closing of TriState Capital, for the period June 1, 2022 through September 30, 2022, we repurchased 1.74 million shares and subsequent to that date repurchased an additional 354 thousand shares, for a cumulative repurchase through November 17, 2022 of approximately 2.1 million shares of our common stock for $200 million or approximately $96 per share. After the effect of those repurchases, $800 million remained under our Board of Directors’ share repurchase authorization. We currently expect to continue to repurchase our common stock in fiscal 2023 to offset the impact of shares issued with the acquisition of TriState Capital as well as to offset dilution from share-based compensation; however, we will continue to monitor market conditions and other capital needs as we consider these repurchases. On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, establishes a 1% excise tax on net repurchases of shares by domestic corporations whose stock is traded on an established securities market. The excise tax will be imposed on repurchases that occur after December 31, 2022 and will be recorded directly to equity as part of the repurchase transaction, rather than as a component of our provision for income taxes. The act also introduces a corporate alternative minimum tax which we do not expect to have an impact on our results of operations or cash flows in the future.

We believe we remain well-positioned entering fiscal 2023. We expect fiscal 2023 results to be further positively impacted by a full year’s impact of the combined 300-basis point increase in the Fed’s short-term benchmark interest rate during our fiscal 2022, as well as the 75-basis point increase in November 2022. With clients’ domestic cash sweep balances of $67.1 billion as of September 30, 2022 and our high concentration of floating-rate assets, we also believe we are well-positioned for any further increases in short-term interest rates, which we expect to positively impact our net interest income and our RJBDP fees from third-party banks, although we expect further declines in client cash balances in fiscal 2023 as we expect clients to continue to shift their cash to higher-yielding investment products. We also expect to continue to face macroeconomic uncertainties which may continue to have a negative impact on equity and fixed income markets. As a result, we may experience volatility in asset management fees and brokerage revenues, as well as investment banking revenues, despite our strong investment banking pipelines. In addition, asset management and related administrative fees will be negatively impacted in our fiscal first quarter of 2023 by the 3% sequential decrease in PCG fee-based assets as of September 30, 2022 and lower financial assets under management; however, our recruiting pipelines remain strong and we continue to see solid retention of existing advisors. Net loan growth should result in additional provisions for credit losses and future economic deterioration could result in increased bank loan provisions for credit losses in future periods. In addition, although we remain focused on the management of expenses, we expect that expenses will continue to increase in part as a result of inflationary pressures on our costs, as business and event-related travel occur throughout the entire fiscal year 2023, and as we continue to make investments in our people and technology to support our growth.

Year ended September 30, 2021 compared with the year ended September 30, 2020

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K for a discussion of our fiscal 2021 results compared to fiscal 2020.

(1)     For additional information, please see the “Liquidity and capital resources - Sources of liquidity” section in this MD&A.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES TO GAAP FINANCIAL MEASURES

We utilize certain non-GAAP financial measures as additional measures to aid in, and enhance, the understanding of our financial results and related measures. We believe certain of these non-GAAP financial measures provide useful information to management and investors by excluding certain material items that may not be indicative of our core operating results. We utilize these non-GAAP financial measures in assessing the financial performance of the business, as they facilitate a meaningful comparison of current- and prior-period results. In fiscal 2022, certain of our non-GAAP financial measures were adjusted for additional expenses directly related to our acquisitions that we believe are not indicative of our core operating results, including acquisition-related retention, amortization of identifiable intangible assets arising from acquisitions, and the initial provision for credit losses on loans acquired and lending commitments assumed as a result of the TriState Capital acquisition. Prior periods, where applicable, have been conformed to the current period presentation. We believe that ROTCE is meaningful to investors as this measure facilitates comparison of our results to the results of other companies. In the following tables, the tax effect of non-GAAP adjustments reflects the statutory rate associated with each non-GAAP item. These non-GAAP financial measures should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP. In addition, our non-GAAP financial measures may not be comparable to similarly titled non-GAAP financial measures of other companies. The following tables provide a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures for the periods indicated.

	Year ended September 30,
$ in millions	2022	2021
Net income available to common shareholders	$1,505	$1,403
Non-GAAP adjustments:
Expenses directly related to acquisitions included in the following financial statement line items:
Compensation, commissions and benefits:
Acquisition-related retention	58	48
Other acquisition-related compensation	2	1
Total “Compensation, commissions and benefits” expense	60	49
Professional fees	12	10
Bank loan provision/(benefit) for credit losses — Initial provision for credit losses on acquired loans	26	—
Other:
Amortization of identifiable intangible assets	33	21
Initial provision for credit losses on acquired lending commitments	5	—
All other acquisition-related expenses	11	2
Total “Other” expense	49	23
Total expenses related to acquisitions	147	82
Losses on extinguishment of debt	—	98
Pre-tax impact of non-GAAP adjustments	147	180
Tax effect of non-GAAP adjustments	(37)	(43)
Total non-GAAP adjustments, net of tax	110	137
Adjusted net income available to common shareholders	$1,615	$1,540

Compensation, commissions and benefits expense	$7,329	$6,584
Less: Total compensation-related acquisition expenses (as detailed above)	60	49
Adjusted “Compensation, commissions and benefits” expense	$7,269	$6,535

Total compensation ratio	66.6%	67.5%
Less the impact of non-GAAP adjustments on compensation ratio:
Acquisition-related retention	0.5%	0.5%
Other acquisition-related compensation	—%	—%
Total “Compensation, commissions and benefits” expenses related to acquisitions	0.5%	0.5%
Adjusted total compensation ratio	66.1%	67.0%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

	Year ended September 30,
	2022	2021
Diluted earnings per common share	$6.98	$6.63
Impact of non-GAAP adjustments on diluted earnings per common share:
Compensation, commissions and benefits:
Acquisition-related retention	0.27	0.23
Other acquisition-related compensation	0.01	—
Total “Compensation, commissions and benefits” expense	0.28	0.23
Professional fees	0.06	0.05
Bank loan provision/(benefit) for credit losses — Initial provision for credit losses on acquired loans	0.12	—
Other:
Amortization of identifiable intangible assets	0.15	0.10
Initial provision for credit losses on acquired lending commitments	0.02	—
All other acquisition-related expenses	0.05	0.01
Total “Other” expense	0.22	0.11
Total expenses related to acquisitions	0.68	0.39
Losses on extinguishment of debt	—	0.46
Tax effect of non-GAAP adjustments	(0.17)	(0.20)
Total non-GAAP adjustments, net of tax	0.51	0.65
Adjusted diluted earnings per common share	$7.49	$7.28

	As of
$ in millions	September 30, 2022	September 30, 2021
Total common equity attributable to Raymond James Financial, Inc.	$9,338	$8,245
Less non-GAAP adjustments:
Goodwill and identifiable intangible assets, net	1,931	882
Deferred tax liabilities related to goodwill and identifiable intangible assets, net	(126)	(64)
Tangible common equity attributable to Raymond James Financial, Inc.	$7,533	$7,427

	Year ended September 30,
$ in millions	2022	2021
Average common equity	$8,836	$7,635
Impact of non-GAAP adjustments on average common equity:
Compensation, commissions and benefits:
Acquisition-related retention	27	23
Other acquisition-related compensation	1	—
Total “Compensation, commissions and benefits” expense	28	23
Professional fees	6	4
Bank loan provision/(benefit) for credit losses — Initial provision for credit losses on acquired loans	10	—
Other:
Amortization of identifiable intangible assets	16	9
Initial provision for credit losses on acquired lending commitments	2	—
All other acquisition-related expenses	6	1
Total “Other” expense	24	10
Total expenses related to acquisitions	68	37
Losses on extinguishment of debt	—	39
Tax effect of non-GAAP adjustments	(17)	(18)
Total non-GAAP adjustments, net of tax	51	58
Adjusted average common equity	$8,887	$7,693

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

	Year ended September 30,
$ in millions	2022	2021
Average common equity	$8,836	$7,635
Less:
Average goodwill and identifiable intangible assets, net	1,322	809
Deferred tax liabilities related to goodwill and identifiable intangible assets, net	(94)	(53)
Average tangible common equity	$7,608	$6,879
Impact of non-GAAP adjustments on average tangible common equity:
Compensation, commissions and benefits:
Acquisition-related retention	27	23
Other acquisition-related compensation	1	—
Total “Compensation, commissions and benefits” expense	28	23
Professional fees	6	4
Bank loan provision/(benefit) for credit losses — Initial provision for credit losses on acquired loans	10	—
Other:
Amortization of identifiable intangible assets	16	9
Initial provision for credit losses on acquired lending commitments	2	—
All other acquisition-related expenses	6	1
Total “Other” expense	24	10
Total expenses related to acquisitions	68	37
Losses on extinguishment of debt	—	39
Tax effect of non-GAAP adjustments	(17)	(18)
Total non-GAAP adjustments, net of tax	51	58
Adjusted average tangible common equity	$7,659	$6,937

Return on common equity	17.0%	18.4%
Adjusted return on common equity	18.2%	20.0%
Return on tangible common equity	19.8%	20.4%
Adjusted return on tangible common equity	21.1%	22.2%

Total compensation ratio is computed by dividing compensation, commissions and benefits expense by net revenues for each respective period. Adjusted total compensation ratio is computed by dividing adjusted compensation, commissions and benefits expense by net revenues for each respective period.

Tangible common equity is computed by subtracting goodwill and identifiable intangible assets, net, along with the associated deferred tax liabilities, from total common equity attributable to RJF. Average common equity is computed by adding the total common equity attributable to RJF as of each quarter-end date during the indicated fiscal year to the beginning of the year total, and dividing by five, or in the case of average tangible common equity, computed by adding tangible common equity as of each quarter-end date during the indicated fiscal year to the beginning of the year total, and dividing by five. Adjusted average common equity is computed by adjusting for the impact on average common equity of the non-GAAP adjustments, as applicable for each respective period. Adjusted average tangible common equity is computed by adjusting for the impact on average tangible common equity of the non-GAAP adjustments, as applicable for each respective period.

ROCE is computed by dividing net income available to common shareholders by average common equity for each respective period or, in the case of ROTCE, computed by dividing net income available to common shareholders by average tangible common equity for each respective period. Adjusted ROCE is computed by dividing adjusted net income available to common shareholders by adjusted average common equity for each respective period, or in the case of adjusted ROTCE, computed by dividing adjusted net income available to common shareholders by adjusted average tangible common equity for each respective period.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

NET INTEREST ANALYSIS

Largely in response to inflationary pressures, the Fed has rapidly increased its benchmark short-term interest rates, from the near-zero interest rates that existed starting in fiscal 2020 and continuing throughout fiscal 2021 through February 2022, to gradual increases commencing in March 2022, ending at a range of 3.00% to 3.25% as of September 30, 2022. The Fed indicated that it intends to closely monitor short-term interest rates into our fiscal 2023, and in fact, enacted an additional 75-basis point increase in November 2022. The following table details the Fed’s short-term interest rate activity since fiscal 2020.

RJF fiscal quarter ended	Date of interest rate action	Increase/(decrease) in interest rates (in basis points)	Fed funds target rate
March 31, 2020	March 16, 2020	(100)	0.00% - 0.25%
March 31, 2022	March 17, 2022	25	0.25% - 0.50%
June 30, 2022	May 5, 2022	50	0.75% - 1.00%
June 30, 2022	June 16, 2022	75	1.50% - 1.75%
September 30, 2022	July 28, 2022	75	2.25% - 2.50%
September 30, 2022	September 22, 2022	75	3.00% - 3.25%
Rate changes subsequent to September 30, 2022
December 31, 2022	November 3, 2022	75	3.75% - 4.00%

Increases in short-term interest rates positively impacted our net interest income during our fiscal 2022, as well as the fee income we earn from third-party banks on client cash balances swept to such banks as part of the RJBDP (included in account and service fees), which are also sensitive to changes in interest rates.

Given the relationship between our interest-sensitive assets and liabilities (primarily held in our PCG, Bank, and Other segments) and the nature of fees we earn from third-party banks in the RJBDP, increases in short-term interest rates generally result in an increase in our net earnings, although the magnitude of the impact to our net interest margin depends on the yields on interest-earning assets relative to the cost of interest-bearing liabilities, including deposit rates paid to clients on their cash balances. Changes to the regulatory landscape governing the fees the firm earns on client assets, including cash sweep balances, could negatively impact our earnings. In addition, our pace of loan growth may fluctuate over time in response to changes in interest rates. As a result of our diverse funding sources, strong loan growth and high concentration of floating-rate assets, we benefited from the increases in short-term interest rates in fiscal 2022 and believe we are well-positioned for our net interest earnings and RJBDP fees to continue to be favorably impacted by the fiscal year 2022, as well as any fiscal 2023, increases in short-term rates. However, we also expect the benefit to our RJBDP fees to be partially offset by a decline in domestic client sweep balances as a portion of this cash gets invested in higher-yielding investments.

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

	Year ended September 30,
	2022			2021			2020
$ in millions	Average balance	Interest	Average rate	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest-earning assets:
Bank segment:
Cash and cash equivalents	$1,884	$18	0.98%	$1,612	$2	0.14%	$1,981	$11	0.55%
Available-for-sale securities	9,651	136	1.40%	7,950	85	1.07%	4,250	83	1.94%
Loans held for sale and investment: (1) (2)
Loans held for investment:
SBL	9,561	324	3.34%	4,989	112	2.22%	3,559	112	3.10%
C&I loans	9,493	313	3.25%	7,828	201	2.54%	7,860	274	3.43%
CRE loans	4,205	158	3.70%	2,703	70	2.56%	2,589	88	3.34%
REIT loans	1,339	44	3.28%	1,273	32	2.48%	1,333	42	3.09%
Residential mortgage loans	6,170	170	2.76%	5,110	140	2.72%	4,874	148	3.04%
Tax-exempt loans (3)	1,355	35	3.15%	1,270	34	3.31%	1,246	33	3.35%
Loans held for sale	229	7	3.24%	163	4	2.55%	130	5	3.70%
Total loans held for sale and investment	32,352	1,051	3.24%	23,336	593	2.55%	21,591	702	3.25%
All other interest-earning assets	124	4	3.29%	182	4	1.50%	223	4	2.04%
Interest-earning assets — Bank segment	$44,011	$1,209	2.74%	$33,080	$684	2.07%	$28,045	$800	2.85%
All other segments:
Cash and cash equivalents	$4,114	$30	0.73%	$3,949	$10	0.25%	$3,192	$30	0.94%
Assets segregated for regulatory purposes and restricted cash	14,826	96	0.65%	8,735	15	0.17%	3,042	28	0.94%
Trading assets — debt securities	621	27	4.38%	475	13	2.67%	493	18	3.56%
Brokerage client receivables	2,529	100	3.94%	2,280	77	3.37%	2,232	84	3.77%
All other interest-earning assets	1,944	46	2.33%	1,594	24	1.54%	1,573	40	2.54%
Interest-earning assets — all other segments	$24,034	$299	1.24%	$17,033	$139	0.82%	$10,532	$200	1.90%
Total interest-earning assets	$68,045	$1,508	2.22%	$50,113	$823	1.64%	$38,577	$1,000	2.59%
Interest-bearing liabilities:
Bank segment:
Bank deposits:
Money market and savings accounts	$36,693	$81	0.22%	$28,389	$3	0.01%	$23,714	$20	0.09%
Interest-bearing checking accounts	2,061	39	1.88%	162	3	1.86%	92	2	1.86%
Certificates of deposit	870	15	1.68%	904	17	1.90%	1,006	20	2.03%
Total bank deposits (4)	39,624	135	0.34%	29,455	23	0.08%	24,812	42	0.17%
FHLB advances and all other interest-bearing liabilities	1,001	21	2.15%	864	19	2.12%	889	20	2.21%
Interest-bearing liabilities — Bank segment	$40,625	$156	0.38%	$30,319	$42	0.14%	$25,701	$62	0.24%
All other segments:
Trading liabilities — debt securities	$325	$12	3.64%	$150	$2	1.39%	$165	$3	1.83%
Brokerage client payables	15,530	24	0.15%	10,180	3	0.03%	4,179	11	0.28%
Senior notes payable	2,037	93	4.44%	2,078	96	4.58%	1,800	85	4.72%
All other interest-bearing liabilities	257	20	2.76%	241	7	1.14%	456	17	2.24%
Interest-bearing liabilities — all other segments	$18,149	$149	0.82%	$12,649	$108	0.85%	$6,600	$116	1.76%
Total interest-bearing liabilities	$58,774	$305	0.52%	$42,968	$150	0.34%	$32,301	$178	0.54%
Firmwide net interest income		$1,203			$673			$822
Net interest margin (net yield on interest-earning assets)
Bank segment			2.39%			1.95%			2.63%
Firmwide			1.77%			1.35%			2.14%
(1) Loans are presented net of unamortized discounts, unearned income, and deferred loan fees and costs.
(2) Nonaccrual loans are included in the average loan balances. Any payments received for corporate nonaccrual loans are applied entirely to principal. Interest income on residential mortgage nonaccrual loans is recognized on a cash basis.
(3) The yield on tax-exempt loans in the preceding table is presented on a taxable-equivalent basis utilizing the applicable federal statutory rates for each of the years presented.
(4) The average balance, interest expense, and average rate for “Total bank deposits” included amounts associated with affiliate deposits. Such amounts are eliminated in consolidation and are offset in “All other interest-bearing liabilities” under “All other segments”.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. Changes attributable to both volume and rate have been allocated proportionately.

	Year ended September 30,
	2022 compared to 2021			2021 compared to 2020
	Increase/(decrease) due to			Increase/(decrease) due to
$ in millions	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:	Interest income
Bank segment:
Cash and cash equivalents	$—	$16	$16	$(2)	$(7)	$(9)
Available-for-sale securities	21	30	51	71	(69)	2
Loans held for sale and investment:
Loans held for investment:
SBL	137	75	212	45	(45)	—
C&I loans	48	64	112	(1)	(72)	(73)
CRE loans	49	39	88	4	(22)	(18)
REIT loans	2	10	12	(2)	(8)	(10)
Residential mortgage loans	28	2	30	8	(16)	(8)
Tax-exempt loans	3	(2)	1	2	(1)	1
Loans held for sale	2	1	3	1	(2)	(1)
Total loans held for sale and investment	269	189	458	57	(166)	(109)
All other interest-earning assets	(2)	2	—	—	—	—
Interest-earning assets — Bank segment	$288	$237	$525	$126	$(242)	$(116)
All other segments:
Cash and cash equivalents	$—	$20	$20	$5	$(25)	$(20)
Assets segregated for regulatory purposes and restricted cash	16	65	81	54	(67)	(13)
Trading assets — debt securities	5	9	14	(1)	(4)	(5)
Brokerage client receivables	9	14	23	2	(9)	(7)
All other interest-earning assets	6	16	22	—	(16)	(16)
Interest-earning assets — all other segments	$36	$124	$160	$60	$(121)	$(61)
Total interest-earning assets	$324	$361	$685	$186	$(363)	$(177)

Interest-bearing liabilities:	Interest expense
Bank segment:
Bank deposits:
Money market and savings accounts	$1	$77	$78	$3	$(20)	$(17)
Interest-bearing checking accounts	36	—	36	1	—	1
Certificates of deposit	(1)	(1)	(2)	(2)	(1)	(3)
Total bank deposits	36	76	112	2	(21)	(19)
FHLB advances and all other interest-bearing liabilities	2	—	2	—	(1)	(1)
Interest-bearing liabilities — Bank segment	$38	$76	$114	$2	$(22)	$(20)
All other segments:
Trading liabilities — debt securities	5	5	10	—	(1)	(1)
Brokerage client payables	3	18	21	17	(25)	(8)
Senior notes payable	(1)	(2)	(3)	13	(2)	11
All other interest-bearing liabilities	1	12	13	(10)	—	(10)
Interest-bearing liabilities — all other segments	$8	$33	$41	$20	$(28)	$(8)
Total interest-bearing liabilities	$46	$109	$155	$22	$(50)	$(28)
Change in firmwide net interest income	$278	$252	$530	$164	$(313)	$(149)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

RESULTS OF OPERATIONS – PRIVATE CLIENT GROUP

Through our PCG segment, we provide financial planning, investment advisory and securities transaction services for which we generally charge either asset-based fees (presented in “Asset management and related administrative fees”) or sales commissions (presented in “Brokerage revenues”). We also earn revenues for distribution and related support services performed primarily related to mutual funds, fixed and variable annuities and insurance products. Asset management and related administrative fees and brokerage revenues in this segment are typically correlated with the level of PCG client AUA, including those in fee-based accounts, as well as the overall U.S. equity markets. In periods where equity markets improve, AUA and client activity generally increase, thereby having a favorable impact on net revenues.

We also earn servicing fees, such as omnibus and education and marketing support fees, from mutual fund and annuity companies whose products we distribute. Servicing fees earned from mutual fund and annuity companies are based on the level of assets, a flat fee or number of positions in such programs. Our PCG segment also earns fees from banks to which we sweep clients’ cash in the RJBDP, including both third-party banks and our Bank segment. Such fees, which generally fluctuate based on average balances in the program and short-term interest rates, are included in “Account and service fees.” See “Clients’ domestic cash sweep balances” in the “Selected key metrics” section for further information about fees earned from the RJBDP.

Net interest income in the PCG segment is primarily generated by interest earnings on assets segregated for regulatory purposes and on margin loans provided to clients, less interest paid on client cash balances in the CIP. Amounts are impacted by client cash balances in the CIP and short-term interest rates. Higher client cash balances generally lead to increased net interest income, depending on interest rate spreads realized in the CIP (i.e., between interest received on assets segregated for regulatory purposes and interest paid on CIP balances). For more information on client cash balances, see “Clients’ domestic cash sweep balances” in the “Selected key metrics” section.

For an overview of our PCG segment operations, refer to the information presented in “Item 1 - Business” of this Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Operating results

	Year ended September 30,			% change
$ in millions	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Revenues:
Asset management and related administrative fees	$4,710	$4,056	$3,162	16%	28%
Brokerage revenues:
Mutual and other fund products	620	670	567	(7)%	18%
Insurance and annuity products	438	438	397	—%	10%
Equities, ETFs and fixed income products	458	438	419	5%	5%
Total brokerage revenues	1,516	1,546	1,383	(2)%	12%
Account and service fees:
Mutual fund and annuity service fees	428	408	348	5%	17%
RJBDP fees:
Bank segment	357	183	180	95%	2%
Third-party banks	202	76	150	166%	(49)%
Client account and other fees	220	157	129	40%	22%
Total account and service fees	1,207	824	807	46%	2%
Investment banking	38	47	41	(19)%	15%
Interest income	249	123	155	102%	(21)%
All other	32	25	27	28%	(7)%
Total revenues	7,752	6,621	5,575	17%	19%
Interest expense	(42)	(10)	(23)	320%	(57)%
Net revenues	7,710	6,611	5,552	17%	19%
Non-interest expenses:
Financial advisor compensation and benefits	4,696	4,204	3,428	12%	23%
Administrative compensation and benefits	1,199	1,015	971	18%	5%
Total compensation, commissions and benefits	5,895	5,219	4,399	13%	19%
Non-compensation expenses:
Communications and information processing	332	275	251	21%	10%
Occupancy and equipment	198	179	175	11%	2%
Business development	126	71	79	77%	(10)%
Professional fees	56	46	33	22%	39%
All other	73	72	76	1%	(5)%
Total non-compensation expenses	785	643	614	22%	5%
Total non-interest expenses	6,680	5,862	5,013	14%	17%
Pre-tax income	$1,030	$749	$539	38%	39%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Selected key metrics

PCG client asset balances

	As of September 30,
$ in billions	2022	2021	2020
AUA (1)	$1,039.0	$1,115.4	$883.3
Assets in fee-based accounts (1) (2)	$586.0	$627.1	$475.3
Percent of AUA in fee-based accounts	56.4%	56.2%	53.8%

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

PCG AUA and PCG assets in fee-based accounts each decreased 7% compared with the prior year, as the positive impacts of strong net inflows of client assets and the Charles Stanley acquisition were more than offset by a decline in market values. PCG assets in fee-based accounts continued to be a significant percentage of overall PCG AUA due to many clients’ preference for fee-based alternatives versus transaction-based accounts and, as a result, a significant portion of our PCG revenues is more directly impacted by market movements.

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

The vast majority of the revenues we earn from fee-based accounts is recorded in “Asset management and related administrative fees” on our Consolidated Statements of Income and Comprehensive Income. Fees received from such accounts are based on the value of client assets in fee-based accounts and vary based on the specific account types in which the client invests and the level of assets in the client relationship. As fees for the majority of such accounts are billed based on balances as of the beginning of the quarter, revenues from fee-based accounts may not be immediately affected by changes in asset values, but rather the impacts are seen in the following quarter. Assets in fee-based accounts in this segment decreased 3% as of September 30, 2022 compared with June 30, 2022, which we expect will have an unfavorable impact on our related revenues in our fiscal first quarter of 2023.

PCG AUA included assets associated with firms affiliated with us through our RCS division of $108.5 billion as of September 30, 2022, $92.7 billion as of September 30, 2021, and $59.7 billion as of September 30, 2020, of which $89.9 billion, $77.2 billion, and $47.4 billion as of September 30, 2022, 2021, and 2020, respectively, were fee-based assets. Based on the nature of the services provided to such firms, revenues related to these assets are included in “Account and services fees.”

Financial advisors

	As of September 30,
	2022	2021	2020
Employees	3,638	3,461	3,404
Independent contractors	5,043	5,021	4,835
Total advisors	8,681	8,482	8,239

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The number of financial advisors as of September 30, 2022 increased compared to the prior year due to strong recruiting and retention of existing advisors and the addition of nearly 200 financial advisors with the Charles Stanley acquisition in January 2022, partially offset by the transfer of 222 advisors previously affiliated primarily as independent contractors to our RCS division (including one firm with 166 financial advisors). We expect to continue to experience transfers of financial advisors to our RCS division in fiscal 2023; however, consistent with our experience in fiscal 2022, we do not expect these financial advisor transfers to significantly impact our results of operations. Advisors in our RCS division are not included in our financial advisor count metric although their client assets are included in PCG AUA. The recruiting pipeline remains robust across our affiliation options; however, the timing of financial advisors joining the firm may be impacted by market uncertainty.

Clients’ domestic cash sweep balances

	As of September 30,
$ in millions	2022	2021	2020
RJBDP:
Bank segment	$38,705	$31,410	$25,599
Third-party banks	21,964	24,496	25,998
Subtotal RJBDP	60,669	55,906	51,597
CIP	6,445	10,762	3,999
Total clients’ domestic cash sweep balances	$67,114	$66,668	$55,596

	Year ended September 30,
	2022	2021	2020
Average yield on RJBDP - third-party banks	0.82%	0.30%	0.77%

A significant portion of our domestic clients’ cash is included in the RJBDP, a multi-bank sweep program in which clients’ cash deposits in their accounts are swept into interest-bearing deposit accounts at either Raymond James Bank or TriState Capital Bank, which are included in our Bank segment, or various third-party banks. Our PCG segment earns servicing fees for the administrative services we provide related to our clients’ deposits that are swept to such banks as part of the RJBDP. These servicing fees are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates and the interest paid to clients on balances in the RJBDP. Under our current intersegment policies, the PCG segment receives the greater of a base servicing fee or a net yield equivalent to the average yield that the firm would otherwise receive from third-party banks in the RJBDP. This is a different intersegment policy than that which was in place in prior years, during the last interest rate cycle. The result of this change is that the PCG segment revenues will reflect increased fee revenues as the yield from third-party banks in the program continues to rise and the Bank segment RJBDP servicing costs reflect the market rate. The fees that the PCG segment earns from the Bank segment, as well as the servicing costs incurred on the deposits in the Bank segment, are eliminated in the computation of our consolidated results.

The “Average yield on RJBDP - third-party banks” in the preceding table is computed by dividing RJBDP fees from third-party banks, which are net of the interest expense paid to clients by the third-party banks, by the average daily RJBDP balance at third-party banks. The average yield on RJBDP - third-party banks increased from the prior year as a result of the combined 300-basis point increase in the Fed’s short-term benchmark interest rate during our fiscal 2022, as compared to the prior year, which reflected a full year of near-zero short-term interest rates. We expect our fiscal 2023 results will benefit from a full-year’s impact of the Fed’s short-term rate increases enacted toward the end of fiscal 2022, as well as the rate increase in November 2022, with our average yield on RJBDP - third-party banks expected to approximate 2.5% for our fiscal first quarter of 2023.

Although client cash balances remained elevated for the majority of fiscal 2022, cash balances declined at the end of the year, resulting in only a 1% increase as of September 30, 2022 compared with September 30, 2021. We expect this recent trend to continue into fiscal 2023, as clients continue to move cash from lower-yielding bank deposits to higher-yielding investment products. PCG segment results can be impacted not only by changes in the level of client cash balances, but also by the allocation of client cash balances between RJBDP and our CIP, as the PCG segment may earn different amounts from each of these client cash destinations, depending on multiple factors.

Year ended September 30, 2022 compared with the year ended September 30, 2021

Net revenues of $7.71 billion increased 17% and pre-tax income of $1.03 billion increased 38%.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Asset management and related administrative fees increased $654 million, or 16%, primarily due to higher assets in fee-based accounts at the beginning of most of the current-year quarterly billing periods compared with the prior-year quarterly billing periods and, to a lesser extent, incremental revenues arising from our acquisition of Charles Stanley.

Brokerage revenues decreased $30 million, or 2%, primarily due to lower trailing placement fees from mutual and other fund products and annuity products, resulting from lower asset values for products for which we receive trails, partially offset by incremental revenues from our acquisition of Charles Stanley.

Account and service fees increased $383 million, or 46%, primarily due to an increase in RJBDP fees from both third-party banks and our Bank segment due to the increase in short-term rates during the current year, as well as higher client cash balances in the RJBDP. Client account and other fees also increased, resulting from incremental revenues from our acquisitions of NWPS Holdings Inc. at the end of our fiscal first quarter of 2021 and Charles Stanley in our fiscal second quarter of 2022, as well as higher account maintenance fees resulting from an increase in the fee per account effective during the current fiscal year. Mutual fund service fees increased due to higher average mutual fund assets.

Net interest income increased $94 million, or 83%, due to both the increase in short-term interest rates and higher average balances of interest-earning assets such as assets segregated for regulatory purposes, which benefited from higher average CIP balances during the current year. Although client cash balances remained elevated for the majority of fiscal 2022, cash balances declined at the end of the year. We expect this recent trend to continue into fiscal 2023, as clients continue to move cash to higher-yielding investments.

Compensation-related expenses increased $676 million, or 13%, primarily due to higher asset management fee revenues, as well as incremental expenses resulting from our acquisition of Charles Stanley and an increase in compensation costs to support our growth.

Non-compensation expenses increased $142 million, or 22%, driven by incremental expenses resulting from our acquisition of Charles Stanley, increases in travel and event-related expenses compared with the low levels incurred in the prior year, higher communications and information processing expenses primarily due to ongoing enhancements of our technology platforms, and increasing real estate rent costs.

Year ended September 30, 2021 compared with the year ended September 30, 2020

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K for a discussion of our fiscal 2021 results compared to fiscal 2020.

RESULTS OF OPERATIONS – CAPITAL MARKETS

Our Capital Markets segment conducts investment banking, institutional sales, securities trading, equity research, and the syndication and management of investments in low-income housing funds and funds of a similar nature, the majority of which qualify for tax credits.

We provide various investment banking services, including merger & acquisition advisory, and other advisory services, underwriting or advisory services on public and private equity and debt financing for corporate clients, and public financing activities. Revenues from investment banking activities are driven principally by our role in the transaction and the number and sizes of the transactions with which we are involved.

We earn brokerage revenues for the sale of both equity and fixed income products to institutional clients, as well as from our market-making activities in fixed income debt securities. Client activity is influenced by a combination of general market activity and our Capital Markets group’s ability to find attractive investment opportunities for clients.  In certain cases, we transact on a principal basis, which involves the purchase of securities from, and the sale of securities to, our clients as well as other dealers who may be purchasing or selling securities for their own account or acting on behalf of their clients.  Profits and losses related to this activity are primarily derived from the spreads between bid and ask prices, as well as market trends for the individual securities during the period we hold them. To facilitate such transactions, we carry inventories of financial instruments. In our fixed income businesses, we also enter into interest rate swaps and futures contracts to facilitate client transactions or to actively manage risk exposures.

For an overview of our Capital Markets segment operations, refer to the information presented in “Item 1 - Business” of this Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Operating results

	Year ended September 30,			% change
$ in millions	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Revenues:
Brokerage revenues:
Fixed income	$448	$515	$421	(13)%	22%
Equity	142	145	150	(2)%	(3)%
Total brokerage revenues	590	660	571	(11)%	16%
Investment banking:
Merger & acquisition and advisory	709	639	290	11%	120%
Equity underwriting	210	285	185	(26)%	54%
Debt underwriting	143	172	133	(17)%	29%
Total investment banking	1,062	1,096	608	(3)%	80%
Interest income	36	16	25	125%	(36)%
Affordable housing investments business revenues	127	105	83	21%	27%
All other	21	18	20	17%	(10)%
Total revenues	1,836	1,895	1,307	(3)%	45%
Interest expense	(27)	(10)	(16)	170%	(38)%
Net revenues	1,809	1,885	1,291	(4)%	46%
Non-interest expenses:
Compensation, commissions and benefits	1,065	1,055	774	1%	36%
Non-compensation expenses:
Communications and information processing	89	83	77	7%	8%
Occupancy and equipment	38	37	36	3%	3%
Business development	45	34	47	32%	(28)%
Professional fees	47	54	48	(13)%	13%
All other	110	90	84	22%	7%
Total non-compensation expenses	329	298	292	10%	2%
Total non-interest expenses	1,394	1,353	1,066	3%	27%
Pre-tax income	$415	$532	$225	(22)%	136%

Year ended September 30, 2022 compared with the year ended September 30, 2021

Net revenues of $1.81 billion decreased 4% and pre-tax income of $415 million decreased 22%.

Investment banking revenues decreased $34 million, or 3%, due to a significant decline in both equity and debt underwriting activity, resulting from the impact of market uncertainty during the current year. Merger & acquisition and advisory revenues increased, reflecting high levels of client activity, as well as a full year of revenues related to our fiscal 2021 acquisitions of Financo and Cebile. Our investment banking pipeline remains strong, reflecting the investments we have made over the past several years, however, continued market uncertainty could delay, or ultimately prevent, the closing of transactions, which could negatively impact our results in fiscal 2023.

Brokerage revenues decreased $70 million, or 11%, due to a significant decrease in fixed income brokerage revenues, which remained solid but were lower than the prior year as a result of a challenging and uncertain interest rate environment compared with the prior year, partially offset by incremental revenues from SumRidge Partners, which was acquired on July 1, 2022. We expect fixed income brokerage revenues to continue to be negatively impacted by market uncertainty and a decline in cash balances at our depository institution clients during fiscal 2023; however, we expect some amount of offsetting benefit to our results from a full year of revenues from SumRidge Partners.

Affordable housing investment business revenues increased $22 million, or 21%, primarily reflecting continued strong business activity levels as well as gains on the sales of certain properties during the current year.

Compensation-related expenses increased $10 million, or 1%, due to higher share-based compensation amortization and salaries, primarily due to our acquisition of SumRidge Partners and a full year of our prior year acquisitions of Financo and Cebile, inflationary and market compensation pressures, and to support our growth, partially offset by a decrease resulting from lower compensable revenues.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Non-compensation expenses increased $31 million, or 10%, primarily due to increased travel and event-related expenses, as well as an increase in expenses associated with our acquisition of SumRidge Partners and to support our growth, partially offset by lower investment banking deal expenses due to lower underwriting revenues compared with the prior year.

Year ended September 30, 2021 compared with the year ended September 30, 2020

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K for a discussion of our fiscal 2021 results compared to fiscal 2020.

RESULTS OF OPERATIONS – ASSET MANAGEMENT

Our Asset Management segment earns asset management and related administrative fees for providing asset management, portfolio management and related administrative services to retail and institutional clients. This segment oversees the portion of our fee-based AUA invested in “managed programs” for our PCG clients through AMS and through RJ Trust. This segment also provides asset management services through Raymond James Investment Management for certain retail accounts managed on behalf of third-party institutions, institutional accounts, and proprietary mutual funds that we manage, generally utilizing active portfolio management strategies. Asset management fees are based on fee-billable assets under management, which are impacted by market fluctuations and net inflows or outflows of assets. Rising equity markets have historically had a positive impact on revenues as existing accounts increase in value. Conversely, declining markets typically have a negative impact on revenue levels.

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

Operating results

	Year ended September 30,			% change
$ in millions	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Revenues:
Asset management and related administrative fees:
Managed programs	$585	$570	$481	3%	19%
Administration and other	297	267	207	11%	29%
Total asset management and related administrative fees	882	837	688	5%	22%
Account and service fees	22	18	16	22%	13%
All other	10	12	11	(17)%	9%
Net revenues	914	867	715	5%	21%
Non-interest expenses:
Compensation, commissions and benefits	194	182	177	7%	3%
Non-compensation expenses:
Communications and information processing	53	47	45	13%	4%
Investment sub-advisory fees	149	127	99	17%	28%
All other	132	122	110	8%	11%
Total non-compensation expenses	334	296	254	13%	17%
Total non-interest expenses	528	478	431	10%	11%
Pre-tax income	$386	$389	$284	(1)%	37%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Selected key metrics

Managed programs

Management fees recorded in our Asset Management segment are generally calculated as a percentage of the value of our fee-billable AUM. These AUM include the portion of fee-based AUA in our PCG segment that is invested in programs overseen by our Asset Management segment (included in the “AMS” line of the following table), as well as retail accounts managed on behalf of third-party institutions, institutional accounts and proprietary mutual funds that we manage (collectively included in the “Raymond James Investment Management” line of the following table).

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

Revenues earned by Raymond James Investment Management for retail accounts managed on behalf of third-party institutions, institutional accounts and our proprietary mutual funds are recorded entirely in the Asset Management segment. Our AUM in Raymond James Investment Management are impacted by market and investment performance and net inflows or outflows of assets, including the impact of acquisitions.

Fees for our managed programs are generally collected quarterly. Approximately 65% of these fees are based on balances as of the beginning of the quarter (primarily in AMS), approximately 15% are based on balances as of the end of the quarter, and approximately 20% are based on average daily balances throughout the quarter.

Financial assets under management

	As of September 30,
$ in billions	2022	2021	2020
AMS (1)	$119.8	$134.4	$102.2
Raymond James Investment Management	64.2	67.8	59.5
Subtotal financial assets under management	184.0	202.2	161.7
Less: Assets managed for affiliated entities	(10.2)	(10.3)	(8.6)
Total financial assets under management	$173.8	$191.9	$153.1

(1)Represents the portion of our PCG segment fee-based AUA (as disclosed in “Assets in fee-based accounts” in the “Selected key metrics - PCG client asset balances” section of our “Management’s Discussion and Analysis - Results of Operations - Private Client Group”) that is invested in managed programs overseen by the Asset Management segment.

Activity (including activity in assets managed for affiliated entities)

	Year ended September 30,
$ in billions	2022	2021	2020
Financial assets under management at beginning of year	$202.2	$161.7	$150.3
Raymond James Investment Management:
Acquisition of Chartwell Investment Partners (1)	9.8	—	—
Other - net outflows	(1.5)	(0.5)	(5.4)
AMS - net inflows	9.7	13.5	6.1
Net market appreciation/(depreciation) in asset values	(36.2)	27.5	10.7
Financial assets under management at end of year	$184.0	$202.2	$161.7

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Raymond James Investment Management

Assets managed by Raymond James Investment Management include assets managed by our subsidiaries: Eagle Asset Management, Scout Investments, Reams Asset Management (a division of Scout Investments), ClariVest Asset Management, Cougar Global Investments, and Chartwell Investment Partners (“Chartwell”), which was acquired on June 1, 2022 in connection with our acquisition of TriState Capital. The following table presents Raymond James Investment Management’s AUM by objective, excluding assets for which it does not exercise discretion, as well as the approximate average client fee rate earned on such assets.

	As of September 30, 2022
$ in billions	AUM	Average fee rate
Equity	$23.1	0.56%
Fixed income	33.5	0.20%
Balanced	7.6	0.33%
Total financial assets under management	$64.2	0.35%

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

	Year ended September 30,
$ in billions	2022	2021	2020
Total assets	$329.2	$365.3	$280.6

The decrease in assets compared to the prior year was largely due to a decline in market values during the year. Administrative fees associated with these programs are predominantly based on balances at the beginning of each quarterly billing period.

RJ Trust

The following table includes assets held in asset-based programs in RJ Trust (including those managed for affiliated entities).

	Year ended September 30,
$ in billions	2022	2021	2020
Total assets	$7.3	$8.1	$7.1

Year ended September 30, 2022 compared with the year ended September 30, 2021

Net revenues of $914 million increased 5% and pre-tax income of $386 million decreased 1%.

Asset management and related administrative fees increased $45 million, or 5%, driven by higher financial assets under management and higher assets in non-discretionary asset-based programs at the beginning of most of our current-year quarterly billing periods compared with the prior-year quarterly billing periods. We expect the declines in financial assets under management and assets in non-discretionary asset-based programs during our fiscal fourth quarter of 2022, which occurred due to the decline in market values, to negatively affect our fiscal first quarter of 2023 revenues, as the majority of our asset management and related administrative fees are billed based on balances as of the beginning of the quarter.

Compensation expenses increased $12 million, or 7%, due to an increase in salaries due to labor market pressures and to support our growth, as well as incremental compensation expenses related to Chartwell. Non-compensation expenses increased $38 million, or 13%, largely due to higher investment sub-advisory fees, resulting from higher assets under management in sub-advised programs for most of the current fiscal year, as well as incremental expenses due to the acquisition of Chartwell.

Year ended September 30, 2021 compared to the year ended September 30, 2020

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K for a discussion of our fiscal 2021 results compared to fiscal 2020.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

RESULTS OF OPERATIONS – BANK

The Bank segment provides various types of loans, including SBL, corporate loans, residential mortgage loans, and tax-exempt loans. Our Bank segment is active in corporate loan syndications and participations and lending directly to clients. We also provide FDIC-insured deposit accounts, including to clients of our broker-dealer subsidiaries, as well as other deposit and liquidity management products and services. Our Bank segment generates net interest income principally through the interest income earned on loans and an investment portfolio of available-for-sale securities, which is offset by the interest expense it pays on client deposits and on its borrowings. Our Bank segment’s net interest income is affected by the levels of interest rates, interest-earning assets and interest-bearing liabilities. Higher interest-earning asset balances and higher interest rates generally lead to increased net interest income, depending upon spreads realized on interest-bearing liabilities. For more information on average interest-earning asset and interest-bearing liability balances and the related interest income and expense, see the following discussion in this MD&A. For an overview of our Bank segment operations, refer to the information presented in “Item 1 - Business” of this Form 10-K. Our Bank segment results include the results of TriState Capital Bank since the acquisition date of June 1, 2022. See Note 3 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding this acquisition.

Operating results

	Year ended September 30,			% change
$ in millions	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Revenues:
Interest income	$1,209	$684	$800	77%	(15)%
Interest expense	(156)	(42)	(62)	271%	(32)%
Net interest income	1,053	642	738	64%	(13)%
All other	31	30	27	3%	11%
Net revenues	1,084	672	765	61%	(12)%
Non-interest expenses:
Compensation and benefits	84	51	51	65%	—%
Non-compensation expenses:
Bank loan provision/(benefit) for credit losses	100	(32)	233	NM	NM
RJBDP fees to PCG	357	183	180	95%	2%
All other	161	103	105	56%	(2)%
Total non-compensation expenses	618	254	518	143%	(51)%
Total non-interest expenses	702	305	569	130%	(46)%
Pre-tax income	$382	$367	$196	4%	87%

Year ended September 30, 2022 compared with the year ended September 30, 2021

Net revenues of $1.08 billion increased 61% and pre-tax income of $382 million increased 4%.

Net interest income increased $411 million, or 64%, due to the increase in short-term interest rates, higher average interest-earning assets, as well as incremental net interest income from the acquisition of TriState Capital Bank on June 1, 2022. The increase in average interest-earning assets was primarily driven by significant growth in SBL and residential mortgage loans, as well as higher average corporate loans and available-for-sale securities. The Bank segment net interest margin increased to 2.39% from 1.95% for the prior year. As part of our acquisition of TriState Capital, we recorded fair value adjustments of $145 million related to loans and $118 million related to available-for-sale securities, which will generally accrete into net interest income over 4 years and 7 years, respectively, exclusive of the impact of prepayments. We anticipate the Bank segment’s net interest income in our fiscal 2023 will benefit from a full year’s impact of TriState Capital Bank’s results and the Fed’s short-term interest rate increases enacted toward the end of fiscal 2022 and in November 2022, and expect the Bank segment net interest margin to approximate 3.15% for the fiscal first quarter of 2023. In addition, given that a significant portion of our interest-earning assets are sensitive to changes in short-term interest rates, we expect our net interest income to also be favorably impacted by any additional increases in short-term interest rates that may occur.

The bank loan provision for credit losses was $100 million for the current year, compared with a benefit for credit losses of $32 million for the prior year. The current-year provision included the impacts of loan growth at Raymond James Bank and a weaker macroeconomic outlook, as well as an initial provision for credit losses of $26 million recorded on loans acquired as part of the TriState Capital acquisition. The prior year benefit largely reflected improved economic forecasts used in our

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

current expected credit losses (“CECL”) model at that time, as well as improved credit ratings within our corporate loan portfolio, partially offset by the impact of loan growth. We expect to continue to grow our bank loan portfolio. Net loan growth should result in additional provisions for credit losses and future economic deterioration could result in elevated bank loan provisions for credit losses in future periods.

Compensation expenses increased $33 million, or 65%, primarily reflecting incremental compensation expenses of TriState Capital Bank.

Non-compensation expenses, excluding the bank loan provision/(benefit) for credit losses, increased $232 million, or 81%, primarily due to an increase in RJBDP and other fees paid to PCG, incremental expenses associated with TriState Capital Bank (including a $5 million initial provision for credit losses on TriState Capital Bank’s unfunded lending commitments and amortization of intangible assets), and a provision for credit losses on unfunded lending commitments unrelated to the acquisition compared with a benefit for the prior year. RJBDP fees to PCG increased $174 million, or 95%, due to an increase in short-term interest rates as well as an increase in client cash swept to Raymond James Bank as part of the RJBDP. As described in “Management’s Discussion and Analysis - Results of Operations - Private Client Group”, our Bank segment pays servicing fees to our PCG segment for the administrative services provided related to our clients’ deposits that are swept to our Bank segment as part of the RJBDP. These servicing fees are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates and the interest paid to clients on balances in the RJBDP. As the yield from third-party banks in the program continues to rise, the RJBDP servicing costs paid by our Bank segment to our PCG segment will also increase to reflect the market rate. These fees to PCG are eliminated in the computation of our consolidated results.

Year ended September 30, 2021 compared to the year ended September 30, 2020

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K for a discussion of our fiscal 2021 results compared to fiscal 2020.

RESULTS OF OPERATIONS – OTHER

This segment includes our private equity investments, which predominantly consist of investments in third-party funds, interest income on certain corporate cash balances, certain acquisition-related expenses, primarily comprised of professional fees, and certain corporate overhead costs of RJF that are not allocated to other segments, including the interest costs on our public debt and any losses on extinguishment of such debt. The Other segment also includes the reduction in workforce expenses that occurred in fiscal 2020 in response to the economic environment at that time. For an overview of our Other segment operations, refer to the information presented in “Item 1 - Business” of this Form 10-K.

Operating results

	Year ended September 30,			% change
$ in millions	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Revenues:
Interest income	$25	$8	$30	213%	(73)%
Gains/(losses) on private equity investments	9	74	(28)	(88)%	NM
All other	9	6	4	50%	50%
Total revenues	43	88	6	(51)%	1,367%
Interest expense	(93)	(96)	(88)	(3)%	9%
Net revenues	(50)	(8)	(82)	(525)%	90%
Non-interest expenses:
Compensation and all other	141	140	64	1%	119%
Losses on extinguishment of debt	—	98	—	(100)%	NM
Reduction in workforce expenses	—	—	46	—%	(100)%
Total non-interest expenses	141	238	110	(41)%	116%
Pre-tax loss	$(191)	$(246)	$(192)	22%	(28)%

Year ended September 30, 2022 compared to the year ended September 30, 2021

The pre-tax loss of $191 million was $55 million lower than the loss in the prior year.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Net revenues decreased $42 million, primarily due to lower private equity gains compared with the prior year. Private equity gains in fiscal 2022 totaled $9 million, of which an insignificant amount was attributable to noncontrolling interests. The prior year included $74 million of private equity valuation gains, of which $25 million were attributable to noncontrolling interests and were offset within other expenses. Offsetting the negative impact of the lower private equity gains, interest income increased compared with the prior year, largely due to the increase in short-term interest rates, and interest expense decreased due to lower interest expense on senior notes payable compared with the prior year, as a result of refinancing such notes at a lower interest rate.

Non-interest expenses decreased $97 million, or 41%, primarily due to losses on extinguishment of debt in the prior year related to the early-redemption our $250 million of 5.625% senior notes due 2024 and our $500 million of 3.625% senior notes due 2026, as well as the aforementioned decrease in amounts attributable to noncontrolling interests. These decreases were partially offset by an increase in professional fees associated with acquisition activities, primarily associated with our current-year acquisitions of Charles Stanley, TriState Capital, and SumRidge Partners, as well as higher executive compensation expenses due to the increase in earnings.

Year ended September 30, 2021 compared to the year ended September 30, 2020

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K for a discussion of our fiscal 2021 results compared to fiscal 2020.

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

Total assets of $80.95 billion as of September 30, 2022 were $19.06 billion, or 31%, greater than our total assets as of September 30, 2021. Our acquisition of TriState Capital during fiscal year 2022 brought significant amounts of assets and liabilities onto our balance sheet, including, as of September 30, 2022, $12.13 billion of bank loans, net, $1.55 billion of available-for-sale securities, and $721 million in goodwill and identifiable intangible assets, net. Bank loans, net also increased due to $6.12 billion in loan growth unrelated to the acquisition of TriState Capital, consisting of increases in corporate, residential, and securities-based loans. The acquisition of Charles Stanley during fiscal year 2022 contributed, as of September 30, 2022, $2.14 billion in assets segregated for regulatory purposes, as well as $201 million in goodwill and identifiable intangible assets, net. Our acquisition of SumRidge Partners contributed, as of September 30, 2022, $715 million in trading assets, $277 million in other receivables, net, and $152 million in goodwill and identifiable intangible assets, net. Deferred tax assets, net increased $325 million as a result of the decline in fair value of our available-for-sale securities portfolio primarily due to market conditions. Offsetting these increases were decreases in assets segregated for regulatory purposes and restricted cash, primarily due to a shift in client cash balances from our CIP, which is held at RJ&A and impacts our segregated assets, to our Bank segment through the RJBDP. Cash and cash equivalents decreased $1.02 billion primarily due to acquisition, dividend, and share repurchase activities. See Note 3 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information on our acquisitions.

As of September 30, 2022, our total liabilities of $71.52 billion were $17.93 billion, or 33%, greater than our total liabilities as of September 30, 2021. The increase in total liabilities was primarily due to an increase in bank deposits of $18.86 billion, which includes $13.17 billion as a result of our acquisition of TriState Capital, as well as an increase in bank deposits unrelated to the acquisition of $5.69 billion, largely due to growth in RJBDP cash balances swept to Raymond James Bank. Trading liabilities increased $660 million, primarily due to our acquisition of SumRidge Partners. Other borrowings increased $433 million, primarily reflecting the additional FHLB borrowings and subordinated note of TriState Capital. Offsetting these increases was a decrease in brokerage client payables related to the aforementioned shift in client cash balances from our CIP (included in brokerage client payables) to our Bank segment through the RJBDP (included in bank deposits), partially offset by an increase in brokerage client payables of $2.30 billion as a result of our acquisition of Charles Stanley.

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

Capital structure

Common equity (i.e., common stock, additional paid-in capital, and retained earnings) is the primary component of our capital structure. Common equity allows for the absorption of losses on an ongoing basis and for the conservation of resources during stress periods, as it provides RJF with discretion on the amount and timing of dividends and other capital actions. Information about our common equity is included in the Consolidated Statements of Financial Condition, the Consolidated Statements of Changes in Shareholders’ Equity, and Note 20 of this Form 10-K.

Under regulatory capital rules applicable to us as a bank holding company, we are required to maintain minimum leverage ratios (defined as tier 1 capital divided by adjusted average assets), as well as minimum ratios of tier 1 capital, common equity tier 1 (“CET1”), and total capital to risk-weighted assets. These capital ratios incorporate quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under the regulatory capital rules and are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. We calculate these ratios in order to assess compliance with both regulatory requirements and internal capital policies. In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. See Note 24 for further information about our regulatory capital and related capital ratios.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following table presents the components of RJF’s regulatory capital used to calculate the aforementioned regulatory capital ratios.

$ in millions	September 30, 2022
Common equity tier 1 capital/Tier 1 capital
Common stock and related additional paid-in capital	$2,989
Retained earnings	8,843
Treasury stock	(1,512)
Accumulated other comprehensive loss	(982)
Less: Goodwill and other intangibles, net of related deferred tax liabilities	(1,805)
Other adjustments	847
Common equity tier 1 capital	8,380
Additional tier 1 capital (preferred equity of $120, net $20 of other items)	100
Tier 1 capital	8,480
Tier 2 capital
Tier 2 capital instruments plus related surplus	100
Qualifying allowances for credit losses	451
Tier 2 capital	551
Total capital	$9,031

The following table presents RJF’s risk-weighted assets by exposure type used to calculate the aforementioned regulatory capital ratios.

$ in millions	September 30, 2022
On-balance sheet assets:
Corporate exposures	$20,147
Exposures to sovereign and government-sponsored entities (1)	2,002
Exposures to depository institutions, foreign banks, and credit unions	3,003
Exposures to public-sector entities	696
Residential mortgage exposures	3,732
Statutory multifamily mortgage exposures	71
High volatility commercial real estate exposures	128
Past due loans	110
Equity exposures	445
Securitization exposures	129
Other assets	7,325
Off-balance sheet:
Standby letters of credit	62
Commitments with original maturity of 1 year or less	98
Commitments with original maturity greater than 1 year	2,437
Over-the-counter derivatives	305
Other off-balance sheet items	423
Market risk-weighted assets	3,063
Total standardized risk-weighted assets	$44,176
(1)RJF’s exposure is predominantly to the U.S. government and its agencies.

Cash flows

Cash and cash equivalents (excluding amounts segregated for regulatory purposes and restricted cash) decreased $1.02 billion to $6.18 billion during the year ended September 30, 2022, primarily due to investments in bank loans and available-for-sale securities. In addition, we completed our acquisitions of Charles Stanley, TriState Capital, and SumRidge Partners for total cash consideration of $1.17 billion (including a $125 million note issued to TriState Capital prior to the acquisition) during the year ended September 30, 2022. Offsetting these cash outflows were the impacts of an increase in bank deposits, cash received from the sale of U.S. Treasury securities (“U.S. Treasuries”) previously segregated for regulatory purposes, as well as positive net income during the period.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Sources of liquidity

Approximately $1.91 billion of our total September 30, 2022 cash and cash equivalents included cash held at RJF, the parent company, which included cash loaned to RJ&A. These amounts include the impact of significant dividends from RJ&A during the year ended September 30, 2022, as well as dividends from other RJF subsidiaries. As of September 30, 2022, RJF had loaned $1.30 billion to RJ&A (such amount is included in the RJ&A cash balance in the following table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

The following table presents our holdings of cash and cash equivalents.

$ in millions	September 30, 2022
RJF	$629
RJ&A	2,151
Raymond James Bank	1,205
RJ Ltd.	714
TriState Capital Bank	532
Raymond James Capital Services, LLC	243
RJFS	151
Charles Stanley Group Limited	104
Raymond James Investment Management	87
Other subsidiaries	362
Total cash and cash equivalents	$6,178

RJF maintained depository accounts at Raymond James Bank with a balance of $260 million as of September 30, 2022. The portion of this total that was available on demand without restrictions, which amounted to $230 million as of September 30, 2022, is reflected in the RJF cash balance and excluded from Raymond James Bank’s cash balance in the preceding table.

A large portion of the cash and cash equivalents balances at our non-U.S subsidiaries, including RJ Ltd., as of September 30, 2022 was held to meet regulatory requirements and was not available for use by the parent.

In addition to the cash balances described, we have various other potential sources of cash available to the parent company from subsidiaries, as described in the following section.

Liquidity available from subsidiaries

Liquidity is principally available to RJF from RJ&A and Raymond James Bank.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934. As a member firm of FINRA, RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client balances. In addition, covenants in RJ&A’s committed financing facilities require its net capital to be a minimum of 10% of aggregate debit items. At September 30, 2022, RJ&A significantly exceeded the minimum regulatory requirements, the covenants in its financing arrangements pertaining to net capital, as well as its internally-targeted net capital tolerances, despite significant dividends to RJF during the year ended September 30, 2022. FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements which may result in RJ&A limiting dividends it would otherwise remit to RJF. We evaluate regulatory requirements, loan covenants and certain internal tolerances when determining the amount of liquidity available to RJF from RJ&A.

Raymond James Bank may pay dividends to RJF without prior approval of its regulator as long as the dividends do not exceed the sum of its current calendar year and the previous two calendar years’ retained net income, and it maintains its targeted regulatory capital ratios.  Dividends may be limited to the extent that capital is needed to support balance sheet growth.

Although we have liquidity available to us from our other subsidiaries, the available amounts may not be as significant as those previously described and, in certain instances, may be subject to regulatory requirements.

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

The following table presents our most significant committed financing arrangements with third-party lenders, which we generally utilize to finance a portion of our fixed income trading instruments held by RJ&A, and the outstanding balances related thereto.

	September 30, 2022
$ in millions	RJ&A	RJF	Total	Total number of arrangements
Financing arrangement:
Committed secured	$100	$—	$100	1
Committed unsecured	200	300	500	1
Total committed financing arrangements	$300	$300	$600	2

Outstanding borrowing amount:
Committed secured	$—	$—	$—
Committed unsecured	—	—	—
Total outstanding borrowing amount	$—	$—	$—

Our committed unsecured financing arrangement in the preceding table represents our Credit Facility, which provides for maximum borrowings of up to $500 million, with a sublimit of $300 million for RJF. RJ&A may borrow up to $500 million under the Credit Facility, depending on the amount of outstanding borrowings by RJF. The variable rate facility fee on our Credit Facility, which is applied to the committed amount, decreased to 0.150% per annum as of September 30, 2022 from 0.175% per annum as of September 30, 2021, as a result of Moody’s Investor Services (“Moody’s”) upgrade of our credit ratings in February 2022. For additional details on our issuer and senior long-term debt ratings see our credit ratings table within this section below. For additional details on our committed unsecured financing arrangement, see our discussion of the Credit Facility in Note 16 of the Notes to Consolidated Financial Statements of this Form 10-K.

Uncommitted financing arrangements

Our uncommitted financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit. Our arrangements with third-party lenders are generally utilized to finance a portion of our fixed income securities held by RJ&A or for cash management purposes. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed and are generally collateralized by RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements (i.e., securities purchased under agreements to resell). As of September 30, 2022, we had outstanding borrowings under four uncommitted secured borrowing arrangements out of a total of 12 uncommitted financing arrangements (eight uncommitted secured and four uncommitted unsecured). However, lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

The following table presents our borrowings on uncommitted financing arrangements, which were in the form of repurchase agreements in RJ&A and were included in “Collateralized financings” on our Consolidated Statements of Financial Condition.

$ in millions	September 30, 2022
Outstanding borrowing amount:
Uncommitted secured	$294
Uncommitted unsecured	—
Total outstanding borrowing amount	$294

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The average daily balance outstanding during the five most recent quarters, the maximum month-end balance outstanding during the quarter and the period-end balances for repurchase agreements and reverse repurchase agreements are detailed in the following table.

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in millions)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
September 30, 2022	$196	$294	$294	$249	$367	$367
June 30, 2022	$203	$276	$100	$238	$300	$168
March 31, 2022	$271	$334	$140	$211	$304	$221
December 31, 2021	$247	$258	$203	$306	$305	$204
September 30, 2021	$220	$234	$205	$269	$286	$279

Other borrowings and collateralized financings

We had $1.19 billion in FHLB borrowings outstanding at September 30, 2022, comprised of floating-rate and fixed-rate advances. We use interest rate swaps to manage the risk of increases in interest rates associated with the majority of these advances. See Note 16 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding these borrowings. At September 30, 2022, we had pledged $6.58 billion of residential mortgage loans and $1.43 billion of CRE loans with the FHLB as security for the repayment of these borrowings and had an additional $5.22 billion in immediate credit available based on collateral pledged. As of September 30, 2022, with a pledge of additional collateral, we would have additional credit available from certain FHLB member banks.

A portion of our fixed income transactions are cleared and executed through a third-party clearing organization, which provides financing for the purchase of trading instruments to support such transactions. The amount of financing is based on the amount of trading inventory financed, as well as any deposits held at the clearing organization. Amounts outstanding under this financing arrangement, which are collateralized by a portion of our trading inventory and accrue interest based on market rates, are included in “Other payables” in our Consolidated Statements of Financial Condition. While we had borrowings outstanding as of September 30, 2022, the clearing organization is under no contractual obligation to lend to us under this arrangement.

We are eligible to participate in the Federal Reserve’s discount window program; however, we do not view borrowings from the Federal Reserve as a primary source of funding.  The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Federal Reserve, and is secured by certain pledged C&I loans.

As part of the acquisition of TriState Capital, we assumed, as of the closing date, TriState Capital’s subordinated notes due 2030, with an aggregate principal amount of $98 million. The subordinated notes incur interest at a fixed rate of 5.75% until May 2025 and thereafter at a variable interest rate based on LIBOR, or an appropriate alternative reference rate at the time that LIBOR ceases to be published. We may redeem these subordinated notes beginning in August 2025 at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to the redemption date. See Note 16 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding these borrowings.

We may act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one broker-dealer and then lend them to another. Where permitted, we have also loaned, to broker-dealers and other financial institutions, securities owned by clients or the firm.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balance of $172 million as of September 30, 2022 related to the securities loaned included in “Collateralized financings” on our Consolidated Statements of Financial Condition of this Form 10-K. See Notes 2 and 7 of the Notes to Consolidated Financial Statements of this Form 10-K for more information on our collateralized agreements and financings.

Senior notes payable

At September 30, 2022, we had aggregate outstanding senior notes payable of $2.04 billion, which, exclusive of any unaccreted premiums or discounts and debt issuance costs, was comprised of $500 million par 4.65% senior notes due 2030, $800 million par 4.95% senior notes due 2046, and $750 million par 3.75% senior notes due 2051. At September 30, 2022, estimated future contractual interest payments on our senior notes were approximately $2 billion, of which $91 million is payable in fiscal 2023,

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

with the remainder extending through 2051.

Credit ratings

Our issuer, senior long-term debt, and preferred stock credit ratings as of the most current report are detailed in the following table.

Credit Rating
Rating Agency	Fitch Ratings, Inc.	Moody’s	Standard & Poor’s Ratings Services
Issuer and senior long term debt	A-	A3	BBB+
Preferred Stock	BB+	Baa3 (hyb)	Not rated
Outlook	Stable	Stable	Positive

Our current credit ratings depend upon a number of factors, including industry dynamics, operating and economic environment, operating results, operating margins, earnings trends and volatility, balance sheet composition, liquidity and liquidity management, capital structure, overall risk management, business diversification and market share, and competitive position in the markets in which we operate. Deterioration in any of these factors could impact our credit ratings.  Any rating downgrades could increase our costs in the event we were to obtain additional financing.

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

Other sources and uses of liquidity

We have company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Certain of our non-qualified deferred compensation plans and other employee benefit plans are employee-directed while others are company-directed. Of the company-owned life insurance policies which fund these plans, certain policies could be used as a source of liquidity for the firm. Those policies against which we could readily borrow had a cash surrender value of $733 million as of September 30, 2022, comprised of $467 million related to employee-directed plans and $266 million related to company-directed plans, and we were able to borrow up to 90%, or $660 million, of the September 30, 2022 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to the employee-directed plans. There were no borrowings outstanding against any of these policies as of September 30, 2022.

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

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of September 30, 2022, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF, Raymond James Bank, and TriState Capital Bank were categorized as “well-capitalized” as of September 30, 2022. The maintenance of certain risk-based and other regulatory capital levels could influence various capital allocation decisions impacting one or more of our businesses.  However, due to the current capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities. See Note 24 of the Notes to Consolidated Financial Statements of this Form 10-K for further information on regulatory capital requirements.

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

Loss provisions

Loss provisions for legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K. In addition, refer to Note 19 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding legal and regulatory matter contingencies as of September 30, 2022.

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

We generally estimate the allowance for credit losses on bank loans using credit risk models which incorporate relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable economic forecasts. After testing the reasonableness of a variety of economic forecast scenarios, each model is run using a single forecast scenario selected for each model. Our forecasts incorporate assumptions related to macroeconomic indicators including, but not limited to, U.S. gross domestic product, equity market indices, unemployment rates, and commercial real estate and residential home price indices.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

To demonstrate the sensitivity of credit loss estimates on our bank loan portfolio to macroeconomic forecasts, we compared our modeled estimates under the base case economic scenario used to estimate the allowance for credit losses as of September 30, 2022, to what our estimate would have been under a downside case scenario and an upside scenario, without considering any offsetting effects in the qualitative component of our allowance for credit losses as of September 30, 2022. As of September 30, 2022, use of the downside case scenario would have resulted in an increase of approximately $135 million in the quantitative portion of our allowance for credit losses on bank loans, while the use of the upside case would have resulted in a reduction of approximately $25 million in the quantitative portion of our allowance for credit losses on bank loans at September 30, 2022. These hypothetical outcomes reflect the relative sensitivity of the modeled portion of our allowance estimate to macroeconomic forecasted scenarios but do not consider any potential impact qualitative adjustments could have on the allowance for credit losses in such environments. Qualitative adjustments could either increase or decrease modeled loss estimates calculated using an alternative economic scenario assumption. Further, such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance for a number of reasons including: (1) management's predictions of future economic trends and relationships among the scenarios may differ from actual events; and (2) management's application of subjective measures to modeled results through the qualitative portion of the allowance for credit losses when appropriate. The downside case scenario utilized in this hypothetical sensitivity analysis assumes a moderate recession. To the extent macroeconomic conditions worsen beyond those assumed in this downside case scenario, we could incur provisions for credit losses significantly in excess of those estimated in this analysis.

See Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding our allowance for credit losses related to bank loans as of September 30, 2022.

Business combinations

We generally account for our acquisitions as business combinations under GAAP, using the acquisition method of accounting, whereby the assets acquired, including separately identifiable intangible assets, and liabilities assumed are recorded at their acquisition-date estimated fair values. Any excess purchase consideration over the acquisition-date fair values of the net assets acquired is recorded as goodwill. The acquisition method requires us to make significant estimates and assumptions in determining the fair value of assets acquired and liabilities assumed. Significant judgment is also required in estimating the fair value of identifiable intangible assets and in assigning the useful lives of the definite-lived identifiable intangible assets, which impact the periods over which amortization of those assets is recognized. Accordingly, we typically obtain the assistance of third-party valuation specialists. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain as they pertain to forward-looking views of our businesses, client behavior, and market conditions. We consider the income, market and cost approaches and place reliance on the approach or approaches deemed most appropriate to estimate the fair value of intangible assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability) and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur that could affect the accuracy or validity of the estimates and assumptions.

During the year ended September 30, 2022, our acquisitions of Charles Stanley, TriState Capital, and SumRidge Partners required us to make estimates and assumptions in determining the fair values of assets acquired and liabilities assumed, the most significant being related to the valuation of bank loans and the core deposit intangible asset in the TriState Capital acquisition and the customer relationship asset in the Charles Stanley acquisition. In determining the estimated fair value of bank loans acquired as part of the TriState Capital acquisition, management used a discounted cash flow methodology that considered loan type and related collateral, credit loss expectations, classification status, market interest rates and other market factors from the perspective of a market participant. Loans were segregated into specific pools according to similar characteristics, including risk, interest rate type (i.e., fixed or floating), underlying benchmark rate, and payment type and were treated in the aggregate when determining the fair value of each pool. The discount rates were derived using a build-up method inclusive of the weighted average cost of funding, estimated servicing costs and an adjustment for liquidity and then compared to current origination rates and other relevant market data. The fair value of the core deposit intangible asset was estimated using a discounted cash flow approach, specifically the favorable source of funds method, that considered the servicing and interest costs of the acquired deposit base, an estimate of the cost associated with alternative funding sources, expected client attrition rates, deposit growth rates, and a discount rate. The fair values of customer relationships were estimated using a multi-period excess earnings approach that considered future period post-tax earnings, as well as a discount rate.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Refer to Note 3 of the Notes to Consolidated Financial Statements of this Form 10-K for more information on our valuation methods and the results of applying the acquisition method of accounting, including the estimated fair values of the assets acquired and liabilities assumed and, where relevant, the estimated remaining useful lives.

RECENT ACCOUNTING DEVELOPMENTS

In March 2022, the Financial Accounting Standards Board issued new guidance related to troubled debt restructurings and disclosures regarding write-offs of financing receivables (ASU 2022-02), amending guidance related to the measurement of credit losses on financial instruments (ASU 2016-13). The amendment eliminates the accounting guidance for troubled debt restructurings for creditors, but requires enhanced disclosures for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty, and requires disclosure of current-period gross write-offs by year of origination for financing receivables. This new guidance is effective for our fiscal year beginning on October 1, 2023 and will be applied on a prospective basis. Although permitted, we do not plan to early adopt. We do not expect the adoption of this new guidance to have a material impact on our financial position and results of operations.

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

Governance

Our Board of Directors, including its Audit and Risk Committee, oversees the firm’s management and mitigation of risk, reinforcing a culture that encourages ethical conduct and risk management throughout the firm.  Senior management communicates and reinforces this culture through three lines of risk management and a number of senior-level management committees.  Our first line of risk management, which includes all of our businesses, owns its risks and is responsible for identifying, mitigating, and escalating risks arising from its day-to-day activities.  The second line of risk management, which includes Compliance and Risk Management, advises our client-facing businesses and other first-line functions in identifying, assessing, and mitigating risk. The second line of risk management tests and monitors the effectiveness of controls, as deemed necessary, and escalates risks when appropriate to senior management and the Board of Directors.  The third line of risk management, Internal Audit, independently reviews activities conducted by the previous lines of risk management to assess their management and mitigation of risk, providing additional assurance to the Board of Directors and senior management, with a view toward enhancing our oversight, management, and mitigation of risk. Our legal department provides legal advice and guidance to each of these three lines of risk management.

Market risk

Market risk is our risk of loss resulting from the impact of changes in market prices on our trading inventory, derivatives, and investment positions. We have exposure to market risk primarily through our broker-dealer trading operations and our banking operations. Through our broker-dealer subsidiaries we trade debt obligations and equity securities and maintain trading inventories to ensure availability of securities and to facilitate client transactions. Inventory levels may fluctuate daily as a result of client demand. We also hold investments within our available-for-sale securities portfolio, and from time-to-time may hold SBA loan securitizations not yet transferred. Our primary market risks relate to interest rates, equity prices, and foreign exchange rates. Interest rate risk results from changes in levels of interest rates, the volatility of interest rates, mortgage prepayment speeds and credit spreads. Equity risk results from changes in prices of equity securities. Foreign exchange risk results from changes in spot prices, forward prices and volatility of foreign exchange rates. See Notes 2, 4, 5 and 6 of the Notes to Consolidated Financial Statements of this Form 10-K for fair value and other information regarding our trading inventories, available-for-sale securities, and derivative instruments.

We regularly enter into underwriting commitments and, as a result, we may be subject to market risk on any unsold shares issued in the offerings to which we are committed. Risk exposure is controlled by limiting our participation, the transaction size, or through the syndication process.

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

	Year ended September 30, 2022		Period-end VaR			For the year ended September 30,
$ in millions	High	Low	September 30, 2022	September 30, 2021	$ in millions	2022	2021
Daily VaR	$3	$1	$3	$1	Average daily VaR	$1	$4

Average daily VaR was lower during the year ended September 30, 2022 compared with the year ended September 30, 2021 due to the impact of scenarios of elevated volatility as a result of the COVID-19 pandemic (which commenced in March 2020) on our VaR model during the prior year. Period-end VaR increased as of September 30, 2022 as a result of increased market volatility in September 2022, as well as the addition of the SumRidge Partners trading inventory.

The Fed’s MRR requires us to perform daily back-testing procedures for our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income and intraday trading. Regulatory-defined daily trading losses are used to evaluate the performance of our VaR model and are not comparable to our actual daily net revenues. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the year ended September 30, 2022, our regulatory-defined daily losses in our trading portfolios exceeded our predicted VaR on ten occasions primarily due to the volatility and market uncertainty related to the Fed’s short-term interest rate increases.

Separately, RJF provides additional market risk disclosures to comply with the MRR, including 10-day VaR and 10-day Stressed VaR, which are available on our website at https://www.raymondjames.com/investor-relations/financial-information/filings-and-reports within “Other Reports and Information.”

Banking operations

Our Bank segment maintains an interest-earning asset portfolio that is comprised of cash, SBL, C&I loans, commercial and residential real estate loans, REIT loans, and tax-exempt loans, as well as securities held in the available-for-sale securities portfolio.  These interest-earning assets are primarily funded by client deposits.  Based on the current asset portfolio, our banking operations are subject to interest rate risk. We analyze interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both across a range of interest rate scenarios.

One of the objectives of the Asset and Liability Committee is to manage the sensitivity of net interest income to changes in market interest rates. This committee uses several measures to monitor and limit interest rate risk in our banking operations, including scenario analysis and economic value of equity. We utilize a hedging strategy using interest rate swaps in our banking operations as a result of our asset and liability management process. For further information regarding this hedging strategy, see Notes 2 and 16 of the Notes to Consolidated Financial Statements of this Form 10-K.

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

Instantaneous changes in rate (1)	Net interest income ($ in millions)	Projected change in net interest income
+200	$1,904	1%
+100	$1,891	—%
0	$1,882	—%
-100	$1,754	(7)%
-200	$1,618	(14)%

(1)     Our 0-basis point scenario was based on interest rates as of September 30, 2022 and did not include the impact of the Fed’s November 2022 increase in short-term interest rates.

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net interest analysis” of this Form 10-K for a discussion of the impact changes in short-term interest rates could have on the consolidated firm’s operations.

The following table shows the maturities of our bank loan portfolio at September 30, 2022, including contractual principal repayments.  Maturities are generally determined based upon contractual terms; however, rollovers or extensions that are included for the purposes of measuring the allowance for credit losses are reflected in maturities in the following table. This table does not include any estimates of prepayments, which could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the table.

	Due in
$ in millions	One year or less	> One year – five years	> Five years - fifteen years	> Fifteen years	Total
SBL	$15,025	$184	$87	$1	$15,297
C&I loans	905	7,108	3,122	38	11,173
CRE loans	772	3,966	1,788	23	6,549
REIT loans	92	1,419	81	—	1,592
Residential mortgage loans	17	27	220	7,122	7,386
Tax-exempt loans	1	245	1,255	—	1,501
Total loans held for investment	16,812	12,949	6,553	7,184	43,498
Held for sale loans	—	—	37	100	137
Total loans held for sale and investment	$16,812	$12,949	$6,590	$7,284	$43,635

The following table shows the distribution of the recorded investment of those bank loans that mature in more than one year between fixed and adjustable interest rate loans at September 30, 2022.

	Interest rate type
$ in millions	Fixed	Adjustable	Total
SBL	$1	$271	$272
C&I loans	700	9,568	10,268
CRE loans	320	5,457	5,777
REIT loans	—	1,500	1,500
Residential mortgage loans	232	7,137	7,369
Tax-exempt loans	1,500	—	1,500
Total loans held for investment	2,753	23,933	26,686
Held for sale loans	2	135	137
Total loans held for sale and investment	$2,755	$24,068	$26,823

Contractual loan terms for SBL, C&I loans, CRE loans, REIT loans, and residential mortgage loans may include an interest rate floor, cap and/or fixed interest rates for a certain period of time, which would impact the timing of the interest rate reset for the

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

respective loan. See the discussion within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk - Risk monitoring process” section of this Form 10-K for additional information regarding our interest-only residential mortgage loan portfolio.

In our available-for-sale securities portfolio, we hold primarily fixed-rate agency-backed MBS and agency-backed CMOs which are carried at fair value on our Consolidated Statements of Financial Condition, with changes in the fair value of the portfolio recorded through OCI on our Consolidated Statements of Income and Comprehensive Income. At September 30, 2022, our available-for-sale securities portfolio had a fair value of $9.89 billion with a weighted-average yield of 1.84%. The effective duration of our available-for-sale securities portfolio as of September 30, 2022 was approximately 3.86, where duration is defined as the approximate percentage change in price for a 100-basis point change in rates. See Note 5 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information on our available-for-sale securities portfolio.

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

In addition, we have a private equity portfolio, included in “Other investments” on our Consolidated Statements of Financial Condition, which is primarily comprised of investments in third-party funds. See Note 4 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information on this portfolio.

Foreign exchange risk

We are subject to foreign exchange risk due to our investments in foreign subsidiaries as well as transactions and resulting balances denominated in a currency other than the U.S. dollar. For example, our bank loan portfolio includes loans which are denominated in Canadian dollars, totaling $1.51 billion and $1.29 billion at September 30, 2022 and 2021, respectively, when converted to the U.S. dollar. A majority of such loans are held in a Canadian subsidiary of Raymond James Bank, which is discussed in the following sections.

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

At September 30, 2022, we had foreign exchange risk in our investment in RJ Ltd. of CAD 381 million and in our investment in Charles Stanley of £272 million, which were not hedged. All of our other investments in subsidiaries located in Europe are not hedged and we do not believe we had material foreign exchange risk either individually, or in the aggregate, pertaining to these subsidiaries as of September 30, 2022. Foreign exchange gains/losses related to our foreign investments are primarily reflected in OCI on our Consolidated Statements of Income and Comprehensive Income. See Note 20 of the Notes to Consolidated Financial Statements of this Form 10-K for further information regarding our components of OCI.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

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

Brokerage activities

We are engaged in various trading and brokerage activities in which our counterparties primarily include broker-dealers, banks, exchanges, clearing organizations, and other financial institutions. We are exposed to risk that these counterparties may not fulfill their obligations. In addition, certain commitments, including underwritings, may create exposure to individual issuers and businesses. The risk of default depends on the creditworthiness of the counterparty and/or the issuer of the instrument. In addition, we may be subject to concentration risk if we hold large positions in or have large commitments to a single counterparty, borrower, or group of similar counterparties or borrowers (e.g., in the same industry). We seek to mitigate these risks by imposing and monitoring individual and aggregate position limits within each business segment for each counterparty, conducting regular credit reviews of financial counterparties, reviewing security, derivative and loan concentrations, holding and calculating the fair value of collateral on certain transactions and conducting business through clearing organizations, which may guarantee performance. See Notes 2, 6, and 7 of the Notes to Consolidated Financial Statements of this Form 10-K for further information about our credit risk mitigation related to derivatives and collateralized agreements.

Our client activities involve the execution, settlement, and financing of various transactions on behalf of our clients. Client activities are transacted on either a cash or margin basis. Credit exposure results from client margin loans, which are monitored daily and are collateralized by the securities in the clients’ accounts. We monitor exposure to industry sectors and individual securities and perform analysis on a daily basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions. In addition, when clients execute a purchase, we are at some risk that the client will default on their financial obligation associated with the trade. If this occurs, we may have to liquidate the position at a loss. See Note 2 of the Notes to Consolidated Financial Statements of this Form 10‑K for further information about our determination of the allowance for credit losses associated with certain of our brokerage lending activities.

We offer loans to financial advisors for recruiting and retention purposes. We have credit risk and may incur a loss primarily in the event that such borrower is no longer affiliated with us. See Notes 2 and 9 of the Notes to Consolidated Financial Statements of this Form 10-K for further information about our loans to financial advisors.

Banking activities

Our Bank segment has a substantial loan portfolio.  Our strategy for credit risk management related to bank loans includes well-defined credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all credit exposures. The strategy also includes diversification across loan types, geographic location, industry and client level, regular credit examinations and management reviews of all corporate and tax-exempt loans as well as individual delinquent residential loans. The credit risk management process also includes annual independent reviews of the credit risk monitoring process that performs assessments of compliance with credit policies, risk ratings, and other critical credit information. We seek to identify potential problem loans early, record any necessary risk rating changes and charge-offs promptly, and maintain appropriate reserve levels for expected losses. We utilize a thorough credit risk rating system to measure the credit quality of individual corporate and tax-exempt loans and related unfunded lending commitments. For our residential mortgage loans and substantially all of our SBL, we utilize the credit risk rating system used by bank regulators in measuring the credit quality of each homogeneous class of loans. In evaluating credit risk, we consider trends in loan performance, historical experience through various economic cycles, industry or client concentrations, the loan portfolio composition and macroeconomic factors (both current and forecasted). These factors have a potentially negative impact on loan performance and net charge-offs.

While our bank loan portfolio is diversified, a significant downturn in the overall economy, deterioration in real estate values or a significant issue within any sector or sectors where we have a concentration will generally result in large provisions for credit losses and/or charge-offs. We determine the allowance required for specific loan pools based on relative risk characteristics of the loan portfolio. On an ongoing basis, we evaluate our methods for determining the allowance for each class of loans and make enhancements we consider appropriate. Our allowance for credit losses methodology is described in Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K. As our bank loan portfolio is segregated into six portfolio segments,

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

likewise, the allowance for credit losses is segregated by these same segments.  The risk characteristics relevant to each portfolio segment are as follows.

SBL: Loans in this segment are primarily collateralized by the borrower’s marketable securities at advance rates consistent with industry standards and, to a lesser extent, the cash surrender value of life insurance policies issued by an investment-grade insurance company. Substantially all SBL are monitored daily for adherence to loan-to-value (“LTV”) guidelines and when a loan exceeds the required LTV, a collateral call is issued. Past due loans are minimal as any past due amounts result in a notice to the client for payment or the potential sale of the collateral which will bring the loan to a current status. The vast majority of our SBL qualify for the practical expedient allowed under the CECL guidance whereby we estimate zero credit losses to the extent the fair value of the collateral securing the loan equals or exceeds the related carrying value of the loan. SBL also generally qualify for lower capital requirements under regulatory capital rules.

C&I: Loans in this segment are made to businesses and are generally secured by all assets of the business.  Repayment is expected from the cash flows of the respective business.  Unfavorable economic and political conditions, including the resultant decrease in consumer or business spending, may have an adverse effect on the credit quality of loans in this segment.

CRE: Loans in this segment are primarily secured by income-producing properties.  For owner-occupied properties, the cash flows are derived from the operations of the business, and the underlying cash flows may be adversely affected by the deterioration in the financial condition of the operating business.  The underlying cash flows generated by non-owner-occupied properties may be adversely affected by increased vacancy and rental rates, which are monitored on an ongoing basis.  This portfolio segment includes CRE construction loans which involve risks such as project budget overruns, performance variables related to the contractor and subcontractors, or the inability to sell the project or secure permanent financing once the project is completed. With respect to commercial construction of residential developments, there is also the risk that the builder has a geographical concentration of developments. Adverse information arising from any of these factors may have a negative effect on the credit quality of loans in this segment.

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

	Year ended September 30,
	2022		2021		2020
$ in millions	Net loan (charge-off)/recovery amount (1)	% of avg. outstanding loans	Net loan (charge-off)/recovery amount (1)	% of avg. outstanding loans	Net loan (charge-off)/recovery amount (1)	% of avg. outstanding loans
C&I loans	$(28)	0.29%	$(4)	0.05%	$(96)	1.22%
CRE loans	1	0.02%	(10)	0.37%	(2)	0.08%
REIT loans	—	—%	—	—%	(2)	0.15%
Residential mortgage loans	1	0.02%	1	0.02%	2	0.04%
Total loans held for sale and investment	$(26)	0.08%	$(13)	0.06%	$(98)	0.45%

(1)    Charge-offs related to loan sales amounted to $4 million, $4 million, and $87 million for the years ended September 30, 2022, 2021, and 2020, respectively.

The level of nonperforming assets is another indicator of potential future credit losses. Nonperforming assets are comprised of both nonperforming loans and other real estate owned. Nonperforming loans include those loans which have been placed on nonaccrual status and certain accruing loans which are 90 days or more past due and in the process of collection. The following table presents the balance of nonperforming loans, nonperforming assets, and related key credit ratios.

	September 30,
$ in millions	2022	2021
Nonperforming loans (1)	$74	$74
Nonperforming assets	$74	$74

Nonperforming loans as a % of total loans held for sale and investment	0.17%	0.29%
Allowance for credit losses as a % of nonperforming loans	535%	432%
Nonperforming assets as a % of Bank segment total assets	0.13%	0.20%
(1)     Nonperforming loans at September 30, 2022 and September 30, 2021 included $63 million and $61 million of loans, respectively, which were current pursuant to their contractual terms.

The nonperforming loan balances in the preceding table excluded $7 million and $8 million as of September 30, 2022 and 2021, respectively, of residential troubled debt restructurings which were returned to accrual status in accordance with our policy.

Although our nonperforming assets as a percentage of our Bank segment’s assets remained low as of September 30, 2022, any prolonged period of market deterioration could result in an increase in our nonperforming assets, an increase in our allowance for credit losses and/or an increase in net charge-offs in future periods, although the extent would depend on future developments that are highly uncertain.
See further explanation of our bank loan portfolio segments, allowance for credit losses, and the credit loss provision in Notes 2 and 8 of the Notes to Consolidated Financial Statements of this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Bank” of this Form 10-K.

Loan underwriting policies

A component of our Bank segment’s credit risk management strategy is conservative, well-defined policies and procedures. Our Bank segment’s underwriting policies for the major types of loans are described in the following sections.

SBL and residential mortgage loan portfolios

Our residential mortgage loan portfolio largely consists of first mortgage loans originated by us via referrals from our PCG financial advisors and the general public, as well as first mortgage loans purchased by us. Substantially all of our residential mortgage loans adhere to strict underwriting parameters pertaining to credit score and credit history, debt-to-income ratio of the borrower, LTV and combined LTV (including second mortgage/home equity loans). As of September 30, 2022, approximately 95% of the residential mortgage loan portfolio consisted of owner-occupant borrowers (approximately 75% for their primary residences and 20% for second home residences). Approximately 35% of the first lien residential mortgage loans were ARM

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

loans, which receive interest-only payments based on a fixed rate for an initial period of the loan and then become fully amortizing, subject to annual and lifetime interest rate caps. A significant portion of our originated 15 or 30-year fixed-rate residential mortgage loans are sold in the secondary market.

Our SBL portfolio is primarily comprised of loans fully collateralized by client’s marketable securities and represented 35% of our total loans held for sale and investment as of September 30, 2022. The underwriting policy for the SBL portfolio primarily includes a review of collateral, including LTV, and a review of repayment history.

Corporate and tax-exempt loan portfolios

Raymond James Bank: Raymond James Bank’s corporate and tax-exempt loan portfolios were comprised of approximately 500 borrowers, the majority of which are underwritten, managed, and reviewed at our Raymond James Bank corporate headquarters location, which facilitates close monitoring of the portfolio by credit risk personnel, relationship officers and senior bank executives. Approximately half of Raymond James Bank’s corporate borrowers are public companies. A large portion of Raymond James Bank’s corporate loan portfolio is diversified among a number of industries in the U.S and Canada and a large portion of these loans are to borrowers in industries in which we have expertise through coverage provided by our Capital Markets research analysts. Raymond James Bank’s corporate loan portfolio is comprised of project finance real estate loans, commercial lines of credit, and term loans, the majority of which are participations in Shared National Credit (“SNC”) or other large syndicated loans. Raymond James Bank is typically either involved in the syndication loans at inception or purchases loans in secondary trading markets. The remainder of the corporate loan portfolio is comprised of smaller participations and direct loans. There are no subordinated loans or mezzanine financings in the corporate loan portfolio. Raymond James Bank’s tax-exempt loans are long-term loans to governmental and non-profit entities. These loans generally have lower overall credit risk, but are subject to other risks that are not usually present with corporate clients, including the risk associated with the constituency served by a local government and the risk in ensuring an obligation has appropriate tax treatment.

TriState Capital Bank: TriState Capital Bank’s corporate loan portfolio was comprised of 900 borrowers, all of which are underwritten, managed, and reviewed by credit risk personnel, relationship officers, and senior bank executives. All corporate loans are approved by a committee of senior executives. TriState Capital Bank primarily targets middle-market businesses with revenues between $5 million and $300 million located within the primary markets of Pennsylvania, Ohio, New Jersey, and New York. Each representative office is led by an experienced regional president to understand the unique borrowing needs of the middle-market businesses in the area. They are supported by highly experienced relationship managers who target middle-market business customers and maintain strong credit quality within their loan portfolios. TriState Capital Bank’s loan portfolio is diversified by geography, loan type, and industry and is primarily comprised of project finance real estate loans, commercial lines of credit, and term loans, the majority of which are direct originations.

Regardless of the source, all corporate and tax-exempt loans are independently underwritten to our credit policies, are subject to approval by a loan committee, and credit quality is monitored on an ongoing basis by our lending staff. Our credit policies include criteria related to LTV limits based upon property type, single borrower loan limits, loan term and structure parameters (including guidance on leverage, debt service coverage ratios and debt repayment ability), industry concentration limits, secondary sources of repayment, municipality demographics, and other criteria. Our corporate loans are generally secured by all assets of the borrower and in some instances are secured by mortgages on specific real estate. Tax-exempt loans are generally secured by a pledge of revenue. In a limited number of transactions, loans in the portfolio are extended on an unsecured basis. In addition, corporate and tax-exempt loans are subject to regulatory review.

Risk monitoring process

Another component of credit risk strategy for our bank loan portfolio is the ongoing risk monitoring and review processes, including our internal loan review process, as well as our rigorous processes to manage and limit credit losses arising from loan delinquencies.  There are various other factors included in these processes, depending on the loan portfolio.

SBL and residential mortgage loan portfolios

Substantially all collateral securing our SBL portfolio is monitored on a daily basis. Collateral adjustments, as triggered by our monitoring procedures, are made by the borrower as necessary to ensure our loans are adequately secured, resulting in minimizing our credit risk. Collateral calls have been minimal relative to our SBL portfolio with no losses incurred to date.

We track and review many factors to monitor credit risk in our residential mortgage loan portfolio. The factors include, but are not limited to: loan performance trends, loan product parameters and qualification requirements, borrower credit scores, level of

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

documentation, loan purpose, geographic concentrations, average loan size, risk rating, and LTV ratios.  See Note 8 in the Notes to Consolidated Financial Statements of this Form 10-K for additional information.

The following table presents a summary of delinquent residential mortgage loans, the vast majority of which are first mortgage loans, which are comprised of loans which are two or more payments past due as well as loans in the process of foreclosure.

	Amount of delinquent residential mortgage loans			Delinquent residential mortgage loans as a percentage of outstanding residential mortgage loan balances
$ in millions	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
September 30, 2022	$6	$6	$12	0.08%	0.08%	0.16%
September 30, 2021	$4	$6	$10	0.08%	0.11%	0.19%

Our September 30, 2022 percentage compares favorably to the national average for over 30 day delinquencies of 2.09%, as most recently reported by the Fed.

To manage and limit credit losses, we maintain a rigorous process to manage our loan delinquencies. Substantially all of our residential first mortgages are serviced by a third party whereby the primary collection effort resides with the servicer. Our personnel direct and actively monitor the servicers’ efforts through extensive communications regarding individual loan status changes and through requirements of timely and appropriate collection of property management actions and reporting, including management of third parties used in the collection process (e.g., appraisers, attorneys, etc.). Residential mortgage loans over 60 days past due are generally reviewed by our personnel monthly and documented in a written report detailing delinquency information, balances, collection status, appraised value, and other data points. Our senior management meets quarterly to discuss the status, collection strategy and charge-off recommendations on substantially all residential mortgage loan over 60 days past due. Updated collateral valuations are generally obtained for loans over 90 days past due and charge-offs are typically taken on individual loans based on these valuations.

Credit risk is also managed by diversifying the residential mortgage portfolio. Most of the loans in our residential loan portfolio are to PCG clients across the U.S. The following table details the geographic concentrations (top five states) of our one-to-four family residential mortgage loans.

	September 30, 2022
	Loans outstanding as a % of total residential mortgage loans held for sale and investment	Loans outstanding as a % of total loans held for sale and investment
CA	26%	4%
FL	17%	3%
TX	8%	1%
NY	8%	1%
CO	4%	1%

The occurrence of a natural disaster or severe weather event in any of these states, for example wildfires in California and hurricanes in Florida, could result in additional credit loss provisions and/or charge-offs on our loans in such states and therefore negatively impact our net income and regulatory capital in any given period.
Loans where borrowers may be subject to payment increases include ARM loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At September 30, 2022 and 2021, these loans totaled $2.55 billion and $1.97 billion, respectively, or approximately 35% and 37% of the residential mortgage portfolio, respectively.  The weighted-average number of years before the remainder of the loans, which were still in their interest-only period at September 30, 2022, begins amortizing is 6.6 years.

Corporate and tax-exempt loans

Credit risk in our corporate and tax-exempt loan portfolios is monitored on an individual loan basis for trends in borrower operating performance, payment history, credit ratings, collateral performance, loan covenant compliance, semi-annual SNC exam results, where applicable, municipality demographics and other factors including industry performance and concentrations. As part of the credit review process, the loan rating is reviewed on an ongoing basis to confirm the appropriate risk rating for each credit. The individual loan ratings resulting from the SNC exams are incorporated in our internal loan ratings when the ratings are received. If the SNC rating is lower on an individual loan than our internal rating, the loan is downgraded. While we consider historical SNC exam results in our loan ratings methodology, differences between the SNC exam and internal ratings on individual loans typically arise due to subjectivity of the loan classification process. Downgrades

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

resulting from these differences may result in additional provisions for credit losses in periods when SNC exam results are received. The majority of our tax-exempt loan portfolio is comprised of loans to investment-grade borrowers. See Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information on our allowance for credit losses policies.

Credit risk is managed by diversifying the corporate bank loan portfolio. Our corporate bank loan portfolio does not contain a significant concentration in any single industry. The following table details the industry concentrations (top five categories) of our corporate bank loans.

	September 30, 2022
	Loans outstanding as a % of total corporate bank loans held for sale and investment	Loans outstanding as a % of total loans held for sale and investment
Multi-family	10%	5%
Industrial warehouse	8%	4%
Office real estate	7%	3%
Loan fund	6%	3%
Consumer products and services	5%	2%

Certain sectors continue to be impacted by supply chain disruptions and changes in consumer behavior. In addition, macroeconomic uncertainty and the Ukraine conflict have further exacerbated supply chain stresses and inflation concerns. In addition, the Fed’s measures to control inflation, including through increases in short-term interest rates, have had an impact on consumer behavior and are likely to continue to do so in the near-term. These and related factors could negatively impact our borrowers, particularly those in consumer-facing or supply-dependent industries. In addition, we continue to monitor our exposure to office real estate where trends have changed as a result of the COVID-19 pandemic.

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

Periods of severe market volatility can result in a significantly higher level of transactions on specific days, which may present operational challenges from time to time that may result in losses. These losses can result from, but are not limited to, trade errors, failed transaction settlements, late collateral calls to borrowers and counterparties, or interruptions to our system processing. We did not incur any significant losses related to such operational challenges during the year ended September 30, 2022.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

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

Model Risk Management is a separate department within our Risk Management department and is independent of model owners, users, and developers. Our model risk management framework consists primarily of model governance, maintaining the firmwide model inventory, validating and approving models used across the firm, and ongoing monitoring. Results of validations and issues identified are reported to the Enterprise Risk Management Committee and the Audit and Risk Committee of the Board of Directors. Model Risk Management assumes responsibility for the independent and effective challenge of model completeness, integrity and design based on intended use.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Raymond James Financial, Inc. and subsidiaries (the Company) as of September 30, 2022 and 2021, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended September 30, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 22, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the allowance for credit losses related to the commercial and industrial (C&I), real estate investment trust (REIT) and the commercial real estate (CRE) portfolio segments that are collectively evaluated for impairment

As discussed in Note 2 and Note 8 to the consolidated financial statements, the Company’s allowance for credit losses on loans was $396 million as of September 30, 2022, a portion of which related to the Raymond James Bank allowance for credit losses (ACL) on C&I, REIT and CRE portfolio segments evaluated on a collective basis (the collective ACL). The Company estimates the collective ACL using a current expected credit losses methodology which is based on relevant information about historical losses, current conditions, and reasonable and supportable forecasts of economic conditions that affect the collectability of loan balances. The collective ACL is a product of multiplying the Company’s estimates of probability of default (PD), loss given default (LGD) and exposure at default. The Company uses third-party historical information combined with macroeconomic variables over the reasonable and supportable forecast periods based on a single economic forecast scenario to estimate the PDs and LGDs. After the reasonable and supportable forecast periods, for C&I and REIT portfolio segments, the Company reverts to historical loss information over a one-year period using a straight-line reversion approach. For the CRE portfolio segment, the Company incorporates a reasonable and supportable forecast of various macroeconomic variables over the remaining life of the assets. The estimated PDs and LGDs are applied to estimated exposure at default considering the contractual loan term adjusted for expected prepayments to estimate expected losses. Adjustments are made to the collective ACL to reflect certain qualitative factors that are not incorporated into the quantitative models and related estimate.

We identified the assessment of the September 30, 2022 collective ACL on Raymond James Bank loans related to the C&I, REIT and CRE portfolio segments as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the September 30, 2022 collective ACL methodology, including the methods and models used to estimate the PDs and LGDs and their significant assumptions. Such significant assumptions included portfolio segmentation, risk ratings, the selection of the single economic forecast scenario and macroeconomic variables, the reasonable and supportable forecast periods and the reversion periods, and third-party historical information. The assessment also included the evaluation of the qualitative factors by portfolio segment. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the September 30, 2022 collective ACL estimate on Raymond James Bank loans related to the C&I, REIT and CRE portfolio segments, including controls over the:
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

We evaluated the Company’s process to develop the September 30, 2022 collective ACL estimate on Bank loans related to the C&I, REIT and CRE portfolio segments by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the company relative to the development and performance testing of the PD and LGD models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance of the PD and LGD models by inspecting the model documentation to determine whether the models are suitable for the intended use
•evaluating the selection of the economic forecast scenario and underlying macroeconomic variables by comparing it to the Company’s business environment and relevant industry practices
•evaluating the length of the reasonable and supportable forecast periods and the reversion periods by comparing them to specific portfolio segment risk characteristics and trends
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
•evaluating the relevance of third-party historical information by comparing to specific portfolio segment risk characteristics
•performing credit file reviews on a selection of loans to assess loan characteristics or risk ratings by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral and
•evaluating the methodology used to develop the qualitative factors and the effect of those factors on the allowance for credit losses on Bank loans compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative models.

We also assessed the sufficiency of the audit evidence obtained related to the September 30, 2022 collective ACL estimate on Bank loans related to the C&I, REIT and CRE portfolio segments by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices and
•potential bias in the accounting estimate.

The fair value measurement of a customer relationship intangible asset, bank loans, and core deposit intangible asset acquired in business combinations

As discussed in Note 3 to the consolidated financial statements, on January 21, 2022, the Company completed the acquisition of Charles Stanley Group, PLC (Charles Stanley), and on June 1, 2022, the Company completed the acquisition of TriState Capital Holdings, Inc. (TriState Capital) and its wholly owned subsidiaries. The Company accounted for these transactions as business combinations. Accordingly, the purchase price attributable to these respective acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values. In the Charles Stanley acquisition, the Company acquired a customer relationship intangible asset at a fair value of $65 million. The fair value of the customer relationship intangible asset was based on a multi-period excess earnings approach that considered future period post-tax earnings and a discount rate. In the TriState Capital acquisition, the Company acquired bank loans at a fair value of $11.5 billion, and a core deposit intangible asset at a fair value of $89 million. The fair value of the bank loans was based on a discounted cash flow methodology that considered loan type and related collateral, credit loss expectations, classification status, market interest rates and other market factors from the perspective of a market participant using key assumptions of credit loss expectations and discount rate. The fair value of the core deposit intangible asset was based on the discounted cash flow approach, specifically the favorable source of funds method, that considered the servicing and interest costs of the acquired deposit base, an estimate of the cost associated with alternative funding sources, expected client attrition rates, deposit growth rates, and discount rate.

We identified the evaluation of the fair value measurements of the customer relationship intangible asset, bank loans, and core deposit intangible asset as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the fair value measurements due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the (1) fair value measurement methodologies, and (2) customer relationship intangible asset fair value measurement key assumptions, including future period post-tax earnings and a discount rate; bank loans fair value measurement key assumptions, including the credit loss expectations and discount rate; and core deposit intangible asset fair value measurement key assumptions, including servicing and interest cost of the acquired deposit base, cost associated with alternative funding sources, expected client attrition rates, deposit growth rates, and discount rate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s fair value measurements of the customer relationship intangible asset, bank loans, and core deposit intangible asset including controls over the (1) development of the overall fair value measurement methodologies, and (2) determination of the key assumptions used in the fair value estimates.

We evaluated the Company’s process to develop the fair value measurements of the customer relationship intangible asset, bank loans and core deposit intangible asset by testing certain sources of data, inputs, and assumptions that the Company used, and considered the relevance and reliability of such data, inputs, and assumptions. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the fair value measurement methodology for compliance with U.S. generally accepted accounting principles
•reviewing the underlying methodologies for the development of the key assumptions as compared to commonly applied industry valuation techniques as well as internal and external data
•evaluating the historical data for the future period post-tax earnings by comparing to internal data, and the discount rate by comparing to internal and publicly available data for the customer relationship intangible asset
•evaluating the credit loss expectations and discount rate by comparing to internal and publicly available data for the bank loans and
•evaluating the servicing cost, interest cost, and discount rate, by comparing to internal and publicly available data; the costs of alternative funding and client attrition rates by comparing to internal data, and the deposit growth rates by comparing to publicly available data for the core deposit intangible asset.

/s/ KPMG LLP

We have served as the Company’s auditor since 2001.

Tampa, Florida
November 22, 2022

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	September 30,
$ in millions, except per share amounts	2022	2021
Assets:
Cash and cash equivalents	$6,178	$7,201
Assets segregated for regulatory purposes and restricted cash	8,481	11,348
Collateralized agreements	704	480
Financial instruments, at fair value:
Trading assets ($1,188 and $326 pledged as collateral)	1,270	610
Available-for-sale securities ($74 and $20 pledged as collateral)	9,885	8,315
Derivative assets	188	255
Other investments ($14 and $22 pledged as collateral)	292	357
Brokerage client receivables, net	2,934	2,831
Other receivables, net	1,615	999
Bank loans, net	43,239	24,994
Loans to financial advisors, net	1,152	1,057
Deferred income taxes, net	630	305
Goodwill and identifiable intangible assets, net	1,931	882
Other assets	2,452	2,257
Total assets	$80,951	$61,891

Liabilities and shareholders’ equity:
Bank deposits	$51,357	$32,495
Collateralized financings	466	277
Financial instrument liabilities, at fair value:
Trading liabilities	836	176
Derivative liabilities	530	228
Brokerage client payables	11,446	13,991
Accrued compensation, commissions and benefits	1,787	1,825
Other payables	1,768	1,701
Other borrowings	1,291	858
Senior notes payable	2,038	2,037
Total liabilities	71,519	53,588
Commitments and contingencies (see Note 19)
Shareholders’ equity
Preferred stock	120	—
Common stock; $.01 par value; 650,000,000 shares authorized, 248,018,564 shares issued, and 215,122,523 shares outstanding as of September 30, 2022; 350,000,000 shares authorized, 239,062,254 shares issued, and 205,738,821 shares outstanding as of September 30, 2021	2	2
Additional paid-in capital	2,987	2,088
Retained earnings	8,843	7,633
Treasury stock, at cost; 32,896,041 and 33,323,433 common shares as of September 30, 2022 and 2021, respectively	(1,512)	(1,437)
Accumulated other comprehensive loss	(982)	(41)
Total equity attributable to Raymond James Financial, Inc.	9,458	8,245
Noncontrolling interests	(26)	58
Total shareholders’ equity	9,432	8,303
Total liabilities and shareholders’ equity	$80,951	$61,891

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended September 30,
$ in millions, except per share amounts	2022	2021	2020
Revenues:
Asset management and related administrative fees	$5,563	$4,868	$3,834
Brokerage revenues:
Securities commissions	1,589	1,651	1,468
Principal transactions	527	561	488
Total brokerage revenues	2,116	2,212	1,956
Account and service fees	833	635	624
Investment banking	1,100	1,143	650
Interest income	1,508	823	1,000
Other	188	229	104
Total revenues	11,308	9,910	8,168
Interest expense	(305)	(150)	(178)
Net revenues	11,003	9,760	7,990
Non-interest expenses:
Compensation, commissions and benefits	7,329	6,584	5,465
Non-compensation expenses:
Communications and information processing	506	429	393
Occupancy and equipment	252	232	225
Business development	186	111	134
Investment sub-advisory fees	152	130	101
Professional fees	131	122	91
Bank loan provision/(benefit) for credit losses	100	(32)	233
Losses on extinguishment of debt	—	98	—
Reduction in workforce expenses	—	—	46
Other	325	295	250
Total non-compensation expenses	1,652	1,385	1,473
Total non-interest expenses	8,981	7,969	6,938
Pre-tax income	2,022	1,791	1,052
Provision for income taxes	513	388	234
Net income	1,509	1,403	818
Preferred stock dividends	4	—	—
Net income available to common shareholders	$1,505	$1,403	$818

Earnings per common share – basic	$7.16	$6.81	$3.96
Earnings per common share – diluted	$6.98	$6.63	$3.88
Weighted-average common shares outstanding – basic	209.9	205.7	206.4
Weighted-average common and common equivalent shares outstanding – diluted	215.3	211.2	210.3

Net income	$1,509	$1,403	$818
Other comprehensive income/(loss), net of tax:
Available-for-sale securities	(897)	(94)	68
Currency translations, net of the impact of net investment hedges	(114)	16	—
Cash flow hedges	70	26	(34)
Total other comprehensive income/(loss), net of tax	(941)	(52)	34
Total comprehensive income	$568	$1,351	$852
See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
	Year ended September 30,
$ in millions, except per share amounts	2022	2021	2020
Preferred stock:
Balance beginning of year	$—	$—	$—
Preferred stock issued for TriState Capital Holdings, Inc. (“TriState Capital”) acquisition	120	—	—
Balance end of year	120	—	—

Common stock, par value $.01 per share:
Balance beginning of year	2	2	2
Issuance of shares for stock split	—	1	—
Other	—	(1)	—
Balance end of year	2	2	2

Additional paid-in capital:
Balance beginning of year	2,088	2,007	1,938
Common stock issued for TriState Capital acquisition	778	—	—
Restricted stock awards issued for TriState Capital acquisition	28	—	—
Employee stock purchases	42	32	36
Distributions due to vesting of restricted stock units and exercise of stock options, net of forfeitures	(135)	(77)	(80)
Share-based compensation amortization	186	126	113
Issuance of shares for stock split	—	(1)	—
Other	—	1	—
Balance end of year	2,987	2,088	2,007

Retained earnings:
Balance beginning of year	7,633	6,484	5,874
Net income attributable to Raymond James Financial, Inc.	1,509	1,403	818
Common and preferred stock cash dividends declared (see Note 20)	(299)	(219)	(208)
Cumulative adjustments for changes in accounting principles	—	(35)	—
Balance end of year	8,843	7,633	6,484

Treasury stock:
Balance beginning of year	(1,437)	(1,390)	(1,210)
Purchases/surrenders	(173)	(128)	(273)
Reissuances due to vesting of restricted stock units and exercise of stock options	98	81	93
Balance end of year	(1,512)	(1,437)	(1,390)

Accumulated other comprehensive income/(loss):
Balance beginning of year	(41)	11	(23)
Other comprehensive income/(loss), net of tax	(941)	(52)	34
Balance end of year	(982)	(41)	11
Total equity attributable to Raymond James Financial, Inc.	$9,458	$8,245	$7,114

Noncontrolling interests:
Balance beginning of year	$58	$62	$62
Net income/(loss) attributable to noncontrolling interests	(1)	23	(26)
Deconsolidations and sales	(83)	(27)	26
Balance end of year	(26)	58	62
Total shareholders’ equity	$9,432	$8,303	$7,176

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
$ in millions	2022	2021	2020
Cash flows from operating activities:
Net income	$1,509	$1,403	$818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145	134	119
Deferred income taxes, net	(16)	(37)	(39)
Premium and discount amortization on available-for-sale securities and bank loans and net unrealized gain/loss on other investments	23	15	57
Provisions/(benefits) for credit losses and legal and regulatory proceedings	111	(20)	257
Share-based compensation expense	192	132	120
Unrealized (gain)/loss on company-owned life insurance policies, net of expenses	174	(150)	(46)
Losses on extinguishment of debt	—	98	—
Other	49	66	92
Net change in:
Assets segregated for regulatory purposes excluding cash and cash equivalents	2,100	(2,100)	—
Collateralized agreements, net of collateralized financings	(37)	(29)	(55)
Loans provided to financial advisors, net of repayments	(120)	(90)	(49)
Brokerage client receivables and other receivables, net	(203)	(420)	127
Trading instruments, net	48	(141)	150
Derivative instruments, net	479	53	(51)
Other assets	(126)	16	(13)
Brokerage client payables and other payables	(4,213)	7,306	2,505
Accrued compensation, commissions and benefits	(76)	416	70
Purchases and originations of loans held for sale, net of proceeds from sales of securitizations and loans held for sale	33	(5)	11
Net cash provided by operating activities	72	6,647	4,073

Cash flows from investing activities:
Increase in bank loans, net	(7,235)	(4,027)	(1,136)
Proceeds from sales of loans held for investment	213	287	634
Purchases of available-for-sale securities	(3,069)	(4,218)	(5,710)
Available-for-sale securities maturations, repayments and redemptions	1,712	2,181	1,188
Proceeds from sales of available-for-sale securities	52	969	222
Cash and cash equivalents acquired in business acquisitions, including those segregated for regulatory purposes, net of cash paid for acquisitions	1,461	(266)	(5)
Additions to property and equipment	(91)	(74)	(124)
Investment in note receivable	(125)	—	—
(Purchases)/sales of other investments, net	24	27	5
Other investing activities, net	(93)	(19)	(59)
Net cash used in investing activities	(7,151)	(5,140)	(4,985)

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended September 30,
$ in millions	2022	2021	2020
Cash flows from financing activities:
Proceeds from senior notes issuances, net of debt issuance costs paid	—	737	494
Extinguishment of senior notes payable	—	(844)	—
Increase in bank deposits	6,269	5,694	4,520
Repurchases of common stock and share-based awards withheld for payment of withholding tax requirements	(216)	(150)	(291)
Dividends on preferred and common stock	(277)	(218)	(205)
Exercise of stock options and employee stock purchases	52	53	62
Proceeds from Federal Home Loan Bank advances	1,025	—	850
Repayments of Federal Home Loan Bank advances and other borrowed funds	(967)	(31)	(855)
Other financing, net	(7)	(9)	(1)
Net cash provided by financing activities	5,879	5,232	4,574

Currency adjustment:
Effect of exchange rate changes on cash and cash equivalents, including those segregated for regulatory purposes	(590)	76	1
Net increase/(decrease) in cash and cash equivalents, including those segregated for regulatory purposes and restricted cash	(1,790)	6,815	3,663
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at beginning of year	16,449	9,634	5,971
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of year	$14,659	$16,449	$9,634

Cash and cash equivalents	$6,178	$7,201	$5,390
Cash and cash equivalents segregated for regulatory purposes and restricted cash	8,481	9,248	4,244
Total cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of year	$14,659	$16,449	$9,634

Supplemental disclosures of cash flow information:
Cash paid for interest	$323	$145	$164
Cash paid for income taxes, net	$524	$437	$246
Cash outflows for lease liabilities	$111	$110	$101
Non-cash right-of-use assets recorded for new and modified leases	$68	$168	$74
Common stock issued as consideration for TriState Capital acquisition	$778	$—	$—
Restricted stock awards issued as consideration for TriState Capital acquisition	$28	$—	$—
Preferred stock issued as consideration for TriState Capital acquisition	$120	$—	$—
Effective settlement of note receivable for TriState Capital acquisition	$123	$—	$—

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Raymond James Financial, Inc. (“RJF” or the “firm”) is a financial holding company which, together with its subsidiaries, is engaged in various financial services activities, including providing investment management services to retail and institutional clients, merger & acquisition and advisory services, the underwriting, distribution, trading and brokerage of equity and debt securities, and the sale of mutual funds and other investment products. The firm also provides corporate and consumer banking services, and trust services.  For further information about our business segments, see Note 26 of this Form 10-K.  As used herein, the terms “our,” “we,” or “us” refer to RJF and/or one or more of its subsidiaries.

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

Reclassifications

We reclassified acquisition and disposition-related expenses which in prior years were reported separately as “Acquisition and disposition-related expenses” on our Consolidated Statements of Income and Comprehensive Income to the respective income statement line items that align with the nature of the expenses, including reclassifications to “Compensation, commissions, and benefits,” “Professional fees,” or “Other” expenses, as appropriate. Prior years have been conformed to the current presentation.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

Asset management and related administrative fees

We earn asset management and related administrative fees for performing asset management, portfolio management and related administrative services to retail and institutional clients. Such fees are generally calculated as a percentage of the value of client assets in fee-based accounts in our Private Client Group (“PCG”) segment or on the net asset value of assets managed by our Raymond James Investment Management division (“Raymond James Investment Management,” formerly Carillon Tower Advisers) in our Asset Management segment. The value of these assets is impacted by market fluctuations and net inflows or outflows of assets. Fees are generally collected quarterly and are based on balances either at the beginning of the quarter or the end of the quarter, or average balances throughout the quarter. Asset management and related administrative fees are recognized on a monthly basis (i.e., over time) as the services are performed.

Revenues related to fee-based accounts under administration in PCG are shared by the PCG and Asset Management segments, the amount of which depends on whether clients are invested in “managed programs” that are overseen by our Asset Management segment (i.e., included in financial assets under management (“AUM”) in the Asset Management segment) and the administrative services provided. Asset management revenues earned by Raymond James Investment Management for retail accounts managed on behalf of third-party institutions, institutional accounts and proprietary mutual funds that we manage are recorded entirely in the Asset Management segment.

Brokerage revenues

Securities commissions

Mutual and other fund products and insurance and annuity products

We earn revenues for distribution and related support services performed related to mutual and other funds, fixed and variable annuities and insurance products. Depending on the product sold, we may receive an upfront fee for our services, a trailing commission, or some combination thereof. Upfront commissions received are generally based on a fixed rate applied, as a percentage, to amounts invested or the value of the contract at the time of sale and are generally recognized at the time of sale. Trailing commissions are generally based on a fixed rate applied, as a percentage, to the net asset value of the fund, or the value of the insurance policy or annuity contract. Trailing commissions on eligible products are generally received monthly or quarterly in periods while our client holds the investment or holds the contract. As these trailing commissions are based on factors outside of our control, including market movements and client behavior (i.e., how long clients hold their investment, insurance policy or annuity contract), such revenue is recognized when it is probable that a significant reversal will not occur.

Equities, ETFs and fixed income products

We earn commissions for executing and clearing transactions for customers, primarily in listed and over-the-counter equity securities, including exchange-traded funds (“ETFs”), and options. Such revenues primarily arise from transactions for retail clients in our PCG segment, as well as services related to sales and trading activities transacted on an agency basis in our Capital Markets segment. Commissions are recognized on trade date, generally received from the customer on settlement date, and we record a receivable between the trade date and the date collected from the customer.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Principal transactions

Principal transactions include revenues from clients’ purchases and sales of financial instruments, including fixed income and equity securities and derivatives, in which we transact on a principal basis. We make markets in certain fixed income securities and we carry inventories of financial instruments to facilitate such transactions. The gains and losses on such inventories, both realized and unrealized, are reported as principal transactions revenues.

Account and service fees

Mutual fund and annuity service fees

We earn servicing fees for providing sales and marketing support to third-party financial entities and for supporting the availability and distribution of their products on our platforms. We also earn servicing fees for accounting and administrative services provided to such parties. These fees, which are received monthly or quarterly, are generally based on the market value of the related assets, a fixed annual fee or, in certain cases, the number of positions in such programs, and are recognized over time as the services are performed.

Raymond James Bank Deposit Program fees

We earn servicing fees from various banks for administrative services we provide related to our clients’ deposits that are swept to such banks as part of the Raymond James Bank Deposit Program (“RJBDP”), our multi-bank sweep program. The amounts received from third-party banks are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates and the interest paid to clients by the third-party banks on balances in the RJBDP. The fees are earned over time as the related administrative services are performed and are received monthly. Our PCG segment also earns servicing fees from our Bank segment, which is calculated as the greater of a base servicing fee or a net yield equivalent to the average yield that the firm would otherwise receive from third-party banks in the RJBDP. These intercompany fees, and the offsetting intercompany expense in the Bank segment, are eliminated in consolidation.

Investment banking

We earn revenue from investment banking transactions, including public and private equity and debt financing, merger & acquisition advisory services, and other advisory services. Underwriting revenues, which are typically deducted from the proceeds remitted to the issuer, are recognized on trade date if there is no uncertainty or contingency related to the amount to be received. Fees from merger & acquisition and advisory assignments are generally recognized at the time the services related to the transaction are completed under the terms of the engagement. Fees for merger & acquisition and advisory services are typically received upfront, as non-refundable retainer fees, and/or upon completion of a transaction as a success fee. Expenses related to investment banking transactions are generally deferred until the related revenue is recognized or the assignment is otherwise concluded. Such expenses are included in “Professional fees” on our Consolidated Statements of Income and Comprehensive Income.

Cash and cash equivalents

Our cash equivalents include money market funds or highly liquid investments with maturities of 3 months or less as of our date of purchase, other than those held for trading purposes.

Assets segregated for regulatory purposes and restricted cash

Our broker-dealers carrying client accounts are generally subject to requirements to maintain cash or qualified securities on deposit in a segregated reserve account for the exclusive benefit of their clients. Such amounts are included in “Assets segregated for regulatory purposes and restricted cash” on our Consolidated Statements of Financial Condition as of each respective period end. These amounts include cash and cash equivalents, which represent highly liquid investments with maturities of 3 months or less as of our date of purchase, and highly liquid securities, such as U.S. Treasury securities (“U.S” Treasuries”), which have maturities of greater than 3 months as of our date of purchase and are carried at fair value on our Consolidated Statements of Financial Condition.

We may also from time-to-time be required to restrict cash for other corporate purposes. In addition, Raymond James Ltd. (“RJ Ltd.”) holds client Registered Retirement Savings Plan funds in trust in accordance with Canadian retirement plan regulations.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

Securities borrowed and securities loaned

We may act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one broker-dealer and then either lend them to another broker-dealer or use them in our broker-dealer operations to cover short positions. Where permitted, we have also loaned, to broker-dealers and other financial institutions, securities owned by the firm or our clients or others we have received as collateral. Securities borrowed and securities loaned transactions are accounted for as collateralized agreements and collateralized financings, respectively, and are recorded at the amount of cash advanced or received. In securities borrowed transactions, we are required to deposit cash with the lender in an amount which is generally in excess of the market value of securities borrowed. With respect to securities loaned, we generally receive cash in an amount in excess of the market value of securities loaned. We evaluate the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary. Securities borrowed and securities loaned are included in “Collateralized agreements” and “Collateralized financings,” respectively, on our Consolidated Statements of Financial Condition. See Note 7 for additional information regarding collateralized agreements and financings.

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

Level 3 - Financial instruments reported in Level 3 have little, if any, market activity and are measured using one or more inputs that are significant to the fair value measurement and unobservable. These valuations require judgment or estimation. These instruments are generally valued using discounted cash flow techniques or market multiples.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

Valuation techniques and inputs

The fair values for certain of our financial instruments are derived using pricing models and other valuation techniques that involve management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of our financial instruments. Financial instruments which are actively traded will generally have a higher degree of price transparency than financial instruments that are less frequently traded. In accordance with GAAP, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For equity securities, our definition of actively traded is based on average daily trading volume. We have determined the market for certain other types of financial instruments to be uncertain or inactive as of both September 30, 2022 and 2021. As a result, the valuation of these financial instruments included management judgment in determining the relevance and reliability of market information available.

The level within the fair value hierarchy, specific valuation techniques, and other significant accounting policies pertaining to financial instruments at fair value on our Consolidated Statements of Financial Condition are described as follows.

Trading assets and trading liabilities

Trading assets and trading liabilities are comprised primarily of the financial instruments held by our broker-dealer subsidiaries and include debt securities, equity securities, brokered certificates of deposit, and other financial instruments. Trading assets and trading liabilities are recorded at fair value with realized and unrealized gains and losses reflected in “Principal transactions” in current period net income.

When available, we use quoted prices in active markets to determine the fair value of our trading assets and trading liabilities. Such instruments are classified within Level 1 of the fair value hierarchy.

When trading instruments are traded in secondary markets and quoted market prices for identical instruments do not exist, we utilize valuation techniques, including matrix pricing, to estimate fair value. Matrix pricing generally utilizes spread-based models periodically re-calibrated to observable inputs such as market trades or to dealer price bids in similar securities in order to derive the fair value of the instruments. Valuation techniques may also rely on other observable inputs such as yield curves, interest rates and expected principal prepayments and default probabilities. We utilize prices from third-party pricing services to corroborate our estimates of fair value. Depending upon the type of security, the pricing service may provide a listed price, a matrix price or use other methods. Securities valued using these techniques are classified within Level 2 of the fair value hierarchy.

Within each broker-dealer subsidiary, we offset our long and short positions for identical securities recorded at fair value as part of our trading assets (long positions) and trading liabilities (short positions).

Available-for-sale securities

Available-for-sale securities are classified at the date of purchase. They are comprised primarily of agency mortgage-backed securities (“MBS”), agency collateralized mortgage obligations (“CMOs”), and other securities which are guaranteed by the U.S. government or its agencies. Available-for-sale securities are used as part of our interest rate risk and liquidity management strategies and may be sold in response to changes in interest rates, changes in prepayment risks, or other factors.

The fair values of our available-for-sale securities are determined by obtaining prices from third-party pricing services, which are primarily based on valuation models. The third-party pricing services provide comparable price evaluations utilizing observable market data for similar securities. Such observable market data is comprised of benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data (including market research publications), and loan performance experience. We utilize other third-party pricing services to corroborate the pricing information obtained from the primary pricing service. Available-for-sale securities are valued using valuation techniques that rely on observable market data. Substantially all available-for-sale securities are classified within Level 2 of the fair value hierarchy; however, certain available-sale-securities are classified within Level 1 of the fair value hierarchy.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Interest on available-for-sale securities is recognized in interest income on an accrual basis, with the related accrued interest not yet received reflected in “Other receivables” on our Consolidated Statements of Financial Condition. Discounts are accreted and premiums are amortized as an adjustment to yield over the estimated average life of the security. Realized gains and losses on sales of available-for-sale securities are recognized using the specific identification method and are reflected in “Other” revenue in the period sold. Unrealized gains or losses due to market factors on available-for-sale securities are recorded through other comprehensive income/(loss) (“OCI”), net of applicable taxes, and are thereafter presented in equity as a component of accumulated other comprehensive income (“AOCI”) on our Consolidated Statements of Financial Condition.

Derivative assets and derivative liabilities

Our derivative assets and derivative liabilities are recorded at fair value and are included in “Derivative assets” and “Derivative liabilities” on our Consolidated Statements of Financial Condition. To reduce credit exposure on certain of our derivative transactions, we may enter into a master netting arrangement that allows for net settlement of all derivative transactions with each counterparty within the same subsidiary.  In addition, the credit support annex allows parties to the master netting agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral.  Generally the collateral we accept is in the form of either cash or other marketable securities.  Where permitted, we elect to net-by-counterparty certain derivatives entered into under a legally enforceable master netting agreement and, therefore, the fair value of those derivatives are netted by counterparty and subsidiary on our Consolidated Statements of Financial Condition. As we elect to net-by-counterparty the fair value of such derivatives, we also net-by-counterparty and subsidiary cash collateral exchanged as part of those derivative agreements. We may also require certain counterparties to make a cash deposit at the inception of a derivative agreement, referred to as “initial margin.” This initial margin is included in “Cash and cash equivalents” and “Other payables” on our Consolidated Statements of Financial Condition.

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

Interest rate derivatives

We enter into interest rate derivatives as part of our trading activities in our fixed income business to facilitate client transactions or to actively manage risk exposures that arise from our client activity, including a portion of our trading inventory. In addition, we enter into interest rate derivatives with clients of our Bank segment, including clients with whom we have entered into loans or other lending arrangements, to facilitate their respective interest rate risk management strategies. The majority of these derivatives are traded in the over-the-counter market and are executed directly with another counterparty or are cleared and settled through a clearing organization. Realized and unrealized gains or losses on such derivatives are recorded in “Principal transactions” on our Consolidated Statements of Income and Comprehensive Income. The fair values of these interest rate derivatives are obtained from internal or third-party pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value, yield curve and other volatility factors underlying the positions. Since these model inputs can be observed in liquid markets and the models do not require significant judgment, such derivatives are classified within Level 2 of the fair value hierarchy. We corroborate the output of our internal pricing models by preparing an independent calculation using a third-party model. Our fixed income business also holds to-be-announced security contracts (“TBAs”) that are accounted for as derivatives, which are classified within Level 1 of the fair value hierarchy.

We also facilitate matched book derivative transactions in which we enter into interest rate derivatives with clients. For every matched book derivative we enter into with a client, we also enter into an offsetting derivative on terms that mirror the client transaction with a credit support provider, which is a third-party financial institution. Any collateral required to be exchanged under these matched book derivatives is administered directly between the client and the third-party financial institution. Due to this pass-through transaction structure, we have completely mitigated the market and credit risk on these matched book derivatives. As a result, matched book derivatives for which the fair value is in an asset position have an equal and offsetting derivative liability. Fair value is determined using an internal pricing model which includes inputs from independent pricing sources to project future cash flows under each underlying derivative. Since any changes in fair value are completely offset by a change in fair value of the offsetting derivative, there is no net impact on our Consolidated Statements of Income and Comprehensive Income from changes in the fair value of these derivatives. We recognize revenue on these matched book derivatives on the transaction date, computed as the present value of the expected cash flows we expect to receive from the third-party financial institution over the life of the derivative. The difference between the present value of these cash flows at

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
the date of inception and the gross amount potentially received is accreted to revenue over the term of the contract. The revenue from these transactions is included within “Other” revenues on our Consolidated Statements of Income and Comprehensive Income.

We enter into primarily floating-rate advances from the Federal Home Loan Bank (“FHLB”) to, in part, fund lending and investing activities in our Bank segment and then enter into interest rate contracts which swap variable interest payments on such borrowings for fixed interest payments. These interest rate swaps are designated as cash flow hedges and effectively fix a portion of our Bank segment’s cost of funds and mitigate a portion of the market risk associated with its lending and investing activities. The gain or loss on our Bank segment’s cash flow hedges is recorded, net of tax, in shareholders’ equity as part of the cash flow hedge component of AOCI and subsequently reclassified to earnings when the hedged transaction affects earnings, specifically upon the incurrence of interest expense on the hedged borrowings. Hedge effectiveness is assessed at inception and at each reporting period utilizing regression analysis. As the key terms of the hedging instrument and hedged transaction match at inception, management expects the hedges to be effective while they are outstanding. The fair value of these interest rate swaps is determined by obtaining valuations from a third-party pricing service. These third-party valuations are based on observable inputs such as time value and yield curves. We validate these observable inputs by preparing an independent calculation using a secondary model. Cash flows from hedging activities are included in the same category as the items being hedged. Cash flows from derivative instruments used to manage interest rates are classified as operating activities. We classify these derivatives within Level 2 of the fair value hierarchy.

Foreign-exchange derivatives

We enter into three-month forward foreign exchange contracts primarily to hedge the risks related to Raymond James Bank’s investment in its Canadian subsidiary, as well as its risk resulting from transactions denominated in currencies other than the U.S. dollar. The majority of these derivatives are designated as net investment hedges. The gain or loss related to these designated net investment hedges is recorded, net of tax, in shareholders’ equity as part of the cumulative translation adjustment component of AOCI with such balance impacting “Other” revenues in the event the net investment is sold or substantially liquidated.  Gains and losses on undesignated derivative instruments are recorded in “Other” revenues on our Consolidated Statements of Income and Comprehensive Income.  Hedge effectiveness is assessed at each reporting period using a method that is based on changes in forward rates and measured using the hypothetical derivatives method. As the terms of the hedging instrument and hypothetical derivative generally match at inception, the hedge is expected to be highly effective.

The fair values of our forward foreign exchange contracts are determined by obtaining valuations from a third-party pricing service or model. These valuations are based on observable inputs such as spot rates, forward foreign exchange rates and both U.S. and foreign interest rate curves. We validate the observable inputs utilized in the third-party valuation model by preparing an independent calculation using a secondary valuation model. These forward foreign exchange contracts are classified within Level 2 of the fair value hierarchy.

Other investments

Other investments consist primarily of private equity investments, securities pledged as collateral with clearing organizations, and term deposits with Canadian financial institutions. Our securities pledged as collateral with clearing organizations, which primarily include U.S. Treasuries, and term deposits are categorized within Level 1 of the fair value hierarchy.

Private equity investments consist primarily of investments in third-party private equity funds.  The private equity funds in which we invest are primarily closed-end funds in which our investments are generally not eligible for redemption. We receive distributions from these funds as the underlying assets are liquidated or distributed. These investments are measured at fair value with any gains or losses recognized in “Other” revenues on our Consolidated Statements of Income and Comprehensive Income. The fair value of substantially all of our private equity investments are determined utilizing the net asset value (“NAV”) of the fund as a practical expedient with the remainder utilizing Level 3 valuation techniques.

Fractional shares

Within our broker-dealer subsidiaries, when dividend reinvestment programs or other corporate action events result in clients receiving a share quantity that is not a whole number, we transact in the fractional shares on a principal basis. We include these fractional shares in “Other assets” in our Consolidated Statements of Financial Condition and record an associated liability to the client in “Other payables” as we must fulfill our clients’ future fractional share redemptions. We account for the fractional share assets and the liability to the client at fair value. The fair values of the fractional share assets and liabilities are determined based on quoted prices in active markets and are classified within Level 1 of the fair value hierarchy.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Brokerage client receivables, net

Brokerage client receivables include receivables from the clients of our broker-dealer subsidiaries and are principally for amounts due on cash and margin transactions. Such receivables are generally collateralized by securities owned by the clients. Brokerage client receivables are reported at their outstanding principal balance, net of any allowance for credit losses. See the “Allowance for credit losses” section below for a discussion of our application of the practical expedient under the current expected credit losses (“CECL”) guidance for financial assets secured by collateral.

Securities beneficially owned by clients, including those that collateralize margin or other similar transactions, are not reflected on our Consolidated Statements of Financial Condition (see Note 7 for additional information regarding this collateral).
Other receivables, net

Other receivables primarily include receivables from brokers, dealers and clearing organizations, accrued fees from product sponsors, and accrued interest receivables. Receivables from brokers, dealers and clearing organizations primarily consist of cash deposits placed with clearing organizations, which includes cash deposited as initial margin, as well as receivables related to sales of securities which have traded but not yet settled including amounts receivable for securities failed to deliver.

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

We include accrued interest receivables related to our financial assets in “Other receivables, net” on the Consolidated Statements of Financial Condition. We reverse any uncollectible accrued interest against interest income when the related financial asset is moved to nonaccrual status. Given that we write off uncollectible amounts in a timely manner, we do not recognize an allowance for credit losses against accrued interest receivable.

Bank loans, net

Loans held for investment

Bank loans are comprised of loans originated or purchased by our Bank segment and include securities-based loans (“SBL”), commercial and industrial (“C&I”) loans, real estate investment trust (“REIT”) loans, tax-exempt loans, and commercial and residential real estate loans. Other than the loans acquired in the TriState Capital acquisition which were recorded at acquisition-date fair value (see Note 3 for additional information), the loans which we have the intent and the ability to hold until maturity or payoff are recorded at their unpaid principal balance plus any premium paid in connection with the purchase of the loan or less any discounts received in connection with the purchase of the loan, less the allowance for credit losses and net of deferred fees and costs on originated loans. Loan origination fees and direct costs, as well as premiums and discounts on loans that are not revolving, are capitalized and recognized in interest income using the effective interest method, taking into consideration scheduled payments and prepayments. Loan discounts include fair value adjustments associated with our acquisition of TriState Capital Bank totaled $145 million as of June 1, 2022 and will be accreted into interest income over the weighted-average life of the underlying loans, estimated to approximate 4 years as of the acquisition date, which may vary based on prepayments. For revolving loans, the straight-line method is used based on the contractual term. Syndicated loans purchased in the secondary market are recorded on the trade date. Interest income is recorded on an accrual basis.

We segregate our loan portfolio into six loan portfolio segments: SBL, C&I, commercial real estate (“CRE”) (primarily loans that are secured by income-producing properties and CRE construction loans), REIT (loans made to businesses that own or finance income-producing real estate), residential mortgage, and tax-exempt. Loans in our SBL portfolio segment are primarily collateralized by the borrower’s marketable securities at advance rates consistent with industry standards and, to a lesser extent, the cash surrender value of any applicable life insurance policies. These portfolio segments also serve as the portfolio loan classes for purposes of credit analysis. See the “Allowance for credit losses” section below for information on our allowance policies.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Loans held for sale

Certain residential mortgage loans originated and intended for sale in the secondary market due to their fixed interest rate terms, as well as Small Business Administration (“SBA”) loans which we may purchase with intent to sell in the secondary market, as part of a securitization as discussed below, but have not yet been aggregated for securitization into pools, are each carried at the lower of cost or estimated fair value. The fair values of the residential mortgage loans held for sale are estimated using observable prices obtained from counterparties for similar loans. These nonrecurring fair value measurements are classified within Level 2 of the fair value hierarchy.

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

Once the SBA loans are securitized into a pool, the respective securities are classified as trading instruments based on our intention to sell the securitizations and are carried at fair value. Sales of the securitizations are accounted for as of settlement date, which is the date we have surrendered control over the transferred assets. We do not retain any interest in the securitizations once they are sold.

Corporate loans, which include C&I, CRE and REIT loans, as well as tax-exempt loans are designated as held for investment upon inception and recorded in loans receivable. If we subsequently designate a corporate or tax-exempt loan as held for sale, which generally occurs as part of our credit management activities, we then write down the carrying value of the loan with a partial charge-off, if necessary, to carry it at the lower of cost or estimated fair value.

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

In the normal course of business, we issue or participate in the issuance of standby letters of credit whereby we provide an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. These standby letters of credit generally expire in one year or less. In the event that a letter of credit is drawn down, we would pursue repayment from the party under the existing borrowing relationship or would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to satisfy the amounts drawn down under the existing letters of credit.

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

Nonperforming assets

Nonperforming assets are comprised of both nonperforming loans and other real estate owned. Nonperforming loans include those loans which have been placed on nonaccrual status and certain accruing loans which are 90 days or more past due and in the process of collection. Loans which have been restructured in a manner that grants a concession that would not normally be granted to a borrower experiencing financial difficulties are deemed to be troubled debt restructurings (“TDRs”). Loans structured as TDRs which are placed on nonaccrual status are considered nonperforming loans.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Loans of all classes are generally placed on nonaccrual status when we determine that full payment of all contractual principal and interest is in doubt or the loan is past due 90 days or more as to contractual interest or principal unless the loan, in our opinion, is well-secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is written-off against interest income and accretion of the net deferred loan origination fees ceases. Interest is recognized using the cash method for SBL and substantially all residential mortgage loans, and the cost recovery method for corporate and tax-exempt loans thereafter until the loan qualifies for return to accrual status. Most loans (including residential mortgage TDRs) are returned to an accrual status when the loans have been brought contractually current with the original or amended terms and have been maintained on a current basis for a reasonable period, generally six months. However, corporate loan TDRs have generally been partially charged off and therefore remain on nonaccrual status until the loan is fully repaid or sold.

Other real estate acquired in the settlement of loans, including through, or in lieu of, loan foreclosure, is initially recorded at the lower of cost or fair value less estimated selling costs through a charge to the allowance for credit losses, thus establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed and the assets are carried at the lower of the carrying amount or fair value, as determined by a current appraisal or discounted cash flow valuation less estimated costs to sell, and are included in “Other assets” on our Consolidated Statements of Financial Condition. These nonrecurring fair value measurements are classified within Level 2 of the fair value hierarchy.

Bank loan charge-off policies

Corporate and tax-exempt loans are monitored on an individual basis, and loan grades are reviewed at least quarterly to ensure they reflect the loan’s current credit risk. When we determine that it is likely that a corporate or tax-exempt loan will not be collected in full, the loan is evaluated for a potential write down of the carrying value. After consideration of a number of factors, including the borrower’s ability to restructure the loan, alternative sources of repayment, and other factors affecting the borrower’s ability to repay the debt, the portion of the loan deemed to be a confirmed loss, if any, is charged-off. For collateral-dependent loans secured by real estate, the amount of the loan considered a confirmed loss and charged-off is generally equal to the difference between the recorded investment in the loan and the collateral’s appraised value less estimated costs to sell. For C&I and tax-exempt loans, we evaluate all sources of repayment to arrive at the amount considered to be a loss and charged-off. Corporate banking and credit risk managers also meet regularly to review criticized loans (i.e., loans that are rated special mention or worse as defined by bank regulators). Additional charge-offs are taken when the value of the collateral changes or there is an adverse change in the expected cash flows.

A portion of our corporate loan portfolio is comprised of participations in either Shared National Credits (“SNCs”) or other large syndicated loans in the U.S. and Canada. The SNCs are U.S. loan syndications totaling over $100 million that are shared between three or more regulated institutions. The agent bank’s regulator reviews a portion of SNC loans on a semi-annual basis and provides a synopsis of each loan’s regulatory classification, including loans that are designated for nonaccrual status and directed charge-offs. We are at least as critical with our nonaccrual designations, directed charge-offs, and classifications, potentially impacting our allowance for credit losses and charge-offs. Corporate loans are subject to our internal review procedures and regulatory review by either the Florida Office of Financial Regulation (“OFR”) and the Board of Governors of the Federal Reserve System (“the Fed”) or the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities (“PDBS”) as part of our respective banks’ regulatory examinations.

Substantially all residential mortgage loans over 60 days past due are reviewed to determine loan status, collection strategy and charge-off recommendations. Charge-offs are typically considered on residential mortgage loans once the loans are delinquent 90 days or more and then generally taken before the loan is 120 days past due. A charge-off is taken against the allowance for credit losses for the difference between the loan amount and the amount that we estimate will ultimately be collected, based on the value of the underlying collateral less estimated costs to sell. We predominantly use broker price opinions for these valuations. If a loan remains in pre-foreclosure status for more than nine months, an updated valuation is obtained to determine if further charge-offs are necessary.

Loans to financial advisors, net

We offer loans to financial advisors for recruiting and retention purposes. The decision to extend credit to a financial advisor is generally based on their ability to generate future revenues. Loans offered are generally repaid over a five to ten year period, with interest recognized as earned, and are contingent upon continued affiliation with us. These loans are not assignable by the financial advisor and may only be assigned by us to a successor in interest. There is no fee income associated with these loans. In the event that the financial advisor is no longer affiliated with us, any unpaid balance of such loan becomes immediately due and payable to us and generally does not continue to accrue interest. Based upon the nature of these financing receivables,

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
affiliation status (i.e., whether the advisor is actively affiliated with us or has terminated affiliation with us) is the primary credit risk factor within this portfolio. We present the outstanding balance of loans to financial advisors on our Consolidated Statements of Financial Condition, net of the allowance for credit losses. Refer to the allowance for credit losses section that follows for further information related to our allowance for credit losses on our loans to financial advisors. See Note 9 for additional information on our loans to financial advisors.

Loans to financial advisors who are actively affiliated with us are considered past due once they are 30 days or more delinquent as to the payment of contractual interest or principal. Such loans are placed on nonaccrual status when we determine that full payment of contractual principal and interest is in doubt, or the loan is past due 180 days or more as to contractual interest or principal. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is written-off against interest income. Interest is recognized using the cash method for these loans thereafter until the loan qualifies for return to accrual status. Loans are returned to an accrual status when the loans have been brought contractually current with the original terms and have been maintained on a current basis for a reasonable period, generally six months.

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

Allowance for credit losses

We evaluate our held for investment bank loans, unfunded lending commitments, loans to financial advisors and certain other financial assets to estimate an allowance for credit losses (“ACL”) over the remaining life of the financial instrument. The remaining life of our financial assets is determined by considering contractual terms and expected prepayments, among other factors.

We use multiple methodologies in estimating an allowance for credit losses and our approaches may differ by the subsidiary which holds the asset, the type of financial asset and the risk characteristics within each financial asset type. Our estimates are based on ongoing evaluations of the portfolio, the related credit risk characteristics, and the overall economic and environmental conditions affecting the financial assets. For certain of our financial assets with collateral maintenance provisions (e.g., SBL, collateralized agreements, and margin loans), we apply the practical expedient allowed under the CECL guidance in estimating an allowance for credit losses. We reasonably expect that borrowers (or counterparties, as applicable) will replenish the collateral as required. As a result, we estimate zero credit losses to the extent that the fair value equals or exceeds the related carrying value of the financial asset. When the fair value of the collateral securing the financial asset is less than the carrying value, qualitative factors such as historical experience (adjusted for current risk characteristics and economic conditions) as well as reasonable and supportable forecasts are considered in estimating the allowance for credit losses on the unsecured portion of the financial asset.

Credit losses are charged-off against the allowance when we believe the uncollectibility of the financial asset is confirmed. Subsequent recoveries, if any, are credited to the allowance once received. A credit loss expense, or benefit, is recorded in earnings in an amount necessary to adjust the allowance for credit losses to our estimate as of the end of each reporting period. Our provision or benefit for credit losses for outstanding bank loans is included in “Bank loan provision/(benefit) for credit losses” on our Consolidated Statements of Income and Comprehensive Income and our provision or benefit for credit losses for all other financing receivables, including loans to financial advisors, and unfunded lending commitments, is included in “Other” expense.

Loans

We generally estimate the allowance for credit losses on our loan portfolios using credit risk models which incorporate relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable economic forecasts. After testing the reasonableness of a variety of economic forecast scenarios, each model is run using a single forecast scenario selected for such model. Our forecasts incorporate assumptions related to macroeconomic indicators including, but not limited to, U.S. gross domestic product (“GDP”), equity market indices, unemployment rates, and commercial real estate and residential home price indices. At the conclusion of our reasonable and supportable forecast period, which currently ranges from two to four years depending on the model and macroeconomic variables, we generally use a straight-line reversion approach over a one-year period, where applicable, to revert to historical loss information for C&I, REIT and tax-exempt loans. For CRE and residential mortgage loans, we incorporate a reasonable and supportable forecast of various macroeconomic variables over the remaining life of the assets. The development of the forecast used for CRE and

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
residential mortgage loans incorporates an assumption that each macroeconomic variable will revert to a long-term expectation starting in years two to four of the forecast and largely completing within the first five years of the forecast. We assess the length of the reasonable and supportable forecast period and the reversion period, our reversion approach, our economic forecasts and our methodology for estimating the historical loss information on a quarterly basis.

The allowance for credit losses on loans is generally evaluated and measured on a collective basis, based on the subsidiary which holds the asset, and then typically by loan portfolio segment, due to similar risk characteristics. When a loan does not share similar risk characteristics with other loans, the loan is evaluated for credit losses on an individual basis. Various risk characteristics are considered when determining whether the loan should be collectively evaluated including, but not limited to, financial asset type, internal risk ratings, collateral type, industry of the borrower, and historical or expected credit loss patterns.

The allowance for credit losses on collectively evaluated loans for each respective bank is comprised of two components: (a) a quantitative allowance; and (b) a qualitative allowance, which is based on an analysis of model limitations and other factors not considered by the quantitative models. There are several factors considered in estimating the quantitative allowance for credit losses on collectively evaluated loans which generally include, but are not limited to, the internal risk rating, historical loss experience (including adjustments due to current risk characteristics and economic conditions), prepayments, borrower-controlled extensions, and expected recoveries. We use third-party data for historical information on collectively evaluated corporate loans (C&I, CRE and REIT loans) and residential mortgage loans.

The qualitative portion of our allowance for credit losses includes certain factors that are not incorporated into the quantitative estimate and would generally require adjustments to the allowance for credit losses. These qualitative factors are intended to address developing trends related to each portfolio segment and would generally include, but are not limited to: changes in lending policies and procedures, including changes in underwriting standards and collection; our loan review process; volume and severity of delinquent loans; changes in the seasoning of the loan portfolio and the nature, volume and terms of loans; loan diversification and credit concentrations; changes in the value of underlying collateral; changes in legal and regulatory environments; local, regional, national and international economic conditions, or recent catastrophic events not already reflected in the quantitative estimate; and the routine time delay between when economic data is gathered, analyzed and distributed by our service providers and current macroeconomic developments.

Held for investment bank loans

Raymond James Bank: The allowance for credit losses for the C&I, CRE, REIT, residential mortgage, and tax-exempt portfolio segments is estimated using credit risk models that project a probability of default (“PD”), which is then multiplied by the loss given default (“LGD”) and the estimated exposure at default (“EAD”) at the loan-level for every period remaining in the loan’s expected life, including the maturity period. Historical information, combined with macroeconomic variables, are used in estimating the PD, LGD and EAD. Our credit risk models consider several factors when estimating the expected credit losses which may include, but are not limited to, financial performance and position, estimated prepayments, geographic location, industry or sector type, debt type, loan size, capital structure, initial risk levels and the economic outlook. Additional factors considered by the residential mortgage model include Fair Isaac Corporation (“FICO”) scores and loan-to-value (“LTV”) ratios.

TriState Capital Bank: The allowance for credit losses utilizes a lifetime or cumulative loss rate methodology, which identifies macroeconomic factors and asset-specific characteristics correlated with credit loss experience including loan age, loan type, and leverage. The lifetime loss rate is applied to the amortized cost of the loan and builds on default and recovery probabilities by utilizing pool-specific historical loss rates. These pool-specific historical loss rates may be adjusted for forecasted macroeconomic variables and other factors such as differences in underwriting standards, portfolio mix, or when historical asset terms do not reflect the contractual terms of the financial assets. Each quarter, the relevancy of historical loss information is assessed and management considers any necessary adjustments. Loss rates are based on historical averages for each loan pool, adjusted to reflect the impact of a single, forward-looking forecast of certain macroeconomic variables such as GDP, unemployment rates, corporate bond credit spreads and commercial property values, which management considers to be both reasonable and supportable.

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

Available-for-sale securities

Credit losses on available-for-sale securities are limited to the difference between the security’s amortized cost basis, or for the securities acquired in the TriState Capital acquisition, the fair value of such securities on the acquisition date, and its fair value on the reporting date. Credit losses, if any, are recognized through an allowance for credit losses rather than as a direct reduction in amortized cost basis or the acquisition date fair value, as applicable. We expect zero credit losses on the portion of our available-for-sale securities portfolio that is comprised of U.S. government and government agency-backed securities and the related accrued interest receivable for which payments of both principal and interest are guaranteed, and for which we have not historically experienced any credit losses. In addition, we have the ability and intent to hold these securities and unrealized losses related to these available-for-sale securities are generally due to changes in market interest rates. On a quarterly basis, we reassess our expectation of zero credit losses on such securities, giving consideration to any relevant changes in the securities or the issuer.

On a quarterly basis, we also evaluate non-agency-backed available-for-sale securities in an unrealized loss position for expected credit losses. We first determine whether it is more likely than not that we will sell the impaired securities, giving consideration to current and forecasted liquidity requirements, regulatory and capital requirements, and our securities portfolio management. If it is more likely than not that we will sell an available-for-sale security with a fair value below amortized cost before recovery, the security’s book basis is written down to fair value through earnings. For available-for-sale debt securities that it is more likely than not that we will not sell before recovery, a provision for credit losses is recorded through earnings for the amount of the valuation decline below book basis that is attributable to credit losses. We consider the extent to which fair value is less than amortized cost, credit ratings and other factors related to the security in assessing whether a credit loss exists, and we measure the credit loss by comparing the present value of cash flows expected to be collected to the book basis of the security limited by the amount that the fair value is less than the book basis. The remaining difference between the security’s fair value and its book basis (that is, the decline in fair value not attributable to credit losses) is recognized in other comprehensive income on an after-tax basis. Changes in the allowance for credit losses are recorded as provisions for credit losses. Losses are charged against the allowance when we believe the security is uncollectible or we intend to sell the security. At September 30, 2022, based on our assessment of those securities not guaranteed by the U.S government or its agencies, we recognized an insignificant allowance for credit losses.

Identifiable intangible assets, net

Certain identifiable intangible assets we acquire such as those related to customer relationships, core deposits, developed technology, trade names and non-compete agreements, are amortized over their estimated useful lives on a straight-line basis and are evaluated for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable. Amortization expense related to our identifiable intangible assets is included in “Other” expenses on our Consolidated Statements of Income and Comprehensive Income. See Note 3 for further information on our intangible assets resulting from recent acquisitions.

We also hold indefinite-lived identifiable intangible assets, which are not amortized. Rather, these assets are subject to an evaluation of potential impairment on an annual basis to determine whether the estimated fair value is in excess of its carrying value, or between annual impairment evaluation dates, if events or circumstances indicate there may be impairment. In the

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

In the course of our evaluation of a potential impairment to goodwill, we may elect either a qualitative or a quantitative assessment. Our qualitative assessments consider macroeconomic indicators, such as trends in equity and fixed income markets, GDP, labor markets, interest rates, and housing markets. We also consider regulatory changes, reporting unit specific results, and changes in key personnel and strategy. Changes in these indicators, and our ability to respond to such changes, may trigger the need for impairment testing at a point other than our annual assessment date. We assess these, and other, qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing a quantitative impairment analysis is not required. However, if we conclude otherwise, we then perform a quantitative impairment analysis. Alternatively, if we elect not to perform a qualitative assessment, we perform a quantitative evaluation.

In the event of a quantitative assessment, we estimate the fair value of the reporting unit with which the goodwill is associated and compare it to the carrying value. We estimate the fair value of our reporting units using an income approach based on a discounted cash flow model that includes significant assumptions about future operating results and cash flows and, if appropriate, a market approach. If the carrying value of a reporting unit is greater than the estimated fair value, an impairment charge is recognized for the excess.

We have elected January 1 as our annual goodwill impairment evaluation date, evaluating balances as of December 31. See Note 11 for additional information regarding the outcome of our goodwill impairment assessments.

Other assets

Other assets is primarily comprised of investments in company-owned life insurance, property and equipment, net, right-of-use assets (“ROU assets”) associated with leases, prepaid expenses, FHLB stock, Federal Reserve Bank (“FRB”) stock, investments in real estate partnerships held by consolidated VIEs, and certain investments held in our Bank segment. See Note 12 for further information. Other assets also includes client fractional shares for which we act in a principal capacity. See our fractional shares policy above for further information.

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

Raymond James Affordable Housing Investments, Inc. (“RJAHI”) (formerly Raymond James Tax Credit Funds, Inc.) a wholly-owned subsidiary of RJF, or one of its affiliates, acts as the managing member or general partner in Low-Income Housing Tax Credit (“LIHTC”) funds and other funds of a similar nature, some of which require consolidation. These funds invest in housing project limited partnerships or limited liability companies (“LLCs”) which purchase and develop affordable housing properties generally qualifying for federal and state low-income housing tax credits and/or provide a mechanism for banks and other institutions to meet certain regulatory obligations. The investments in project partnerships of all of the LIHTC fund VIEs which require consolidation are included in “Other assets” on our Consolidated Statements of Financial Condition.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Our Bank segment holds investments which deliver tax benefits, including in LIHTC funds, some of which are managed by RJAHI. We have determined that LIHTC funds managed by RJAHI are VIEs. See additional discussion in this Note 2 regarding our evaluation and conclusions around consolidation of such VIEs. These investments are included in “Other assets” on our Consolidated Statements of Financial Condition. See the “Income taxes” section of this Note 2 for a discussion of our accounting for investments which qualify for tax credits.

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation and software amortization. Property and equipment primarily consists of software, buildings, certain leasehold improvements, and furniture. Software includes both purchased software and internally developed software that has been placed in service, including certain software projects where development is in progress. Buildings primarily consists of owned facilities. Leasehold improvements are generally costs associated with lessee-owned interior office space improvements. Equipment primarily consists of communications and technology hardware. Depreciation of assets (other than land) is primarily calculated using the straight-line method over the estimated useful lives of the assets, within ranges outlined in the following table.

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

Additions, improvements and expenditures that extend the useful life of an asset are capitalized. Expenditures for repairs and maintenance, as well as all maintenance costs associated with software applications, are expensed in the period incurred. Depreciation expense associated with property and equipment is included in “Occupancy and equipment” expense on our Consolidated Statements of Income and Comprehensive Income. Amortization expense associated with computer software is included in “Communications and information processing” expense on our Consolidated Statements of Income and Comprehensive Income. Gains and losses on disposals of property and equipment are included in “Other” revenues on our Consolidated Statements of Income and Comprehensive Income in the period of disposal. See Note 13 for additional information regarding our property and equipment.

Leases

We have operating leases for the premises we occupy in many of our U.S. and foreign locations, including our employee-based branch office operations. At inception, we determine if an arrangement to utilize a building or piece of equipment is a lease and, if so, the appropriate lease classification. Substantially all of our leases are operating leases. If the arrangement is determined to be a lease, we recognize a ROU asset in “Other assets” and a corresponding lease liability in “Other payables” on our Consolidated Statements of Financial Condition. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. We elected the practical expedient, where leases with an initial or acquired term of 12 months or less are not recorded as an ROU asset or lease liability. Our lease terms include any noncancelable periods and may reflect periods covered by options to extend or terminate when it is reasonably certain that we will exercise those options.

We record our lease ROU assets at the amount of the lease liability plus any prepaid rent, amounts paid for lessor-owned leasehold improvements, and initial direct costs, less any lease incentives and accrued rent. We record lease liabilities at commencement date (or acquisition date, for leases assumed through acquisitions) based on the present value of lease payments over the lease term, which is discounted using our commencement date or acquisition date incremental borrowing rate, or at the imputed rate within the lease, as appropriate. Our incremental borrowing rate considers the weighted-average yields on our senior notes payable, adjusted for collateralization and tenor. Payments that vary because of changes in facts or circumstances occurring after the commencement date, such as operating expense payments under a real estate lease, are considered variable and are expensed in the period incurred. For our real estate leases, we elected the practical expedient to account for the lease and non-lease components as a single lease. Lease expense for our lease payments is recognized on a straight-line basis over the lease term if the ROU asset has not been impaired or abandoned. See Note 14 for additional information on our leases.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Bank deposits

Bank deposits include money market accounts, savings accounts, interest-bearing and non-interest-bearing checking accounts, and certificates of deposit held at Raymond James Bank and TriState Capital Bank. Raymond James Bank deposits are substantially comprised of deposits that are swept from the investment accounts of PCG clients through the RJBDP. TriState Capital Bank’s deposits are generally comprised of money market and savings accounts and interest-bearing checking accounts. Deposits are stated at the principal amount outstanding. Interest on deposits is accrued and charged to interest expense daily and is paid or credited in accordance with the terms of the respective accounts. The interest rates on the vast majority of our deposits are determined based on market rates and, in certain cases, may be linked to an index, such as the effective federal funds rate. For additional detail regarding deposits, see Note 15.

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

Share-based compensation

We account for the compensation cost related to share-based payment awards made to employees, directors, and independent contractors based on the estimated fair values of the awards on the date of grant. The compensation cost of our share-based awards, net of estimated forfeitures, is amortized over the requisite service period of the awards. Share-based compensation amortization is included in “Compensation, commissions and benefits” expense on our Consolidated Statements of Income and Comprehensive Income. See Note 23 for additional information on our share-based compensation plan.

Deferred compensation plans

We maintain various deferred compensation plans for the benefit of certain employees and independent contractors that provide a return to the participant based upon the performance of various referenced investments. For the Voluntary Deferred Compensation Plan (“VDCP”), Long-Term Incentive Plan (“LTIP”), and certain other plans, we purchase and hold company-owned life insurance policies on the lives of certain current and former participants to earn a competitive rate of return for participants and to provide a source of funds available to satisfy our obligations under the plan. See Note 12 for information regarding the carrying value of such policies. Compensation expense is recognized for all awards made under such plans with future service requirements over the requisite service period using the straight-line method. Changes in the value of the company-owned life insurance policies, as well as the expenses associated with the related deferred compensation plans, are recorded in “Compensation, commissions and benefits” expense on our Consolidated Statements of Income and Comprehensive Income. See Note 23 for additional information.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Foreign currency translation

The statements of financial condition of the foreign subsidiaries we consolidate are translated at exchange rates as of the period-end. The statements of income are translated either at an average exchange rate for the period or, in certain cases, at the exchange rate in effect on the date which transactions occur. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in OCI and are thereafter presented in equity as a component of AOCI. Gains and losses relating to transactions in currencies other than the respective subsidiaries’ functional currency are reported in “Other” revenues in our Consolidated Statements of Income and Comprehensive Income.

Income taxes

The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year. We utilize the asset and liability method to provide for income taxes on all transactions recorded in our consolidated financial statements. This method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for book and tax purposes. Accordingly, a deferred tax asset or liability for each temporary difference is determined based on the tax rates that we expect to be in effect when the underlying items of income and expense are realized. Our net deferred tax assets and net deferred tax liabilities presented on the financial statements are based upon the jurisdictional footprint of the firm. We consider our major jurisdictions for disclosure purposes to be federal, state, Canada, and the United Kingdom (“U.K.”). Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns, including the repatriation of undistributed earnings of foreign subsidiaries. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or liquidity. See Note 18 for further information on our income taxes.

We hold investments in certain LIHTC and other funds which deliver tax benefits. For those investments in LIHTC funds that qualify for application of the proportional amortization method, we apply such method. Under the proportional amortization method, the LIHTC investment is amortized in proportion to the allocation of tax credits received in each period, and the investment amortization and the tax credits are presented on a net basis within “Provision for income taxes” in our Consolidated Statements of Income and Comprehensive Income. Where our LIHTC investments do not qualify for such treatment, we account for such LIHTC and other fund investments under the equity method, with any losses recorded in “Other” expenses. The federal tax credits that result from these investments reduce our provision for income taxes in the year the investment’s activity is included in our taxable income. As a result, inclusion of these credits may not align to the period in which we recognize the losses on the related investments in our financial statements.

Earnings per share (“EPS”)

Basic EPS is calculated by dividing earnings attributable to common shareholders by the weighted-average common shares outstanding. Earnings attributable to common shareholders represents net income reduced by preferred stock dividends as well as the allocation of earnings and dividends to participating securities. Diluted EPS is similar to basic EPS, but adjusts for the dilutive effect of outstanding stock options, restricted stock awards (“RSAs”), and certain restricted stock units (“RSUs”) by application of the treasury stock method.

Evaluation of VIEs to determine whether consolidation is required

A VIE requires consolidation by the entity’s primary beneficiary. Examples of entities that may be VIEs include certain legal entities structured as corporations, partnerships or LLCs.

We evaluate all of the entities in which we are involved to determine if the entity is a VIE and if so, whether we hold a variable interest and are the primary beneficiary. We hold variable interests primarily in the following VIEs: certain private equity investments, a trust fund established for employee retention purposes (“Restricted Stock Trust Fund”) and certain LIHTC funds or funds of a similar nature. See Note 10 for further information on our VIEs.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
LIHTC funds

RJAHI is the managing member or general partner in a number of LIHTC funds having one or more investor members or limited partners. These LIHTC funds are organized as LLCs or limited partnerships for the purpose of investing in a number of project partnerships, which are limited partnerships or LLCs that purchase and develop, or hold, low-income housing properties qualifying for tax credits and/or provide a mechanism for banks and other institutions to meet their Community Reinvestment Act obligations throughout the U.S.

Our determination of the primary beneficiary of each fund in which RJAHI has a variable interest requires judgment and is based on an analysis of all relevant facts and circumstances, including: (1) an assessment of the characteristics of RJAHI’s variable interest and other involvement it has with the fund, including involvement of related parties and any de facto agents, as well as the involvement of other variable interest holders, namely, limited partners or investor members, and (2) the fund’s purpose and design, including the risks that the fund was designed to create and pass through to its variable interest holders. In the design of most tax credit fund VIEs, the investor members invest solely for tax attributes associated with the portfolio of low-income housing properties held by the fund. However, certain fund VIEs which invest and hold project partnerships that have already delivered most of the tax credits to their investors hold the projects to monetize anticipated future tax benefits for which the project may ultimately qualify. In both instances, RJAHI, as the managing member or general partner of the fund, is responsible for overseeing the fund’s operations.

RJAHI sponsors two general types of tax credit funds designed to deliver tax benefits to the investors. Generally, neither type meets the VIE consolidation criteria. These types of funds include single investor funds and multi-investor funds. RJAHI does not typically provide guarantees related to the delivery or funding of tax credits or other tax attributes to the investor members or limited partners of tax credit funds. The investor member(s) or limited partner(s) of the VIEs bear the risk of loss on their investment. Additionally, under the tax credit funds’ designed structure, the investor member(s) or limited partner(s) receive nearly all of the tax credits and tax-deductible loss benefits designed to be delivered by the fund entity, as well as a majority of any proceeds upon a sale of a project partnership held by a tax credit fund (fund level residuals). RJAHI earns fees from the fund for its services in organizing the fund, identifying and acquiring the project partnership investments and ongoing asset management, and receives a share of any residuals arising from sale of project partnerships upon the termination of the fund.

In single investor funds that deliver tax benefits, RJAHI has concluded that the one single investor member or limited partner in such funds, in nearly all instances, has significant participating rights over the activities that most significantly impact the economics of the fund. Therefore RJAHI, as managing member or general partner of such funds, is not the one party with power over such activities and resultantly is not deemed to be the primary beneficiary of such single investor funds and, in nearly all cases, these funds are not consolidated.

In multi-investor funds that deliver tax benefits, RJAHI has concluded that since the participating rights over the activities that most significantly impact the economics of the fund are not held by one single investor member or limited partner, RJAHI is deemed to have the power over such activities. RJAHI then assesses whether its projected benefits to be received from the multi-investor funds, primarily its share of any residuals upon the termination of the fund, are potentially significant to the fund. As such residuals received upon termination are not expected to be significant to the funds, in nearly all cases, these funds are not consolidated.

RJAHI may also sponsor other funds designed to hold projects to monetize future tax benefits for which the projects may qualify in either single investor or multi-investor form. In single investor form, the limited partner has significant participating rights over the activities that most significantly impact the economics of the fund, and therefore RJAHI is not the primary beneficiary of such funds and such funds are not consolidated. In multi-investor form, we have concluded that we meet the power criteria since participating rights are not held by any one single investor and thus RJAHI is deemed to have the power over such activities; however, we have concluded that we do not meet the benefits criteria given we do not expect the benefits to be potentially significant and therefore we are not the primary beneficiary and we do not consolidate the funds.

Direct investments in LIHTC project partnerships

Raymond James Bank and TriState Capital Bank are the investor members of LIHTC funds that deliver tax benefits which we have determined to be VIEs, and in which RJAHI, or its subsidiary, is the managing member. For Raymond James Bank, we have determined that it is the primary beneficiary of this VIE and therefore, we consolidate the fund. TriState Capital Bank also holds investments in other LIHTC funds for which we have determined that we are not the primary beneficiary. LIHTC funds which we consolidate are investor members in certain LIHTC project partnerships. Since unrelated third parties are the managing members of the investee project partnerships, we have determined that consolidation of these project partnerships is not required and the funds account for their project partnership investments under the equity method. The carrying values of

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
the funds’ project partnership investments are included in “Other assets” on our Consolidated Statements of Financial Condition. Any losses on such equity method investments are included in “Other” expenses on our Consolidated Statements of Income and Comprehensive Income. See “Income taxes” section of this Note 2 for a discussion of our accounting for the tax benefits related to such investments.

Private Equity Interests

As part of our private equity investments, at one time we held interests in a number of limited partnerships (our “Private Equity Interests”). We concluded that the Private Equity Interests are VIEs, primarily as a result of the treatment of limited partner kick-out and participation rights as a simple majority of the limited partners cannot initiate an action to kick-out the general partner without cause and the limited partners with equity at-risk lack substantive participating rights.

In our analysis of the criteria to determine whether we were the primary beneficiary of the Private Equity Interests VIEs, we analyzed the power and benefits criteria. As of September 30, 2021, we had concluded that we were the primary beneficiary in certain of these entities as we met the power and benefits criteria. In such instances, we consolidated the Private Equity Interests VIE. However, as of September 30, 2022 we had sold or restructured such investments such that we were no longer deemed the primary beneficiary and therefore did not consolidated these entities. In our remaining Private Equity Interests, we are a passive limited partner investor, and thus, we do not have the power to make decisions that most significantly affect the economic performance of such VIEs. Accordingly, in such circumstances, we have determined we are not the primary beneficiary and therefore we do not consolidate the VIE.

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

Acquisitions

Our financial statements include the operations of acquired businesses starting from the completion of the acquisition. Acquisitions are generally recorded as business combinations, whereby the assets acquired and liabilities assumed are recorded on the date of acquisition at their respective estimated fair values, including any identifiable intangible assets. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

Significant judgment is required in estimating the fair value of certain acquired assets and liabilities. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain as they pertain to forward-looking views of our businesses, client behavior, and market conditions. We consider the income, market and cost approaches and place reliance on the approach or approaches deemed most appropriate to estimate the fair value of intangible assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability) and the discount rate applied to the cash flows.

Determining the useful life of an intangible asset also requires judgment. With the exception of certain customer relationships, the majority of our acquired intangible assets (e.g., customer relationships, trade names and non-compete agreements) are expected to have determinable useful lives. We estimate the useful lives of these intangible assets based on a number of factors including competitive environment, market share, trademark, brand history, underlying demand, and operating plans. Finite-lived intangible assets are amortized over their estimated useful life. Refer to Note 3 and our goodwill and intangible assets policies above for additional information.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 3 – ACQUISITIONS

TriState Capital

On June 1, 2022, we completed our acquisition of all the outstanding shares of TriState Capital, including its wholly-owned subsidiaries, TriState Capital Bank and Chartwell Investment Partners, LLC (“Chartwell”), in a cash and stock transaction valued at $1.4 billion. TriState Capital Bank serves the commercial banking needs of middle-market businesses and financial services providers and focused private banking needs of high-net-worth individuals. Chartwell, a registered investment adviser, provides investment management services primarily to institutional investors, mutual funds, and individual investors. TriState Capital Bank will continue to operate as a separately branded firm and as an independently-chartered bank. TriState Capital Bank and Chartwell have been integrated into our Bank and Asset Management segments, respectively, and their results of operations have been included in our results prospectively from the closing date of June 1, 2022.

Under the terms of the acquisition agreement, TriState Capital common stockholders received $6.00 cash and 0.25 shares of RJF common stock for each share of TriState Capital common stock. Additionally, the TriState Capital Series C Perpetual Non-Cumulative Convertible Non-Voting Preferred Stock (“Series C Convertible Preferred Stock”) was converted to common shares at the prescribed exchange ratio and cashed out at $30 per share and each share of TriState Capital’s 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock and TriState Capital’s 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock was converted, respectively, into the right to receive one share of a newly created series A and series B preferred stock of RJF. The fair values of these newly created RJF series A and series B preferred stock were estimated as of the June 1, 2022 acquisition date based on quoted market prices for the instruments. See Note 20 for further details on these new classes of preferred stock.

Furthermore, as a component of our total purchase consideration for TriState Capital on June 1, 2022, in accordance with the terms of the acquisition agreement, 551 thousand RJF RSAs were issued at terms that mirrored RSAs of TriState Capital which were outstanding as of the acquisition date. In accordance with the terms of the acquisition agreement, the TriState Capital RSAs were converted to RJF RSAs using an exchange ratio that considered the RJF volume weighted average price for 10 trading days ending on the third business day prior to the closing of the acquisition. The fair value of the RSAs upon completion of the transaction was calculated as of the June 1, 2022 acquisition date based on the June 1, 2022 closing share price of our common stock and was allocated between the pre-acquisition service period ($28 million treated as purchase consideration) and the post-acquisition requisite service period, over which we will recognize share-based compensation amortization. See Note 23 for further details on these RSAs.

On December 15, 2021, during the period between announcement of the intent to acquire TriState Capital and the acquisition closing date, we had loaned TriState Capital $125 million under an unsecured fixed-to-floating rate note (the “Note”). The Note was set to mature on December 15, 2024 and bore interest at a fixed annual rate of 2.25%. Upon acquisition, the Note reverted to an intercompany instrument and subsequent to the closing date, the Note was forgiven. In accordance with GAAP, as of the acquisition date the Note was considered to have been effectively settled and the acquisition-date fair value of $123 million was treated as purchase consideration and included in the purchase price. The fair value of the Note on the acquisition date was determined using a discounted cash flow analysis based on the incremental borrowing rates for similar types of instruments at the acquisition date.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

TriState Capital
$ in millions, except share and per share amounts	June 1, 2022
Fair value of consideration transferred:
Fair value of common stock issued:
Shares of RJF common stock issued	7,861,189
RJF share price as of June 1, 2022	$97.74
Fair value of RJF common stock issued for TriState Capital common stock	$768
Other common stock consideration	10
Total fair value of common stock issued	778
Cash consideration (1)	359
Effective settlement of the Note	123
Preferred stock issued	120
RSAs issued	28
Total purchase price	$1,408
Fair value of assets acquired:
Cash and cash equivalents	$457
Available-for-sale securities	1,524
Derivative assets	51
Bank loans, net	11,549
Deferred income taxes, net	26
Identifiable intangible assets	197
Other assets	226
All other assets acquired	59
Total assets acquired	$14,089
Fair value of liabilities assumed:
Bank deposits	$12,593
Derivative liabilities	125
Other borrowings	375
All other liabilities assumed	117
Total liabilities assumed	$13,210
Fair value of net identifiable assets acquired	$879
Goodwill (2)	$529
(1)    Cash consideration includes $6 per TriState Capital common share outstanding (for a total of $189 million) and $30 per TriState Capital Series C Convertible Preferred Stock outstanding (for a total of $154 million), as well as other cash amounts paid to settle TriState Capital warrants and options outstanding as of the closing and cash paid in lieu of fractional shares. We utilized our cash on hand to fund the cash component of the purchase consideration.
(2)    The goodwill associated with this acquisition, which has been allocated to our Bank segment and primarily represents synergies from combining TriState Capital with our existing businesses, is not deductible for tax purposes.

Our Consolidated Statements of Income and Comprehensive Income included net revenues and pre-tax income attributable to TriState Capital of $141 million and $38 million, respectively, for the year ended September 30, 2022. The pre-tax income included an initial provision for credit losses on loans and lending commitments acquired as part of the acquisition of $26 million (included in “Bank loan provision/(benefit) for credit losses”) and $5 million (included in “Other” expense), respectively. These provisions were required under GAAP to be recorded in earnings in the reporting period following the acquisition date.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

All other acquisitions

On January 21, 2022, we completed our acquisition of U.K.-based Charles Stanley Group PLC (“Charles Stanley”) using cash on hand as of the acquisition date. The acquisition enables us to accelerate our financial planning, investment advisory and securities transaction services growth in the U.K. and, through Charles Stanley’s multiple affiliation options, gives us the ability to offer wealth management affiliation choices to financial advisors in the U.K. consistent with our PCG model in the U.S. and Canada. Charles Stanley has been integrated into our PCG segment and its results of operations have been included in our results prospectively from the closing date of January 21, 2022.

On July 1, 2022, we completed our acquisition of SumRidge Partners, LLC (“SumRidge Partners”) using cash on hand as of the acquisition date. SumRidge Partners is a technology-driven fixed income market maker specializing in investment-grade and high-yield corporate bonds, municipal bonds, and institutional preferred securities. The acquisition of SumRidge Partners added an institutional market-making operation, as well as additional trading technologies and risk management tools to our existing fixed income operations. SumRidge Partners has been integrated into our Capital Markets segment and its results of operations have been included in our results prospectively from the closing date of July 1, 2022.

We accounted for our completed acquisitions of Charles Stanley and SumRidge Partners as business combinations in accordance with GAAP. Accordingly, the aggregate purchase price attributable to each acquisition was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values. The following table summarizes the aggregate purchase consideration, fair value estimates of the assets acquired and liabilities assumed, and resulting goodwill as of their respective acquisition dates.

$ in millions	Charles Stanley (1) and SumRidge Partners
Aggregate purchase consideration	$686
Fair value of assets acquired:
Cash and cash equivalents	$156
Assets segregated for regulatory purposes	1,890
Trading assets	631
Brokerage client receivables	91
Other receivables	440
Identifiable intangible assets	137
All other assets acquired	38
Total assets acquired	$3,383
Fair value of liabilities assumed:
Trading liabilities	$552
Brokerage client payables	2,064
All other liabilities assumed	347
Total liabilities assumed	$2,963
Fair value of net identifiable assets acquired	$420
Goodwill	$266

Goodwill by segment:
PCG (2)	$164
Capital Markets (3)	102
Total goodwill	$266

(1)    The fair values of assets acquired and liabilities assumed associated with the Charles Stanley acquisition were denominated in British pounds sterling (“GBP”) and converted to U.S. dollars using the spot rate of 1.3554 as of January 21, 2022.
(2)    The goodwill associated with the Charles Stanley acquisition, which has been allocated to our PCG segment, primarily represents synergies from combining Charles Stanley with our existing businesses and is not deductible for tax purposes.
(3)     The goodwill associated with the SumRidge Partners acquisition, which has been allocated to our Capital Markets segment, primarily represents synergies from combining SumRidge Partners with our existing businesses and is deductible for tax purposes over 15 years.

Our Consolidated Statements of Income and Comprehensive Income included combined net revenues attributable to Charles Stanley and SumRidge Partners of $187 million and an insignificant amount of pre-tax income for the year ended September 30, 2022.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Determination of fair value

The following is a description of the methods used to determine the fair values of significant assets and liabilities acquired:

Cash and cash equivalents; Assets segregated for regulatory purposes; Brokerage client receivables; Other receivables; and Brokerage client payables: The pre-close carrying amount of these assets and liabilities was a reasonable estimate of fair value based on the short-term nature of these assets and liabilities.

Trading assets and liabilities: The pre-close carrying amount of trading assets and liabilities as of the acquisition date were used as reasonable estimates of fair value. We utilized prices from third-party pricing services to corroborate these estimates of fair value.

Available-for-sale securities: The fair values of available-for-sale securities were based on quoted market prices for the same or similar securities, recently executed transactions or third-party pricing models.

Derivatives assets and liabilities: The pre-close carrying amount of derivative assets and liabilities, which utilized valuations from third-party pricing services, were used as reasonable estimates of fair value.

Bank loans: Fair values for bank loans were determined using a discounted cash flow methodology that considered loan type and related collateral, credit loss expectations, classification status, market interest rates and other market factors from the perspective of a market participant. Loans were segregated into specific pools according to similar characteristics, including risk, interest rate type (i.e., fixed or floating), underlying benchmark rate, and payment type and were treated in the aggregate when determining the fair value of each pool. The discount rates were derived using a build-up method inclusive of the weighted average cost of funding, estimated servicing costs and an adjustment for liquidity and then compared to current origination rates and other relevant market data.

Purchased loans were evaluated and classified as either purchased credit deteriorated (“PCD”), which indicates that the loan has experienced more than insignificant credit deterioration since origination, or non-PCD loans. For PCD loans, the sum of the loan’s purchase price and allowance for credit losses, which was determined as of the acquisition date using the same allowance methodology applied to the TriState Capital Bank loan portfolio as of September 30, 2022, became its initial amortized cost basis. The initial allowance for credit losses on PCD loans is established in purchase accounting, with a corresponding offset to goodwill (i.e., is not recorded in earnings). As required under GAAP, an initial allowance for credit losses on non-PCD loans is required to be established through a provision for credit losses (i.e., recorded in earnings) in the first reporting period following the acquisition. Subsequent changes in the allowance for credit losses for PCD and non-PCD loans are recognized in the bank loan provision/(benefit) for credit losses. For non-PCD loans, the difference between the fair value and the unpaid principal balance was considered the fair value mark. The non-credit discount or premium related to PCD loans and the fair value mark on non-PCD loans will be accreted or amortized into interest income over the weighted average life of the underlying loans, which may vary based on prepayments.

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

•Customer relationships — The fair values of customer relationships were estimated using a multi-period excess earnings approach that considered future period post-tax earnings, as well as a discount rate.
•Trade names — The fair values of trade names were estimated using a relief from royalty approach which was based on a forecast of the after-tax royalties we would save by ownership of the intangible assets rather than licensing the use of those assets.
•Core deposit intangible (“CDI”) — The fair value of the CDI asset was estimated using a discounted cash flow approach, specifically the favorable source of funds method, that considered the servicing and interest costs of the acquired deposit base, an estimate of the cost associated with alternative funding sources, expected client attrition rates, deposit growth rates, and a discount rate.
•Developed technology — The fair value of developed technology was estimated primarily using a multi-period excess earnings approach which was based on a forecast of the expected future net cash flows attributable to the assets over the estimated remaining lives of the assets.

These cash flow forecasts were then adjusted to present value by applying appropriate discount rates based on current market rates that reflect the risks associated with the cash flow streams.

The following table summarizes the fair value and weighted average estimated useful life of identifiable intangibles assets acquired as of the respective acquisition dates.

	TriState Capital		Charles Stanley and SumRidge Partners
$ in millions	Estimated fair value	Weighted average estimated useful life	Estimated fair value	Weighted average estimated useful life
Fair value of identifiable intangible assets acquired:
Core deposit intangible	$89	10 years	$—	—
Customer relationships	54	17 years	80	12 years
Trade names	33	20 years	17	9 years
Developed technology	16	10 years	40	8 years
Non-amortizing customer relationships	5	N/A	—	N/A
Total identifiable intangibles assets acquired	$197		$137

Other assets: Other assets primarily include company-owned life insurance policies, ROU assets, investments in FHLB stock, and investments in LIHTC funds. The pre-close historical carrying values of company-owned life insurance policies, investments in FHLB stock and investments in LIHTC funds were used as a reasonable estimate of fair value. ROU lease assets were measured at the same amount as the lease liability, as adjusted to reflect favorable or unfavorable terms of the lease when compared with market terms (see “Other payables” section below for additional details regarding acquired lease liabilities).

Bank deposits: The fair values used for demand and savings deposits equaled the amounts payable on demand at the acquisition date. The fair values for time deposits were estimated by applying a discounted cash flow method to discount the principal and interest payments from maturity at the yields offered by similar banks as of the acquisition date.

Other borrowings: Other borrowings was comprised of 5.75% fixed-to-floating subordinated notes due 2030 and short-term FHLB advances (see Note 16 for further details on these borrowings). The fair value of the subordinated note was estimated based on quoted market prices as of the valuation date. The carrying amount of the FHLB advances was a reasonable estimate of fair value based on the short-term nature of these instruments and that the vast majority are floating-rate advances.

All other liabilities assumed: All other liabilities assumed primarily included payables to brokers, dealers, and clearing organizations, lease liabilities, accrued compensation, commissions, and benefits, and the fair value of unfunded lending commitments. The pre-close historical carrying amount of payables to brokers, dealers, and clearing organizations and accrued compensation, commissions, and benefits was a reasonable estimate of fair value based on the short-term nature of these liabilities. Lease liabilities were measured at the present value of the remaining lease payments determined using a discounted cash flow method based on our cost of borrowing, as if the acquired lease were a new lease at the acquisition date. The fair value of unfunded lending commitments was estimated using a discounted cash flow approach.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Pro forma financial information (unaudited)

The following table presents unaudited pro forma RJF consolidated net revenues and pre-tax income as if the TriState Capital, Charles Stanley, and SumRidge Partners acquisitions had occurred on October 1, 2020. The unaudited pro forma results reflect adjustments for amortization of acquired identifiable intangible assets, the initial provision for credit losses on non-PCD loans and lending commitments, acquisition-related retention expense, and accretion of the purchase accounting fair value adjustments to loans, available-for-sale securities, lending commitments, deposits, and other borrowings, with accretion generally recognized over the weighted average life of the underlying asset or liability. Legal and other professional fees and other costs incurred to effect these acquisitions are treated as if they were incurred on October 1, 2020. The pro forma amounts do not reflect potential revenue growth or cost savings that may be realized as a result of these acquisitions. The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of future operations or results had these acquisitions been completed as of October 1, 2020.

	Year ended September 30,
$ in millions	2022	2021
Net revenues	$11,364	$10,395
Pre-tax income	$2,195	$1,872

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 4 – FAIR VALUE

Our “Financial instruments” and “Financial instrument liabilities” on our Consolidated Statements of Financial Condition are recorded at fair value. For further information about such instruments and our significant accounting policies related to fair value see Note 2. The following tables present assets and liabilities measured at fair value on a recurring basis. Netting adjustments represent the impact of counterparty and collateral netting on our derivative balances included on our Consolidated Statements of Financial Condition. See Note 6 for additional information.

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of September 30, 2022
Assets at fair value on a recurring basis:
Trading assets:
Municipal and provincial obligations	$—	$269	$—	$—	$269
Corporate obligations	16	579	—	—	595
Government and agency obligations	86	85	—	—	171
Agency MBS, CMOs, and asset-backed securities (“ABS”)	—	123	—	—	123
Non-agency CMOs and ABS	—	61	—	—	61
Total debt securities	102	1,117	—	—	1,219
Equity securities	20	—	—	—	20
Brokered certificates of deposit	—	30	—	—	30
Other	—	—	1	—	1
Total trading assets	122	1,147	1	—	1,270
Available-for-sale securities (1)	986	8,899	—	—	9,885
Derivative assets:
Interest rate - matched book	—	52	—	—	52
Interest rate - other	42	432	—	(348)	126
Foreign exchange	—	10	—	—	10
Total derivative assets	42	494	—	(348)	188
Other investments - private equity - not measured at NAV	—	—	5	—	5
All other investments:
Government and agency obligations (2)	79	—	—	—	79
Other	92	2	24	—	118
Total all other investments	171	2	24	—	197
Other assets - fractional shares	78	—	—	—	78
Subtotal	1,399	10,542	30	(348)	11,623
Other investments - private equity - measured at NAV					90
Total assets at fair value on a recurring basis	$1,399	$10,542	$30	$(348)	$11,713

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$5	$—	$—	$—	$5
Corporate obligations	—	555	—	—	555
Government and agency obligations	249	—	—	—	249
Total debt securities	254	555	—	—	809
Equity securities	27	—	—	—	27
Total trading liabilities	281	555	—	—	836
Derivative liabilities:
Interest rate - matched book	—	52	—	—	52
Interest rate - other	40	495	—	(65)	470
Foreign exchange	—	5	—	—	5
Other	—	—	3	—	3
Total derivative liabilities	40	552	3	(65)	530
Other payables - fractional shares	78	—	—	—	78
Total liabilities at fair value on a recurring basis	$399	$1,107	$3	$(65)	$1,444

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of September 30, 2021
Assets at fair value on a recurring basis:
Assets segregated for regulatory purposes (3)	$2,100	$—	$—	$—	$2,100
Trading assets:
Municipal and provincial obligations	—	155	—	—	155
Corporate obligations	16	63	—	—	79
Government and agency obligations	15	94	—	—	109
Agency MBS, CMOs, and ABS	—	211	—	—	211
Non-agency CMOs and ABS	—	14	—	—	14
Total debt securities	31	537	—	—	568
Equity securities	8	4	—	—	12
Brokered certificates of deposit	—	16	—	—	16
Other	—	—	14	—	14
Total trading assets	39	557	14	—	610
Available-for-sale securities (1)	15	8,300	—	—	8,315
Derivative assets:
Interest rate - matched book	—	193	—	—	193
Interest rate - other	16	128	—	(87)	57
Foreign exchange	—	5	—	—	5
Total derivative assets	16	326	—	(87)	255
Other investments - private equity - not measured at NAV	—	—	75	—	75
All other investments:
Government and agency obligations (2)	86	—	—	—	86
Other	77	2	23	—	102
Total all other investments	163	2	23	—	188
Subtotal	2,333	9,185	112	(87)	11,543
Other investments - private equity - measured at NAV					94
Total assets at fair value on a recurring basis	$2,333	$9,185	$112	$(87)	$11,637

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$2	$—	$—	$—	$2
Corporate obligations	—	6	—	—	6
Government and agency obligations	137	—	—	—	137
Total debt securities	139	6	—	—	145
Equity securities	28	3	—	—	31
Total trading liabilities	167	9	—	—	176
Derivative liabilities:
Interest rate - matched book	—	193	—	—	193
Interest rate - other	16	106	—	(88)	34
Other	—	—	1	—	1
Total derivative liabilities	16	299	1	(88)	228
Total liabilities at fair value on a recurring basis	$183	$308	$1	$(88)	$404

(1)    Our available-for-sale securities primarily consist of agency MBS and agency CMOs. See Note 5 for further information.
(2)    These assets are comprised of U.S. Treasuries primarily purchased to meet certain deposit requirements with clearing organizations.
(3)    These assets consisted of U.S. Treasuries with maturities greater than 3 months as of our date of purchase. These assets did not include U.S. Treasuries with maturities of less than 3 months as of our date of purchase with a fair value of $3.55 billion at September 30, 2021 which were considered cash equivalents segregated for regulatory purposes. These assets are classified as Level 1. Such cash equivalents were $500 million at September 30, 2022.

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

Year ended September 30, 2022 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading assets	Other investments		Derivative liabilities
$ in millions	Other	Private equity investments	All other	Other
Fair value beginning of year	$14	$75	$23	$(1)
Total gains/(losses) included in earnings	1	12	(3)	(2)
Purchases and contributions	108	—	7	—
Sales, distributions, and deconsolidations	(122)	(70)	(3)	—
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	(12)	—	—
Fair value end of year	$1	$5	$24	$(3)
Unrealized gains/(losses) for the year included in earnings for instruments held at the end of the year	$—	$1	$1	$(2)

Year ended September 30, 2021 Level 3 instruments at fair value
	Financial assets				Financial liabilities
	Trading assets	Derivative assets	Other investments		Derivative liabilities
$ in millions	Other	Other	Private equity investments	All other	Other
Fair value beginning of year	$12	$—	$37	$22	$(5)
Total gains/(losses) included in earnings	(1)	1	37	1	5
Purchases and contributions	49	—	1	—	—
Sales, distributions, and deconsolidations	(46)	(1)	—	—	(1)
Transfers:
Into Level 3	—	—	—	—	—
Out of Level 3	—	—	—	—	—
Fair value end of year	$14	$—	$75	$23	$(1)
Unrealized gains/(losses) for the year included in earnings for instruments held at the end of the year	$—	$—	$37	$1	$(1)

As of September 30, 2022, 14% of our assets and 2% of our liabilities were measured at fair value on a recurring basis. In comparison, as of September 30, 2021, 19% of our assets and 1% of our liabilities were measured at fair value on a recurring basis.  As of both September 30, 2022 and 2021, Level 3 assets represented less than 1% of our assets measured at fair value on a recurring basis.

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

Our private equity portfolio as of September 30, 2022 primarily included investments in third-party funds, including growth equity, venture capital, and mezzanine lending fund investments. Our investments cannot be redeemed directly with the funds.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Our investments are monetized through the liquidation of underlying assets of fund investments, the timing of which is uncertain.
The following table presents the recorded value and unfunded commitments related to our private equity investments portfolio.

$ in millions	Recorded value	Unfunded commitment
September 30, 2022
Private equity investments measured at NAV	$90	$39
Private equity investments not measured at NAV	5
Total private equity investments	$95

September 30, 2021
Private equity investments measured at NAV	$94	$24
Private equity investments not measured at NAV	75
Total private equity investments (1)	$169

(1)    Of the total private equity investments at September 30, 2021, the portion we owned was $120 million, while the portion that we did not own was $49 million and was included as a component of noncontrolling interests on our Consolidated Statements of Financial Condition.

As a financial holding company, we are subject to holding period limitations for our merchant banking activities. As a result of such holding limitations, we exited or restructured certain of our private equity investments during fiscal 2022 to conform with such regulatory deadlines, which resulted in a decline in private equity investments not measured at NAV compared to September 30, 2021 and a decline in noncontrolling interests on our Consolidated Statements of Financial Condition related to the portion of such investments we did not own. Additionally, many of our private equity fund investments met the definition of prohibited covered funds as defined by the Volcker Rule enacted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). We received approval from the Fed to continue to hold the majority of our covered fund investments until July 2022. As a result, we have exited or restructured our covered fund investments to conform to such regulatory deadlines.
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

$ in millions	Level 2	Level 3	Total fair value	Valuation technique(s)	Unobservable input	Range (weighted-average)
September 30, 2022
Bank loans:
Residential mortgage loans	$2	$10	$12	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.4 yrs.)
Corporate loans	$—	$57	$57	Collateral or discounted cash flow (1)	Recovery rate	24% - 66% (47%)
Loans held for sale	$3	$—	$3	N/A	N/A	N/A

September 30, 2021
Bank loans:
Residential mortgage loans	$3	$11	$14	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.5 yrs.)
Corporate loans	$—	$49	$49	Collateral or discounted cash flow (1)	Recovery rate	74%
Loans held for sale	$29	$—	$29	N/A	N/A	N/A

(1)    The valuation techniques used to estimate the fair values are based on collateral value less selling costs for the collateral-dependent loans and discounted cash flows for loans that are not collateral-dependent. Unobservable inputs used in the collateral valuation technique are not meaningful and unobservable inputs used in the discounted cash flow valuation technique are presented in the table.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Financial instruments not recorded at fair value

Many, but not all, of the financial instruments we hold were recorded at fair value on the Consolidated Statements of Financial Condition.  The following table presents the estimated fair value and fair value hierarchy of financial assets and liabilities that are not recorded at fair value on the Consolidated Statements of Financial Condition at September 30, 2022 and 2021. This table excludes financial instruments that are carried at amounts which approximate fair value.

$ in millions	Level 2	Level 3	Total estimated fair value	Carrying amount
September 30, 2022
Financial assets:
Bank loans, net	$134	$42,336	$42,470	$43,167
Financial liabilities:
Bank deposits - certificates of deposit	$400	$579	$979	$999
Other borrowings - subordinated notes payable	$95	$—	$95	$100
Senior notes payable	$1,706	$—	$1,706	$2,038

September 30, 2021
Financial assets:
Bank loans, net	$116	$24,839	$24,955	$24,902
Financial liabilities:
Bank deposits - certificates of deposit	$—	$898	$898	$878
Senior notes payable	$2,459	$—	$2,459	$2,037

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

Bank loans, net: These financial instruments are primarily comprised of loans originated or purchased by our Bank segment and include SBL, C&I loans, commercial and residential real estate loans, REIT loans, and tax-exempt loans intended to be held until maturity or payoff. These financial instruments are primarily recorded at amounts that result from the application of the methodologies for loans held for investment summarized in Note 2. Certain bank loans are held for sale, which are carried at the lower of cost or market value. A portion of these loans held for sale, as well as certain held for investment loans which have been written-down, are recorded at fair value as nonrecurring fair value measurements and therefore are excluded from the preceding table.

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

Loans to financial advisors, net: These financial instruments are primarily comprised of loans to financial advisors, primarily offered for recruiting and retention purposes. Loans to financial advisors, net are recorded at amounts that approximate fair value and are classified as Level 2 under the fair value hierarchy. Refer to Note 2 for information regarding loans to financial advisors, net.

Bank deposits: The carrying amounts of variable-rate money market and savings accounts approximate their fair values as these are short-term in nature. Due to their short-term nature, variable-rate money market and savings accounts are classified as Level 2 under the fair value hierarchy. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of expected monthly maturities on time deposits. These fixed-rate certificates of deposit are classified as Levels 2 and 3 under the fair value hierarchy.

Payables: Brokerage client payables and other payables are recorded at amounts that approximate fair value and are classified as Level 2 under the fair value hierarchy.

Other borrowings: Other borrowings primarily include 5.75% fixed-to-floating subordinated notes due 2030 and our Bank segment’s borrowings from the FHLB. The fair value of the subordinated notes is estimated by discounting scheduled cash flows through the estimated maturity using market rates for borrowings of similar maturities and is classified as Level 2 under the fair value hierarchy. FHLB advances reflect terms that approximate current market rates for similar loans and therefore, their carrying value approximates fair value. Our FHLB advances are classified as Level 2 under the fair value hierarchy.

Senior notes payable: The fair value of our senior notes payable is calculated based upon recent trades of those debt securities in the market. Our senior notes payable are classified as Level 2 under the fair value hierarchy.

NOTE 5 – AVAILABLE-FOR-SALE SECURITIES

We own available-for-sale securities at Raymond James Bank and TriState Capital Bank. Refer to Note 2 for a discussion of our accounting policies applicable to our available-for-sale securities.

The following table details the amortized costs and fair values of our available-for-sale securities.

$ in millions	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2022
Agency residential MBS	$5,662	$—	$(668)	$4,994
Agency commercial MBS	1,518	—	(208)	1,310
Agency CMOs	1,637	—	(233)	1,404
Other agency obligations	613	—	(31)	582
Non-agency residential MBS	492	—	(41)	451
U.S. Treasuries	1,014	—	(28)	986
Corporate bonds	146	—	(5)	141
Other	18	—	(1)	17
Total available-for-sale securities	$11,100	$—	$(1,215)	$9,885

September 30, 2021
Agency residential MBS	$5,168	$46	$(25)	$5,189
Agency commercial MBS	1,285	7	(28)	1,264
Agency CMOs	1,854	9	(16)	1,847
U.S Treasuries	15	—	—	15
Total available-for-sale securities	$8,322	$62	$(69)	$8,315

The amortized costs and fair values in the preceding table exclude $24 million and $14 million of accrued interest on available-for-sale securities as of September 30, 2022 and September 30, 2021, respectively, which was included in “Other receivables, net” on our Consolidated Statements of Financial Condition.

See Note 4 for additional information regarding the fair value of available-for-sale securities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table details the contractual maturities, amortized costs, carrying values and current yields for our available-for-sale securities.  Weighted-average yields are calculated on a taxable-equivalent basis based on estimated annual income divided by the average amortized cost of these securities. Since our MBS and CMO available-for-sale securities are backed by mortgages, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. As a result, as of September 30, 2022, the weighted-average life of our available-for-sale securities portfolio was approximately 4.65 years.

	September 30, 2022
$ in millions	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency residential MBS
Amortized cost	$—	$147	$2,516	$2,999	$5,662
Carrying value	$—	$140	$2,242	$2,612	$4,994
Weighted-average yield	—%	2.45%	1.25%	1.76%	1.55%
Agency commercial MBS
Amortized cost	$15	$714	$716	$73	$1,518
Carrying value	$15	$644	$588	$63	$1,310
Weighted-average yield	1.91%	1.70%	1.22%	1.69%	1.47%
Agency CMOs
Amortized cost	$—	$12	$30	$1,595	$1,637
Carrying value	$—	$12	$27	$1,365	$1,404
Weighted-average yield	—%	2.08%	1.54%	1.48%	1.49%
Other agency obligations
Amortized cost	$—	$487	$114	$12	$613
Carrying value	$—	$464	$107	$11	$582
Weighted-average yield	—%	2.16%	3.55%	2.99%	2.43%
Non-agency residential MBS
Amortized cost	$—	$—	$—	$492	$492
Carrying value	$—	$—	$—	$451	$451
Weighted-average yield	—%	—%	—%	4.13%	4.13%
U.S. Treasuries
Amortized cost	$6	$1,006	$2	$—	$1,014
Carrying value	$6	$978	$2	$—	$986
Weighted-average yield	1.91%	2.64%	1.30%	—%	2.63%
Corporate bonds
Amortized cost	$—	$83	$63	$—	$146
Carrying value	$—	$81	$60	$—	$141
Weighted-average yield	—%	4.12%	4.91%	—%	4.46%
Other
Amortized cost	$—	$5	$—	$13	$18
Carrying value	$—	$5	$—	$12	$17
Weighted-average yield	—%	4.19%	—%	5.33%	4.95%
Total available-for-sale securities
Amortized cost	$21	$2,454	$3,441	$5,184	$11,100
Carrying value	$21	$2,324	$3,026	$4,514	$9,885
Weighted-average yield	1.91%	2.31%	1.39%	1.91%	1.84%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table details the gross unrealized losses and fair values of securities that were in a loss position at the reporting period end, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
$ in millions	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
September 30, 2022
Agency residential MBS	$2,165	$(226)	$2,829	$(442)	$4,994	$(668)
Agency commercial MBS	494	(41)	816	(167)	1,310	(208)
Agency CMOs	337	(32)	1,067	(201)	1,404	(233)
Other agency obligations	582	(31)	—	—	582	(31)
Non-agency residential MBS	451	(41)	—	—	451	(41)
U.S. Treasuries	982	(28)	4	—	986	(28)
Corporate bonds	128	(5)	—	—	128	(5)
Other	17	(1)	—	—	17	(1)
Total	$5,156	$(405)	$4,716	$(810)	$9,872	$(1,215)
September 30, 2021
Agency residential MBS	$3,155	$(25)	$18	$—	$3,173	$(25)
Agency commercial MBS	645	(13)	353	(15)	998	(28)
Agency CMOs	918	(12)	231	(4)	1,149	(16)
U.S. Treasuries	3	—	—	—	3	—
Total	$4,721	$(50)	$602	$(19)	$5,323	$(69)

At September 30, 2022, of the 1,071 available-for-sale securities in an unrealized loss position, 734 were in a continuous unrealized loss position for less than 12 months and 337 securities were in a continuous unrealized loss position for greater than 12 months.

At September 30, 2022, debt securities we held in excess of ten percent of our equity included those issued by the Federal National Home Mortgage Association and Federal Home Loan Mortgage Corporation with amortized costs of $5.42 billion and $3.21 billion, respectively, and fair values of $4.74 billion and $2.80 billion, respectively.

We received proceeds of $52 million, $969 million, and $222 million, respectively, from sales of available-for-sale securities for the years ended September 30, 2022, 2021, and 2020, respectively, resulting in insignificant gains.

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

	September 30, 2022			September 30, 2021
$ in millions	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate - matched book	$52	$52	$1,340	$193	$193	$1,736
Interest rate - other (1)	462	535	14,647	144	122	15,087
Foreign exchange	4	5	958	3	—	826
Other	—	3	531	—	1	551
Subtotal	518	595	17,476	340	316	18,200
Derivatives designated as hedging instruments
Interest rate - other	12	—	1,050	—	—	850
Foreign exchange	6	—	1,092	2	—	939
Subtotal	18	—	2,142	2	—	1,789
Total gross fair value/notional amount	536	595	$19,618	342	316	$19,989
Offset on the Consolidated Statements of Financial Condition
Counterparty netting	(35)	(35)		(46)	(46)
Cash collateral netting	(313)	(30)		(41)	(42)
Total amounts offset	(348)	(65)		(87)	(88)
Net amounts presented on the Consolidated Statements of Financial Condition	188	530		255	228
Gross amounts not offset on the Consolidated Statements of Financial Condition
Financial instruments (2)	(60)	(52)		(205)	(193)
Total	$128	$478		$50	$35

(1)    Relates to interest rate derivatives entered into as part of our fixed income business operations, including TBA security contracts that are accounted for as derivatives, as well as our banking operations, including those of TriState Capital Bank which was acquired on June 1, 2022.
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

	Year ended September 30,
$ in millions	2022	2021	2020
Interest rate (cash flow hedges)	$70	$26	$(34)
Foreign exchange (net investment hedges)	72	(34)	5
Total gains/(losses) included in AOCI, net of taxes	$142	$(8)	$(29)

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for each of the years ended September 30, 2022, 2021 or 2020.  We expect to reclassify $25 million of interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is five years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table details the gains/(losses) on derivatives not designated as hedging instruments recognized on the Consolidated Statements of Income and Comprehensive Income. These amounts do not include any offsetting gains/(losses) on the related hedged item.

		Year ended September 30,
$ in millions	Location of gain/(loss)	2022	2021	2020
Interest rate	Principal transactions/other revenues	$22	$13	$7
Foreign exchange	Other revenues	$102	$(21)	$—
Other	Principal transactions	$(1)	$4	$(5)

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

Our only exposure to credit risk on matched book derivatives is related to our uncollected derivative transaction fee revenues, which were insignificant as of both September 30, 2022 and 2021. We are not exposed to market risk on these derivatives due to the pass-through transaction structure described in Note 2.

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

Derivatives with credit-risk-related contingent features

Certain of our derivative contracts contain provisions that require our debt to maintain an investment-grade rating from one or more of the major credit rating agencies or contain provisions related to default on certain of our outstanding debt. If our debt were to fall below investment-grade or we were to default on certain of our outstanding debt, the counterparties to the derivative instruments could terminate the derivative and request immediate payment, or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position was $8 million as of September 30, 2022 and was insignificant as of September 30, 2021.

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

	Collateralized agreements			Collateralized financings
$ in millions	Reverse repurchase agreements	Securities borrowed	Total	Repurchase agreements	Securities loaned	Total
September 30, 2022
Gross amounts of recognized assets/liabilities	$367	$337	$704	$294	$172	$466
Gross amounts offset on the Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts included in the Consolidated Statements of Financial Condition	367	337	704	294	172	466
Gross amounts not offset on the Consolidated Statements of Financial Condition	(367)	(327)	(694)	(294)	(162)	(456)
Net amounts	$—	$10	$10	$—	$10	$10
September 30, 2021
Gross amounts of recognized assets/liabilities	$279	$201	$480	$205	$72	$277
Gross amounts offset on the Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts included in the Consolidated Statements of Financial Condition	279	201	480	205	72	277
Gross amounts not offset on the Consolidated Statements of Financial Condition	(279)	(195)	(474)	(205)	(68)	(273)
Net amounts	$—	$6	$6	$—	$4	$4

The total amount of collateral received under reverse repurchase agreements and the total amount of collateral posted under repurchase agreements exceeds the carrying value of these agreements on our Consolidated Statements of Financial Condition.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Repurchase agreements and securities loaned accounted for as secured borrowings

The following table presents the remaining contractual maturity of repurchase agreements and securities lending transactions accounted for as secured borrowings.

$ in millions	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
September 30, 2022
Repurchase agreements:
Government and agency obligations	$183	$—	$—	$—	$183
Agency MBS and agency CMOs	111	—	—	—	111
Total repurchase agreements	294	—	—	—	294
Securities loaned:
Equity securities	172	—	—	—	172
Total collateralized financings	$466	$—	$—	$—	$466

September 30, 2021
Repurchase agreements:
Government and agency obligations	$122	$—	$—	$—	$122
Agency MBS and agency CMOs	83	—	—	—	83
Total repurchase agreements	205	—	—	—	205
Securities loaned:
Equity securities	72	—	—	—	72
Total collateralized financings	$277	$—	$—	$—	$277

Collateral received and pledged

We receive cash and securities as collateral, primarily in connection with reverse repurchase agreements, securities borrowing agreements, derivative transactions, and client margin loans. The collateral we receive reduces our credit exposure to individual counterparties.

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

	September 30,
$ in millions	2022	2021
Collateral we received that was available to be delivered or repledged	$3,812	$3,429
Collateral that we delivered or repledged	$947	$830

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

	September 30,
$ in millions	2022	2021
Had the right to deliver or repledge	$1,276	$368
Did not have the right to deliver or repledge	$63	$65
Bank loans, net pledged at the FHLB and the Federal Reserve Bank of Atlanta	$8,800	$5,716

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 8 – BANK LOANS, NET

Bank client receivables are comprised of loans originated or purchased by our Bank segment and include SBL, C&I loans, commercial and residential real estate loans, REIT loans, and tax-exempt loans. These receivables are collateralized by first and, to a lesser extent, second mortgages on residential or other real property, other assets of the borrower, a pledge of revenue, securities or are unsecured. We segregate our loan portfolio into six loan portfolio segments: SBL, C&I, CRE, REIT, residential mortgage, and tax-exempt. See Note 2 for a discussion of accounting policies related to bank loans.

Loan balances in the following tables are presented at amortized cost (outstanding principal balance net of unamortized purchase discounts or premiums, unearned income, and deferred origination fees and costs), except for certain held for sale loans recorded at fair value. Bank loans are presented on our Consolidated Statements of Financial Condition at amortized cost (or fair value where applicable) less the allowance for credit losses. As it pertains to TriState Capital Bank’s loans acquired as of June 1, 2022, the amortized cost of such purchased loans reflects the fair value of the loans on the acquisition date, and as described further in Note 3, the purchase discount on such loans is accreted to interest income over the weighted-average life of the underlying loans, which may vary based on prepayments.

The following table presents the balances for held for investment loans by portfolio segment and held for sale loans.

	September 30,
$ in millions	2022	2021
SBL	$15,297	$6,106
C&I loans	11,173	8,440
CRE loans	6,549	2,872
REIT loans	1,592	1,112
Residential mortgage loans	7,386	5,318
Tax-exempt loans	1,501	1,321
Total loans held for investment	43,498	25,169
Held for sale loans	137	145
Total loans held for sale and investment	43,635	25,314
Allowance for credit losses	(396)	(320)
Bank loans, net (1)	$43,239	$24,994

ACL as a % of total loans held for investment	0.91%	1.27%
Accrued interest receivable on bank loans (included in “Other receivables, net”)	$137	$48

(1)    Bank loans, net as of September 30, 2022 are presented net of $112 million of net unamortized discount, unearned income, and deferred loan fees and costs. The net unamortized discount primarily arose from the acquisition date fair value purchased discount on bank loans acquired in the TriState Capital acquisition. See Note 3 for further information. Bank loans, net as of September 30, 2021 are presented net of $1 million of unearned income and deferred loan fees and costs.

At September 30, 2022, we had pledged $6.58 billion of residential mortgage loans and $1.43 billion of CRE loans with the FHLB as security for both the repayment of certain borrowings and to secure capacity for additional borrowings as needed. Additionally, as of September 30, 2022, we had pledged $791 million of C&I loans with the FRB to be eligible to participate in the Federal Reserve’s discount window program. See Notes 7 and 16 for more information regarding borrowings from the FHLB and bank loans pledged with the FHLB and FRB.

Held for sale loans

Exclusive of the loans acquired on June 1, 2022 in our acquisition of TriState Capital Bank, we originated or purchased $3.38 billion, $2.15 billion, and $1.79 billion of loans held for sale during the years ended September 30, 2022, 2021 and 2020, respectively.  Of these loans purchased during the years ended September 30, 2022, 2021 and 2020, $2.09 billion, $1.19 billion, and $1.03 billion, respectively, related to the guaranteed portions of SBA loans that were initially classified as loans for held sale upon purchase and subsequently transferred to trading instruments once they had been securitized into pools. Proceeds from the sales of all other loans held for sale and not securitized amounted to $1.29 billion, $973 million, and $776 million for the years ended September 30, 2022, 2021 and 2020, respectively. Net gains resulting from such sales were insignificant for each of the years ended September 30, 2022, 2021, and 2020.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Purchases and sales of loans held for investment

The following table presents purchases and sales of loans held for investment by portfolio segment. Purchases do not include loans obtained from the acquisition of TriState Capital Bank.

$ in millions	C&I loans	CRE loans	Residential mortgage loans	Total
Year ended September 30, 2022
Purchases	$1,288	$—	$1,207	$2,495
Sales	$147	$—	$1	$148
Year ended September 30, 2021
Purchases	$1,528	$—	$524	$2,052
Sales	$297	$—	$—	$297
Year ended September 30, 2020
Purchases	$589	$5	$402	$996
Sales	$598	$27	$2	$627

Sales in the preceding table represent the recorded investment (i.e., net of charge-offs and discounts or premiums) of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. As more fully described in Note 2, corporate loan sales generally occur as part of our credit management activities.

Aging analysis of loans held for investment

The following table presents information on delinquency status of our loans held for investment.

$ in millions	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual with allowance	Nonaccrual with no allowance	Current and accruing	Total loans held for investment
September 30, 2022
SBL	$—	$—	$—	$—	$—	$15,297	$15,297
C&I loans	—	—	—	32	—	11,141	11,173
CRE loans	—	—	—	12	16	6,521	6,549
REIT loans	—	—	—	—	—	1,592	1,592
Residential mortgage loans	4	—	4	—	14	7,368	7,386
Tax-exempt loans	—	—	—	—	—	1,501	1,501
Total loans held for investment	$4	$—	$4	$44	$30	$43,420	$43,498

September 30, 2021
SBL	$—	$—	$—	$—	$—	$6,106	$6,106
C&I loans	—	—	—	39	—	8,401	8,440
CRE loans	—	—	—	—	20	2,852	2,872
REIT loans	—	—	—	—	—	1,112	1,112
Residential mortgage loans	2	—	2	2	13	5,301	5,318
Tax-exempt loans	—	—	—	—	—	1,321	1,321
Total loans held for investment	$2	$—	$2	$41	$33	$25,093	$25,169

The preceding table includes $63 million and $61 million at September 30, 2022 and 2021, respectively, of nonaccrual loans which were current pursuant to their contractual terms. The table also includes TDRs of $11 million, $9 million, and $10 million for C&I loans, CRE loans, and residential first mortgage loans, respectively, at September 30, 2022, and $12 million and $13 million for CRE loans and residential first mortgage loans, respectively, at September 30, 2021.

Other real estate owned, included in “Other assets” on our Consolidated Statements of Financial Condition, was insignificant at both September 30, 2022 and 2021.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Collateral-dependent loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale of the underlying collateral. Collateral-dependent loans are recorded based upon the fair value of the collateral less the estimated selling costs. At September 30, 2022, we had $11 million of collateral-dependent C&I loans, which were collateralized by commercial real estate and other business assets and $21 million of collateral-dependent CRE loans which were collateralized by retail, industrial, and health care real estate. At September 30, 2021, we had $20 million of collateral-dependent CRE loans which were collateralized by retail and industrial real estate. We had $6 million and $5 million of collateral-dependent residential mortgage loans at September 30, 2022 and September 30, 2021, respectively, which were collateralized by single family homes. The recorded investment in residential mortgage loans secured by one-to-four family residential properties for which formal foreclosure proceedings were in process was $5 million and $4 million at September 30, 2022 and 2021, respectively.

Credit quality indicators

The credit quality of our bank loan portfolio is summarized monthly by management using internal risk ratings, which align with the standard asset classification system utilized by bank regulators.  These classifications are divided into three groups: Not Classified (Pass), Special Mention, and Classified or Adverse Rating (Substandard, Doubtful, and Loss). These terms are defined as follows:

Pass – Loans which are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less costs to acquire and sell, of any underlying collateral and generally are performing in accordance with the contractual terms.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following tables present our held for investment bank loan portfolio by credit quality indicator.

	September 30, 2022
	Loans by origination fiscal year
$ in millions	2022	2021	2020	2019	2018	Prior	Revolving loans	Total
SBL
Risk rating:
Pass	$14	$27	$72	$44	$36	$41	$15,063	$15,297
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total SBL	$14	$27	$72	$44	$36	$41	$15,063	$15,297

C&I loans
Risk rating:
Pass	$1,011	$1,448	$1,301	$1,124	$1,389	$2,200	$2,380	$10,853
Special mention	10	28	3	37	—	82	6	166
Substandard	1	—	60	28	40	6	14	149
Doubtful	—	—	—	—	5	—	—	5
Total C&I loans	$1,022	$1,476	$1,364	$1,189	$1,434	$2,288	$2,400	$11,173

CRE loans
Risk rating:
Pass	$1,916	$1,345	$892	$707	$816	$551	$176	$6,403
Special mention	—	1	—	—	36	2	—	39
Substandard	—	—	14	17	46	30	—	107
Doubtful	—	—	—	—	—	—	—	—
Total CRE loans	$1,916	$1,346	$906	$724	$898	$583	$176	$6,549

REIT loans
Risk rating:
Pass	$169	$230	$96	$53	$40	$222	$782	$1,592
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$169	$230	$96	$53	$40	$222	$782	$1,592

Residential mortgage loans
Risk rating:
Pass	$2,984	$1,704	$1,023	$477	$290	$843	$35	$7,356
Special mention	1	1	—	2	—	4	—	8
Substandard	1	—	—	—	1	20	—	22
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$2,986	$1,705	$1,023	$479	$291	$867	$35	$7,386

Tax-exempt loans
Risk rating:
Pass	$264	$169	$56	$115	$192	$705	$—	$1,501
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$264	$169	$56	$115	$192	$705	$—	$1,501

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	September 30, 2021
	Loans by origination fiscal year
$ in millions	2021	2020	2019	2018	2017	Prior	Revolving loans	Total
SBL
Risk rating:
Pass	$3	$45	$12	$—	$—	$—	$6,046	$6,106
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total SBL	$3	$45	$12	$—	$—	$—	$6,046	$6,106

C&I loans
Risk rating:
Pass	$999	$1,273	$1,180	$1,408	$935	$1,633	$739	$8,167
Special mention	—	—	41	—	26	54	1	122
Substandard	—	—	24	84	—	28	—	136
Doubtful	—	—	15	—	—	—	—	15
Total C&I loans	$999	$1,273	$1,260	$1,492	$961	$1,715	$740	$8,440

CRE loans
Risk rating:
Pass	$533	$459	$442	$652	$223	$174	$62	$2,545
Special mention	—	45	58	36	—	—	—	139
Substandard	—	—	32	98	8	50	—	188
Doubtful	—	—	—	—	—	—	—	—
Total CRE loans	$533	$504	$532	$786	$231	$224	$62	$2,872

REIT loans
Risk rating:
Pass	$235	$95	$75	$60	$46	$167	$237	$915
Special mention	—	—	13	11	33	106	6	169
Substandard	—	—	21	—	4	—	3	28
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$235	$95	$109	$71	$83	$273	$246	$1,112

Residential mortgage loans
Risk rating:
Pass	$1,861	$1,266	$640	$386	$451	$666	$20	$5,290
Special mention	—	—	—	—	—	5	—	5
Substandard	—	—	—	1	2	20	—	23
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$1,861	$1,266	$640	$387	$453	$691	$20	$5,318

Tax-exempt loans
Risk rating:
Pass	$158	$57	$124	$204	$272	$506	$—	$1,321
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$158	$57	$124	$204	$272	$506	$—	$1,321

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

	September 30, 2022
	Loans by origination fiscal year
$ in millions	2022	2021	2020	2019	2018	Prior	Revolving loans	Total
FICO score:
Below 600	$1	$3	$2	$3	$1	$54	$—	$64
600 - 699	155	112	90	32	20	68	4	481
700 - 799	2,403	1,301	744	353	219	470	22	5,512
800 +	424	284	184	87	48	273	6	1,306
FICO score not available	3	5	3	4	3	2	3	23
Total	$2,986	$1,705	$1,023	$479	$291	$867	$35	$7,386

LTV ratio:
Below 80%	$2,287	$1,333	$797	$358	$226	$661	$31	$5,693
80%+	699	372	226	121	65	206	4	1,693
Total	$2,986	$1,705	$1,023	$479	$291	$867	$35	$7,386

	September 30, 2021
	Loans by origination fiscal year
$ in millions	2021	2020	2019	2018	2017	Prior	Revolving loans	Total
FICO score:
Below 600	$3	$2	$4	$1	$46	$11	$—	$67
600 - 699	134	114	46	32	16	73	1	416
700 - 799	1,420	921	483	294	252	386	16	3,772
800 +	303	228	107	59	138	220	3	1,058
FICO score not available	1	1	—	1	1	1	—	5
Total	$1,861	$1,266	$640	$387	$453	$691	$20	$5,318

LTV ratio:
Below 80%	$1,451	$990	$480	$304	$378	$500	$20	$4,123
80%+	410	276	160	83	75	191	—	1,195
Total	$1,861	$1,266	$640	$387	$453	$691	$20	$5,318

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Allowance for credit losses

The following table presents changes in the allowance for credit losses on held for investment bank loans by portfolio segment. The allowance for credit losses on held for investment bank loans and related provision for fiscal 2020 were calculated under the incurred loss model.

$ in millions	SBL	C&I loans	CRE loans	REIT loans	Residential mortgage loans	Tax-exempt loans	Total
Year ended September 30, 2022
Balance at beginning of year	$4	$191	$66	$22	$35	$2	$320
Initial allowance on acquired PCD loans	—	1	2	—	—	—	3
Provision/(benefit) for credit losses:
Initial provision for credit losses on non-PCD loans acquired with TriState Capital	2	5	19	—	—	—	26
Provision/(benefit) for credit losses	(3)	57	—	(1)	21	—	74
Total provision/(benefit) for credit losses	(1)	62	19	(1)	21	—	100
Net (charge-offs)/recoveries:
Charge-offs	—	(28)	(4)	—	—	—	(32)
Recoveries	—	—	5	—	1	—	6
Net (charge-offs)/recoveries	—	(28)	1	—	1	—	(26)
Foreign exchange translation adjustment	—	—	(1)	—	—	—	(1)
Balance at end of year	$3	$226	$87	$21	$57	$2	$396
ACL by loan portfolio segment as a % of total ACL	0.8%	57.0%	22.0%	5.3%	14.4%	0.5%	100.0%

Year ended September 30, 2021
Balance at beginning of year	$5	$200	$81	$36	$18	$14	$354
Impact of CECL adoption	(2)	19	(11)	(9)	24	(12)	9
Provision/(benefit) for credit losses	1	(25)	5	(5)	(8)	—	(32)
Net (charge-offs)/recoveries:
Charge-offs	—	(4)	(10)	—	—	—	(14)
Recoveries	—	—	—	—	1	—	1
Net (charge-offs)/recoveries	—	(4)	(10)	—	1	—	(13)
Foreign exchange translation adjustment	—	1	1	—	—	—	2
Balance at end of year	$4	$191	$66	$22	$35	$2	$320
ACL by loan portfolio segment as a % of total ACL	1.3%	59.7%	20.6%	6.9%	10.9%	0.6%	100.0%

Year ended September 30, 2020
Balance at beginning of year	$5	$139	$34	$15	$16	$9	$218
Provision/(benefit) for credit losses	—	157	48	23	—	5	233
Net (charge-offs)/recoveries:
Charge-offs	—	(96)	(2)	(2)	—	—	(100)
Recoveries	—	—	—	—	2	—	2
Net (charge-offs)/recoveries	—	(96)	(2)	(2)	2	—	(98)
Foreign exchange translation adjustment	—	—	1	—	—	—	1
Balance at end of year	$5	$200	$81	$36	$18	$14	$354
ACL by loan portfolio segment as a % of total ACL	1.4%	56.4%	22.9%	10.2%	5.1%	4.0%	100.0%

The allowance for credit losses on held for investment bank loans increased $76 million during the year ended September 30, 2022 resulting from a $100 million provision for credit losses, primarily due to the impacts of loan growth at Raymond James Bank and a weakener economic outlook, as well as the initial provision for credit losses of $26 million recorded on non-PCD loans acquired as part of the TriState Capital acquisition. These increases in the allowance for credit losses on held for investment bank loans were partially offset by net charge-offs during the year of $26 million, primarily related to a specific C&I loan.

The allowance for credit losses on unfunded lending commitments, which is included in “Other payables” on our Consolidated Statements of Financial Condition, was $19 million, $13 million, and $12 million at September 30, 2022, 2021, and 2020, respectively. The increase in the allowance for credit losses on unfunded lending commitments for the year ended September 30, 2022 included $5 million related to the initial provision for credit losses on lending commitments assumed as a result of the

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
acquisition of TriState Capital which was included in “Other” expenses on our Consolidated Statements of Income and Comprehensive Income.

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

	September 30,
$ in millions	2022	2021
Affiliated with the firm as of year-end (1)	$1,173	$1,074
No longer affiliated with the firm as of year-end (2)	8	10
Total loans to financial advisors	1,181	1,084
Allowance for credit losses	(29)	(27)
Loans to financial advisors, net	$1,152	$1,057
Accrued interest receivable on loans to financial advisors (included in “Other receivables, net”)	$5	$4
Allowance for credit losses as a percent of total loans to financial advisors	2.46%	2.49%

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

VIEs where we are the primary beneficiary

Of the VIEs in which we hold an interest, we have determined that certain LIHTC funds and the Restricted Stock Trust Fund require consolidation in our financial statements, as we are deemed the primary beneficiary of such VIEs.  As of September 30, 2022, we are not the primary beneficiary of any Private Equity Interests. During the year ended September 30, 2022, we exited or restructured our Private Equity Interests VIEs for which we had been deemed to be the primary beneficiary and therefore were previously consolidated. See Note 4 for further information. The aggregate assets and liabilities of the VIEs we consolidate are provided in the following table. Aggregate assets and aggregate liabilities may differ from the consolidated carrying value of assets and liabilities due to the elimination of intercompany assets and liabilities held by the consolidated VIE.

$ in millions	Aggregate assets	Aggregate liabilities
September 30, 2022
LIHTC funds	$59	$6
Restricted Stock Trust Fund	17	17
Total	$76	$23

September 30, 2021
LIHTC funds	$111	$52
Private Equity Interests	66	4
Restricted Stock Trust Fund	15	15
Total	$192	$71

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents information about the carrying value of the assets and liabilities of the VIEs which we consolidate and which are included on our Consolidated Statements of Financial Condition. Intercompany balances are eliminated in consolidation and are not reflected in the following table.

	September 30,
$ in millions	2022	2021
Assets:
Cash and cash equivalents and assets segregated for regulatory purposes and restricted cash	$5	$10
Other investments	—	63
Other assets	54	105
Total assets	$59	$178
Liabilities:
Other payables	$—	$45
Total liabilities	$—	$45
Noncontrolling interests	$(26)	$58

VIEs where we hold a variable interest but are not the primary beneficiary

As discussed in Note 2, we have concluded that for certain VIEs we are not the primary beneficiary and therefore do not consolidate these VIEs. Such VIEs include certain LIHTC funds, certain Private Equity Interests, and other limited partnerships. Our risk of loss for these VIEs is limited to our investments in, advances to, and/or receivables due from these VIEs.

Aggregate assets, liabilities and risk of loss

The aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary, are provided in the following table.

	September 30,
	2022			2021
$ in millions	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
LIHTC funds	$7,752	$2,584	$136	$7,032	$2,280	$71
Private Equity Interests	2,177	448	90	7,318	47	82
Other	159	101	8	519	155	10
Total	$10,088	$3,133	$234	$14,869	$2,482	$163

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

	September 30,
$ in millions	2022	2021
Goodwill	$1,422	$660
Identifiable intangible assets, net	509	222
Total goodwill and identifiable intangible assets, net	$1,931	$882

Goodwill

The following table summarizes our goodwill by segment and the balances and activity for the years indicated.

$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Total
Year ended September 30, 2022
Goodwill as of beginning of year	$417	$174	$69	$—	$660
Additions	164	102	—	529	795
Foreign currency translations	(31)	(2)	—	—	(33)
Goodwill as of end of year	$550	$274	$69	$529	$1,422

Year ended September 30, 2021
Goodwill as of beginning of year	$277	$120	$69	$—	$466
Additions	139	54	—	—	193
Foreign currency translations	1	—	—	—	1
Goodwill as of end of year	$417	$174	$69	$—	$660

The additions to goodwill during the year ended September 30, 2022 arose from our acquisitions of Charles Stanley in the Private Client Group, TriState Capital in our Bank segment, and SumRidge Partners in our Capital Markets segment. See Note 3 for additional discussion of these acquisitions.

Qualitative assessments

As described in Note 2, we perform goodwill impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We performed our latest annual goodwill impairment testing as of our January 1, 2022 evaluation date, evaluating balances as of December 31, 2021. In that testing, we performed a qualitative impairment assessment for each of our reporting units that had goodwill. Based upon the outcome of our qualitative assessments, no impairment was identified. No events have occurred since our annual assessment date that would cause us to update this impairment testing.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Identifiable intangible assets, net

The following table sets forth our identifiable intangible asset balances by segment, net of accumulated amortization, and activity for the years indicated.

$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Total
Year ended September 30, 2022
Net identifiable intangible assets as of beginning of year	$120	$17	$85	$—	$222
Additions	85	52	61	136	334
Amortization expense	(13)	(9)	(7)	(4)	(33)
Foreign currency translations	(14)	—	—	—	(14)
Net identifiable intangible assets as of end of year	$178	$60	$139	$132	$509

Year ended September 30, 2021
Net identifiable intangible assets as of beginning of year	$31	$13	$90	$—	$134
Additions	96	13	—	—	109
Amortization expense	(7)	(9)	(5)	—	(21)
Net identifiable intangible assets as of end of year	$120	$17	$85	$—	$222

The additions of identifiable intangible assets during the year ended September 30, 2022 arose from our acquisitions of Charles Stanley in the Private Client Group segment, TriState Capital in our Bank and Asset Management segments, and SumRidge Partners in our Capital Markets segment. See Note 3 for additional discussion of these acquisitions.

The following table summarizes our identifiable intangible assets by type.

	September 30,
	2022		2021
$ in millions	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Customer relationships	$361	$(103)	$238	$(79)
Core deposit intangible	89	(3)	—	—
Developed technology	58	(4)	3	(2)
Non-amortizing customer relationships	57	—	52	—
Trade names	57	(5)	12	(5)
All other	6	(4)	7	(4)
Total	$628	$(119)	$312	$(90)

The following table sets forth the projected amortization expense by fiscal year associated with our identifiable intangible assets with finite lives.

Fiscal year ended September 30,	$ in millions
2023	$43
2024	42
2025	40
2026	38
2027	37
Thereafter	252
Total	$452

Qualitative assessments

As described in Note 2, we perform impairment testing for our non-amortizing customer relationships intangible asset on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. We performed our latest annual impairment testing as of our January 1, 2022 evaluation date, evaluating the balance as of December 31, 2021. In that testing, we performed a qualitative assessment for our non-amortizing customer relationships intangible asset. Based upon the outcome of our qualitative assessment, no impairment was identified. No events have occurred since such assessment that would cause us to update this impairment testing.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 12 - OTHER ASSETS

The following table details the components of other assets. See Note 2 for a discussion of the accounting polices related to certain of these components.

	September 30,
$ in millions	2022	2021
Investments in company-owned life insurance policies	$944	$952
Property and equipment, net	503	499
Lease ROU assets	480	446
Prepaid expenses	173	127
Investments in FHLB and FRB stock	88	72
All other	264	161
Total other assets	$2,452	$2,257

See Note 13 for further information regarding our property and equipment and Note 14 for further information regarding our leases.

NOTE 13 - PROPERTY AND EQUIPMENT, NET

The following table presents the components of our property and equipment, net as of the dates indicated.

	September 30,
	2022			2021
$ in millions	Gross carrying value	Accumulated depreciation/ software amortization	Property and equipment, net	Gross carrying value	Accumulated depreciation/ software amortization	Property and equipment, net
Land	$29	$—	$29	$29	$—	$29
Software, including development in progress	660	(422)	238	606	(362)	244
Buildings, building components, leasehold and land improvements	413	(239)	174	397	(225)	172
Furniture, fixtures and equipment	356	(294)	62	321	(267)	54
Total	$1,458	$(955)	$503	$1,353	$(854)	$499

Depreciation expense associated with property and equipment was $50 million, $51 million, and $52 million for the years ended September 30, 2022, 2021, and 2020, respectively, and is included in “Occupancy and equipment” expense on our Consolidated Statements of Income and Comprehensive Income. Amortization expense associated with computer software was $62 million, $62 million, and $54 million for the years ended September 30, 2022, 2021, and 2020, respectively, and is included in “Communications and information processing” expense on our Consolidated Statements of Income and Comprehensive Income. We also incur software licensing fees, which are included in “Communications and information processing” expense on our Consolidated Statements of Income and Comprehensive Income.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 14 - LEASES

The following table presents the balances related to our leases on our Consolidated Statements of Financial Condition. See Note 2 for a discussion of our accounting policies related to leases.

	September 30,
$ in millions	2022	2021
ROU assets (included in Other assets)	$480	$446
Lease liabilities (included in Other payables)	$482	$450

The weighted-average remaining lease term and discount rate for our leases is presented in the following table.

	September 30,
	2022	2021
Weighted-average remaining lease term	6.8 years	6.7 years
Weighted-average discount rate	3.95%	3.45%

Lease expense

The following table details the components of lease expense, which is included in “Occupancy and equipment” expense on our Consolidated Statements of Income and Comprehensive Income.

	Year ended September 30,
$ in millions	2022	2021	2020
Lease costs	$118	$110	$98
Variable lease costs	$28	$27	$26

Variable lease costs in the preceding table include payments required under lease arrangements for common area maintenance charges and other variable costs that are not reflected in the measurement of ROU assets and lease liabilities.

Lease liabilities

The maturities by fiscal year of our lease liabilities as of September 30, 2022 are presented in the following table.

Fiscal year ended September 30,	$ in millions
2023	$117
2024	97
2025	76
2026	62
2027	47
Thereafter	160
Gross lease payments	559
Less: interest	(77)
Present value of lease liabilities	$482

Lease liabilities as of September 30, 2022 excluded $66 million of minimum lease payments related to lease arrangements that were legally binding but had not yet commenced. These leases are estimated to commence between fiscal year 2023 through fiscal year 2025 with lease terms ranging from three to 13 years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 15 – BANK DEPOSITS

Bank deposits include money market and savings accounts, certificates of deposit, interest-bearing checking accounts, which include Negotiable Order of Withdrawal accounts, and non-interest-bearing checking accounts. The following table presents a summary of bank deposits, as well as the weighted-average interest rates on such deposits. The calculation of the weighted-average rates was based on the actual deposit balances and rates at each respective period end.

	September 30,
	2022		2021
$ in millions	Balance	Weighted-average rate	Balance	Weighted-average rate
Money market and savings accounts	$44,446	1.01%	$31,415	0.01%
Interest-bearing checking accounts	5,286	2.77%	164	1.84%
Certificates of deposit	999	1.85%	878	1.87%
Non-interest-bearing checking accounts	626	—	38	—
Total bank deposits	$51,357	1.21%	$32,495	0.07%

At September 30, 2022 and 2021, money market and savings accounts in the preceding table included $38.71 billion and $31.41 billion, respectively, of deposits that are cash balances swept to our Bank segment from the client investment accounts maintained at Raymond James & Associates, Inc. (“RJ&A”), which are held in FDIC-insured bank accounts through the RJBDP. As of September 30, 2022, money market and savings accounts also included direct accounts held by TriState Capital Bank on behalf of third-party clients.

As of September 30, 2022 and September 30, 2021, the estimated amount of total bank deposits that exceeded the FDIC insurance limit was $7.84 billion and $3.08 billion, respectively. The following table sets forth the amount of estimated certificates of deposit that exceeded the FDIC insurance limit by time remaining until maturity as of September 30, 2022.

$ in millions	September 30, 2022
Three months or less	$45
Over three through six months	14
Over six through twelve months	9
Over twelve months	9
Total estimated certificates of deposit that exceeded the FDIC insurance limit	$77

The maturities by fiscal year of our certificates of deposit as of September 30, 2022 are presented in the following table.

Fiscal year ended September 30,	$ in millions
2023	$600
2024	253
2025	129
2026	11
2027	6
Total certificates of deposit	$999

Interest expense on deposits, excluding interest expense related to affiliated deposits, is summarized in the following table.

	Year ended September 30,
$ in millions	2022	2021	2020
Money market and savings accounts	$78	$3	$19
Interest-bearing checking accounts	38	3	2
Certificates of deposit	15	17	20
Total interest expense on deposits	$131	$23	$41

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 16 – OTHER BORROWINGS

The following table details the components of our other borrowings, which are primarily comprised of short-term and long-term FHLB advances and subordinated notes.

	September 30,
$ in millions	2022	2021
FHLB advances	$1,190	$850
5.75% fixed-to-floating subordinated notes, due 2030 (including premium of $2 and $0, respectively)	100	—
Other	1	8
Total other borrowings	$1,291	$858

FHLB advances

We have entered into advances from the FHLB at Raymond James Bank and TriState Capital Bank, which are secured by certain residential mortgage and CRE loans. As of September 30, 2022, our FHLB borrowings consisted of $850 million of floating-rate advances at interest rates which reset daily and mature in December 2023, $140 million of overnight floating-rate advances, which are available for borrowing through May 2023 at interest rates which reset daily, and $200 million of fixed-rate advances which incur a weighted-average interest rate of 3.45% and mature in December 2022. As of September 30, 2021 our FHLB borrowings consisted of $850 million of floating-rate advances. The interest rates on our floating-rate advances are generally based on a Secured Overnight Financing Rate. The weighted-average interest rate on our floating-rate FHLB advances as of September 30, 2022 and September 30, 2021 was 3.29% and 0.26%, respectively. We use interest rate swaps to manage the risk of increases in interest rates associated with the majority of our FHLB advances. Refer to Note 2 for information regarding these interest rate swaps, which are accounted for as hedging instruments.

Subordinated notes

As part of the assets acquired and liabilities assumed in the TriState Capital acquisition, we assumed, as of the closing date, TriState Capital’s subordinated notes due 2030, with an aggregate principal amount of $98 million. The subordinated notes incur interest at a fixed rate of 5.75% until May 2025 and thereafter at a variable interest rate based on London Interbank Offered Rate (“LIBOR”), or an appropriate alternative reference rate at the time LIBOR ceases to be published. We may redeem these subordinated notes beginning in August 2025 at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to the redemption date.

Other

RJF and RJ&A are parties to an unsecured revolving credit facility agreement (the “Credit Facility”) with a syndicate of lenders. This committed unsecured borrowing facility has a term through April 2026 and provides for maximum borrowings of up to $500 million, with a sublimit of $300 million for RJF. RJ&A may borrow up to $500 million under the Credit Facility, depending on the amount of outstanding borrowings of RJF. The interest rates on borrowings under the Credit Facility are variable and were based on LIBOR as of September 30, 2022, as adjusted for RJF’s credit rating; however, the administrative agent has the right to select an industry-accepted alternative reference rate at the time LIBOR ceases to be published. There were no borrowings outstanding on the Credit Facility as of September 30, 2022 or September 30, 2021. There is a facility fee associated with the Credit Facility, which also varies with RJF’s credit rating. Based upon RJF’s credit rating as of September 30, 2022, the variable rate facility fee, which is applied to the committed amount, was 0.150% per annum.

In addition to the Credit Facility, we maintain various secured and unsecured lines of credit, which are generally utilized to finance certain fixed income securities or for cash management purposes. Borrowings during the year were generally day-to-day and there were no borrowings outstanding on these arrangements as of September 30, 2022 or September 30, 2021. The interest rates for these arrangements are variable and are based on a daily bank quoted rate, which may reference LIBOR, the Fed funds rate, a lender’s prime rate, the Canadian prime rate, or another commercially available rate, as applicable.

A portion of our fixed income transactions are cleared and executed through a third-party clearing organization, which provides financing for the purchase of trading instruments to support such transactions. The amount of financing is based on the amount of trading inventory financed, as well as any deposits held at the clearing organization. Amounts outstanding under this financing arrangement, which are collateralized by a portion of our trading inventory and accrue interest based on market rates, are included in “Other payables” in our Consolidated Statements of Financial Condition. We also have other collateralized

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
financings included in “Collateralized financings” on our Consolidated Statements of Financial Condition. See Note 7 for information regarding our other collateralized financing arrangements.

NOTE 17 – SENIOR NOTES PAYABLE

The following table summarizes our senior notes payable.

	September 30,
$ in millions	2022	2021
4.65% senior notes, due 2030	$500	$500
4.95% senior notes, due 2046	800	800
3.75% senior notes, due 2051	750	750
Total principal amount	2,050	2,050
Unaccreted premiums/(discounts)	5	5
Unamortized debt issuance costs	(17)	(18)
Total senior notes payable	$2,038	$2,037

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

In April 2021, we sold $750 million in aggregate principal amount of 3.75% senior notes due April 2051 in a registered underwritten public offering. Interest on these senior notes is payable semi-annually. We may redeem some or all of these senior notes at any time prior to October 1, 2050, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the redemption date at a discount rate equal to a designated U.S. Treasury rate, plus 20 basis points; and on or after October 1, 2050, at 100% of the principal amount of the notes redeemed; plus, in each case, accrued and unpaid interest thereon to the redemption date. We utilized the proceeds from this offering and cash on hand to early-redeem our $250 million of 5.625% senior notes due 2024 and our $500 million of 3.625% senior notes due 2026. We recognized losses on the extinguishment of such notes of $98 million which was presented in “Losses on extinguishment of debt” in our Consolidated Statements of Income and Comprehensive Income for the year ended September 30, 2021.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 18 – INCOME TAXES

For a discussion of our income tax accounting policies and other income tax-related information see Note 2.

Income taxes

The following table details the total income tax provision/(benefit) allocation for each respective period.

	Year ended September 30,
$ in millions	2022	2021	2020
Recorded in:
Net income	$513	$388	$234
Equity, arising from available-for-sale securities recorded through OCI	(311)	(32)	23
Equity, arising from currency translations, net of the impact of net investment hedges recorded through OCI	23	(10)	2
Equity, arising from cash flow hedges recorded through OCI	24	8	(12)
Total provision for income taxes	$249	$354	$247

The following table details our provision/(benefit) for income taxes included in net income for each respective period.

	Year ended September 30,
$ in millions	2022	2021	2020
Current:
Federal	$406	$321	$215
State and local	91	79	49
Foreign	32	25	9
Total current	$529	$425	$273
Deferred:
Federal	(10)	(28)	(36)
State and local	(3)	(6)	(3)
Foreign	(3)	(3)	—
Total deferred	$(16)	$(37)	$(39)
Total provision for income taxes	$513	$388	$234

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is detailed in the following table.

	Year ended September 30,
	2022	2021	2020
Provision calculated at statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	3.6%	3.6%	3.7%
(Gains)/losses on company-owned life insurance policies which are not subject to tax	1.8%	(1.8)%	(1.0)%
Nondeductible compensation	0.4%	0.3%	0.4%
Change in uncertain tax positions	0.3%	(0.1)%	0.2%
Foreign tax rate differential	0.2%	0.2%	0.2%
Tax credits	(1.2)%	(1.0)%	(1.6)%
Excess tax benefits related to share-based compensation	(1.1)%	(0.2)%	(0.6)%
Other, net	0.4%	(0.3)%	(0.1)%
Total provision for income tax	25.4%	21.7%	22.2%

The following table presents our U.S. and foreign components of pre-tax income for each respective period.

	Year ended September 30,
$ in millions	2022	2021	2020
U.S.	$1,907	$1,701	$1,019
Foreign	115	90	33
Pre-tax income	$2,022	$1,791	$1,052

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The cumulative effects of temporary differences that give rise to significant portions of the deferred tax asset/(liability) items are detailed in the following table.

	September 30,
$ in millions	2022	2021
Deferred tax assets:
Unrealized loss associated with available-for-sale securities	$343	$2
Deferred compensation	272	287
Lease liabilities	121	115
Allowances for credit losses	106	81
Accrued expenses	54	46
Unrealized loss associated with loan portfolios	34	—
Unrealized loss associated with foreign currency translations	27	3
Partnership investments	2	9
Unrealized loss associated with cash flow hedges	—	9
Other	31	18
Total deferred tax assets	$990	$570
Deferred tax liabilities:
Goodwill and identifiable intangible assets	(126)	(64)
Lease ROU assets	(118)	(114)
Property and equipment	(110)	(85)
Unrealized gain associated with cash flow hedges	(15)	—
Other	(5)	(2)
Total deferred tax liabilities	$(374)	$(265)
Net deferred tax assets	$616	$305

Classified as follows in the Consolidated Statements of Financial Condition:
Deferred income taxes, net	$630	$305
Other payables	(14)	—
Net deferred tax assets	$616	$305

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred income tax assets are subject to a valuation allowance if, in management’s opinion, it is more likely than not that these benefits will not be realized. As of September 30, 2022, total deferred tax assets, net of an insignificant valuation allowance, aggregated to $990 million. We continue to believe that the realization of our deferred tax assets is more likely than not based on expectations of future taxable income. Our net deferred tax assets principally related to a net unrealized loss associated with available-for-sale securities, deferred compensation, lease liabilities, and allowances for credit losses, partially offset by deferred tax liabilities related to goodwill and identifiable intangible assets and lease ROU assets.

The $14 million of net deferred tax liabilities included in “Other payables” on our Consolidated Statements of Financial Condition as of September 30, 2022, primarily arose from entities in the U.K., and accordingly were not netted against balances arising from our U.S. entities.

As of September 30, 2022, we considered substantially all undistributed earnings of non-U.S. subsidiaries to be permanently reinvested. The Tax Cut and Jobs Act (“TCJA”), enacted in December 2017, reduced our incremental tax cost of repatriating offshore earnings. As a result, we have not provided for any U.S. deferred income taxes related to such subsidiaries. The TCJA instituted a territorial system of international taxation. Under the system, dividends received by a U.S. corporation from its 10%-or-greater-owned foreign subsidiaries are generally exempt from U.S. tax if attributable to non-U.S. source earnings, but are subject to tax on “Global intangible low-taxed income” which is applicable regardless of whether the income is repatriated. As of September 30, 2022, we had approximately $431 million of cumulative undistributed earnings attributable to foreign subsidiaries. Because the time and manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes, and foreign tax credits associated with the future repatriation of such earnings, and therefore, cannot quantify the tax liability that would be payable in the event all such foreign earnings are repatriated.

As of September 30, 2022, the current tax receivable, which was included in “Other receivables, net” on our Consolidated Statements of Financial Condition, was $7 million, and the current tax payable, which was included in “Other payables,” was $28 million. As of September 30, 2021, the current tax receivable was $12 million and the current tax payable was $7 million.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Uncertain tax positions

We recognize the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively. As of September 30, 2022 and 2021, accrued interest and penalties were $9 million and $7 million, respectively.

The following table presents the aggregate changes in the balances for uncertain tax positions.

	Year ended September 30,
$ in millions	2022	2021	2020
Uncertain tax positions beginning of year	$36	$45	$42
Increases for tax positions related to the current year	5	5	5
Increases for tax positions related to prior years	10	2	3
Decreases for tax positions related to prior years	(1)	(7)	(1)
Decreases due to lapsed statute of limitations	(7)	(5)	(4)
Decreases related to settlements	—	(4)	—
Uncertain tax positions end of year	$43	$36	$45

The total amount of uncertain tax positions that, if recognized, would impact the effective tax rate (the items included in the preceding table after considering the federal tax benefit associated with any state tax provisions) was $38 million, $31 million, and $40 million at September 30, 2022, 2021 and 2020, respectively.  We anticipate that the uncertain tax position liability balance will decrease by approximately $11 million over the next 12 months due to expiration of statutes of limitations of federal and state tax returns.

RJF and its domestic subsidiaries are included in the consolidated income tax returns of RJF in the U.S. federal jurisdiction and various consolidated states. Our subsidiaries also file separate income tax returns in various state and local and foreign jurisdictions. With few exceptions, we are generally no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for fiscal years prior to fiscal 2019, with the fiscal year 2018 limited by a provision of the TCJA described as follows. Certain state and local and foreign tax returns are currently under various stages of audit and appeals processes. Our fiscal 2018 federal tax return remains open for limited examination under the TCJA. The TCJA provides the Internal Revenue Service a six year limitation period to assess the net transition tax liability reported by the firm.

NOTE 19 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Underwriting commitments

In the normal course of business, we enter into commitments for debt and equity underwritings. As of September 30, 2022, we had two such open underwriting commitments, which were subsequently settled in open market transactions and did not result in significant losses.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents our commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding at our Bank segment.

	September 30,
$ in millions	2022	2021
SBL and other consumer lines of credit	$33,641	$17,515
Commercial lines of credit	$3,792	$2,075
Unfunded lending commitments	$1,255	$548
Standby letters of credit	$94	$22

SBL and other consumer lines of credit primarily represent the unfunded amounts of bank loans to consumers that are secured by marketable securities or other liquid collateral at advance rates consistent with industry standards. The proceeds from repayment or, if necessary, the liquidation of collateral, which is monitored daily, are expected to satisfy the amounts drawn against these existing lines of credit. These lines of credit are primarily uncommitted, as we reserve the right to not make any advances or may terminate these lines at any time.

Because many of our lending commitments expire without being funded in whole or in part, the contractual amounts are not estimates of our actual future credit exposure or future liquidity requirements. The allowance for credit losses calculated under CECL provides for potential losses related to the unfunded lending commitments. See Notes 2 and 8 for further discussion of this allowance for credit losses related to unfunded lending commitments. See Note 3 for a discussion of the initial provision for credit losses on loans and lending commitments acquired as part of the TriState Capital acquisition.

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

Investment commitments

We had unfunded commitments to various investments, primarily held by Raymond James Bank and TriState Capital Bank, of $51 million as of September 30, 2022.

Other commitments

RJAHI sells investments in project partnerships to various LIHTC funds, which have third-party investors, and for which RJAHI serves as the managing member or general partner. RJAHI typically sells investments in project partnerships to LIHTC funds within 90 days of their acquisition. Until such investments are sold to LIHTC funds, RJAHI is responsible for funding investment commitments to such partnerships. As of September 30, 2022, RJAHI had committed approximately $53 million to project partnerships that had not yet been sold to LIHTC funds. Because we expect to sell these project partnerships to LIHTC funds and the equity funding events arise over future periods, the contractual commitments are not expected to materially impact our future liquidity requirements. RJAHI may also make short-term loans or advances to project partnerships and LIHTC funds.

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

RJF and certain of its subsidiaries are subject to regular reviews and inspections by regulatory authorities and self-regulatory organizations. Reviews can result in the imposition of sanctions for regulatory violations, ranging from non-monetary censures to fines and, in serious cases, temporary or permanent suspension from conducting business, or limitations on certain business activities. In addition, regulatory agencies and self-regulatory organizations institute investigations from time to time, among other things, into industry practices, which can also result in the imposition of such sanctions. For example, the firm is currently cooperating with the SEC in connection with an investigation of the firm’s investment advisory business’ compliance with records preservation requirements relating to business communications sent over electronic messaging channels that have not been approved by the firm. The SEC is reportedly conducting similar investigations of record preservation practices at other financial institutions.

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

There are certain matters for which we are unable to estimate the upper end of the range of reasonably possible loss. With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss as of September 30, 2022, we estimated the upper end of the range of reasonably possible aggregate loss to be approximately $90 million in excess of the aggregate accruals for such matters.  Refer to Note 2 for a discussion of our criteria for recognizing liabilities for contingencies.

Subsequent to our fiscal year ended September 30, 2022, we entered into an agreement with certain third-party insurance carriers to settle claims triggered by a previously settled litigation matter. Our fiscal first quarter of 2023 results will include this $32 million insurance settlement, which we considered a gain contingency as of September 30, 2022.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 20 – SHAREHOLDERS’ EQUITY

Preferred stock

On June 1, 2022, we completed our acquisition of TriState Capital. As a component of our total purchase consideration for TriState Capital on June 1, 2022, we issued two series of preferred stock, each described below, to replace previously issued and, as of the acquisition date, outstanding preferred stock of TriState Capital. See Note 3 for further information about the acquisition.

On June 1, 2022, we issued 1.61 million depositary shares, each representing a 1/40th interest in a share of 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, par value of $0.10 per share (“Series A Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent of $25 per depositary share). Dividends on the Series A Preferred Stock are non-cumulative and, if declared, payable quarterly at a rate of 6.75% per annum from original issue date up to, but excluding, April 1, 2023, and thereafter at a floating rate equal to 3-month LIBOR, or industry-accepted alternative reference rate at the time LIBOR ceases to be published, plus a spread of 3.985% per annum. Subject to requisite regulatory approvals, we may redeem the Series A Preferred Stock on or after April 1, 2023, in whole or in part, at our option, at the liquidation preference plus declared and unpaid dividends. As of September 30, 2022, there were 40,250 shares of Series A Preferred Stock issued and outstanding with a carrying value and aggregate liquidation preference of $41 million and $40 million, respectively.

We also issued 3.22 million depositary shares on June 1, 2022, each representing a 1/40th interest in a share of 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, par value of $0.10 per share (“Series B Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent of $25 per depositary share). Dividends on the Series B Preferred Stock are non-cumulative and, if declared, payable quarterly at a rate of 6.375% per annum from original issue date up to, but excluding, July 1, 2026, and thereafter at a floating rate equal to 3-month LIBOR, or industry-accepted alternative reference rate at the time LIBOR ceases to be published, plus a spread of 4.088% per annum. Under certain circumstances, the aforementioned fixed rate may apply in lieu of the floating rate. Subject to requisite regulatory approvals, we may redeem the Series B Preferred Stock on or after July 1, 2024, in whole or in part, at our option, at the liquidation preference plus declared and unpaid dividends. As of September 30, 2022, there were 80,500 shares of Series B Preferred Stock issued and outstanding with a carrying value and aggregate liquidation preference of $79 million and $81 million, respectively.

The following table details dividends declared and dividends paid on our preferred stock for the year ended September 30, 2022.

	Year ended September 30, 2022
$ in millions, except per share amounts	Total dividends	Per preferred share amount
Dividends declared:
Series A Preferred Stock	$1	$33.75
Series B Preferred Stock	3	$31.88
Total preferred stock dividends declared	$4
Dividends paid:
Series A Preferred Stock	$1	$16.88
Series B Preferred Stock	1	$15.94
Total preferred stock dividends paid	$2

Common equity

Common stock issuance

We issue shares from time-to-time during the year to satisfy obligations under certain of our share-based compensation programs, see Note 23 for additional information on these programs. We may also reissue treasury shares for such purposes.

Additionally, on June 1, 2022, we issued 7.97 million shares of common stock as a component of the consideration in the settlement of TriState Capital common stock, and 551 thousand RSAs, in conjunction with our acquisition of TriState Capital. See Note 3 for further information on the TriState Capital acquisition and Note 23 for further information on the RSAs and common stock issuances made under our share-based compensation programs.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Share repurchases

We repurchase shares of our common stock from time to time for a number of reasons, including to offset dilution from share-based compensation or share issuances arising from an acquisition. In December 2021, our Board of Directors authorized share repurchases of up to $1 billion, which replaced the previous authorization. Our share repurchases are effected primarily through regular open-market purchases, typically under a SEC Rule 10b-18 plan, the amounts and timing of which are determined primarily by our current and projected capital position, applicable law and regulatory constraints, general market conditions and the price and trading volumes of our common stock. Following the acquisition of TriState Capital on June 1, 2022, we repurchased 1.74 million shares of our common stock for $162 million at an average price of $94 per share. As of September 30, 2022, $838 million remained available under the Board of Directors’ share repurchase authorization.

Common stock dividends

Dividends per common share declared and paid are detailed in the following table for each respective period.

	Year ended September 30,
	2022	2021	2020
Dividends per common share - declared	$1.36	$1.04	$0.99
Dividends per common share - paid	$1.28	$1.03	$0.97

Our dividend payout ratio is detailed in the following table for each respective period and is computed by dividing dividends declared per common share by earnings per diluted common share.

	Year ended September 30,
	2022	2021	2020
Dividend payout ratio	19.5%	15.7%	25.4%

RJF expects to continue paying cash dividends. However, the payment and rate of dividends on our common stock are subject to several factors including our operating results, financial and regulatory requirements or restrictions, and the availability of funds from our subsidiaries, including our broker-dealer and bank subsidiaries, which may also be subject to restrictions under regulatory capital rules. The availability of funds from subsidiaries may also be subject to restrictions contained in loan covenants of certain broker-dealer loan agreements and restrictions by bank regulators on dividends to the parent from Raymond James Bank and TriState Capital. See Note 24 for additional information on our regulatory capital requirements.

Other

In fiscal 2021, our Board of Directors approved a three-for-two stock split, effected in the form of a 50% stock dividend, paid on September 21, 2021. All share and per share information was retroactively adjusted in fiscal 2021 to reflect this stock split.

During fiscal 2022, we amended our Restated Articles of Incorporation, as filed with the Secretary of State of Florida on November 25, 2008, to increase the number of authorized shares of capital stock from 360 million shares to 660 million shares, consisting of 650 million shares of common stock, par value of $0.01 per share, and 10 million shares of preferred stock, par value of $0.10 per share. The Amended and Restated Articles of Incorporation, which were filed with the Secretary of State of Florida on February 28, 2022, were approved by our Board of Directors and our shareholders on December 1, 2021 and February 24, 2022, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Accumulated other comprehensive income/(loss)

All of the components of OCI, net of tax, were attributable to RJF. The following table presents the net change in AOCI as well as the changes, and the related tax effects, of each component of AOCI.

$ in millions	Net investment hedges	Currency translations	Subtotal: net investment hedges and currency translations	Available-for-sale securities	Cash flow hedges	Total
Year ended September 30, 2022
AOCI as of beginning of year	$81	$(90)	$(9)	$(5)	$(27)	$(41)
OCI:
OCI before reclassifications and taxes	95	(186)	(91)	(1,208)	85	(1,214)
Amounts reclassified from AOCI, before tax	—	—	—	—	9	9
Pre-tax net OCI	95	(186)	(91)	(1,208)	94	(1,205)
Income tax effect	(23)	—	(23)	311	(24)	264
OCI for the year, net of tax	72	(186)	(114)	(897)	70	(941)
AOCI as of end of year	$153	$(276)	$(123)	$(902)	$43	$(982)

Year ended September 30, 2021
AOCI as of beginning of year	$115	$(140)	$(25)	$89	$(53)	$11
OCI:
OCI before reclassifications and taxes	(44)	48	4	(119)	19	(96)
Amounts reclassified from AOCI, before tax	—	2	2	(7)	15	10
Pre-tax net OCI	(44)	50	6	(126)	34	(86)
Income tax effect	10	—	10	32	(8)	34
OCI for the year, net of tax	(34)	50	16	(94)	26	(52)
AOCI as of end of year	$81	$(90)	$(9)	$(5)	$(27)	$(41)

Year ended September 30, 2020
AOCI as of beginning of year	$110	$(135)	$(25)	$21	$(19)	$(23)
OCI:
OCI before reclassifications and taxes	7	(5)	2	94	(51)	45
Amounts reclassified from AOCI, before tax	—	—	—	(3)	5	2
Pre-tax net OCI	7	(5)	2	91	(46)	47
Income tax effect	(2)	—	(2)	(23)	12	(13)
OCI for the year, net of tax	5	(5)	—	68	(34)	34
AOCI as of end of year	$115	$(140)	$(25)	$89	$(53)	$11

Reclassifications from AOCI to net income, excluding taxes, for the year ended September 30, 2022 were recorded in “Interest expense” on the Consolidated Statements of Income and Comprehensive Income. Reclassifications from AOCI to net income, excluding taxes, for the years ended September 30, 2021 and 2020 were primarily recorded in “Other” revenue and “Interest expense” on the Consolidated Statements of Income and Comprehensive Income.

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

	Year ended September 30, 2022
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$4,710	$3	$882	$—	$(32)	$5,563
Brokerage revenues:
Securities commissions:
Mutual and other fund products	620	6	7	—	(2)	631
Insurance and annuity products	438	—	—	—	—	438
Equities, ETFs and fixed income products	382	138	—	—	—	520
Subtotal securities commissions	1,440	144	7	—	(2)	1,589
Principal transactions (1)	76	446	—	5	—	527
Total brokerage revenues	1,516	590	7	5	(2)	2,116
Account and service fees:
Mutual fund and annuity service fees	428	—	1	—	(2)	427
RJBDP fees	559	1	—	—	(358)	202
Client account and other fees	220	7	21	—	(44)	204
Total account and service fees	1,207	8	22	—	(404)	833
Investment banking:
Merger & acquisition and advisory	—	709	—	—	—	709
Equity underwriting	38	210	—	—	—	248
Debt underwriting	—	143	—	—	—	143
Total investment banking	38	1,062	—	—	—	1,100
Other:
Affordable housing investments business revenues	—	127	—	—	—	127
All other (1)	32	10	1	26	(8)	61
Total other	32	137	1	26	(8)	188
Total non-interest revenues	7,503	1,800	912	31	(446)	9,800
Interest income (1)	249	36	2	1,209	12	1,508
Total revenues	7,752	1,836	914	1,240	(434)	11,308
Interest expense	(42)	(27)	—	(156)	(80)	(305)
Net revenues	$7,710	$1,809	$914	$1,084	$(514)	$11,003

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year ended September 30, 2021
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$4,056	$4	$837	$—	$(29)	$4,868
Brokerage revenues:
Securities commissions:
Mutual and other fund products	670	6	10	—	(3)	683
Insurance and annuity products	438	—	—	—	—	438
Equities, ETFs and fixed income products	388	143	—	—	(1)	530
Subtotal securities commissions	1,496	149	10	—	(4)	1,651
Principal transactions (1)	50	511	—	—	—	561
Total brokerage revenues	1,546	660	10	—	(4)	2,212
Account and service fees:
Mutual fund and annuity service fees	408	—	—	—	(2)	406
RJBDP fees	259	1	—	—	(184)	76
Client account and other fees	157	7	18	—	(29)	153
Total account and service fees	824	8	18	—	(215)	635
Investment banking:
Merger & acquisition and advisory	—	639	—	—	—	639
Equity underwriting	47	285	—	—	—	332
Debt underwriting	—	172	—	—	—	172
Total investment banking	47	1,096	—	—	—	1,143
Other:
Affordable housing investments business revenues	—	105	—	—	—	105
All other (1)	25	6	2	30	61	124
Total other	25	111	2	30	61	229
Total non-interest revenues	6,498	1,879	867	30	(187)	9,087
Interest income (1)	123	16	—	684	—	823
Total revenues	6,621	1,895	867	714	(187)	9,910
Interest expense	(10)	(10)	—	(42)	(88)	(150)
Net revenues	$6,611	$1,885	$867	$672	$(275)	$9,760

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year ended September 30, 2020
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$3,162	$7	$688	$—	$(23)	$3,834
Brokerage revenues:
Securities commissions:
Mutual and other fund products	567	7	8	—	(3)	579
Insurance and annuity products	397	—	—	—	—	397
Equities, ETFs and fixed income products	355	137	—	—	—	492
Subtotal securities commissions	1,319	144	8	—	(3)	1,468
Principal transactions (1)	64	427	—	1	(4)	488
Total brokerage revenues	1,383	571	8	1	(7)	1,956
Account and service fees:
Mutual fund and annuity service fees	348	—	1	—	(1)	348
RJBDP fees	330	1	—	—	(181)	150
Client account and other fees	129	5	15	—	(23)	126
Total account and service fees	807	6	16	—	(205)	624
Investment banking:
Merger & acquisition and advisory	—	290	—	—	—	290
Equity underwriting	41	185	—	—	1	227
Debt underwriting	—	133	—	—	—	133
Total investment banking	41	608	—	—	1	650
Other:
Affordable housing investments business revenues	—	83	—	—	—	83
All other (1)	27	7	2	26	(41)	21
Total other	27	90	2	26	(41)	104
Total non-interest revenues	5,420	1,282	714	27	(275)	7,168
Interest income (1)	155	25	1	800	19	1,000
Total revenues	5,575	1,307	715	827	(256)	8,168
Interest expense	(23)	(16)	—	(62)	(77)	(178)
Net revenues	$5,552	$1,291	$715	$765	$(333)	$7,990

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

At September 30, 2022 and September 30, 2021, net receivables related to contracts with customers were $511 million and $416 million, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 22 – INTEREST INCOME AND INTEREST EXPENSE

The following table details the components of interest income and interest expense.

	Year ended September 30,
$ in millions	2022	2021	2020
Interest income:
Cash and cash equivalents	$48	$12	$41
Assets segregated for regulatory purposes and restricted cash	96	15	28
Trading assets — debt securities	27	13	18
Available-for-sale securities	136	85	83
Brokerage client receivables	100	77	84
Bank loans, net	1,051	593	702
All other	50	28	44
Total interest income	1,508	823	1,000
Interest expense:
Bank deposits	131	23	41
Trading liabilities — debt securities	12	2	3
Brokerage client payables	24	3	11
Other borrowings	21	19	20
Senior notes payable	93	96	85
All other	24	7	18
Total interest expense	305	150	178
Net interest income	1,203	673	822
Bank loan (provision)/benefit for credit losses	(100)	32	(233)
Net interest income after bank loan (provision)/benefit for credit losses	$1,103	$705	$589

Interest expense related to bank deposits in the preceding table excludes interest expense associated with affiliate deposits, which has been eliminated in consolidation.

NOTE 23 - SHARE-BASED AND OTHER COMPENSATION

Share-based compensation plan

We have one share-based compensation plan, the Raymond James Financial, Inc., Amended and Restated 2012 Stock Incentive Plan (“the Plan”), for our employees, Board of Directors, and independent contractor financial advisors. The Plan authorizes us to grant 78.4 million new shares, including the shares available for grant under six predecessor plans. As of September 30, 2022, 8.7 million shares were available under the Plan. Generally, we reissue our treasury shares under the Plan; however, we are also permitted to issue new shares. Our share-based compensation accounting policies are described in Note 2.

Restricted stock units

We may grant RSU awards under the Plan in connection with initial employment or under various retention programs for individuals who are responsible for contributing to our management, growth, and/or profitability. Through our Canadian subsidiary, we utilize the Restricted Stock Trust Fund, which we funded to enable the trust fund to acquire our common stock in the open market to be used to settle RSUs granted as a retention vehicle for certain employees of our Canadian subsidiaries. We may also grant awards to officers and certain other employees in lieu of cash for portions ranging from 10% to 50% of annual bonus amounts in excess of $250,000. Under the plan, the awards are generally restricted for a three- to five-year period, during which time the awards are generally forfeitable in the event of termination other than for death, disability, or qualifying retirement.

We grant RSUs annually to non-employee members of our Board of Directors. The RSUs granted to these Directors vest over a 1-year period from their grant date or upon retirement from our Board.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents the RSU award activity, which includes grants to employees, independent contractor financial advisors, and members of our Board of Directors, for the year ended September 30, 2022.

	Shares/Units (in millions)	Weighted- average grant date fair value (per share)
Non-vested as of beginning of year	8.2	$56.59
Granted (1)	3.4	$98.52
Vested	(2.4)	$50.55
Forfeited	(0.2)	$68.45
Non-vested as of end of year	9.0	$73.73
(1)    Includes RSUs granted as part of acquisition-related retention initiatives. See Note 3 for additional information regarding our acquisitions.

The following table presents expense and income tax benefits related to our RSUs granted to our employees, independent contractor financial advisors, and members of our Board of Directors for the periods indicated.

	Year ended September 30,
$ in millions	2022	2021	2020
RSU share-based compensation amortization	$179	$126	$110
Income tax benefits related to share-based expense	$41	$29	$25

For the year ended September 30, 2022, we realized $101 million of excess tax benefits related to our RSUs, which favorably impacted income tax expense on our Consolidated Statements of Income and Comprehensive Income. See Note 18 for additional information regarding income taxes.

As of September 30, 2022, there was $319 million of total pre-tax compensation costs not yet recognized (net of estimated forfeitures) related to RSUs granted to employees, independent contractor financial advisors, and members of our Board of Directors. These costs are expected to be recognized over a weighted-average period of approximately three years. The following RSU activity occurred for the periods indicated.

	Year ended September 30,
$ in millions, except per unit award amounts	2022	2021	2020
Weighted-average grant date fair value per unit award	$98.52	$63.86	$58.20
Total fair value of RSUs vested	$115	$87	$83

Restricted stock awards
As a component of our total purchase consideration for TriState Capital on June 1, 2022, in accordance with the terms of the acquisition, 551 thousand RJF RSAs were issued at terms that mirrored RSAs of TriState Capital which were outstanding as of the acquisition date. The fair value of the RJF RSAs was calculated as of the June 1, 2022 acquisition date and was allocated between the pre-acquisition service period ($28 million treated as purchase consideration) and the post-acquisition requisite service period, over which we will recognize share-based compensation amortization. For the year ended September 30, 2022, we recorded shared-based compensation expense of $4 million related to these awards. As of September 30, 2022, there were $21 million of total pre-tax compensation costs not yet recognized for these RJF restricted shares. These costs are expected to be recognized over a weighted-average period of three years. See Note 3 for further discussion of our acquisition of TriState Capital.

Employee stock purchase plan
Under the 2003 Employee Stock Purchase Plan, we are authorized to issue up to 13.1 million shares of common stock to eligible employees. Under the terms of the plan, share purchases in any calendar year are limited to the lesser of 1,000 shares or shares with a fair value of $25,000. The purchase price of the stock is 85% of the average high and low market price on the day prior to the purchase date. Under the plan, we sold approximately 416 thousand, 393 thousand and 699 thousand shares to employees during the years ended September 30, 2022, 2021 and 2020, respectively. The related compensation expense is calculated as the value of the 15% discount from market value and was $6 million, $5 million, and $5 million for the years ended September 30, 2022, 2021 and 2020, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Stock options

We had stock options outstanding as of September 30, 2022 which had been issued to our employees and independent contractor financial advisors. Effective in fiscal 2017, we stopped issuing stock options to our employees and effective in fiscal 2021, we stopped issuing stock options to our independent contractor financial advisors. Stock options granted to our independent contractor financial advisors, as well as the related expense was insignificant for the years ended September 30, 2022, 2021, and 2020. Cash received from stock options exercised by our employees and independent contractor financial advisors during the year ended September 30, 2022 was $15 million.

Employee other compensation

Our profit sharing plan and employee stock ownership plan (“ESOP”) are qualified plans that provide certain death, disability, or retirement benefits for all employees who meet certain service requirements. The plans are noncontributory and our contributions, if any, are determined annually by our Board of Directors, or a committee thereof, on a discretionary basis and are recognized as compensation expense throughout the year. Benefits become fully vested after five years of qualified service, age 65, or if a participant separates from service due to death or disability.

All shares owned by the ESOP are included in earnings per share calculations. Cash dividends paid to the ESOP are reflected as a reduction of retained earnings. The number of shares of our common stock held by the ESOP at September 30, 2022 and 2021 was 6.6 million and 6.7 million, respectively. The market value of our common stock held by the ESOP at September 30, 2022 was $651 million, of which $7 million was unearned (not yet vested) by ESOP plan participants.

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

Compensation expense associated with all of the qualified and non-qualified plans previously described totaled $195 million, $175 million and $149 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.

Non-employee deferred payment plans

We offer non-qualified deferred payment plans that provide benefits to our independent contractor financial advisors who meet certain production requirements. Company-owned life insurance is the primary source of funding for these plans. The contributions are made in amounts approved annually by management.

Certain independent contractor financial advisors are also eligible to participate in our VDCP. Eligible participants may elect to defer a percentage or specific dollar amount of their commissions into the VDCP. Company-owned life insurance is the primary source of funding for this plan.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 24 – REGULATORY CAPITAL REQUIREMENTS

RJF, as a bank holding company and financial holding company, as well as Raymond James Bank, TriState Capital Bank, our broker-dealer subsidiaries, and our trust subsidiaries are subject to capital requirements by various regulatory authorities. Capital levels of each entity are monitored to ensure compliance with our various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on our financial results.

As a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), that has made an election to be a financial holding company, RJF is subject to supervision, examination and regulation by the Fed. We are subject to the Fed’s capital rules which establish an integrated regulatory capital framework and implement, in the U.S., the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. The FDIC’s capital rules, which are substantially similar to the Fed’s rules, apply to TriState Capital Bank. We apply the standardized approach for calculating risk-weighted assets and are also subject to the market risk provisions of the Fed’s capital rules (“market risk rule”).

Under these rules, minimum requirements are established for both the quantity and quality of capital held by banking organizations. RJF, Raymond James Bank, and TriState Capital Bank are required to maintain minimum leverage ratios (defined as tier 1 capital divided by adjusted average assets), as well as minimum ratios of tier 1 capital, common equity tier 1 (“CET1”), and total capital to risk-weighted assets. These capital ratios incorporate quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under the regulatory capital rules and are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. We calculate these ratios in order to assess compliance with both regulatory requirements and internal capital policies. In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. As of September 30, 2022, capital levels at RJF, Raymond James Bank, and TriState Capital Bank exceeded the capital conservation buffer requirement and each entity was categorized as “well-capitalized.”

To meet requirements for capital adequacy or to be categorized as “well-capitalized,” RJF must maintain minimum Tier 1 leverage, Tier 1 capital, CET1, and Total capital amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJF as of September 30, 2022:
Tier 1 leverage	$8,480	10.3%	$3,304	4.0%	$4,130	5.0%
Tier 1 capital	$8,480	19.2%	$2,651	6.0%	$3,534	8.0%
CET1	$8,380	19.0%	$1,988	4.5%	$2,871	6.5%
Total capital	$9,031	20.4%	$3,534	8.0%	$4,418	10.0%

RJF as of September 30, 2021:
Tier 1 leverage	$7,428	12.6%	$2,363	4.0%	$2,954	5.0%
Tier 1 capital	$7,428	25.0%	$1,783	6.0%	$2,377	8.0%
CET1	$7,428	25.0%	$1,337	4.5%	$1,932	6.5%
Total capital	$7,780	26.2%	$2,377	8.0%	$2,972	10.0%

As of September 30, 2022, RJF’s regulatory capital increase compared to September 30, 2021 was driven by an increase in equity primarily due to common and preferred stock issued in connection with the TriState Capital acquisition and positive earnings, partially offset by an increase in goodwill and intangible assets arising from the TriState Capital, Charles Stanley, and SumRidge Partners acquisitions (see Note 3 for further information) as well as dividends paid to our investors and share repurchases. RJF’s Tier 1 and Total capital ratios decreased compared to September 30, 2021, resulting from an increase in risk-weighted assets, partially offset by the increase in regulatory capital. The increase in risk-weighted assets was primarily driven by increases in bank loans and available-for-sale securities and unfunded lending commitments resulting from the TriState Capital acquisition and growth at Raymond James Bank, and an increase in trading assets resulting from the SumRidge Partners acquisition.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
RJF’s Tier 1 leverage ratio at September 30, 2022 decreased compared to September 30, 2021, due to higher average assets, driven by increases in bank loans, available-for-sale securities, goodwill and intangible assets, as well as trading assets. The increase in average assets was partially offset by the increase in regulatory capital.

To meet the requirements for capital adequacy or to be categorized as “well-capitalized,” Raymond James Bank and TriState Capital Bank must maintain Tier 1 leverage, Tier 1 capital, CET1, and Total capital amounts and ratios as set forth in the following tables. Our intention is to maintain Raymond James Bank’s and TriState Capital Bank’s “well-capitalized” status. In the unlikely event that Raymond James Bank or TriState Capital Bank failed to maintain their “well-capitalized” status, the consequences could include a requirement to obtain a waiver from the FDIC prior to acceptance, renewal, or rollover of brokered deposits and result in higher FDIC premiums, but would not significantly impact our operations.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
Raymond James Bank as of September 30, 2022:
Tier 1 leverage	$2,998	7.1%	$1,695	4.0%	$2,119	5.0%
Tier 1 capital	$2,998	12.1%	$1,485	6.0%	$1,979	8.0%
CET1	$2,998	12.1%	$1,113	4.5%	$1,608	6.5%
Total capital	$3,308	13.4%	$1,979	8.0%	$2,474	10.0%

Raymond James Bank as of September 30, 2021:
Tier 1 leverage	$2,626	7.4%	$1,411	4.0%	$1,763	5.0%
Tier 1 capital	$2,626	13.4%	$1,177	6.0%	$1,569	8.0%
CET1	$2,626	13.4%	$883	4.5%	$1,275	6.5%
Total capital	$2,873	14.6%	$1,569	8.0%	$1,962	10.0%

Raymond James Bank’s regulatory capital increased compared to September 30, 2021, driven by an increase in equity due to positive earnings, offset by dividends paid to RJF. Raymond James Bank’s Tier 1 and Total capital ratios decreased compared to September 30, 2021, due to an increase in risk-weighted assets, primarily resulting from increases in bank loans, available-for-sale securities, and deferred tax assets, partially offset by the increase in regulatory capital. Raymond James Bank’s Tier 1 leverage ratio at September 30, 2022 decreased compared to September 30, 2021 due to higher average assets, driven primarily by the increases in bank loans and available-for-sale securities.

On June 1, 2022, we completed our acquisition of TriState Capital, including TriState Capital Bank. See Note 3 for additional information on this acquisition.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
TriState Capital Bank as of September 30, 2022:
Tier 1 leverage	$1,093	7.3%	$601	4.0%	$752	5.0%
Tier 1 capital	$1,093	14.1%	$463	6.0%	$618	8.0%
CET1	$1,093	14.1%	$348	4.5%	$502	6.5%
Total capital	$1,122	14.5%	$618	8.0%	$772	10.0%

Our banks may pay dividends to RJF without prior approval of their respective regulators subject to certain restrictions including retained net income and targeted regulatory capital ratios. Dividends paid to RJF from our banks may be limited to the extent that capital is needed to support their balance sheet growth.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. As a member firm of the Financial Industry Regulatory Authority (“FINRA”), RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client balances. FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements. As of September 30, 2022, RJ&A had excess net capital available to remit dividends

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
to RJF, some of which may be remitted without prior regulatory approval and the remainder may be remitted in conformity with all required regulatory rules or approvals. The following table presents the net capital position of RJ&A.

	September 30,
$ in millions	2022	2021
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	40.9%	72.1%
Net capital	$1,152	$2,035
Less: required net capital	(56)	(56)
Excess net capital	$1,096	$1,979

The decrease in RJ&A’s net capital and excess net capital as of September 30, 2022 as compared to September 30, 2021 reflected the impact of significant dividends from RJ&A to RJF during the year ended September 30, 2022.

As of September 30, 2022, all of our other active regulated domestic and international subsidiaries were in compliance with and exceeded all applicable capital requirements.

NOTE 25 – EARNINGS PER SHARE

All share and earnings per share information has been retroactively adjusted to reflect the September 21, 2021 three-for-two stock split described in Note 20.

The following table presents the computation of basic and diluted earnings per common share.

	Year ended September 30,
$ in millions, except per share amounts	2022	2021	2020
Income for basic earnings per common share:
Net income available to common shareholders	$1,505	$1,403	$818
Less allocation of earnings and dividends to participating securities	(3)	(2)	(1)
Net income available to common shareholders after participating securities	$1,502	$1,401	$817
Income for diluted earnings per common share:
Net income available to common shareholders	$1,505	$1,403	$818
Less allocation of earnings and dividends to participating securities	(3)	(2)	(1)
Net income available to common shareholders after participating securities	$1,502	$1,401	$817
Common shares:
Average common shares in basic computation	209.9	205.7	206.4
Dilutive effect of outstanding stock options and certain RSUs	5.4	5.5	3.9
Average common and common equivalent shares used in diluted computation	215.3	211.2	210.3
Earnings per common share:
Basic	$7.16	$6.81	$3.96
Diluted	$6.98	$6.63	$3.88
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	0.1	0.1	2.3

The allocation of earnings and dividends to participating securities in the preceding table represents dividends paid during the year to participating securities, consisting of certain RSUs, as well as the RSAs granted as part of our acquisition of TriState Capital, plus an allocation of undistributed earnings to such participating securities. Participating securities and related dividends paid on these participating securities were insignificant for the years ended September 30, 2022, 2021 and 2020.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 26 – SEGMENT INFORMATION

We currently operate through the following five segments: PCG; Capital Markets; Asset Management; Bank; and Other.

The segments are determined based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources. The financial results of our segments are presented using the same policies as those described in Note 2. Segment results include allocations of most corporate expenses to each segment. Refer to the following discussion of the Other segment for a description of the corporate expenses that are not allocated to segments. Intersegment revenues, expenses, receivables and payables are eliminated upon consolidation.

The PCG segment provides financial planning, investment advisory and securities transaction services in the U.S., Canada, and the U.K. for which we generally charge either asset-based fees or sales commissions. The PCG segment also earns revenues for distribution and related support services performed related to mutual funds, fixed and variable annuities and insurance products. The segment includes servicing fee revenues from third-party mutual fund and annuity companies whose products we distribute and from banks to which we sweep a portion of our clients’ cash deposits as part of the RJBDP, our multi-bank sweep program. The segment also includes net interest earnings primarily on client margin loans, cash balances, and assets segregated for regulatory purposes, net of interest paid to clients on cash balances in the CIP.

Our Capital Markets segment conducts investment banking, institutional sales, securities trading, equity research, and the syndication and management of investments in low-income housing funds and funds of a similar nature. We primarily conduct these activities in the U.S., Canada, and Europe.

Our Asset Management segment earns asset management and related administrative fees for providing asset management, portfolio management and related administrative services to retail and institutional clients. This segment oversees a portion of our fee-based assets under administration for our PCG clients through our Asset Management Services division and through Raymond James Trust, N.A. This segment also provides asset management services through Raymond James Investment Management for certain retail accounts managed on behalf of third-party institutions, institutional accounts and proprietary mutual funds that we manage.

Our Bank segment provides various types of loans, including SBL, corporate loans, residential mortgage loans, and tax-exempt loans. This segment is active in corporate loan syndications and participations and lending directly to clients. This segment also provides FDIC-insured deposit accounts, including to clients of our broker-dealer subsidiaries, as well as other deposit and liquidity management products and services. This segment generates net interest income principally through the interest income earned on loans and an investment portfolio of available-for-sale securities, which is offset by the interest expense it pays on client deposits and on its borrowings.

The Other segment includes the results of our private equity investments, interest income on certain corporate cash balances, certain acquisition-related expenses, primarily comprised of professional fees, and certain corporate overhead costs of RJF that are not allocated to operating segments, including the interest costs on our public debt and any losses on the extinguishment of such debt. The Other segment also includes the reduction in workforce expenses, primarily the result of the elimination of certain positions, that occurred in our fiscal fourth quarter of 2020 in response to the economic environment at that time.

Refer to Notes 3 and 11 for additional information regarding our fiscal year 2022 acquisitions of Charles Stanley, TriState Capital, and SumRidge Partners.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents information concerning operations in these segments, inclusive of our acquisitions.

	Year ended September 30,
$ in millions	2022	2021	2020
Net revenues:
Private Client Group	$7,710	$6,611	$5,552
Capital Markets	1,809	1,885	1,291
Asset Management	914	867	715
Bank	1,084	672	765
Other	(50)	(8)	(82)
Intersegment eliminations	(464)	(267)	(251)
Total net revenues	$11,003	$9,760	$7,990
Pre-tax income/(loss):
Private Client Group	$1,030	$749	$539
Capital Markets	415	532	225
Asset Management	386	389	284
Bank	382	367	196
Other	(191)	(246)	(192)
Total pre-tax income	$2,022	$1,791	$1,052

No individual client accounted for more than ten percent of revenues in any of the years presented.

The following table presents our net interest income on a segment basis.

	Year ended September 30,
$ in millions	2022	2021	2020
Net interest income/(expense):
Private Client Group	$207	$113	$132
Capital Markets	9	6	9
Asset Management	2	—	1
Bank	1,053	642	738
Other	(68)	(88)	(58)
Net interest income	$1,203	$673	$822

The following table presents our total assets on a segment basis.

	September 30,
$ in millions	2022	2021
Total assets:
Private Client Group	$17,770	$20,270
Capital Markets	3,951	2,457
Asset Management	556	476
Bank	56,737	36,154
Other	1,937	2,534
Total	$80,951	$61,891

The following table presents goodwill, which was included in our total assets, on a segment basis.

	September 30,
$ in millions	2022	2021
Goodwill:
Private Client Group	$550	$417
Capital Markets	274	174
Asset Management	69	69
Bank	529	—
Total	$1,422	$660

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
We have operations in the U.S., Canada, and Europe. Substantially all long-lived assets are located in the U.S.  The following table presents our net revenues and pre-tax income classified by major geographic area in which they were earned.

	Year ended September 30,
$ in millions	2022	2021	2020
Net revenues:
U.S.	$10,065	$9,067	$7,446
Canada	542	485	386
Europe	396	208	158
Total	$11,003	$9,760	$7,990
Pre-tax income/(loss):
U.S.	$1,907	$1,701	$1,028
Canada	83	53	29
Europe	32	37	(5)
Total	$2,022	$1,791	$1,052

The following table presents our total assets by major geographic area in which they were held.

	September 30,
$ in millions	2022	2021
Total assets:
U.S.	$74,428	$57,952
Canada	3,631	3,724
Europe	2,892	215
Total	$80,951	$61,891

The following table presents goodwill, which was included in our total assets, classified by major geographic area in which it was held.

	September 30,
$ in millions	2022	2021
Goodwill:
U.S.	$1,250	$619
Canada	23	25
Europe	149	16
Total	$1,422	$660

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The broker-dealer subsidiaries of the Parent, including RJ&A our principal domestic broker-dealer, and certain other subsidiaries are required to maintain a minimum amount of net capital due to regulatory requirements. RJ&A is further required by certain covenants in its borrowing agreements to maintain minimum net capital equal to 10% of aggregate debit balances. At September 30, 2022, each of these subsidiaries exceeded their minimum net capital requirements (see Note 24 for further information).

Of the Parent’s net assets as of September 30, 2022, approximately $125 million of its investment in RJ&A and RJFS was available for distribution to the Parent without further regulatory approvals. As of September 30, 2022, approximately $5.1 billion of net assets of our U.S. broker-dealers and bank subsidiaries were restricted from distributions to the parent due to regulatory or other restrictions without prior approval of the respective entity’s regulator. In addition, a large portion of our non-U.S. subsidiaries’ net assets was held to meet regulatory requirements and was not available for use by the parent.

Cash and cash equivalents of $1.91 billion and $1.16 billion as of September 30, 2022 and 2021, respectively, were held directly by RJF in depository accounts at third-party financial institutions, held in depository accounts at Raymond James Bank, or were loaned by the Parent to RJ&A, which RJ&A had invested on behalf of RJF, or otherwise deployed in its normal business activities. The loan to RJ&A, which totaled $1.30 billion and $649 million as of September 30, 2022 and 2021, respectively, is included in “Intercompany receivables from subsidiaries” in the table below. The amount held in depository accounts at Raymond James Bank was $260 million as of September 30, 2022, of which $230 million was available on demand without restriction. As of September 30, 2021, $229 million was held in depository accounts at Raymond James Bank, of which $152 million was available on demand without restriction.

See Notes 16, 17, 19 and 24 for more information regarding borrowings, commitments, contingencies and guarantees, and regulatory capital requirements of the Parent and its subsidiaries.

In the following tables, “bank subsidiaries” refers to Raymond James Bank and TriState Capital Bank, including its holding company which is a subsidiary of RJF. The following table presents the Parent’s statements of financial condition.

	September 30,
$ in millions	2022	2021
Assets:
Cash and cash equivalents	$629	$527
Assets segregated for regulatory purposes and restricted cash ($1 and $1 at fair value)	31	478
Intercompany receivables from subsidiaries (primarily non-bank subsidiaries)	1,624	877
Investments in consolidated subsidiaries:
Bank subsidiaries	3,549	2,594
Non-bank subsidiaries	5,611	5,703
Goodwill and identifiable intangible assets, net	32	32
All other	907	1,055
Total assets	$12,383	$11,266
Liabilities and equity:
Accrued compensation, commissions and benefits	$715	$798
Intercompany payables to subsidiaries:
Bank subsidiaries	—	2
Non-bank subsidiaries	17	33
Senior notes payable	2,038	2,037
All other	155	151
Total liabilities	2,925	3,021
Equity	9,458	8,245
Total liabilities and equity	$12,383	$11,266

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents the Parent’s statements of income.

	Year ended September 30,
$ in millions	2022	2021	2020
Revenues:
Dividends from non-bank subsidiaries	$2,002	$257	$634
Dividends from bank subsidiaries	60	—	130
Interest from subsidiaries	23	9	18
Interest income	3	1	3
All other	17	21	23
Total revenues	2,105	288	808
Interest expense	(93)	(97)	(87)
Net revenues	2,012	191	721
Non-interest expenses:
Compensation, commissions and benefits (1)	98	81	63
Non-compensations expenses:
Communications and information processing	6	5	6
Occupancy and equipment	1	1	1
Business development	20	19	18
Losses on extinguishment of debt	—	98	—
Intercompany allocations and charges	(8)	(14)	(16)
Other	64	30	23
Total non-compensation expenses	83	139	32
Total non-interest expenses	181	220	95
Pre-tax income/(loss) before equity in undistributed net income of subsidiaries	1,831	(29)	626
Income tax benefit	(20)	(99)	(58)
Income before equity in undistributed net income of subsidiaries	1,851	70	684
Equity in undistributed net income of subsidiaries (2)	(342)	1,333	134
Net income	1,509	1,403	818
Preferred stock dividends	4	—	—
Net income available to common shareholders	$1,505	$1,403	$818

(1)    The year ended September 30, 2020 included the portion of the reduction in workforce expenses incurred during the fiscal fourth quarter of 2020 that related to the Parent.
(2)    The year ended September 30, 2022 included significant dividends from RJ&A to RJF, which were in excess of net income for the period.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents the Parent’s statements of cash flows.

	Year ended September 30,
$ in millions	2022	2021	2020
Cash flows from operating activities:
Net income	$1,509	$1,403	$818
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on investments	1	5	4
Unrealized (gain)/loss on company-owned life insurance policies, net of expenses	159	(157)	(50)
Equity in undistributed net income of subsidiaries	342	(1,333)	(134)
Losses on extinguishment of debt	—	98	—
Other	161	94	102
Net change in:
Intercompany receivables	(23)	(14)	126
Other assets	40	(35)	24
Intercompany payables	(18)	(14)	(70)
Other payables	3	38	43
Accrued compensation, commissions and benefits	(82)	202	73
Net cash provided by operating activities	2,092	287	936

Cash flows from investing activities:
Investments in subsidiaries	(1,092)	(420)	(106)
(Advances to)/repayments from subsidiaries, net	(723)	1,039	(885)
Investment in note receivable	(125)	—	—
Proceeds from sales of investments	7	2	9
Purchase of investments in company-owned life insurance policies, net	(63)	(36)	(55)
Net cash provided by/(used in) investing activities	(1,996)	585	(1,037)

Cash flows from financing activities:
Repurchases of common stock and share-based awards withheld for payment of withholding tax requirements	(216)	(151)	(291)
Dividends on preferred and common stock	(277)	(218)	(205)
Exercise of stock options and employee stock purchases	52	53	62
Proceeds from senior note issuances, net of debt issuance costs paid	—	737	494
Extinguishment of senior notes payable	—	(844)	—
Net cash provided by/(used in) financing activities	(441)	(423)	60
Net increase/(decrease) in cash and cash equivalents, including those segregated for regulatory purposes and restricted cash	(345)	449	(41)
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at beginning of year	1,004	555	596
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of year	$659	$1,004	$555

Cash and cash equivalents	$629	$527	$478
Cash and cash equivalents segregated for regulatory purposes and restricted cash	30	477	77
Total cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of year	$659	$1,004	$555

Supplemental disclosures of cash flow information:
Cash paid for interest	$117	$89	$72
Cash paid for income taxes, net	$24	$35	$32
Common stock issued as consideration for TriState Capital acquisition	$778	$—	$—
Restricted stock awards issued as consideration for TriState Capital acquisition	$28	$—	$—
Preferred stock issued as consideration for TriState Capital acquisition	$120	$—	$—
Effective settlement of note receivable for TriState Capital acquisition	$123	$—	$—

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

Changes in Internal Control over Financial Reporting

Effective July 1, 2022, we completed our acquisition of SumRidge Partners. Management has elected to exclude SumRidge Partners from our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2022, as permitted by the SEC Staff guidance (see further information below). As of September 30, 2022, management was in the process of integrating SumRidge Partners into our internal control over financial reporting.

Other than as discussed above, there were no changes during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Effective June 1, 2022 and July 1, 2022, we completed our acquisitions of TriState Capital and SumRidge Partners, respectively. Consistent with guidance issued by the SEC staff that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, management excluded TriState Capital and SumRidge Partners from its assessment of the effectiveness of our internal control over financial reporting as of September 30, 2022. TriState Capital constituted 19% of consolidated total assets as of September 30, 2022 and 1% and 2% of consolidated net revenues and consolidated net income, respectively, for our fiscal year ended September 30, 2022. SumRidge Partners constituted 1% of consolidated total assets as of September 30, 2022 and less than 1% of both consolidated net revenues and consolidated net income for our fiscal year ended September 30, 2022. Management’s basis for exclusion included one or more of the following factors applicable to each respective acquisition: the size of the acquisition relative to our pre-acquisition financial statements, the complexity of the acquired business, and the timing between the acquisition and our fiscal year end.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by COSO. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2022. KPMG LLP, who audited and reported on our consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting as of September 30, 2022 (included as follows).

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Raymond James Financial, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Raymond James Financial, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of September 30, 2022 and 2021, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated November 22, 2022 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired TriState Capital Holdings, Inc. and SumRidge Partners, LLC during the year ended September 30, 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022, TriState Capital Holdings, Inc. and SumRidge Partners, LLC. TriState Capital Holdings, Inc. constituted approximately 19% of consolidated total assets, approximately 1% of consolidated net revenues, and approximately 2% of consolidated net income, and SumRidge Partners, LLC constituted approximately 1% of consolidated total assets, and less than 1% of consolidated net revenues and consolidated net income included in the consolidated financial statements of the Company as of and for the year ended September 30, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of TriState Capital Holdings, Inc. and SumRidge Partners, LLC.

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
November 22, 2022

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers appears in Part I, Item 1 of this report. The balance of the information required by Item 10 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2023 Annual Meeting of Shareholders which will be filed with the SEC no later than 120 days after the close of the fiscal year ended September 30, 2022.

ITEMS 11, 12, 13 and 14.

The information required by Items 11, 12, 13 and 14 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2023 Annual Meeting of Shareholders which will be filed with the SEC no later than 120 days after the close of the fiscal year ended September 30, 2022.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)    Exhibit listing

    See below and continued on the following pages.(1)

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

3.2
Amended and Restated By-Laws of Raymond James Financial, Inc., reflecting amendments adopted by the Board of Directors on August 24, 2022, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 30, 2022.

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

4.3
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

4.4
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

4.7		Form of Depositary Receipt—Series A (included as part of Exhibit 4.4).
4.8		Form of Depositary Receipt—Series B (included as part of Exhibit 4.6).
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

10.3.9	*
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
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (performance-based vesting with rTSR) under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2022.

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
(1)    Certain instruments defining the rights of holders of the $97,500,000 in aggregate principal amount of 5.75% Fixed-to-Floating Rate Subordinated Notes due 2030 that the registrant assumed from TriState Capital in connection with the acquisition on June 1, 2022 are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The registrant agrees to furnish copies of these instruments to the SEC upon request.
*    Indicates a management contract or compensatory plan or arrangement in which a director or executive officer participates.

ITEM 16. FORM 10-K SUMMARY

None.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 22nd day of November, 2022.

RAYMOND JAMES FINANCIAL, INC.

By: /s/ PAUL C. REILLY
Paul C. Reilly, Chair and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ PAUL C. REILLY	Chair and Chief Executive Officer (Principal Executive Officer) and Director	November 22, 2022
Paul C. Reilly

/s/ PAUL M. SHOUKRY	Chief Financial Officer and Treasurer (Principal Financial Officer)	November 22, 2022
Paul M. Shoukry

/s/ JONATHAN W. OORLOG, JR.	Senior Vice President and Controller (Principal Accounting Officer)	November 22, 2022
Jonathan W. Oorlog, Jr.

/s/ THOMAS A. JAMES	Chair Emeritus and Director	November 22, 2022
Thomas A. James

/s/ MARLENE DEBEL	Director	November 22, 2022
Marlene Debel

/s/ ROBERT M. DUTKOWSKY	Director	November 22, 2022
Robert M. Dutkowsky

/s/ JEFFREY N. EDWARDS	Director	November 22, 2022
Jeffrey N. Edwards

/s/ BENJAMIN C. ESTY	Director	November 22, 2022
Benjamin C. Esty

/s/ ANNE GATES	Director	November 22, 2022
Anne Gates

/s/ GORDON L. JOHNSON	Director	November 22, 2022
Gordon L. Johnson

/s/ RODERICK C. MCGEARY	Director	November 22, 2022
Roderick C. McGeary

/s/ RAJ SESHADRI	Director	November 22, 2022
Raj Seshadri

/s/ SUSAN N. STORY	Director	November 22, 2022
Susan N. Story