Form 10-Q
period 2022-12-31
RAYMOND JAMES FINANCIAL INC
filed 2023-02-03
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
215,351,531 shares of common stock as of February 1, 2023

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in millions, except per share amounts	December 31, 2022	September 30, 2022
Assets:
Cash and cash equivalents	$6,177	$6,178
Assets segregated for regulatory purposes and restricted cash	5,116	8,481
Collateralized agreements	335	704
Financial instruments, at fair value:
Trading assets ($969 and $1,188 pledged as collateral)	1,112	1,270
Available-for-sale securities ($74 and $74 pledged as collateral)	9,793	9,885
Derivative assets	107	188
Other investments ($15 and $14 pledged as collateral)	296	292
Brokerage client receivables, net	2,641	2,934
Other receivables, net	1,252	1,615
Bank loans, net	44,066	43,239
Loans to financial advisors, net	1,122	1,152
Deferred income taxes, net	572	630
Goodwill and identifiable intangible assets, net	1,938	1,931
Other assets	2,520	2,452
Total assets	$77,047	$80,951

Liabilities and shareholders’ equity:
Bank deposits	$51,979	$51,357
Collateralized financings	194	466
Financial instrument liabilities, at fair value:
Trading liabilities	692	836
Derivative liabilities	452	530
Brokerage client payables	7,728	11,446
Accrued compensation, commissions and benefits	1,281	1,787
Other payables	1,703	1,768
Other borrowings	1,150	1,291
Senior notes payable	2,038	2,038
Total liabilities	67,217	71,519
Commitments and contingencies (see Note 15)
Shareholders’ equity
Preferred stock	120	120
Common stock; $.01 par value; 650,000,000 shares authorized; 248,081,414 shares issued and 214,984,869 shares outstanding as of December 31, 2022; 248,018,564 shares issued and 215,122,523 shares outstanding as of September 30, 2022	2	2
Additional paid-in capital	2,975	2,987
Retained earnings	9,254	8,843
Treasury stock, at cost; 33,096,545 and 32,896,041 common shares as of December 31, 2022 and September 30, 2022, respectively	(1,604)	(1,512)
Accumulated other comprehensive loss	(891)	(982)
Total equity attributable to Raymond James Financial, Inc.	9,856	9,458
Noncontrolling interests	(26)	(26)
Total shareholders’ equity	9,830	9,432
Total liabilities and shareholders’ equity	$77,047	$80,951
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,
in millions, except per share amounts	2022	2021
Revenues:
Asset management and related administrative fees	$1,242	$1,382
Brokerage revenues:
Securities commissions	352	425
Principal transactions	132	133
Total brokerage revenues	484	558
Account and service fees	289	177
Investment banking	141	425
Interest income	827	225
Other	44	51
Total revenues	3,027	2,818
Interest expense	(241)	(37)
Net revenues	2,786	2,781
Non-interest expenses:
Compensation, commissions and benefits	1,736	1,884
Non-compensation expenses:
Communications and information processing	139	112
Occupancy and equipment	66	59
Business development	56	35
Investment sub-advisory fees	34	38
Professional fees	32	28
Bank loan provision/(benefit) for credit losses	14	(11)
Other	57	78
Total non-compensation expenses	398	339
Total non-interest expenses	2,134	2,223
Pre-tax income	652	558
Provision for income taxes	143	112
Net income	509	446
Preferred stock dividends	2	—
Net income available to common shareholders	$507	$446

Earnings per common share – basic	$2.36	$2.16
Earnings per common share – diluted	$2.30	$2.10
Weighted-average common shares outstanding – basic	214.7	206.3
Weighted-average common and common equivalent shares outstanding – diluted	220.4	212.4

Net income	$509	$446
Other comprehensive income/(loss), net of tax:
Available-for-sale securities	47	(55)
Currency translations, net of the impact of net investment hedges	46	—
Cash flow hedges	(2)	9
Total other comprehensive income/(loss), net of tax	91	(46)
Total comprehensive income	$600	$400
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended December 31,
$ in millions, except per share amounts	2022	2021
Preferred stock:
Balance beginning of period	$120	$—
Shares issuances	—	—
Balance end of period	120	—

Common stock, par value $.01 per share:
Balance beginning of period	2	2
Share issuances	—	—
Balance end of period	2	2

Additional paid-in capital:
Balance beginning of period	2,987	2,088
Employee stock purchases	7	8
Distributions due to vesting of restricted stock units and exercise of stock options, net of forfeitures	(99)	(105)
Share-based compensation amortization	80	64
Balance end of period	2,975	2,055

Retained earnings:
Balance beginning of period	8,843	7,633
Net income	509	446
Common and preferred stock cash dividends declared (see Note 16)	(98)	(76)
Balance end of period	9,254	8,003

Treasury stock:
Balance beginning of period	(1,512)	(1,437)
Purchases/surrenders	(147)	(10)
Reissuances due to vesting of restricted stock units and exercise of stock options	55	74
Balance end of period	(1,604)	(1,373)

Accumulated other comprehensive loss:
Balance beginning of period	(982)	(41)
Other comprehensive income/(loss), net of tax	91	(46)
Balance end of period	(891)	(87)
Total equity attributable to Raymond James Financial, Inc.	$9,856	$8,600

Noncontrolling interests:
Balance beginning of period	$(26)	$58
Net income attributable to noncontrolling interests	—	2
Deconsolidations and sales	—	(8)
Balance end of period	(26)	52
Total shareholders’ equity	$9,830	$8,652
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
$ in millions	2022	2021
Cash flows from operating activities:
Net income	$509	$446
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	40	35
Deferred income taxes, net	25	14
Premium and discount amortization on available-for-sale securities and bank loans and net unrealized gain/loss on other investments	(11)	14
Provisions/(benefits) for credit losses and legal and regulatory proceedings	21	(8)
Share-based compensation expense	81	65
Unrealized gain on company-owned life insurance policies, net of expenses	(48)	(38)
Other	(10)	(1)
Net change in:
Assets segregated for regulatory purposes excluding cash and cash equivalents	—	(7,499)
Collateralized agreements, net of collateralized financings	97	125
Loans (provided to) financial advisors, net of repayments	25	(56)
Brokerage client receivables and other receivables, net	477	197
Trading instruments, net	127	209
Derivative instruments, net	(18)	58
Other assets	8	(431)
Brokerage client payables and other payables	(3,882)	5,021
Accrued compensation, commissions and benefits	(511)	(395)
Purchases and originations of loans held for sale, net of proceeds from sales of securitizations and loans held for sale	(66)	(43)
Net cash used in operating activities	(3,136)	(2,287)

Cash flows from investing activities:
Increase in bank loans, net	(826)	(1,137)
Proceeds from sales of loans held for investment	45	75
Purchases of available-for-sale securities	(153)	(824)
Available-for-sale securities maturations, repayments and redemptions	326	501
Additions to property and equipment	(27)	(19)
Investment in note receivable	—	(125)
Other investing activities, net	(31)	(26)
Net cash used in investing activities	(666)	(1,555)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended December 31,
$ in millions	2022	2021
Cash flows from financing activities:
Increase in bank deposits	622	1,597
Repurchases of common stock and share-based awards withheld for payment of withholding tax requirements	(189)	(51)
Dividends on preferred and common stock	(81)	(60)
Exercise of stock options and employee stock purchases	11	17
Proceeds from Federal Home Loan Bank advances	650	850
Repayments of Federal Home Loan Bank advances and other borrowed funds	(791)	(851)
Other financing, net	(1)	(5)
Net cash provided by financing activities	221	1,497

Currency adjustment:
Effect of exchange rate changes on cash and cash equivalents, including those segregated for regulatory purposes	215	3
Net decrease in cash and cash equivalents, including those segregated for regulatory purposes and restricted cash	(3,366)	(2,342)
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at beginning of year	14,659	16,449
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of period	$11,293	$14,107

Cash and cash equivalents	$6,177	$8,216
Cash and cash equivalents segregated for regulatory purposes and restricted cash	5,116	5,891
Total cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of period	$11,293	$14,107

Supplemental disclosures of cash flow information:
Cash paid for interest	$216	$41
Cash paid for income taxes, net	$13	$12
Cash outflows for lease liabilities	$31	$25
Non-cash right-of-use assets recorded for new and modified leases	$13	$16

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2022

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of RJF and its consolidated subsidiaries that are generally controlled through a majority voting interest. We consolidate all of our 100%-owned subsidiaries. In addition, we consolidate any variable interest entity (“VIE”) in which we are the primary beneficiary. Additional information on these VIEs is provided in Note 2 of our Annual Report on Form 10-K (“2022 Form 10-K”) for the year ended September 30, 2022, as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and in Note 9 of this Quarterly Report on Form 10-Q (“Form 10-Q”). When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

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

The nature of our business is such that the results of any interim period are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in our 2022 Form 10-K. To prepare condensed consolidated financial statements in accordance with GAAP, we must make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates and could have a material impact on the condensed consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

NOTE 2 – UPDATE OF SIGNIFICANT ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 2 of our 2022 Form 10-K. There have been no significant changes in our significant accounting policies since September 30, 2022.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 – FAIR VALUE

Our “Financial instruments” and “Financial instrument liabilities” on our Condensed Consolidated Statements of Financial Condition are recorded at fair value. For further information about such instruments and our significant accounting policies related to fair value, see Notes 2 and 4 of our 2022 Form 10-K. The following tables present assets and liabilities measured at fair value on a recurring basis. Netting adjustments represent the impact of counterparty and collateral netting on our derivative balances included on our Condensed Consolidated Statements of Financial Condition. See Note 5 for additional information.

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of December 31, 2022
Assets at fair value on a recurring basis:
Trading assets:
Municipal and provincial obligations	$—	$163	$—	$—	$163
Corporate obligations	19	583	—	—	602
Government and agency obligations	47	79	—	—	126
Agency mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMOs”) and asset-backed securities (“ABS”)	—	134	—	—	134
Non-agency CMOs and ABS	—	34	—	—	34
Total debt securities	66	993	—	—	1,059
Equity securities	17	1	—	—	18
Brokered certificates of deposit	—	29	—	—	29
Other	—	—	6	—	6
Total trading assets	83	1,023	6	—	1,112
Available-for-sale securities (1)	987	8,806	—	—	9,793
Derivative assets:
Interest rate - matched book	—	14	—	—	14
Interest rate - other	2	418	—	(327)	93
Total derivative assets	2	432	—	(327)	107
All other investments:
Government and agency obligations (2)	80	—	—	—	80
Other	90	2	30	—	122
Total all other investments	170	2	30	—	202
Other assets - fractional shares	86	—	—	—	86
Subtotal	1,328	10,263	36	(327)	11,300
Other investments - private equity - measured at net asset value (“NAV”)					94
Total assets at fair value on a recurring basis	$1,328	$10,263	$36	$(327)	$11,394

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$6	$—	$—	$—	$6
Corporate obligations	—	525	—	—	525
Government and agency obligations	137	—	—	—	137
Total debt securities	143	525	—	—	668
Equity securities	24	—	—	—	24
Total trading liabilities	167	525	—	—	692
Derivative liabilities:
Interest rate - matched book	—	14	—	—	14
Interest rate - other	3	479	—	(61)	421
Foreign exchange	—	13	—	—	13
Other	—	—	4	—	4
Total derivative liabilities	3	506	4	(61)	452
Other payables - fractional shares	86	—	—	—	86
Total liabilities at fair value on a recurring basis	$256	$1,031	$4	$(61)	$1,230

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of September 30, 2022
Assets at fair value on a recurring basis:
Trading assets:
Municipal and provincial obligations	$—	$269	$—	$—	$269
Corporate obligations	16	579	—	—	595
Government and agency obligations	86	85	—	—	171
Agency MBS, CMOs, and ABS	—	123	—	—	123
Non-agency CMOs and ABS	—	61	—	—	61
Total debt securities	102	1,117	—	—	1,219
Equity securities	20	—	—	—	20
Brokered certificates of deposit	—	30	—	—	30
Other	—	—	1	—	1
Total trading assets	122	1,147	1	—	1,270
Available-for-sale securities (1)	986	8,899	—	—	9,885
Derivative assets:
Interest rate - matched book	—	52	—	—	52
Interest rate - other	42	432	—	(348)	126
Foreign exchange	—	10	—	—	10
Total derivative assets	42	494	—	(348)	188
All other investments:
Government and agency obligations (2)	79	—	—	—	79
Other	92	2	29	—	123
Total all other investments	171	2	29	—	202
Other assets - fractional shares	78	—	—	—	78
Subtotal	1,399	10,542	30	(348)	11,623
Other investments - private equity - measured at NAV					90
Total assets at fair value on a recurring basis	$1,399	$10,542	$30	$(348)	$11,713

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$5	$—	$—	$—	$5
Corporate obligations	—	555	—	—	555
Government and agency obligations	249	—	—	—	249
Total debt securities	254	555	—	—	809
Equity securities	27	—	—	—	27
Total trading liabilities	281	555	—	—	836
Derivative liabilities:
Interest rate - matched book	—	52	—	—	52
Interest rate - other	40	495	—	(65)	470
Foreign exchange	—	5	—	—	5
Other	—	—	3	—	3
Total derivative liabilities	40	552	3	(65)	530
Other payables - fractional shares	78	—	—	—	78
Total liabilities at fair value on a recurring basis	$399	$1,107	$3	$(65)	$1,444

(1)    Our available-for-sale securities primarily consist of agency MBS, agency CMOs and U.S. Treasury securities (“U.S. Treasuries”). See Note 4 for further information.
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

Three months ended December 31, 2022 Level 3 instruments at fair value
	Financial assets		Financial liabilities
	Trading assets	Other investments	Derivative liabilities
$ in millions	Other	All other	Other
Fair value beginning of period	$1	$29	$(3)
Total gains/(losses) included in earnings	—	1	(1)
Purchases and contributions	25	—	—
Sales, distributions, and deconsolidations	(20)	—	—
Transfers:
Into Level 3	—	—	—
Out of Level 3	—	—	—
Fair value end of period	$6	$30	$(4)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$(1)	$1	$(1)

Three months ended December 31, 2021 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading assets	Derivative assets	Other investments	Derivative liabilities
$ in millions	Other	Other	All other	Other
Fair value beginning of period	$14	$—	$98	$(1)
Total gains included in earnings	2	1	—	1
Purchases and contributions	25	—	—	—
Sales and distributions	(39)	—	—	—
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$2	$1	$98	$—
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$(1)	$2	$—	$—

As of December 31, 2022, 15% of our assets and 2% of our liabilities were measured at fair value on a recurring basis.  In comparison, as of September 30, 2022, 14% of our assets and 2% of our liabilities were measured at fair value on a recurring basis. As of both December 31, 2022 and September 30, 2022, Level 3 assets represented less than 1% of our assets measured at fair value on a recurring basis.

Investments in private equity measured at net asset value per share

As more fully described in Note 2 of our 2022 Form 10-K, as a practical expedient, we utilize NAV or its equivalent to determine the recorded value of a portion of our private equity investments portfolio. We utilize NAV when the fund investment does not have a readily determinable fair value and the NAV of the fund is calculated in a manner consistent with the measurement principles of investment company accounting, including measurement of the investments at fair value.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Our private equity portfolio as of December 31, 2022 primarily included investments in third-party funds, including growth equity, venture capital, and mezzanine lending fund investments. Our investments cannot be redeemed directly with the funds. Our investments are monetized through the liquidation of underlying assets of fund investments, the timing of which is uncertain.

The following table presents the recorded value and unfunded commitments related to our private equity investments portfolio.

$ in millions	Recorded value	Unfunded commitment
December 31, 2022
Private equity investments measured at NAV	$94	$38
Private equity investments not measured at NAV	5
Total private equity investments	$99

September 30, 2022
Private equity investments measured at NAV	$90	$39
Private equity investments not measured at NAV	5
Total private equity investments	$95

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

$ in millions	Level 2	Level 3	Total fair value	Valuation technique(s)	Unobservable input	Range (weighted-average)
December 31, 2022
Bank loans:
Residential mortgage loans	$2	$9	$11	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.4 yrs.)
Corporate loans	$—	$47	$47	Collateral or discounted cash flow (1)	Recovery rate	17% - 68% (50%)
Loans held for sale	$1	$—	$1	N/A	N/A	N/A

September 30, 2022
Bank loans:
Residential mortgage loans	$2	$10	$12	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.4 yrs.)
Corporate loans	$—	$57	$57	Collateral or discounted cash flow (1)	Recovery rate	24% - 66% (47%)
Loans held for sale	$3	$—	$3	N/A	N/A	N/A

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Financial instruments not recorded at fair value

Many, but not all, of the financial instruments we hold were recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The following table presents the estimated fair value and fair value hierarchy of financial assets and liabilities that are not recorded at fair value on the Condensed Consolidated Statements of Financial Condition at December 31, 2022 and September 30, 2022. This table excludes financial instruments that are carried at amounts which approximate fair value. Refer to Note 4 of our 2022 Form 10-K for a discussion of the fair value hierarchy classifications of our financial instruments that are not recorded at fair value.

$ in millions	Level 2	Level 3	Total estimated fair value	Carrying amount
December 31, 2022
Financial assets:
Bank loans, net	$89	$43,251	$43,340	$44,007
Financial liabilities:
Bank deposits - certificates of deposit	$1,402	$—	$1,402	$1,415
Other borrowings - subordinated notes payable	$94	$—	$94	$100
Senior notes payable	$1,743	$—	$1,743	$2,038

September 30, 2022
Financial assets:
Bank loans, net	$134	$42,336	$42,470	$43,167
Financial liabilities:
Bank deposits - certificates of deposit	$400	$579	$979	$999
Other borrowings - subordinated notes payable	$95	$—	$95	$100
Senior notes payable	$1,706	$—	$1,706	$2,038

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

Refer to Note 2 of our 2022 Form 10-K for a discussion of our accounting policies applicable to our available-for-sale securities.

The following table details the amortized costs and fair values of our available-for-sale securities. See Note 3 for additional information regarding the fair value of available-for-sale securities.

$ in millions	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2022
Agency residential MBS	$5,486	$1	$(588)	$4,899
Agency commercial MBS	1,484	—	(199)	1,285
Agency CMOs	1,585	—	(240)	1,345
Other agency obligations	692	—	(29)	663
Non-agency residential MBS	495	—	(41)	454
U.S. Treasuries	1,016	—	(29)	987
Corporate bonds	146	—	(4)	142
Other	18	—	—	18
Total available-for-sale securities	$10,922	$1	$(1,130)	$9,793

September 30, 2022
Agency residential MBS	$5,662	$—	$(668)	$4,994
Agency commercial MBS	1,518	—	(208)	1,310
Agency CMOs	1,637	—	(233)	1,404
Other agency obligations	613	—	(31)	582
Non-agency residential MBS	492	—	(41)	451
U.S. Treasuries	1,014	—	(28)	986
Corporate bonds	146	—	(5)	141
Other	18	—	(1)	17
Total available-for-sale securities	$11,100	$—	$(1,215)	$9,885

The amortized costs and fair values in the preceding table exclude $26 million and $24 million of accrued interest on available-for-sale securities as of December 31, 2022 and September 30, 2022, respectively, which was included in “Other receivables, net” on our Condensed Consolidated Statements of Financial Condition.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table details the contractual maturities, amortized costs, carrying values and current yields for our available-for-sale securities.  Weighted-average yields are calculated on a taxable-equivalent basis based on estimated annual income divided by the average amortized cost of these securities. Since our MBS and CMO available-for-sale securities are backed by mortgages, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. As a result, as of December 31, 2022, the weighted-average life of our available-for-sale securities portfolio was approximately 4.49 years.

	December 31, 2022
$ in millions	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency residential MBS
Amortized cost	$—	$142	$2,427	$2,917	$5,486
Carrying value	$—	$137	$2,189	$2,573	$4,899
Weighted-average yield	—%	2.47%	1.28%	1.88%	1.63%
Agency commercial MBS
Amortized cost	$2	$803	$607	$72	$1,484
Carrying value	$2	$725	$497	$61	$1,285
Weighted-average yield	1.90%	1.67%	1.23%	1.55%	1.48%
Agency CMOs
Amortized cost	$—	$11	$29	$1,545	$1,585
Carrying value	$—	$11	$25	$1,309	$1,345
Weighted-average yield	—%	2.22%	1.56%	1.57%	1.57%
Other agency obligations
Amortized cost	$—	$567	$114	$11	$692
Carrying value	$—	$544	$108	$11	$663
Weighted-average yield	—%	2.64%	3.55%	2.94%	2.80%
Non-agency residential MBS
Amortized cost	$—	$—	$—	$495	$495
Carrying value	$—	$—	$—	$454	$454
Weighted-average yield	—%	—%	—%	4.06%	4.06%
U.S. Treasuries
Amortized cost	$107	$909	$—	$—	$1,016
Carrying value	$104	$883	$—	$—	$987
Weighted-average yield	2.22%	2.69%	—%	—%	2.63%
Corporate bonds
Amortized cost	$1	$117	$28	$—	$146
Carrying value	$1	$114	$27	$—	$142
Weighted-average yield	2.83%	5.51%	4.86%	—%	5.37%
Other
Amortized cost	$—	$5	$5	$8	$18
Carrying value	$—	$5	$5	$8	$18
Weighted-average yield	—%	5.79%	5.23%	7.17%	6.30%
Total available-for-sale securities
Amortized cost	$110	$2,554	$3,210	$5,048	$10,922
Carrying value	$107	$2,419	$2,851	$4,416	$9,793
Weighted-average yield	2.22%	2.48%	1.39%	2.01%	1.94%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table details the gross unrealized losses and fair values of securities that were in a loss position at the reporting period end, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
$ in millions	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
December 31, 2022
Agency residential MBS	$1,322	$(99)	$3,516	$(489)	$4,838	$(588)
Agency commercial MBS	322	(21)	963	(178)	1,285	(199)
Agency CMOs	247	(24)	1,098	(216)	1,345	(240)
Other agency obligations	615	(28)	19	(1)	634	(29)
Non-agency residential MBS	454	(41)	—	—	454	(41)
U.S. Treasuries	981	(28)	6	(1)	987	(29)
Corporate bonds	107	(4)	—	—	107	(4)
Other	18	—	—	—	18	—
Total	$4,066	$(245)	$5,602	$(885)	$9,668	$(1,130)
September 30, 2022
Agency residential MBS	$2,165	$(226)	$2,829	$(442)	$4,994	$(668)
Agency commercial MBS	494	(41)	816	(167)	1,310	(208)
Agency CMOs	337	(32)	1,067	(201)	1,404	(233)
Other agency obligations	582	(31)	—	—	582	(31)
Non-agency residential MBS	451	(41)	—	—	451	(41)
U.S. Treasuries	982	(28)	4	—	986	(28)
Corporate bonds	128	(5)	—	—	128	(5)
Other	17	(1)	—	—	17	(1)
Total	$5,156	$(405)	$4,716	$(810)	$9,872	$(1,215)

At December 31, 2022, of the 1,066 available-for-sale securities in an unrealized loss position, 635 were in a continuous unrealized loss position for less than 12 months and 431 securities were in a continuous unrealized loss position for greater than 12 months.

At December 31, 2022, debt securities we held in excess of ten percent of our equity included those issued by the Federal National Home Mortgage Association and Federal Home Loan Mortgage Corporation with amortized costs of $5.24 billion and $3.13 billion, respectively, and fair values of $4.62 billion and $2.75 billion, respectively.

During the three months ended December 31, 2022 and December 31, 2021, there were no sales of available-for-sale securities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 – DERIVATIVE ASSETS AND DERIVATIVE LIABILITIES

Our derivative assets and derivative liabilities are recorded at fair value and are included in “Derivative assets” and “Derivative liabilities” on our Condensed Consolidated Statements of Financial Condition. Cash flows related to our derivatives are included within operating activities on the Condensed Consolidated Statements of Cash Flows. The significant accounting policies governing our derivatives, including our methodologies for determining fair value, are described in Note 2 of our 2022 Form 10-K.

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

	December 31, 2022			September 30, 2022
$ in millions	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate - matched book	$14	$14	$414	$52	$52	$1,340
Interest rate - other (1)	408	482	14,066	462	535	14,647
Foreign exchange	—	6	1,023	4	5	958
Other	—	4	534	—	3	531
Subtotal	422	506	16,037	518	595	17,476
Derivatives designated as hedging instruments
Interest rate - other (2)	12	—	1,400	12	—	1,050
Foreign exchange	—	7	1,130	6	—	1,092
Subtotal	12	7	2,530	18	—	2,142
Total gross fair value/notional amount	434	513	$18,567	536	595	$19,618
Offset on the Condensed Consolidated Statements of Financial Condition
Counterparty netting	(22)	(22)		(35)	(35)
Cash collateral netting	(305)	(39)		(313)	(30)
Total amounts offset	(327)	(61)		(348)	(65)
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	107	452		188	530
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
Financial instruments (3)	(21)	(14)		(60)	(52)
Total	$86	$438		$128	$478

(1)    Relates to interest rate derivatives entered into as part of our fixed income business operations, including to-be-announced security contracts that are accounted for as derivatives, as well as our banking operations.
(2)    During the quarter ended December 31, 2022, we entered into an interest rate swap to manage our risk of increases in interest rates associated with certain bank deposits by converting the balances subject to variable interest rates to a fixed interest rate. Such interest rate swap has been designated and accounted for as a cash flow hedge. Refer to Note 12 of this Form 10-Q for information regarding these bank deposits.
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

	Three months ended December 31,
$ in millions	2022	2021
Interest rate (cash flow hedges)	$(2)	$9
Foreign exchange (net investment hedges)	(14)	(1)
Total gains/(losses) included in AOCI, net of taxes	$(16)	$8

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for each of the three months ended December 31, 2022 and 2021. We expect to reclassify $32 million of interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is five years.

The following table details the gains/(losses) on derivatives not designated as hedging instruments recognized on the Condensed Consolidated Statements of Income and Comprehensive Income. These amounts do not include any offsetting gains/(losses) on the related hedged item.

$ in millions		Three months ended December 31,
	Location of gain/(loss)	2022	2021
Interest rate	Principal transactions/other revenues	$6	$3
Foreign exchange	Other revenues	$(30)	$(1)
Other	Principal transactions	$(1)	$3

Risks associated with our derivatives and related risk mitigation

Credit risk

We are exposed to credit losses primarily in the event of nonperformance by the counterparties to derivatives that are not cleared through a clearing organization. Where we are subject to credit exposure, we perform a credit evaluation of counterparties prior to entering into derivative transactions and we continue to monitor their credit standings on an ongoing basis.  We may require initial margin or collateral from counterparties, generally in the form of cash or marketable securities to support certain of these obligations as established by the credit threshold specified by the agreement and/or as a result of monitoring the credit standing of the counterparties. We also enter into derivatives with clients to which Raymond James Bank and TriState Capital Bank have provided loans. Such derivatives are generally collateralized by marketable securities or other assets of the client.

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

Derivatives with credit-risk-related contingent features

Certain of our derivative contracts contain provisions that require our debt to maintain an investment-grade rating from one or more of the major credit rating agencies or contain provisions related to default on certain of our outstanding debt. If our debt were to fall below investment-grade or we were to default on certain of our outstanding debt, the counterparties to the derivative instruments could terminate the derivative and request immediate payment, or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position was $7 million as of December 31, 2022 and $8 million as of September 30, 2022.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 – COLLATERALIZED AGREEMENTS AND FINANCINGS

Collateralized agreements are comprised of securities purchased under agreements to resell (“reverse repurchase agreements”) and securities borrowed. Collateralized financings are comprised of securities sold under agreements to repurchase (“repurchase agreements”) and securities loaned. We enter into these transactions in order to facilitate client activities, acquire securities to cover short positions and finance certain firm activities. The significant accounting policies governing our collateralized agreements and financings are described in Note 2 of our 2022 Form 10-K.

Our reverse repurchase agreements, repurchase agreements, securities borrowing, and securities lending transactions are governed by master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course, as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the parties to the transaction. For financial statement purposes, we do not offset our reverse repurchase agreements, repurchase agreements, securities borrowed, and securities loaned because the conditions for netting as specified by GAAP are not met. Although not offset on the Condensed Consolidated Statements of Financial Condition, these transactions are included in the following table.

	Collateralized agreements			Collateralized financings
$ in millions	Reverse repurchase agreements	Securities borrowed	Total	Repurchase agreements	Securities loaned	Total
December 31, 2022
Gross amounts of recognized assets/liabilities	$156	$179	$335	$150	$44	$194
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts included in the Condensed Consolidated Statements of Financial Condition	156	179	335	150	44	194
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(156)	(174)	(330)	(150)	(40)	(190)
Net amounts	$—	$5	$5	$—	$4	$4
September 30, 2022
Gross amounts of recognized assets/liabilities	$367	$337	$704	$294	$172	$466
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts included in the Condensed Consolidated Statements of Financial Condition	367	337	704	294	172	466
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(367)	(327)	(694)	(294)	(162)	(456)
Net amounts	$—	$10	$10	$—	$10	$10

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

$ in millions	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
December 31, 2022
Repurchase agreements:
Government and agency obligations	$139	$—	$—	$—	$139
Agency MBS and agency CMOs	11	—	—	—	11
Total repurchase agreements	150	—	—	—	150
Securities loaned:
Equity securities	44	—	—	—	44
Total collateralized financings	$194	$—	$—	$—	$194
September 30, 2022
Repurchase agreements:
Government and agency obligations	$183	$—	$—	$—	$183
Agency MBS and agency CMOs	111	—	—	—	111
Total repurchase agreements	294	—	—	—	294
Securities loaned:
Equity securities	172	—	—	—	172
Total collateralized financings	$466	$—	$—	$—	$466

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

$ in millions	December 31, 2022	September 30, 2022
Collateral we received that was available to be delivered or repledged	$3,256	$3,812
Collateral that we delivered or repledged	$523	$947

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Encumbered assets

We pledge certain of our assets to collateralize repurchase agreements or other secured borrowings, maintain lines of credit, or to satisfy our collateral or settlement requirements with counterparties or clearing organizations who may or may not have the right to deliver or repledge such instruments. We pledge certain of our bank loans with the Federal Home Loan Bank (“FHLB”) as security for both the repayment of certain borrowings and to secure capacity for additional borrowings as needed as well as with the Federal Reserve Bank of Atlanta (“FRB”) to be eligible to participate in the Federal Reserve’s discount window program. For additional information regarding our outstanding FHLB advances see Note 13. The following table presents information about our assets that have been pledged for one of the purposes previously described.

$ in millions	December 31, 2022	September 30, 2022
Had the right to deliver or repledge	$1,058	$1,276
Did not have the right to deliver or repledge	$64	$63
Bank loans, net pledged with the:
FHLB	$8,360	$8,009
FRB	746	791
Total bank loans, net pledged with the FHLB and FRB	$9,106	$8,800

NOTE 7 – BANK LOANS, NET

Bank client receivables are comprised of loans originated or purchased by our Bank segment and include securities-based loans (“SBL”), corporate loans (commercial and industrial (“C&I”) loans, commercial real estate (“CRE”) loans, and real estate investment trust (“REIT”) loans), residential mortgage loans, and tax-exempt loans. These receivables are collateralized by first and, to a lesser extent, second mortgages on residential or other real property, other assets of the borrower, a pledge of revenue, securities or are unsecured. We segregate our loan portfolio into six loan portfolio segments: SBL, C&I, CRE, REIT, residential mortgage, and tax-exempt. See Note 2 of our 2022 Form 10-K for a discussion of accounting policies related to bank loans and the allowance for credit losses.

Loan balances in the following tables are presented at amortized cost (outstanding principal balance net of unamortized purchase discounts or premiums, unearned income, and deferred origination fees and costs), except for certain held for sale loans recorded at fair value. Bank loans are presented on our Condensed Consolidated Statements of Financial Condition at amortized cost (or fair value where applicable) less the allowance for credit losses (“ACL”). As it pertains to TriState Capital Bank’s loans acquired as of June 1, 2022, the amortized cost of such purchased loans reflects the fair value of the loans on the acquisition date, and as described further in Note 3 of our 2022 Form 10-K, the purchase discount on such loans is accreted to interest income over the weighted-average life of the underlying loans, which may vary based on prepayments.

The following table presents the balances for held for investment loans by portfolio segment and held for sale loans.

$ in millions	December 31, 2022	September 30, 2022
SBL	$14,885	$15,297
C&I loans	11,405	11,173
CRE loans	6,929	6,549
REIT loans	1,680	1,592
Residential mortgage loans	7,818	7,386
Tax-exempt loans	1,667	1,501
Total loans held for investment	44,384	43,498
Held for sale loans	90	137
Total loans held for sale and investment	44,474	43,635
Allowance for credit losses	(408)	(396)
Bank loans, net (1)	$44,066	$43,239

ACL as a % of total loans held for investment	0.92%	0.91%
Accrued interest receivable on bank loans (included in “Other receivables, net”)	$182	$137

(1) Bank loans, net as of December 31, 2022 and September 30, 2022 are presented net of $108 million and $112 million, respectively, of net unamortized discount, unearned income, and deferred loan fees and costs. The net unamortized discount primarily arose from the acquisition date fair value purchased discount on bank loans acquired in the TriState Capital acquisition. See Note 3 of our 2022 Form 10-K for further information.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
See Note 6 for more information regarding bank loans, net pledged with the FHLB and FRB and Note 13 for more information regarding borrowings from the FHLB.

Held for sale loans

We originated or purchased $802 million and $968 million of loans held for sale during the three months ended December 31, 2022 and 2021, respectively. The majority of these loans were purchases of the guaranteed portions of Small Business Administration (“SBA”) loans that were initially classified as loans held for sale upon purchase and subsequently transferred to trading instruments once they had been securitized into pools. Proceeds from the sales of all loans held for sale and not securitized amounted to $198 million and $338 million during the three months ended December 31, 2022 and 2021, respectively. Net gains resulting from such sales were insignificant for each of the three months ended December 31, 2022 and 2021.

Purchases and sales of loans held for investment

The following table presents purchases and sales of loans held for investment by portfolio segment.

$ in millions	C&I loans	CRE loans	REIT loans	Residential mortgage loans	Total
Three months ended December 31, 2022
Purchases	$163	$39	$24	$190	$416
Sales	$—	$—	$—	$—	$—
Three months ended December 31, 2021
Purchases	$339	$—	$—	$184	$523
Sales	$51	$—	$—	$—	$51

Sales in the preceding table represent the recorded investment (i.e., net of charge-offs and discounts or premiums) of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. As more fully described in Note 2 of our 2022 Form 10-K, corporate loan sales generally occur as part of our credit management activities.

Aging analysis of loans held for investment

The following table presents information on delinquency status of our loans held for investment.

$ in millions	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual with allowance	Nonaccrual with no allowance	Current and accruing	Total loans held for investment
December 31, 2022
SBL	$—	$—	$—	$—	$—	$14,885	$14,885
C&I loans	10	—	10	27	—	11,368	11,405
CRE loans	9	—	9	—	19	6,901	6,929
REIT loans	—	—	—	—	—	1,680	1,680
Residential mortgage loans	4	—	4	—	15	7,799	7,818
Tax-exempt loans	—	—	—	—	—	1,667	1,667
Total loans held for investment	$23	$—	$23	$27	$34	$44,300	$44,384

September 30, 2022
SBL	$—	$—	$—	$—	$—	$15,297	$15,297
C&I loans	—	—	—	32	—	11,141	11,173
CRE loans	—	—	—	12	16	6,521	6,549
REIT loans	—	—	—	—	—	1,592	1,592
Residential mortgage loans	4	—	4	—	14	7,368	7,386
Tax-exempt loans	—	—	—	—	—	1,501	1,501
Total loans held for investment	$4	$—	$4	$44	$30	$43,420	$43,498

The preceding table includes $39 million and $63 million at December 31, 2022 and September 30, 2022, respectively, of nonaccrual loans which were current pursuant to their contractual terms. The table also includes troubled debt restructurings of $11 million, $8 million, and $10 million for C&I loans, CRE loans, and residential first mortgage loans, respectively, at

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2022, and $11 million, $9 million, and $10 million for C&I loans, CRE loans and residential first mortgage loans, respectively, at September 30, 2022.

Other real estate owned, included in “Other assets” on our Condensed Consolidated Statements of Financial Condition, was insignificant at both December 31, 2022 and September 30, 2022.

Collateral-dependent loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale of the underlying collateral. Collateral-dependent loans are recorded based upon the fair value of the collateral less the estimated selling costs.

Loan type ($ in millions)	Nature of collateral	December 31, 2022	September 30, 2022
C&I loans	Commercial real estate and other business assets	$11	$11
CRE loans	Retail, industrial, and health care real estate	$19	$21
Residential mortgage loans	Single family homes	$8	$6

The recorded investment in residential mortgage loans secured by one-to-four family residential properties for which formal foreclosure proceedings were in process was $5 million at both December 31, 2022 and September 30, 2022.

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

	December 31, 2022
	Loans by origination fiscal year
$ in millions	2023	2022	2021	2020	2019	Prior	Revolving loans	Total
SBL
Risk rating:
Pass	$5	$14	$79	$54	$27	$93	$14,613	$14,885
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total SBL	$5	$14	$79	$54	$27	$93	$14,613	$14,885

C&I loans
Risk rating:
Pass	$187	$1,129	$1,418	$1,295	$1,074	$3,372	$2,620	$11,095
Special mention	—	10	29	38	9	75	5	166
Substandard	—	—	—	59	23	45	13	140
Doubtful	—	—	—	—	—	4	—	4
Total C&I loans	$187	$1,139	$1,447	$1,392	$1,106	$3,496	$2,638	$11,405

CRE loans
Risk rating:
Pass	$384	$2,362	$1,206	$812	$665	$1,232	$161	$6,822
Special mention	5	—	1	14	—	38	—	58
Substandard	—	—	—	3	13	33	—	49
Doubtful	—	—	—	—	—	—	—	—
Total CRE loans	$389	$2,362	$1,207	$829	$678	$1,303	$161	$6,929

REIT loans
Risk rating:
Pass	$213	$226	$217	$100	$54	$202	$668	$1,680
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$213	$226	$217	$100	$54	$202	$668	$1,680

Residential mortgage loans
Risk rating:
Pass	$538	$2,988	$1,672	$989	$466	$1,093	$42	$7,788
Special mention	—	—	1	—	2	5	—	8
Substandard	—	2	—	—	—	20	—	22
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$538	$2,990	$1,673	$989	$468	$1,118	$42	$7,818

Tax-exempt loans
Risk rating:
Pass	$165	$297	$169	$56	$109	$871	$—	$1,667
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$165	$297	$169	$56	$109	$871	$—	$1,667

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2022
	Loans by origination fiscal year
$ in millions	2022	2021	2020	2019	2018	Prior	Revolving loans	Total
SBL
Risk rating:
Pass	$14	$27	$72	$44	$36	$41	$15,063	$15,297
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total SBL	$14	$27	$72	$44	$36	$41	$15,063	$15,297

C&I loans
Risk rating:
Pass	$1,011	$1,448	$1,301	$1,124	$1,389	$2,200	$2,380	$10,853
Special mention	10	28	3	37	—	82	6	166
Substandard	1	—	60	28	40	6	14	149
Doubtful	—	—		—	5	—	—	5
Total C&I loans	$1,022	$1,476	$1,364	$1,189	$1,434	$2,288	$2,400	$11,173

CRE loans
Risk rating:
Pass	$1,916	$1,345	$892	$707	$816	$551	$176	$6,403
Special mention	—	1	—	—	36	2	—	39
Substandard	—	—	14	17	46	30	—	107
Doubtful	—	—	—	—	—	—	—	—
Total CRE loans	$1,916	$1,346	$906	$724	$898	$583	$176	$6,549

REIT loans
Risk rating:
Pass	$169	$230	$96	$53	$40	$222	$782	$1,592
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$169	$230	$96	$53	$40	$222	$782	$1,592

Residential mortgage loans
Risk rating:
Pass	$2,984	$1,704	$1,023	$477	$290	$843	$35	$7,356
Special mention	1	1	—	2	—	4	—	8
Substandard	1	—	—	—	1	20	—	22
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$2,986	$1,705	$1,023	$479	$291	$867	$35	$7,386

Tax-exempt loans
Risk rating:
Pass	$264	$169	$56	$115	$192	$705	$—	$1,501
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$264	$169	$56	$115	$192	$705	$—	$1,501

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
We also monitor the credit quality of the residential mortgage loan portfolio utilizing FICO scores and loan-to-value (“LTV”) ratios. A FICO score measures a borrower’s creditworthiness by considering factors such as payment and credit history. LTV measures the carrying value of the loan as a percentage of the value of the property securing the loan. The following table presents the held for investment residential mortgage loan portfolio by FICO score and by LTV ratio at origination.

	December 31, 2022
	Loans by origination fiscal year
$ in millions	2023	2022	2021	2020	2019	Prior	Revolving loans	Total
FICO score:
Below 600	$1	$1	$3	$2	$3	$55	$—	$65
600 - 699	30	156	109	89	31	85	4	504
700 - 799	435	2,411	1,274	721	342	667	26	5,876
800 +	72	419	283	176	86	306	9	1,351
FICO score not available	—	3	4	1	6	5	3	22
Total	$538	$2,990	$1,673	$989	$468	$1,118	$42	$7,818

LTV ratio:
Below 80%	$387	$2,287	$1,308	$776	$350	$856	$37	$6,001
80%+	151	703	365	213	118	262	5	1,817
Total	$538	$2,990	$1,673	$989	$468	$1,118	$42	$7,818

	September 30, 2022
	Loans by origination fiscal year
$ in millions	2022	2021	2020	2019	2018	Prior	Revolving loans	Total
FICO score:
Below 600	$1	$3	$2	$3	$1	$54	$—	$64
600 - 699	155	112	90	32	20	68	4	481
700 - 799	2,403	1,301	744	353	219	470	22	5,512
800 +	424	284	184	87	48	273	6	1,306
FICO score not available	3	5	3	4	3	2	3	23
Total	$2,986	$1,705	$1,023	$479	$291	$867	$35	$7,386

LTV ratio:
Below 80%	$2,287	$1,333	$797	$358	$226	$661	$31	$5,693
80%+	699	372	226	121	65	206	4	1,693
Total	$2,986	$1,705	$1,023	$479	$291	$867	$35	$7,386

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Allowance for credit losses

The following table presents changes in the allowance for credit losses on held for investment bank loans by portfolio segment.

$ in millions	SBL	C&I loans	CRE loans	REIT loans	Residential mortgage loans	Tax-exempt loans	Total
Three months ended December 31, 2022
Balance at beginning of period	$3	$226	$87	$21	$57	$2	$396
Provision/(benefit) for credit losses	1	—	2	(6)	17	—	14
Net (charge-offs)/recoveries:
Charge-offs	—	(4)	(1)	—	—	—	(5)
Recoveries	—	—	3	—	—	—	3
Net (charge-offs)/recoveries	—	(4)	2	—	—	—	(2)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of period	$4	$222	$91	$15	$74	$2	$408
ACL by loan portfolio segment as a % of total ACL	1.0%	54.4%	22.3%	3.7%	18.1%	0.5%	100.0%

Three months ended December 31, 2021
Balance at beginning of period	$4	$191	$66	$22	$35	$2	$320
Provision/(benefit) for credit losses	(1)	(10)	6	—	(6)	—	(11)
Net (charge-offs)/recoveries:
Charge-offs	—	(2)	—	—	—	—	(2)
Recoveries	—	—	—	—	1	—	1
Net (charge-offs)/recoveries	—	(2)	—	—	1	—	(1)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of period	$3	$179	$72	$22	$30	$2	$308
ACL by loan portfolio segment as a % of total ACL	1.0%	58.2%	23.4%	7.1%	9.7%	0.6%	100.0%

The allowance for credit losses on held for investment bank loans increased $12 million during the three months ended December 31, 2022 resulting from a $14 million provision for credit losses, primarily due to a weaker macroeconomic outlook, primarily on the residential mortgage portfolio, and the impact of loan growth during the quarter.

The allowance for credit losses on unfunded lending commitments, which is included in “Other payables” on our Condensed Consolidated Statements of Financial Condition, was $19 million at both December 31, 2022 and September 30, 2022.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 – LOANS TO FINANCIAL ADVISORS, NET

Loans to financial advisors are primarily comprised of loans originated as a part of our recruiting activities. See Note 2 of our 2022 Form 10-K for a discussion of our accounting policies related to loans to financial advisors and the related allowance for credit losses. The following table presents the balances for our loans to financial advisors and the related accrued interest receivable.

$ in millions	December 31, 2022	September 30, 2022
Affiliated with the firm as of period-end (1)	$1,143	$1,173
No longer affiliated with the firm as of period-end (2)	9	8
Total loans to financial advisors	1,152	1,181
Allowance for credit losses	(30)	(29)
Loans to financial advisors, net	$1,122	$1,152
Accrued interest receivable on loans to financial advisors (included in “Other receivables, net”)	$5	$5
Allowance for credit losses as a percent of total loans to financial advisors	2.60%	2.46%

(1) These loans were predominantly current.
(2) These loans were predominantly past due for a period of 180 days or more.

NOTE 9 – VARIABLE INTEREST ENTITIES

A VIE requires consolidation by the entity’s primary beneficiary.  We evaluate all of the entities in which we are involved to determine if the entity is a VIE and if so, whether we hold a variable interest and are the primary beneficiary. Refer to Note 2 of our 2022 Form 10-K for a discussion of our principal involvement with VIEs and the accounting policies regarding determination of whether we are deemed to be the primary beneficiary of VIEs.

VIEs where we are the primary beneficiary

Of the VIEs in which we hold an interest, we have determined that certain investments in low-income housing tax credit (“LIHTC”) funds and the trust we utilize in connection with restricted stock unit (“RSU”) awards granted to certain employees of one of our Canadian subsidiaries (the “Restricted Stock Trust Fund”) require consolidation in our financial statements, as we are deemed the primary beneficiary of such VIEs.  The aggregate assets and liabilities of the VIEs we consolidate are provided in the following table. Aggregate assets and aggregate liabilities may differ from the consolidated carrying value of assets and liabilities due to the elimination of intercompany assets and liabilities held by the consolidated VIE.

$ in millions	Aggregate assets	Aggregate liabilities
December 31, 2022
LIHTC funds	$60	$6
Restricted Stock Trust Fund	27	27
Total	$87	$33

September 30, 2022
LIHTC funds	$59	$6
Restricted Stock Trust Fund	17	17
Total	$76	$23

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

$ in millions	December 31, 2022	September 30, 2022
Assets:
Cash and cash equivalents and assets segregated for regulatory purposes and restricted cash	$5	$5
Other assets	55	54
Total assets	$60	$59
Liabilities:
Other payables	$—	$—
Total liabilities	$—	$—
Noncontrolling interests	$(26)	$(26)

VIEs where we hold a variable interest but are not the primary beneficiary

As discussed in Note 2 of our 2022 Form 10-K, we have concluded that for certain VIEs we are not the primary beneficiary and therefore do not consolidate these VIEs. Such VIEs include certain LIHTC funds, certain Private Equity Interests, and other limited partnerships. Our risk of loss for these VIEs is limited to our investments in, advances to, and/or receivables due from these VIEs.

Aggregate assets, liabilities, and risk of loss

The aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary, are provided in the following table.

	December 31, 2022			September 30, 2022
$ in millions	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
LIHTC funds	$8,101	$2,697	$76	$7,752	$2,584	$136
Private Equity Interests	2,207	531	94	2,177	448	90
Other	158	101	3	159	101	8
Total	$10,466	$3,329	$173	$10,088	$3,133	$234
NOTE 10 - OTHER ASSETS

The following table details the components of other assets. See Note 2 of our 2022 Form 10-K for a discussion of the accounting polices related to certain of these components.

$ in millions	December 31, 2022	September 30, 2022
Investments in company-owned life insurance policies	$1,024	$944
Property and equipment, net	502	503
Lease right of use (“ROU”) assets	468	480
Prepaid expenses	186	173
Investments in FHLB and FRB stock	86	88
All other	254	264
Total other assets	$2,520	$2,452

See Note 13 of our 2022 Form 10-K for further information regarding our property and equipment and Note 11 of this Form 10-Q and Note 14 of our 2022 Form 10-K for further information regarding our leases.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 11 – LEASES

The following table presents the balances related to our leases on our Condensed Consolidated Statements of Financial Condition. See Notes 2 and 14 of our 2022 Form 10-K for additional information related to our leases, including a discussion of our accounting policies.

$ in millions	December 31, 2022	September 30, 2022
ROU assets (included in Other assets)	$468	$480
Lease liabilities (included in Other payables)	$471	$482

Lease liabilities as of December 31, 2022 excluded $63 million of minimum lease payments related to lease arrangements that were legally binding but had not yet commenced. These leases are estimated to commence between dates later in fiscal year 2023 and fiscal year 2025 with lease terms ranging from three to 13 years.

Lease expense

The following table details the components of lease expense, which is included in “Occupancy and equipment” expense on our Condensed Consolidated Statements of Income and Comprehensive Income.

	Three months ended December 31,
$ in millions	2022	2021
Lease costs	$31	$28
Variable lease costs	$7	$7

Variable lease costs in the preceding table include payments required under lease arrangements for common area maintenance charges and other variable costs that are not reflected in the measurement of ROU assets and lease liabilities.

NOTE 12 – BANK DEPOSITS

Bank deposits include money market and savings accounts, interest-bearing checking accounts, which include Negotiable Order of Withdrawal accounts, certificates of deposit, and non-interest-bearing checking accounts. The following table presents a summary of bank deposits, as well as the weighted-average interest rates on such deposits. The calculation of the weighted-average rates was based on the actual deposit balances and rates at each respective period end.

	December 31, 2022		September 30, 2022
$ in millions	Balance	Weighted-average rate	Balance	Weighted-average rate
Money market and savings accounts	$44,767	1.20%	$44,446	1.01%
Interest-bearing checking accounts	5,309	4.10%	5,286	2.77%
Certificates of deposit	1,415	3.09%	999	1.85%
Non-interest-bearing checking accounts	488	—	626	—
Total bank deposits	$51,979	1.55%	$51,357	1.21%

At December 31, 2022 and September 30, 2022, money market and savings accounts in the preceding table included $39.10 billion and $38.71 billion, respectively, of deposits that are cash balances swept to our Bank segment from the client investment accounts maintained at Raymond James & Associates, Inc. (“RJ&A”), which are held in Federal Deposit Insurance Corporation (“FDIC”)-insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”). As of December 31, 2022 and September 30, 2022, money market and savings accounts also included direct accounts held by TriState Capital Bank on behalf of third-party clients.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of December 31, 2022 and September 30, 2022, the estimated amount of total bank deposits that exceeded the FDIC insurance limit was $8.18 billion and $7.84 billion, respectively. The following table sets forth the estimated amount of certificates of deposit that exceeded the FDIC insurance limit by time remaining until maturity as of December 31, 2022.

$ in millions	December 31, 2022
Three months or less	$37
Over three through six months	16
Over six through twelve months	15
Over twelve months	12
Total estimated certificates of deposit that exceeded the FDIC insurance limit	$80

Interest expense on deposits, excluding interest expense related to affiliated deposits, is summarized in the following table.

	Three months ended December 31,
$ in millions	2022	2021
Money market and savings accounts	$117	$1
Interest-bearing checking accounts	47	1
Certificates of deposit	8	4
Total interest expense on deposits	$172	$6

We use an interest rate swap to manage the risk of increases in interest rates associated with certain bank deposits by converting the balances subject to variable interest rates to a fixed interest rate. Refer to Note 5 of this Form 10-Q for information regarding this interest rate swap, which has been designated and accounted for as a cash flow hedge.

NOTE 13 – OTHER BORROWINGS

The following table details the components of our other borrowings, which are primarily comprised of short-term and long-term FHLB advances and subordinated notes.

	December 31, 2022			September 30, 2022
$ in millions	Weighted average interest rate	Maturity date	Balance	Weighted average interest rate	Maturity date	Balance
FHLB advances:
Floating rate - term (1)	4.58%	December 2023	$200	3.32%	December 2023	$850
Floating rate - term (1)	4.60%	June 2024	650	N/A	N/A	—
Floating rate - overnight (1)	N/A	Overnight	—	3.11%	Overnight	140
Fixed rate	4.82%	March 2023	200	3.45%	December 2022	200
Total FHLB advances			1,050			1,190
Subordinated notes - fixed-to-floating (including an unaccreted premium of $2 and $2, respectively) (2)	5.75%	May 2030	100	5.75%	May 2030	100
Other			—			1
Total other borrowings			$1,150			$1,291
(1) Interest rates on these advances reset daily.
(2) Incur interest at a fixed rate of 5.75% until May 2025 and thereafter at a variable interest rate based on London Interbank Offered Rate, or an appropriate alternative reference rate. We may redeem these subordinated notes beginning in August 2025 at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to the redemption date.

We use interest rate swaps to manage the risk of increases in interest rates associated with our floating-rate FHLB advances by converting the balances subject to variable interest rates to a fixed interest rate. Refer to Note 2 of our 2022 Form 10-K and Note 5 of this Form 10-Q for information regarding these interest rate swaps, which have been designated and accounted for as cash flow hedges. Refer to Note 6 for more information regarding bank loans, net pledged with the FHLB as security for our FHLB borrowings.

For further information on our other borrowing arrangements refer to Note 16 of our 2022 Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 14 – INCOME TAXES

The income tax provision for interim periods is comprised of tax on ordinary income provided at the most recent estimated annual effective tax rate, adjusted for the tax effect of discrete items.  We estimate the annual effective tax rate quarterly based on the forecasted pre-tax results of our U.S. and non-U.S. operations. Items unrelated to current year ordinary income are recognized entirely in the period identified as a discrete item of tax.  These discrete items generally relate to changes in tax laws, adjustments to the actual liability determined upon filing tax returns, excess tax benefits related to share-based compensation and adjustments to previously recorded reserves for uncertain tax positions. For discussion of income tax accounting policies and other income tax related information, see Notes 2 and 18 of our 2022 Form 10-K.

Effective tax rate

Our effective income tax rate of 21.9% for the three months ended December 31, 2022 was lower than the 25.4% effective tax rate for our fiscal year 2022. The decrease in the effective income tax rate was primarily due to non-taxable valuation gains associated with our company-owned life insurance policies that were recognized during the current period compared to fiscal year 2022 which had non-deductible losses.

Uncertain tax positions

Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is reasonably possible that our uncertain tax position liability balance may decrease within the next 12 months by up to $10 million as a result of the expiration of statutes of limitations and the completion of tax authorities’ examinations.

NOTE 15 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Underwriting commitments

In the normal course of business, we enter into commitments for debt and equity underwritings. As of December 31, 2022, we had one such open underwriting commitment, which was subsequently settled in an open market transaction and did not result in a significant loss.

Lending commitments and other credit-related financial instruments

We have outstanding, at any time, a significant number of commitments to extend credit and other credit-related off-balance-sheet financial instruments, such as standby letters of credit and loan purchases, which then extend over varying periods of time. These arrangements are subject to strict underwriting assessments and each client’s credit worthiness is evaluated on a case-by-case basis. Fixed-rate commitments are subject to market risk resulting from fluctuations in interest rates and our exposure is limited to the replacement value of those commitments.

The following table presents our commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding at our Bank segment.

$ in millions	December 31, 2022	September 30, 2022
SBL and other consumer lines of credit	$35,159	$33,641
Commercial lines of credit	$3,809	$3,792
Unfunded lending commitments	$1,227	$1,255
Standby letters of credit	$99	$94

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Because many of our lending commitments expire without being funded in whole or in part, the contractual amounts are not estimates of our actual future credit exposure or future liquidity requirements. The allowance for credit losses calculated under the current expected credit losses (“CECL”) model provides for potential losses related to the unfunded lending commitments. See Note 2 of our 2022 Form 10-K and Note 7 of this Form 10-Q for further information on this allowance for credit losses related to unfunded lending commitments.

RJ&A enters into margin lending arrangements which allow customers to borrow against the value of qualifying securities. Margin loans are collateralized by the securities held in the customer’s account at RJ&A. Collateral levels and established credit terms are monitored daily and we require customers to deposit additional collateral or reduce balances as necessary.

We offer loans to prospective financial advisors for recruiting and retention purposes (see Note 2 of our 2022 Form 10-K and Note 8 of this Form 10-Q for further discussion of our loans to financial advisors). These offers are contingent upon certain events occurring, including the individuals joining us and meeting certain other conditions outlined in their offer.

Investment commitments

We had unfunded commitments to various investments, primarily held by Raymond James Bank and TriState Capital Bank, of $48 million as of December 31, 2022.

Other commitments

Raymond James Affordable Housing Investments, Inc. (“RJAHI”) sells investments in project partnerships to various LIHTC funds, which have third-party investors, and for which RJAHI serves as the managing member or general partner. RJAHI typically sells investments in project partnerships to LIHTC funds within 90 days of their acquisition. Until such investments are sold to LIHTC funds, RJAHI is responsible for funding investment commitments to such partnerships. As of December 31, 2022, RJAHI had committed approximately $254 million to project partnerships that had not yet been sold to LIHTC funds. Because we expect to sell these project partnerships to LIHTC funds and the equity funding events arise over future periods, the contractual commitments are not expected to materially impact our future liquidity requirements. RJAHI may also make short-term loans or advances to project partnerships and LIHTC funds.

For information regarding our lease commitments see Note 11 of this Form 10-Q and for information on the maturities of our lease liabilities see Note 14 of our 2022 Form 10-K.

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

Legal and regulatory matters contingencies

In the normal course of our business, we have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our activities as a diversified financial services institution.

RJF and certain of its subsidiaries are subject to regular reviews and inspections by regulatory authorities and self-regulatory organizations. Reviews can result in the imposition of sanctions for regulatory violations, ranging from non-monetary censures to fines and, in serious cases, temporary or permanent suspension from conducting business, or limitations on certain business activities. In addition, regulatory agencies and self-regulatory organizations institute investigations from time to time, among other things, into industry practices, which can also result in the imposition of such sanctions. For example, the firm is continuing its cooperation with the SEC in connection with an investigation of the firm’s investment advisory business’ compliance with records preservation requirements relating to business communications sent over electronic messaging channels that have not been approved by the firm. The SEC is reportedly conducting similar investigations of record preservation practices at other financial institutions.

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

There are certain matters for which we are unable to estimate the upper end of the range of reasonably possible loss. With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss as of December 31, 2022, we estimated the upper end of the range of reasonably possible aggregate loss to be approximately $100 million in excess of the aggregate accruals for such matters.  Refer to Note 2 of our 2022 Form 10-K for a discussion of our criteria for recognizing liabilities for contingencies.

NOTE 16 – SHAREHOLDERS’ EQUITY

Preferred stock

The following table details the shares outstanding, carrying value, and aggregate liquidation preference of our preferred stock. For further details regarding our preferred stock see Note 20 of our 2022 Form 10-K.

$ in millions, except share count	December 31, 2022	September 30, 2022
6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”):
Shares outstanding	40,250	40,250
Carrying value	$41	$41
Aggregate liquidation preference	$40	$40
6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”):
Shares outstanding	80,500	80,500
Carrying value	$79	$79
Aggregate liquidation preference	$81	$81

The following table details dividends declared and dividends paid on our Series A and Series B preferred stock for the three months ended December 31, 2022.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Common equity

Common stock issuance

We issue shares from time-to-time during the year to satisfy obligations under certain of our share-based compensation programs. See Note 19 of this Form 10-Q and Note 23 of our 2022 Form 10-K for additional information on these programs. We may also reissue treasury shares for such purposes.

Share repurchases

We repurchase shares of our common stock from time to time for a number of reasons, including to offset dilution from share-based compensation. In December 2022, our Board of Directors authorized common stock repurchases of up to $1.5 billion, which replaced the previous authorization. Our share repurchases are effected primarily through regular open-market purchases, typically under a SEC Rule 10b-18 plan, the amounts and timing of which are determined primarily by our current and projected capital position, applicable law and regulatory constraints, general market conditions, and the price and trading volumes of our common stock. During the three months ended December 31, 2022, we repurchased 1.29 million shares of our common stock for $138 million at an average price of $106 per share under the Board of Directors’ common stock repurchase authorization. As of December 31, 2022, approximately $1.4 billion remained available under such authorization.

Common stock dividends

Dividends per common share declared and paid are detailed in the following table for each respective period.

	Three months ended December 31,
	2022	2021
Dividends per common share - declared	$0.42	$0.34
Dividends per common share - paid	$0.34	$0.26

Our dividend payout ratio is detailed in the following table for each respective period and is computed by dividing dividends declared per common share by earnings per diluted common share.

	Three months ended December 31,
	2022	2021
Dividend payout ratio	18.3%	16.2%

RJF expects to continue paying cash dividends. However, the payment and rate of dividends on our common stock are subject to several factors including our operating results, financial and regulatory requirements or restrictions, and the availability of funds from our subsidiaries, including our broker-dealer and bank subsidiaries, which may also be subject to restrictions under regulatory capital rules. The availability of funds from subsidiaries may also be subject to restrictions contained in loan covenants of certain broker-dealer loan agreements and restrictions by bank regulators on dividends to the parent from Raymond James Bank and TriState Capital Bank. See Note 20 of this Form 10-Q for additional information on our regulatory capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accumulated other comprehensive income/(loss)

All of the components of other comprehensive income/(loss) (“OCI”), net of tax, were attributable to RJF. The following table presents the net change in AOCI as well as the changes, and the related tax effects, of each component of AOCI.

$ in millions	Net investment hedges	Currency translations	Subtotal: net investment hedges and currency translations	Available- for-sale securities	Cash flow hedges	Total
Three months ended December 31, 2022
AOCI as of beginning of period	$153	$(276)	$(123)	$(902)	$43	$(982)
OCI:
OCI before reclassifications and taxes	(19)	60	41	85	2	128
Amounts reclassified from AOCI, before tax	—	—	—	—	(5)	(5)
Pre-tax net OCI	(19)	60	41	85	(3)	123
Income tax effect	5	—	5	(38)	1	(32)
OCI for the period, net of tax	(14)	60	46	47	(2)	91
AOCI as of end of period	$139	$(216)	$(77)	$(855)	$41	$(891)

Three months ended December 31, 2021
AOCI as of beginning of period	$81	$(90)	$(9)	$(5)	$(27)	$(41)
OCI:
OCI before reclassifications and taxes	(2)	1	(1)	(72)	8	(65)
Amounts reclassified from AOCI, before tax	—	—	—	—	4	4
Pre-tax net OCI	(2)	1	(1)	(72)	12	(61)
Income tax effect	1	—	1	17	(3)	15
OCI for the period, net of tax	(1)	1	—	(55)	9	(46)
AOCI as of end of period	$80	$(89)	$(9)	$(60)	$(18)	$(87)

Reclassifications from AOCI to net income, excluding taxes, for the three months ended December 31, 2022 and 2021 were recorded in “Interest expense” on the Condensed Consolidated Statements of Income and Comprehensive Income.

Our net investment hedges and cash flow hedges relate to derivatives associated with our Bank segment. For further information about our significant accounting policies related to derivatives, see Note 2 of our 2022 Form 10-K. In addition, see Note 5 of this Form 10-Q for additional information on these derivatives.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 17 – REVENUES

The following tables present our sources of revenues by segment. For further information about our significant accounting policies related to revenue recognition see Note 2 of our 2022 Form 10-K. See and Note 22 of this Form 10-Q for additional information on our segment results.

	Three Months Ended December 31, 2022
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,053	$1	$197	$—	$(9)	$1,242
Brokerage revenues:
Securities commissions:
Mutual and other fund products	128	1	1	—	—	130
Insurance and annuity products	104	—	—	—	—	104
Equities, exchange traded funds (“ETFs”) and fixed income products	85	33	—	—	—	118
Subtotal securities commissions	317	34	1	—	—	352
Principal transactions (1)	28	100	—	4	—	132
Total brokerage revenues	345	134	1	4	—	484
Account and service fees:
Mutual fund and annuity service fees	98	—	—	—	—	98
RJBDP fees	405	1	—	—	(269)	137
Client account and other fees	60	2	5	—	(13)	54
Total account and service fees	563	3	5	—	(282)	289
Investment banking:
Merger & acquisition and advisory	—	102	—	—	—	102
Equity underwriting	9	15	—	—	(1)	23
Debt underwriting	—	16	—	—	—	16
Total investment banking	9	133	—	—	(1)	141
Other:
Affordable housing investments business revenues	—	24	—	—	—	24
All other (1)	6	—	2	13	(1)	20
Total other	6	24	2	13	(1)	44
Total non-interest revenues	1,976	295	205	17	(293)	2,200
Interest income (1)	109	23	2	676	17	827
Total revenues	2,085	318	207	693	(276)	3,027
Interest expense	(22)	(23)	—	(185)	(11)	(241)
Net revenues	$2,063	$295	$207	$508	$(287)	$2,786

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended December 31, 2021
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,162	$1	$227	$—	$(8)	$1,382
Brokerage revenues:
Securities commissions:
Mutual and other fund products	171	2	2	—	—	175
Insurance and annuity products	111	—	—	—	—	111
Equities, ETFs and fixed income products	104	35	—	—	—	139
Subtotal securities commissions	386	37	2	—	—	425
Principal transactions (1)	11	122	—	—	—	133
Total brokerage revenues	397	159	2	—	—	558
Account and service fees:
Mutual fund and annuity service fees	114	—	—	—	(1)	113
RJBDP fees	67	—	—	—	(50)	17
Client account and other fees	49	2	6	—	(10)	47
Total account and service fees	230	2	6	—	(61)	177
Investment banking:
Merger & acquisition and advisory	—	271	—	—	—	271
Equity underwriting	13	97	—	—	—	110
Debt underwriting	—	44	—	—	—	44
Total investment banking	13	412	—	—	—	425
Other:
Affordable housing investments business revenues	—	35	—	—	—	35
All other (1)	7	2	1	6	—	16
Total other	7	37	1	6	—	51
Total non-interest revenues	1,809	611	236	6	(69)	2,593
Interest income (1)	33	5	—	187	—	225
Total revenues	1,842	616	236	193	(69)	2,818
Interest expense	(3)	(2)	—	(10)	(22)	(37)
Net revenues	$1,839	$614	$236	$183	$(91)	$2,781

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

At December 31, 2022 and September 30, 2022, net receivables related to contracts with customers were $432 million and $511 million, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 18 – INTEREST INCOME AND INTEREST EXPENSE

The following table details the components of interest income and interest expense.

	Three months ended December 31,
$ in millions	2022	2021
Interest income:
Cash and cash equivalents	$55	$3
Assets segregated for regulatory purposes and restricted cash	50	4
Trading assets — debt securities	14	4
Available-for-sale securities	53	22
Brokerage client receivables	41	21
Bank loans, net	599	164
All other	15	7
Total interest income	$827	$225
Interest expense:
Bank deposits	$172	$6
Trading liabilities — debt securities	10	1
Brokerage client payables	17	1
Other borrowings	9	5
Senior notes payable	23	23
All other	10	1
Total interest expense	$241	$37
Net interest income	$586	$188
Bank loan (provision)/benefit for credit losses	(14)	11
Net interest income after bank loan (provision)/benefit for credit losses	$572	$199

Interest expense related to bank deposits in the preceding table excludes interest expense associated with affiliate deposits which has been eliminated in consolidation.

NOTE 19 – SHARE-BASED COMPENSATION

We have one share-based compensation plan, The Amended and Restated 2012 Stock Incentive Plan (“the Plan”), for our employees, Board of Directors, and independent contractor financial advisors. Generally, we reissue our treasury shares under the Plan; however, we are also permitted to issue new shares. Our share-based compensation awards are primarily issued during the fiscal first quarter of each year. Our share-based compensation accounting policies are described in Note 2 of our 2022 Form 10-K.  Other information related to our share-based awards is presented in Note 23 of our 2022 Form 10-K.

Restricted stock units

During the three months ended December 31, 2022, we granted approximately 1.9 million RSUs with a weighted-average grant-date fair value of $117.66, compared with approximately 2.3 million RSUs granted during the three months ended December 31, 2021, with a weighted-average grant-date fair value of $96.99. For the three months ended December 31, 2022, total share-based compensation amortization related to RSUs was $76 million, compared with $63 million for the three months ended December 31, 2021.

As of December 31, 2022, there were $462 million of total pre-tax compensation costs not yet recognized (net of estimated forfeitures) related to RSUs, including those granted during the three months ended December 31, 2022. These costs are expected to be recognized over a weighted-average period of three years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Restricted stock awards

Restricted stock awards (“RSAs”) were issued as a component of our total purchase consideration for TriState Capital Holdings, Inc. (“TriState Capital”) on June 1, 2022, in accordance with the terms of the acquisition. See Note 23 of our 2022 Form 10-K for further discussion of these awards. For the three months ended December 31, 2022 total share-based compensation amortization related to RSAs was $3 million. As of December 31, 2022, there were $18 million of total pre-tax compensation costs not yet recognized for these RSAs. These costs are expected to be recognized over a weighted-average period of 2.5 years.

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

As a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) that has made an election to be a financial holding company, RJF is subject to supervision, examination, and regulation by the Board of Governors of the Federal Reserve System (“the Fed”). We are subject to the Fed’s capital rules which establish an integrated regulatory capital framework and implement, in the U.S., the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The FDIC’s capital rules, which are substantially similar to the Fed’s rules, apply to TriState Capital Bank. We apply the standardized approach for calculating risk-weighted assets and are also subject to the market risk provisions of the Fed’s capital rules (“market risk rule”).

Under these rules, minimum requirements are established for both the quantity and quality of capital held by banking organizations. RJF, Raymond James Bank, and TriState Capital Bank are required to maintain minimum leverage ratios (defined as tier 1 capital divided by adjusted average assets), as well as minimum ratios of tier 1 capital, common equity tier 1 (“CET1”), and total capital to risk-weighted assets. These capital ratios incorporate quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under the regulatory capital rules and are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. We calculate these ratios in order to assess compliance with both regulatory requirements and internal capital policies. In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. As of December 31, 2022, capital levels at RJF, Raymond James Bank, and TriState Capital Bank exceeded the capital conservation buffer requirement and each entity was categorized as “well-capitalized.”

For further discussion of regulatory capital requirements applicable to certain of our businesses and subsidiaries, see Note 24 of our 2022 Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
To meet requirements for capital adequacy or to be categorized as “well-capitalized,” RJF must maintain minimum Tier 1 leverage, Tier 1 capital, CET1, and Total capital amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJF as of December 31, 2022:
Tier 1 leverage	$8,844	11.3%	$3,121	4.0%	$3,901	5.0%
Tier 1 capital	$8,844	20.3%	$2,618	6.0%	$3,490	8.0%
CET1	$8,728	20.0%	$1,963	4.5%	$2,836	6.5%
Total capital	$9,407	21.6%	$3,490	8.0%	$4,363	10.0%

RJF as of September 30, 2022:
Tier 1 leverage	$8,480	10.3%	$3,304	4.0%	$4,130	5.0%
Tier 1 capital	$8,480	19.2%	$2,651	6.0%	$3,534	8.0%
CET1	$8,380	19.0%	$1,988	4.5%	$2,871	6.5%
Total capital	$9,031	20.4%	$3,534	8.0%	$4,418	10.0%

As of December 31, 2022, RJF’s regulatory capital increase compared with September 30, 2022 was driven by positive earnings, net of share repurchases and dividends paid during our fiscal first quarter of 2023. RJF’s Tier 1 and Total capital ratios increased compared with September 30, 2022 resulting from the increase in regulatory capital, as well as a decrease in risk-weighted assets. The decrease in risk-weighted assets was primarily driven by a decrease in our assets segregated for regulatory purposes and restricted cash, as well as a decrease in receivables, partially offset by an increase in our bank loan portfolio.

RJF’s Tier 1 leverage ratio at December 31, 2022 increased compared with September 30, 2022 due to the increase in regulatory capital, as well as lower average assets primarily driven by a decrease in assets segregated for regulatory purposes, partially offset by an increase in our bank loan portfolio.

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

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
Raymond James Bank as of December 31, 2022:
Tier 1 leverage	$3,189	7.4%	$1,722	4.0%	$2,152	5.0%
Tier 1 capital	$3,189	12.6%	$1,520	6.0%	$2,026	8.0%
CET1	$3,189	12.6%	$1,140	4.5%	$1,646	6.5%
Total capital	$3,506	13.8%	$2,026	8.0%	$2,533	10.0%

Raymond James Bank as of September 30, 2022:
Tier 1 leverage	$2,998	7.1%	$1,695	4.0%	$2,119	5.0%
Tier 1 capital	$2,998	12.1%	$1,485	6.0%	$1,979	8.0%
CET1	$2,998	12.1%	$1,113	4.5%	$1,608	6.5%
Total capital	$3,308	13.4%	$1,979	8.0%	$2,474	10.0%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Raymond James Bank’s regulatory capital increased compared with September 30, 2022, driven by positive earnings, partially offset by dividends paid to RJF. Raymond James Bank’s Tier 1 and Total capital ratios increased compared with September 30, 2022 resulting from the increase in regulatory capital, partially offset by an increase in risk-weighted assets due to growth in the bank loan portfolio. Raymond James Bank’s Tier 1 leverage ratio at December 31, 2022 increased compared with September 30, 2022 due to the increase in regulatory capital, partially offset by an increase in average assets, primarily driven by an increase in the bank loan portfolio.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
TriState Capital Bank as of December 31, 2022:
Tier 1 leverage	$1,131	7.3%	$621	4.0%	$776	5.0%
Tier 1 capital	$1,131	14.0%	$486	6.0%	$649	8.0%
CET1	$1,131	14.0%	$365	4.5%	$527	6.5%
Total capital	$1,162	14.3%	$649	8.0%	$811	10.0%

TriState Capital Bank as of September 30, 2022:
Tier 1 leverage	$1,093	7.3%	$601	4.0%	$752	5.0%
Tier 1 capital	$1,093	14.1%	$463	6.0%	$618	8.0%
CET1	$1,093	14.1%	$348	4.5%	$502	6.5%
Total capital	$1,122	14.5%	$618	8.0%	$772	10.0%

TriState Capital Bank’s regulatory capital increased compared with September 30, 2022, driven by positive earnings. TriState Capital Bank’s Tier 1 and Total capital ratios decreased compared with September 30, 2022, due to an increase in risk-weighted assets, primarily resulting from increases in bank loans and available-for-sale securities, partially offset by the increase in regulatory capital. TriState Capital Bank’s Tier 1 leverage ratio at December 31, 2022 was flat compared with September 30, 2022 as the increase in regulatory capital was offset by an increase in average assets, primarily driven by the increases in bank loans and available-for-sale securities.

Our banking subsidiaries may pay dividends to RJF without prior approval of their respective regulators subject to certain restrictions including retained net income and targeted regulatory capital ratios. Dividends paid to RJF from our banking subsidiaries may be limited to the extent that capital is needed to support their balance sheet growth.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. The following table presents the net capital position of RJ&A.

$ in millions	December 31, 2022	September 30, 2022
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	45.7%	40.9%
Net capital	$1,168	$1,152
Less: required net capital	(51)	(56)
Excess net capital	$1,117	$1,096

As of December 31, 2022, all of our other active regulated domestic and international subsidiaries were in compliance with and exceeded all applicable capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 21 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share.

	Three months ended December 31,
in millions, except per share amounts	2022	2021
Income for basic earnings per common share:
Net income available to common shareholders	$507	$446
Less allocation of earnings and dividends to participating securities	(1)	(1)
Net income available to common shareholders after participating securities	$506	$445
Income for diluted earnings per common share:
Net income available to common shareholders	$507	$446
Less allocation of earnings and dividends to participating securities	(1)	(1)
Net income available to common shareholders after participating securities	$506	$445
Common shares:
Average common shares in basic computation	214.7	206.3
Dilutive effect of outstanding stock options and certain RSUs	5.7	6.1
Average common and common equivalent shares used in diluted computation	220.4	212.4
Earnings per common share:
Basic	$2.36	$2.16
Diluted	$2.30	$2.10
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	1.2	—

The allocation of earnings and dividends to participating securities in the preceding table represents dividends paid during the period to participating securities, consisting of certain RSUs, as well as the RSAs granted as part of our acquisition of TriState Capital, plus an allocation of undistributed earnings to such participating securities. Participating securities and related dividends paid on these participating securities were insignificant for each of the three months ended December 31, 2022 and 2021.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 22 – SEGMENT INFORMATION

We currently operate through the following five segments: PCG; Capital Markets; Asset Management; Bank; and Other.

The segments are determined based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources. For a further discussion of our segments, see Note 26 of our 2022 Form 10-K.

The following table presents information concerning operations in these segments.

	Three months ended December 31,
$ in millions	2022	2021
Net revenues:
Private Client Group	$2,063	$1,839
Capital Markets	295	614
Asset Management	207	236
Bank	508	183
Other	9	(15)
Intersegment eliminations	(296)	(76)
Total net revenues	$2,786	$2,781
Pre-tax income/(loss):
Private Client Group	$434	$195
Capital Markets	(16)	201
Asset Management	80	107
Bank	136	102
Other (1)	18	(47)
Total pre-tax income	$652	$558

(1)    The three months ended December 31, 2022 included the favorable impact of a $32 million insurance settlement received during the quarter related to a previously settled litigation matter. This item has been reflected as an offset to “Other” expenses on our Condensed Consolidated Statements of Income and Comprehensive income.

No individual client accounted for more than ten percent of revenues in any of the periods presented.

The following table presents our net interest income on a segment basis.

	Three months ended December 31,
$ in millions	2022	2021
Net interest income/(expense):
Private Client Group	$87	$30
Capital Markets	—	3
Asset Management	2	—
Bank	491	177
Other	6	(22)
Net interest income	$586	$188

The following table presents our total assets on a segment basis.

$ in millions	December 31, 2022	September 30, 2022
Total assets:
Private Client Group	$13,920	$17,770
Capital Markets	2,898	3,951
Asset Management	558	556
Bank	57,623	56,737
Other	2,048	1,937
Total	$77,047	$80,951

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

The following table presents goodwill, which was included in our total assets, on a segment basis.

$ in millions	December 31, 2022	September 30, 2022
Goodwill:
Private Client Group	$562	$550
Capital Markets	275	274
Asset Management	69	69
Bank	529	529
Total	$1,435	$1,422
We have operations in the U.S., Canada, and Europe. Substantially all long-lived assets are located in the U.S.  The following table presents our net revenues and pre-tax income classified by major geographic area in which they were earned.

	Three months ended December 31,
$ in millions	2022	2021
Net revenues:
U.S.	$2,540	$2,589
Canada	134	137
Europe	112	55
Total	$2,786	$2,781
Pre-tax income:
U.S.	$609	$531
Canada	31	17
Europe	12	10
Total	$652	$558
The following table presents our total assets by major geographic area in which they were held.

$ in millions	December 31, 2022	September 30, 2022
Total assets:
U.S.	$70,762	$74,428
Canada	3,594	3,631
Europe	2,691	2,892
Total	$77,047	$80,951
The following table presents goodwill, which was included in our total assets, classified by major geographic area in which it was held.

$ in millions	December 31, 2022	September 30, 2022
Goodwill:
U.S.	$1,250	$1,250
Canada	23	23
Europe	162	149
Total	$1,435	$1,422

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

FACTORS AFFECTING “FORWARD-LOOKING STATEMENTS”

Certain statements made in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning future strategic objectives, business prospects, anticipated savings, financial results (including expenses, earnings, liquidity, cash flow and capital expenditures), industry or market conditions, demand for and pricing of our products, acquisitions, divestitures, anticipated results of litigation, regulatory developments, and general economic conditions. In addition, words such as “believes,” “expects,” “anticipates,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” as well as any other statement that necessarily depends on future events, is intended to identify forward-looking statements. Forward-looking statements are not guarantees, and they involve risks, uncertainties and assumptions. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from those expressed in the forward-looking statements. We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in our filings with the SEC from time to time, including our most recent Annual Report on Form 10-K and Current Reports on Form 8-K, which are available at www.raymondjames.com and the SEC’s website at www.sec.gov. We expressly disclaim any obligation to update any forward-looking statement in the event it later turns out to be inaccurate, whether as a result of new information, future events, or otherwise.

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

EXECUTIVE OVERVIEW

Quarter ended December 31, 2022 compared with the quarter ended December 31, 2021

For our fiscal first quarter of 2023, we generated net revenues of $2.79 billion, flat compared with the prior-year quarter, while pre-tax income of $652 million increased 17%. Our net income available to common shareholders of $507 million increased 14%, and our earnings per diluted share were $2.30, reflecting a 10% increase. Our annualized return on common equity (“ROCE”) for the quarter was 21.3%, compared with 21.2% for the prior-year quarter, and our annualized return on tangible common equity (“ROTCE”) was 26.2%(1), compared with 23.4%(1) for the prior-year quarter.

The three months ended December 31, 2022 included the favorable impact of a $32 million insurance settlement received during the quarter related to a previously settled litigation matter. Excluding the favorable impact of the insurance settlement received, as well as expenses related to acquisitions completed in prior years, such as compensation related to retention awards and amortization of identifiable intangible assets, our adjusted net income available to common shareholders was $505 million(1), 9% higher than adjusted net income for the prior-year quarter, and our adjusted earnings per diluted share were $2.29(1), 6% higher than adjusted earnings per diluted share for the prior-year quarter. Adjusted annualized ROCE for the quarter was 21.2%(1) and adjusted annualized ROTCE was 26.1%(1), compared with adjusted annualized ROCE of 21.9%(1) and adjusted annualized ROTCE of 24.3%(1) for the prior-year quarter.

(1)    ROTCE, adjusted net income available to common shareholders, adjusted earnings per diluted share, adjusted annualized ROCE, and adjusted annualized ROTCE are non-GAAP financial measures. Please see the “Reconciliation of non-GAAP financial measures to GAAP financial measures” in this MD&A for a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures, and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Quarterly net revenues were flat compared with the prior-year quarter as the benefit of higher short-term interest rates on net interest income and RJBDP fees from third-party banks, as well as incremental revenues from our prior-year acquisitions of TriState Capital, Charles Stanley Group PLC (“Charles Stanley”), and SumRidge Partners, LLC (“SumRidge Partners”) were offset by lower investment banking revenues due to a challenging market environment during the current quarter, and a decrease in asset management and related administrative fees, as a result of lower fee-based assets at the beginning of the current quarter compared with the prior-year quarter. Brokerage revenues also declined compared with the prior-year quarter primarily due to decreased activity from depository clients, as well as lower asset-based trailing revenues in the PCG segment.

Compensation, commissions and benefits expense decreased 8%, primarily attributable to the decrease in compensable revenues compared with the prior-year quarter, partially offset by incremental compensation expenses related to the aforementioned acquisitions. Our compensation ratio, or the ratio of compensation, commissions and benefits expense to net revenues, was 62.3%, compared with 67.7% for the prior-year quarter. Excluding acquisition-related compensation expenses, our adjusted compensation ratio was 61.7%(1), compared with 67.3%(1) for the prior-year quarter. The decline in the compensation ratio primarily resulted from changes in our revenue mix due to higher net interest income and RJBDP fees from third-party banks, which have little associated direct compensation.

Non-compensation expenses increased 17%, due to incremental expenses from the aforementioned acquisitions, as well as increases in the bank loan provision for credit losses, business development expenses and communications and information processing expenses. The bank loan provision for credit losses was $14 million for the current-year quarter, compared with a benefit of $11 million for the prior-year quarter. Partially offsetting these increases was the aforementioned favorable insurance settlement received.

Our effective income tax rate was 21.9% for our fiscal first quarter of 2023, an increase compared with the 20.1% effective income tax rate for the prior-year quarter, a modest increase, as both periods included similar levels of non-taxable gains associated with our company-owned life insurance policies, as well as excess tax benefits on share-based compensation.

As of December 31, 2022, our Tier 1 leverage ratio of 11.3% and Total capital ratio of 21.6% were both more than double the regulatory requirement to be considered well-capitalized. We also continue to have substantial liquidity with $2.0 billion(2) of cash at the parent as of December 31, 2022, which includes cash the parent loans to RJ&A to invest on its behalf. We believe our funding and capital position provide us the opportunity to continue to grow our balance sheet prudently. In December, the Board of Directors increased the quarterly cash dividend on common shares to $0.42 per share and authorized common stock repurchases of up to $1.5 billion. During the three months ended December 31, 2022, we repurchased 1.29 million shares of our common stock for $138 million at an average price of $106 per share under the Board of Directors’ common stock repurchase authorization. After the effect of those repurchases, $1.4 billion remained under such authorization. We currently expect to continue to repurchase our common stock in fiscal 2023 to offset the shares issued with the acquisition of TriState Capital in fiscal 2022, as well as to offset dilution from share-based compensation; however, we will continue to monitor market conditions and other capital needs as we consider these repurchases.

We remain well-positioned entering our fiscal second quarter of 2023. We expect our fiscal second quarter results to positively benefit from the realization of a full quarter impact of the increases in the Fed’s short-term benchmark interest rate of 75-basis points in November 2022 and 50-basis points in December 2022, as well as the 25-basis points increase in February 2023. With clients’ domestic cash sweep balances of $60.4 billion as of December 31, 2022 and our high concentration of floating-rate assets, we also believe we are well-positioned for any further increases in short-term interest rates, which we expect to positively impact our net interest income and our RJBDP fees from third-party banks; however, we anticipate further declines in client cash balances during the second quarter as clients continue to move their cash from our cash sweep program into higher-yielding investment alternatives which could partially offset the otherwise positive impact on our results from the increase in interest rates. Asset management and related administrative fees will be positively impacted by the 8% increase in PCG fee-based assets as of December 31, 2022, and we anticipate this to result in a benefit approximating 5%-6% compared to the first quarter level. In addition, our recruiting pipelines remain solid across our affiliation options and we continue to see solid retention of existing advisors. However, we expect to continue to face macroeconomic uncertainties which may continue to have a negative impact on equity and fixed income markets. As a result, we may continue to experience headwinds for brokerage revenues and investment banking revenues, despite our healthy investment banking pipelines. Net loan growth should result in additional provisions for credit losses and future economic deterioration could result in increased bank loan provisions for credit losses in future periods. In addition, although we remain focused on the management of expenses, we expect that expenses will continue to increase in part as a result of inflationary pressures on our costs, and as we continue to make investments in our people and technology to support our growth.

(1)    Adjusted compensation ratio is a non-GAAP financial measure. Please see the “Reconciliation of non-GAAP financial measures to GAAP financial measures” in this MD&A for a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures, and for other important disclosures.
(2)    For additional information, please see the “Liquidity and capital resources - Sources of liquidity” section in this MD&A.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES TO GAAP FINANCIAL MEASURES

We utilize certain non-GAAP financial measures as additional measures to aid in, and enhance, the understanding of our financial results and related measures. These non-GAAP financial measures have been separately identified in this document. We believe certain of these non-GAAP financial measures provide useful information to management and investors by excluding certain material items that may not be indicative of our core operating results. We utilize these non-GAAP financial measures in assessing the financial performance of the business, as they facilitate a comparison of current- and prior-period results. Beginning with our fiscal third quarter of 2022, certain of our non-GAAP financial measures have been adjusted for additional expenses directly related to our acquisitions that we believe are not indicative of our core operating results, such as those related to amortization of identifiable intangible assets arising from acquisitions and acquisition-related retention. Prior periods have been conformed to the current period presentation. We believe that return on tangible common equity is meaningful to investors as it facilitates comparisons of our results to the results of other companies. In the following tables, the tax effect of non-GAAP adjustments reflects the statutory rate associated with each non-GAAP item. These non-GAAP financial measures should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP. In addition, our non-GAAP financial measures may not be comparable to similarly titled non-GAAP financial measures of other companies. The following tables provide a reconciliation of non-GAAP financial measures to the most directly comparable GAAP measures.

	Three months ended
$ in millions	December 31, 2022	December 31, 2021
Net income available to common shareholders	$507	$446
Non-GAAP adjustments:
Expenses directly related to acquisitions included in the following financial statement line items:
Compensation, commissions and benefits — Acquisition-related retention	18	11
Professional fees	—	2
Other — Amortization of identifiable intangible assets	11	8
Total expenses related to acquisitions	29	21
Other — Insurance settlement received	(32)	—
Pre-tax impact of non-GAAP adjustments	(3)	21
Tax effect of non-GAAP adjustments	1	(5)
Total non-GAAP adjustments, net of tax	(2)	16
Adjusted net income available to common shareholders	$505	$462

Compensation, commissions and benefits expense	$1,736	$1,884
Less: Acquisition-related retention (as detailed above)	18	11
Adjusted “Compensation, commissions and benefits” expense	$1,718	$1,873

	Three months ended
	December 31, 2022	December 31, 2021
Total compensation ratio	62.3%	67.7%
Less the impact of non-GAAP adjustments on compensation ratio:
Acquisition-related retention	0.6%	0.4%
Adjusted total compensation ratio	61.7%	67.3%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

	Three months ended
Earnings per common share	December 31, 2022	December 31, 2021
Diluted earnings per common share	$2.30	$2.10
Impact of non-GAAP adjustments on diluted earnings per common share:
Compensation, commissions and benefits — Acquisition-related retention	0.08	0.05
Professional fees	—	0.01
Other — Amortization of identifiable intangible assets	0.06	0.03
Total expenses related to acquisitions	0.14	0.09
Other — Insurance settlement received	(0.15)	—
Tax effect of non-GAAP adjustments	—	(0.02)
Total non-GAAP adjustments, net of tax	(0.01)	0.07
Adjusted diluted earnings per common share	$2.29	$2.17

Return on common equity	Three months ended
$ in millions	December 31, 2022	December 31, 2021
Average common equity	$9,537	$8,423
Impact of non-GAAP adjustments on average common equity:
Compensation, commissions and benefits — Acquisition-related retention	9	6
Professional fees	—	1
Other — Amortization of identifiable intangible assets	5	4
Total expenses related to acquisitions	14	11
Other — Insurance settlement received	(16)	—
Tax effect of non-GAAP adjustments	1	(3)
Total non-GAAP adjustments, net of tax	(1)	8
Adjusted average common equity	$9,536	$8,431

	Three months ended
$ in millions	December 31, 2022	December 31, 2021
Average common equity	$9,537	$8,423
Less:
Average goodwill and identifiable intangible assets, net	1,935	878
Average deferred tax liabilities related to goodwill and identifiable intangible assets, net	(128)	(64)
Average tangible common equity	$7,730	$7,609
Impact of non-GAAP adjustments on average tangible common equity:
Compensation, commissions and benefits — Acquisition-related retention	9	6
Professional fees	—	1
Other — Amortization of identifiable intangible assets	5	4
Total expenses related to acquisitions	14	11
Other — Insurance settlement received	(16)	—
Tax effect of non-GAAP adjustments	1	(3)
Total non-GAAP adjustments, net of tax	(1)	8
Adjusted average tangible common equity	$7,729	$7,617

Return on common equity	21.3%	21.2%
Adjusted return on common equity	21.2%	21.9%
Return on tangible common equity	26.2%	23.4%
Adjusted return on tangible common equity	26.1%	24.3%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

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

ROCE is computed by dividing annualized net income available to common shareholders for the period indicated by average common equity for each respective period or, in the case of ROTCE, computed by dividing annualized net income available to common shareholders by average tangible common equity for each respective period. Adjusted ROCE is computed by dividing annualized adjusted net income available to common shareholders by adjusted average common equity for each respective period, or in the case of adjusted ROTCE, computed by dividing annualized adjusted net income available to common shareholders by adjusted average tangible common equity for each respective period.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

NET INTEREST ANALYSIS

Largely in response to inflationary pressures, the Fed rapidly increased its benchmark short-term interest rates, commencing in March 2022 and continuing into our fiscal first quarter of 2023, including a 75-basis point increase in November 2022, a 50-basis point increase in December 2022, and a 25-basis point increase in February 2023. The Fed indicated that it intends to closely monitor short-term interest rates throughout the remainder of our fiscal 2023. The following table details the Fed’s recent short-term interest rate activity.

Fed Funds Target Rate Schedule
RJF Fiscal quarter ended	Date of interest rate action	Increase/(decrease) in interest rates (in basis points)	Fed funds target rate
March 31 2020	March 16, 2020	(100)	0.00% - 0.25%
March 31, 2022	March 17, 2022	25	0.25% - 0.50%
June 30, 2022	May 5, 2022	50	0.75% - 1.00%
June 30, 2022	June 16, 2022	75	1.50% - 1.75%
September 30, 2022	July 28, 2022	75	2.25% - 2.50%
September 30, 2022	September 22, 2022	75	3.00% - 3.25%
December 31, 2022	November 3, 2022	75	3.75% - 4.00%
December 31, 2022	December 15, 2022	50	4.25% - 4.50%
Rate changes subsequent to December 31, 2022
March 31, 2023	February 1, 2023	25	4.50% - 4.75%

Increases in short-term interest rates positively impacted our net interest income during our fiscal first quarter 2023, as well as the fee income we earn from third-party banks on client cash balances swept to such banks as part of the RJBDP (included in account and service fees), which are also sensitive to changes in interest rates.

Given the relationship between our interest-sensitive assets and liabilities (primarily held in our PCG, Bank, and Other segments) and the nature of fees we earn from third-party banks in the RJBDP, increases in short-term interest rates generally result in an increase in our net earnings, although the magnitude of the impact to our net interest margin depends on the yields on interest-earning assets relative to the cost of interest-bearing liabilities, including deposit rates paid to clients on their cash balances. Changes to the regulatory landscape governing the fees the firm earns on client assets, including cash sweep balances, could negatively impact our earnings. In addition, our pace of loan growth may continue to fluctuate over time in response to changes in interest rates. As a result of our diverse funding sources, strong loan growth and high concentration of floating-rate assets, we benefited from the increases in short-term interest rates in our fiscal first quarter 2023 and believe we are well-positioned for our net interest earnings and RJBDP fees to continue to be favorably impacted by the recent increases in short-term interest rates, as well as any further fiscal 2023 increases. However, we also expect this benefit to be offset to some degree by declines in domestic client cash sweep balances as clients invest a portion of these cash balances in higher-yielding investment alternatives. In addition, our domestic client cash sweep balances represent a relatively low-cost funding source. The favorable impact we experience from further increases in short-term interest rates may be partially offset to the extent we pursue diversified funding sources other than our domestic client cash sweep balances, as those funding sources are typically more expensive than our domestic client cash sweep balances.

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

Quarter ended December 31, 2022 compared with the quarter ended December 31, 2021

	Three months ended December 31,
	2022			2021
$ in millions	Average daily balance	Interest	Annualized average rate	Average daily balance	Interest	Annualized average rate
Interest-earning assets:
Bank segment:
Cash and cash equivalents	$2,325	$22	3.72%	$2,145	$1	0.17%
Available-for-sale securities	11,050	53	1.92%	8,511	22	1.02%
Loans held for sale and investment: (1) (2)
Loans held for investment:
SBL	15,038	226	5.87%	6,289	35	2.20%
C&I loans	11,176	169	5.91%	8,581	55	2.49%
CRE loans	6,798	110	6.35%	2,941	20	2.67%
REIT loans	1,628	24	5.87%	1,133	7	2.56%
Residential mortgage loans	7,626	57	2.99%	5,451	37	2.68%
Tax-exempt loans (3)	1,594	10	3.06%	1,297	8	3.19%
Loans held for sale	189	3	5.39%	239	2	2.94%
Total loans held for sale and investment	44,049	599	5.35%	25,931	164	2.52%
All other interest-earning assets	143	2	5.29%	169	—	1.85%
Interest-earning assets — Bank segment	$57,567	$676	4.63%	$36,756	$187	2.03%
All other segments:
Cash and cash equivalents	$3,436	$33	3.78%	$3,931	$2	0.18%
Assets segregated for regulatory purposes and restricted cash	6,237	50	3.17%	13,011	4	0.12%
Trading assets — debt securities	1,080	14	5.10%	544	4	2.95%
Brokerage client receivables	2,398	41	6.70%	2,484	21	3.35%
All other interest-earning assets	2,001	13	2.58%	1,663	7	1.57%
Interest-earning assets — all other segments	$15,152	$151	3.93%	$21,633	$38	0.69%
Total interest-earning assets	$72,719	$827	4.48%	$58,389	$225	1.53%
Interest-bearing liabilities:
Bank segment:
Bank deposits:
Money market and savings accounts	$45,165	$121	1.06%	$31,960	$1	0.01%
Interest-bearing checking accounts	5,149	47	3.59%	187	1	1.62%
Certificates of deposit	1,225	8	2.48%	843	4	1.87%
Total bank deposits (4)	51,539	176	1.35%	32,990	6	0.07%
FHLB advances and all other interest-bearing liabilities	1,397	9	2.61%	863	4	2.21%
Interest-bearing liabilities — Bank segment	$52,936	$185	1.38%	$33,853	$10	0.12%
All other segments:
Trading liabilities — debt securities	$778	$10	5.07%	$206	$1	1.43%
Brokerage client payables	5,597	17	1.17%	14,300	1	0.03%
Senior notes payable	2,038	23	4.44%	2,037	23	4.44%
All other interest-bearing liabilities	245	6	3.65%	185	2	3.84%
Interest-bearing liabilities — all other segments	$8,658	$56	2.36%	$16,728	$27	0.62%
Total interest-bearing liabilities	$61,594	$241	1.52%	$50,581	$37	0.28%
Firmwide net interest income		$586			$188
Net interest margin (net yield on interest-earning assets)
Bank segment			3.36%			1.92%
Firmwide			3.19%			1.29%

(1) Loans are presented net of unamortized purchase discounts or premiums, unearned income, and deferred origination fees and costs.
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

	Three months ended December 31,
	2022 compared to 2021
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest-earning assets:	Interest income
Bank segment:
Cash and cash equivalents	$—	$21	$21
Available-for-sale securities	8	23	31
Loans held for sale and investment:
Loans held for investment:
SBL	87	104	191
C&I loans	21	93	114
CRE loans	44	46	90
REIT loans	4	13	17
Residential mortgage loans	16	4	20
Tax-exempt loans	4	(2)	2
Loans held for sale	(3)	4	1
Total loans held for sale and investment	173	262	435
All other interest-earning assets	(1)	3	2
Interest-earning assets — Bank segment	$180	$309	$489
All other segments:
Cash and cash equivalents	$(2)	$33	$31
Assets segregated for regulatory purposes and restricted cash	(15)	61	46
Trading assets — debt securities	6	4	10
Brokerage client receivables	(5)	25	20
All other interest-earning assets	1	5	6
Interest-earning assets — all other segments	$(15)	$128	$113
Total interest-earning assets	$165	$437	$602

Interest-bearing liabilities:	Interest expense
Bank segment:
Bank deposits:
Money market and savings accounts	$—	$120	$120
Interest-bearing checking accounts	44	2	46
Certificates of deposit	2	2	4
Total bank deposits	46	124	170
FHLB advances and all other interest-bearing liabilities	4	1	5
Interest-bearing liabilities — Bank segment	$50	$125	$175
All other segments:
Trading liabilities — debt securities	5	4	9
Brokerage client payables	(5)	21	16
All other interest-bearing liabilities	2	2	4
Interest-bearing liabilities — all other segments	$2	$27	$29
Total interest-bearing liabilities	$52	$152	$204
Change in firmwide net interest income	$113	$285	$398

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

RESULTS OF OPERATIONS – PRIVATE CLIENT GROUP

For an overview of our PCG segment operations, as well as a description of the key factors impacting our PCG results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2022	2021	% change
Revenues:
Asset management and related administrative fees	$1,053	$1,162	(9)%
Brokerage revenues:
Mutual and other fund products	128	171	(25)%
Insurance and annuity products	104	111	(6)%
Equities, ETFs and fixed income products	113	115	(2)%
Total brokerage revenues	345	397	(13)%
Account and service fees:
Mutual fund and annuity service fees	98	114	(14)%
RJBDP fees:
Bank segment	268	50	436%
Third-party banks	137	17	706%
Client account and other fees	60	49	22%
Total account and service fees	563	230	145%
Investment banking	9	13	(31)%
Interest income	109	33	230%
All other	6	7	(14)%
Total revenues	2,085	1,842	13%
Interest expense	(22)	(3)	633%
Net revenues	2,063	1,839	12%
Non-interest expenses:
Financial advisor compensation and benefits	1,075	1,187	(9)%
Administrative compensation and benefits	342	283	21%
Total compensation, commissions and benefits	1,417	1,470	(4)%
Non-compensation expenses:
Communications and information processing	89	71	25%
Occupancy and equipment	51	46	11%
Business development	37	27	37%
Professional fees	13	9	44%
All other	22	21	5%
Total non-compensation expenses	212	174	22%
Total non-interest expenses	1,629	1,644	(1)%
Pre-tax income	$434	$195	123%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Selected key metrics

PCG client asset balances

	As of
$ in billions	December 31, 2022	September 30, 2022	December 31, 2021	September 30, 2021
Assets under administration (“AUA”) (1)	$1,114.3	$1,039.0	$1,199.8	$1,115.4
Assets in fee-based accounts (1) (2)	$633.1	$586.0	$677.8	$627.1
Percent of AUA in fee-based accounts	56.8%	56.4%	56.5%	56.2%

(1)Includes assets associated with firms affiliated with us through our Registered Investment Advisor and Custody Services (“RCS”) division of $115.6 billion as of December 31, 2022, $108.5 billion as of September 30, 2022, $101.6 billion as of December 31, 2021, and $92.7 billion as of September 30, 2021. Of these amounts, $96.6 billion as of December 31, 2022, $89.9 billion as of September 30, 2022, $85.5 billion as of December 31, 2021, and $77.2 billion as of September 30, 2021 were fee-based assets. Based on the nature of the services provided to such firms, revenues related to these assets are included in “Account and service fees.”
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

PCG net new assets

	Three months ended
$ in millions	December 31, 2022	September 30, 2022	December 31, 2021
Domestic Private Client Group net new assets (1)	$23,226	$20,184	$36,101
Domestic Private Client Group net new assets growth - annualized (2)	9.8%	8.3%	13.7%

(1) Domestic Private Client Group net new assets represents domestic Private Client Group client inflows, including dividends and interest, less domestic Private Client Group client outflows, including commissions, advisory fees and other fees.
(2)    The Domestic Private Client Group net new asset growth - annualized percentage is based on the beginning Domestic Private Client Group AUA balance for the indicated period.

PCG AUA and PCG assets in fee-based accounts increased 7% and 8%, respectively, as of December 31, 2022 compared with September 30, 2022, primarily due to equity market appreciation and strong net inflows of client assets during the quarter. We expect that the increase in fee-based accounts, compared with the preceding beginning of the quarter level, will positively impact our asset management and related administrative fees for our fiscal second quarter of 2023. Compared with December 31, 2021, PCG AUA declined 7%, primarily due to declines in the equity market since such time, offset by the favorable impacts of our recruiting as well as our January 21, 2022 acquisition of Charles Stanley. PCG assets in fee-based accounts continued to be a significant percentage of overall PCG AUA due to many clients’ preference for fee-based alternatives versus transaction-based accounts and, as a result, a significant portion of our PCG revenues is more directly impacted by market movements.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Financial advisors

	December 31, 2022	September 30, 2022	December 31, 2021	September 30, 2021
Employees	3,631	3,638	3,447	3,461
Independent contractors	5,068	5,043	5,017	5,021
Total advisors	8,699	8,681	8,464	8,482

The number of financial advisors as of December 31, 2022 increased slightly compared to September 30, 2022, as the impacts of new recruits and trainees that were moved into production roles were partially offset by financial advisors who left the firm, including planned retirements where assets are generally retained at the firm pursuant to advisor succession plans. The recruiting pipeline remains solid across our affiliation options; however, the timing of financial advisors joining the firm may be impacted by market uncertainty. We expect to continue to experience transfers to our RCS division in fiscal 2023; however, consistent with our experience in fiscal 2022, we do not expect these financial advisor transfers to significantly impact our results of operations. Advisors in our RCS division are not included in our financial advisor metric although their client assets are included in PCG AUA.

Clients’ domestic cash sweep balances

	As of
$ in millions	December 31, 2022	September 30, 2022	December 31, 2021	September 30, 2021
RJBDP:
Bank segment	$39,098	$38,705	$33,097	$31,410
Third-party banks	18,231	21,964	24,316	24,496
Subtotal RJBDP	57,329	60,669	57,413	55,906
Client Interest Program (“CIP”)	3,053	6,445	16,065	10,762
Total clients’ domestic cash sweep balances	$60,382	$67,114	$73,478	$66,668

	Three months ended December 31,
	2022	2021
Average yield on RJBDP - third-party banks	2.72%	0.28%

A significant portion of our domestic clients’ cash is included in the RJBDP, a multi-bank sweep program in which clients’ cash deposits in their accounts are swept into interest-bearing deposit accounts at either Raymond James Bank or TriState Capital Bank, which are included in our Bank segment, or various third-party banks. Our PCG segment earns servicing fees for the administrative services we provide related to our clients’ deposits that are swept to such banks as part of the RJBDP. These servicing fees are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates and the interest paid to clients on balances in the RJBDP. Under our intersegment policies, the PCG segment receives the greater of a base servicing fee or a net yield equivalent to the average yield that the firm would otherwise receive from third-party banks in the RJBDP. The impact of this policy on our segment results in the current market environment is that the PCG segment revenues will reflect fee revenues derived from the yield from third-party banks in the program and the Bank segment RJBDP servicing costs reflect such market rate for the deposits. The fees that the PCG segment earns from the Bank segment, as well as the servicing costs incurred on the deposits in the Bank segment, are eliminated in consolidation.

The “Average yield on RJBDP - third-party banks” in the preceding table is computed by dividing annualized RJBDP fees from third-party banks, which are net of the interest expense paid to clients by the third-party banks, by the average daily RJBDP balance at third-party banks. The average yield on RJBDP - third-party banks increased from the prior-year quarter as a result of the combined 300-basis point increase in the Fed’s short-term benchmark interest rate during our fiscal 2022, as well as the 75-basis point increase in November 2022 and, to a lesser extent, the 50-basis point increase in December 2022. These increases in short-term interest rates more than offset the decline in average RJBDP balances due to a continued decline in client cash balances. We expect our fiscal second quarter of 2023 results to be favorably impacted by the recent increases in short-term rates; however, RJBDP fees are expected to be negatively impacted by the continued decrease of RJBDP balances with third-party banks, as well as two fewer billable days in our fiscal second quarter of 2023 compared with our fiscal first quarter.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Client cash balances declined $6.7 billion, or 10%, compared with September 30, 2022, including a $3.4 billion, or 53%, decrease in cash balances in the CIP, as a result of continued cash sorting activity given the higher short-term interest rate environment. We expect this trend to continue, as clients continue to move cash from lower-yielding bank deposits to higher-yielding investment products. PCG segment results can be impacted by not only changes in the level of client cash balances, but also by the allocation of client cash balances between RJBDP and our CIP, as the PCG segment may earn different amounts from each of these client cash destinations, depending on multiple factors.

Quarter ended December 31, 2022 compared with the quarter ended December 31, 2021

Net revenues of $2.06 billion increased 12% and pre-tax income of $434 million increased 123%.

Asset management and related administrative fees decreased $109 million, or 9%, primarily due to lower assets in fee-based accounts at the beginning of the current quarter compared with the prior-year quarter due to declines in the equity market, partially offset by incremental revenues arising in the current quarter from our January 21, 2022 acquisition of Charles Stanley.

Brokerage revenues decreased $52 million, or 13%, primarily due to lower trailing revenues from mutual fund and annuity products primarily resulting from market-driven declines in asset values for products for which we receive trails, partially offset by incremental revenues arising from Charles Stanley.

Account and service fees increased $333 million, or 145%, primarily due to higher RJBDP fees from both third-party banks and our Bank segment resulting from significantly higher short-term interest rates compared with the prior-year quarter. Client account and other fees also increased primarily as a result of incremental revenues arising from Charles Stanley. Mutual fund service fees decreased primarily due to market-driven declines in average mutual fund assets.

Net interest income increased $57 million, or 190%, due to the increase in short-term interest rates applicable to our cash, segregated cash, and client margin account balances.

Compensation-related expenses decreased $53 million, or 4%, primarily due to lower asset management and related administrative fees and brokerage revenues, partially offset by incremental expenses arising from Charles Stanley and an increase in compensation costs to support our growth.

Non-compensation expenses increased $38 million, or 22%, driven by incremental expenses resulting from Charles Stanley, higher communications and information processing expenses, primarily due to ongoing enhancements of our technology platforms, and an increase in travel and event-related expenses compared with the relatively low levels in the prior-year quarter.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

RESULTS OF OPERATIONS – CAPITAL MARKETS

For an overview of our Capital Markets segment operations, as well as a description of the key factors impacting our Capital Markets results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2022	2021	% change
Revenues:
Brokerage revenues:
Fixed income	$100	$120	(17)%
Equity	34	39	(13)%
Total brokerage revenues	134	159	(16)%
Investment banking:
Merger & acquisition and advisory	102	271	(62)%
Equity underwriting	15	97	(85)%
Debt underwriting	16	44	(64)%
Total investment banking	133	412	(68)%
Interest income	23	5	360%
Affordable housing investments business revenues	24	35	(31)%
All other	4	5	(20)%
Total revenues	318	616	(48)%
Interest expense	(23)	(2)	1,050%
Net revenues	295	614	(52)%
Non-interest expenses:
Compensation, commissions and benefits	213	331	(36)%
Non-compensation expenses:
Communications and information processing	24	22	9%
Occupancy and equipment	10	9	11%
Business development	15	8	88%
Professional fees	13	14	(7)%
All other	36	29	24%
Total non-compensation expenses	98	82	20%
Total non-interest expenses	311	413	(25)%
Pre-tax income/(loss)	$(16)	$201	NM

Quarter ended December 31, 2022 compared with the quarter ended December 31, 2021

Net revenues of $295 million decreased 52% and the pre-tax loss was $16 million compared with pre-tax income of $201 million in the prior-year quarter.

Investment banking revenues decreased $279 million, or 68%, compared with a strong prior-year quarter as activity levels were negatively impacted in the current quarter by very different market conditions compared with the prior-year quarter, including a notable increase in macroeconomic uncertainties in the current period. Our investment banking pipeline remains healthy and, in part, reflects the investments we have made over the past several years; however, continued market uncertainty could continue to delay, or ultimately prevent, the closing of transactions, which could negatively impact our results.

Brokerage revenues decreased $25 million, or 16%, primarily due to a decrease in fixed income brokerage revenues resulting from decreased activity from depository institution clients, partially offset by incremental revenues from SumRidge Partners, which was acquired on July 1, 2022. We expect our fixed income brokerage revenues to continue to be negatively impacted by challenging market conditions driven by higher interest rates which have resulted in a decline in cash balances at many of our depository institution clients which decreases their immediate demand for our products and services.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Affordable housing investment business revenues decreased $11 million, or 31%, primarily due to gains on the sales of certain properties during the prior-year quarter which did not recur in the current quarter.

Compensation-related expenses decreased $118 million, or 36%, due to lower revenues, partially offset by incremental compensation expenses due to the acquisition of SumRidge Partners, higher salaries, including due to inflationary and market compensation pressures, and higher share-based compensation amortization resulting from production related awards granted in prior periods.

Non-compensation expenses increased $16 million, or 20%, primarily attributable to incremental expenses associated with SumRidge Partners and an increase in business development expenses resulting from increased travel and event-related expenses.

RESULTS OF OPERATIONS – ASSET MANAGEMENT

For an overview of our Asset Management segment operations as well as a description of the key factors impacting our Asset Management results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2022	2021	% change
Revenues:
Asset management and related administrative fees:
Managed programs	$134	$151	(11)%
Administration and other	63	76	(17)%
Total asset management and related administrative fees	197	227	(13)%
Account and service fees	5	6	(17)%
All other	5	3	67%
Net revenues	207	236	(12)%
Non-interest expenses:
Compensation, commissions and benefits	47	46	2%
Non-compensation expenses:
Communications and information processing	14	12	17%
Investment sub-advisory fees	34	37	(8)%
All other	32	34	(6)%
Total non-compensation expenses	80	83	(4)%
Total non-interest expenses	127	129	(2)%
Pre-tax income	$80	$107	(25)%

Selected key metrics

Managed programs

Management fees recorded in our Asset Management segment are generally calculated as a percentage of the value of our fee-billable financial assets under management (“AUM”). These AUM include the portion of fee-based AUA in our PCG segment that is invested in programs overseen by our Asset Management segment (included in the “AMS” line of the following table), as well as retail accounts managed on behalf of third-party institutions, institutional accounts and mutual funds that we manage (collectively included in the “Raymond James Investment Management” line of the following table).

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Revenues earned by Raymond James Investment Management for retail accounts managed on behalf of third-party institutions, institutional accounts and our mutual funds are recorded entirely in the Asset Management segment. Our AUM in Raymond James Investment Management are impacted by market and investment performance and net inflows or outflows of assets.

Fees for our managed programs are generally collected quarterly. Approximately 65% of these fees are based on balances as of the beginning of the quarter (primarily in AMS), approximately 15% are based on balances as of the end of the quarter, and approximately 20% are based on average daily balances throughout the quarter.

Financial assets under management

$ in billions	December 31, 2022	September 30, 2022	December 31, 2021	September 30, 2021
AMS (1)	$129.5	$119.8	$145.0	$134.4
Raymond James Investment Management	67.4	64.2	68.9	67.8
Subtotal financial assets under management	196.9	184.0	213.9	202.2
Less: Assets managed for affiliated entities	(10.9)	(10.2)	(10.7)	(10.3)
Total financial assets under management	$186.0	$173.8	$203.2	$191.9

(1)Represents the portion of our PCG segment fee-based AUA (as disclosed in “Assets in fee-based accounts” in the “Selected key metrics - PCG client asset balances” section of our “Management’s Discussion and Analysis - Results of Operations - Private Client Group”) that is invested in managed programs overseen by the Asset Management segment.

Activity (including activity in assets managed for affiliated entities)

	Three months ended December 31,
$ in billions	2022	2021
Financial assets under management at beginning of period	$184.0	$202.2
Raymond James Investment Management - net inflows/(outflows)	0.5	(0.4)
AMS - net inflows	1.0	3.5
Net market appreciation in asset values	11.4	8.6
Financial assets under management at end of period	$196.9	$213.9
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

	As of December 31, 2022
$ in billions	AUM	Average fee rate
Equity	$24.0	0.56%
Fixed income	35.6	0.20%
Balanced	7.8	0.33%
Total financial assets under management	$67.4	0.34%

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

$ in billions	December 31, 2022	September 30, 2022	December 31, 2021	September 30, 2021
Total assets	$355.6	$329.2	$392.4	$365.3

The increase in assets as of December 31, 2022 compared with September 30, 2022 was largely due to equity market appreciation and continued growth in the PCG segment. Compared to December 31, 2021, PCG fee-based AUA declined 7%, primarily due to declines in the equity market since such time, partially offset by the favorable impact of our June 1, 2022 acquisition of Chartwell. Administrative fees associated with these programs are predominantly based on balances at the beginning of the quarter.

Raymond James Trust

The following table includes assets held in asset-based programs in Raymond James Trust, N.A. (including those managed for affiliated entities).

$ in billions	December 31, 2022	September 30, 2022	December 31, 2021	September 30, 2021
Total assets	$7.8	$7.3	$8.8	$8.1

Quarter ended December 31, 2022 compared with the quarter ended December 31, 2021

Net revenues of $207 million decreased 12% and pre-tax income of $80 million decreased 25%.

Asset management and related administrative fees decreased $30 million, or 13%, driven by a lower beginning balance of assets in non-discretionary asset-based programs and financial assets under management at AMS, as well as lower average financial assets under management at Raymond James Investment Management, in each case primarily due to market-driven depreciation in asset values. We expect the increase in financial assets under management and assets in non-discretionary asset-based programs as of December 31, 2022 compared with September 30, 2022, which occurred due to equity market appreciation and net inflows during the quarter, to positively affect our fiscal second quarter of 2023, as the majority of our asset management and related administrative fees are billed based on balances as of the beginning of the quarter.

Compensation expenses increased $1 million, or 2%. Non-compensation expenses decreased $3 million, or 4%, primarily due to lower investment sub-advisory fees, resulting from the decrease in the beginning balance of assets under management in sub-advised programs.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

RESULTS OF OPERATIONS – BANK

For an overview of our Bank segment operations, as well as a description of the key factors impacting our Bank segment results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K. Our Bank segment results include the results of TriState Capital Bank since the acquisition date of June 1, 2022.

Operating results

	Three months ended December 31,
$ in millions	2022	2021	% change
Revenues:
Interest income	$676	$187	261%
Interest expense	(185)	(10)	1,750%
Net interest income	491	177	177%
All other	17	6	183%
Net revenues	508	183	178%
Non-interest expenses:
Compensation and benefits	40	13	208%
Non-compensation expenses:
Bank loan provision/(benefit) for credit losses	14	(11)	NM
RJBDP fees to PCG	268	50	436%
All other	50	29	72%
Total non-compensation expenses	332	68	388%
Total non-interest expenses	372	81	359%
Pre-tax income	$136	$102	33%

Quarter ended December 31, 2022 compared with the quarter ended December 31, 2021

Net revenues of $508 million increased 178% and pre-tax income of $136 million increased 33%.

Net interest income increased $314 million, or 177%, primarily due to the increase in short-term interest rates and higher average interest-earning assets at Raymond James Bank, as well as incremental net interest income from the June 1, 2022 acquisition of TriState Capital Bank. The increase in average interest-earning assets at Raymond James Bank was primarily driven by growth in average corporate loans, as well as securities-based loans and residential mortgage loans to PCG clients, and an increase in average available-for-sale securities. The net interest margin increased to 3.36% from 1.92% for the prior-year quarter. We anticipate that the Bank segment net interest income for our fiscal second quarter of 2023 will benefit from the Fed’s short-term interest rate increases enacted during our fiscal first quarter and in February 2023. Given that a significant portion of our interest-earning assets are sensitive to changes in market interest rates, we expect our net interest earnings to also be favorably impacted by any additional increases in short-term interest rates that may occur.

The bank loan provision for credit losses was $14 million for the current quarter, compared with a benefit for credit losses of $11 million for the prior-year quarter. The current quarter provision primarily reflects the impact of a weaker macroeconomic outlook, primarily on the residential mortgage portfolio, and the impact of loan growth during the quarter. The prior-year quarter benefit was largely attributable to improvement in credit quality in the C&I bank loan portfolio and improvement in macroeconomic inputs to our CECL model at that time, which positively impacted most loan portfolios, partially offset by provisions for credit losses related to loan growth.

Compensation expenses increased $27 million, or 208%, primarily due to incremental expenses of TriState Capital Bank.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Non-compensation expenses, excluding the bank loan provision/(benefit) for credit losses, increased $239 million, or 303%, primarily due to an increase in RJBDP fees paid to PCG and incremental expenses of TriState Capital Bank. RJBDP fees to PCG increased $218 million, or 436%, due to an increase in the market-based servicing fee incurred by the Bank segment for the administrative services provided by the PCG segment for such deposit balances, as well as an increase in client cash balances swept to our Bank segment as part of the RJBDP. As described in “Management’s Discussion and Analysis - Results of Operations - Private Client Group”, our Bank segment incurs servicing fee expense, reflected as revenues in our PCG segment, for the administrative services provided related to our clients’ deposits that are swept to our Bank segment as part of the RJBDP. These servicing fees are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates and the interest paid to clients on balances in the RJBDP. As the yield from third-party banks in the RJBDP program continues to rise, the rate the Bank segment incurs on RJBDP deposits will also increase as it reflects a market rate for such deposits. These Bank segment fees and the revenues earned by the PCG segment are eliminated in consolidation.

RESULTS OF OPERATIONS – OTHER

This segment includes our private equity investments, interest income on certain corporate cash balances, certain costs incurred in acquisition activities, and certain corporate overhead costs of RJF that are not allocated to other segments, including the interest costs on our public debt. For an overview of our Other segment operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2022	2021	% change
Revenues:
Interest income	$30	$1	2,900%
Net gains on private equity investments	2	5	(60)%
All other	1	2	(50)%
Total revenues	33	8	313%
Interest expense	(24)	(23)	4%
Net revenues	9	(15)	NM
Non-interest expenses:
Compensation and other	23	32	(28)%
Insurance settlement received	(32)	—	NM
Total non-interest expenses	(9)	32	NM
Pre-tax income/(loss)	$18	$(47)	NM

Quarter ended December 31, 2022 compared with the quarter ended December 31, 2021

Pre-tax income was $18 million compared with a pre-tax loss of $47 million for the prior-year quarter.

Net revenues increased $24 million primarily due to an increase in interest income earned as a result of higher short-term interest rates applicable to our corporate cash balances.

Non-interest expenses decreased $41 million, primarily due to a $32 million insurance settlement received during the quarter related to a previously settled litigation matter, which was reflected as an offset to Other expenses, and to a lesser extent a decrease in compensation and other expenses.

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

Total assets of $77.05 billion as of December 31, 2022 were $3.90 billion, or 5%, less than our total assets as of September 30, 2022. Assets segregated for regulatory purposes and restricted cash decreased $3.37 billion, primarily due to a decrease in client cash balances, which resulted in a decline in client cash held in our CIP and a corresponding decline in segregated assets. Collateralized agreements, other receivables, and brokerage client receivables also decreased compared with September 30, 2022. Partially offsetting these decreases was an increase in bank loans, net of $827 million, primarily related to increases in corporate and residential mortgage loans, partially offset by a decline in securities-based loans.

As of December 31, 2022, our total liabilities of $67.22 billion were $4.30 billion, or 6%, less than our total liabilities as of September 30, 2022. Brokerage client payables decreased $3.72 billion, related to the aforementioned decrease in client cash balances as of December 31, 2022. Accrued compensation, commissions, and benefits decreased $506 million due to the payment of prior-year bonuses and collateralized financings decreased $272 million. These decreases were partially offset by an increase in bank deposits of $622 million.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

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

Capital structure

Common equity (i.e., common stock, additional paid-in capital, and retained earnings) is the primary component of our capital structure. Common equity allows for the absorption of losses on an ongoing basis and for the conservation of resources during stress periods, as it provides us with discretion on the amount and timing of dividends and other capital actions. Information about our common equity is included in the Condensed Consolidated Statements of Financial Condition, the Condensed Consolidated Statements of Changes in Shareholders’ Equity, and Note 16 of this Form 10-Q.

Under regulatory capital rules applicable to us as a bank holding company, we are required to maintain minimum leverage ratios (defined as tier 1 capital divided by adjusted average assets), as well as minimum ratios of tier 1 capital, CET1, and total capital to risk-weighted assets. These capital ratios incorporate quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under the regulatory capital rules and are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. We calculate these ratios in order to assess compliance with both regulatory requirements and internal capital policies. In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. See Note 20 for further information about our regulatory capital and related capital ratios.

The following table presents the components of RJF’s regulatory capital used to calculate the aforementioned regulatory capital ratios.

$ in millions	December 31, 2022	September 30, 2022
Common equity tier 1 capital/Tier 1 capital
Common stock and related additional paid-in capital	$2,977	$2,989
Retained earnings	9,254	8,843
Treasury stock	(1,604)	(1,512)
Accumulated other comprehensive loss	(891)	(982)
Less: Goodwill and identifiable intangible assets, net of related deferred tax liabilities	(1,809)	(1,805)
Other adjustments	801	847
Common equity tier 1 capital	8,728	8,380
Additional tier 1 capital (preferred equity of $120, net of $4 of other items)	116	100
Tier 1 capital	8,844	8,480
Tier 2 capital
Tier 2 capital instruments plus related surplus	100	100
Qualifying allowances for credit losses	463	451
Tier 2 capital	563	551
Total capital	$9,407	$9,031

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following table presents RJF’s risk-weighted assets by exposure type used to calculate the aforementioned regulatory capital ratios.

$ in millions	December 31, 2022	September 30, 2022
On-balance sheet assets:
Corporate exposures	$20,549	$20,147
Exposures to sovereign and government-sponsored entities (1)	1,977	2,002
Exposures to depository institutions, foreign banks, and credit unions	2,389	3,003
Exposures to public-sector entities	749	696
Residential mortgage exposures	3,948	3,732
Statutory multifamily mortgage exposures	70	71
High volatility commercial real estate exposures	119	128
Past due loans	87	110
Equity exposures	514	445
Securitization exposures	150	129
Other assets	7,125	7,325
Off-balance sheet:
Standby letters of credit	65	62
Commitments with original maturity of one year or less	85	98
Commitments with original maturity greater than one year	2,547	2,437
Over-the-counter derivatives	234	305
Other off-balance sheet items	221	423
Market risk-weighted assets	2,799	3,063
Total standardized risk-weighted assets	$43,628	$44,176
(1)RJF’s exposure is predominantly to the U.S. government and its agencies.

Cash flows

Cash and cash equivalents (excluding amounts segregated for regulatory purposes and restricted cash) was $6.18 billion at December 31, 2022, essentially unchanged from September 30, 2022, as investments in bank loans, the payment of prior-year bonuses, repayments of certain FHLB borrowings and common stock repurchases during the quarter were offset by the impacts of positive net income, a decline in receivables, and an increase in bank deposits due to an increase in client cash swept to our Bank segment through the RJBDP.

Sources of liquidity

Approximately $2.01 billion of our total December 31, 2022 cash and cash equivalents included cash held at the parent company, which included cash loaned to RJ&A. As of December 31, 2022, RJF had loaned $1.36 billion to RJ&A (such amount is included in the RJ&A cash balance in the following table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

The following table presents our holdings of cash and cash equivalents.

$ in millions	December 31, 2022
RJF	$672
RJ&A	2,076
TriState Capital Bank	975
Raymond James Bank	783
Raymond James Ltd. (“RJ Ltd.”)	690
Raymond James Capital Services, LLC	226
Raymond James Financial Services, Inc.	137
Charles Stanley Group Limited	122
Raymond James Trust Company of New Hampshire	93
Raymond James Investment Management	89
Other subsidiaries	314
Total cash and cash equivalents	$6,177

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

RJF maintained depository accounts at Raymond James Bank and TriState Capital Bank totaling $272 million as of December 31, 2022. The portion of this total that was available on demand without restrictions, which amounted to $232 million as of December 31, 2022, is reflected in the RJF cash balance and excluded from Raymond James Bank’s cash balance in the preceding table.

A large portion of the cash and cash equivalents balances at our non-U.S. subsidiaries, including RJ Ltd., as of December 31, 2022 was held to meet regulatory requirements and was not available for use by the parent.

In addition to the cash balances described, we have various other potential sources of cash available to the parent company from subsidiaries, as described in the following section.

Liquidity available from subsidiaries

Liquidity is principally available to RJF from RJ&A and Raymond James Bank.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934. As a member firm of the Financial Industry Regulatory Authority (“FINRA”), RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client balances. In addition, covenants in RJ&A’s committed financing facilities require its net capital to be a minimum of 10% of aggregate debit items. At December 31, 2022, RJ&A significantly exceeded the minimum regulatory requirements, the covenants in its financing arrangements pertaining to net capital, as well as its internally-targeted net capital tolerances. FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements which may result in RJ&A limiting dividends it would otherwise remit to RJF. We evaluate regulatory requirements, loan covenants and certain internal tolerances when determining the amount of liquidity available to RJF from RJ&A.

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

	December 31, 2022
$ in millions	RJ&A	RJF	Total	Total number of arrangements
Financing arrangement:
Committed secured	$100	$—	$100	1
Committed unsecured	200	300	500	1
Total committed financing arrangements	$300	$300	$600	2

Outstanding borrowing amount:
Committed secured	$—	$—	$—
Committed unsecured	—	—	—
Total outstanding borrowing amount	$—	$—	$—

Our committed unsecured financing arrangement in the preceding table represents our Credit Facility, which provides for maximum borrowings of up to $500 million, with a sublimit of $300 million for RJF. RJ&A may borrow up to $500 million under the Credit Facility, depending on the amount of outstanding borrowings by RJF. For additional details on our committed unsecured financing arrangement, see our discussion of the Credit Facility in Note 16 of the Notes to Consolidated Financial Statements of our 2022 Form 10-K.

Uncommitted financing arrangements

Our uncommitted financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit. Our arrangements with third-party lenders are generally utilized to finance a portion of our fixed income securities held by RJ&A or for cash management purposes. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed and are generally collateralized by RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements (i.e., securities purchased under agreements to resell). As of December 31, 2022, we had outstanding borrowings under one uncommitted secured borrowing arrangement out of a total of 12 uncommitted financing arrangements (eight uncommitted secured and four uncommitted unsecured). However, lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

The following table presents our borrowings on uncommitted financing arrangements, which were in the form of repurchase agreements in RJ&A and were included in “Collateralized financings” on our Condensed Consolidated Statements of Financial Condition.

$ in millions	December 31, 2022
Outstanding borrowing amount:
Uncommitted secured	$150
Uncommitted unsecured	—
Total outstanding borrowing amount	$150

The average daily balance outstanding during the five most recent quarters, the maximum month-end balance outstanding during the quarter and the period-end balances for repurchase agreements and reverse repurchase agreements are detailed in the following table.

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in millions)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
December 31, 2022	$245	$257	$150	$288	$306	$156
September 30, 2022	$196	$294	$294	$249	$367	$367
June 30, 2022	$203	$276	$100	$238	$300	$168
March 31, 2022	$271	$334	$140	$211	$304	$221
December 31, 2021	$247	$258	$203	$306	$305	$204

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Other borrowings and collateralized financings

We had $1.05 billion in FHLB borrowings outstanding at December 31, 2022, comprised of floating-rate and fixed-rate advances. See Note 13 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding the maturities and interest rates on our FHLB borrowings. The interest rates on our floating-rate advances are generally based on a secured overnight financing rate (“SOFR”). We use interest rate swaps to manage the risk of increases in interest rates associated with our floating-rate FHLB advances by converting the balances subject to variable interest rates to a fixed interest rate. At December 31, 2022, we had pledged $8.36 billion of bank loans, net with the FHLB as security for the repayment of these borrowings and had an additional $5.17 billion in immediate credit available based on collateral pledged. As of December 31, 2022, with the pledge of additional collateral, we had additional credit availability from certain FHLB member banks. See Notes 6 and 13 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding bank loans, net pledged with the FHLB and these borrowings.

A portion of our fixed income transactions are cleared and executed through a third-party clearing organization, which provides financing for the purchase of trading instruments to support such transactions. The amount of financing is based on the amount of trading inventory financed, as well as any deposits held at the clearing organization. Amounts outstanding under this financing arrangement are collateralized by a portion of our trading inventory and accrue interest based on market rates. While we had borrowings outstanding as of December 31, 2022, the clearing organization is under no contractual obligation to lend to us under this arrangement.

We are eligible to participate in the Federal Reserve’s discount window program; however, we do not view borrowings from the Federal Reserve as a primary source of funding.  The credit available in this program is subject to periodic review, may be terminated or reduced at the discretion of the Federal Reserve, and is secured by certain pledged C&I loans. See Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding bank loans, net pledged with the FRB.

As part of the acquisition of TriState Capital, we assumed, as of the closing date, TriState Capital’s subordinated notes due 2030, with an aggregate principal amount of $98 million. See Note 13 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and Note 16 of our 2022 Form 10-K for additional information regarding these borrowings.

We may act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one broker-dealer and then lend them to another.  Where permitted, we have also loaned, to broker-dealers and other financial institutions, securities owned by clients or the firm.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balance of $44 million as of December 31, 2022 related to the securities loaned included in “Collateralized financings” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q. See Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and Note 2 of our 2022 Form 10-K for more information on our collateralized agreements and financings.

Senior notes payable

At December 31, 2022, we had aggregate outstanding senior notes payable of $2.04 billion which, exclusive of any unaccreted premiums or discounts and debt issuance costs, was comprised of $500 million par 4.65% senior notes due 2030, $800 million par 4.95% senior notes due 2046, and $750 million par 3.75% senior notes due 2051. See Note 17 of the Notes to the Consolidated Financial Statements of our 2022 Form 10-K for additional information on senior notes payable.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

management, capital structure, overall risk management, business diversification and market share, and competitive position in the markets in which we operate. Deterioration in any of these factors could impact our credit ratings.  Any rating downgrades could increase our costs in the event we were to obtain additional financing.

Should our credit rating be downgraded prior to a public debt offering, it is probable that we would have to offer a higher rate of interest to bond holders.  A downgrade to below investment grade may make a public debt offering difficult to execute on terms we would consider to be favorable.  A downgrade below investment grade could result in the termination of certain derivative contracts and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. A credit downgrade could damage our reputation and result in certain counterparties limiting their business with us, result in negative comments by analysts, potentially negatively impact investors’ and/or clients’ perception of us and cause a decline in our stock price. None of our borrowing arrangements contains a condition or event of default related to our credit ratings. However, a credit downgrade would result in the firm incurring a higher facility fee on the Credit Facility, in addition to triggering a higher interest rate applicable to any borrowings outstanding on that line as of and subsequent to such downgrade. Conversely, an improvement in RJF’s current credit rating could have a favorable impact on the facility fee, as well as the interest rate applicable to any borrowings on such line.

Other sources and uses of liquidity

We have company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Certain of our non-qualified deferred compensation plans and other employee benefit plans are employee-directed while others are company-directed. Of the company-owned life insurance policies which fund these plans, certain policies could be used as a source of liquidity for the firm. Those policies against which we could readily borrow had a cash surrender value of $811 million as of December 31, 2022, comprised of $513 million related to employee-directed plans and $298 million related to company-directed plans, and we were able to borrow up to 90%, or $730 million, of the December 31, 2022 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to the employee-directed plans. There were no borrowings outstanding against any of these policies as of December 31, 2022.

On May 12, 2021, we filed a “universal” shelf registration statement with the SEC pursuant to which we can issue debt, equity and other capital instruments if and when necessary or perceived by us to be opportune. Subject to certain conditions, this registration statement will be effective through May 12, 2024.

As part of our ongoing operations, we also enter into contractual arrangements that may require future cash payments, including certificates of deposit, lease obligations and other contractual arrangements, such as for software and various services. See Notes 11 and 12 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding our lease obligations and certificates of deposit, respectively. We have entered into investment commitments, lending commitments and other commitments to extend credit for which we are unable to reasonably predict the timing of future payments. See Note 15 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information.

REGULATORY

Refer to the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in “Item 1 - Business - Regulation” of our 2022 Form 10-K.

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of December 31, 2022, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF, Raymond James Bank, and TriState Capital Bank were categorized as “well-capitalized” as of December 31, 2022. The maintenance of certain risk-based and other regulatory capital levels could influence various capital allocation decisions impacting one or more of our businesses.  However, due to the current capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities. See Note 20 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information on regulatory capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

CRITICAL ACCOUNTING ESTIMATES

The condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses for the reporting period. Management has established detailed policies and control procedures intended to ensure the appropriateness of such estimates and assumptions and their consistent application from period to period. For a description of our significant accounting policies, see Note 2 of the Notes to Consolidated Financial Statements of our 2022 Form 10-K.

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

Loss provisions

Loss provisions for legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of the Notes to Consolidated Financial Statements of our 2022 Form 10-K. In addition, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding legal and regulatory matters contingencies as of December 31, 2022.

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

To demonstrate the sensitivity of credit loss estimates on our bank loan portfolio to macroeconomic forecasts, we compared our modeled estimates under the base case economic scenario used to estimate the allowance for credit losses as of December 31, 2022, to what our estimate would have been under a downside case scenario and an upside scenario, without considering any offsetting effects in the qualitative component of our allowance for credit losses as of December 31, 2022. As of December 31, 2022, use of the downside case scenario would have resulted in an increase of approximately $170 million in the quantitative portion of our allowance for credit losses on bank loans, while the use of the upside case would have resulted in a reduction of approximately $35 million in the quantitative portion of our allowance for credit losses on bank loans at December 31, 2022. These hypothetical outcomes reflect the relative sensitivity of the modeled portion of our allowance estimate to macroeconomic forecasted scenarios but do not consider any potential impact qualitative adjustments could have on the allowance for credit losses in such environments. Qualitative adjustments could either increase or decrease modeled loss estimates calculated using an alternative economic scenario assumption. Further, such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance for a number of reasons including: (1) management’s predictions of future economic trends and relationships among the scenarios may differ from actual events; and (2) management’s application of subjective measures to modeled results through the qualitative portion of the allowance for credit losses when appropriate. The

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

downside case scenario utilized in this hypothetical sensitivity analysis assumes a moderate recession. To the extent macroeconomic conditions worsen beyond those assumed in this downside case scenario, we could incur provisions for credit losses significantly in excess of those estimated in this analysis.

See Note 2 of the Notes to Consolidated Financial Statements of our 2022 Form 10-K for information regarding our methodologies and assumptions used in estimating the allowance for credit losses. See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding our allowance for credit losses related to bank loans as of December 31, 2022.

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

RISK MANAGEMENT

Risks are an inherent part of our business and activities. Management of risk is critical to our fiscal soundness and profitability. Our risk management processes are multi-faceted and require communication, judgment, and knowledge of financial products and markets. We have a formal Enterprise Risk Management (“ERM”) program to assess and review aggregate risks across the firm. Our management takes an active role in the ERM process, which requires specific administrative and business functions to participate in the identification, assessment, monitoring, and control of various risks.

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

Market risk

Market risk is our risk of loss resulting from the impact of changes in market prices on our trading inventory, derivatives, and investment positions. We have exposure to market risk primarily through our broker-dealer trading operations and our banking operations. Through our broker-dealer subsidiaries, we trade debt obligations and equity securities and maintain trading inventories to ensure availability of securities to facilitate client transactions. Inventory levels may fluctuate daily as a result of client demand. We also hold investments within our available-for-sale securities portfolio, and from time-to-time may hold SBA loan securitizations not yet transferred. Our primary market risks relate to interest rates, equity prices, and foreign exchange rates. Interest rate risk results from changes in levels of interest rates, the volatility of interest rates, mortgage prepayment speeds, and credit spreads. Equity risk results from changes in prices of equity securities. Foreign exchange risk results from changes in spot prices, forward prices, and volatility of foreign exchange rates. See Note 2 of the Notes to Consolidated Financial Statements of our 2022 Form 10-K and Notes 3, 4, and 5 of the Notes to Condensed Consolidated

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Financial Statements of this Form 10-Q for fair value and other information regarding our trading inventories, available-for-sale securities, and derivative instruments.

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

Interest rate risk

Trading activities

We are exposed to interest rate risk as a result of our trading inventory (primarily comprised of fixed income instruments) in our Capital Markets segment. Changes in value of our trading inventory may result from fluctuations in interest rates, credit spreads, equity prices, macroeconomic factors, investor expectations or risk appetites, liquidity, as well as dynamic relationships among these factors. We actively manage interest rate risk arising from our fixed income trading inventory through the use of hedging strategies utilizing U.S. Treasuries, futures contracts, liquid spread products, and derivatives.

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

We monitor Value-at-Risk (“VaR”) for all of our trading portfolios on a daily basis for risk management purposes and as a result of applying the Fed’s Market Risk Rule (“MRR”) for the purpose of calculating our capital ratios. The MRR, also known as the “Risk-Based Capital Guidelines: Market Risk” rule released by the Fed, the Office of the Comptroller of the Currency and the FDIC, requires us to calculate VaR for all of our trading portfolios, including fixed income, equity, derivatives, and foreign exchange instruments. VaR is an appropriate statistical technique for estimating potential losses in trading portfolios due to typical adverse market movements over a specified time horizon with a suitable confidence level. However, there are inherent limitations of utilizing VaR including: historical movements in markets may not accurately predict future market movements; VaR does not take into account the liquidity of individual positions; VaR does not estimate losses over longer time horizons; and extended periods of one-directional markets potentially distort risks within the portfolio. In addition, should markets become more volatile, actual trading losses may exceed VaR results presented on a single day and might accumulate over a longer time horizon. As a result, management complements VaR with sensitivity analysis and stress testing and employs additional controls such as a daily review of trading results, review of aged inventory, independent review of pricing, monitoring of concentrations, and review of issuer ratings.

To calculate VaR, we use models which incorporate historical simulation. This approach assumes that historical changes in market conditions, such as in interest rates and equity prices, are representative of future changes. Simulation is based on daily market data for the previous twelve months. VaR is reported at a 99% confidence level for a one-day time horizon. Assuming that future market conditions change as they have in the past twelve months, we would expect to incur losses greater than those predicted by our one-day VaR estimates about once every 100 trading days, or about three times per year on average. For regulatory capital calculation purposes, we also report VaR and Stressed VaR numbers for a ten-day time horizon. The VaR model is independently reviewed by our Model Risk Management function. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Model risk” of our 2022 Form 10-K for further information.

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

	Three months ended December 31, 2022		Period-end VaR			Three months ended December 31,
$ in millions	High	Low	December 31, 2022	September 30, 2022	$ in millions	2022	2021
Daily VaR	$3	$2	$3	$3	Average daily VaR	$2	$1

Average daily VaR was higher during the three months ended December 31, 2022 compared with the three months ended December 31, 2021 due to the impact increased market volatility in December 2022, as well as the addition of the SumRidge Partners trading inventory.

The Fed’s MRR requires us to perform daily back-testing procedures for our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income, and intraday trading. Regulatory-defined daily trading losses are used to evaluate the performance of our VaR model and are not comparable to our actual daily net revenues. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the three months ended December 31, 2022, our regulatory-defined daily losses in our trading portfolios did not exceed our predicted VaR.

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

One of the objectives of the Asset and Liability Committee is to manage the sensitivity of net interest income to changes in market interest rates. This committee uses several measures to monitor and limit interest rate risk in our banking operations, including scenario analysis and economic value of equity. We utilize a hedging strategy using interest rate swaps in our banking operations as a result of our asset and liability management process. For further information regarding this hedging strategy, see Note 2 of the Notes to Consolidated Financial Statements of our 2022 Form 10-K and Notes 12 and 13 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

Instantaneous changes in rate (1)	Net interest income ($ in millions)	Projected change in net interest income
+200	$2,533	16%
+100	$2,353	8%
0	$2,176	—%
-100	$1,981	(9)%
-200	$1,823	(16)%
(1) Our 0-basis point scenario was based on interest rates as of December 31, 2022 and did not include the impact of the Fed’s February 1, 2023 increase in its benchmark short-term rate.

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net interest analysis” of this Form 10-Q for a discussion of the impact changes in short-term interest rates could have on the consolidated firm’s operations.

The following table shows the maturities of our bank loan portfolio at December 31, 2022, including contractual principal repayments.  Maturities are generally determined based upon contractual terms; however, rollovers or extensions that are included for the purposes of measuring the allowance for credit losses are reflected in maturities in the following table. This table does not include any estimates of prepayments, which could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the table.

	Due in
$ in millions	One year or less	> One year – five years	> Five years - fifteen years	> Fifteen years	Total
SBL	$14,405	$354	$125	$1	$14,885
C&I loans	941	7,320	3,106	38	11,405
CRE loans	933	4,112	1,861	23	6,929
REIT loans	129	1,413	138	—	1,680
Residential mortgage loans	17	31	214	7,556	7,818
Tax-exempt loans	167	260	1,240	—	1,667
Total loans held for investment	16,592	13,490	6,684	7,618	44,384
Held for sale loans	1	—	33	56	90
Total loans held for sale and investment	$16,593	$13,490	$6,717	$7,674	$44,474

The following table shows the distribution of the recorded investment of those bank loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2022.

	Interest rate type
$ in millions	Fixed	Adjustable	Total
SBL	$5	$475	$480
C&I loans	779	9,685	10,464
CRE loans	341	5,655	5,996
REIT loans	—	1,551	1,551
Residential mortgage loans	232	7,569	7,801
Tax-exempt loans	1,500	—	1,500
Total loans held for investment	2,857	24,935	27,792
Held for sale loans	2	87	89
Total loans held for sale and investment	$2,859	$25,022	$27,881

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

In our available-for-sale securities portfolio, we hold primarily fixed-rate agency-backed MBS, agency-backed CMOs, and U.S. Treasuries, which are carried at fair value on our Condensed Consolidated Statements of Financial Condition, with changes in the fair value of the portfolio recorded through OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. At December 31, 2022, our available-for-sale securities portfolio had a fair value of $9.79 billion with a weighted-average yield of 1.94%. The effective duration of our available-for-sale securities portfolio as of December 31, 2022 was approximately 3.74, where duration is defined as the approximate percentage change in price for a 100-basis point change in rates. See Note 4 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on our available-for-sale securities portfolio.

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

Foreign exchange risk

We are subject to foreign exchange risk due to our investments in foreign subsidiaries as well as transactions and resulting balances denominated in a currency other than the U.S. dollar. For example, our bank loan portfolio includes loans which are denominated in Canadian dollars, totaling $1.52 billion and $1.51 billion at December 31, 2022 and September 30, 2022, respectively, when converted to the U.S. dollar. A majority of such loans are held in a Canadian subsidiary of Raymond James Bank, which is discussed in the following sections.

Investments in foreign subsidiaries

Raymond James Bank has an investment in a Canadian subsidiary, resulting in foreign exchange risk. To mitigate its foreign exchange risk, Raymond James Bank utilizes short-term, forward foreign exchange contracts. These derivatives are primarily accounted for as net investment hedges in the condensed consolidated financial statements. See Note 2 of the Notes to Consolidated Financial Statements of our 2022 Form 10-K and Note 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding these derivatives.

At December 31, 2022, we had foreign exchange risk in our investment in RJ Ltd. of CAD $395 million and in our investment in Charles Stanley of £274 million, which were not hedged. All of our other investments in subsidiaries located in Europe are not hedged and we do not believe we had material foreign exchange risk either individually, or in the aggregate, pertaining to these subsidiaries as of December 31, 2022. Foreign exchange gains/losses related to our foreign investments are primarily reflected in OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 16 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding our components of OCI.

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

Credit risk

Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s or counterparty’s ability to meet its financial obligations under contractual or agreed-upon terms. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction, and the parties involved. Credit risk is an integral component of the profit assessment of lending and other financing activities. See further discussion of our credit risk, including how we manage such risk, in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” of our 2022 Form 10-K.

Brokerage activities

We are engaged in various trading and brokerage activities in which our counterparties primarily include broker-dealers, banks, exchanges, clearing organizations, and other financial institutions. We are exposed to risk that these counterparties may not fulfill their obligations. In addition, certain commitments, including underwritings, may create exposure to individual issuers and businesses. The risk of default depends on the creditworthiness of the counterparty and/or the issuer of the instrument. In addition, we may be subject to concentration risk if we hold large positions in or have large commitments to a single counterparty, borrower, or group of similar counterparties or borrowers (e.g., in the same industry). We seek to mitigate these risks by imposing and monitoring individual and aggregate position limits within each business segment for each counterparty, conducting regular credit reviews of financial counterparties, reviewing security, derivative and loan concentrations, holding and calculating the fair value of collateral on certain transactions and conducting business through clearing organizations, which may guarantee performance. See Note 2 of the Notes to Consolidated Financial Statements of our 2022 Form 10-K and Notes 5 and 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information about our credit risk mitigation related to derivatives and collateralized agreements.

Our client activities involve the execution, settlement, and financing of various transactions on behalf of our clients. Client activities are transacted on either a cash or margin basis. Credit exposure results from client margin loans, which are monitored daily and are collateralized by the securities in the clients’ accounts. We monitor exposure to industry sectors and individual securities and perform analysis on a daily basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions. In addition, when clients execute a purchase, we are at some risk that the client will default on their financial obligation associated with the trade. If this occurs, we may have to liquidate the position at a loss. See Note 2 of the Notes to the Consolidated Financial Statements of our 2022 Form 10-K for further information about our determination of the allowance for credit losses associated with certain of our brokerage lending activities.

We offer loans to financial advisors for recruiting and retention purposes. We have credit risk and may incur a loss primarily in the event that such borrower is no longer affiliated with us. See Note 2 of the Notes to the Consolidated Financial Statements of our 2022 Form 10-K and Note 8 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information about our loans to financial advisors.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

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

While our bank loan portfolio is diversified, a significant downturn in the overall economy, deterioration in real estate values or a significant issue within any sector or sectors where we have a concentration will generally result in large provisions for credit losses and/or charge-offs. We determine the allowance required for specific loan pools based on relative risk characteristics of the loan portfolio. On an ongoing basis, we evaluate our methods for determining the allowance for each class of loans and make enhancements we consider appropriate. Our allowance for credit losses methodology is described in Note 2 of the Notes to the Consolidated Financial Statements of our 2022 Form 10-K. As our bank loan portfolio is segregated into six portfolio segments, likewise, the allowance for credit losses is segregated by these same segments.  See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” of our 2022 Form 10-K for further information about the risk characteristics relevant to each portfolio segment.

The level of charge-off activity is a factor that is considered in evaluating the potential severity of future credit losses. The following table presents net loan (charge-offs)/recoveries and the annualized percentage of net loan (charge-offs)/recoveries to the average outstanding loan balances by loan portfolio segment.

	Three months ended December 31,
	2022		2021
$ in millions	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans
C&I loans	$(4)	0.14%	$(2)	0.09%
CRE loans	2	0.12%	—	—%
Residential mortgage loans	—	—%	1	0.07%
Total loans held for sale and investment	$(2)	0.02%	$(1)	0.02%

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

$ in millions	December 31, 2022	September 30, 2022
Nonperforming loans (1)	$61	$74
Nonperforming assets	$61	$74

Nonperforming loans as a % of total loans held for sale and investment	0.14%	0.17%
Allowance for credit losses as a % of nonperforming loans	669%	535%
Nonperforming assets as a % of Bank segment total assets	0.11%	0.13%
(1)     Nonperforming loans at December 31, 2022 and September 30, 2022 included $39 million and $63 million of loans, respectively, which were current pursuant to their contractual terms.

The nonperforming loan balances in the preceding table excluded $7 million as of both December 31, 2022 and September 30, 2022, of residential troubled debt restructurings which were returned to accrual status in accordance with our policy.

Although our nonperforming assets as a percentage of our Bank segment’s assets remained low as of December 31, 2022, any prolonged period of market deterioration could result in an increase in our nonperforming assets, an increase in our allowance for credit losses and/or an increase in net charge-offs in future periods, although the extent would depend on future developments that are highly uncertain.

See further explanation of our bank loan portfolio segments, allowance for credit losses, and the credit loss provision in Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and “Management’s Discussion and Analysis - Results of Operations - Bank” of this Form 10-Q and Note 2 of the Notes to the Consolidated Financial Statements of our 2022 Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Loan underwriting policies

Our underwriting policies for the major types of bank loans are described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” of our 2022 Form 10-K.

Risk monitoring process

Another component of credit risk strategy for our bank loan portfolio is the ongoing risk monitoring and review processes, including our internal loan review process, as well as our rigorous processes to manage and limit credit losses arising from loan delinquencies. There are various other factors included in these processes, depending on the loan portfolio. There were no significant changes to those processes during the three months ended December 31, 2022.

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

We track and review many factors to monitor credit risk in our residential mortgage loan portfolio. The factors include, but are not limited to: loan performance trends, loan product parameters and qualification requirements, borrower credit scores, level of documentation, loan purpose, geographic concentrations, average loan size, risk rating, and LTV ratios. See Note 7 of the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q for additional information about our residential mortgage loan portfolio.

The following table presents a summary of delinquent residential mortgage loans, the vast majority of which are first mortgage loans, which are comprised of loans which are two or more payments past due as well as loans in the process of foreclosure.

	Amount of delinquent residential mortgage loans			Delinquent residential mortgage loans as a percentage of outstanding residential mortgage loan balances
$ in millions	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
December 31, 2022	$5	$6	$11	0.06%	0.08%	0.14%
September 30, 2022	$6	$6	$12	0.08%	0.08%	0.16%

Our December 31, 2022 percentage compares favorably to the national average for over 30 day delinquencies of 1.98%, as most recently reported by the Fed.

Credit risk is also managed by diversifying the residential mortgage portfolio. Most of the loans in our residential loan portfolio are to PCG clients across the U.S. The following table details the geographic concentrations (top five states) of our one-to-four family residential mortgage loans.

	December 31, 2022
	Loans outstanding as a % of total residential mortgage loans held for sale and investment	Loans outstanding as a % of total loans held for sale and investment
CA	26%	5%
FL	17%	3%
TX	8%	1%
NY	8%	1%
CO	4%	1%

The occurrence of a natural disaster or severe weather event in any of these states, for example wildfires in California and hurricanes in Florida, could result in additional credit loss provisions and/or charge-offs on our loans in such states and therefore negatively impact our net income and regulatory capital in any given period.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize.  At December 31, 2022 and September 30, 2022, these loans totaled $2.63 billion and $2.55 billion, respectively, or approximately 34% and 35% of the residential mortgage portfolio, respectively.  The weighted-average number of years before the remainder of the loans, which were still in their interest-only period at December 31, 2022, begins amortizing is six years.

Corporate and tax-exempt loans

Credit risk in our corporate and tax-exempt loan portfolios is monitored on an individual loan basis. The majority of our tax-exempt loan portfolio is comprised of loans to investment-grade borrowers. Credit risk is managed by diversifying the corporate bank loan portfolio. Our corporate bank loan portfolio does not contain a significant concentration in any single industry. The following table details the industry concentrations (top five categories) of our corporate bank loans.

	December 31, 2022
	Loans outstanding as a % of total corporate bank loans held for sale and investment	Loans outstanding as a % of total loans held for sale and investment
Multi-family	11%	5%
Industrial warehouse	8%	4%
Loan fund	7%	3%
Office real estate	6%	3%
Consumer products and services	5%	2%

Certain sectors continue to be impacted by supply chain disruptions and changes in consumer behavior. In addition, macroeconomic uncertainty has further exacerbated supply chain stresses and inflation concerns. Further, the Fed’s measures to control inflation, including through increases in short-term interest rates, have had an impact on consumer behavior and are likely to continue to do so in the near-term. These and related factors could negatively impact our borrowers, particularly those in consumer-facing or supply-dependent industries. In addition, we continue to monitor our exposure to office real estate where trends have changed following the COVID-19 pandemic.

Liquidity risk

See the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” of this Form 10-Q for information regarding our liquidity and how we manage liquidity risk.

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes, including cybersecurity incidents. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Operational risk” of our 2022 Form 10-K for a discussion of our operational risk and certain of our risk mitigation processes.

Periods of severe market volatility can result in a significantly higher level of transactions on specific days, which may present operational challenges from time to time that may result in losses. These losses can result from, but are not limited to, trade errors, failed transaction settlements, late collateral calls to borrowers and counterparties, or interruptions to our system processing. We did not incur any significant losses related to such operational challenges during the three months ended December 31, 2022.

As more fully described in the discussion of our business technology risks included in various risk factors presented in “Item 1A - Risk Factors” of our 2022 Form 10-K, despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, cyber-attacks and other information security breaches, and other events that could have an impact on the security and stability of our operations.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Model risk

Model risk refers to the possibility of unintended business outcomes arising from the design, implementation or use of models. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Model risk” of our 2022 Form 10-K for information regarding how we utilize models throughout the firm and how we manage model risk.

Compliance risk

Compliance risk is the risk of legal or regulatory sanctions, financial loss, or reputational damage that the firm may suffer from a failure to comply with applicable laws, external standards, or internal requirements. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Compliance risk” of our 2022 Form 10-K for information on our compliance risks, including how we manage such risks.

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

Changes in Internal Control over Financial Reporting

There were no changes during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered securities for the three months ended December 31, 2022.

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described in the following paragraphs. The following table presents information on our purchases of our own stock, on a monthly basis, for the three months ended December 31, 2022.

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) at each month-end of securities that may yet be purchased under the plans or programs
October 1, 2022 – October 31, 2022	358,103	$105.94	354,313	$800
November 1, 2022 – November 30, 2022	78,798	$120.60	—	$800
December 1, 2022 – December 31, 2022	937,747	$106.64	937,737	$1,400
First quarter	1,374,648	$107.26	1,292,050

In December 2022, the Board of Directors authorized repurchase of our common stock in an aggregate amount of up to $1.5 billion, which replaced the previous authorization.

In the preceding table, the total number of shares purchased includes shares purchased pursuant to the Restricted Stock Trust Fund, which was established to acquire our common stock in the open market and used to settle RSUs granted as a retention vehicle for certain employees of our wholly-owned Canadian subsidiaries. For more information on this trust fund, see Note 2 of the Notes to Consolidated Financial Statements of our 2022 Form 10-K and Note 9 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. These activities do not utilize the repurchase authorization presented in the preceding table.

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

10.1
Form of Restricted Stock Unit Award Notice and Agreement for Special Retention Award (performance-based vesting with rTSR) for Mr. Paul C. Reilly under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2022.

10.2
Form of Restricted Stock Unit Award Notice and Agreement for Special Retention Award (time-based vesting) for Mr. Paul C. Reilly under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2022.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	February 3, 2023	/s/ Paul C. Reilly
Paul C. Reilly
Chair and Chief Executive Officer

Date:	February 3, 2023	/s/ Paul M. Shoukry
Paul M. Shoukry
Chief Financial Officer