Form 10-Q
period 2023-03-31
RAYMOND JAMES FINANCIAL INC
filed 2023-05-08
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
211,910,694 shares of common stock as of May 4, 2023

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in millions, except per share amounts	March 31, 2023	September 30, 2022
Assets:
Cash and cash equivalents	$8,663	$6,178
Assets segregated for regulatory purposes and restricted cash	4,697	8,481
Collateralized agreements	379	704
Financial instruments, at fair value:
Trading assets ($935 and $1,188 pledged as collateral)	993	1,270
Available-for-sale securities ($26 and $74 pledged as collateral)	9,773	9,885
Derivative assets	91	188
Other investments ($21 and $14 pledged as collateral)	318	292
Brokerage client receivables, net	2,575	2,934
Other receivables, net	1,711	1,615
Bank loans, net	43,683	43,239
Loans to financial advisors, net	1,108	1,152
Deferred income taxes, net	573	630
Goodwill and identifiable intangible assets, net	1,932	1,931
Other assets	2,684	2,452
Total assets	$79,180	$80,951

Liabilities and shareholders’ equity:
Bank deposits	$54,229	$51,357
Collateralized financings	327	466
Financial instrument liabilities, at fair value:
Trading liabilities	710	836
Derivative liabilities	351	530
Brokerage client payables	6,848	11,446
Accrued compensation, commissions and benefits	1,461	1,787
Other payables	1,597	1,768
Other borrowings	1,650	1,291
Senior notes payable	2,038	2,038
Total liabilities	69,211	71,519
Commitments and contingencies (see Note 16)
Shareholders’ equity
Preferred stock	120	120
Common stock; $.01 par value; 650,000,000 shares authorized; 248,323,901 shares issued and 211,581,156 shares outstanding as of March 31, 2023; 248,018,564 shares issued and 215,122,523 shares outstanding as of September 30, 2022	2	2
Additional paid-in capital	3,035	2,987
Retained earnings	9,590	8,843
Treasury stock, at cost; 36,742,745 and 32,896,041 common shares as of March 31, 2023 and September 30, 2022, respectively	(1,954)	(1,512)
Accumulated other comprehensive loss	(798)	(982)
Total equity attributable to Raymond James Financial, Inc.	9,995	9,458
Noncontrolling interests	(26)	(26)
Total shareholders’ equity	9,969	9,432
Total liabilities and shareholders’ equity	$79,180	$80,951
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
in millions, except per share amounts	2023	2022	2023	2022
Revenues:
Asset management and related administrative fees	$1,302	$1,464	$2,544	$2,846
Brokerage revenues:
Securities commissions	369	422	721	847
Principal transactions	127	142	259	275
Total brokerage revenues	496	564	980	1,122
Account and service fees	258	179	547	356
Investment banking	154	235	295	660
Interest income	915	242	1,742	467
Other	32	27	76	78
Total revenues	3,157	2,711	6,184	5,529
Interest expense	(284)	(38)	(525)	(75)
Net revenues	2,873	2,673	5,659	5,454
Non-interest expenses:
Compensation, commissions and benefits	1,820	1,852	3,556	3,736
Non-compensation expenses:
Communications and information processing	153	127	292	239
Occupancy and equipment	68	62	134	121
Business development	54	34	110	69
Investment sub-advisory fees	36	40	70	78
Professional fees	38	27	70	55
Bank loan provision for credit losses	28	21	42	10
Other	119	77	176	155
Total non-compensation expenses	496	388	894	727
Total non-interest expenses	2,316	2,240	4,450	4,463
Pre-tax income	557	433	1,209	991
Provision for income taxes	130	110	273	222
Net income	427	323	936	769
Preferred stock dividends	2	—	4	—
Net income available to common shareholders	$425	$323	$932	$769

Earnings per common share – basic	$1.97	$1.56	$4.33	$3.71
Earnings per common share – diluted	$1.93	$1.52	$4.23	$3.61
Weighted-average common shares outstanding – basic	214.3	207.7	214.5	207.0
Weighted-average common and common equivalent shares outstanding – diluted	219.2	213.0	219.7	212.6

Net income	$427	$323	$936	$769
Other comprehensive income/(loss), net of tax:
Available-for-sale securities	97	(320)	144	(375)
Currency translations, net of the impact of net investment hedges	7	(11)	53	(11)
Cash flow hedges	(11)	29	(13)	38
Total other comprehensive income/(loss), net of tax	93	(302)	184	(348)
Total comprehensive income	$520	$21	$1,120	$421
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
$ in millions, except per share amounts	2023	2022	2023	2022
Preferred stock:
Balance beginning of period	$120	$—	$120	$—
Shares issuances	—	—	—	—
Balance end of period	120	—	120	—

Common stock, par value $.01 per share:
Balance beginning of period	2	2	2	2
Share issuances	—	—	—	—
Balance end of period	2	2	2	2

Additional paid-in capital:
Balance beginning of period	2,975	2,055	2,987	2,088
Employee stock purchases	15	14	22	22
Distributions due to vesting of restricted stock units and exercise of stock options, net of forfeitures	(11)	(17)	(110)	(122)
Share-based compensation amortization	56	41	136	105
Balance end of period	3,035	2,093	3,035	2,093

Retained earnings:
Balance beginning of period	9,254	8,003	8,843	7,633
Net income	427	323	936	769
Common and preferred stock cash dividends declared (see Note 17)	(91)	(70)	(189)	(146)
Balance end of period	9,590	8,256	9,590	8,256

Treasury stock:
Balance beginning of period	(1,604)	(1,373)	(1,512)	(1,437)
Purchases/surrenders	(358)	—	(505)	(10)
Reissuances due to vesting of restricted stock units and exercise of stock options	8	13	63	87
Balance end of period	(1,954)	(1,360)	(1,954)	(1,360)

Accumulated other comprehensive loss:
Balance beginning of period	(891)	(87)	(982)	(41)
Other comprehensive income/(loss), net of tax	93	(302)	184	(348)
Balance end of period	(798)	(389)	(798)	(389)
Total equity attributable to Raymond James Financial, Inc.	$9,995	$8,602	$9,995	$8,602

Noncontrolling interests:
Balance beginning of period	$(26)	$52	$(26)	$58
Net loss attributable to noncontrolling interests	—	(2)	—	—
Deconsolidations and sales	—	(43)	—	(51)
Balance end of period	(26)	7	(26)	7
Total shareholders’ equity	$9,969	$8,609	$9,969	$8,609
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
$ in millions	2023	2022
Cash flows from operating activities:
Net income	$936	$769
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	81	69
Deferred income taxes, net	(4)	12
Premium and discount amortization on available-for-sale securities and bank loans and net unrealized gain/loss on other investments	(23)	24
Provisions for credit losses and legal and regulatory proceedings	78	16
Share-based compensation expense	138	109
Unrealized (gain)/loss on company-owned life insurance policies, net of expenses	(86)	19
Other	(3)	10
Net change in:
Assets segregated for regulatory purposes excluding cash and cash equivalents	—	(8,294)
Collateralized agreements, net of collateralized financings	186	59
Loans (provided to) financial advisors, net of repayments	34	(76)
Brokerage client receivables and other receivables, net	145	(299)
Trading instruments, net	163	160
Derivative instruments, net	(122)	166
Other assets	(65)	(39)
Brokerage client payables and other payables	(4,892)	6,556
Accrued compensation, commissions and benefits	(332)	(278)
Purchases and originations of loans held for sale, net of proceeds from sales of securitizations and loans held for sale	6	(153)
Net cash used in operating activities	(3,760)	(1,170)

Cash flows from investing activities:
Increase in bank loans, net	(621)	(2,850)
Proceeds from sales of loans held for investment	142	134
Purchases of available-for-sale securities	(325)	(1,992)
Available-for-sale securities maturations, repayments and redemptions	639	952
Cash and cash equivalents acquired in business acquisitions, including those segregated for regulatory purposes, net of cash paid for acquisitions	—	1,671
Additions to property and equipment	(69)	(42)
Purchase of Federal Home Loan Bank stock, net	(35)	—
Investment in note receivable	—	(125)
Purchases of other investments, net	(6)	(80)
Other investing activities, net	(44)	(71)
Net cash used in investing activities	(319)	(2,403)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six months ended March 31,
$ in millions	2023	2022
Cash flows from financing activities:
Increase in bank deposits	2,872	2,190
Repurchases of common stock and share-based awards withheld for payment of withholding tax requirements	(558)	(59)
Dividends on preferred and common stock	(174)	(131)
Exercise of stock options and employee stock purchases	25	32
Proceeds from Federal Home Loan Bank advances	1,650	850
Repayments of Federal Home Loan Bank advances and other borrowed funds	(1,291)	(852)
Other financing, net	(2)	(5)
Net cash provided by financing activities	2,522	2,025

Currency adjustment:
Effect of exchange rate changes on cash and cash equivalents, including those segregated for regulatory purposes	258	(49)
Net decrease in cash and cash equivalents, including those segregated for regulatory purposes and restricted cash	(1,299)	(1,597)
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at beginning of year	14,659	16,449
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of period	$13,360	$14,852

Cash and cash equivalents	$8,663	$5,715
Cash and cash equivalents segregated for regulatory purposes and restricted cash	4,697	9,137
Total cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of period	$13,360	$14,852

Supplemental disclosures of cash flow information:
Cash paid for interest	$483	$76
Cash paid for income taxes, net	$389	$293
Cash outflows for lease liabilities	$60	$52
Non-cash right-of-use assets recorded for new and modified leases	$42	$26

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2023

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

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of March 31, 2023
Assets at fair value on a recurring basis:
Trading assets:
Municipal and provincial obligations	$—	$177	$—	$—	$177
Corporate obligations	17	520	—	—	537
Government and agency obligations	40	83	—	—	123
Agency mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMOs”) and asset-backed securities (“ABS”)	—	27	—	—	27
Non-agency CMOs and ABS	—	106	—	—	106
Total debt securities	57	913	—	—	970
Equity securities	8	2	—	—	10
Brokered certificates of deposit	1	9	—	—	10
Other	—	—	3	—	3
Total trading assets	66	924	3	—	993
Available-for-sale securities (1)	1,021	8,752	—	—	9,773
Derivative assets:
Interest rate	9	361	—	(279)	91
Total derivative assets	9	361	—	(279)	91
All other investments:
Government and agency obligations (2)	97	—	—	—	97
Other	93	1	28	—	122
Total all other investments	190	1	28	—	219
Other assets - fractional shares	92	—	—	—	92
Subtotal	1,378	10,038	31	(279)	11,168
Other investments - private equity - measured at net asset value (“NAV”)					99
Total assets at fair value on a recurring basis	$1,378	$10,038	$31	$(279)	$11,267

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$1	$—	$—	$—	$1
Corporate obligations	—	563	—	—	563
Government and agency obligations	99	2	—	—	101
Non-agency CMOs and ABS	—	4	—	—	4
Total debt securities	100	569	—	—	669
Equity securities	41	—	—	—	41
Total trading liabilities	141	569	—	—	710
Derivative liabilities:
Interest rate	8	408	—	(78)	338
Foreign exchange	—	9	—	—	9
Other	—	—	4	—	4
Total derivative liabilities	8	417	4	(78)	351
Other payables - fractional shares	92	—	—	—	92
Total liabilities at fair value on a recurring basis	$241	$986	$4	$(78)	$1,153

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of September 30, 2022
Assets at fair value on a recurring basis:
Trading assets:
Municipal and provincial obligations	$—	$269	$—	$—	$269
Corporate obligations	16	579	—	—	595
Government and agency obligations	86	85	—	—	171
Agency MBS, CMOs, and ABS	—	123	—	—	123
Non-agency CMOs and ABS	—	61	—	—	61
Total debt securities	102	1,117	—	—	1,219
Equity securities	20	—	—	—	20
Brokered certificates of deposit	—	30	—	—	30
Other	—	—	1	—	1
Total trading assets	122	1,147	1	—	1,270
Available-for-sale securities (1)	986	8,899	—	—	9,885
Derivative assets:
Interest rate	42	484	—	(348)	178
Foreign exchange	—	10	—	—	10
Total derivative assets	42	494	—	(348)	188
All other investments:
Government and agency obligations (2)	79	—	—	—	79
Other	92	2	29	—	123
Total all other investments	171	2	29	—	202
Other assets - fractional shares	78	—	—	—	78
Subtotal	1,399	10,542	30	(348)	11,623
Other investments - private equity - measured at NAV					90
Total assets at fair value on a recurring basis	$1,399	$10,542	$30	$(348)	$11,713

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$5	$—	$—	$—	$5
Corporate obligations	—	555	—	—	555
Government and agency obligations	249	—	—	—	249
Total debt securities	254	555	—	—	809
Equity securities	27	—	—	—	27
Total trading liabilities	281	555	—	—	836
Derivative liabilities:
Interest rate	40	547	—	(65)	522
Foreign exchange	—	5	—	—	5
Other	—	—	3	—	3
Total derivative liabilities	40	552	3	(65)	530
Other payables - fractional shares	78	—	—	—	78
Total liabilities at fair value on a recurring basis	$399	$1,107	$3	$(65)	$1,444

(1)    Our available-for-sale securities primarily consist of agency MBS, agency CMOs and U.S. Treasury securities (“U.S. Treasuries”). See Note 4 for further information.
(2)    These assets are primarily comprised of U.S. Treasuries purchased to meet certain deposit requirements with clearing organizations.

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

Three months ended March 31, 2023 Level 3 instruments at fair value
	Financial assets		Financial liabilities
	Trading assets	Other investments	Derivative liabilities
$ in millions	Other	All other	Other
Fair value beginning of period	$6	$30	$(4)
Total gains/(losses) included in earnings	—	(2)	—
Purchases and contributions	11	—	—
Sales and distributions	(14)	—	—
Transfers:
Into Level 3	—	—	—
Out of Level 3	—	—	—
Fair value end of period	$3	$28	$(4)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$(2)	$—

Six months ended March 31, 2023 Level 3 instruments at fair value
	Financial assets		Financial liabilities
	Trading assets	Other investments	Derivative liabilities
$ in millions	Other	All other	Other
Fair value beginning of period	$1	$29	$(3)
Total gains/(losses) included in earnings	—	(1)	(1)
Purchases and contributions	36	—	—
Sales and distributions	(34)	—	—
Transfers:
Into Level 3	—	—	—
Out of Level 3	—	—	—
Fair value end of period	$3	$28	$(4)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$(1)	$(1)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Three months ended March 31, 2022 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading assets	Derivative assets	Other investments	Trading liabilities
$ in millions	Other	Other	All other	Other
Fair value beginning of period	$2	$1	$98	$—
Total gains/(losses) included in earnings	—	(1)	—	(1)
Purchases and contributions	29	—	7	—
Sales, distributions, and deconsolidations	(18)	—	(40)	—
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	(12)	—
Fair value end of period	$13	$—	$53	$(1)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$(1)	$(1)	$—	$(1)

Six months ended March 31, 2022 Level 3 instruments at fair value
	Financial assets		Financial liabilities
	Trading assets	Other investments	Trading liabilities	Derivative liabilities
$ in millions	Other	All other	Other	Other
Fair value beginning of period	$14	$98	$—	$(1)
Total gains/(losses) included in earnings	2	—	(1)	1
Purchases and contributions	54	7	—	—
Sales, distributions, and deconsolidations	(57)	(40)	—	—
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	(12)	—	—
Fair value end of period	$13	$53	$(1)	$—
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$(1)	$—	$(1)	$—

As of both March 31, 2023 and September 30, 2022, 14% of our assets and 2% of our liabilities were measured at fair value on a recurring basis and Level 3 assets represented less than 1% of our assets measured at fair value on a recurring basis.

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

Our private equity portfolio as of March 31, 2023 primarily included investments in third-party funds, including growth equity, venture capital, and mezzanine lending fund investments. Our investments cannot be redeemed directly with the funds. Our investments are monetized through the liquidation of underlying assets of fund investments, the timing of which is uncertain.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the recorded value and unfunded commitments related to our private equity investments portfolio.

$ in millions	Recorded value	Unfunded commitment
March 31, 2023
Private equity investments measured at NAV	$99	$35
Private equity investments not measured at NAV	5
Total private equity investments	$104

September 30, 2022
Private equity investments measured at NAV	$90	$39
Private equity investments not measured at NAV	5
Total private equity investments	$95

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

$ in millions	Level 2	Level 3	Total fair value	Valuation technique(s)	Unobservable input	Range (weighted-average)
March 31, 2023
Bank loans:
Residential mortgage loans	$2	$9	$11	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.3 yrs.)
Corporate loans	$—	$76	$76	Collateral or discounted cash flow (1)	Recovery rate	44% - 80% (63%)
Loans held for sale	$93	$—	$93	N/A	N/A	N/A

September 30, 2022
Bank loans:
Residential mortgage loans	$2	$10	$12	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.4 yrs.)
Corporate loans	$—	$57	$57	Collateral or discounted cash flow (1)	Recovery rate	24% - 66% (47%)
Loans held for sale	$3	$—	$3	N/A	N/A	N/A

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Financial instruments not recorded at fair value

Many, but not all, of the financial instruments we hold were recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The following table presents the estimated fair value and fair value hierarchy of financial assets and liabilities that are not recorded at fair value on the Condensed Consolidated Statements of Financial Condition at March 31, 2023 and September 30, 2022. This table excludes financial instruments that are carried at amounts which approximate fair value. Refer to Note 4 of our 2022 Form 10-K for a discussion of the fair value hierarchy classifications of our financial instruments that are not recorded at fair value.

$ in millions	Level 2	Level 3	Total estimated fair value	Carrying amount
March 31, 2023
Financial assets:
Bank loans, net	$26	$42,926	$42,952	$43,503
Financial liabilities:
Bank deposits - certificates of deposit	$2,643	$—	$2,643	$2,656
Other borrowings - subordinated notes payable	$92	$—	$92	$100
Senior notes payable	$1,779	$—	$1,779	$2,038

September 30, 2022
Financial assets:
Bank loans, net	$134	$42,336	$42,470	$43,167
Financial liabilities:
Bank deposits - certificates of deposit	$400	$579	$979	$999
Other borrowings - subordinated notes payable	$95	$—	$95	$100
Senior notes payable	$1,706	$—	$1,706	$2,038

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

$ in millions	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2023
Agency residential MBS	$5,272	$1	$(520)	$4,753
Agency commercial MBS	1,477	—	(178)	1,299
Agency CMOs	1,545	—	(218)	1,327
Other agency obligations	760	—	(23)	737
Non-agency residential MBS	518	—	(39)	479
U.S. Treasuries	1,043	—	(22)	1,021
Corporate bonds	145	—	(5)	140
Other	17	—	—	17
Total available-for-sale securities	$10,777	$1	$(1,005)	$9,773

September 30, 2022
Agency residential MBS	$5,662	$—	$(668)	$4,994
Agency commercial MBS	1,518	—	(208)	1,310
Agency CMOs	1,637	—	(233)	1,404
Other agency obligations	613	—	(31)	582
Non-agency residential MBS	492	—	(41)	451
U.S. Treasuries	1,014	—	(28)	986
Corporate bonds	146	—	(5)	141
Other	18	—	(1)	17
Total available-for-sale securities	$11,100	$—	$(1,215)	$9,885

The amortized costs and fair values in the preceding table exclude $25 million and $24 million of accrued interest on available-for-sale securities as of March 31, 2023 and September 30, 2022, respectively, which was included in “Other receivables, net” on our Condensed Consolidated Statements of Financial Condition.

See Note 6 for more information regarding available-for-sale securities pledged with the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank of Atlanta (“FRB”).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table details the contractual maturities, amortized costs, carrying values and current yields for our available-for-sale securities.  Weighted-average yields are calculated on a taxable-equivalent basis based on estimated annual income divided by the average amortized cost of these securities. Since our MBS and CMO available-for-sale securities are backed by mortgages, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. As a result, as of March 31, 2023, the weighted-average life of our available-for-sale securities portfolio was approximately 4.38 years.

	March 31, 2023
$ in millions	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency residential MBS
Amortized cost	$—	$138	$2,332	$2,802	$5,272
Carrying value	$—	$134	$2,120	$2,499	$4,753
Weighted-average yield	—%	2.47%	1.30%	1.90%	1.65%
Agency commercial MBS
Amortized cost	$—	$876	$550	$51	$1,477
Carrying value	$—	$797	$459	$43	$1,299
Weighted-average yield	—%	1.63%	1.25%	1.87%	1.50%
Agency CMOs
Amortized cost	$—	$11	$41	$1,493	$1,545
Carrying value	$—	$10	$37	$1,280	$1,327
Weighted-average yield	—%	2.28%	1.51%	1.61%	1.61%
Other agency obligations
Amortized cost	$35	$609	$105	$11	$760
Carrying value	$34	$594	$99	$10	$737
Weighted-average yield	2.16%	3.42%	3.58%	3.07%	3.38%
Non-agency residential MBS
Amortized cost	$—	$—	$—	$518	$518
Carrying value	$—	$—	$—	$479	$479
Weighted-average yield	—%	—%	—%	4.13%	4.13%
U.S. Treasuries
Amortized cost	$191	$852	$—	$—	$1,043
Carrying value	$188	$833	$—	$—	$1,021
Weighted-average yield	2.28%	2.78%	—%	—%	2.69%
Corporate bonds
Amortized cost	$1	$116	$28	$—	$145
Carrying value	$1	$112	$27	$—	$140
Weighted-average yield	2.88%	5.80%	4.95%	—%	5.61%
Other
Amortized cost	$—	$5	$5	$7	$17
Carrying value	$—	$5	$4	$8	$17
Weighted-average yield	—%	6.66%	5.23%	7.47%	6.67%
Total available-for-sale securities
Amortized cost	$227	$2,607	$3,061	$4,882	$10,777
Carrying value	$223	$2,485	$2,746	$4,319	$9,773
Weighted-average yield	2.27%	2.66%	1.42%	2.06%	2.03%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table details the gross unrealized losses and fair values of securities that were in a loss position at the reporting period end, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
$ in millions	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
March 31, 2023
Agency residential MBS	$673	$(40)	$4,018	$(480)	$4,691	$(520)
Agency commercial MBS	145	(4)	1,154	(174)	1,299	(178)
Agency CMOs	40	(1)	1,287	(217)	1,327	(218)
Other agency obligations	386	(11)	301	(12)	687	(23)
Non-agency residential MBS	469	(39)	—	—	469	(39)
U.S. Treasuries	749	(16)	247	(6)	996	(22)
Corporate bonds	125	(5)	—	—	125	(5)
Other	13	—	—	—	13	—
Total	$2,600	$(116)	$7,007	$(889)	$9,607	$(1,005)
September 30, 2022
Agency residential MBS	$2,165	$(226)	$2,829	$(442)	$4,994	$(668)
Agency commercial MBS	494	(41)	816	(167)	1,310	(208)
Agency CMOs	337	(32)	1,067	(201)	1,404	(233)
Other agency obligations	582	(31)	—	—	582	(31)
Non-agency residential MBS	451	(41)	—	—	451	(41)
U.S. Treasuries	982	(28)	4	—	986	(28)
Corporate bonds	128	(5)	—	—	128	(5)
Other	17	(1)	—	—	17	(1)
Total	$5,156	$(405)	$4,716	$(810)	$9,872	$(1,215)

At March 31, 2023, of the 1,072 available-for-sale securities in an unrealized loss position, 395 were in a continuous unrealized loss position for less than 12 months and 677 securities were in a continuous unrealized loss position for greater than 12 months.

At March 31, 2023, debt securities we held in excess of ten percent of our equity included those issued by the Federal National Home Mortgage Association and Federal Home Loan Mortgage Corporation with amortized costs of $5.07 billion and $3.05 billion, respectively, and fair values of $4.52 billion and $2.70 billion, respectively.

During the three and six months ended March 31, 2023 and March 31, 2022, there were no sales of available-for-sale securities.

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

	March 31, 2023			September 30, 2022
$ in millions	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate - other (1)	$353	$407	$16,404	$462	$535	$14,647
Interest rate - matched book	8	8	170	52	52	1,340
Foreign exchange	—	4	1,128	4	5	958
Other	—	4	582	—	3	531
Subtotal	361	423	18,284	518	595	17,476
Derivatives designated as hedging instruments
Interest rate - other (2)	9	1	1,300	12	—	1,050
Foreign exchange	—	5	1,149	6	—	1,092
Subtotal	9	6	2,449	18	—	2,142
Total gross fair value/notional amount	370	429	$20,733	536	595	$19,618
Offset on the Condensed Consolidated Statements of Financial Condition
Counterparty netting	(36)	(36)		(35)	(35)
Cash collateral netting	(243)	(42)		(313)	(30)
Total amounts offset	(279)	(78)		(348)	(65)
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	$91	$351		$188	$530
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
Financial instruments (3)	(14)	(8)		(60)	(52)
Total	$77	$343		$128	$478

(1)    Relates to interest rate derivatives entered into as part of our fixed income business operations, including to-be-announced security contracts that are accounted for as derivatives, as well as our banking operations.
(2)    During the six months ended March 31, 2023, we entered into an interest rate swap to manage our risk of increases in interest rates associated with certain money market and savings accounts by converting the balances subject to variable interest rates to a fixed interest rate. Such interest rate swap has been designated and accounted for as a cash flow hedge. Refer to Note 13 of this Form 10-Q for information regarding these bank deposits.
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

	Three months ended March 31,		Six months ended March 31,
$ in millions	2023	2022	2023	2022
Interest rate (cash flow hedges)	$(11)	$29	$(13)	$38
Foreign exchange (net investment hedges)	(3)	(9)	(17)	(10)
Total gains/(losses) included in AOCI, net of taxes	$(14)	$20	$(30)	$28

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for each of the three and six months ended March 31, 2023 and 2022. We expect to reclassify $29 million of interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is five years.

The following table details the gains/(losses) on derivatives not designated as hedging instruments recognized on the Condensed Consolidated Statements of Income and Comprehensive Income. These amounts do not include any offsetting gains/(losses) on the related hedged item.

$ in millions		Three months ended March 31,		Six months ended March 31,
	Location of gain/(loss)	2023	2022	2023	2022
Interest rate	Principal transactions/other revenues	$5	$7	$11	$10
Foreign exchange	Other revenues	$(6)	$(2)	$(36)	$(3)
Other	Principal transactions	$—	$(2)	$(1)	$1

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

Interest rate and foreign exchange risk

We are exposed to interest rate risk related to certain of our interest rate derivatives. We are also exposed to foreign exchange risk related to our forward foreign exchange derivatives.  On a daily basis, we monitor our risk exposure on our derivatives based on established sensitivity-based and foreign exchange spot limits.

Derivatives with credit-risk-related contingent features

Certain of our derivative contracts contain provisions that require our debt to maintain an investment-grade rating from one or more of the major credit rating agencies or contain provisions related to default on certain of our outstanding debt. If our debt were to fall below investment-grade or we were to default on certain of our outstanding debt, the counterparties to the derivative instruments could terminate the derivative and request immediate payment, or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position was $7 million as of March 31, 2023 and $8 million as of September 30, 2022.

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

	Collateralized agreements			Collateralized financings
$ in millions	Reverse repurchase agreements	Securities borrowed	Total	Repurchase agreements	Securities loaned	Total
March 31, 2023
Gross amounts of recognized assets/liabilities	$167	$212	$379	$150	$177	$327
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts included in the Condensed Consolidated Statements of Financial Condition	167	212	379	150	177	327
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(167)	(211)	(378)	(150)	(173)	(323)
Net amounts	$—	$1	$1	$—	$4	$4
September 30, 2022
Gross amounts of recognized assets/liabilities	$367	$337	$704	$294	$172	$466
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts included in the Condensed Consolidated Statements of Financial Condition	367	337	704	294	172	466
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(367)	(327)	(694)	(294)	(162)	(456)
Net amounts	$—	$10	$10	$—	$10	$10

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

$ in millions	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
March 31, 2023
Repurchase agreements:
Government and agency obligations	$115	$—	$—	$—	$115
Agency MBS and agency CMOs	35	—	—	—	35
Total repurchase agreements	150	—	—	—	150
Securities loaned:
Equity securities	177	—	—	—	177
Total collateralized financings	$327	$—	$—	$—	$327
September 30, 2022
Repurchase agreements:
Government and agency obligations	$183	$—	$—	$—	$183
Agency MBS and agency CMOs	111	—	—	—	111
Total repurchase agreements	294	—	—	—	294
Securities loaned:
Equity securities	172	—	—	—	172
Total collateralized financings	$466	$—	$—	$—	$466

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

$ in millions	March 31, 2023	September 30, 2022
Collateral we received that was available to be delivered or repledged	$2,993	$3,812
Collateral that we delivered or repledged	$766	$947

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Encumbered assets

We pledge certain of our assets to collateralize repurchase agreements or other secured borrowings, maintain lines of credit, to maintain our ability to hold certain deposits, or to satisfy our collateral or settlement requirements with counterparties or clearing organizations who may or may not have the right to deliver or repledge such instruments. We pledge certain of our bank loans and available-for-sale securities with the FHLB as security for both the repayment of certain borrowings and to secure capacity for additional borrowings as needed. We also pledge certain loans and available-for-sale securities with the FRB to be eligible to participate in the Federal Reserve’s discount window program and to participate in certain deposit programs. During the quarter ended March 31, 2023, Raymond James Bank increased its borrowing capacity with the FHLB through the pledge of additional available-for-sale securities. The FHLB does not have the ability to sell or repledge such securities until they are borrowed against. For additional information regarding our outstanding FHLB advances see Note 14.

The following table presents information about our assets that have been pledged for one of the purposes previously described.

$ in millions	March 31, 2023	September 30, 2022
Had the right to deliver or repledge	$982	$1,276
Did not have the right to deliver or repledge	$4,753	$63
Bank loans, net pledged with the:
FHLB	$8,768	$8,009
FRB	793	791
Total bank loans, net pledged with the FHLB and FRB	$9,561	$8,800

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

The following table presents the balances for held for investment loans by portfolio segment and held for sale loans.

$ in millions	March 31, 2023	September 30, 2022
SBL	$14,227	$15,297
C&I loans	11,259	11,173
CRE loans	7,054	6,549
REIT loans	1,717	1,592
Residential mortgage loans	8,079	7,386
Tax-exempt loans	1,643	1,501
Total loans held for investment	43,979	43,498
Held for sale loans	119	137
Total loans held for sale and investment	44,098	43,635
Allowance for credit losses	(415)	(396)
Bank loans, net (1)	$43,683	$43,239

ACL as a % of total loans held for investment	0.94%	0.91%
Accrued interest receivable on bank loans (included in “Other receivables, net”)	$192	$137

(1) Bank loans, net as of March 31, 2023 and September 30, 2022 are presented net of $89 million and $112 million, respectively, of net unamortized discount, unearned income, and deferred loan fees and costs. The net unamortized discount primarily arose from the acquisition date fair value purchase discount on bank loans acquired in the TriState Capital acquisition. See Note 3 of our 2022 Form 10-K for further information.

See Note 6 for more information regarding bank loans, net pledged with the FHLB and FRB and Note 14 for more information regarding borrowings from the FHLB.

Held for sale loans

We originated or purchased $624 million and $1.43 billion of loans held for sale during the three and six months ended March 31, 2023, respectively, and $999 million and $1.97 billion during the three and six months ended March 31, 2022, respectively. The majority of these loans were purchases of the guaranteed portions of Small Business Administration (“SBA”) loans that were initially classified as loans held for sale upon purchase and subsequently transferred to trading instruments once they had been securitized into pools. Proceeds from the sales of these loans held for sale and not securitized amounted to $155 million and $353 million during the three and six months ended March 31, 2023, respectively, and $339 million and $677 million during the three and six months ended March 31, 2022, respectively. Net gains resulting from such sales were insignificant for each of the three and six months ended March 31, 2023 and 2022.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Purchases and sales of loans held for investment

The following table presents purchases and sales of loans held for investment by portfolio segment.

$ in millions	C&I loans	CRE loans	REIT loans	Residential mortgage loans	Total
Three months ended March 31, 2023
Purchases	$194	$—	$—	$110	$304
Sales	$147	$—	$—	$—	$147
Six months ended March 31, 2023
Purchases	$357	$39	$24	$300	$720
Sales	$147	$—	$—	$—	$147
Three months ended March 31, 2022
Purchases	$441	$—	$—	$223	$664
Sales	$61	$—	$—	$—	$61
Six months ended March 31, 2022
Purchases	$780	$—	$—	$407	$1,187
Sales	$112	$—	$—	$—	$112

Sales in the preceding table represent the recorded investment (i.e., net of charge-offs and discounts or premiums) of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. As more fully described in Note 2 of our 2022 Form 10-K, corporate loan sales generally occur as part of our credit management activities.

Aging analysis of loans held for investment

The following table presents information on delinquency status of our loans held for investment.

$ in millions	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual with allowance	Nonaccrual with no allowance	Current and accruing	Total loans held for investment
March 31, 2023
SBL	$—	$—	$—	$—	$—	$14,227	$14,227
C&I loans	—	—	—	32	—	11,227	11,259
CRE loans	—	—	—	34	18	7,002	7,054
REIT loans	—	—	—	—	—	1,717	1,717
Residential mortgage loans	4	—	4	—	15	8,060	8,079
Tax-exempt loans	—	—	—	—	—	1,643	1,643
Total loans held for investment	$4	$—	$4	$66	$33	$43,876	$43,979

September 30, 2022
SBL	$—	$—	$—	$—	$—	$15,297	$15,297
C&I loans	—	—	—	32	—	11,141	11,173
CRE loans	—	—	—	12	16	6,521	6,549
REIT loans	—	—	—	—	—	1,592	1,592
Residential mortgage loans	4	—	4	—	14	7,368	7,386
Tax-exempt loans	—	—	—	—	—	1,501	1,501
Total loans held for investment	$4	$—	$4	$44	$30	$43,420	$43,498

The preceding table includes $90 million and $63 million at March 31, 2023 and September 30, 2022, respectively, of nonaccrual loans which were current pursuant to their contractual terms. The table also includes troubled debt restructurings of $20 million, $8 million, and $10 million for C&I loans, CRE loans, and residential first mortgage loans, respectively, at March 31, 2023, and $11 million, $9 million, and $10 million for C&I loans, CRE loans and residential first mortgage loans, respectively, at September 30, 2022.

Other real estate owned, included in “Other assets” on our Condensed Consolidated Statements of Financial Condition, was insignificant at both March 31, 2023 and September 30, 2022.

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

Loan type ($ in millions)	Nature of collateral	March 31, 2023	September 30, 2022
C&I loans	Commercial real estate and other business assets	$9	$11
CRE loans	Retail, industrial, office and health care real estate	$52	$21
Residential mortgage loans	Single family homes	$6	$6

The recorded investment in residential mortgage loans secured by one-to-four family residential properties for which formal foreclosure proceedings were in process was $5 million at both March 31, 2023 and September 30, 2022.

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

	March 31, 2023
	Loans by origination fiscal year
$ in millions	2023	2022	2021	2020	2019	Prior	Revolving loans	Total
SBL
Risk rating:
Pass	$20	$18	$92	$41	$26	$82	$13,948	$14,227
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total SBL	$20	$18	$92	$41	$26	$82	$13,948	$14,227

C&I loans
Risk rating:
Pass	$454	$1,193	$1,254	$1,223	$1,097	$3,272	$2,526	$11,019
Special mention	—	10	29	38	—	1	7	85
Substandard	—	—	—	40	18	84	13	155
Doubtful	—	—	—	—	—	—	—	—
Total C&I loans	$454	$1,203	$1,283	$1,301	$1,115	$3,357	$2,546	$11,259

CRE loans
Risk rating:
Pass	$613	$2,346	$1,195	$784	$654	$1,180	$149	$6,921
Special mention	7	—	—	36	—	22	—	65
Substandard	—	—	—	2	13	53	—	68
Doubtful	—	—	—	—	—	—	—	—
Total CRE loans	$620	$2,346	$1,195	$822	$667	$1,255	$149	$7,054

REIT loans
Risk rating:
Pass	$266	$202	$214	$101	$55	$197	$682	$1,717
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$266	$202	$214	$101	$55	$197	$682	$1,717

Residential mortgage loans
Risk rating:
Pass	$915	$2,956	$1,661	$965	$455	$1,057	$40	$8,049
Special mention	—	—	1	—	2	5	—	8
Substandard	—	2	—	—	—	20	—	22
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$915	$2,958	$1,662	$965	$457	$1,082	$40	$8,079

Tax-exempt loans
Risk rating:
Pass	$165	$298	$165	$56	$108	$851	$—	$1,643
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$165	$298	$165	$56	$108	$851	$—	$1,643

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

	March 31, 2023
	Loans by origination fiscal year
$ in millions	2023	2022	2021	2020	2019	Prior	Revolving loans	Total
FICO score:
Below 600	$6	$1	$3	$2	$3	$55	$—	$70
600 - 699	51	155	107	88	31	83	4	519
700 - 799	718	2,383	1,265	700	334	647	25	6,072
800 +	139	416	283	174	84	293	8	1,397
FICO score not available	1	3	4	1	5	4	3	21
Total	$915	$2,958	$1,662	$965	$457	$1,082	$40	$8,079

LTV ratio:
Below 80%	$639	$2,262	$1,300	$755	$341	$832	$36	$6,165
80%+	276	696	362	210	116	250	4	1,914
Total	$915	$2,958	$1,662	$965	$457	$1,082	$40	$8,079

	September 30, 2022
	Loans by origination fiscal year
$ in millions	2022	2021	2020	2019	2018	Prior	Revolving loans	Total
FICO score:
Below 600	$1	$3	$2	$3	$1	$54	$—	$64
600 - 699	155	112	90	32	20	68	4	481
700 - 799	2,403	1,301	744	353	219	470	22	5,512
800 +	424	284	184	87	48	273	6	1,306
FICO score not available	3	5	3	4	3	2	3	23
Total	$2,986	$1,705	$1,023	$479	$291	$867	$35	$7,386

LTV ratio:
Below 80%	$2,287	$1,333	$797	$358	$226	$661	$31	$5,693
80%+	699	372	226	121	65	206	4	1,693
Total	$2,986	$1,705	$1,023	$479	$291	$867	$35	$7,386

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Allowance for credit losses

The following table presents changes in the allowance for credit losses on held for investment bank loans by portfolio segment.

$ in millions	SBL	C&I loans	CRE loans	REIT loans	Residential mortgage loans	Tax-exempt loans	Total
Three months ended March 31, 2023
Balance at beginning of period	$4	$222	$91	$15	$74	$2	$408
Provision for credit losses	1	18	9	—	—	—	28
Net (charge-offs)/recoveries:
Charge-offs	—	(20)	—	—	—	—	(20)
Recoveries	—	—	—	—	—	—	—
Net (charge-offs)/recoveries	—	(20)	—	—	—	—	(20)
Foreign exchange translation adjustment	—	(1)	—	—	—	—	(1)
Balance at end of period	$5	$219	$100	$15	$74	$2	$415
ACL by loan portfolio segment as a % of total ACL	1.2%	52.8%	24.1%	3.6%	17.8%	0.5%	100.0%

Six months ended March 31, 2023
Balance at beginning of period	$3	$226	$87	$21	$57	$2	$396
Provision/(benefit) for credit losses	2	18	11	(6)	17	—	42
Net (charge-offs)/recoveries:
Charge-offs	—	(24)	(1)	—	—	—	(25)
Recoveries	—	—	3	—	—	—	3
Net (charge-offs)/recoveries	—	(24)	2	—	—	—	(22)
Foreign exchange translation adjustment	—	(1)	—	—	—	—	(1)
Balance at end of period	$5	$219	$100	$15	$74	$2	$415
ACL by loan portfolio segment as a % of total ACL	1.2%	52.8%	24.1%	3.6%	17.8%	0.5%	100.0%

Three months ended March 31, 2022
Balance at beginning of period	$3	$179	$72	$22	$30	$2	$308
Provision/(benefit) for credit losses	—	17	(1)	3	2	—	21
Net (charge-offs)/recoveries:
Charge-offs	—	(1)	—	—	—	—	(1)
Recoveries	—	—	—	—	—	—	—
Net (charge-offs)/recoveries	—	(1)	—	—	—	—	(1)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of period	$3	$195	$71	$25	$32	$2	$328
ACL by loan portfolio segment as a % of total ACL	0.9%	59.5%	21.6%	7.6%	9.8%	0.6%	100.0%

Six months ended March 31, 2022
Balance at beginning of period	$4	$191	$66	$22	$35	$2	$320
Provision/(benefit) for credit losses	(1)	7	5	3	(4)	—	10
Net (charge-offs)/recoveries:
Charge-offs	—	(3)	—	—	—	—	(3)
Recoveries	—	—	—	—	1	—	1
Net (charge-offs)/recoveries	—	(3)	—	—	1	—	(2)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of period	$3	$195	$71	$25	$32	$2	$328
ACL by loan portfolio segment as a % of total ACL	0.9%	59.5%	21.6%	7.6%	9.8%	0.6%	100.0%

The allowance for credit losses on held for investment bank loans increased $7 million and $19 million during the three and six months ended March 31, 2023, respectively, resulting from a $28 million and $42 million provision for credit losses, respectively, partially offset by net charge-offs which were primarily related to two C&I loans. The provision for credit losses for the three months ended March 31, 2023 primarily reflected the impacts of charge-offs of certain loans during the quarter, loan downgrades in the CRE and C&I loan portfolios, and additional volatility in the macroeconomic outlook. The provision for credit losses for the six months ended March 31, 2023 was primarily due to a weaker macroeconomic outlook, net charge-offs, and the impact of loan growth during the period.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
The allowance for credit losses on unfunded lending commitments, which is included in “Other payables” on our Condensed Consolidated Statements of Financial Condition, was $21 million at March 31, 2023 and $19 million at both December 31, 2022 and September 30, 2022.

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

$ in millions	March 31, 2023	September 30, 2022
Affiliated with the firm as of period-end (1)	$1,130	$1,173
No longer affiliated with the firm as of period-end (2)	8	8
Total loans to financial advisors	1,138	1,181
Allowance for credit losses	(30)	(29)
Loans to financial advisors, net	$1,108	$1,152
Accrued interest receivable on loans to financial advisors (included in “Other receivables, net”)	$5	$5
Allowance for credit losses as a percent of total loans to financial advisors	2.64%	2.46%

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

$ in millions	Aggregate assets	Aggregate liabilities
March 31, 2023
LIHTC funds	$55	$6
Restricted Stock Trust Fund	26	26
Total	$81	$32

September 30, 2022
LIHTC funds	$59	$6
Restricted Stock Trust Fund	17	17
Total	$76	$23

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

$ in millions	March 31, 2023	September 30, 2022
Assets:
Cash and cash equivalents and assets segregated for regulatory purposes and restricted cash	$5	$5
Other assets	50	54
Total assets	$55	$59
Liabilities:
Other payables	$—	$—
Total liabilities	$—	$—
Noncontrolling interests	$(26)	$(26)

VIEs where we hold a variable interest but are not the primary beneficiary

As discussed in Note 2 of our 2022 Form 10-K, we have concluded that for certain VIEs we are not the primary beneficiary and therefore do not consolidate these VIEs. Such VIEs include certain LIHTC funds, our interests in certain limited partnerships which are part of our private equity portfolio (“Private Equity Interests”), and other limited partnerships. Our risk of loss for these VIEs is limited to our investments in, advances to, and/or receivables due from these VIEs.

Aggregate assets, liabilities, and risk of loss

The aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary, are provided in the following table.

	March 31, 2023			September 30, 2022
$ in millions	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
LIHTC funds	$8,518	$2,759	$73	$7,752	$2,584	$136
Private Equity Interests	2,317	553	99	2,177	448	90
Other	109	70	3	159	101	8
Total	$10,944	$3,382	$175	$10,088	$3,133	$234

NOTE 10 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

Our goodwill and identifiable intangible assets result from various acquisitions. See Notes 2 and 11 of our 2022 Form 10-K for additional information about our goodwill and intangible assets, including the related accounting policies.

We perform goodwill and indefinite-lived intangible asset impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value or indicate that the asset is impaired.  We performed our latest annual impairment testing for our goodwill and indefinite-lived intangible assets as of our January 1, 2023 evaluation date, evaluating balances as of December 31, 2022. In that testing, we performed a qualitative impairment assessment for each of our reporting units that had goodwill, as well as for our indefinite-lived intangible assets.

Our qualitative assessments consider macroeconomic indicators and industry and market considerations, such as trends in equity and fixed income markets, gross domestic product, labor markets, interest rates, and housing markets. We also consider regulatory changes, as well as company-specific factors such as reporting unit specific results and changes in key personnel and strategy. Changes in these indicators, and our ability to respond to such changes, may trigger the need for impairment testing at a point other than our annual assessment date. Based upon the outcome of our qualitative assessments, no impairment was identified. No events have occurred since such assessments that would cause us to update this impairment testing.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 11 - OTHER ASSETS

The following table details the components of other assets. See Note 2 of our 2022 Form 10-K for a discussion of the accounting polices related to certain of these components.

$ in millions	March 31, 2023	September 30, 2022
Investments in company-owned life insurance policies	$1,077	$944
Property and equipment, net	515	503
Lease right of use (“ROU”) assets	476	480
Prepaid expenses	249	173
Investments in FHLB and FRB stock	123	88
All other	244	264
Total other assets	$2,684	$2,452

See Note 13 of our 2022 Form 10-K for further information regarding our property and equipment and Note 12 of this Form 10-Q and Note 14 of our 2022 Form 10-K for further information regarding our leases.

NOTE 12 – LEASES

The following table presents the balances related to our leases on our Condensed Consolidated Statements of Financial Condition. See Notes 2 and 14 of our 2022 Form 10-K for additional information related to our leases, including a discussion of our accounting policies.

$ in millions	March 31, 2023	September 30, 2022
ROU assets (included in Other assets)	$476	$480
Lease liabilities (included in Other payables)	$478	$482

Lease liabilities as of March 31, 2023 excluded $53 million of minimum lease payments related to lease arrangements that were legally binding but had not yet commenced. These leases are estimated to commence between dates later in fiscal year 2023 and fiscal year 2025 with lease terms ranging from two to 13 years.

Lease expense

The following table details the components of lease expense, which is included in “Occupancy and equipment” expense on our Condensed Consolidated Statements of Income and Comprehensive Income.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2023	2022	2023	2022
Lease costs	$32	$29	$63	$57
Variable lease costs	$8	$8	$15	$15

Variable lease costs in the preceding table include payments required under lease arrangements for common area maintenance charges and other variable costs that are not reflected in the measurement of ROU assets and lease liabilities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 – BANK DEPOSITS

Bank deposits include money market and savings accounts, interest-bearing demand deposits, which include Negotiable Order of Withdrawal accounts, certificates of deposit, and non-interest-bearing demand deposits. The following table presents a summary of bank deposits, as well as the weighted-average interest rates on such deposits. The calculation of the weighted-average rates was based on the actual deposit balances and rates at each respective period end.

	March 31, 2023		September 30, 2022
$ in millions	Balance	Weighted-average rate	Balance	Weighted-average rate
Money market and savings accounts	$43,136	1.24%	$44,446	1.01%
Interest-bearing demand deposits	7,809	4.45%	5,286	2.77%
Certificates of deposit	2,656	4.15%	999	1.85%
Non-interest-bearing demand deposits	628	—	626	—
Total bank deposits	$54,229	1.86%	$51,357	1.21%

Money market and savings accounts in the preceding table included $37.68 billion and $38.71 billion as of March 31, 2023 and September 30, 2022, respectively, of cash balances which were swept to our Bank segment from the client investment accounts maintained at Raymond James & Associates, Inc. (“RJ&A”). Such deposits are held in Federal Deposit Insurance Corporation (“FDIC”)-insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”). Money market and savings accounts also included direct accounts held by TriState Capital Bank on behalf of third-party clients. Interest-bearing demand deposits in the preceding table included $2.75 billion of deposits as of March 31, 2023 associated with our Enhanced Savings Program, in which Private Client Group clients may deposit cash in a high-yield Raymond James Bank account.

The following table details the estimated amount of total bank deposits that are FDIC-insured, as well as the estimated amount of total bank deposits that exceeded the FDIC insurance limit at each respective period.

$ in millions	March 31, 2023	September 30, 2022
FDIC-insured bank deposits	$47,475	$43,520
Bank deposits exceeding FDIC insurance limit	6,754	7,837
Total bank deposits	$54,229	$51,357
FDIC-insured bank deposits as a % of total bank deposits	88%	85%

The following table sets forth the estimated amount of certificates of deposit that exceeded the FDIC insurance limit by time remaining until maturity as of March 31, 2023.

$ in millions	March 31, 2023
Three months or less	$38
Over three through six months	23
Over six through twelve months	29
Over twelve months	13
Total estimated certificates of deposit that exceeded the FDIC insurance limit	$103

Interest expense on deposits, excluding interest expense related to affiliated deposits, is summarized in the following table.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2023	2022	2023	2022
Money market and savings accounts	$128	$1	$245	$2
Interest-bearing demand deposits	62	1	109	2
Certificates of deposit	16	3	24	7
Total interest expense on deposits	$206	$5	$378	$11

We use an interest rate swap to manage the risk of increases in interest rates associated with certain money market and savings accounts by converting the balances subject to variable interest rates to a fixed interest rate. Refer to Note 5 of this Form 10-Q for information regarding this interest rate swap, which has been designated and accounted for as a cash flow hedge.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14 – OTHER BORROWINGS

The following table details the components of our other borrowings, which are primarily comprised of short-term and long-term FHLB advances and subordinated notes.

	March 31, 2023			September 30, 2022
$ in millions	Weighted average interest rate	Maturity date	Balance	Weighted average interest rate	Maturity date	Balance
FHLB advances:
Floating rate - term (1)	5.09%	December 2023 - June 2024	$850	3.32%	December 2023	$850
Floating rate - overnight (1)	N/A	Overnight	—	3.11%	Overnight	140
Fixed rate	5.13%	April 2023 - June 2023	700	3.45%	December 2022	200
Total FHLB advances			1,550			1,190
Subordinated notes - fixed-to-floating (including an unaccreted premium of $2 and $2, respectively) (2)	5.75%	May 2030	100	5.75%	May 2030	100
Other			—			1
Total other borrowings			$1,650			$1,291
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

We use interest rate swaps to manage the risk of increases in interest rates associated with the majority our floating-rate FHLB advances by converting the balances subject to variable interest rates to a fixed interest rate. Refer to Note 2 of our 2022 Form 10-K and Note 5 of this Form 10-Q for information regarding these interest rate swaps, which have been designated and accounted for as cash flow hedges. Refer to Note 6 for more information regarding bank loans, net and available-for-sale securities pledged with the FHLB as security for our FHLB borrowings.

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

Effective tax rate

Our effective income tax rate of 22.6% for the six months ended March 31, 2023 was lower than the 25.4% effective tax rate for our fiscal year 2022. The decrease in the effective income tax rate was primarily due to nontaxable valuation gains associated with our company-owned life insurance policies that were recognized during the current period compared to fiscal year 2022 which had nondeductible losses.

Uncertain tax positions

Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is reasonably possible that our uncertain tax position liability balance may decrease within the next 12 months by up to $10 million due to expirations of statutes of limitations and the completion of tax examinations.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 16 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Underwriting commitments

In the normal course of business, we enter into commitments for debt and equity underwritings. As of March 31, 2023, we had one such open underwriting commitment, which was subsequently settled in an open market transaction and did not result in a significant loss.

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

$ in millions	March 31, 2023	September 30, 2022
SBL and other consumer lines of credit	$36,998	$33,641
Commercial lines of credit	$4,137	$3,792
Unfunded lending commitments	$1,153	$1,255
Standby letters of credit	$107	$94

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

Investment commitments

We had unfunded commitments to various investments, primarily held by Raymond James Bank and TriState Capital Bank, of $63 million as of March 31, 2023.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Other commitments

Raymond James Affordable Housing Investments, Inc. (“RJAHI”) sells investments in project partnerships to various LIHTC funds, which have third-party investors, and for which RJAHI serves as the managing member or general partner. RJAHI typically sells investments in project partnerships to LIHTC funds within 90 days of their acquisition. Until such investments are sold to LIHTC funds, RJAHI is responsible for funding investment commitments to such partnerships. As of March 31, 2023, RJAHI had committed approximately $149 million to project partnerships that had not yet been sold to LIHTC funds. Because we expect to sell these project partnerships to LIHTC funds and the equity funding events arise over future periods, the contractual commitments are not expected to materially impact our future liquidity requirements. RJAHI may also make short-term loans or advances to project partnerships and LIHTC funds.

For information regarding our lease commitments see Note 12 of this Form 10-Q and for information on the maturities of our lease liabilities see Note 14 of our 2022 Form 10-K.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
There are certain matters for which we are unable to estimate the upper end of the range of reasonably possible loss. With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss as of March 31, 2023, we estimated the upper end of the range of reasonably possible aggregate loss to be approximately $100 million in excess of the aggregate accruals for such matters.  Refer to Note 2 of our 2022 Form 10-K for a discussion of our criteria for recognizing liabilities for contingencies.

NOTE 17 – SHAREHOLDERS’ EQUITY

Preferred stock

The following table details the shares outstanding, carrying value, and aggregate liquidation preference of our preferred stock. For further details regarding our preferred stock see Note 20 of our 2022 Form 10-K.

$ in millions, except share count	March 31, 2023	September 30, 2022
6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”):
Shares outstanding	40,250	40,250
Carrying value	$41	$41
Aggregate liquidation preference	$40	$40
6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”):
Shares outstanding	80,500	80,500
Carrying value	$79	$79
Aggregate liquidation preference	$81	$81

On April 3, 2023, we redeemed all 40,250 outstanding shares of our Series A Preferred Stock, which triggered the redemption of the related depositary shares (“Series A Depositary Shares”), each representing a 1/40th interest of a share of Series A Preferred Stock, for an aggregate redemption value of $40 million. The redemption of the Series A Preferred Stock will be reflected in our condensed consolidated financial statements in our fiscal third quarter of 2023.

The following table details dividends declared and dividends paid on our Series A and Series B preferred stock for the three and six months ended March 31, 2023.

	Three months ended March 31, 2023		Six months ended March 31, 2023
$ in millions, except per share amounts	Total dividends	Per preferred share amount	Total dividends	Per preferred share amount
Dividends declared:
Series A Preferred Stock	$1	$16.88	$2	$33.76
Series B Preferred Stock	1	$15.94	2	$31.88
Total preferred stock dividends declared	$2		$4
Dividends paid:
Series A Preferred Stock	$1	$16.88	$2	$33.76
Series B Preferred Stock	1	$15.94	2	$31.88
Total preferred stock dividends paid	$2		$4

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Common equity

Common stock issuance

We issue shares from time to time during the year to satisfy obligations under certain of our share-based compensation programs. See Note 20 of this Form 10-Q and Note 23 of our 2022 Form 10-K for additional information on these programs. We may also reissue treasury shares for such purposes.

Share repurchases

We repurchase shares of our common stock from time to time for a number of reasons, including to offset dilution from share-based compensation. In December 2022, our Board of Directors authorized common stock repurchases of up to $1.5 billion, which replaced the previous authorization. Our share repurchases are effected primarily through regular open-market purchases, typically under a SEC Rule 10b-18 plan, the amounts and timing of which are determined primarily by our current and projected capital position, applicable law and regulatory constraints, general market conditions, and the price and trading volumes of our common stock. During the three months ended March 31, 2023, we repurchased 3.75 million shares of our common stock for $350 million at an average price of $93 per share under the Board of Directors’ common stock repurchase authorization. During the six months ended March 31, 2023, we repurchased 5.04 million shares of our common stock for $488 million at an average price of $97 per share under the Board of Directors’ common stock repurchase authorization. As of March 31, 2023, approximately $1.1 billion remained available under such authorization.

Common stock dividends

Dividends per common share declared and paid are detailed in the following table for each respective period.

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Dividends per common share - declared	$0.42	$0.34	$0.84	$0.68
Dividends per common share - paid	$0.42	$0.34	$0.76	$0.60

Our dividend payout ratio is detailed in the following table for each respective period and is computed by dividing dividends declared per common share by earnings per diluted common share.

	Three months ended March 31,		Six months ended March 31, 2023
	2023	2022	2023	2022
Dividend payout ratio	21.8%	22.4%	19.9%	18.8%

RJF expects to continue paying cash dividends. However, the payment and rate of dividends on our common stock are subject to several factors including our operating results, financial and regulatory requirements or restrictions, and the availability of funds from our subsidiaries, including our broker-dealer and bank subsidiaries, which may also be subject to restrictions under regulatory capital rules. The availability of funds from subsidiaries may also be subject to restrictions contained in loan covenants of certain broker-dealer loan agreements and restrictions by bank regulators on dividends to the parent from Raymond James Bank and TriState Capital Bank. See Note 21 of this Form 10-Q for additional information on our regulatory capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accumulated other comprehensive income/(loss)

All of the components of other comprehensive income/(loss) (“OCI”), net of tax, were attributable to RJF. The following table presents the net change in AOCI as well as the changes, and the related tax effects, of each component of AOCI.

$ in millions	Net investment hedges	Currency translations	Subtotal: net investment hedges and currency translations	Available- for-sale securities	Cash flow hedges	Total
Three months ended March 31, 2023
AOCI as of beginning of period	$139	$(216)	$(77)	$(855)	$41	$(891)
OCI:
OCI before reclassifications and taxes	(4)	11	7	126	(7)	126
Amounts reclassified from AOCI, before tax	—	—	—	—	(8)	(8)
Pre-tax net OCI	(4)	11	7	126	(15)	118
Income tax effect	1	(1)	—	(29)	4	(25)
OCI for the period, net of tax	(3)	10	7	97	(11)	93
AOCI as of end of period	$136	$(206)	$(70)	$(758)	$30	$(798)

Six months ended March 31, 2023
AOCI as of beginning of period	$153	$(276)	$(123)	$(902)	$43	$(982)
OCI:
OCI before reclassifications and taxes	(23)	71	48	211	(5)	254
Amounts reclassified from AOCI, before tax	—	—	—	—	(13)	(13)
Pre-tax net OCI	(23)	71	48	211	(18)	241
Income tax effect	6	(1)	5	(67)	5	(57)
OCI for the period, net of tax	(17)	70	53	144	(13)	184
AOCI as of end of period	$136	$(206)	$(70)	$(758)	$30	$(798)

Three months ended March 31, 2022
AOCI as of beginning of period	$80	$(89)	$(9)	$(60)	$(18)	$(87)
OCI:
OCI before reclassifications and taxes	(12)	(2)	(14)	(433)	35	(412)
Amounts reclassified from AOCI, before tax	—	—	—	—	4	4
Pre-tax net OCI	(12)	(2)	(14)	(433)	39	(408)
Income tax effect	3	—	3	113	(10)	106
OCI for the period, net of tax	(9)	(2)	(11)	(320)	29	(302)
AOCI as of end of period	$71	$(91)	$(20)	$(380)	$11	$(389)

Six months ended March 31, 2022
AOCI as of beginning of period	$81	$(90)	$(9)	$(5)	$(27)	$(41)
OCI:
OCI before reclassifications and taxes	(14)	(1)	(15)	(505)	43	(477)
Amounts reclassified from AOCI, before tax	—	—	—	—	8	8
Pre-tax net OCI	(14)	(1)	(15)	(505)	51	(469)
Income tax effect	4	—	4	130	(13)	121
OCI for the period, net of tax	(10)	(1)	(11)	(375)	38	(348)
AOCI as of end of period	$71	$(91)	$(20)	$(380)	$11	$(389)

Reclassifications from AOCI to net income, excluding taxes, for the three and six months ended March 31, 2023 and 2022 were recorded in “Interest expense” on the Condensed Consolidated Statements of Income and Comprehensive Income.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 18 – REVENUES

The following tables present our sources of revenues by segment. For further information about our significant accounting policies related to revenue recognition see Note 2 of our 2022 Form 10-K. See Note 26 of our 2022 Form 10-K and Note 23 of this Form 10-Q for additional information on our segment results.

	Three months ended March 31, 2023
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,102	$—	$206	$—	$(6)	$1,302
Brokerage revenues:
Securities commissions:
Mutual and other fund products	135	2	1	—	(1)	137
Insurance and annuity products	113	—	—	—	—	113
Equities, exchange traded funds (“ETFs”) and fixed income products	88	32	—	—	(1)	119
Subtotal securities commissions	336	34	1	—	(2)	369
Principal transactions (1)	28	96	—	4	(1)	127
Total brokerage revenues	364	130	1	4	(3)	496
Account and service fees:
Mutual fund and annuity service fees	105	—	1	—	(1)	105
RJBDP fees	411	1	—	—	(312)	100
Client account and other fees	56	1	5	—	(9)	53
Total account and service fees	572	2	6	—	(322)	258
Investment banking:
Merger & acquisition and advisory	—	87	—	—	—	87
Equity underwriting	9	29	—	—	—	38
Debt underwriting	—	29	—	—	—	29
Total investment banking	9	145	—	—	—	154
Other:
Affordable housing investments business revenues	—	23	—	—	—	23
All other (1)	9	1	—	6	(7)	9
Total other	9	24	—	6	(7)	32
Total non-interest revenues	2,056	301	213	10	(338)	2,242
Interest income (1)	117	21	3	749	25	915
Total revenues	2,173	322	216	759	(313)	3,157
Interest expense	(29)	(20)	—	(219)	(16)	(284)
Net revenues	$2,144	$302	$216	$540	$(329)	$2,873

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended March 31, 2022
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,245	$1	$226	$—	$(8)	$1,464
Brokerage revenues:
Securities commissions:
Mutual and other fund products	166	2	2	—	(1)	169
Insurance and annuity products	110	—	—	—	—	110
Equities, ETFs and fixed income products	105	38	—	—	—	143
Subtotal securities commissions	381	40	2	—	(1)	422
Principal transactions (1)	16	126	—	—	—	142
Total brokerage revenues	397	166	2	—	(1)	564
Account and service fees:
Mutual fund and annuity service fees	109	—	—	—	—	109
RJBDP fees	69	—	—	—	(49)	20
Client account and other fees	53	2	6	—	(11)	50
Total account and service fees	231	2	6	—	(60)	179
Investment banking:
Merger & acquisition and advisory	—	139	—	—	—	139
Equity underwriting	9	52	—	—	—	61
Debt underwriting	—	35	—	—	—	35
Total investment banking	9	226	—	—	—	235
Other:
Affordable housing investments business revenues	—	15	—	—	—	15
All other (1)	6	1	—	8	(3)	12
Total other	6	16	—	8	(3)	27
Total non-interest revenues	1,888	411	234	8	(72)	2,469
Interest income (1)	37	5	—	199	1	242
Total revenues	1,925	416	234	207	(71)	2,711
Interest expense	(3)	(3)	—	(10)	(22)	(38)
Net revenues	$1,922	$413	$234	$197	$(93)	$2,673

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended March 31, 2023
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$2,155	$1	$403	$—	$(15)	$2,544
Brokerage revenues:
Securities commissions:
Mutual and other fund products	263	3	2	—	(1)	267
Insurance and annuity products	217	—	—	—	—	217
Equities, ETFs and fixed income products	173	65	—	—	(1)	237
Subtotal securities commissions	653	68	2	—	(2)	721
Principal transactions (1)	56	196	—	8	(1)	259
Total brokerage revenues	709	264	2	8	(3)	980
Account and service fees:
Mutual fund and annuity service fees	203	—	1	—	(1)	203
RJBDP fees	816	2	—	—	(581)	237
Client account and other fees	116	3	10	—	(22)	107
Total account and service fees	1,135	5	11	—	(604)	547
Investment banking:
Merger & acquisition and advisory	—	189	—	—	—	189
Equity underwriting	18	44	—	—	(1)	61
Debt underwriting	—	45	—	—	—	45
Total investment banking	18	278	—	—	(1)	295
Other:
Affordable housing investments business revenues	—	47	—	—	—	47
All other (1)	15	1	2	19	(8)	29
Total other	15	48	2	19	(8)	76
Total non-interest revenues	4,032	596	418	27	(631)	4,442
Interest income (1)	226	44	5	1,425	42	1,742
Total revenues	4,258	640	423	1,452	(589)	6,184
Interest expense	(51)	(43)	—	(404)	(27)	(525)
Net revenues	$4,207	$597	$423	$1,048	$(616)	$5,659

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended March 31, 2022
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$2,407	$2	$453	$—	$(16)	$2,846
Brokerage revenues:
Securities commissions:
Mutual and other fund products	337	4	4	—	(1)	344
Insurance and annuity products	221	—	—	—	—	221
Equities, ETFs and fixed income products	209	73	—	—	—	282
Subtotal securities commissions	767	77	4	—	(1)	847
Principal transactions (1)	27	248	—	—	—	275
Total brokerage revenues	794	325	4	—	(1)	1,122
Account and service fees:
Mutual fund and annuity service fees	223	—	—	—	(1)	222
RJBDP fees	136	—	—	—	(99)	37
Client account and other fees	102	4	12	—	(21)	97
Total account and service fees	461	4	12	—	(121)	356
Investment banking:
Merger & acquisition and advisory	—	410	—	—	—	410
Equity underwriting	22	149	—	—	—	171
Debt underwriting	—	79	—	—	—	79
Total investment banking	22	638	—	—	—	660
Other:
Affordable housing investments business revenues	—	50	—	—	—	50
All other (1)	13	3	1	14	(3)	28
Total other	13	53	1	14	(3)	78
Total non-interest revenues	3,697	1,022	470	14	(141)	5,062
Interest income (1)	70	10	—	386	1	467
Total revenues	3,767	1,032	470	400	(140)	5,529
Interest expense	(6)	(5)	—	(20)	(44)	(75)
Net revenues	$3,761	$1,027	$470	$380	$(184)	$5,454

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

At March 31, 2023 and September 30, 2022, net receivables related to contracts with customers were $540 million and $511 million, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 19 – INTEREST INCOME AND INTEREST EXPENSE

The following table details the components of interest income and interest expense.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2023	2022	2023	2022
Interest income:
Cash and cash equivalents	$75	$3	$130	$6
Assets segregated for regulatory purposes and restricted cash	55	7	105	11
Trading assets — debt securities	13	4	27	9
Available-for-sale securities	54	25	107	47
Brokerage client receivables	41	21	82	42
Bank loans, net	657	171	1,256	335
All other	20	11	35	17
Total interest income	$915	$242	$1,742	$467
Interest expense:
Bank deposits	$206	$5	378	$11
Trading liabilities — debt securities	7	1	17	2
Brokerage client payables	23	—	40	1
Other borrowings	9	4	18	9
Senior notes payable	23	23	46	46
All other	16	5	26	6
Total interest expense	$284	$38	$525	$75
Net interest income	$631	$204	$1,217	$392
Bank loan provision for credit losses	(28)	(21)	(42)	(10)
Net interest income after bank loan provision for credit losses	$603	$183	$1,175	$382

Interest expense related to bank deposits in the preceding table excludes interest expense associated with affiliate deposits, which has been eliminated in consolidation.

NOTE 20 – SHARE-BASED COMPENSATION

We have one share-based compensation plan, the Amended and Restated 2012 Stock Incentive Plan (“the Plan”), for our employees, directors, and independent contractor financial advisors. On February 23, 2023, our shareholders approved an amendment to the Plan to increase the number of shares available for grant by 18 million. Following this amendment, the Plan authorizes us to grant 96.4 million shares (including the shares available for grant under six predecessor plans).  As of March 31, 2023, 21.0 million shares remained available for grant under the Plan. We may utilize treasury shares for grants under the Plan; though we are also permitted to issue new shares. Our share-based compensation awards are primarily issued during the first quarter of each fiscal year. Our share-based compensation accounting policies are described in Note 2 of our 2022 Form 10-K.  Other information related to our share-based awards is presented in Note 23 of our 2022 Form 10-K.

Restricted stock units

During the three and six months ended March 31, 2023, we granted approximately 203 thousand and 2.1 million RSUs, respectively, with a weighted-average grant-date fair value of $108.39 and $116.75, respectively, compared with approximately 550 thousand and 2.9 million RSUs granted during the three and six months ended March 31, 2022, respectively, with a weighted-average grant-date fair value of $107.06 and $98.86, respectively. For the three and six months ended March 31, 2023, total share-based compensation amortization related to RSUs was $54 million and $130 million, respectively, compared with $41 million and $105 million for the three and six months ended March 31, 2022, respectively.

As of March 31, 2023, there were $430 million of total pre-tax compensation costs not yet recognized (net of estimated forfeitures) related to RSUs, including those granted during the six months ended March 31, 2023. These costs are expected to be recognized over a weighted-average period of 2.8 years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Restricted stock awards

Restricted stock awards (“RSAs”) were issued as a component of our total purchase consideration for TriState Capital Holdings, Inc. (“TriState Capital”) on June 1, 2022, in accordance with the terms of the acquisition. See Note 23 of our 2022 Form 10-K for further discussion of these awards. For the three and six months ended March 31, 2023 total share-based compensation amortization related to these RSAs was $2 million and $5 million, respectively. As of March 31, 2023, there were $16 million of total pre-tax compensation costs not yet recognized for these RSAs. These costs are expected to be recognized over a weighted-average period of 2.5 years.

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

Under these rules, minimum requirements are established for both the quantity and quality of capital held by banking organizations. RJF, Raymond James Bank, and TriState Capital Bank are required to maintain minimum leverage ratios (defined as tier 1 capital divided by adjusted average assets), as well as minimum ratios of tier 1 capital, common equity tier 1 (“CET1”), and total capital to risk-weighted assets. These capital ratios incorporate quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under the regulatory capital rules and are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. We calculate these ratios in order to assess compliance with both regulatory requirements and internal capital policies. In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. As of March 31, 2023, capital levels at RJF, Raymond James Bank, and TriState Capital Bank exceeded the capital conservation buffer requirement and each entity was categorized as “well-capitalized.”

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

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJF as of March 31, 2023:
Tier 1 leverage	$8,903	11.5%	$3,104	4.0%	$3,879	5.0%
Tier 1 capital	$8,903	20.1%	$2,653	6.0%	$3,538	8.0%
CET1	$8,788	19.9%	$1,990	4.5%	$2,874	6.5%
Total capital	$9,474	21.4%	$3,538	8.0%	$4,422	10.0%

RJF as of September 30, 2022:
Tier 1 leverage	$8,480	10.3%	$3,304	4.0%	$4,130	5.0%
Tier 1 capital	$8,480	19.2%	$2,651	6.0%	$3,534	8.0%
CET1	$8,380	19.0%	$1,988	4.5%	$2,871	6.5%
Total capital	$9,031	20.4%	$3,534	8.0%	$4,418	10.0%

As of March 31, 2023, RJF’s regulatory capital increase compared with September 30, 2022 was driven by an increase in equity due to positive earnings, partially offset by dividends and share repurchases. RJF’s Tier 1 and Total capital ratios increased compared with September 30, 2022 resulting from the increase in regulatory capital, partially offset by a small increase in risk-weighted assets. The increase in risk-weighted assets was primarily driven by increases in our bank loan portfolio, partially offset by a decrease in assets segregated for regulatory purposes.

RJF’s Tier 1 leverage ratio at March 31, 2023 increased compared with September 30, 2022 due to the increase in regulatory capital and lower average assets, primarily driven by a decrease in assets segregated for regulatory purposes.

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

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
Raymond James Bank as of March 31, 2023:
Tier 1 leverage	$3,303	7.7%	$1,725	4.0%	$2,156	5.0%
Tier 1 capital	$3,303	13.1%	$1,512	6.0%	$2,016	8.0%
CET1	$3,303	13.1%	$1,134	4.5%	$1,638	6.5%
Total capital	$3,619	14.4%	$2,016	8.0%	$2,520	10.0%

Raymond James Bank as of September 30, 2022:
Tier 1 leverage	$2,998	7.1%	$1,695	4.0%	$2,119	5.0%
Tier 1 capital	$2,998	12.1%	$1,485	6.0%	$1,979	8.0%
CET1	$2,998	12.1%	$1,113	4.5%	$1,608	6.5%
Total capital	$3,308	13.4%	$1,979	8.0%	$2,474	10.0%

Raymond James Bank’s regulatory capital increased compared with September 30, 2022, driven by positive earnings, partially offset by dividends paid to RJF. Raymond James Bank’s Tier 1 and Total capital ratios increased compared with September 30, 2022 resulting from the increase in regulatory capital, partially offset by an increase in risk-weighted assets due to growth in the bank loan portfolio and higher cash balances. Raymond James Bank’s Tier 1 leverage ratio at March 31, 2023 increased compared with September 30, 2022 due to the increase in regulatory capital, partially offset by an increase in average assets, primarily driven by an increase in the bank loan portfolio and higher cash balances.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
TriState Capital Bank as of March 31, 2023:
Tier 1 leverage	$1,159	7.2%	$646	4.0%	$808	5.0%
Tier 1 capital	$1,159	13.9%	$499	6.0%	$666	8.0%
CET1	$1,159	13.9%	$374	4.5%	$541	6.5%
Total capital	$1,195	14.4%	$666	8.0%	$832	10.0%

TriState Capital Bank as of September 30, 2022:
Tier 1 leverage	$1,093	7.3%	$601	4.0%	$752	5.0%
Tier 1 capital	$1,093	14.1%	$463	6.0%	$618	8.0%
CET1	$1,093	14.1%	$348	4.5%	$502	6.5%
Total capital	$1,122	14.5%	$618	8.0%	$772	10.0%

TriState Capital Bank’s regulatory capital increased compared with September 30, 2022, driven by positive earnings. TriState Capital Bank’s Tier 1 and Total capital ratios decreased compared with September 30, 2022, due to an increase in risk-weighted assets, primarily resulting from increases in bank loans and available-for-sale securities, partially offset by the increase in regulatory capital. TriState Capital Bank’s Tier 1 leverage ratio at March 31, 2023 decreased slightly compared with September 30, 2022 as the increase in regulatory capital was offset by an increase in average assets, primarily driven by the increases in bank loans and available-for-sale securities.

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

$ in millions	March 31, 2023	September 30, 2022
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	44.3%	40.9%
Net capital	$1,086	$1,152
Less: required net capital	(49)	(56)
Excess net capital	$1,037	$1,096

As of March 31, 2023, all of our other active regulated domestic and international subsidiaries were in compliance with and exceeded all applicable capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 22 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share.

	Three months ended March 31,		Six months ended March 31,
in millions, except per share amounts	2023	2022	2023	2022
Income for basic earnings per common share:
Net income available to common shareholders	$425	$323	$932	$769
Less allocation of earnings and dividends to participating securities	(2)	—	(3)	(1)
Net income available to common shareholders after participating securities	$423	$323	$929	$768
Income for diluted earnings per common share:
Net income available to common shareholders	$425	$323	$932	$769
Less allocation of earnings and dividends to participating securities	(2)	—	(3)	(1)
Net income available to common shareholders after participating securities	$423	$323	$929	$768
Common shares:
Average common shares in basic computation	214.3	207.7	214.5	207.0
Dilutive effect of outstanding stock options and certain RSUs	4.9	5.3	5.2	5.6
Average common and common equivalent shares used in diluted computation	219.2	213.0	219.7	212.6
Earnings per common share:
Basic	$1.97	$1.56	$4.33	$3.71
Diluted	$1.93	$1.52	$4.23	$3.61
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	1.6	—	1.3	0.5

The allocation of earnings and dividends to participating securities in the preceding table represents dividends paid during the period to participating securities, consisting of certain RSUs, as well as the RSAs granted as part of our acquisition of TriState Capital, plus an allocation of undistributed earnings to such participating securities. Participating securities and related dividends paid on these participating securities were insignificant for each of the three and six months ended March 31, 2023 and 2022.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

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

The following table presents information concerning operations in these segments.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2023	2022	2023	2022
Net revenues:
Private Client Group	$2,144	$1,922	$4,207	$3,761
Capital Markets	302	413	597	1,027
Asset Management	216	234	423	470
Bank	540	197	1,048	380
Other	10	(18)	19	(33)
Intersegment eliminations	(339)	(75)	(635)	(151)
Total net revenues	$2,873	$2,673	$5,659	$5,454
Pre-tax income/(loss):
Private Client Group	$441	$213	$875	$408
Capital Markets	(34)	87	(50)	288
Asset Management	82	103	162	210
Bank	91	83	227	185
Other (1)	(23)	(53)	(5)	(100)
Total pre-tax income	$557	$433	$1,209	$991

(1)    The six months ended March 31, 2023 included the favorable impact of a $32 million insurance settlement received during the period related to a previously settled litigation matter. This item has been reflected as an offset to “Other” expenses on our Condensed Consolidated Statements of Income and Comprehensive income.

No individual client accounted for more than ten percent of revenues in any of the periods presented.

The following table presents our net interest income on a segment basis.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2023	2022	2023	2022
Net interest income/(expense):
Private Client Group	$88	$34	$175	$64
Capital Markets	1	2	1	5
Asset Management	3	—	5	—
Bank	530	189	1,021	366
Other	9	(21)	15	(43)
Net interest income	$631	$204	$1,217	$392

The following table presents our total assets on a segment basis.

$ in millions	March 31, 2023	September 30, 2022
Total assets:
Private Client Group	$13,035	$17,770
Capital Markets	2,920	3,951
Asset Management	521	556
Bank	60,400	56,737
Other	2,304	1,937
Total	$79,180	$80,951

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

The following table presents goodwill, which was included in our total assets, on a segment basis.

$ in millions	March 31, 2023	September 30, 2022
Goodwill:
Private Client Group	$565	$550
Capital Markets	275	274
Asset Management	69	69
Bank	529	529
Total	$1,438	$1,422
We have operations in the U.S., Canada, and Europe. Substantially all long-lived assets are located in the U.S.  The following table presents our net revenues and pre-tax income classified by major geographic area in which they were earned.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2023	2022	2023	2022
Net revenues:
U.S.	$2,627	$2,430	$5,167	$5,019
Canada	144	129	278	266
Europe	102	114	214	169
Total	$2,873	$2,673	$5,659	$5,454
Pre-tax income/(loss):
U.S.	$524	$406	$1,133	$937
Canada	36	14	67	32
Europe	(3)	13	9	22
Total	$557	$433	$1,209	$991
The following table presents our total assets by major geographic area in which they were held.

$ in millions	March 31, 2023	September 30, 2022
Total assets:
U.S.	$72,960	$74,428
Canada	3,460	3,631
Europe	2,760	2,892
Total	$79,180	$80,951
The following table presents goodwill, which was included in our total assets, classified by major geographic area in which it was held.

$ in millions	March 31, 2023	September 30, 2022
Goodwill:
U.S.	$1,250	$1,250
Canada	24	23
Europe	164	149
Total	$1,438	$1,422

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
FACTORS AFFECTING “FORWARD-LOOKING STATEMENTS”

Certain statements made in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning future strategic objectives, business prospects, anticipated savings, financial results (including expenses, earnings, liquidity, cash flow and capital expenditures), industry or market conditions, demand for and pricing of our products, acquisitions, divestitures, anticipated results of litigation, regulatory developments, and general economic conditions. In addition, words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “projects,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. Forward-looking statements are not guarantees, and they involve risks, uncertainties and assumptions. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from those expressed in the forward-looking statements. We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in our filings with the Securities and Exchange Commission (the “SEC”) from time to time, including our most recent Annual Report on Form 10-K, and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, which are available at www.raymondjames.com and the SEC’s website at www.sec.gov. We expressly disclaim any obligation to update any forward-looking statement in the event it later turns out to be inaccurate, whether as a result of new information, future events, or otherwise.

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

We operate as a financial holding company and bank holding company. Results in the businesses in which we operate are highly correlated to general economic conditions and, more specifically, to the direction of the U.S. equity and fixed income markets, changes in interest rates, market volatility, corporate and mortgage lending markets and commercial and residential credit trends.  Overall market conditions, economic, political and regulatory trends, and industry competition are among the factors which could affect us and which are unpredictable and beyond our control.  These factors affect the financial decisions made by market participants, including investors, depositors, borrowers, and competitors, impacting their level of participation in the financial markets. These factors also impact the level of investment banking activity and asset valuations, which ultimately affect our business results.

EXECUTIVE OVERVIEW

Quarter ended March 31, 2023 compared with the quarter ended March 31, 2022

For our fiscal second quarter of 2023, we generated net revenues of $2.87 billion, an increase of 7% compared with the prior-year quarter, while pre-tax income of $557 million increased 29%. Our net income available to common shareholders of $425 million increased 32%, and our earnings per diluted share were $1.93, reflecting a 27% increase. Our annualized return on common equity (“ROCE”) for the quarter was 17.3%, compared with 15.0% for the prior-year quarter, and our annualized return on tangible common equity (“ROTCE”) was 21.3%(1), compared with 16.8%(1) for the prior-year quarter. Excluding $28 million of expenses related to acquisitions completed in prior years, such as compensation related to retention awards and amortization of identifiable intangible assets, our adjusted net income available to common shareholders was $446 million(1) for the three months ended March 31, 2023, 29% higher than adjusted net income available to common shareholders for the prior-year quarter, and our adjusted earnings per diluted share were $2.03(1), 25% higher than adjusted earnings per diluted share for the prior-year quarter. Adjusted annualized ROCE for the quarter was 18.2%(1) and adjusted annualized ROTCE was 22.3%(1), compared with adjusted annualized ROCE of 16.1%(1) and adjusted annualized ROTCE of 18.0%(1) for the prior-year quarter.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Quarterly net revenues increased compared with the prior-year quarter due to the benefit of higher short-term interest rates on net interest income and RJBDP fees from third-party banks, as well as incremental revenues from our prior-year acquisitions of TriState Capital in June 2022, SumRidge Partners, LLC (“SumRidge Partners”) in July 2022 and, to a lesser extent Charles Stanley Group PLC (“Charles Stanley”) in late January 2022. These increases were offset by lower asset management and related administrative fees, primarily as a result of lower PCG client assets in fee-based accounts at the beginning of the current quarter compared with the prior-year quarter, as well as lower investment banking revenues due to a challenging market environment during the current quarter. Brokerage revenues also declined compared with the prior-year quarter primarily due to lower asset-based trailing revenues in the PCG segment, as well as decreased activity from depository clients in the Capital Markets segment.

Compensation, commissions and benefits expense decreased 2%, primarily attributable to the decrease in compensable revenues compared with the prior-year quarter, partially offset by incremental compensation expenses arising from the aforementioned acquisitions, an increase in compensation costs to support our growth, and annual salary increases. Our compensation ratio, or the ratio of compensation, commissions and benefits expense to net revenues, was 63.3%, compared with 69.3% for the prior-year quarter. Excluding acquisition-related compensation expenses, our adjusted compensation ratio was 62.8%(1), compared with 68.8%(1) for the prior-year quarter. The decline in the compensation ratio primarily resulted from changes in our revenue mix due to higher net interest income and RJBDP fees from third-party banks, which have little associated direct compensation.

Non-compensation expenses increased 28%, due to incremental expenses arising from the aforementioned acquisitions, higher legal and regulatory costs, including the impact of an unfavorable arbitration award during the current quarter, as well as higher communications and information processing expenses reflecting continued technology investments and higher business development expenses compared to the relatively low prior-year level. The bank loan provision for credit losses was $28 million for the current-year quarter compared with a provision of $21 million for the prior-year quarter.

Our effective income tax rate was 23.3% for our fiscal second quarter of 2023, a decrease compared with the 25.4% effective income tax rate for the prior-year quarter, primarily due to the favorable impact of nontaxable valuation gains associated with our company-owned life insurance policies in the current quarter compared with nondeductible valuation losses in the prior-year quarter.

As of March 31, 2023, our Tier 1 leverage ratio of 11.5% and Total capital ratio of 21.4% were both more than double the regulatory requirement to be considered well-capitalized. We also continue to have substantial liquidity with $1.8 billion(2) of cash at the parent as of March 31, 2023, which includes cash the parent loaned to RJ&A to invest on its behalf. Despite a challenging operating environment, we renewed our revolving credit facility in April 2023, expanding our borrowing capacity under the facility from $500 million to $750 million. In addition, we increased our FHLB borrowings in the Bank segment by $500 million as of March 31, 2023 compared to December 31, 2022, and subsequently repaid $200 million of these borrowings in April 2023, leaving us with more than $9 billion of FHLB borrowing capacity in the Bank segment. In addition, although recent turmoil in the banking industry has heightened awareness around bank deposits in excess of FDIC insurance limits, as of March 31, 2023, 88% of our Bank segment deposits were FDIC-insured, including nearly 95% at Raymond James Bank. We believe our funding and capital position provides us the opportunity to manage our balance sheet prudently in the current operating environment and to continue being opportunistic and invest in growth. During the three months ended March 31, 2023, we repurchased 3.75 million shares of our common stock for $350 million at an average price of $93 per share under the Board of Directors’ common stock repurchase authorization. After the effect of those repurchases, $1.1 billion remained under such authorization. We currently expect to continue to repurchase our common stock in fiscal 2023 to offset the shares issued with the acquisition of TriState Capital in fiscal 2022, as well as to offset dilution from share-based compensation; however, we will continue to monitor market conditions and other capital needs as we consider these repurchases.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
We remain well-positioned entering our fiscal third quarter of 2023. We expect our fiscal third quarter results to be favorably impacted by higher asset management and related administrative fees, which will benefit from the 5% sequential increase in both PCG fee-based assets and financial assets under management as of March 31, 2023. In addition, our recruiting pipelines remain solid across our affiliation options and we continue to see solid retention of existing advisors. However, we expect our combined net interest income and RJBDP fees from third-party banks to decline in our fiscal third quarter due to a decrease in average balances swept to third-party banks and a contraction in the Bank segment’s net interest margin given the higher level of cash balances we plan to maintain in our Bank segment due to market conditions, as well as the impact from higher-cost diversified funding sources, including our Enhanced Savings Program, which was launched to PCG clients in March 2023. We expect to continue to face macroeconomic uncertainties which may continue to have a negative impact on equity and fixed income markets. As a result, we may continue to experience headwinds for brokerage revenues and investment banking revenues, despite our healthy investment banking pipelines. In addition, although we have proactively taken steps to manage our credit risk in our loan portfolio, future economic deterioration or changes in our macroeconomic outlook could result in increased bank loan provisions for credit losses in future periods.

Six months ended March 31, 2023 compared with the six months ended March 31, 2022

For the six months ended March 31, 2023, we generated net revenues of $5.66 billion, an increase of 4% compared with the prior-year period, and pre-tax income of $1.21 billion, an increase of 22%. Our net income available to common shareholders of $932 million was 21% higher than the prior-year period and our earnings per diluted share were $4.23, reflecting a 17% increase. Our annualized ROCE was 19.3%, compared with 18.1% for the prior-year period, and our annualized ROTCE was 23.8%(1), compared with 20.2%(1) for the prior-year period.

The six months ended March 31, 2023 included $57 million of expenses related to acquisitions completed in prior years, such as compensation related to retention awards and amortization of identifiable intangible assets, as well as the favorable impact of a $32 million insurance settlement received during our fiscal first quarter related to a previously-settled litigation matter. Excluding these items, our adjusted net income available to common shareholders was $951 million(1), an increase of 18% compared with the prior-year period, and our adjusted earnings per diluted share were $4.31(1), an increase of 13%. Adjusted annualized ROCE was 19.7%(1), compared with 19.0%(1) in the prior-year period, and adjusted annualized ROTCE was 24.2%(1), compared with 21.2%(1) in the prior-year period.

The increase in net revenues compared with the prior-year period was primarily driven by the benefit of significantly higher short-term interest rates in the current-year period on both net interest income and RJBDP fees from third-party banks, as well as incremental revenues arising from our prior-year acquisitions of Charles Stanley, TriState Capital and SumRidge. These increases were offset by lower asset management and related administrative fees, primarily attributable to lower PCG client assets in fee-based accounts, and declines in investment banking and brokerage revenues primarily due to a more challenging market environment during the current-year period.

Compensation, commissions and benefits expense decreased 5%, primarily attributable to the decrease in compensable revenues compared with the prior-year period, partially offset by incremental expenses arising from our prior-year acquisitions of Charles Stanley, TriState Capital, and SumRidge, as well as an increase in compensation costs to support our growth and annual salary increases. Our compensation ratio was 62.8%, compared with 68.5% for the prior-year period. Excluding acquisition-related compensation expenses, our adjusted compensation ratio was 62.2%(1), compared with an adjusted compensation ratio of 68.0%(1) for the prior-year period.

Non-compensation expenses increased 23%, primarily due to incremental expenses arising from our acquisitions of Charles Stanley, TriState Capital, and SumRidge, as well as increases in business development expenses, the bank loan provision for credit losses, and communications and information processing expenses. The current-year period also included the aforementioned increase in legal and regulatory costs. Partially offsetting these increases was the aforementioned favorable insurance settlement received.
Our effective income tax rate was 22.6% for the six months ended March 31, 2023, a slight increase from 22.4% for the prior-year period.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
In December 2022, the Board of Directors increased the quarterly cash dividend on common shares to $0.42 per share and authorized common stock repurchases of up to $1.5 billion. During the six months ended March 31, 2023, we repurchased 5.04 million shares of our common stock for $488 million at an average price of $97 per share under the Board of Directors’ common stock repurchase authorization.

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

	Three months ended		Six months ended
$ in millions	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Net income available to common shareholders	$425	$323	$932	$769
Non-GAAP adjustments:
Expenses directly related to acquisitions included in the following financial statement line items:
Compensation, commissions and benefits — Acquisition-related retention	17	14	35	25
Professional fees	—	5	—	7
Other — Amortization of identifiable intangible assets	11	6	22	14
All other acquisition-related expenses	—	6	—	6
Total “Other” expense	11	12	22	20
Total expenses related to acquisitions	28	31	57	52
Other — Insurance settlement received	—	—	(32)	—
Pre-tax impact of non-GAAP adjustments	28	31	25	52
Tax effect of non-GAAP adjustments	(7)	(8)	(6)	(13)
Total non-GAAP adjustments, net of tax	21	23	19	39
Adjusted net income available to common shareholders	$446	$346	$951	$808

Compensation, commissions and benefits expense	$1,820	$1,852	$3,556	$3,736
Less: Acquisition-related retention (as detailed above)	17	14	35	25
Adjusted “Compensation, commissions and benefits” expense	$1,803	$1,838	$3,521	$3,711

	Three months ended		Six months ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Total compensation ratio	63.3%	69.3%	62.8%	68.5%
Less the impact of non-GAAP adjustments on compensation ratio:
Acquisition-related retention	0.5%	0.5%	0.6%	0.5%
Adjusted total compensation ratio	62.8%	68.8%	62.2%	68.0%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

	Three months ended		Six months ended
Earnings per common share	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Diluted earnings per common share	$1.93	$1.52	$4.23	$3.61
Impact of non-GAAP adjustments on diluted earnings per common share:
Expenses directly related to acquisitions included in the following financial statement line items:
Compensation, commissions and benefits — Acquisition-related retention	0.08	0.06	0.16	0.12
Professional fees	—	0.02	—	0.03
Other — Amortization of identifiable intangible assets	0.05	0.03	0.10	0.07
All other acquisition-related expenses	—	0.03	—	0.03
Total “Other” expense	0.05	0.06	0.10	0.10
Total expenses related to acquisitions	0.13	0.14	0.26	0.25
Other — Insurance settlement received	—	—	(0.15)	—
Tax effect of non-GAAP adjustments	(0.03)	(0.04)	(0.03)	(0.06)
Total non-GAAP adjustments, net of tax	0.10	0.10	0.08	0.19
Adjusted diluted earnings per common share	$2.03	$1.62	$4.31	$3.80

Return on common equity	Three months ended		Six months ended
$ in millions	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Average common equity	$9,806	$8,601	$9,650	$8,482
Impact of non-GAAP adjustments on average common equity:
Expenses directly related to acquisitions included in the following financial statement line items:
Compensation, commissions and benefits — Acquisition-related retention	9	7	18	12
Professional fees	—	3	—	3
Other — Amortization of identifiable intangible assets	6	3	11	7
All other acquisition-related expenses	—	3	—	2
Total “Other” expense	6	6	11	9
Total expenses related to acquisitions	15	16	29	24
Other — Insurance settlement received	—	—	(21)	—
Tax effect of non-GAAP adjustments	(4)	(4)	(2)	(6)
Total non-GAAP adjustments, net of tax	11	12	6	18
Adjusted average common equity	$9,817	$8,613	$9,656	$8,500

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

	Three months ended		Six months ended
$ in millions	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Average common equity	$9,806	$8,601	$9,650	$8,482
Less:
Average goodwill and identifiable intangible assets, net	1,936	992	1,934	955
Average deferred tax liabilities related to goodwill and identifiable intangible assets, net	(129)	(77)	(128)	(72)
Average tangible common equity	$7,999	$7,686	$7,844	$7,599
Impact of non-GAAP adjustments on average tangible common equity:
Expenses directly related to acquisitions included in the following financial statement line items:
Compensation, commissions and benefits — Acquisition-related retention	9	7	18	12
Professional fees	—	3	—	3
Other — Amortization of identifiable intangible assets	6	3	11	7
All other acquisition-related expenses	—	3	—	2
Total “Other” expense	6	6	11	9
Total expenses related to acquisitions	15	16	29	24
Other — Insurance settlement received	—	—	(21)	—
Tax effect of non-GAAP adjustments	(4)	(4)	(2)	(6)
Total non-GAAP adjustments, net of tax	11	12	6	18
Adjusted average tangible common equity	$8,010	$7,698	$7,850	$7,617

Return on common equity	17.3%	15.0%	19.3%	18.1%
Adjusted return on common equity	18.2%	16.1%	19.7%	19.0%
Return on tangible common equity	21.3%	16.8%	23.8%	20.2%
Adjusted return on tangible common equity	22.3%	18.0%	24.2%	21.2%

Total compensation ratio is computed by dividing compensation, commissions and benefits expense by net revenues for each respective period. Adjusted total compensation ratio is computed by dividing adjusted compensation, commissions and benefits expense by net revenues for each respective period.

Tangible common equity is computed by subtracting goodwill and identifiable intangible assets, net, along with the associated deferred tax liabilities, from total common equity attributable to RJF. Average common equity is computed by adding the total common equity attributable to RJF as of the date indicated to the prior quarter-end total, and dividing by two, or in the case of average tangible common equity, computed by adding tangible common equity as of the date indicated to the prior quarter-end total, and dividing by two. Average common equity for the year-to-date period is computed by adding the total common equity attributable to RJF as of each quarter-end date during the indicated year-to-date period to the beginning of year total, and dividing by three, or in the case of average tangible common equity, computed by adding tangible common equity as of each quarter-end date during the indicated year-to-date period to the beginning of year total, and dividing by three. Adjusted average common equity is computed by adjusting for the impact on average common equity of the non-GAAP adjustments, as applicable for each respective period. Adjusted average tangible common equity is computed by adjusting for the impact on average tangible common equity of the non-GAAP adjustments, as applicable for each respective period.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

NET INTEREST ANALYSIS

Largely in response to inflationary pressures, the Fed rapidly increased its benchmark short-term interest rates commencing in March 2022 and continuing into our fiscal second quarter of 2023. Over this period, the Fed increased the Fed funds target rate from a March 31, 2022 range of 0.25% to 0.50% to a March 31, 2023 range of 4.75% to 5%. The Fed further increased the Fed funds target rate by 25 basis points in May 2023 and indicated that it intends to closely monitor short-term interest rates throughout the remainder of our fiscal 2023. The following table details the Fed’s recent short-term interest rate activity.

Fed Funds Target Rate Schedule
RJF Fiscal quarter ended	Effective date of interest rate action	Increase/(decrease) in interest rates (in basis points)	Fed funds target rate
March 31 2020	March 16, 2020	(100)	0.00% - 0.25%
March 31, 2022	March 17, 2022	25	0.25% - 0.50%
June 30, 2022	May 5, 2022	50	0.75% - 1.00%
June 30, 2022	June 16, 2022	75	1.50% - 1.75%
September 30, 2022	July 28, 2022	75	2.25% - 2.50%
September 30, 2022	September 22, 2022	75	3.00% - 3.25%
December 31, 2022	November 3, 2022	75	3.75% - 4.00%
December 31, 2022	December 15, 2022	50	4.25% - 4.50%
March 31, 2023	February 2, 2023	25	4.50% - 4.75%
March 31, 2023	March 23, 2023	25	4.75% - 5.00%
Rate changes subsequent to March 31, 2023
June 30, 2023	May 4, 2023	25	5.00% - 5.25%

Increases in short-term interest rates have positively impacted our net interest income and the fee income we earn from third-party banks on client cash balances swept to such banks as part of the RJBDP (included in account and service fees), which is also sensitive to changes in interest rates.

Given the relationship between our interest-sensitive assets and liabilities (primarily held in our PCG, Bank, and Other segments) and the nature of fees we earn from third-party banks on client cash balances swept to such banks as part of the RJBDP (included in account and service fees), which are also sensitive to changes in interest rates, increases in short-term interest rates generally result in an increase in our net earnings, although the magnitude of the impact to our net interest margin depends on the yields on interest-earning assets relative to the cost of interest-bearing liabilities, including deposit rates paid to clients on their cash balances. Changes to the regulatory landscape governing the fees the firm earns on client assets, including cash sweep balances, could negatively impact our earnings.

As a result of our diverse funding sources, strong loan growth and high concentration of floating-rate assets, we benefited from the increases in short-term interest rates during the three and six months ended March 31, 2023. However, despite the recent increases in short-term interest rates, we expect our combined net interest income and RJBDP fees from third-party banks to decline in our fiscal third quarter due to a decrease in average balances swept to third-party banks as well as a lower net interest margin in our Bank Segment, given the higher level of cash balances we plan to maintain in our Bank segment due to market conditions, as well as the impact from higher-cost diversified funding sources, including our Enhanced Savings Program, which was launched to PCG clients in March 2023. Our domestic client cash sweep balances represent a relatively low-cost funding source. As we pursue further diversified funding sources other than our domestic client cash sweep balances, such as the Enhanced Savings Program, our costs may increase as those funding sources typically reflect higher costs than our domestic client cash sweep balances. In addition, our pace of loan growth may continue to fluctuate over time in response to changes in interest rates and other market factors.

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

Quarter ended March 31, 2023 compared with the quarter ended March 31, 2022

	Three months ended March 31,
	2023			2022
$ in millions	Average daily balance	Interest	Annualized average rate	Average daily balance	Interest	Annualized average rate
Interest-earning assets:
Bank segment:
Cash and cash equivalents	$3,093	$36	4.64%	$1,601	$1	0.22%
Available-for-sale securities	10,869	54	2.00%	8,869	25	1.16%
Loans held for sale and investment: (1) (2)
Loans held for investment:
SBL	14,493	240	6.63%	6,753	39	2.31%
C&I loans	11,236	188	6.69%	8,783	54	2.49%
CRE loans	6,961	123	7.07%	3,150	20	2.56%
REIT loans	1,671	31	7.11%	1,324	9	2.48%
Residential mortgage loans	7,979	62	3.13%	5,770	38	2.69%
Tax-exempt loans (3)	1,652	10	3.16%	1,289	9	3.18%
Loans held for sale	170	3	7.23%	268	2	2.94%
Total loans held for sale and investment	44,162	657	5.97%	27,337	171	2.53%
All other interest-earning assets	153	2	5.80%	114	2	2.75%
Interest-earning assets — Bank segment	$58,277	$749	5.16%	$37,921	$199	2.11%
All other segments:
Cash and cash equivalents	$3,130	$39	5.10%	$4,318	$2	0.19%
Assets segregated for regulatory purposes and restricted cash	4,856	55	4.36%	19,522	7	0.15%
Trading assets — debt securities	1,057	13	5.05%	464	4	3.86%
Brokerage client receivables	2,205	41	7.66%	2,558	21	3.29%
All other interest-earning assets	1,817	18	3.12%	1,614	9	2.47%
Interest-earning assets — all other segments	$13,065	$166	4.98%	$28,476	$43	0.63%
Total interest-earning assets	$71,342	$915	5.13%	$66,397	$242	1.48%
Interest-bearing liabilities:
Bank segment:
Bank deposits:
Money market and savings accounts	$44,554	$132	1.20%	$33,136	$1	0.01%
Interest-bearing demand deposits	5,620	62	4.47%	293	1	1.10%
Certificates of deposit	1,859	16	3.57%	733	3	1.83%
Total bank deposits (4)	52,033	210	1.64%	34,162	5	0.06%
FHLB advances and all other interest-bearing liabilities	1,452	9	2.80%	864	4	2.17%
Interest-bearing liabilities — Bank segment	$53,485	$219	1.67%	$35,026	$9	0.11%
All other segments:
Trading liabilities — debt securities	$725	$7	4.14%	$168	$1	1.89%
Brokerage client payables	6,044	23	1.52%	21,405	—	0.01%
Senior notes payable	2,038	23	4.44%	2,037	23	4.44%
All other interest-bearing liabilities (4)	113	12	3.72%	199	5	5.77%
Interest-bearing liabilities — all other segments	$8,920	$65	2.43%	$23,809	$29	0.47%
Total interest-bearing liabilities	$62,405	$284	1.78%	$58,835	$38	0.26%
Firmwide net interest income		$631			$204
Net interest margin (net yield on interest-earning assets)
Bank segment			3.63%			2.01%
Firmwide			3.59%			1.25%

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

	Three months ended March 31,
	2023 compared to 2022
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest-earning assets:	Interest income
Bank segment:
Cash and cash equivalents	$2	$33	$35
Available-for-sale securities	7	22	29
Loans held for sale and investment:
Loans held for investment:
SBL	76	125	201
C&I loans	19	115	134
CRE loans	41	62	103
REIT loans	3	19	22
Residential mortgage loans	17	7	24
Tax-exempt loans	—	1	1
Loans held for sale	—	1	1
Total loans held for sale and investment	156	330	486
All other interest-earning assets	1	(1)	—
Interest-earning assets — Bank segment	$166	$384	$550
All other segments:
Cash and cash equivalents	$—	$37	$37
Assets segregated for regulatory purposes and restricted cash	(11)	59	48
Trading assets — debt securities	6	3	9
Brokerage client receivables	(6)	26	20
All other interest-earning assets	4	5	9
Interest-earning assets — all other segments	$(7)	$130	$123
Total interest-earning assets	$159	$514	$673

Interest-bearing liabilities:	Interest expense
Bank segment:
Bank deposits:
Money market and savings accounts	$1	$130	$131
Interest-bearing demand deposits	60	1	61
Certificates of deposit	8	5	13
Total bank deposits	69	136	205
FHLB advances and all other interest-bearing liabilities	4	1	5
Interest-bearing liabilities — Bank segment	$73	$137	$210
All other segments:
Trading liabilities — debt securities	$4	$2	$6
Brokerage client payables	3	20	23
All other interest-bearing liabilities	4	3	7
Interest-bearing liabilities — all other segments	$11	$25	$36
Total interest-bearing liabilities	$84	$162	$246
Change in firmwide net interest income	$75	$352	$427

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Six months ended March 31, 2023 compared with the six months ended March 31, 2022

	Six months ended March 31,
	2023			2022
$ in millions	Average daily balance	Interest	Annualized average rate	Average daily balance	Interest	Annualized average rate
Interest-earning assets:
Bank segment:
Cash and cash equivalents	$2,705	$58	4.24%	$1,876	$2	0.19%
Available-for-sale securities	10,961	107	1.95%	8,688	47	1.09%
Loans held for sale and investment: (1) (2)
Loans held for investment:
SBL	14,768	466	6.27%	6,519	74	2.26%
C&I loans	11,206	357	6.31%	8,681	109	2.49%
CRE loans	6,879	233	6.75%	3,044	40	2.61%
REIT loans	1,649	55	6.64%	1,227	16	2.51%
Residential mortgage loans	7,801	119	3.06%	5,609	75	2.68%
Tax-exempt loans (3)	1,623	20	3.11%	1,293	17	3.19%
Loans held for sale	179	6	6.27%	254	4	2.94%
Total loans held for sale and investment	44,105	1,256	5.68%	26,627	335	2.53%
All other interest-earning assets	148	4	5.55%	141	2	2.21%
Interest-earning assets — Bank segment	$57,919	$1,425	4.91%	$37,332	$386	2.07%
All other segments:
Cash and cash equivalents	$3,401	$72	4.25%	$4,078	$4	0.19%
Assets segregated for regulatory purposes and restricted cash	5,554	105	3.81%	15,844	11	0.14%
Trading assets — debt securities	1,069	27	5.08%	516	9	3.35%
Brokerage client receivables	2,301	82	7.16%	2,521	42	3.32%
All other interest-earning assets	1,909	31	2.79%	1,622	15	1.92%
Interest-earning assets — all other segments	$14,234	$317	4.42%	$24,581	$81	0.66%
Total interest-earning assets	$72,153	$1,742	4.81%	$61,913	$467	1.51%
Interest-bearing liabilities:
Bank segment:
Bank deposits:
Money market and savings accounts	$44,864	$253	1.13%	$32,542	$1	0.01%
Interest-bearing demand deposits	5,382	109	4.05%	239	3	2.78%
Certificates of deposit	1,538	24	3.13%	789	7	1.85%
Total bank deposits (4)	51,784	386	1.49%	33,570	11	0.06%
FHLB advances and all other interest-bearing liabilities	1,374	18	2.63%	863	9	2.19%
Interest-bearing liabilities — Bank segment	$53,158	$404	1.52%	$34,433	$20	0.12%
All other segments:
Trading liabilities — debt securities	$752	$17	4.63%	$187	$2	1.63%
Brokerage client payables	6,842	40	1.16%	17,275	1	0.01%
Senior notes payable	2,038	46	4.44%	2,037	46	4.44%
All other interest-bearing liabilities (4)	133	18	2.45%	194	6	6.28%
Interest-bearing liabilities — all other segments	$9,765	$121	2.13%	$19,693	$55	0.55%
Total interest-bearing liabilities	$62,923	$525	1.61%	$54,126	$75	0.28%
Firmwide net interest income		$1,217			$392
Net interest margin (net yield on interest-earning assets)
Bank segment			3.51%			1.97%
Firmwide			3.38%			1.27%

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

	Six months ended March 31,
	2023 compared to 2022
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest-earning assets:	Interest income
Bank segment:
Cash and cash equivalents	$2	$54	$56
Available-for-sale securities	15	45	60
Loans held for sale and investment:
Loans held for investment:
SBL	163	229	392
C&I loans	40	208	248
CRE loans	85	108	193
REIT loans	7	32	39
Residential mortgage loans	33	11	44
Tax-exempt loans	4	(1)	3
Loans held for sale	(3)	5	2
Total loans held for sale and investment	329	592	921
All other interest-earning assets	—	2	2
Interest-earning assets — Bank segment	$346	$693	$1,039
All other segments:
Cash and cash equivalents	$(2)	$70	$68
Assets segregated for regulatory purposes and restricted cash	(26)	120	94
Trading assets — debt securities	12	6	18
Brokerage client receivables	(11)	51	40
All other interest-earning assets	5	11	16
Interest-earning assets — all other segments	$(22)	$258	$236
Total interest-earning assets	$324	$951	$1,275

Interest-bearing liabilities:	Interest expense
Bank segment:
Bank deposits:
Money market and savings accounts	$1	$251	$252
Interest-bearing demand deposits	104	2	106
Certificates of deposit	10	7	17
Total bank deposits	115	260	375
FHLB advances and all other interest-bearing liabilities	7	2	9
Interest-bearing liabilities — Bank segment	$122	$262	$384
All other segments:
Trading liabilities — debt securities	$9	$6	$15
Brokerage client payables	(2)	41	39
All other interest-bearing liabilities	4	8	12
Interest-bearing liabilities — all other segments	$11	$55	$66
Total interest-bearing liabilities	$133	$317	$450
Change in firmwide net interest income	$191	$634	$825

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

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2023	2022	% change	2023	2022	% change
Revenues:
Asset management and related administrative fees	$1,102	$1,245	(11)%	$2,155	$2,407	(10)%
Brokerage revenues:
Mutual and other fund products	135	166	(19)%	263	337	(22)%
Insurance and annuity products	113	110	3%	217	221	(2)%
Equities, ETFs and fixed income products	116	121	(4)%	229	236	(3)%
Total brokerage revenues	364	397	(8)%	709	794	(11)%
Account and service fees:
Mutual fund and annuity service fees	105	109	(4)%	203	223	(9)%
RJBDP fees:
Bank segment	311	49	535%	579	99	485%
Third-party banks	100	20	400%	237	37	541%
Client account and other fees	56	53	6%	116	102	14%
Total account and service fees	572	231	148%	1,135	461	146%
Investment banking	9	9	—%	18	22	(18)%
Interest income	117	37	216%	226	70	223%
All other	9	6	50%	15	13	15%
Total revenues	2,173	1,925	13%	4,258	3,767	13%
Interest expense	(29)	(3)	867%	(51)	(6)	750%
Net revenues	2,144	1,922	12%	4,207	3,761	12%
Non-interest expenses:
Financial advisor compensation and benefits	1,118	1,231	(9)%	2,193	2,418	(9)%
Administrative compensation and benefits	345	289	19%	687	572	20%
Total compensation, commissions and benefits	1,463	1,520	(4)%	2,880	2,990	(4)%
Non-compensation expenses:
Communications and information processing	100	84	19%	189	155	22%
Occupancy and equipment	53	50	6%	104	96	8%
Business development	33	25	32%	70	52	35%
Professional fees	17	13	31%	30	22	36%
All other	37	17	118%	59	38	55%
Total non-compensation expenses	240	189	27%	452	363	25%
Total non-interest expenses	1,703	1,709	—%	3,332	3,353	(1)%
Pre-tax income	$441	$213	107%	$875	$408	114%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Selected key metrics

PCG client asset balances

	As of
$ in billions	March 31, 2023	December 31, 2022	September 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Assets under administration (“AUA”) (1)	$1,171.1	$1,114.3	$1,039.0	$1,198.3	$1,199.8	$1,115.4
Assets in fee-based accounts (1) (2)	$666.3	$633.1	$586.0	$678.0	$677.8	$627.1
Percent of AUA in fee-based accounts	56.9%	56.8%	56.4%	56.6%	56.5%	56.2%

(1)Includes assets associated with firms affiliated with us through our Registered Investment Advisor & Custody Services (“RCS”) division of $123.5 billion as of March 31, 2023, $115.6 billion as of December 31, 2022, $108.5 billion as of September 30, 2022, $99.2 billion as of March 31, 2022, $101.6 billion as of December 31, 2021, and $92.7 billion as of September 30, 2021. Of these amounts, $103.6 billion as of March 31, 2023, $96.6 billion as of December 31, 2022, $89.9 billion as of September 30, 2022, $84.0 billion as of March 31, 2022, $85.5 billion as of December 31, 2021, and $77.2 billion as of September 30, 2021 were fee-based assets. Based on the nature of the services provided to such firms, revenues related to these assets are included in “Account and service fees.”
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

PCG net new assets

	Three months ended March 31,		Six months ended March 31,
$ in millions	2023	2022	2023	2022
Domestic Private Client Group net new assets (1)	$21,473	$24,093	$44,699	$60,194
Domestic Private Client Group net new assets growth - annualized (2)	8.4%	8.6%	9.4%	11.4%

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

PCG AUA and PCG assets in fee-based accounts as of March 31, 2023 each increased 5% compared with December 31, 2022, and increased 13% and 14%, respectively, compared with September 30, 2022 due to equity market appreciation and strong net inflows of client assets during the period. We expect that the 5% increase in fee-based accounts compared with December 31, 2022 will positively impact our asset management and related administrative fees for our fiscal third quarter of 2023. Compared with March 31, 2022, PCG AUA declined 2%, primarily due to a net decline in equity markets since March 31, 2022, offset by the favorable impacts of our recruiting. PCG assets in fee-based accounts continued to be a significant percentage of overall PCG AUA due to many clients’ preference for fee-based alternatives versus transaction-based accounts and, as a result, a significant portion of our PCG revenues is more directly impacted by market movements.

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

We also offer our clients fee-based accounts that are invested in “managed programs” overseen by AMS, which is part of our Asset Management segment. Fee-billable assets invested in managed programs are included in both “Assets in fee-based accounts” in the preceding table and “Financial assets under management” in the Asset Management segment. Revenues related to managed programs are shared by our PCG and Asset Management segments. The Asset Management segment receives a higher portion of the revenues related to accounts invested in managed programs, as compared to the portion received for programs for which our financial advisors provide investment advisory services, as it is performing portfolio management services in addition to administrative services.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Financial advisors

	March 31, 2023	December 31, 2022	September 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Employees	3,628	3,631	3,638	3,601	3,447	3,461
Independent contractors (1)	5,098	5,068	5,043	5,129	5,017	5,021
Total advisors	8,726	8,699	8,681	8,730	8,464	8,482

(1) Includes the impact of the transfer of one firm with 166 financial advisors previously affiliated as independent contractors to our RCS division during our fiscal third quarter of 2022.

The number of financial advisors as of March 31, 2023 increased compared with December 31, 2022 and September 30, 2022, as the impacts of new recruits and trainees that were moved into production roles were partially offset by financial advisors who left the firm, including planned retirements where assets are generally retained at the firm pursuant to advisor succession plans. The recruiting pipeline remains solid across our affiliation options; however, the timing of financial advisors joining the firm may be impacted by market uncertainty. We expect to continue to experience transfers to our RCS division in fiscal 2023; however, consistent with our experience in fiscal 2022, we do not expect these financial advisor transfers to significantly impact our results of operations. Advisors in our RCS division are not included in our financial advisor metric although their client assets are included in PCG AUA.

Clients’ domestic cash sweep balances and Enhanced Savings Program balances

	As of
$ in millions	March 31, 2023	December 31, 2022	September 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
RJBDP:
Bank segment	$37,682	$39,098	$38,705	$33,570	$33,097	$31,410
Third-party banks	9,408	18,231	21,964	25,887	24,316	24,496
Subtotal RJBDP	47,090	57,329	60,669	59,457	57,413	55,906
Client Interest Program (“CIP”)	2,385	3,053	6,445	17,013	16,065	10,762
Total clients’ domestic cash sweep balances	49,475	60,382	67,114	76,470	73,478	66,668
Enhanced Savings Program (1)	2,746	—	—	—	—	—
Total clients’ domestic cash sweep and Enhanced Savings Program balances	$52,221	$60,382	$67,114	$76,470	$73,478	$66,668
(1) In March 2023, we launched our Enhanced Savings Program, in which Private Client Group clients may deposit cash in a high-yield Raymond James Bank account. These balances are reflected in Bank deposits on our Condensed Consolidated Statements of Financial Condition.

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Average yield on RJBDP - third-party banks	3.25%	0.32%	2.93%	0.30%

A significant portion of our domestic clients’ cash is included in the RJBDP, a multi-bank sweep program in which clients’ cash deposits in their brokerage accounts are swept into interest-bearing deposit accounts at either Raymond James Bank or TriState Capital Bank, which are included in our Bank segment, or various third-party banks. Our PCG segment earns servicing fees for the administrative services we provide related to our clients’ deposits that are swept to such banks as part of the RJBDP. These servicing fees are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates and the interest paid to clients on balances in the RJBDP. Under our intersegment policies, the PCG segment receives the greater of a base servicing fee or a net yield equivalent to the average yield that the firm would otherwise receive from third-party banks in the RJBDP. In the current market environment the PCG segment revenues will reflect RJBDP fee revenues derived from the yield from third-party banks in the program and the Bank segment RJBDP servicing costs reflect such market rate for the deposits. The fees that the PCG segment earns from the Bank segment, as well as the servicing costs incurred on the deposits in the Bank segment, are eliminated in consolidation.

The “Average yield on RJBDP - third-party banks” in the preceding table is computed by dividing annualized RJBDP fees from third-party banks, which are net of the interest expense paid to clients by the third-party banks, by the average daily RJBDP balance at third-party banks. The average yield on RJBDP - third-party banks increased from the prior-year quarter as a result of the significant increases in the Fed’s short-term benchmark interest rate, which began in March 2022. We expect a decline in our RJBDP fees in our fiscal third quarter of 2023 due to lower average balances in the program.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Total client domestic cash sweep and Enhanced Savings Program balances declined 14% compared with December 31, 2022 and 22% compared with September 30, 2022, as a result of continued cash sorting activity given the higher short-term interest rate environment, partially offset by the launch of the Enhanced Savings Program in March 2023, which resulted in $2.75 billion of client cash balances as of March 31, 2023. PCG segment results can be impacted by not only changes in the level of client cash balances, but also by the allocation of client cash balances between RJBDP, CIP, and the Enhanced Savings Program, as the PCG segment may earn different amounts from each of these client cash destinations, depending on multiple factors.

Quarter ended March 31, 2023 compared with the quarter ended March 31, 2022

Net revenues of $2.14 billion increased 12% and pre-tax income of $441 million increased 107%.

Asset management and related administrative fees decreased $143 million, or 11%, primarily due to lower assets in fee-based accounts at the beginning of the current quarter compared with the prior-year quarter due to declines in the equity market.

Brokerage revenues decreased $33 million, or 8%, primarily due to lower trailing revenues from mutual fund and annuity products primarily resulting from market-driven declines in asset values for products for which we receive trails.

Account and service fees increased $341 million, or 148%, primarily due to higher RJBDP fees from both our Bank segment and third-party banks resulting from significantly higher short-term interest rates compared with the prior-year quarter.

Net interest income increased $54 million, or 159%, due to the increase in short-term interest rates applicable to our cash, segregated cash, and client margin account balances.

Compensation-related expenses decreased $57 million, or 4%, primarily due to lower commission expense resulting from lower compensable revenues, including asset management and related administrative fees and brokerage revenues, partially offset by an increase in compensation costs to support our growth, annual salary increases, and, to a lesser extent, incremental expenses arising from our January 2022 acquisition of Charles Stanley.

Non-compensation expenses increased $51 million, or 27%, driven by higher legal and regulatory costs, including the impact of an unfavorable arbitration award during the current quarter, as well as higher communications and information processing expenses primarily due to ongoing enhancements of our technology platforms, an increase in travel and event-related expenses compared with the relatively low levels in the prior-year quarter, and incremental expenses resulting from our acquisition of Charles Stanley.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Six months ended March 31, 2023 compared with the six months ended March 31, 2022

Net revenues of $4.21 billion increased 12% and pre-tax income of $875 million increased 114%.

Asset management and related administrative fees decreased $252 million, or 10%, primarily due to lower assets in fee-based accounts at the beginning of each of the current-year quarterly billing periods compared with the prior-year quarterly billing periods, partially offset by incremental revenues arising from the acquisition of Charles Stanley.

Brokerage revenues decreased $85 million, or 11%, primarily due to lower trailing revenues from mutual fund and annuity products primarily resulting from market-driven declines in asset values for products for which we receive trails.

Account and service fees increased $674 million, or 146%, primarily due to an increase in RJBDP fees from both our Bank segment and third-party banks resulting from significantly higher short-term interest rates compared with the prior-year period, partially offset by lower client cash balances in the RJBDP. Mutual fund service fees decreased primarily due to market-driven declines in mutual fund assets.

Net interest income increased $111 million, or 173%, primarily due to the significant increase in short-term interest rates applicable to our cash, segregated cash, and client margin account balances.

Compensation-related expenses decreased $110 million, or 4%, primarily due to lower commission expense resulting from lower compensable revenues, including asset management and related administrative fees and brokerage revenues, partially offset by an increase in compensation costs to support our growth, annual salary increases, and incremental expenses resulting from our acquisition of Charles Stanley.

Non-compensation expenses increased $89 million, or 25%, due to incremental expenses resulting from our acquisition of Charles Stanley, higher communications and information processing expenses primarily due to ongoing enhancements of our technology platforms, increases in travel and event-related expenses compared with the low levels incurred in the prior-year period, and the aforementioned increases in legal and regulatory costs.

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

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2023	2022	% change	2023	2022	% change
Revenues:
Brokerage revenues:
Fixed income	$96	$125	(23)%	$196	$245	(20)%
Equity	34	41	(17)%	68	80	(15)%
Total brokerage revenues	130	166	(22)%	264	325	(19)%
Investment banking:
Merger & acquisition and advisory	87	139	(37)%	189	410	(54)%
Equity underwriting	29	52	(44)%	44	149	(70)%
Debt underwriting	29	35	(17)%	45	79	(43)%
Total investment banking	145	226	(36)%	278	638	(56)%
Interest income	21	5	320%	44	10	340%
Affordable housing investments business revenues	23	15	53%	47	50	(6)%
All other	3	4	(25)%	7	9	(22)%
Total revenues	322	416	(23)%	640	1,032	(38)%
Interest expense	(20)	(3)	567%	(43)	(5)	760%
Net revenues	302	413	(27)%	597	1,027	(42)%
Non-interest expenses:
Compensation, commissions and benefits	231	253	(9)%	444	584	(24)%
Non-compensation expenses:
Communications and information processing	26	22	18%	50	44	14%
Occupancy and equipment	11	10	10%	21	19	11%
Business development	17	9	89%	32	17	88%
Professional fees	14	7	100%	27	21	29%
All other	37	25	48%	73	54	35%
Total non-compensation expenses	105	73	44%	203	155	31%
Total non-interest expenses	336	326	3%	647	739	(12)%
Pre-tax income/(loss)	$(34)	$87	NM	$(50)	$288	NM

Quarter ended March 31, 2023 compared with the quarter ended March 31, 2022

Net revenues of $302 million decreased 27% and the pre-tax loss was $34 million compared with pre-tax income of $87 million for the prior-year quarter.

Investment banking revenues decreased $81 million, or 36%, as activity levels in the current quarter were negatively impacted by heightened market volatility and macroeconomic uncertainties which continue to dampen capital markets activity across the industry. Our investment banking pipeline remains healthy and, in part, reflects the investments we have made over the past several years; however, continued market uncertainty could delay, or ultimately prevent, the closing of transactions, which could negatively impact our results.

Brokerage revenues decreased $36 million, or 22%, primarily due to a decrease in fixed income brokerage revenues resulting from decreased activity from depository institution clients due to challenging market conditions, partially offset by incremental revenues from SumRidge Partners, which was acquired on July 1, 2022. We expect our fixed income brokerage revenues to continue to be negatively impacted by the challenging market conditions which have resulted in a decline in cash balances at many of our depository institution clients, decreasing their immediate demand for our products and services.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Compensation-related expenses decreased $22 million, or 9%, due to lower revenues, partially offset by incremental compensation expenses arising from our acquisition of SumRidge Partners, higher salaries, in part due to inflationary and market compensation pressures, and higher share-based compensation amortization resulting from production-related awards granted in prior periods which are amortized over the vesting period.

Non-compensation expenses increased $32 million, or 44%, primarily attributable to incremental expenses associated with SumRidge Partners, an increase in travel and event-related expenses from the relatively low prior-year levels, and higher professional fees.

Six months ended March 31, 2023 compared with the six months ended March 31, 2022

Net revenues of $597 million decreased 42% and the pre-tax loss was $50 million compared with pre-tax income of $288 million for the prior-year period.

Investment banking revenues decreased $360 million, or 56%, compared with a strong prior-year period, as activity levels were negatively impacted in the current-year period by very different market conditions compared with the prior-year period, resulting from the aforementioned macroeconomic uncertainties impacting the industry.

Brokerage revenues decreased $61 million, or 19%, primarily due to a decrease in fixed income brokerage revenues as a result of the aforementioned challenging market conditions, partially offset by incremental revenues from SumRidge Partners.

Compensation-related expenses decreased $140 million, or 24%, primarily due to the decrease in revenues, partially offset by incremental expenses associated with SumRidge Partners, higher salaries, in part due to inflationary and market compensation pressures, and higher share-based compensation amortization resulting from production-related awards granted in prior periods which are amortized over the vesting period.

Non-compensation expenses increased $48 million, or 31%, primarily due to incremental expenses associated with SumRidge Partners, increased travel and event-related expenses and higher professional fees compared with the prior-year period.

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

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2023	2022	% change	2023	2022	% change
Revenues:
Asset management and related administrative fees:
Managed programs	$140	$149	(6)%	$274	$300	(9)%
Administration and other	66	77	(14)%	129	153	(16)%
Total asset management and related administrative fees	206	226	(9)%	403	453	(11)%
Account and service fees	6	6	—%	11	12	(8)%
All other	4	2	100%	9	5	80%
Net revenues	216	234	(8)%	423	470	(10)%
Non-interest expenses:
Compensation, commissions and benefits	52	47	11%	99	93	6%
Non-compensation expenses:
Communications and information processing	14	14	—%	28	26	8%
Investment sub-advisory fees	34	39	(13)%	68	76	(11)%
All other	34	31	10%	66	65	2%
Total non-compensation expenses	82	84	(2)%	162	167	(3)%
Total non-interest expenses	134	131	2%	261	260	—%
Pre-tax income	$82	$103	(20)%	$162	$210	(23)%

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Financial assets under management

$ in billions	March 31, 2023	December 31, 2022	September 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
AMS (1)	$136.5	$129.5	$119.8	$140.1	$145.0	$134.4
Raymond James Investment Management	69.4	67.4	64.2	64.0	68.9	67.8
Subtotal financial assets under management	205.9	196.9	184.0	204.1	213.9	202.2
Less: Assets managed for affiliated entities	(11.5)	(10.9)	(10.2)	(10.4)	(10.7)	(10.3)
Total financial assets under management	$194.4	$186.0	$173.8	$193.7	$203.2	$191.9

(1)Represents the portion of our PCG segment fee-based AUA (as disclosed in “Assets in fee-based accounts” in the “Selected key metrics - PCG client asset balances” section of our “Management’s Discussion and Analysis - Results of Operations - Private Client Group”) that is invested in managed programs overseen by the Asset Management segment.

Activity (including activity in assets managed for affiliated entities)

	Three months ended March 31,		Six months ended March 31,
$ in billions	2023	2022	2023	2022
Financial assets under management at beginning of period	$196.9	$213.9	$184.0	$202.2
Raymond James Investment Management - net inflows/(outflows)	1.1	(0.8)	1.7	(1.2)
AMS - net inflows	1.7	3.5	2.7	7.0
Net market appreciation/(depreciation) in asset values	6.2	(12.5)	17.5	(3.9)
Financial assets under management at end of period	$205.9	$204.1	$205.9	$204.1
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

	As of March 31, 2023
$ in billions	AUM	Average fee rate
Equity	$24.6	0.56%
Fixed income	36.7	0.20%
Balanced	8.1	0.33%
Total financial assets under management	$69.4	0.34%

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

$ in billions	March 31, 2023	December 31, 2022	September 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Total assets	$378.7	$355.6	$329.2	$379.7	$392.4	$365.3

The increase in assets as of March 31, 2023 compared with December 31, 2022 and September 30, 2022 was largely due to equity market appreciation and continued growth in the PCG segment. The slight decrease in assets compared to March 31, 2022 was due to declines in the equity market since such time, offset by continued growth in the PCG segment and the favorable impact of our June 1, 2022 acquisition of Chartwell.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Raymond James Trust

The following table includes assets held in asset-based programs in Raymond James Trust, N.A. (including those managed for affiliated entities).

$ in billions	March 31, 2023	December 31, 2022	September 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Total assets	$8.2	$7.8	$7.3	$8.4	$8.8	$8.1

Quarter ended March 31, 2023 compared with the quarter ended March 31, 2022

Net revenues of $216 million decreased 8% and pre-tax income of $82 million decreased 20%.

Asset management and related administrative fees decreased $20 million, or 9%, driven by a lower beginning balance of assets in non-discretionary asset-based programs and financial assets under management at AMS, as well as lower average financial assets under management at Raymond James Investment Management (excluding Chartwell), in each case primarily due to market-driven depreciation in asset values. These declines were partially offset by incremental revenues arising from the acquisition of Chartwell. We expect the increase in financial assets under management and assets in non-discretionary asset-based programs as of March 31, 2023 compared with December 31, 2022, which occurred due to equity market appreciation and net inflows during the quarter, to positively affect our fiscal third quarter of 2023, as the majority of our asset management and related administrative fees are billed based on balances as of the beginning of the quarter.

Compensation expenses increased $5 million, or 11%, primarily due to the acquisition of Chartwell. Non-compensation expenses decreased $2 million, or 2%, primarily due to lower investment sub-advisory fees resulting from the decrease in the beginning balance of assets under management in sub-advised programs, partially offset by incremental expenses resulting from the Chartwell acquisition.

Six months ended March 31, 2023 compared with the six months ended March 31, 2022

Net revenues of $423 million decreased 10% and pre-tax income of $162 million decreased 23%.

Asset management and related administrative fees decreased $50 million, or 11%, driven by lower assets in non-discretionary asset-based programs and financial assets under management at AMS at the beginning of each of the current-year quarterly billing periods compared with the prior-year quarterly billing periods, as well as lower average financial assets under management at Raymond James Investment Management (excluding Chartwell), in each case primarily due to market-driven depreciation in asset values. These declines were partially offset by incremental revenues arising from the acquisition of Chartwell.

Compensation expenses increased $6 million, or 6%, primarily due to the acquisition of Chartwell. Non-compensation expenses decreased $5 million, or 3% due to lower investment sub-advisory fees, resulting from the decrease in assets under management in sub-advised programs, partially offset by incremental expenses resulting from the Chartwell acquisition.

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

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2023	2022	% change	2023	2022	% change
Revenues:
Interest income	$749	$199	276%	$1,425	$386	269%
Interest expense	(219)	(10)	2,090%	(404)	(20)	1,920%
Net interest income	530	189	180%	1,021	366	179%
All other	10	8	25%	27	14	93%
Net revenues	540	197	174%	1,048	380	176%
Non-interest expenses:
Compensation and benefits	48	14	243%	88	27	226%
Non-compensation expenses:
Bank loan provision for credit losses	28	21	33%	42	10	320%
RJBDP fees to PCG	311	49	535%	579	99	485%
All other	62	30	107%	112	59	90%
Total non-compensation expenses	401	100	301%	733	168	336%
Total non-interest expenses	449	114	294%	821	195	321%
Pre-tax income	$91	$83	10%	$227	$185	23%

Quarter ended March 31, 2023 compared with the quarter ended March 31, 2022

Net revenues of $540 million increased 174% and pre-tax income of $91 million increased 10%.

Net interest income increased $341 million, or 180%, primarily due to the significant increase in short-term interest rates and higher average interest-earning assets at Raymond James Bank, as well as incremental net interest income from the June 1, 2022 acquisition of TriState Capital Bank. The increase in average interest-earning assets at Raymond James Bank was primarily driven by growth in the bank loan portfolio and, to a lesser extent, higher average cash balances and available-for-sale securities. The net interest margin increased to 3.63% from 2.01% for the prior-year quarter. We anticipate that the Bank segment net interest income and net interest margin will decline during our fiscal third quarter of 2023 due to the higher level of cash balances held by the Bank segment as a result of recent market volatility, as well as the impact from higher-cost diversified funding sources, including the Enhanced Savings Program launched to PCG clients in March 2023.

The bank loan provision for credit losses was $28 million for the current quarter, compared with $21 million for the prior-year quarter. The current quarter provision primarily reflected the impacts of charge-offs of certain loans during the quarter, loan downgrades in the CRE and C&I loan portfolios, and additional volatility in the macroeconomic outlook. The prior-year quarter provision for credit losses was primarily due to loan growth.

Compensation expenses increased $34 million, or 243%, primarily due to incremental expenses of TriState Capital Bank.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Non-compensation expenses, excluding the bank loan provision for credit losses, increased $294 million, or 372%, primarily due to an increase in RJBDP fees paid to PCG and incremental expenses of TriState Capital Bank. RJBDP fees to PCG increased $262 million, or 535%, due to an increase in the market-based servicing fee incurred by the Bank segment for the administrative services provided by the PCG segment for such deposit balances, as well as an increase in client cash balances swept to our Bank segment as part of the RJBDP. As described in “Management’s Discussion and Analysis - Results of Operations - Private Client Group”, our Bank segment incurs servicing fee expense, reflected as revenues in our PCG segment, for the administrative services provided related to our clients’ deposits that are swept to our Bank segment as part of the RJBDP. These servicing fees are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates and the interest paid to clients on balances in the RJBDP. As the yield from third-party banks in the RJBDP program continues to rise, the rate the Bank segment incurs on RJBDP deposits will also increase as it reflects a market rate for such deposits. These Bank segment fees and the revenues earned by the PCG segment are eliminated in consolidation.

Six months ended March 31, 2023 compared with the six months ended March 31, 2022

Net revenues of $1.05 billion increased 176%, while pre-tax income of $227 million increased 23%.

Net interest income increased $655 million, or 179%, due to the significant increase in short-term interest rates and higher average interest-earning assets at Raymond James Bank, as well as incremental net interest income from the acquisition of TriState Capital Bank. The increase in average interest-earning assets at Raymond James Bank was primarily driven by higher average bank loans and an increase in average available-for-sale securities. The net interest margin increased to 3.51% from 1.97% for the prior-year period.

The bank loan provision for credit losses was $42 million for the current-year period, compared with $10 million for the prior-year period. The current year provision for credit losses primarily reflected a weaker macroeconomic outlook, net charge-offs, and the impact of loan growth during the period. The prior-year period provision primarily reflected the impact of loan growth.

Non-compensation expenses, excluding the bank loan provision for credit losses, increased $533 million, or 337%, primarily due to an increase in RJBDP fees paid to PCG and incremental expenses associated with TriState Capital Bank. RJBDP fees to PCG increased $480 million, or 485%, due to a significant increase in short-term interest rates as well as an increase in client cash swept to our Bank segment as part of the RJBDP. These Bank segment fees and the revenues earned by the PCG segment are eliminated in consolidation.

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

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2023	2022	% change	2023	2022	% change
Revenues:
Interest income	$36	$3	1,100%	$66	$4	1,550%
Net gains/(losses) on private equity investments	1	(2)	NM	3	3	—%
All other	—	5	(100)%	1	7	(86)%
Total revenues	37	6	517%	70	14	400%
Interest expense	(27)	(24)	13%	(51)	(47)	9%
Net revenues	10	(18)	NM	19	(33)	NM
Non-interest expenses:
Compensation and other	33	35	(6)%	56	67	(16)%
Insurance settlement received	—	—	—%	(32)	—	NM
Total non-interest expenses	33	35	(6)%	24	67	(64)%
Pre-tax income/(loss)	$(23)	$(53)	57%	$(5)	$(100)	95%

Quarter ended March 31, 2023 compared with the quarter ended March 31, 2022

Pre-tax loss was $23 million compared with a pre-tax loss of $53 million for the prior-year quarter.

Net revenues increased $28 million primarily due to an increase in interest income earned as a result of higher short-term interest rates applicable to our corporate cash balances.

Non-interest expenses decreased $2 million, primarily due to a decrease in acquisition-related expenses, partially offset by an increase in compensation expenses.

Six months ended March 31, 2023 compared with the six months ended March 31, 2022

The pre-tax loss was $5 million compared with a pre-tax loss of $100 million in the prior-year period.

Net revenues increased $52 million, primarily due to an increase in interest income earned as a result of higher short-term interest rates applicable to our corporate cash balances, partially offset by an increase in interest expense due to the subordinated notes assumed as part of our acquisition of TriState Capital in June 2022.

Non-interest expenses decreased $43 million, or 64%, primarily due to a $32 million insurance settlement received during the current-year period related to a previously settled litigation matter, which was reflected as an offset to Other expenses, as well as a decrease in acquisition-related expenses. These decreases were partially offset by an increase in compensation expenses.

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

Total assets of $79.18 billion as of March 31, 2023 were $1.77 billion, or 2%, less than our total assets as of September 30, 2022. Assets segregated for regulatory purposes and restricted cash decreased $3.78 billion, primarily due to a decrease in client cash sweep balances, which resulted in a decline in client cash held in our CIP and a corresponding decline in segregated assets. Brokerage client receivables, collateralized agreements, and trading assets also decreased $359 million, $325 million, and $277 million, respectively, compared with September 30, 2022. Partially offsetting these decreases was a $2.49 billion increase in cash and cash equivalents, driven by an increase in bank deposits, as well as an increase in bank loans, net of $444 million, primarily related to increases in corporate and residential mortgage loans, partially offset by a decline in securities-based loans.

As of March 31, 2023, our total liabilities of $69.21 billion were $2.31 billion, or 3%, less than our total liabilities as of September 30, 2022. Brokerage client payables decreased $4.60 billion related to the aforementioned decrease in CIP balances as of March 31, 2023. Accrued compensation, commissions, and benefits decreased $326 million primarily due to the payment of prior-year bonuses. These decreases were partially offset by an increase in bank deposits of $2.87 billion, primarily due to the launch of the Enhanced Savings Program to PCG clients in March 2023, which raised $2.75 billion of deposits during the period ended March 31, 2023, and an increase in other borrowings of $359 million as a result of a net increase in FHLB borrowings in the Bank segment during our fiscal second quarter of 2023.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital are essential to our business. The primary goal of our liquidity management activities is to ensure adequate funding and liquidity to conduct our business over a range of economic and market environments, including times of broader industry or market liquidity stress events. In times of market stress or uncertainty, we generally maintain higher levels of capital and liquidity to ensure we have adequate funding to support our business. We seek to manage capital levels to support execution of our business strategy, provide financial strength to our subsidiaries, and maintain sustained access to the capital markets, while at the same time meeting our regulatory capital requirements and conservative internal management targets.

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

Liquidity and capital management

Senior management establishes our liquidity and capital management frameworks. Our liquidity and capital management frameworks are overseen by the RJF Asset and Liability Committee, a senior management committee that develops and executes strategies and policies to manage our liquidity risk and interest rate risk, as well as provides oversight over the firm’s investments. Our liquidity management framework is designed to ensure we have a sufficient amount of financing, even when funding markets experience stress. We manage the maturities and diversity of our funding across products and seek to maintain a diversified funding profile with an appropriate tenor, taking into consideration the characteristics and liquidity profile of our assets. The liquidity management framework includes senior management’s review of short- and long-term cash flow forecasts, review of capital expenditures, monitoring of the availability of alternative sources of financing, and daily monitoring of liquidity in our significant subsidiaries. Our decisions on the allocation of resources to our business units consider, among other factors, projected profitability, cash flow, risk, and future liquidity needs. Our treasury department assists in evaluating, monitoring and controlling the impact that our business activities have on our financial condition and liquidity, and also maintains our relationships with various lenders. The objective of our liquidity management framework is to support the successful execution of our business strategies while ensuring ongoing and sufficient liquidity.

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

Capital structure

Common equity (i.e., common stock, additional paid-in capital, and retained earnings) is the primary component of our capital structure. Common equity allows for the absorption of losses on an ongoing basis and for the conservation of resources during stress periods, as it provides us with discretion on the amount and timing of dividends and other capital actions. Information about our common equity is included in the Condensed Consolidated Statements of Financial Condition, the Condensed Consolidated Statements of Changes in Shareholders’ Equity, and Note 17 of this Form 10-Q.

Under regulatory capital rules applicable to us as a bank holding company, we are required to maintain minimum leverage ratios (defined as tier 1 capital divided by adjusted average assets), as well as minimum ratios of tier 1 capital, CET1, and total capital to risk-weighted assets. These capital ratios incorporate quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under the regulatory capital rules and are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. We calculate these ratios in order to assess compliance with both regulatory requirements and internal capital policies. In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. See Note 21 for further information about our regulatory capital and related capital ratios.

We have classified all of our investments in debt securities as available-for-sale and have not classified any of our investments in debt securities as held-to-maturity. Accordingly, we account for our available-for-sale securities at fair value at each reporting date, with unrealized gains and losses, net of tax, included in AOCI. Current Basel III rules permit us to make an election to exclude most components of AOCI when calculating CET1, tier 1 capital, and total capital. We have elected the AOCI opt-out for regulatory capital purposes and therefore exclude certain elements of AOCI, including gains/losses on our available-for-sale portfolio, from our capital calculations.

Recent events impacting the financial services industry, including the failure of certain banks in the industry, may result in a change to regulations applicable to bank holding companies, including higher capital requirements, which could negatively impact our regulatory capital ratios in the future. In addition, potential changes to the AOCI opt-out election would impact future regulatory capital calculations.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The following table presents the components of RJF’s regulatory capital used to calculate the aforementioned regulatory capital ratios.

$ in millions	March 31, 2023	September 30, 2022
Common equity tier 1 capital/Tier 1 capital
Common stock and related additional paid-in capital	$3,037	$2,989
Retained earnings	9,590	8,843
Treasury stock	(1,954)	(1,512)
Accumulated other comprehensive loss	(798)	(982)
Less: Goodwill and identifiable intangible assets, net of related deferred tax liabilities	(1,804)	(1,805)
Other adjustments	717	847
Common equity tier 1 capital	8,788	8,380
Additional tier 1 capital (preferred equity of $120, net of $5 of other items)	115	100
Tier 1 capital	8,903	8,480
Tier 2 capital
Tier 2 capital instruments plus related surplus	100	100
Qualifying allowances for credit losses	471	451
Tier 2 capital	571	551
Total capital	$9,474	$9,031

The following table presents RJF’s risk-weighted assets by exposure type used to calculate the aforementioned regulatory capital ratios.

$ in millions	March 31, 2023	September 30, 2022
On-balance sheet assets:
Corporate exposures	$20,597	$20,147
Exposures to sovereign and government-sponsored entities (1)	1,952	2,002
Exposures to depository institutions, foreign banks, and credit unions	2,062	3,003
Exposures to public-sector entities	774	696
Residential mortgage exposures	4,087	3,732
Statutory multifamily mortgage exposures	92	71
High volatility commercial real estate exposures	126	128
Past due loans	149	110
Equity exposures	525	445
Securitization exposures	133	129
Other assets	7,868	7,325
Off-balance sheet:
Standby letters of credit	79	62
Commitments with original maturity of one year or less	121	98
Commitments with original maturity greater than one year	2,549	2,437
Over-the-counter derivatives	235	305
Other off-balance sheet items	250	423
Market risk-weighted assets	2,624	3,063
Total standardized risk-weighted assets	$44,223	$44,176
(1)RJF’s exposure is predominantly to the U.S. government and its agencies.

Cash flows

Cash and cash equivalents (excluding amounts segregated for regulatory purposes and restricted cash) of $8.66 billion at March 31, 2023 increased $2.49 billion compared with September 30, 2022. The increase in cash and cash equivalents primarily resulted from an increase in bank deposits, including $2.75 billion of deposits from the launch of our Enhanced Savings Program to PCG clients in March 2023, as well as net proceeds from additional FHLB advances during the period, partially offset by common stock repurchases and dividends, investments in bank loans and available-for-sale securities, and the payment of prior-year bonuses.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Sources of liquidity

Approximately $1.83 billion of our total March 31, 2023 cash and cash equivalents included cash held at the parent company, which included cash loaned to RJ&A. As of March 31, 2023, RJF had loaned $1.16 billion to RJ&A (such amount is included in the RJ&A cash balance in the following table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

The following table presents our holdings of cash and cash equivalents.

$ in millions	March 31, 2023
RJF	$692
Raymond James Bank	2,581
TriState Capital Bank	2,401
RJ&A	1,639
Raymond James Ltd. (“RJ Ltd.”)	502
Raymond James Capital Services, LLC	179
Charles Stanley Group Limited	131
Raymond James Financial Services, Inc.	121
Raymond James Trust Company of New Hampshire	94
Raymond James Investment Management	57
Other subsidiaries	266
Total cash and cash equivalents	$8,663

Due to recent market volatility, we maintained a higher level of cash balances at Raymond James Bank and TriState Capital Bank as of March 31, 2023 compared with more recent periods as part of our liquidity management practices.

RJF maintained depository accounts at Raymond James Bank and TriState Capital Bank totaling $275 million as of March 31, 2023. The portion of this total that was available on demand without restrictions, which amounted to $234 million as of March 31, 2023, is reflected in the RJF cash balance and excluded from Raymond James Bank’s cash balance in the preceding table.

A large portion of the cash and cash equivalents balances at our non-U.S. subsidiaries, including RJ Ltd., as of March 31, 2023 was held to meet regulatory requirements and was not available for use by the parent.

In addition to the cash balances described, we have various other potential sources of cash available to the parent company from subsidiaries, as described in the following section.

Liquidity available from subsidiaries

Liquidity is principally available to RJF from RJ&A and Raymond James Bank.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934. As a member firm of the Financial Industry Regulatory Authority (“FINRA”), RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client balances. In addition, covenants in RJ&A’s committed financing facilities require its net capital to be a minimum of 10% of aggregate debit items. At March 31, 2023, RJ&A significantly exceeded the minimum regulatory requirements, the covenants in its financing arrangements pertaining to net capital, as well as its internally-targeted net capital tolerances. FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements which may result in RJ&A limiting dividends it would otherwise remit to RJF. We evaluate regulatory requirements, loan covenants and certain internal tolerances when determining the amount of liquidity available to RJF from RJ&A.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Raymond James Bank may pay dividends to RJF without prior approval of its regulator as long as the dividends do not exceed the sum of its current calendar year and the previous two calendar years’ retained net income, and it maintains its targeted regulatory capital ratios.  Dividends may be limited to the extent that capital is needed to support balance sheet growth or as part of our liquidity and capital management activities.

Although we have liquidity available to us from our other subsidiaries, the available amounts may not be as significant as those previously described and, in certain instances, may be subject to regulatory requirements.

Borrowings and financing arrangements

Financing arrangements

We have various financing arrangements in place with third-party lenders that allow us the flexibility to borrow funds on a secured or unsecured basis to meet our liquidity needs. We generally utilize these financing arrangements to finance a portion of our fixed income trading instruments held by RJ&A or for cash management purposes. Our ability to borrow under these arrangements is dependent upon compliance with the conditions in our various loan agreements and, in the case of secured borrowings, collateral eligibility requirements.

As of March 31, 2023, RJF and RJ&A had the ability to borrow under our $500 million revolving credit facility agreement (the “Credit Facility”), a committed unsecured line of credit; however, we had no such borrowings outstanding under this facility as of March 31, 2023. See our discussion of the Credit Facility in Note 16 of the Notes to the Consolidated Financial Statements of our 2022 Form 10-K for additional details on the Credit Facility. In April 2023, we amended our Credit Facility, increasing the borrowing capacity to $750 million, extending the term through April 2028, adding the secured overnight financing rate (“SOFR”) as an alternative reference rate, decreasing our variable rate facility fee, and removing the previous $300 million sublimit for RJF.

In addition to our Credit Facility, we have various uncommitted financing arrangements with third-party lenders, which are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed and are generally collateralized by RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements (i.e., securities purchased under agreements to resell). As of March 31, 2023, we had outstanding borrowings under one uncommitted secured borrowing arrangement out of a total of 13 uncommitted financing arrangements (nine uncommitted secured and four uncommitted unsecured). However, lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

Our borrowings on uncommitted financing arrangements, which were in the form of repurchase agreements in RJ&A, were included in “Collateralized financings” on our Condensed Consolidated Statements of Financial Condition. The average daily balance outstanding during the five most recent quarters, the maximum month-end balance outstanding during the quarter and the period-end balances for repurchase agreements and reverse repurchase agreements are detailed in the following table.

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in millions)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
March 31, 2023	$174	$223	$150	$236	$310	$167
December 31, 2022	$245	$257	$150	$288	$306	$156
September 30, 2022	$196	$294	$294	$249	$367	$367
June 30, 2022	$203	$276	$100	$238	$300	$168
March 31, 2022	$271	$334	$140	$211	$304	$221

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Other borrowings and collateralized financings

We had $1.55 billion in FHLB borrowings outstanding at March 31, 2023, comprised of floating-rate and fixed-rate advances. The interest rates on our floating-rate advances are generally based on a SOFR. We use interest rate swaps to manage the risk of increases in interest rates associated with the majority of our floating-rate FHLB advances by converting the balances subject to variable interest rates to a fixed interest rate. In March 2023, we increased our fixed-rate FHLB borrowings by $1 billion. We repaid $500 million of such borrowings by March 31, 2023, with the remaining $500 million maturing on April 20, 2023. We subsequently repaid $200 million of the borrowings maturing in April 2023, while extending the remaining $300 million until May 26, 2023 at a rate of 5.23%.

During the quarter ended March 31, 2023, we increased our borrowing capacity with the FHLB through the pledge of additional available-for-sale securities. At March 31, 2023, we had pledged $8.77 billion of bank loans, net and $4.64 billion of available-for-sale securities with the FHLB as security for the repayment of outstanding FHLB borrowings and to secure capacity for additional borrowings as needed. As of March 31, 2023, we had an additional $9.07 billion in immediate credit available based on collateral pledged, which does include additional capacity created by the $200 million repayment of FHLB borrowings subsequent to quarter end, and with the pledge of additional collateral, we had additional credit availability from certain FHLB member banks. See Notes 4, 6, 7, and 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding bank loans, net and available-for-sale securities pledged with the FHLB and for further information on our FHLB borrowings, including the related maturities and interest rates.

A portion of our fixed income transactions are cleared through a third-party clearing organization, which provides financing for the purchase of trading instruments to support such transactions. The amount of financing is based on the amount of trading inventory financed, as well as any deposits held at the clearing organization. Amounts outstanding under this financing arrangement are collateralized by a portion of our trading inventory and accrue interest based on market rates. While we had borrowings outstanding as of March 31, 2023, the clearing organization is under no contractual obligation to lend to us under this arrangement.

Raymond James Bank and TriState Capital Bank have access to the Federal Reserve’s discount window and may have access to other lending programs that may be established by the Federal Reserve in unusual and exigent circumstances, including the Bank Term Funding Program that was created by the Federal Reserve on March 12, 2023; however, we do not view borrowings from the Federal Reserve as a primary source of funding.  See Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding bank loans, net pledged with the FRB.

As part of the acquisition of TriState Capital, we assumed, as of the closing date, TriState Capital’s subordinated notes due 2030, with an aggregate principal amount of $98 million. See Note 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and Note 16 of our 2022 Form 10-K for additional information regarding these borrowings.

We may act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one broker-dealer and then lend them to another.  Where permitted, we have also loaned, to broker-dealers and other financial institutions, securities owned by clients or the firm.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balance of $177 million as of March 31, 2023 related to the securities loaned included in “Collateralized financings” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q. See Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and Note 2 of our 2022 Form 10-K for more information on our collateralized agreements and financings.

Senior notes payable

At March 31, 2023, we had aggregate outstanding senior notes payable of $2.04 billion which, exclusive of any unaccreted premiums or discounts and debt issuance costs, was comprised of $500 million par 4.65% senior notes due 2030, $800 million par 4.95% senior notes due 2046, and $750 million par 3.75% senior notes due 2051. See Note 17 of the Notes to the Consolidated Financial Statements of our 2022 Form 10-K for additional information on senior notes payable.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Credit ratings

Our issuer, senior long-term debt, and preferred stock credit ratings as of the most current report are detailed in the following table.

Credit Rating
Rating Agency	Fitch Ratings, Inc. (1)	Moody’s	Standard & Poor’s Ratings Services (2)
Issuer and senior long-term debt	A-	A3	A-
Preferred stock	BB+	Baa3 (hyb)	Not rated
Outlook	Stable	Stable	Stable

(1)On March 17, 2023, Fitch Ratings, Inc. affirmed RJF’s issuer and senior long term debt A- rating, preferred stock BB+ rating, and stable rating outlook.
(2)On February 13, 2023, Standard & Poor’s Rating Services upgraded RJF’s issuer and senior long-term debt from BBB+ to A- and changed the rating outlook to stable.

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

Other sources and uses of liquidity

We have company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Certain of our non-qualified deferred compensation plans and other employee benefit plans are employee-directed while others are company-directed. Of the company-owned life insurance policies which fund these plans, certain policies could be used as a source of liquidity for the firm. Those policies against which we could readily borrow had a cash surrender value of $863 million as of March 31, 2023, comprised of $554 million related to employee-directed plans and $309 million related to company-directed plans, and we were able to borrow up to 90%, or $777 million, of the March 31, 2023 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to the employee-directed plans. There were no borrowings outstanding against any of these policies as of March 31, 2023.

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

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of March 31, 2023, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF, Raymond James Bank, and TriState Capital Bank were categorized as “well-capitalized” as of March 31, 2023. The maintenance of certain risk-based and other regulatory capital levels could influence various capital allocation decisions impacting one or more of our businesses.  However, due to the current capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities. See Note 21 of the Notes to Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources - Capital structure” of this Form 10-Q for further information on regulatory capital requirements.

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

Loss provisions

Loss provisions for legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of the Notes to Consolidated Financial Statements of our 2022 Form 10-K. In addition, refer to Note 16 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding legal and regulatory matters contingencies as of March 31, 2023.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
To demonstrate the sensitivity of credit loss estimates on our bank loan portfolio to macroeconomic forecasts, we compared our modeled estimates under the base case economic scenario used to estimate the allowance for credit losses as of March 31, 2023, to what our estimate would have been under a downside case scenario and an upside scenario, without considering any offsetting effects in the qualitative component of our allowance for credit losses as of March 31, 2023. As of March 31, 2023, use of the downside case scenario would have resulted in an increase of approximately $200 million in the quantitative portion of our allowance for credit losses on bank loans, while the use of the upside case would have resulted in a reduction of approximately $40 million in the quantitative portion of our allowance for credit losses on bank loans at March 31, 2023. These hypothetical outcomes reflect the relative sensitivity of the modeled portion of our allowance estimate to macroeconomic forecasted scenarios but do not consider any potential impact qualitative adjustments could have on the allowance for credit losses in such environments. Qualitative adjustments could either increase or decrease modeled loss estimates calculated using an alternative economic scenario assumption. Further, such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance for a number of reasons including: (1) management’s predictions of future economic trends and relationships among the scenarios may differ from actual events; and (2) management’s application of subjective measures to modeled results through the qualitative portion of the allowance for credit losses when appropriate. The downside case scenario utilized in this hypothetical sensitivity analysis assumes a moderate recession. To the extent macroeconomic conditions worsen beyond those assumed in this downside case scenario, we could incur provisions for credit losses significantly in excess of those estimated in this analysis.

See Note 2 of the Notes to Consolidated Financial Statements of our 2022 Form 10-K for information regarding our methodologies and assumptions used in estimating the allowance for credit losses. See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding our allowance for credit losses related to bank loans as of March 31, 2023.

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

In March 2023, the FASB issued amended guidance related to accounting for investments in tax credit structures using the proportional amortization method (ASU 2023-02). The amendment permits reporting entities to elect to account for their tax equity investments using the proportional amortization method if certain conditions are met and makes the delayed equity contributions guidance applicable only when the proportional amortization method is applied to a tax equity investment. This amendment also requires entities to make disclosures about all investments in a tax credit program for which they have elected to account for using the proportional amortization method, including those investments in an elected tax credit program that do not meet the conditions to use the proportional amortization method. This new guidance is effective for our fiscal year beginning on October 1, 2024. This guidance may be applied on a retrospective basis or modified retrospective basis to all qualifying tax equity investments; however, the transition method must be applied consistently to all affected investments. Although permitted, we do not currently plan to early adopt. We are still evaluating the impact the adoption of this new guidance will have on our financial position, results of operations, and disclosures.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Governance

Our Board of Directors, including its Risk Committee and Audit Committee, oversees the firm’s management and mitigation of risk, reinforcing a culture that encourages ethical conduct and risk management throughout the firm.  Senior management communicates and reinforces this culture through three lines of risk management and a number of senior-level management committees.  Our first line of risk management, which includes all of our businesses, owns its risks and is responsible for identifying, mitigating, and escalating risks arising from its day-to-day activities.  The second line of risk management, which includes Compliance and Risk Management, advises our client-facing businesses and other first-line functions in identifying, assessing, and mitigating risk. The second line of risk management tests and monitors the effectiveness of controls, as deemed necessary, and escalates risks when appropriate to senior management and the Board of Directors.  The third line of risk management, Internal Audit, independently reviews activities conducted by the previous lines of risk management to assess their management and mitigation of risk, providing additional assurance to the Board of Directors and senior management, with a view toward enhancing our oversight, management, and mitigation of risk. Our legal department provides legal advice and guidance to each of these three lines of risk management.

Market risk

Market risk is our risk of loss resulting from the impact of changes in market prices on our trading inventory, derivatives, and investment positions. We have exposure to market risk primarily through our broker-dealer trading operations and our banking operations. Through our broker-dealer subsidiaries, we trade debt obligations and equity securities and maintain trading inventories to ensure availability of securities to facilitate client transactions. Inventory levels may fluctuate daily as a result of client demand. We also hold investments within our available-for-sale securities portfolio, and from time to time may hold SBA loan securitizations not yet transferred. Our primary market risks relate to interest rates, equity prices, and foreign exchange rates. Interest rate risk results from changes in levels of interest rates, the volatility of interest rates, mortgage prepayment speeds, and credit spreads. Equity risk results from changes in prices of equity securities. Foreign exchange risk results from changes in spot prices, forward prices, and volatility of foreign exchange rates. See Note 2 of the Notes to Consolidated Financial Statements of our 2022 Form 10-K and Notes 3, 4, and 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for fair value and other information regarding our trading inventories, available-for-sale securities, and derivative instruments.

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

Interest rate risk

Trading activities

We are exposed to interest rate risk as a result of our trading inventory (primarily comprised of fixed income instruments) in our Capital Markets segment. Changes in value of our trading inventory may result from fluctuations in interest rates, credit spreads, equity prices, macroeconomic factors, investor expectations or risk appetites, liquidity, as well as dynamic relationships among these factors. We actively manage interest rate risk arising from our fixed income trading inventory through the use of hedging strategies utilizing U.S. Treasuries, exchange traded funds, futures contracts, liquid spread products, and derivatives.

Our primary method for controlling risks within trading inventories is through the use of dollar-based and exposure-based limits. A hierarchy of limits exists at multiple levels, including firm, business unit, desk (e.g., for equities, corporate bonds, municipal bonds), product sub-type (e.g., below-investment-grade positions) and, at times, at the individual position. For derivative positions, which are primarily comprised of interest rate swaps, we have established sensitivity-based and foreign exchange spot limits. Trading positions and derivatives are monitored against these limits through daily reports that are distributed to senior management. During volatile markets, we may temporarily reduce limits and/or choose to pare our trading inventories to reduce risk.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
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

	Six months ended March 31, 2023		Period-end VaR			Three months ended March 31,		Six months ended March 31,
$ in millions	High	Low	March 31, 2023	September 30, 2022	$ in millions	2023	2022	2023	2022
Daily VaR	$3	$1	$1	$3	Average daily VaR	$2	$1	$2	$1

Average daily VaR was higher during the three and six months ended March 31, 2023 compared with the three and six months ended March 31, 2022 due to the impact of increased market volatility during the period, as well as the addition of the SumRidge Partners trading inventory beginning in July 2022. Period-end VaR was lower at March 31, 2023 compared to September 30, 2022, due to a decline in trading inventory.

The Fed’s MRR requires us to perform daily back-testing procedures for our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income, and intraday trading. Regulatory-defined daily trading losses are used to evaluate the performance of our VaR model and are not comparable to our actual daily net revenues. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the three and six months ended March 31, 2023, our regulatory-defined daily losses in our trading portfolios exceeded our predicted VaR on one occasion.

Separately, RJF provides additional market risk disclosures to comply with the MRR, including 10-day VaR and 10-day Stressed VaR, which are available on our website at https://www.raymondjames.com/investor-relations/financial-information/filings-and-reports within “Other Reports and Information.”

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
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

One of the objectives of the Asset and Liability Committee is to manage the sensitivity of net interest income to changes in market interest rates. This committee uses several measures to monitor and limit interest rate risk in our banking operations, including scenario analysis and economic value of equity (“EVE”). We utilize a hedging strategy using interest rate swaps in our banking operations as a result of our asset and liability management process. For further information regarding this hedging strategy, see Note 2 of the Notes to Consolidated Financial Statements of our 2022 Form 10-K and Notes 13 and 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

To ensure that we remain within the tolerances established for net interest income, a sensitivity analysis of net interest income to interest rate conditions is estimated under a variety of scenarios. We use simulation models and estimation techniques to assess the sensitivity of net interest income to movements in interest rates. The model estimates the sensitivity by calculating interest income and interest expense in a dynamic balance sheet environment using current repricing, prepayment, and reinvestment of cash flow assumptions over a 12-month time horizon. Assumptions used in the model include interest rate movement, the slope of the yield curve, and balance sheet composition and growth. The model also considers interest rate-related risks such as pricing spreads, pricing of client cash accounts, including deposit betas, and prepayments. Various interest rate scenarios are modeled in order to determine the effect those scenarios may have on net interest income.

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

Instantaneous changes in rate (1)	Net interest income ($ in millions)	Projected change in net interest income
+200	$2,120	14%
+100	$1,989	7%
0	$1,860	—%
-100	$1,733	(7)%
-200	$1,599	(14)%
(1) Our 0-basis point scenario was based on interest rates as of March 31, 2023 and did not include the impact of the Fed’s May 4, 2023 increase in its benchmark short-term rate.

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net interest analysis” of this Form 10-Q for a discussion of the impact changes in short-term interest rates could have on the consolidated firm’s operations.

The Asset and Liability Committee also reviews EVE, which is a point in time analysis of current interest-earning assets and interest-bearing liabilities that incorporates all cash flows over their estimated remaining lives, discounted at current rates. The EVE approach is based on a static balance sheet and provides an indicator of future earnings and capital levels as the changes in EVE indicate the anticipated change in the value of future cash flows. We monitor sensitivity to changes in EVE utilizing Board of Directors-approved limits. These limits set a risk tolerance to changing interest rates and assist in determining strategies for mitigating this risk as EVE approaches these limits. As of March 31, 2023, our EVE analyses were within approved limits.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The following table shows the maturities of our bank loan portfolio at March 31, 2023, including contractual principal repayments.  Maturities are generally determined based upon contractual terms; however, rollovers or extensions that are included for the purposes of measuring the allowance for credit losses are reflected in maturities in the following table. This table does not include any estimates of prepayments, which could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the table.

	Due in
$ in millions	One year or less	> One year – five years	> Five years - fifteen years	> Fifteen years	Total
SBL	$13,747	$400	$79	$1	$14,227
C&I loans	891	7,519	2,811	38	11,259
CRE loans	923	4,172	1,937	22	7,054
REIT loans	256	1,401	60	—	1,717
Residential mortgage loans	13	36	201	7,829	8,079
Tax-exempt loans	169	253	1,221	—	1,643
Total loans held for investment	15,999	13,781	6,309	7,890	43,979
Held for sale loans	—	—	47	72	119
Total loans held for sale and investment	$15,999	$13,781	$6,356	$7,962	$44,098

The following table shows the distribution of the recorded investment of those bank loans that mature in more than one year between fixed and adjustable interest rate loans at March 31, 2023.

	Interest rate type
$ in millions	Fixed	Adjustable	Total
SBL	$12	$468	$480
C&I loans	899	9,469	10,368
CRE loans	419	5,712	6,131
REIT loans	—	1,461	1,461
Residential mortgage loans	230	7,836	8,066
Tax-exempt loans	1,474	—	1,474
Total loans held for investment	3,034	24,946	27,980
Held for sale loans	2	117	119
Total loans held for sale and investment	$3,036	$25,063	$28,099

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

In our available-for-sale securities portfolio, we hold primarily fixed-rate agency-backed MBS, agency-backed CMOs, and U.S. Treasuries, which are carried at fair value on our Condensed Consolidated Statements of Financial Condition, with changes in the fair value of the portfolio recorded through OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. At March 31, 2023, our available-for-sale securities portfolio had a fair value of $9.77 billion with a weighted-average yield of 2.03% and a weighted-average life of 4.38 years. The effective duration of our available-for-sale securities portfolio as of March 31, 2023 was approximately 3.65, where duration is defined as the approximate percentage change in price for a 100-basis point change in rates. See Note 4 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on our available-for-sale securities portfolio.

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

Foreign exchange risk

We are subject to foreign exchange risk due to our investments in foreign subsidiaries as well as transactions and resulting balances denominated in a currency other than the U.S. dollar. For example, our bank loan portfolio includes loans which are denominated in Canadian dollars, totaling $1.54 billion and $1.51 billion at March 31, 2023 and September 30, 2022, respectively, when converted to the U.S. dollar. A majority of such loans are held in a Canadian subsidiary of Raymond James Bank, which is discussed in the following sections.

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

At March 31, 2023, we had foreign exchange risk in our investment in RJ Ltd. of CAD 413 million and in our investment in Charles Stanley of £274 million, which were not hedged. All of our other investments, consisting primarily of subsidiaries located in Europe, are not hedged, and we do not believe we had material foreign exchange risk either individually, or in the aggregate, pertaining to these subsidiaries as of March 31, 2023. Foreign exchange gains/losses related to our foreign investments are primarily reflected in OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 17 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding our components of OCI.

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

Credit risk

Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s, or counterparty’s ability to meet its financial obligations under contractual or agreed-upon terms. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction, and the parties involved. Credit risk is an integral component of the profit assessment of lending and other financing activities. See further discussion of our credit risk, including how we manage such risk, in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” of our 2022 Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Corporate activities

We maintain cash balances with the Fed and with various financial institutions, primarily global systemically important banks, in our normal course of business. A large portion of such balances are in excess of FDIC insurance limits. As a result, we may be exposed to the risk that these financial institutions may not return our cash to us in the event that the institution experiences financial distress or ceases its operations. In order to mitigate our credit risk to such financial institutions, we monitor our exposure with each institution on a daily basis and subject each institution to limits based on various factors including but not limited to financial strength, capitalization levels, liquidity, credit ratings, and market factors to the extent applicable.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
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

	Three months ended March 31,				Six months ended March 31,
	2023		2022		2023		2022
$ in millions	Net loan (charge-off)/recovery amount (1)	Annualized % of avg. outstanding loans	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans	Net loan (charge-off)/recovery amount (1)	Annualized % of avg. outstanding loans	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans
C&I loans	$(20)	0.71%	$(1)	0.05%	$(24)	0.43%	$(3)	0.07%
CRE loans	—	—%	—	—%	2	0.06%	—	—%
Residential mortgage loans	—	—%	—	—%	—	—%	1	0.04%
Total loans held for sale and investment	$(20)	0.18%	$(1)	0.01%	$(22)	0.10%	$(2)	0.02%

(1)    Net charge-offs during the three and six months ended March 31, 2023 were primarily related to two C&I loans.

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

$ in millions	March 31, 2023	September 30, 2022
Nonperforming loans (1)	$99	$74
Nonperforming assets	$99	$74

Nonperforming loans as a % of total loans held for sale and investment	0.22%	0.17%
Allowance for credit losses as a % of nonperforming loans	419%	535%
Nonperforming assets as a % of Bank segment total assets	0.16%	0.13%
(1)    Nonperforming loans at March 31, 2023 and September 30, 2022 included $90 million and $63 million of loans, respectively, which were current pursuant to their contractual terms.

The nonperforming loan balances in the preceding table excluded $6 million and $7 million as of March 31, 2023 and September 30, 2022, respectively, of residential troubled debt restructurings which were returned to accrual status in accordance with our policy.

Although our nonperforming assets as a percentage of our Bank segment’s assets remained low as of March 31, 2023, any prolonged period of market deterioration could result in an increase in our nonperforming assets, an increase in our allowance for credit losses and/or an increase in net charge-offs in future periods, although the extent would depend on future developments that are highly uncertain.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Risk monitoring process

Another component of credit risk strategy for our bank loan portfolio is the ongoing risk monitoring and review processes, including our internal loan review process, as well as our rigorous processes to manage and limit credit losses arising from loan delinquencies. There are various other factors included in these processes, depending on the loan portfolio. There were no significant changes to those processes during the three months ended March 31, 2023.

SBL and residential mortgage loan portfolios

Substantially all collateral securing our SBL portfolio is monitored on a daily basis. Collateral adjustments, as triggered by our monitoring procedures, are made by the borrower as necessary to ensure our loans are adequately secured, resulting in minimizing our credit risk. Collateral calls have been minimal relative to our SBL portfolio with insignificant losses incurred to date.

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

	Amount of delinquent residential mortgage loans			Delinquent residential mortgage loans as a percentage of outstanding residential mortgage loan balances
$ in millions	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
March 31, 2023	$4	$5	$9	0.05%	0.06%	0.11%
September 30, 2022	$6	$6	$12	0.08%	0.08%	0.16%

Our March 31, 2023 percentage compares favorably to the national average for over 30 day delinquencies of 2.03%, as most recently reported by the Fed.

Credit risk is also managed by diversifying the residential mortgage portfolio. Most of the loans in our residential loan portfolio are to PCG clients across the U.S. The following table details the geographic concentrations (top five states) of our one-to-four family residential mortgage loans.

	March 31, 2023
	Loans outstanding as a % of total residential mortgage loans held for sale and investment	Loans outstanding as a % of total loans held for sale and investment
CA	25%	5%
FL	17%	3%
TX	8%	2%
NY	8%	1%
CO	4%	1%

The occurrence of a natural disaster or severe weather event in any of these states, for example wildfires in California and hurricanes in Florida, could result in additional credit loss provisions and/or charge-offs on our loans in such states and therefore negatively impact our net income and regulatory capital in any given period.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize.  At March 31, 2023 and September 30, 2022, these loans totaled $2.71 billion and $2.55 billion, respectively, or approximately 34% and 35% of the residential mortgage portfolio, respectively.  The weighted-average number of years before the remainder of the loans, which were still in their interest-only period at March 31, 2023, begins amortizing is six years.

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

	March 31, 2023
	Loans outstanding as a % of total corporate bank loans held for sale and investment	Loans outstanding as a % of total loans held for sale and investment
Multi-family	10%	5%
Industrial warehouse	8%	4%
Loan fund	7%	3%
Office real estate	7%	3%
Consumer products and services	5%	2%

The Fed’s measures to control inflation, including through increases in short-term interest rates, have had an impact on consumer behavior and are likely to continue to do so in the near-term. These and related factors could negatively impact our borrowers, particularly those in consumer-facing industries. In response to changing trends, and industry-wide challenges following the COVID-19 pandemic, we have closely monitored each loan in our commercial real estate portfolio, particularly office real estate, utilizing LTV ratios and other metrics. We have also focused on reducing our corporate loan exposure in certain sectors with increasing credit concerns, including selling approximately $430 million of loans subsequent to March 31, 2023 through May 5, 2023 at an average sales price of 99% of par value. Additional sales of corporate loans may be made during the remainder of fiscal 2023 to further reduce credit risk in certain sectors. In addition, we plan to be prudent in issuing new corporate loans for the remainder of fiscal 2023 as a result of the recent market volatility.

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

Periods of severe market volatility can result in a significantly higher level of transactions on specific days, which may present operational challenges from time to time that may result in losses. These losses can result from, but are not limited to, trade errors, failed transaction settlements, late collateral calls to borrowers and counterparties, or interruptions to our system processing. We did not incur any significant losses related to such operational challenges during the six months ended March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered securities for the six months ended March 31, 2023.

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described in the following paragraphs. The following table presents information on our purchases of our own stock, on a monthly basis, for the six months ended March 31, 2023.

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) at each month-end of securities that may yet be purchased under the plans or programs
October 1, 2022 – October 31, 2022	358,103	$105.94	354,313	$800
November 1, 2022 – November 30, 2022	78,798	$120.60	—	$800
December 1, 2022 – December 31, 2022	937,747	$106.64	937,737	$1,400
First quarter	1,374,648	$107.26	1,292,050

January 1, 2023 – January 31, 2023	53,430	$114.90	—	$1,400
February 1, 2023 – February 28, 2023	13,586	$113.49	—	$1,400
March 1, 2023 – March 31, 2023	3,745,485	$93.45	3,745,388	$1,050
Second quarter	3,812,501	$93.82	3,745,388

Fiscal year-to-date total	5,187,149	$97.38	5,037,438

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

3.2
Amended and Restated By-Laws of Raymond James Financial, Inc., reflecting amendments adopted by the Board of Directors on February 24, 2023, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 1, 2023.

10.1
Raymond James Financial, Inc. Amended and Restated 2012 Stock Incentive Plan (as amended through February 23, 2023), incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders held February 23, 2023, filed with the Securities and Exchange Commission on January 11, 2023.

10.2
Amended and Restated Credit Agreement, dated as of April 6, 2023, among Raymond James Financial, Inc., Raymond James & Associates, Inc., the Lenders party thereto and Bank of America, N.A, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 12, 2023.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	May 8, 2023	/s/ Paul C. Reilly
Paul C. Reilly
Chair and Chief Executive Officer

Date:	May 8, 2023	/s/ Paul M. Shoukry
Paul M. Shoukry
Chief Financial Officer