Form 10-Q
period 2023-06-30
RAYMOND JAMES FINANCIAL INC
filed 2023-08-04
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
208,841,543 shares of common stock as of August 2, 2023

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Index
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in millions, except per share amounts	June 30, 2023	September 30, 2022
Assets:
Cash and cash equivalents	$8,375	$6,178
Assets segregated for regulatory purposes and restricted cash	3,839	8,481
Collateralized agreements	410	704
Financial instruments, at fair value:
Trading assets ($980 and $1,188 pledged as collateral)	1,156	1,270
Available-for-sale securities ($23 and $74 pledged as collateral)	9,566	9,885
Derivative assets	229	188
Other investments ($6 and $14 pledged as collateral)	306	292
Brokerage client receivables, net	2,364	2,934
Other receivables, net	1,612	1,615
Bank loans, net	43,345	43,239
Loans to financial advisors, net	1,122	1,152
Deferred income taxes, net	612	630
Goodwill and identifiable intangible assets, net	1,928	1,931
Other assets	2,769	2,452
Total assets	$77,633	$80,951

Liabilities and shareholders’ equity:
Bank deposits	$53,768	$51,357
Collateralized financings	181	466
Financial instrument liabilities, at fair value:
Trading liabilities	768	836
Derivative liabilities	393	530
Brokerage client payables	6,035	11,446
Accrued compensation, commissions and benefits	1,700	1,787
Other payables	1,727	1,768
Other borrowings	1,100	1,291
Senior notes payable	2,039	2,038
Total liabilities	67,711	71,519
Commitments and contingencies (see Note 16)
Shareholders’ equity
Preferred stock	79	120
Common stock; $.01 par value; 650,000,000 shares authorized; 248,561,711 shares issued and 208,498,326 shares outstanding as of June 30, 2023; 248,018,564 shares issued and 215,122,523 shares outstanding as of September 30, 2022	2	2
Additional paid-in capital	3,099	2,987
Retained earnings	9,870	8,843
Treasury stock, at cost; 40,063,385 and 32,896,041 common shares as of June 30, 2023 and September 30, 2022, respectively	(2,259)	(1,512)
Accumulated other comprehensive loss	(842)	(982)
Total equity attributable to Raymond James Financial, Inc.	9,949	9,458
Noncontrolling interests	(27)	(26)
Total shareholders’ equity	9,922	9,432
Total liabilities and shareholders’ equity	$77,633	$80,951
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
in millions, except per share amounts	2023	2022	2023	2022
Revenues:
Asset management and related administrative fees	$1,373	$1,427	$3,917	$4,273
Brokerage revenues:
Securities commissions	356	385	1,077	1,232
Principal transactions	105	128	364	403
Total brokerage revenues	461	513	1,441	1,635
Account and service fees	264	211	811	567
Investment banking	151	223	446	883
Interest income	987	374	2,729	841
Other	57	30	133	108
Total revenues	3,293	2,778	9,477	8,307
Interest expense	(386)	(60)	(911)	(135)
Net revenues	2,907	2,718	8,566	8,172
Non-interest expenses:
Compensation, commissions and benefits	1,851	1,834	5,407	5,570
Non-compensation expenses:
Communications and information processing	149	129	441	368
Occupancy and equipment	68	65	202	186
Business development	66	58	176	127
Investment sub-advisory fees	40	38	110	116
Professional fees	35	38	105	93
Bank loan provision for credit losses	54	56	96	66
Other	158	85	334	240
Total non-compensation expenses	570	469	1,464	1,196
Total non-interest expenses	2,421	2,303	6,871	6,766
Pre-tax income	486	415	1,695	1,406
Provision for income taxes	117	114	390	336
Net income	369	301	1,305	1,070
Preferred stock dividends	—	2	4	2
Net income available to common shareholders	$369	$299	$1,301	$1,068

Earnings per common share – basic	$1.75	$1.41	$6.09	$5.12
Earnings per common share – diluted	$1.71	$1.38	$5.95	$4.99
Weighted-average common shares outstanding – basic	210.1	210.7	213.0	208.1
Weighted-average common and common equivalent shares outstanding – diluted	214.8	215.7	218.0	213.5

Net income	$369	$301	$1,305	$1,070
Other comprehensive income/(loss), net of tax:
Available-for-sale securities	(76)	(157)	68	(532)
Currency translations, net of the impact of net investment hedges	20	(40)	73	(51)
Cash flow hedges	12	10	(1)	48
Total other comprehensive income/(loss), net of tax	(44)	(187)	140	(535)
Total comprehensive income	$325	$114	$1,445	$535

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
$ in millions, except per share amounts	2023	2022	2023	2022
Preferred stock:
Balance beginning of period	$120	$—	$120	$—
Preferred stock issued for TriState Capital Holdings, Inc. (“TriState Capital”) acquisition	—	120	—	120
Redemption of preferred stock	(41)	—	(41)	—
Balance end of period	79	120	79	120

Common stock, par value $.01 per share:
Balance beginning of period	2	2	2	2
Share issuances	—	—	—	—
Balance end of period	2	2	2	2

Additional paid-in capital:
Balance beginning of period	3,035	2,093	2,987	2,088
Common stock issued for TriState Capital acquisition	—	778	—	778
Restricted stock awards issued for TriState Capital acquisition	—	28	—	28
Employee stock purchases	13	13	35	35
Distributions due to vesting of restricted stock units and exercise of stock options, net of forfeitures	—	(3)	(110)	(125)
Share-based compensation amortization	51	39	187	144
Balance end of period	3,099	2,948	3,099	2,948

Retained earnings:
Balance beginning of period	9,590	8,256	8,843	7,633
Net income	369	301	1,305	1,070
Common and preferred stock cash dividends declared (see Note 17)	(89)	(79)	(278)	(225)
Balance end of period	9,870	8,478	9,870	8,478

Treasury stock:
Balance beginning of period	(1,954)	(1,360)	(1,512)	(1,437)
Purchases/surrenders	(305)	(100)	(810)	(110)
Reissuances due to vesting of restricted stock units and exercise of stock options	—	3	63	90
Balance end of period	(2,259)	(1,457)	(2,259)	(1,457)

Accumulated other comprehensive loss:
Balance beginning of period	(798)	(389)	(982)	(41)
Other comprehensive income/(loss), net of tax	(44)	(187)	140	(535)
Balance end of period	(842)	(576)	(842)	(576)
Total equity attributable to Raymond James Financial, Inc.	$9,949	$9,515	$9,949	$9,515

Noncontrolling interests:
Balance beginning of period	$(26)	$7	$(26)	$58
Net income/(loss) attributable to noncontrolling interests	(1)	1	(1)	1
Deconsolidations and sales	—	(31)	—	(82)
Balance end of period	(27)	(23)	(27)	(23)
Total shareholders’ equity	$9,922	$9,492	$9,922	$9,492
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
$ in millions	2023	2022
Cash flows from operating activities:
Net income	$1,305	$1,070
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	123	105
Deferred income taxes, net	(22)	23
Premium and discount amortization on available-for-sale securities and bank loans and net unrealized gain/loss on other investments	(37)	40
Provisions for credit losses and legal and regulatory proceedings	191	72
Share-based compensation expense	192	149
Unrealized (gain)/loss on company-owned life insurance policies, net of expenses	(125)	136
Other	(1)	25
Net change in:
Assets segregated for regulatory purposes excluding cash and cash equivalents	—	101
Collateralized agreements, net of collateralized financings	9	10
Loans (provided to) financial advisors, net of repayments	16	(85)
Brokerage client receivables and other receivables, net	456	(57)
Trading instruments, net	62	126
Derivative instruments, net	(224)	246
Other assets	(43)	(97)
Brokerage client payables and other payables	(5,764)	2,985
Accrued compensation, commissions and benefits	(95)	(261)
Purchases and originations of loans held for sale, net of proceeds from sales of securitizations and loans held for sale	9	(18)
Net cash provided by/(used in) operating activities	(3,948)	4,570

Cash flows from investing activities:
Increase in bank loans, net	(762)	(5,377)
Proceeds from sales of loans held for investment	600	191
Purchases of available-for-sale securities	(561)	(2,743)
Available-for-sale securities maturations, repayments and redemptions	977	1,346
Proceeds from sales of available-for-sale securities	—	2
Cash and cash equivalents acquired in business acquisitions, including those segregated for regulatory purposes, net of cash paid for acquisitions	—	1,769
Additions to property and equipment	(122)	(68)
Sales of Federal Home Loan Bank stock, net	3	—
Investment in note receivable	—	(125)
Purchases of other investments, net	(6)	(33)
Other investing activities, net	(61)	(81)
Net cash provided by/(used in) investing activities	68	(5,119)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended June 30,
$ in millions	2023	2022
Cash flows from financing activities:
Increase in bank deposits	2,411	4,800
Repurchases of common stock and share-based awards withheld for payment of withholding tax requirements	(860)	(160)
Dividends on preferred and common stock	(266)	(200)
Exercise of stock options and employee stock purchases	37	44
Redemption of preferred stock	(40)	—
Proceeds from Federal Home Loan Bank advances	2,550	1,025
Repayments of Federal Home Loan Bank advances and other borrowed funds	(2,741)	(906)
Other financing, net	(2)	(5)
Net cash provided by financing activities	1,089	4,598

Currency adjustment:
Effect of exchange rate changes on cash and cash equivalents, including those segregated for regulatory purposes	346	(289)
Net increase/(decrease) in cash and cash equivalents, including those segregated for regulatory purposes and restricted cash	(2,445)	3,760
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at beginning of year	14,659	16,449
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of period	$12,214	$20,209

Cash and cash equivalents	$8,375	$5,958
Cash and cash equivalents segregated for regulatory purposes and restricted cash	3,839	14,251
Total cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of period	$12,214	$20,209

Supplemental disclosures of cash flow information:
Cash paid for interest	$858	$137
Cash paid for income taxes, net	$536	$386
Cash outflows for lease liabilities	$92	$80
Non-cash right-of-use assets recorded for new and modified leases	$112	$39
Common stock issued as consideration for TriState Capital acquisition	$—	$778
Restricted stock awards issued as consideration for TriState Capital acquisition	$—	$28
Preferred stock issued as consideration for TriState Capital acquisition	$—	$120
Effective settlement of note receivable for TriState Capital acquisition	$—	$123

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2023

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

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

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of June 30, 2023
Assets at fair value on a recurring basis:
Trading assets:
Municipal and provincial obligations	$—	$257	$—	$—	$257
Corporate obligations	24	598	—	—	622
Government and agency obligations	44	105	—	—	149
Agency mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMOs”) and asset-backed securities (“ABS”)	—	19	—	—	19
Non-agency CMOs and ABS	—	60	—	—	60
Total debt securities	68	1,039	—	—	1,107
Equity securities	10	2	—	—	12
Brokered certificates of deposit	—	28	—	—	28
Other	—	—	9	—	9
Total trading assets	78	1,069	9	—	1,156
Available-for-sale securities (1)	1,238	8,328	—	—	9,566
Derivative assets:
Interest rate	9	414	—	(199)	224
Foreign exchange	—	5	—	—	5
Total derivative assets	9	419	—	(199)	229
All other investments:
Government and agency obligations (2)	82	—	—	—	82
Other	93	2	29	—	124
Total all other investments	175	2	29	—	206
Other assets - client-owned fractional shares	100	—	—	—	100
Subtotal	1,600	9,818	38	(199)	11,257
Other investments - private equity - measured at net asset value (“NAV”)					100
Total assets at fair value on a recurring basis	$1,600	$9,818	$38	$(199)	$11,357

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$10	$2	$—	$—	$12
Corporate obligations	—	561	—	—	561
Government and agency obligations	129	—	—	—	129
Total debt securities	139	563	—	—	702
Equity securities	66	—	—	—	66
Total trading liabilities	205	563	—	—	768
Derivative liabilities:
Interest rate	8	461	—	(80)	389
Other	—	—	4	—	4
Total derivative liabilities	8	461	4	(80)	393
Other payables - repurchase liabilities related to client-owned fractional shares	100	—	—	—	100
Total liabilities at fair value on a recurring basis	$313	$1,024	$4	$(80)	$1,261

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of September 30, 2022
Assets at fair value on a recurring basis:
Trading assets:
Municipal and provincial obligations	$—	$269	$—	$—	$269
Corporate obligations	16	579	—	—	595
Government and agency obligations	86	85	—	—	171
Agency MBS, CMOs, and ABS	—	123	—	—	123
Non-agency CMOs and ABS	—	61	—	—	61
Total debt securities	102	1,117	—	—	1,219
Equity securities	20	—	—	—	20
Brokered certificates of deposit	—	30	—	—	30
Other	—	—	1	—	1
Total trading assets	122	1,147	1	—	1,270
Available-for-sale securities (1)	986	8,899	—	—	9,885
Derivative assets:
Interest rate	42	484	—	(348)	178
Foreign exchange	—	10	—	—	10
Total derivative assets	42	494	—	(348)	188
All other investments:
Government and agency obligations (2)	79	—	—	—	79
Other	92	2	29	—	123
Total all other investments	171	2	29	—	202
Other assets - client-owned fractional shares	78	—	—	—	78
Subtotal	1,399	10,542	30	(348)	11,623
Other investments - private equity - measured at NAV					90
Total assets at fair value on a recurring basis	$1,399	$10,542	$30	$(348)	$11,713

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$5	$—	$—	$—	$5
Corporate obligations	—	555	—	—	555
Government and agency obligations	249	—	—	—	249
Total debt securities	254	555	—	—	809
Equity securities	27	—	—	—	27
Total trading liabilities	281	555	—	—	836
Derivative liabilities:
Interest rate	40	547	—	(65)	522
Foreign exchange	—	5	—	—	5
Other	—	—	3	—	3
Total derivative liabilities	40	552	3	(65)	530
Other payables - repurchase liabilities related to client-owned fractional shares	78	—	—	—	78
Total liabilities at fair value on a recurring basis	$399	$1,107	$3	$(65)	$1,444

(1)    Our available-for-sale securities primarily consist of agency MBS, agency CMOs and U.S. Treasury securities (“U.S. Treasuries”). See Note 4 for further information.
(2)    These assets are primarily comprised of U.S. Treasuries purchased to meet certain deposit requirements with clearing organizations.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

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

Three months ended June 30, 2023 Level 3 instruments at fair value
	Financial assets		Financial liabilities
	Trading assets	Other investments	Derivative liabilities
$ in millions	Other	All other	Other
Fair value beginning of period	$3	$28	$(4)
Total gains/(losses) included in earnings	(1)	1	—
Purchases and contributions	19	—	—
Sales and distributions	(12)	—	—
Transfers:
Into Level 3	—	—	—
Out of Level 3	—	—	—
Fair value end of period	$9	$29	$(4)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$1	$1	$—

Nine Months Ended June 30, 2023 Level 3 instruments at fair value
	Financial assets		Financial liabilities
	Trading assets	Other investments	Derivative liabilities
$ in millions	Other	All other	Other
Fair value beginning of period	$1	$29	$(3)
Total gains/(losses) included in earnings	(1)	—	(1)
Purchases and contributions	55	—	—
Sales and distributions	(46)	—	—
Transfers:
Into Level 3	—	—	—
Out of Level 3	—	—	—
Fair value end of period	$9	$29	$(4)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$1	$—	$(1)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Three months ended June 30, 2022 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading assets	Derivative assets	Other investments	Trading liabilities	Derivative liabilities
$ in millions	Other	Other	All other	Other	Other
Fair value beginning of period	$13	$—	$53	$(1)	$—
Total gains/(losses) included in earnings	(1)	2	—	1	(1)
Purchases and contributions	37	—	—	—	—
Sales, distributions, and deconsolidations	(49)	—	(2)	—	—
Transfers:
Into Level 3	—	—	—	—	—
Out of Level 3	—	—	—	—	—
Fair value end of period	$—	$2	$51	$—	$(1)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$2	$5	$—	$(1)

Nine Months Ended June 30, 2022 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading assets	Derivative assets	Other investments	Derivative liabilities
$ in millions	Other	Other	All other	Other
Fair value beginning of period	$14	$—	$98	$(1)
Total gains/(losses) included in earnings	1	2	—	—
Purchases and contributions	91	—	7	—
Sales, distributions, and deconsolidations	(106)	—	(42)	—
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	(12)	—
Fair value end of period	$—	$2	$51	$(1)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$2	$5	$(1)

As of June 30, 2023, 15% of our assets and 2% of our liabilities were measured at fair value on a recurring basis. In comparison, as of September 30, 2022, 14% of our assets and 2% of our liabilities were measured at fair value on a recurring basis. As of both June 30, 2023 and September 30, 2022, Level 3 assets represented less than 1% of our assets measured at fair value on a recurring basis.

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

Our private equity portfolio as of June 30, 2023 primarily included investments in third-party funds, including growth equity, venture capital, and mezzanine lending fund investments. Our investments cannot be redeemed directly with the funds. Our investments are monetized through the liquidation of underlying assets of fund investments, the timing of which is uncertain.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table presents the recorded value and unfunded commitments related to our private equity investments portfolio.

$ in millions	Recorded value	Unfunded commitment
June 30, 2023
Private equity investments measured at NAV	$100	$36
Private equity investments not measured at NAV	7
Total private equity investments	$107

September 30, 2022
Private equity investments measured at NAV	$90	$39
Private equity investments not measured at NAV	5
Total private equity investments	$95

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

$ in millions	Level 2	Level 3	Total fair value	Valuation technique(s)	Unobservable input	Range (weighted-average)
June 30, 2023
Bank loans:
Residential mortgage loans	$2	$8	$10	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.3 yrs.)
Corporate loans	$—	$95	$95	Collateral or discounted cash flow (1)	Recovery rate	41% - 70% (64%)
Loans held for sale	$28	$—	$28	N/A	N/A	N/A

September 30, 2022
Bank loans:
Residential mortgage loans	$2	$10	$12	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.4 yrs.)
Corporate loans	$—	$57	$57	Collateral or discounted cash flow (1)	Recovery rate	24% - 66% (47%)
Loans held for sale	$3	$—	$3	N/A	N/A	N/A

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Financial instruments not recorded at fair value

Many, but not all, of the financial instruments we hold were recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The following table presents the estimated fair value and fair value hierarchy of financial assets and liabilities that are not recorded at fair value on the Condensed Consolidated Statements of Financial Condition at June 30, 2023 and September 30, 2022. This table excludes financial instruments that are carried at amounts which approximate fair value. Refer to Note 4 of our 2022 Form 10-K for a discussion of the fair value hierarchy classifications of our financial instruments that are not recorded at fair value.

$ in millions	Level 2	Level 3	Total estimated fair value	Carrying amount
June 30, 2023
Financial assets:
Bank loans, net	$106	$42,410	$42,516	$43,212
Financial liabilities:
Bank deposits - certificates of deposit	$2,732	$—	$2,732	$2,739
Other borrowings - subordinated notes payable	$92	$—	$92	$100
Senior notes payable	$1,776	$—	$1,776	$2,039

September 30, 2022
Financial assets:
Bank loans, net	$134	$42,336	$42,470	$43,167
Financial liabilities:
Bank deposits - certificates of deposit	$400	$579	$979	$999
Other borrowings - subordinated notes payable	$95	$—	$95	$100
Senior notes payable	$1,706	$—	$1,706	$2,038

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

Refer to Note 2 of our 2022 Form 10-K for a discussion of our accounting policies applicable to our available-for-sale securities.

The following table details the amortized costs and fair values of our available-for-sale securities. See Note 3 for additional information regarding the fair value of available-for-sale securities.

$ in millions	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2023
Agency residential MBS	$5,064	$1	$(560)	$4,505
Agency commercial MBS	1,469	—	(197)	1,272
Agency CMOs	1,497	—	(245)	1,252
Other agency obligations	710	—	(28)	682
Non-agency residential MBS	509	—	(44)	465
U.S. Treasuries	1,265	—	(27)	1,238
Corporate bonds	140	—	(6)	134
Other	18	—	—	18
Total available-for-sale securities	$10,672	$1	$(1,107)	$9,566

September 30, 2022
Agency residential MBS	$5,662	$—	$(668)	$4,994
Agency commercial MBS	1,518	—	(208)	1,310
Agency CMOs	1,637	—	(233)	1,404
Other agency obligations	613	—	(31)	582
Non-agency residential MBS	492	—	(41)	451
U.S. Treasuries	1,014	—	(28)	986
Corporate bonds	146	—	(5)	141
Other	18	—	(1)	17
Total available-for-sale securities	$11,100	$—	$(1,215)	$9,885

The amortized costs and fair values in the preceding table exclude $28 million and $24 million of accrued interest on available-for-sale securities as of June 30, 2023 and September 30, 2022, respectively, which was included in “Other receivables, net” on our Condensed Consolidated Statements of Financial Condition.

See Note 6 for more information regarding available-for-sale securities pledged with the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank of Atlanta (“FRB”).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table details the contractual maturities, amortized costs, carrying values and current yields for our available-for-sale securities.  Weighted-average yields are calculated on a taxable-equivalent basis based on estimated annual income divided by the average amortized cost of these securities. Since our MBS and CMO available-for-sale securities are backed by mortgages, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The weighted-average life of our available-for-sale securities portfolio, after factoring in estimated prepayments, was approximately 4.30 years as of June 30, 2023.

	June 30, 2023
$ in millions	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency residential MBS
Amortized cost	$—	$127	$2,240	$2,697	$5,064
Carrying value	$—	$122	$2,011	$2,372	$4,505
Weighted-average yield	—%	2.46%	1.29%	1.90%	1.65%
Agency commercial MBS
Amortized cost	$—	$919	$499	$51	$1,469
Carrying value	$—	$824	$406	$42	$1,272
Weighted-average yield	—%	1.61%	1.21%	1.87%	1.48%
Agency CMOs
Amortized cost	$—	$10	$45	$1,442	$1,497
Carrying value	$—	$8	$40	$1,204	$1,252
Weighted-average yield	—%	2.27%	1.54%	1.57%	1.58%
Other agency obligations
Amortized cost	$60	$560	$80	$10	$710
Carrying value	$59	$539	$74	$10	$682
Weighted-average yield	2.54%	3.24%	3.44%	3.07%	3.20%
Non-agency residential MBS
Amortized cost	$—	$—	$—	$509	$509
Carrying value	$—	$—	$—	$465	$465
Weighted-average yield	—%	—%	—%	4.10%	4.10%
U.S. Treasuries
Amortized cost	$417	$848	$—	$—	$1,265
Carrying value	$408	$830	$—	$—	$1,238
Weighted-average yield	2.40%	3.51%	—%	—%	3.14%
Corporate bonds
Amortized cost	$25	$87	$28	$—	$140
Carrying value	$25	$84	$25	$—	$134
Weighted-average yield	4.79%	6.32%	4.90%	—%	5.76%
Other
Amortized cost	$—	$5	$5	$8	$18
Carrying value	$—	$5	$5	$8	$18
Weighted-average yield	—%	7.05%	5.23%	8.05%	7.06%
Total available-for-sale securities
Amortized cost	$502	$2,556	$2,897	$4,717	$10,672
Carrying value	$492	$2,412	$2,561	$4,101	$9,566
Weighted-average yield	2.54%	2.81%	1.38%	2.05%	2.07%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table details the gross unrealized losses and fair values of securities that were in a loss position at the reporting period end, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
$ in millions	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
June 30, 2023
Agency residential MBS	$190	$(8)	$4,274	$(552)	$4,464	$(560)
Agency commercial MBS	136	(5)	1,136	(192)	1,272	(197)
Agency CMOs	26	(1)	1,226	(244)	1,252	(245)
Other agency obligations	208	(3)	474	(25)	682	(28)
Non-agency residential MBS	53	(2)	412	(42)	465	(44)
U.S. Treasuries	325	(6)	763	(21)	1,088	(27)
Corporate bonds	26	(1)	65	(5)	91	(6)
Other	5	—	13	—	18	—
Total	$969	$(26)	$8,363	$(1,081)	$9,332	$(1,107)
September 30, 2022
Agency residential MBS	$2,165	$(226)	$2,829	$(442)	$4,994	$(668)
Agency commercial MBS	494	(41)	816	(167)	1,310	(208)
Agency CMOs	337	(32)	1,067	(201)	1,404	(233)
Other agency obligations	582	(31)	—	—	582	(31)
Non-agency residential MBS	451	(41)	—	—	451	(41)
U.S. Treasuries	982	(28)	4	—	986	(28)
Corporate bonds	128	(5)	—	—	128	(5)
Other	17	(1)	—	—	17	(1)
Total	$5,156	$(405)	$4,716	$(810)	$9,872	$(1,215)

At June 30, 2023, of the 1,079 available-for-sale securities in an unrealized loss position, 144 were in a continuous unrealized loss position for less than 12 months and 935 securities were in a continuous unrealized loss position for greater than 12 months.

At June 30, 2023, debt securities we held in excess of ten percent of our equity included those issued by the Federal National Home Mortgage Association and Federal Home Loan Mortgage Corporation with amortized costs of $4.91 billion and $2.95 billion, respectively, and fair values of $4.31 billion and $2.57 billion, respectively.

During the three and nine months ended June 30, 2023, there were no sales of available-for-sale securities. During the three and nine months ended June 30, 2022, sales of available-for-sale securities were insignificant.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

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

	June 30, 2023			September 30, 2022
$ in millions	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate - other (1)	$414	$469	$17,811	$462	$535	$14,647
Interest rate - matched book (2)	—	—	—	52	52	1,340
Foreign exchange	2	—	1,167	4	5	958
Other	—	4	661	—	3	531
Subtotal	416	473	19,639	518	595	17,476
Derivatives designated as hedging instruments
Interest rate - other (3)	9	—	1,250	12	—	1,050
Foreign exchange	3	—	1,188	6	—	1,092
Subtotal	12	—	2,438	18	—	2,142
Total gross fair value/notional amount	428	473	$22,077	536	595	$19,618
Offset on the Condensed Consolidated Statements of Financial Condition
Counterparty netting	(24)	(24)		(35)	(35)
Cash collateral netting	(175)	(56)		(313)	(30)
Total amounts offset	(199)	(80)		(348)	(65)
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	$229	$393		$188	$530
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
Financial instruments (2)	(108)	—		(60)	(52)
Total	$121	$393		$128	$478

(1)    Relates to interest rate derivatives entered into as part of our fixed income business operations, including to-be-announced security contracts that are accounted for as derivatives, as well as our banking operations.
(2)    Although the matched book derivative arrangements did not meet the definition of a master netting arrangement as specified by GAAP, the agreement with the third-party intermediary included terms that were similar to a master netting agreement. As a result, we presented the matched book amounts as of September 30, 2022 net in the preceding table. As of June 30, 2023, we had exited such matched book derivative agreements.
(3)    During the nine months ended June 30, 2023, we entered into an interest rate swap to manage our risk of increases in interest rates associated with certain money market and savings accounts by converting the balances subject to variable interest rates to a fixed interest rate. Such interest rate swap has been designated and accounted for as a cash flow hedge. Refer to Note 13 of this Form 10-Q for information regarding these bank deposits.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table details the gains/(losses) included in accumulated other comprehensive income/(loss) (“AOCI”), net of income taxes, on derivatives designated as hedging instruments. These gains/(losses) included any amounts reclassified from AOCI to net income during the period. See Note 17 for additional information.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2023	2022	2023	2022
Interest rate (cash flow hedges)	$12	$10	$(1)	$48
Foreign exchange (net investment hedges)	(16)	24	(33)	14
Total gains/(losses) included in AOCI, net of taxes	$(4)	$34	$(34)	$62

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for each of the three and nine months ended June 30, 2023 and 2022. We expect to reclassify $36 million of interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is four years.

The following table details the gains/(losses) on derivatives not designated as hedging instruments recognized on the Condensed Consolidated Statements of Income and Comprehensive Income. These amounts do not include any offsetting gains/(losses) on the related hedged item.

$ in millions		Three months ended June 30,		Nine months ended June 30,
	Location of gain/(loss)	2023	2022	2023	2022
Interest rate	Principal transactions/other revenues	$6	$4	$17	$14
Foreign exchange	Other revenues	$(20)	$33	$(56)	$30
Other	Principal transactions	$1	$1	$—	$2

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

Derivatives with credit-risk-related contingent features

Certain of our derivative contracts contain provisions that require our debt to maintain an investment-grade rating from one or more of the major credit rating agencies or contain provisions related to default on certain of our outstanding debt. If our debt were to fall below investment-grade or we were to default on certain of our outstanding debt, the counterparties to the derivative instruments could terminate the derivative and request immediate payment, or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position was $3 million as of June 30, 2023 and $8 million as of September 30, 2022.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

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

	Collateralized agreements			Collateralized financings
$ in millions	Reverse repurchase agreements	Securities borrowed	Total	Repurchase agreements	Securities loaned	Total
June 30, 2023
Gross amounts of recognized assets/liabilities	$181	$229	$410	$110	$71	$181
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts included in the Condensed Consolidated Statements of Financial Condition	181	229	410	110	71	181
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(181)	(223)	(404)	(110)	(68)	(178)
Net amounts	$—	$6	$6	$—	$3	$3
September 30, 2022
Gross amounts of recognized assets/liabilities	$367	$337	$704	$294	$172	$466
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts included in the Condensed Consolidated Statements of Financial Condition	367	337	704	294	172	466
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(367)	(327)	(694)	(294)	(162)	(456)
Net amounts	$—	$10	$10	$—	$10	$10

The total amount of collateral received under reverse repurchase agreements and the total amount of collateral posted under repurchase agreements exceeds the carrying value of these agreements on our Condensed Consolidated Statements of Financial Condition.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Repurchase agreements and securities loaned accounted for as secured borrowings

The following table presents the remaining contractual maturity of repurchase agreements and securities lending transactions accounted for as secured borrowings.

$ in millions	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
June 30, 2023
Repurchase agreements:
Government and agency obligations	$107	$—	$—	$—	$107
Agency MBS and agency CMOs	3	—	—	—	3
Total repurchase agreements	110	—	—	—	110
Securities loaned:
Equity securities	71	—	—	—	71
Total collateralized financings	$181	$—	$—	$—	$181
September 30, 2022
Repurchase agreements:
Government and agency obligations	$183	$—	$—	$—	$183
Agency MBS and agency CMOs	111	—	—	—	111
Total repurchase agreements	294	—	—	—	294
Securities loaned:
Equity securities	172	—	—	—	172
Total collateralized financings	$466	$—	$—	$—	$466

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

$ in millions	June 30, 2023	September 30, 2022
Collateral we received that was available to be delivered or repledged	$3,099	$3,812
Collateral that we delivered or repledged	$776	$947

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Encumbered assets

We pledge certain of our assets to collateralize repurchase agreements or other secured borrowings, maintain lines of credit, or to satisfy our collateral or settlement requirements with counterparties or clearing organizations who may or may not have the right to deliver or repledge such instruments. We pledge certain of our bank loans and available-for-sale securities with the FHLB as security for both the repayment of certain borrowings and to secure capacity for additional borrowings as needed. We also pledge certain loans and available-for-sale securities with the FRB to be eligible to participate in the Federal Reserve’s discount window program and to participate in certain deposit programs. During the nine months ended June 30, 2023, Raymond James Bank increased its borrowing capacity with the FHLB through the pledge of additional available-for-sale securities. The FHLB does not have the ability to sell or repledge such securities until they are borrowed against. For additional information regarding our outstanding FHLB advances see Note 14.

The following table presents information about our assets that have been pledged for one of the purposes previously described.

$ in millions	June 30, 2023	September 30, 2022
Had the right to deliver or repledge	$1,009	$1,276
Did not have the right to deliver or repledge	$4,051	$63
Bank loans, net pledged with the:
FHLB	$9,267	$8,009
FRB	720	791
Total bank loans, net pledged with the FHLB and FRB	$9,987	$8,800

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

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

Loan balances in the following tables are presented at amortized cost (outstanding principal balance net of unamortized purchase discounts or premiums, unearned income, deferred origination fees and costs, and charge-offs), except for certain held for sale loans recorded at fair value. Bank loans are presented on our Condensed Consolidated Statements of Financial Condition at amortized cost (or fair value where applicable) less the allowance for credit losses (“ACL”). As it pertains to TriState Capital Bank’s loans acquired as of June 1, 2022, the amortized cost of such purchased loans reflects the fair value of the loans on the acquisition date, and as described further in Note 3 of our 2022 Form 10-K, the purchase discount on such loans is accreted to interest income over the weighted-average life of the underlying loans, which may vary based on prepayments.

The following table presents the balances for held for investment loans by portfolio segment and held for sale loans.

$ in millions	June 30, 2023	September 30, 2022
SBL	$14,227	$15,297
C&I loans	10,663	11,173
CRE loans	7,091	6,549
REIT loans	1,715	1,592
Residential mortgage loans	8,422	7,386
Tax-exempt loans	1,548	1,501
Total loans held for investment	43,666	43,498
Held for sale loans	135	137
Total loans held for sale and investment	43,801	43,635
Allowance for credit losses	(456)	(396)
Bank loans, net (1)	$43,345	$43,239

ACL as a % of total loans held for investment	1.04%	0.91%
Accrued interest receivable on bank loans (included in “Other receivables, net”)	$197	$137

(1) Bank loans, net as of June 30, 2023 and September 30, 2022 are presented net of $68 million and $112 million, respectively, of net unamortized discount, unearned income, and deferred loan fees and costs. The net unamortized discount primarily arose from the acquisition date fair value purchase discount on bank loans acquired in the TriState Capital acquisition. See Note 3 of our 2022 Form 10-K for further information.

See Note 6 for more information regarding bank loans, net pledged with the FHLB and FRB and Note 14 for more information regarding borrowings from the FHLB.

Held for sale loans

We originated or purchased $699 million and $2.13 billion of loans held for sale during the three and nine months ended June 30, 2023, respectively, and, exclusive of the loans acquired on June 1, 2022 in our acquisition of TriState Capital, we originated or purchased $683 million and $2.65 billion of loans held for sale during the three and nine months ended June 30, 2022, respectively. The majority of these loans were purchases of the guaranteed portions of Small Business Administration (“SBA”) loans that were initially classified as loans held for sale upon purchase and subsequently transferred to trading instruments once they had been securitized into pools. Proceeds from the sales of these loans held for sale and not securitized amounted to $221 million and $574 million during the three and nine months ended June 30, 2023, respectively, and $345 million and $1.02 billion during the three and nine months ended June 30, 2022, respectively. Net gains resulting from such sales were insignificant for each of the three and nine months ended June 30, 2023 and 2022.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Purchases and sales of loans held for investment

The following table presents purchases and sales of loans held for investment by portfolio segment.

$ in millions	C&I loans	CRE loans	REIT loans	Residential mortgage loans	Total
Three months ended June 30, 2023
Purchases	$3	$—	$—	$94	$97
Sales	$441	$—	$—	$—	$441
Nine months ended June 30, 2023
Purchases	$360	$39	$24	$394	$817
Sales	$588	$—	$—	$—	$588
Three months ended June 30, 2022
Purchases	$439	$—	$—	$383	$822
Sales	$33	$—	$—	$—	$33
Nine months ended June 30, 2022
Purchases	$1,219	$—	$—	$790	$2,009
Sales	$145	$—	$—	$—	$145

Sales in the preceding table represent the recorded investment (i.e., net of charge-offs and discounts or premiums) of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. As more fully described in Note 2 of our 2022 Form 10-K, corporate loan sales generally occur as part of our credit management activities.

Aging analysis of loans held for investment

The following table presents information on delinquency status of our loans held for investment.

$ in millions	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual with allowance	Nonaccrual with no allowance	Current and accruing	Total loans held for investment
June 30, 2023
SBL	$—	$—	$—	$—	$—	$14,227	$14,227
C&I loans	—	—	—	75	—	10,588	10,663
CRE loans	—	—	—	29	14	7,048	7,091
REIT loans	—	—	—	—	—	1,715	1,715
Residential mortgage loans	2	—	2	—	9	8,411	8,422
Tax-exempt loans	—	—	—	—	—	1,548	1,548
Total loans held for investment	$2	$—	$2	$104	$23	$43,537	$43,666

September 30, 2022
SBL	$—	$—	$—	$—	$—	$15,297	$15,297
C&I loans	—	—	—	32	—	11,141	11,173
CRE loans	—	—	—	12	16	6,521	6,549
REIT loans	—	—	—	—	—	1,592	1,592
Residential mortgage loans	4	—	4	—	14	7,368	7,386
Tax-exempt loans	—	—	—	—	—	1,501	1,501
Total loans held for investment	$4	$—	$4	$44	$30	$43,420	$43,498

The preceding table includes $118 million and $63 million at June 30, 2023 and September 30, 2022, respectively, of nonaccrual loans which were current pursuant to their contractual terms. The table also includes troubled debt restructurings of $30 million, $7 million, and $10 million for C&I loans, CRE loans, and residential first mortgage loans, respectively, at June 30, 2023, and $11 million, $9 million, and $10 million for C&I loans, CRE loans and residential first mortgage loans, respectively, at September 30, 2022.

Other real estate owned, included in “Other assets” on our Condensed Consolidated Statements of Financial Condition, was insignificant at both June 30, 2023 and September 30, 2022.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Collateral-dependent loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale of the underlying collateral. Collateral-dependent loans are recorded based upon the fair value of the collateral less the estimated selling costs.

Loan type ($ in millions)	Nature of collateral	June 30, 2023	September 30, 2022
C&I loans	Commercial real estate and other business assets	$9	$11
CRE loans	Office, healthcare, industrial, and retail real estate	$42	$21
Residential mortgage loans	Single family homes	$4	$6

The recorded investments in residential mortgage loans secured by one-to-four family residential properties for which formal foreclosure proceedings were in process were $4 million and $5 million as of June 30, 2023 and September 30, 2022, respectively.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following tables present our held for investment bank loan portfolio by credit quality indicator. Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

	June 30, 2023
	Loans by origination fiscal year
$ in millions	2023	2022	2021	2020	2019	Prior	Revolving loans	Total
SBL
Risk rating:
Pass	$20	$18	$83	$44	$16	$38	$13,999	$14,218
Special mention (1)	—	—	—	—	—	—	4	4
Substandard (1)	—	—	—	—	—	—	5	5
Doubtful	—	—	—	—	—	—	—	—
Total SBL	$20	$18	$83	$44	$16	$38	$14,008	$14,227

C&I loans
Risk rating:
Pass	$551	$1,142	$1,115	$1,109	$974	$2,904	$2,646	$10,441
Special mention	—	10	29	—	—	19	7	65
Substandard	—	—	—	61	18	63	15	157
Doubtful	—	—	—	—	—	—	—	—
Total C&I loans	$551	$1,152	$1,144	$1,170	$992	$2,986	$2,668	$10,663

CRE loans
Risk rating:
Pass	$776	$2,356	$1,151	$787	$618	$1,040	$209	$6,937
Special mention	7	—	5	34	—	22	—	68
Substandard	—	—	—	2	12	72	—	86
Doubtful	—	—	—	—	—	—	—	—
Total CRE loans	$783	$2,356	$1,156	$823	$630	$1,134	$209	$7,091

REIT loans
Risk rating:
Pass	$279	$201	$211	$103	$55	$175	$691	$1,715
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$279	$201	$211	$103	$55	$175	$691	$1,715

Residential mortgage loans
Risk rating:
Pass	$1,407	$2,921	$1,630	$939	$446	$1,020	$33	$8,396
Special mention	—	—	2	—	2	4	—	8
Substandard	—	2	—	—	—	16	—	18
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$1,407	$2,923	$1,632	$939	$448	$1,040	$33	$8,422

Tax-exempt loans
Risk rating:
Pass	$90	$297	$162	$56	$100	$843	$—	$1,548
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$90	$297	$162	$56	$100	$843	$—	$1,548

(1) These balances relate to loans which were collateralized by private securities or securities with a limited trading market as of June 30, 2023.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

	September 30, 2022
	Loans by origination fiscal year
$ in millions	2022	2021	2020	2019	2018	Prior	Revolving loans	Total
SBL
Risk rating:
Pass	$14	$27	$72	$44	$36	$41	$15,063	$15,297
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total SBL	$14	$27	$72	$44	$36	$41	$15,063	$15,297

C&I loans
Risk rating:
Pass	$1,011	$1,448	$1,301	$1,124	$1,389	$2,200	$2,380	$10,853
Special mention	10	28	3	37	—	82	6	166
Substandard	1	—	60	28	40	6	14	149
Doubtful	—	—	—	—	5	—	—	5
Total C&I loans	$1,022	$1,476	$1,364	$1,189	$1,434	$2,288	$2,400	$11,173

CRE loans
Risk rating:
Pass	$1,916	$1,345	$892	$707	$816	$551	$176	$6,403
Special mention	—	1	—	—	36	2	—	39
Substandard	—	—	14	17	46	30	—	107
Doubtful	—	—	—	—	—	—	—	—
Total CRE loans	$1,916	$1,346	$906	$724	$898	$583	$176	$6,549

REIT loans
Risk rating:
Pass	$169	$230	$96	$53	$40	$222	$782	$1,592
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$169	$230	$96	$53	$40	$222	$782	$1,592

Residential mortgage loans
Risk rating:
Pass	$2,984	$1,704	$1,023	$477	$290	$843	$35	$7,356
Special mention	1	1	—	2	—	4	—	8
Substandard	1	—	—	—	1	20	—	22
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$2,986	$1,705	$1,023	$479	$291	$867	$35	$7,386

Tax-exempt loans
Risk rating:
Pass	$264	$169	$56	$115	$192	$705	$—	$1,501
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$264	$169	$56	$115	$192	$705	$—	$1,501

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

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

	June 30, 2023
	Loans by origination fiscal year
$ in millions	2023	2022	2021	2020	2019	Prior	Revolving loans	Total
FICO score:
Below 600	$7	$1	$3	$2	$3	$55	$—	$71
600 - 699	79	155	106	85	30	80	3	538
700 - 799	1,110	2,353	1,239	681	327	624	23	6,357
800 +	209	412	280	170	83	277	6	1,437
FICO score not available	2	2	4	1	5	4	1	19
Total	$1,407	$2,923	$1,632	$939	$448	$1,040	$33	$8,422

LTV ratio:
Below 80%	$974	$2,243	$1,276	$732	$334	$801	$31	$6,391
80%+	433	680	356	207	114	239	2	2,031
Total	$1,407	$2,923	$1,632	$939	$448	$1,040	$33	$8,422

	September 30, 2022
	Loans by origination fiscal year
$ in millions	2022	2021	2020	2019	2018	Prior	Revolving loans	Total
FICO score:
Below 600	$1	$3	$2	$3	$1	$54	$—	$64
600 - 699	155	112	90	32	20	68	4	481
700 - 799	2,403	1,301	744	353	219	470	22	5,512
800 +	424	284	184	87	48	273	6	1,306
FICO score not available	3	5	3	4	3	2	3	23
Total	$2,986	$1,705	$1,023	$479	$291	$867	$35	$7,386

LTV ratio:
Below 80%	$2,287	$1,333	$797	$358	$226	$661	$31	$5,693
80%+	699	372	226	121	65	206	4	1,693
Total	$2,986	$1,705	$1,023	$479	$291	$867	$35	$7,386

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Allowance for credit losses

The following table presents changes in the allowance for credit losses on held for investment bank loans by portfolio segment.

$ in millions	SBL	C&I loans	CRE loans	REIT loans	Residential mortgage loans	Tax-exempt loans	Total
Three months ended June 30, 2023
Balance at beginning of period	$5	$219	$100	$15	$74	$2	$415
Provision/(benefit) for credit losses	—	(8)	55	1	6	—	54
Net (charge-offs)/recoveries:
Charge-offs	—	(6)	(9)	—	—	—	(15)
Recoveries	—	—	—	—	—	—	—
Net (charge-offs)/recoveries	—	(6)	(9)	—	—	—	(15)
Foreign exchange translation adjustment	—	1	1	—	—	—	2
Balance at end of period	$5	$206	$147	$16	$80	$2	$456
ACL by loan portfolio segment as a % of total ACL	1.1%	45.3%	32.2%	3.5%	17.5%	0.4%	100.0%

Nine months ended June 30, 2023
Balance at beginning of period	$3	$226	$87	$21	$57	$2	$396
Provision/(benefit) for credit losses	2	10	66	(5)	23	—	96
Net (charge-offs)/recoveries:
Charge-offs	—	(30)	(10)	—	—	—	(40)
Recoveries	—	—	3	—	—	—	3
Net (charge-offs)/recoveries	—	(30)	(7)	—	—	—	(37)
Foreign exchange translation adjustment	—	—	1	—	—	—	1
Balance at end of period	$5	$206	$147	$16	$80	$2	$456
ACL by loan portfolio segment as a % of total ACL	1.1%	45.3%	32.2%	3.5%	17.5%	0.4%	100.0%

Three months ended June 30, 2022
Balance at beginning of period	$3	$195	$71	$25	$32	$2	$328
Initial allowance on acquired purchased credit deteriorated (“PCD”) loans	—	1	2	—	—	—	3
Provision/(benefit) for credit losses:
Initial provision for credit losses on non-PCD loans acquired with TriState Capital Bank	2	5	19	—	—	—	26
Provision/(benefit) for credit losses	(1)	17	—	(2)	16	—	30
Total provision/(benefit) for credit losses	1	22	19	(2)	16	—	56
Net (charge-offs)/recoveries:
Charge-offs	—	(11)	(4)	—	—	—	(15)
Recoveries	—	—	5	—	—	—	5
Net (charge-offs)/recoveries	—	(11)	1	—	—	—	(10)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of period	$4	$207	$93	$23	$48	$2	$377
ACL by loan portfolio segment as a % of total ACL	1.1%	54.9%	24.7%	6.1%	12.7%	0.5%	100.0%

Nine months ended June 30, 2022
Balance at beginning of period	$4	$191	$66	$22	$35	$2	$320
Initial allowance on acquired PCD loans	—	1	2	—	—	—	3
Provision/(benefit) for credit losses:
Initial provision for credit losses on non-PCD loans acquired with TriState Capital Bank	2	5	19	—	—	—	26
Provision/(benefit) for credit losses	(2)	24	5	1	12	—	40
Total provision/(benefit) for credit losses	—	29	24	1	12	—	66
Net (charge-offs)/recoveries:
Charge-offs	—	(14)	(4)	—	—	—	(18)
Recoveries	—	—	5	—	1	—	6
Net (charge-offs)/recoveries	—	(14)	1	—	1	—	(12)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of period	$4	$207	$93	$23	$48	$2	$377
ACL by loan portfolio segment as a % of total ACL	1.1%	54.9%	24.7%	6.1%	12.7%	0.5%	100.0%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The allowance for credit losses on held for investment bank loans increased $41 million and $60 million during the three and nine months ended June 30, 2023, respectively, primarily resulting from provisions for credit losses of $54 million and $96 million, respectively, partially offset by net charge-offs of certain loans during the period. The provision for credit losses for the three months ended June 30, 2023 largely reflected the impacts of a weaker economic outlook for the CRE portfolio as reflected in Moody’s CRE Price Index utilized in our Current Expected Credit Losses (“CECL”) model and to a lesser extent loan downgrades. The provision for credit losses for the nine months ended June 30, 2023 primarily reflected the impacts of a weakened macroeconomic outlook for certain loan portfolios, including the aforementioned impact of a weaker economic outlook for the CRE portfolio as reflected in Moody’s CRE Price Index utilized in our CECL model as well as loan downgrades during the period. These increases were partially offset by the impact of loan repayments and sales, which had a larger impact than provisions on new loans during the period.

The allowance for credit losses on unfunded lending commitments, which is included in “Other payables” on our Condensed Consolidated Statements of Financial Condition, was $28 million, $21 million, and $19 million at June 30, 2023, March 31, 2023 and September 30, 2022, respectively. The increase in the allowance for credit losses on unfunded lending commitments for the three and nine months ended June 30, 2023 was primarily due to the aforementioned impact of a weaker economic outlook for the CRE portfolio as reflected in Moody’s CRE Price Index utilized in our CECL model.

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

$ in millions	June 30, 2023	September 30, 2022
Affiliated with the firm as of period-end (1)	$1,142	$1,173
No longer affiliated with the firm as of period-end (2)	11	8
Total loans to financial advisors	1,153	1,181
Allowance for credit losses	(31)	(29)
Loans to financial advisors, net	$1,122	$1,152
Accrued interest receivable on loans to financial advisors (included in “Other receivables, net”)	$5	$5
Allowance for credit losses as a percent of total loans to financial advisors	2.69%	2.46%

(1) These loans were predominantly current.
(2) These loans were predominantly past due for a period of 180 days or more.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

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

$ in millions	Aggregate assets	Aggregate liabilities
June 30, 2023
LIHTC funds	$53	$6
Restricted Stock Trust Fund	27	27
Total	$80	$33

September 30, 2022
LIHTC funds	$59	$6
Restricted Stock Trust Fund	17	17
Total	$76	$23

The following table presents information about the carrying value of the assets and liabilities of the VIEs which we consolidate and which are included on our Condensed Consolidated Statements of Financial Condition. Intercompany balances are eliminated in consolidation and are not reflected in the following table.

$ in millions	June 30, 2023	September 30, 2022
Assets:
Cash and cash equivalents and assets segregated for regulatory purposes and restricted cash	$5	$5
Other assets	48	54
Total assets	$53	$59
Liabilities:
Other payables	$—	$—
Total liabilities	$—	$—
Noncontrolling interests	$(27)	$(26)

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Aggregate assets, liabilities, and risk of loss

The aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary, are provided in the following table.

	June 30, 2023			September 30, 2022
$ in millions	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
LIHTC funds	$8,187	$2,846	$79	$7,752	$2,584	$136
Private Equity Interests	2,416	640	100	2,177	448	90
Other	114	75	3	159	101	8
Total	$10,717	$3,561	$182	$10,088	$3,133	$234

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

Our qualitative assessments considered macroeconomic indicators and industry and market considerations, such as trends in equity and fixed income markets, gross domestic product, labor markets, interest rates, and housing markets. We also considered regulatory changes, as well as company-specific factors such as market capitalization, reporting unit specific results, and changes in key personnel and strategy. Changes in these indicators, and our ability to respond to such changes, may trigger the need for impairment testing at a point other than our annual assessment date. Based upon the outcome of our qualitative assessments, no impairment was identified. No events have occurred since such assessments that would cause us to update this impairment testing.

NOTE 11 - OTHER ASSETS

The following table details the components of other assets. See Note 2 of our 2022 Form 10-K for a discussion of the accounting polices related to certain of these components.

$ in millions	June 30, 2023	September 30, 2022
Investments in company-owned life insurance policies	$1,133	$944
Property and equipment, net	542	503
Lease right of use (“ROU”) assets	519	480
Prepaid expenses	223	173
Investments in FHLB and FRB stock	85	88
Client-owned fractional shares	100	78
All other	167	186
Total other assets	$2,769	$2,452

See Note 13 of our 2022 Form 10-K for further information regarding our property and equipment and Note 12 of this Form 10-Q and Note 14 of our 2022 Form 10-K for further information regarding our leases.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 12 – LEASES

The following table presents the balances related to our leases on our Condensed Consolidated Statements of Financial Condition. See Notes 2 and 14 of our 2022 Form 10-K for additional information related to our leases, including a discussion of our accounting policies.

$ in millions	June 30, 2023	September 30, 2022
ROU assets (included in Other assets)	$519	$480
Lease liabilities (included in Other payables)	$521	$482

Lease liabilities as of June 30, 2023 excluded $46 million of minimum lease payments related to lease arrangements that were legally binding but had not yet commenced. These leases are estimated to commence between dates later in fiscal year 2023 through fiscal year 2025 with lease terms ranging from four to 10 years.

Lease expense

The following table details the components of lease expense, which is included in “Occupancy and equipment” expense on our Condensed Consolidated Statements of Income and Comprehensive Income.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2023	2022	2023	2022
Lease costs	$35	$30	$98	$87
Variable lease costs	$9	$7	$24	$22

Variable lease costs in the preceding table include payments required under lease arrangements for common area maintenance charges and other variable costs that are not reflected in the measurement of ROU assets and lease liabilities.

NOTE 13 – BANK DEPOSITS

Bank deposits include money market and savings accounts, interest-bearing demand deposits, which include Negotiable Order of Withdrawal accounts, certificates of deposit, and non-interest-bearing demand deposits. The following table presents a summary of bank deposits, excluding affiliated deposits, as well as the weighted-average interest rates on such deposits. The calculation of the weighted-average rates was based on the actual deposit balances and rates at each respective period end.

	June 30, 2023		September 30, 2022
$ in millions	Balance	Weighted-average rate	Balance	Weighted-average rate
Money market and savings accounts	$33,636	1.54%	$44,446	1.01%
Interest-bearing demand deposits	16,661	4.86%	5,286	2.77%
Certificates of deposit	2,739	4.23%	999	1.85%
Non-interest-bearing demand deposits	732	—	626	—
Total bank deposits	$53,768	2.72%	$51,357	1.21%

Money market and savings accounts in the preceding table included $27.92 billion and $38.71 billion as of June 30, 2023 and September 30, 2022, respectively, of cash balances which were swept to our Bank segment from the client investment accounts maintained at Raymond James & Associates, Inc. (“RJ&A”). Such deposits are held in Federal Deposit Insurance Corporation (“FDIC”)-insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”). Money market and savings accounts also included direct accounts held by TriState Capital Bank on behalf of third-party clients. Interest-bearing demand deposits in the preceding table included $11.23 billion of deposits as of June 30, 2023 associated with our Enhanced Savings Program, in which Private Client Group clients deposit cash in a high-yield Raymond James Bank account.

The following table details the estimated amount of total bank deposits, excluding affiliated deposits, that are FDIC-insured, as well as the estimated amount that exceeded the FDIC insurance limit at each respective period.

$ in millions	June 30, 2023	September 30, 2022
FDIC-insured bank deposits	$46,884	$43,520
Bank deposits exceeding FDIC insurance limit	6,884	7,837
Total bank deposits	$53,768	$51,357
FDIC-insured bank deposits as a % of total bank deposits	87%	85%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table sets forth the estimated amount of certificates of deposit, excluding affiliated deposits, that exceeded the FDIC insurance limit by time remaining until maturity as of June 30, 2023.

$ in millions	June 30, 2023
Three months or less	$40
Over three through six months	25
Over six through twelve months	31
Over twelve months	12
Total estimated certificates of deposit that exceeded the FDIC insurance limit	$108

Interest expense on deposits, excluding interest expense related to affiliated deposits, is summarized in the following table.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2023	2022	2023	2022
Money market and savings accounts	$125	$11	$370	$13
Interest-bearing demand deposits	157	6	266	8
Certificates of deposit	30	3	54	10
Total interest expense on deposits	$312	$20	$690	$31

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

	June 30, 2023			September 30, 2022
$ in millions	Weighted average interest rate	Maturity date	Balance	Weighted average interest rate	Maturity date	Balance
FHLB advances:
Floating rate - term (1)	5.36%	December 2023 - March 2025	$850	3.32%	December 2023	$850
Floating rate - overnight (1)	—%	Overnight	—	3.11%	Overnight	140
Fixed rate	5.59%	September 2023	150	3.45%	December 2022	200
Total FHLB advances			1,000			1,190
Subordinated notes - fixed-to-floating (including an unaccreted premium of $2 and $2, respectively)	5.75%	May 2030	100	5.75%	May 2030	100
Other			—			1
Total other borrowings			$1,100			$1,291
(1) Interest rates on these advances reset daily.

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

Subordinated notes

Our subordinated notes incur interest at a fixed rate of 5.75% until May 2025 and thereafter at a variable interest rate equal to 3-month CME Term SOFR plus a spread adjustment of 5.62% per annum. Refer to Note 16 of our 2022 Form 10-K for additional information regarding these borrowings.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Credit Facility

In April 2023, we amended and extended our revolving credit facility agreement (the “Credit Facility”), a committed unsecured line of credit under which either RJ&A or RJF have the ability to borrow. As a result of the extension, the Credit Facility reflects a term through April 2028 and provides for maximum borrowings of up to $750 million. The interest rates on borrowings under the Credit Facility are variable and based on the Secured Overnight Financing Rate (“SOFR”), as adjusted for RJF’s credit rating. There were no borrowings outstanding on the Credit Facility as of June 30, 2023 or September 30, 2022. There is a facility fee associated with the Credit Facility, which also varies with RJF’s credit rating. Based upon RJF’s credit rating as of June 30, 2023, the variable rate facility fee, which is applied to the committed amount, was 0.125% per annum.

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

Effective tax rate

Our effective income tax rate of 23.0% for the nine months ended June 30, 2023 was lower than the 25.4% effective tax rate for our fiscal year 2022. The decrease in the effective income tax rate was primarily due to nontaxable valuation gains associated with our company-owned life insurance policies that were recognized during the current period compared to fiscal year 2022 which had nondeductible losses.

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

NOTE 16 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Underwriting commitments

In the normal course of business, we enter into commitments for debt and equity underwritings. As of June 30, 2023, we had one such open underwriting commitment, which was subsequently settled in an open market transaction that had an insignificant impact on our results of operations.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table presents our commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding at our Bank segment.

$ in millions	June 30, 2023	September 30, 2022
SBL and other consumer lines of credit	$37,868	$33,641
Commercial lines of credit	$4,036	$3,792
Unfunded lending commitments	$1,087	$1,255
Standby letters of credit	$132	$94

SBL and other consumer lines of credit primarily represent the unfunded amounts of bank loans to consumers that are primarily secured by marketable securities or other liquid collateral at advance rates consistent with industry standards. The proceeds from repayment or, if necessary, the liquidation of collateral, which is monitored daily, are expected to satisfy the amounts drawn against these existing lines of credit. These lines of credit are primarily uncommitted, as we reserve the right to not make any advances or may terminate these lines at any time.

Because many of our lending commitments expire without being funded in whole or in part, the contractual amounts are not estimates of our actual future credit exposure or future liquidity requirements. The allowance for credit losses calculated under the CECL model provides for potential losses related to the unfunded lending commitments. See Note 2 of our 2022 Form 10-K and Note 7 of this Form 10-Q for further information on this allowance for credit losses related to unfunded lending commitments.

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

Investment commitments

We had unfunded commitments to various investments, primarily held by Raymond James Bank and TriState Capital Bank, of $74 million as of June 30, 2023.

Other commitments

Raymond James Affordable Housing Investments, Inc. (“RJAHI”) sells investments in project partnerships to various LIHTC funds, which have third-party investors, and for which RJAHI serves as the managing member or general partner. RJAHI typically sells investments in project partnerships to LIHTC funds within 90 days of their acquisition. Until such investments are sold to LIHTC funds, RJAHI is responsible for funding investment commitments to such partnerships. As of June 30, 2023, RJAHI had committed approximately $265 million to project partnerships that had not yet been sold to LIHTC funds. Because we expect to sell these project partnerships to LIHTC funds and the equity funding events arise over future periods, the contractual commitments are not expected to materially impact our future liquidity requirements. RJAHI may also make short-term loans or advances to project partnerships and LIHTC funds.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

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

There are certain matters for which we are unable to estimate the upper end of the range of reasonably possible loss. With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss as of June 30, 2023, we estimated the upper end of the range of reasonably possible aggregate loss to be approximately $100 million in excess of the aggregate accruals for such matters.  Refer to Note 2 of our 2022 Form 10-K for a discussion of our criteria for recognizing liabilities for contingencies.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 17 – SHAREHOLDERS’ EQUITY

Preferred stock

The following table details the shares outstanding, carrying value, and aggregate liquidation preference of our preferred stock. For further details regarding our preferred stock see Note 20 of our 2022 Form 10-K.

$ in millions, except share count	June 30, 2023	September 30, 2022
6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”):
Shares outstanding	—	40,250
Carrying value	$—	$41
Aggregate liquidation preference	$—	$40
6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”):
Shares outstanding	80,500	80,500
Carrying value	$79	$79
Aggregate liquidation preference	$81	$81

On April 3, 2023, we redeemed all 40,250 outstanding shares of our Series A Preferred Stock with a carrying value of $41 million, which triggered the redemption of the related depositary shares (“Series A Depositary Shares”), each representing a 1/40th interest of a share of Series A Preferred Stock, for an aggregate redemption value of $40 million.

The following table details dividends declared and dividends paid on our Series A and Series B preferred stock for the three and nine months ended June 30, 2023.

	Dividends declared		Dividends paid
$ in millions, except per share amounts	Total dividends	Per preferred share amount	Total dividends	Per preferred share amount
Three months ended June 30, 2023
Series A Preferred Stock (1)	$—	$—	$1	$16.88
Series B Preferred Stock	1	$15.94	1	$15.94
Total preferred stock dividends (1)	$1		$2
Nine Months Ended June 30, 2023
Series A Preferred Stock (1)	$2	$33.76	$3	$50.64
Series B Preferred Stock	3	$47.82	3	$47.82
Total preferred stock dividends (1)	$5		$6
Three months ended June 30, 2022
Series A Preferred Stock	$1	$16.88	$—	$—
Series B Preferred Stock	1	$15.94	—	$—
Total preferred stock dividends	$2		$—
Nine months ended June 30, 2022
Series A Preferred Stock	$1	$16.88		$—
Series B Preferred Stock	1	$15.94	—	$—
Total preferred stock dividends	$2		$—

(1) Preferred stock dividends on our Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended June 30, 2023 included dividends declared during the periods, as well as the $1 million excess of the carrying value of our Series A Preferred Stock over the redemption value, which was reported as an offset to preferred dividends and increased net income available to common shareholders.

Dividends on Series B Preferred Stock are payable quarterly at a rate of 6.375% per annum from original issue date up to, but excluding, July 1, 2026, and thereafter at a floating rate equal to 3-month CME Term SOFR plus a spread adjustment of 4.35% per annum. Refer to Note 20 of our 2022 Form 10-K for additional information regarding our Series B Preferred Stock.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Common equity

Common stock issuance

We issue shares from time to time during the year to satisfy obligations under certain of our share-based compensation programs. See Note 20 of this Form 10-Q and Note 23 of our 2022 Form 10-K for additional information on these programs. We may also reissue treasury shares for such purposes.

Share repurchases

We repurchase shares of our common stock from time to time for a number of reasons, including to offset dilution from share-based compensation. In December 2022, our Board of Directors authorized common stock repurchases of up to $1.5 billion, which replaced the previous authorization. Our share repurchases are effected primarily through regular open-market purchases, typically under a SEC Rule 10b-18 plan, the amounts and timing of which are determined primarily by our current and projected capital position, applicable law and regulatory constraints, general market conditions, and the price and trading volumes of our common stock. During the three months ended June 30, 2023, under the Board of Directors’ common stock repurchase authorization, we repurchased 3.31 million shares of our common stock for $300 million at an average price of $90.51 per share. During the nine months ended June 30, 2023, we repurchased 8.35 million shares of our common stock for $788 million at an average price of $94.30 per share. As of June 30, 2023, $750 million remained available under the Board of Directors’ common stock repurchase authorization. We incurred $5 million of excise tax on share repurchases during the nine months ended June 30, 2023 which is included in “Treasury stock” on the Condensed Consolidated Statements of Changes in Shareholders’ Equity.

Common stock dividends

Dividends per common share declared and paid are detailed in the following table for each respective period.

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Dividends per common share - declared	$0.42	$0.34	$1.26	$1.02
Dividends per common share - paid	$0.42	$0.34	$1.18	$0.94

Our dividend payout ratio is detailed in the following table for each respective period and is computed by dividing dividends declared per common share by earnings per diluted common share.

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Dividend payout ratio	24.6%	24.6%	21.2%	20.4%

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Accumulated other comprehensive income/(loss)

All of the components of other comprehensive income/(loss) (“OCI”), net of tax, were attributable to RJF. The following table presents the net change in AOCI as well as the changes, and the related tax effects, of each component of AOCI.

$ in millions	Net investment hedges	Currency translations	Subtotal: net investment hedges and currency translations	Available- for-sale securities	Cash flow hedges	Total
Three months ended June 30, 2023
AOCI as of beginning of period	$136	$(206)	$(70)	$(758)	$30	$(798)
OCI:
OCI before reclassifications and taxes	(22)	36	14	(102)	26	(62)
Amounts reclassified from AOCI, before tax	—	—	—	—	(9)	(9)
Pre-tax net OCI	(22)	36	14	(102)	17	(71)
Income tax effect	6	—	6	26	(5)	27
OCI for the period, net of tax	(16)	36	20	(76)	12	(44)
AOCI as of end of period	$120	$(170)	$(50)	$(834)	$42	$(842)

Nine months ended June 30, 2023
AOCI as of beginning of period	$153	$(276)	$(123)	$(902)	$43	$(982)
OCI:
OCI before reclassifications and taxes	(45)	107	62	109	21	192
Amounts reclassified from AOCI, before tax	—	—	—	—	(22)	(22)
Pre-tax net OCI	(45)	107	62	109	(1)	170
Income tax effect	12	(1)	11	(41)	—	(30)
OCI for the period, net of tax	(33)	106	73	68	(1)	140
AOCI as of end of period	$120	$(170)	$(50)	$(834)	$42	$(842)

Three months ended June 30, 2022
AOCI as of beginning of period	$71	$(91)	$(20)	$(380)	$11	$(389)
OCI:
OCI before reclassifications and taxes	32	(64)	(32)	(206)	12	(226)
Amounts reclassified from AOCI, before tax	—	—	—	—	2	2
Pre-tax net OCI	32	(64)	(32)	(206)	14	(224)
Income tax effect	(8)	—	(8)	49	(4)	37
OCI for the period, net of tax	24	(64)	(40)	(157)	10	(187)
AOCI as of end of period	$95	$(155)	$(60)	$(537)	$21	$(576)

Nine months ended June 30, 2022
AOCI as of beginning of period	$81	$(90)	$(9)	$(5)	$(27)	$(41)
OCI:
OCI before reclassifications and taxes	18	(65)	(47)	(711)	55	(703)
Amounts reclassified from AOCI, before tax	—	—	—	—	10	10
Pre-tax net OCI	18	(65)	(47)	(711)	65	(693)
Income tax effect	(4)	—	(4)	179	(17)	158
OCI for the period, net of tax	14	(65)	(51)	(532)	48	(535)
AOCI as of end of period	$95	$(155)	$(60)	$(537)	$21	$(576)

Reclassifications from AOCI to net income, excluding taxes, for the three and nine months ended June 30, 2023 and 2022 were recorded in “Interest expense” on the Condensed Consolidated Statements of Income and Comprehensive Income.

Our net investment hedges and cash flow hedges relate to derivatives associated with our Bank segment. For further information about our significant accounting policies related to derivatives, see Note 2 of our 2022 Form 10-K. In addition, see Note 5 of this Form 10-Q for additional information on these derivatives.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 18 – REVENUES

The following tables present our sources of revenues by segment. For further information about our significant accounting policies related to revenue recognition see Note 2 of our 2022 Form 10-K. See Note 26 of our 2022 Form 10-K and Note 23 of this Form 10-Q for additional information on our segment results.

	Three months ended June 30, 2023
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,164	$1	$217	$—	$(9)	$1,373
Brokerage revenues:
Securities commissions:
Mutual and other fund products	135	1	2	—	(1)	137
Insurance and annuity products	103	—	—	—	—	103
Equities, exchange traded funds (“ETFs”) and fixed income products	86	31	—	—	(1)	116
Subtotal securities commissions	324	32	2	—	(2)	356
Principal transactions (1)	25	78	—	3	(1)	105
Total brokerage revenues	349	110	2	3	(3)	461
Account and service fees:
Mutual fund and annuity service fees	103	—	—	—	—	103
RJBDP fees	384	1	—	—	(278)	107
Client account and other fees	59	2	5	—	(12)	54
Total account and service fees	546	3	5	—	(290)	264
Investment banking:
Merger & acquisition and advisory	—	88	—	—	—	88
Equity underwriting	9	25	—	—	1	35
Debt underwriting	—	28	—	—	—	28
Total investment banking	9	141	—	—	1	151
Other:
Affordable housing investments business revenues	—	21	—	—	—	21
All other (1)	25	—	—	14	(3)	36
Total other	25	21	—	14	(3)	57
Total non-interest revenues	2,093	276	224	17	(304)	2,306
Interest income (1)	114	21	2	826	24	987
Total revenues	2,207	297	226	843	(280)	3,293
Interest expense	(25)	(21)	—	(329)	(11)	(386)
Net revenues	$2,182	$276	$226	$514	$(291)	$2,907

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

	Three months ended June 30, 2022
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,214	$—	$220	$—	$(7)	$1,427
Brokerage revenues:
Securities commissions:
Mutual and other fund products	149	1	2	—	(1)	151
Insurance and annuity products	109	—	—	—	—	109
Equities, ETFs and fixed income products	90	35	—	—	—	125
Subtotal securities commissions	348	36	2	—	(1)	385
Principal transactions (1)	25	103	—	—	—	128
Total brokerage revenues	373	139	2	—	(1)	513
Account and service fees:
Mutual fund and annuity service fees	102	—	—	—	—	102
RJBDP fees	135	1	—	—	(80)	56
Client account and other fees	59	1	5	—	(12)	53
Total account and service fees	296	2	5	—	(92)	211
Investment banking:
Merger & acquisition and advisory	—	147	—	—	—	147
Equity underwriting	6	36	—	—	—	42
Debt underwriting	—	34	—	—	—	34
Total investment banking	6	217	—	—	—	223
Other:
Affordable housing investments business revenues	—	21	—	—	—	21
All other (1)	11	1	—	6	(9)	9
Total other	11	22	—	6	(9)	30
Total non-interest revenues	1,900	380	227	6	(109)	2,404
Interest income (1)	68	6	1	296	3	374
Total revenues	1,968	386	228	302	(106)	2,778
Interest expense	(10)	(3)	—	(26)	(21)	(60)
Net revenues	$1,958	$383	$228	$276	$(127)	$2,718

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

	Nine Months Ended June 30, 2023
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$3,319	$2	$620	$—	$(24)	$3,917
Brokerage revenues:
Securities commissions:
Mutual and other fund products	398	4	4	—	(2)	404
Insurance and annuity products	320	—	—	—	—	320
Equities, ETFs and fixed income products	259	96	—	—	(2)	353
Subtotal securities commissions	977	100	4	—	(4)	1,077
Principal transactions (1)	81	274	—	11	(2)	364
Total brokerage revenues	1,058	374	4	11	(6)	1,441
Account and service fees:
Mutual fund and annuity service fees	306	—	1	—	(1)	306
RJBDP fees	1,200	3	—	—	(859)	344
Client account and other fees	175	5	15	—	(34)	161
Total account and service fees	1,681	8	16	—	(894)	811
Investment banking:
Merger & acquisition and advisory	—	277	—	—	—	277
Equity underwriting	27	69	—	—	—	96
Debt underwriting	—	73	—	—	—	73
Total investment banking	27	419	—	—	—	446
Other:
Affordable housing investments business revenues	—	68	—	—	—	68
All other (1)	40	1	2	33	(11)	65
Total other	40	69	2	33	(11)	133
Total non-interest revenues	6,125	872	642	44	(935)	6,748
Interest income (1)	340	65	7	2,251	66	2,729
Total revenues	6,465	937	649	2,295	(869)	9,477
Interest expense	(76)	(64)	—	(733)	(38)	(911)
Net revenues	$6,389	$873	$649	$1,562	$(907)	$8,566

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

	Nine Months Ended June 30, 2022
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$3,621	$2	$673	$—	$(23)	$4,273
Brokerage revenues:
Securities commissions:
Mutual and other fund products	486	5	6	—	(2)	495
Insurance and annuity products	330	—	—	—	—	330
Equities, ETFs and fixed income products	299	108	—	—	—	407
Subtotal securities commissions	1,115	113	6	—	(2)	1,232
Principal transactions (1)	52	351	—	—	—	403
Total brokerage revenues	1,167	464	6	—	(2)	1,635
Account and service fees:
Mutual fund and annuity service fees	325	—	—	—	(1)	324
RJBDP fees	271	1	—	—	(179)	93
Client account and other fees	161	5	17	—	(33)	150
Total account and service fees	757	6	17	—	(213)	567
Investment banking:
Merger & acquisition and advisory	—	557	—	—	—	557
Equity underwriting	28	185	—	—	—	213
Debt underwriting	—	113	—	—	—	113
Total investment banking	28	855	—	—	—	883
Other:
Affordable housing investments business revenues	—	71	—	—	—	71
All other (1)	24	4	1	20	(12)	37
Total other	24	75	1	20	(12)	108
Total non-interest revenues	5,597	1,402	697	20	(250)	7,466
Interest income (1)	138	16	1	682	4	841
Total revenues	5,735	1,418	698	702	(246)	8,307
Interest expense	(16)	(8)	—	(46)	(65)	(135)
Net revenues	$5,719	$1,410	$698	$656	$(311)	$8,172

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

At June 30, 2023 and September 30, 2022, net receivables related to contracts with customers were $543 million and $511 million, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 19 – INTEREST INCOME AND INTEREST EXPENSE

The following table details the components of interest income and interest expense.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2023	2022	2023	2022
Interest income:
Cash and cash equivalents	$109	$10	$239	$16
Assets segregated for regulatory purposes and restricted cash	47	28	152	39
Trading assets — debt securities	13	4	40	13
Available-for-sale securities	56	37	163	84
Brokerage client receivables	42	24	124	66
Bank loans, net	698	255	1,954	590
All other	22	16	57	33
Total interest income	$987	$374	$2,729	$841
Interest expense:
Bank deposits	$312	$20	690	$31
Trading liabilities — debt securities	9	1	26	3
Brokerage client payables	17	3	57	4
Other borrowings	12	6	30	15
Senior notes payable	23	23	69	69
All other	13	7	39	13
Total interest expense	$386	$60	$911	$135
Net interest income	$601	$314	$1,818	$706
Bank loan provision for credit losses	(54)	(56)	(96)	(66)
Net interest income after bank loan provision for credit losses	$547	$258	$1,722	$640

Interest expense related to bank deposits in the preceding table excludes interest expense associated with affiliate deposits, which has been eliminated in consolidation.

NOTE 20 – SHARE-BASED COMPENSATION

We have one share-based compensation plan, the Amended and Restated 2012 Stock Incentive Plan (“the Plan”), for our employees, directors, and independent contractor financial advisors. On February 23, 2023, our shareholders approved an amendment to the Plan to increase the number of shares available for grant by 18 million. Following this amendment, the Plan authorizes us to grant 96.4 million shares (including the shares available for grant under six predecessor plans).  As of June 30, 2023, 20.9 million shares remained available for grant under the Plan. We may utilize treasury shares for grants under the Plan; though we are also permitted to issue new shares. Our share-based compensation awards are primarily issued during the first quarter of each fiscal year. Our share-based compensation accounting policies are described in Note 2 of our 2022 Form 10-K.  Other information related to our share-based awards is presented in Note 23 of our 2022 Form 10-K.

Restricted stock units

During the three and nine months ended June 30, 2023, we granted approximately 47 thousand and 2.1 million RSUs, respectively, with a weighted-average grant-date fair value of $90.86 and $116.18, respectively, compared with approximately 222 thousand and 3.1 million RSUs granted during the three and nine months ended June 30, 2022, respectively, with a weighted-average grant-date fair value of $97.64 and $98.77, respectively. For the three and nine months ended June 30, 2023, total share-based compensation amortization related to RSUs was $50 million and $180 million, respectively, compared with $36 million and $141 million for the three and nine months ended June 30, 2022, respectively.

As of June 30, 2023, there were $385 million of total pre-tax compensation costs not yet recognized (net of estimated forfeitures) related to RSUs, including those granted during the nine months ended June 30, 2023. These costs are expected to be recognized over a weighted-average period of 2.7 years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Restricted stock awards

Restricted stock awards (“RSAs”) were issued as a component of our total purchase consideration for TriState Capital on June 1, 2022, in accordance with the terms of the acquisition. See Note 23 of our 2022 Form 10-K for further discussion of these awards. For the three and nine months ended June 30, 2023 total share-based compensation amortization related to these RSAs was $2 million and $7 million, respectively. As of June 30, 2023, there were $14 million of total pre-tax compensation costs not yet recognized for these RSAs. These costs are expected to be recognized over a weighted-average period of 2.3 years.

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

As a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) that has made an election to be a financial holding company, RJF is subject to supervision, examination, and regulation by the Board of Governors of the Federal Reserve System (“the Fed”). We are subject to the Fed’s capital rules which establish an integrated regulatory capital framework and implement, in the U.S., the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The FDIC’s capital rules, which are substantially similar to the Fed’s rules, applied to TriState Capital Bank as of June 30, 2023 and September 30, 2022. We apply the standardized approach for calculating risk-weighted assets and are also subject to the market risk provisions of the Fed’s capital rules (“market risk rule”).

Under these rules, minimum requirements are established for both the quantity and quality of capital held by banking organizations. RJF, Raymond James Bank, and TriState Capital Bank are required to maintain minimum leverage ratios (defined as tier 1 capital divided by adjusted average assets), as well as minimum ratios of tier 1 capital, common equity tier 1 (“CET1”), and total capital to risk-weighted assets. These capital ratios incorporate quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under the regulatory capital rules and are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. We calculate these ratios in order to assess compliance with both regulatory requirements and internal capital policies. In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. As of June 30, 2023, capital levels at RJF, Raymond James Bank, and TriState Capital Bank exceeded the capital conservation buffer requirement and each entity was categorized as “well-capitalized.”

For further discussion of regulatory capital requirements applicable to certain of our businesses and subsidiaries, see Note 24 of our 2022 Form 10-K.

To meet requirements for capital adequacy or to be categorized as “well-capitalized,” RJF must maintain minimum Tier 1 leverage, Tier 1 capital, CET1, and Total capital amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJF as of June 30, 2023:
Tier 1 leverage	$8,928	11.4%	$3,135	4.0%	$3,919	5.0%
Tier 1 capital	$8,928	20.6%	$2,607	6.0%	$3,476	8.0%
CET1	$8,852	20.4%	$1,955	4.5%	$2,824	6.5%
Total capital	$9,540	22.0%	$3,476	8.0%	$4,345	10.0%

RJF as of September 30, 2022:
Tier 1 leverage	$8,480	10.3%	$3,304	4.0%	$4,130	5.0%
Tier 1 capital	$8,480	19.2%	$2,651	6.0%	$3,534	8.0%
CET1	$8,380	19.0%	$1,988	4.5%	$2,871	6.5%
Total capital	$9,031	20.4%	$3,534	8.0%	$4,418	10.0%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

As of June 30, 2023, RJF’s regulatory capital increase compared with September 30, 2022 was driven by an increase in equity due to positive earnings, partially offset by share repurchases and dividends. RJF’s Tier 1 capital and Total capital ratios increased compared with September 30, 2022 resulting from the increase in regulatory capital and a decrease in risk-weighted assets. The decrease in risk-weighted assets was primarily driven by a decrease in assets segregated for regulatory purposes, partially offset by an increase in our bank loan portfolio.

RJF’s Tier 1 leverage ratio at June 30, 2023 increased compared to September 30, 2022 due to the increase in regulatory capital and lower average assets, primarily driven by a decrease in assets segregated for regulatory purposes.

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

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
Raymond James Bank as of June 30, 2023:
Tier 1 leverage	$3,349	7.6%	$1,768	4.0%	$2,210	5.0%
Tier 1 capital	$3,349	13.6%	$1,476	6.0%	$1,967	8.0%
CET1	$3,349	13.6%	$1,107	4.5%	$1,599	6.5%
Total capital	$3,658	14.9%	$1,967	8.0%	$2,459	10.0%

Raymond James Bank as of September 30, 2022:
Tier 1 leverage	$2,998	7.1%	$1,695	4.0%	$2,119	5.0%
Tier 1 capital	$2,998	12.1%	$1,485	6.0%	$1,979	8.0%
CET1	$2,998	12.1%	$1,113	4.5%	$1,608	6.5%
Total capital	$3,308	13.4%	$1,979	8.0%	$2,474	10.0%

Raymond James Bank’s regulatory capital increased compared with September 30, 2022, driven by positive earnings, partially offset by dividends paid to RJF. Raymond James Bank’s Tier 1 capital and Total capital ratios increased compared with September 30, 2022 resulting from the increase in regulatory capital and a decrease in risk-weighted assets largely due to a decrease in the bank loan and available-for-sale securities portfolios. Raymond James Bank’s Tier 1 leverage ratio at June 30, 2023 increased compared with September 30, 2022 due to the increase in regulatory capital, partially offset by an increase in average assets, primarily driven by higher cash balances.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
TriState Capital Bank as of June 30, 2023:
Tier 1 leverage	$1,243	7.2%	$695	4.0%	$868	5.0%
Tier 1 capital	$1,243	14.7%	$507	6.0%	$676	8.0%
CET1	$1,243	14.7%	$380	4.5%	$549	6.5%
Total capital	$1,283	15.2%	$676	8.0%	$845	10.0%

TriState Capital Bank as of September 30, 2022:
Tier 1 leverage	$1,093	7.3%	$601	4.0%	$752	5.0%
Tier 1 capital	$1,093	14.1%	$463	6.0%	$618	8.0%
CET1	$1,093	14.1%	$348	4.5%	$502	6.5%
Total capital	$1,122	14.5%	$618	8.0%	$772	10.0%

TriState Capital Bank’s regulatory capital increased compared with September 30, 2022, driven by positive earnings. TriState Capital Bank’s Tier 1 capital and Total capital ratios increased compared with September 30, 2022, due to the increase in regulatory capital, partially offset by an increase in risk-weighted assets primarily resulting from increases in bank loans and available-for-sale securities. TriState Capital Bank’s Tier 1 leverage ratio at June 30, 2023 decreased slightly compared with September 30, 2022 as the increase in regulatory capital was offset by an increase in average assets, primarily driven by higher cash balances, as well as the increases in bank loans and available-for-sale securities.

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

$ in millions	June 30, 2023	September 30, 2022
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	43.4%	40.9%
Net capital	$1,065	$1,152
Less: required net capital	(49)	(56)
Excess net capital	$1,016	$1,096

As of June 30, 2023, all of our other active regulated domestic and international subsidiaries were in compliance with and exceeded all applicable capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 22 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share.

	Three months ended June 30,		Nine months ended June 30,
in millions, except per share amounts	2023	2022	2023	2022
Income for basic earnings per common share:
Net income available to common shareholders	$369	$299	$1,301	$1,068
Less allocation of earnings and dividends to participating securities	(1)	(1)	(4)	(2)
Net income available to common shareholders after participating securities	$368	$298	$1,297	$1,066
Income for diluted earnings per common share:
Net income available to common shareholders	$369	$299	$1,301	$1,068
Less allocation of earnings and dividends to participating securities	(1)	(1)	(4)	(2)
Net income available to common shareholders after participating securities	$368	$298	$1,297	$1,066
Common shares:
Average common shares in basic computation	210.1	210.7	213.0	208.1
Dilutive effect of outstanding stock options and certain RSUs	4.7	5.0	5.0	5.4
Average common and common equivalent shares used in diluted computation	214.8	215.7	218.0	213.5
Earnings per common share:
Basic	$1.75	$1.41	$6.09	$5.12
Diluted	$1.71	$1.38	$5.95	$4.99
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	1.8	0.5	1.4	0.4

The allocation of earnings and dividends to participating securities in the preceding table represents dividends paid during the period to participating securities, consisting of certain RSUs, as well as the RSAs granted as part of our acquisition of TriState Capital, plus an allocation of undistributed earnings to such participating securities. Participating securities and related dividends paid on these participating securities were insignificant for each of the three and nine months ended June 30, 2023 and 2022.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

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

The following table presents information concerning operations in these segments.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2023	2022	2023	2022
Net revenues:
Private Client Group	$2,182	$1,958	$6,389	$5,719
Capital Markets	276	383	873	1,410
Asset Management	226	228	649	698
Bank	514	276	1,562	656
Other	15	(21)	34	(54)
Intersegment eliminations	(306)	(106)	(941)	(257)
Total net revenues	$2,907	$2,718	$8,566	$8,172
Pre-tax income/(loss):
Private Client Group	$411	$251	$1,286	$659
Capital Markets	(34)	61	(84)	349
Asset Management	89	93	251	303
Bank	66	74	293	259
Other (1)	(46)	(64)	(51)	(164)
Total pre-tax income	$486	$415	$1,695	$1,406

(1)    The nine months ended June 30, 2023 included the favorable impact of a $32 million insurance settlement received during the period related to a previously settled litigation matter. This item has been reflected as an offset to “Other” expenses on our Condensed Consolidated Statements of Income and Comprehensive Income.

No individual client accounted for more than ten percent of revenues in any of the periods presented.

The following table presents our net interest income on a segment basis.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2023	2022	2023	2022
Net interest income/(expense):
Private Client Group	$89	$58	$264	$122
Capital Markets	—	3	1	8
Asset Management	2	1	7	1
Bank	497	270	1,518	636
Other	13	(18)	28	(61)
Net interest income	$601	$314	$1,818	$706

The following table presents our total assets on a segment basis.

$ in millions	June 30, 2023	September 30, 2022
Total assets:
Private Client Group	$12,287	$17,770
Capital Markets	2,926	3,951
Asset Management	545	556
Bank	59,506	56,737
Other	2,369	1,937
Total	$77,633	$80,951

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table presents goodwill, which was included in our total assets, on a segment basis.

$ in millions	June 30, 2023	September 30, 2022
Goodwill:
Private Client Group	$570	$550
Capital Markets	275	274
Asset Management	69	69
Bank	529	529
Total	$1,443	$1,422
We have operations in the U.S., Canada, and Europe. Substantially all long-lived assets are located in the U.S.  The following table presents our net revenues and pre-tax income classified by major geographic area in which they were earned.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2023	2022	2023	2022
Net revenues:
U.S.	$2,652	$2,472	$7,819	$7,491
Canada	140	138	418	404
Europe	115	108	329	277
Total	$2,907	$2,718	$8,566	$8,172
Pre-tax income/(loss):
U.S.	$492	$393	$1,625	$1,330
Canada	17	20	84	52
Europe	(23)	2	(14)	24
Total	$486	$415	$1,695	$1,406
The following table presents our total assets by major geographic area in which they were held.

$ in millions	June 30, 2023	September 30, 2022
Total assets:
U.S.	$71,653	$74,428
Canada	3,397	3,631
Europe	2,583	2,892
Total	$77,633	$80,951
The following table presents goodwill, which was included in our total assets, classified by major geographic area in which it was held.

$ in millions	June 30, 2023	September 30, 2022
Goodwill:
U.S.	$1,250	$1,250
Canada	24	23
Europe	169	149
Total	$1,443	$1,422

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

EXECUTIVE OVERVIEW

Quarter ended June 30, 2023 compared with the quarter ended June 30, 2022

For our fiscal third quarter of 2023, we generated net revenues of $2.91 billion, an increase of 7% compared with the prior-year quarter, and pre-tax income of $486 million increased 17%. Our net income available to common shareholders of $369 million increased 23%, and our earnings per diluted share were $1.71, reflecting a 24% increase. Our annualized return on common equity (“ROCE”) for the quarter was 14.9%, compared with 13.3% for the prior-year quarter, and our annualized return on tangible common equity (“ROTCE”) was 18.3%(1), compared with 15.6%(1) for the prior-year quarter. Excluding $40 million of expenses related to acquisitions completed in prior years, such as compensation related to retention awards and amortization of identifiable intangible assets, our adjusted net income available to common shareholders was $399 million(1) for the three months ended June 30, 2023 and our adjusted earnings per diluted share were $1.85(1), each 15% higher compared with the prior-year quarter. Adjusted annualized ROCE for the quarter was 16.1%(1) and adjusted annualized ROTCE was 19.7%(1) compared with adjusted annualized ROCE of 15.4%(1) and adjusted annualized ROTCE of 18.1%(1) for the prior-year quarter.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Quarterly net revenues increased compared with the prior-year quarter primarily due to the benefit of higher short-term interest rates on net interest income and RJBDP fees from third-party banks, as well as incremental revenues from our prior-year acquisitions of TriState Capital in June 2022 and SumRidge Partners, LLC (“SumRidge Partners”) in July 2022. These increases were offset by lower investment banking revenues due to a challenging market environment during the current quarter, which continued to dampen capital markets activity not only in our business but across the industry, as well as lower asset management and related administrative fees, primarily as a result of lower PCG client assets in fee-based accounts at the beginning of the current quarter compared with the prior-year quarter. Brokerage revenues also declined compared with the prior-year quarter primarily due to lower asset-based trailing revenues in the PCG segment, as well as decreased activity from depository institution clients in the Capital Markets segment.

Compensation, commissions and benefits expense increased 1%, primarily due to incremental compensation expenses arising from the aforementioned acquisitions, as well as an increase in compensation costs to support our growth and annual salary increases, partially offset by a decrease in compensable revenues compared with the prior-year quarter. Our compensation ratio, or the ratio of compensation, commissions and benefits expense to net revenues, was 63.7%, compared with 67.5% for the prior-year quarter. Excluding acquisition-related compensation expenses, our adjusted compensation ratio was 62.7%(1), compared with 66.8%(1) for the prior-year quarter. The decline in the compensation ratio primarily resulted from changes in our revenue mix due to higher net interest income and RJBDP fees from third-party banks, which have little associated direct compensation.

Non-compensation expenses increased $101 million or 22%. Elevated provisions for legal and regulatory matters during the current quarter accounted for approximately $65 million of the increase, with the remainder primarily resulting from incremental expenses arising from the aforementioned acquisitions, as well as higher communications and information processing expenses, arising both from acquisitions and continued investments in technology to support our growth, and higher business development expenses. The bank loan provision for credit losses was $54 million for the current-year quarter compared with a provision of $56 million for the prior-year quarter, which included an initial provision for credit losses of $26 million on loans acquired as part of the TriState Capital acquisition. The bank loan provision for credit losses in the current-year quarter largely reflected the impacts of a weaker economic outlook for the CRE portfolio as reflected in the Moody’s CRE Price Index in our CECL model and, to a lesser extent, loan downgrades during the quarter.

Our effective income tax rate was 24.1% for our fiscal third quarter of 2023, a decrease compared with the 27.5% effective income tax rate for the prior-year quarter, primarily due to the impact on our provision for income taxes from nontaxable valuation gains associated with our company-owned life insurance policies in the current-year quarter compared with nondeductible valuation losses in the prior-year quarter.

As of June 30, 2023, our Tier 1 leverage ratio of 11.4% and Total capital ratio of 22.0% were both more than double the regulatory requirement to be considered well-capitalized. We also continue to have substantial liquidity with $1.7 billion(2) of cash at the parent as of June 30, 2023, which includes cash the parent loaned to RJ&A to invest on its behalf. We believe our capital and funding position provides us the opportunity to manage our balance sheet prudently and to continue to be opportunistic and invest in growth. We also have access to significant sources of funding for our business activities should the need arise, including borrowings against the $750 million balance available on our revolving credit facility, which was recently renewed and increased from $500 million in April 2023, as well as nearly $10 billion of FHLB borrowing capacity in the Bank segment. During the three months ended June 30, 2023, we repurchased 3.31 million shares of our common stock for $300 million at an average price of $91 per share under the Board of Directors’ common stock repurchase authorization. After the effect of those repurchases, $750 million remained under such authorization. We currently expect to continue to repurchase our common stock in our fiscal fourth quarter of 2023 to offset the shares issued with the acquisition of TriState Capital in fiscal 2022, as well as to offset dilution from share-based compensation; however, we will continue to monitor market conditions and other capital needs as we consider the magnitude and timing of these repurchases.

(1)    Adjusted compensation ratio is a non-GAAP financial measure. Please see the “Reconciliation of non-GAAP financial measures to GAAP financial measures” in this MD&A for a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures, and for other important disclosures.
(2)    For additional information, please see the “Liquidity and capital resources - Sources of liquidity” section in this MD&A.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

As we look ahead to our fiscal fourth quarter of 2023, we expect our results to be favorably impacted by higher asset management and related administrative fees, which will benefit from the 5% sequential increase in PCG fee-based assets and 3% sequential increase in financial assets under management as of June 30, 2023. However, we expect our combined net interest income and RJBDP fees from third-party banks to decline an estimated 5% in total in our fiscal fourth quarter compared with our fiscal third quarter of 2023 due to lower net interest income in our Bank segment reflecting the impact from higher-cost diversified funding sources, including our Enhanced Savings Program which was launched to PCG clients in March 2023, as well as elevated cash balances we plan to maintain in our Bank segment due to market conditions, partially offset by an increase in RJBDP fees from third-party banks due to the combination of higher average balances swept to such banks as well as recent increases in short-term interest rates. While we have a healthy investment banking pipeline, market uncertainty continues to impact the pace and timing of transactions, and we expect such uncertainty to continue in our fiscal fourth quarter, which may continue to have a negative impact on investment banking revenues compared to prior year levels. We expect to continue to experience headwinds for brokerage revenues due to a decline in cash balances at many of our depository institution clients. In addition, although we have proactively taken steps to manage our credit risk in our loan portfolio, including selling approximately $450 million of corporate loans during the fiscal third quarter of 2023, future economic deterioration or changes in our macroeconomic outlook could result in increased bank loan provisions for credit losses in future periods.

Nine months ended June 30, 2023 compared with the nine months ended June 30, 2022

For the nine months ended June 30, 2023, we generated net revenues of $8.57 billion, an increase of 5% compared with the prior-year period, and pre-tax income of $1.70 billion, an increase of 21%. Our net income available to common shareholders of $1.30 billion was 22% higher than the prior-year period and our earnings per diluted share were $5.95, reflecting a 19% increase. Our annualized ROCE was 17.9%, compared with 16.3% for the prior-year period, and our annualized ROTCE was 22.0%(1), compared with 18.7%(1) for the prior-year period.

The nine months ended June 30, 2023 included $97 million of expenses related to acquisitions completed in prior years, such as compensation related to retention awards and amortization of identifiable intangible assets. The nine months ended June 30, 2023 also included the favorable impact of a $32 million insurance settlement received during our fiscal first quarter related to a previously-settled legal matter. Excluding these items, our adjusted net income available to common shareholders was $1.35 billion(1), an increase of 17% compared with the prior-year period, and our adjusted earnings per diluted share were $6.17(1), an increase of 14%. Adjusted annualized ROCE was 18.5%(1), compared with 17.6%(1) in the prior-year period, and adjusted annualized ROTCE was 22.7%(1), compared with 20.1%(1) in the prior-year period.

The increase in net revenues compared with the prior-year period was primarily driven by the benefit of significantly higher short-term interest rates in the current-year period on both net interest income and RJBDP fees from third-party banks, as well as incremental revenues arising from our prior-year acquisitions of Charles Stanley, TriState Capital and SumRidge. These increases were offset by lower investment banking and brokerage revenues, primarily due to a more challenging market environment during the current-year period, and a decline in asset management and related administrative fees, primarily attributable to lower PCG client assets in fee-based accounts at the beginning of each of the current-year quarterly billing periods.

Compensation, commissions and benefits expense decreased 3%, primarily attributable to the decrease in compensable revenues compared with the prior-year period, partially offset by incremental expenses arising from our prior-year acquisitions of Charles Stanley, TriState Capital, and SumRidge, as well as an increase in compensation costs to support our growth and annual salary increases. Our compensation ratio was 63.1%, compared with 68.2% for the prior-year period. Excluding acquisition-related compensation expenses, our adjusted compensation ratio was 62.4%(1), compared with an adjusted compensation ratio of 67.6%(1) for the prior-year period.

Non-compensation expenses increased $268 million, or 22%, due most significantly to incremental expenses arising from our prior-year acquisitions of Charles Stanley, TriState Capital, and SumRidge, elevated provisions for legal and regulatory matters during the current period of approximately $100 million, as well as increases in business development expenses, communications and information processing expenses, and the bank loan provision for credit losses. Partially offsetting these increases was the aforementioned favorable insurance settlement received.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Our effective income tax rate was 23.0% for the nine months ended June 30, 2023, a decrease from 23.9% for the prior-year period, primarily due to the impact on our provision for income taxes of nontaxable valuation gains associated with our company-owned life insurance policies in the current year compared with nondeductible valuation losses in the prior-year period.

In December 2022, the Board of Directors increased the quarterly cash dividend on common shares to $0.42 per share and authorized common stock repurchases of up to $1.5 billion. During the nine months ended June 30, 2023, we repurchased 8.35 million shares of our common stock under the Board of Directors’ common stock repurchase authorization for $788 million at an average price of $94 per share.

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

	Three months ended		Nine months ended
$ in millions	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income available to common shareholders	$369	$299	$1,301	$1,068
Non-GAAP adjustments:
Expenses directly related to acquisitions included in the following financial statement line items:
Compensation, commissions and benefits:
Acquisition-related retention	18	16	53	41
Other acquisition-related compensation	10	2	10	2
Total “Compensation, commissions and benefits” expense	28	18	63	43
Professional fees	1	4	1	11
Bank loan provision for credit losses — Initial provision for credit losses on acquired loans	—	26	—	26
Other:
Amortization of identifiable intangible assets	11	8	33	22
Initial provision for credit losses on acquired lending commitments	—	5	—	5
All other acquisition-related expenses	—	4	—	10
Total “Other” expense	11	17	33	37
Total expenses related to acquisitions	40	65	97	117
Other — Insurance settlement received	—	—	(32)	—
Pre-tax impact of non-GAAP adjustments	40	65	65	117
Tax effect of non-GAAP adjustments	(10)	(16)	(16)	(29)
Total non-GAAP adjustments, net of tax	30	49	49	88
Adjusted net income available to common shareholders	$399	$348	$1,350	$1,156

Compensation, commissions and benefits expense	$1,851	$1,834	$5,407	$5,570
Less: Total compensation-related acquisition expenses (as detailed above)	28	18	63	43
Adjusted “Compensation, commissions and benefits” expense	$1,823	$1,816	$5,344	$5,527

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

	Three months ended		Nine months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Total compensation ratio	63.7%	67.5%	63.1%	68.2%
Less the impact of non-GAAP adjustments on compensation ratio:
Acquisition-related retention	0.7%	0.6%	0.6%	0.5%
Other acquisition-related compensation	0.3%	0.1%	0.1%	0.1%
Total “Compensation, commissions and benefits” expenses related to acquisitions	1.0%	0.7%	0.7%	0.6%
Adjusted total compensation ratio	62.7%	66.8%	62.4%	67.6%

	Three months ended		Nine months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Diluted earnings per common share	$1.71	$1.38	$5.95	$4.99
Impact of non-GAAP adjustments on diluted earnings per common share:
Compensation, commissions and benefits:
Acquisition-related retention	0.09	0.07	0.24	0.19
Other acquisition-related compensation	0.05	0.01	0.05	0.01
Total “Compensation, commissions and benefits” expense	0.14	0.08	0.29	0.20
Professional fees	—	0.02	—	0.05
Bank loan provision for credit losses — Initial provision for credit losses on acquired loans	—	0.12	—	0.12
Other:
Amortization of identifiable intangible assets	0.05	0.04	0.15	0.11
Initial provision for credit losses on acquired lending commitments	—	0.02	—	0.02
All other acquisition-related expenses	—	0.02	—	0.05
Total “Other” expense	0.05	0.08	0.15	0.18
Total expenses related to acquisitions	0.19	0.30	0.44	0.55
Other — Insurance settlement received	—	—	(0.15)	—
Tax effect of non-GAAP adjustments	(0.05)	(0.07)	(0.07)	(0.13)
Total non-GAAP adjustments, net of tax	0.14	0.23	0.22	0.42
Adjusted diluted earnings per common share	$1.85	$1.61	$6.17	$5.41

Return on common equity	Three months ended		Nine months ended
$ in millions	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Average common equity	$9,873	$8,999	$9,705	$8,711
Impact of non-GAAP adjustments on average common equity:
Compensation, commissions and benefits:
Acquisition-related retention	9	8	27	19
Other acquisition-related compensation	4	1	2	1
Total “Compensation, commissions and benefits” expense	13	9	29	20
Professional fees	1	2	—	5
Bank loan provision for credit losses — Initial provision for credit losses on acquired loans	—	13	—	7
Other:
Amortization of identifiable intangible assets	6	4	17	11
Initial provision for credit losses on acquired lending commitments	—	3	—	1
All other acquisition-related expenses	—	2	—	4
Total “Other” expense	6	9	17	16
Total expenses related to acquisitions	20	33	46	48
Other — Insurance settlement received	—	—	(24)	—
Tax effect of non-GAAP adjustments	(5)	(8)	(5)	(12)
Total non-GAAP adjustments, net of tax	15	25	17	36
Adjusted average common equity	$9,888	$9,024	$9,722	$8,747

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

	Three months ended		Nine months ended
$ in millions	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Average common equity	$9,873	$8,999	$9,705	$8,711
Less:
Average goodwill and identifiable intangible assets, net	1,930	1,460	1,932	1,169
Average deferred tax liabilities related to goodwill and identifiable intangible assets, net	(128)	(108)	(128)	(86)
Average tangible common equity	$8,071	$7,647	$7,901	$7,628
Impact of non-GAAP adjustments on average tangible common equity:
Compensation, commissions and benefits:
Acquisition-related retention	9	8	27	19
Other acquisition-related compensation	4	1	2	1
Total “Compensation, commissions and benefits” expense	13	9	29	20
Professional fees	1	2	—	5
Bank loan provision for credit losses — Initial provision for credit losses on acquired loans	—	13	—	7
Other:
Amortization of identifiable intangible assets	6	4	17	11
Initial provision for credit losses on acquired lending commitments	—	3	—	1
All other acquisition-related expenses	—	2	—	4
Total “Other” expense	6	9	17	16
Total expenses related to acquisitions	20	33	46	48
Other — Insurance settlement received	—	—	(24)	—
Tax effect of non-GAAP adjustments	(5)	(8)	(5)	(12)
Total non-GAAP adjustments, net of tax	15	25	17	36
Adjusted average tangible common equity	$8,086	$7,672	$7,918	$7,664

Return on common equity	14.9%	13.3%	17.9%	16.3%
Adjusted return on common equity	16.1%	15.4%	18.5%	17.6%
Return on tangible common equity	18.3%	15.6%	22.0%	18.7%
Adjusted return on tangible common equity	19.7%	18.1%	22.7%	20.1%

Total compensation ratio is computed by dividing compensation, commissions and benefits expense by net revenues for each respective period. Adjusted total compensation ratio is computed by dividing adjusted compensation, commissions and benefits expense by net revenues for each respective period.

Tangible common equity is computed by subtracting goodwill and identifiable intangible assets, net, along with the associated deferred tax liabilities, from total common equity attributable to RJF. Average common equity is computed by adding the total common equity attributable to RJF as of the date indicated to the prior quarter-end total, and dividing by two, or in the case of average tangible common equity, computed by adding tangible common equity as of the date indicated to the prior quarter-end total, and dividing by two. Average common equity for the year-to-date period is computed by adding the total common equity attributable to RJF as of each quarter-end date during the indicated year-to-date period to the beginning of year total, and dividing by four, or in the case of average tangible common equity, computed by adding tangible common equity as of each quarter-end date during the indicated year-to-date period to the beginning of year total, and dividing by four. Adjusted average common equity is computed by adjusting for the impact on average common equity of the non-GAAP adjustments, as applicable for each respective period. Adjusted average tangible common equity is computed by adjusting for the impact on average tangible common equity of the non-GAAP adjustments, as applicable for each respective period.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

NET INTEREST ANALYSIS

Largely in response to inflationary pressures since the beginning of fiscal year 2022, the Fed rapidly and consistently increased its benchmark short-term interest rates commencing in March 2022 and continuing into our fiscal third quarter of 2023. Over this period, the Fed has increased the Fed funds target rate from a March 31, 2022 range of 0.25% to 0.50% to a June 30, 2023 range of 5.00% to 5.25%. The Fed has further increased the Fed funds target rate by 25 basis points in July 2023 and indicated that it intends to closely monitor short-term interest rates throughout the remainder of our fiscal 2023. The following table details the Fed’s recent short-term interest rate activity.

Fed Funds Target Rate Schedule
RJF fiscal quarter ended	Effective date of interest rate action	Increase/(decrease) in interest rates (in basis points)	Fed funds target rate
March 31 2020	March 16, 2020	(100)	0.00% - 0.25%
March 31, 2022	March 17, 2022	25	0.25% - 0.50%
June 30, 2022	May 5, 2022	50	0.75% - 1.00%
June 30, 2022	June 16, 2022	75	1.50% - 1.75%
September 30, 2022	July 28, 2022	75	2.25% - 2.50%
September 30, 2022	September 22, 2022	75	3.00% - 3.25%
December 31, 2022	November 3, 2022	75	3.75% - 4.00%
December 31, 2022	December 15, 2022	50	4.25% - 4.50%
March 31, 2023	February 2, 2023	25	4.50% - 4.75%
March 31, 2023	March 23, 2023	25	4.75% - 5.00%
June 30, 2023	May 4, 2023	25	5.00% - 5.25%
Rate changes subsequent to June 30, 2023
September 30, 2023	July 27, 2023	25	5.25% - 5.50%

Given the relationship between our interest-sensitive assets and liabilities (primarily held in our PCG, Bank, and Other segments) and the nature of fees we earn from third-party banks on client cash balances swept to such banks as part of the RJBDP (included in account and service fees), our financial results are sensitive to changes in interest rates. Increases in short-term interest rates generally result in an increase in our net earnings, although the magnitude of the impact to our net interest margin depends on the yields on interest-earning assets relative to the cost of interest-bearing liabilities, including deposit rates paid to clients on their cash balances. Our domestic client cash sweep balances continue to represent a relatively low-cost funding source. In fiscal 2023, we introduced the Enhanced Savings Program to our clients as part of our strategy to diversify our funding sources, albeit at a higher relative cost than other alternatives. Changes to the regulatory landscape governing the fees the firm earns on client assets, including cash sweep balances, as well as other market driven factors, could negatively impact our earnings.

As a result of our diverse funding sources and high concentration of floating-rate assets, we benefited from the increases in short-term interest rates during the second half of fiscal 2022 and continuing into the three and nine months ended June 30, 2023. However, despite recent increases in short-term interest rates, our net interest income and net interest margin decreased during our fiscal third quarter of 2023 compared with the preceding quarter due to a more rapid increase in deposit costs than in recent periods due to growth in the Enhanced Savings Program. Despite an additional 25-basis point increase in the Fed funds target rate in July 2023 and higher RJBDP balances swept to third-party banks, we expect our combined net interest income and RJBDP fees from third-party banks to further decline an estimated 5% in our fiscal fourth quarter compared to the fiscal third quarter of 2023, due to lower net interest income in our Bank segment largely resulting from higher interest expense associated with the continued success of our Enhanced Savings Program. Further, we expect to continue to carry a relatively higher level of cash balances in our Bank segment due to market conditions. In addition, our pace of loan growth may continue to be muted, or otherwise fluctuate over time in response to a number of factors which include changes in interest rates, credit spreads, and other market factors, which may moderate growth in interest income generated by loans in the Bank segment in the near-term.

Refer to the discussion of our net interest income within the “Management’s Discussion and Analysis - Results of Operations” of our PCG, Bank, and Other segments, where applicable. Also refer to “Management’s Discussion and Analysis - Results of Operations - Private Client Group - Clients’ domestic cash sweep balances” for further information on the RJBDP.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

The following table presents our consolidated average interest-earning asset and interest-bearing liability balances, interest income and expense and the related rates.

Quarter ended June 30, 2023 compared with the quarter ended June 30, 2022

	Three months ended June 30,
	2023			2022
$ in millions	Average daily balance	Interest	Annualized average rate	Average daily balance	Interest	Annualized average rate
Interest-earning assets:
Bank segment:
Cash and cash equivalents	$5,502	$70	5.08%	$1,603	$3	0.94%
Available-for-sale securities	10,737	56	2.07%	9,972	37	1.47%
Loans held for sale and investment: (1) (2)
Loans held for investment:
SBL	14,200	251	7.02%	9,854	78	3.09%
C&I loans	10,916	198	7.19%	9,606	76	3.14%
CRE loans	7,097	136	7.53%	4,338	36	3.30%
REIT loans	1,716	31	7.30%	1,379	11	3.20%
Residential mortgage loans	8,279	67	3.22%	6,334	44	2.77%
Tax-exempt loans (3)	1,629	11	3.17%	1,329	8	3.16%
Loans held for sale	195	4	9.63%	222	2	3.08%
Total loans held for sale and investment	44,032	698	6.31%	33,062	255	3.08%
All other interest-earning assets	126	2	5.56%	123	1	3.13%
Interest-earning assets — Bank segment	$60,397	$826	5.44%	$44,760	$296	2.64%
All other segments:
Cash and cash equivalents	$2,820	$39	5.51%	$3,945	$7	0.63%
Assets segregated for regulatory purposes and restricted cash	4,236	47	4.69%	17,337	28	0.63%
Trading assets — debt securities	1,025	13	5.00%	377	4	4.87%
Brokerage client receivables	2,105	42	8.14%	2,555	24	3.87%
All other interest-earning assets	1,830	20	3.52%	2,117	15	2.90%
Interest-earning assets — all other segments	$12,016	$161	5.34%	$26,331	$78	1.17%
Total interest-earning assets	$72,413	$987	5.42%	$71,091	$374	2.11%
Interest-bearing liabilities:
Bank segment:
Bank deposits:
Money market and savings accounts	$38,757	$130	1.35%	$37,214	$11	0.12%
Interest-bearing demand deposits	12,877	157	4.86%	2,216	7	1.25%
Certificates of deposit	2,806	30	4.24%	842	3	1.58%
Total bank deposits (4)	54,440	317	2.33%	40,272	21	0.21%
FHLB advances and all other interest-bearing liabilities	1,478	12	3.18%	1,114	5	1.73%
Interest-bearing liabilities — Bank segment	$55,918	$329	2.35%	$41,386	$26	0.25%
All other segments:
Trading liabilities — debt securities	$703	$9	5.18%	$164	$1	2.76%
Brokerage client payables	5,184	17	1.48%	16,892	3	0.08%
Senior notes payable	2,038	23	4.44%	2,037	23	4.44%
All other interest-bearing liabilities (4)	579	8	3.88%	363	7	2.73%
Interest-bearing liabilities — all other segments	$8,504	$57	2.66%	$19,456	$34	0.70%
Total interest-bearing liabilities	$64,422	$386	2.39%	$60,842	$60	0.40%
Firmwide net interest income		$601			$314
Net interest margin (net yield on interest-earning assets)
Bank segment			3.26%			2.41%
Firmwide			3.33%			1.77%

(1) Loans are presented net of unamortized purchase discounts or premiums, unearned income, deferred origination fees and costs, and charge-offs.
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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

	Three months ended June 30,
	2023 compared to 2022
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest-earning assets:	Interest income
Bank segment:
Cash and cash equivalents	$10	$57	$67
Available-for-sale securities	4	15	19
Loans held for sale and investment:
Loans held for investment:
SBL	52	121	173
C&I loans	13	109	122
CRE loans	37	63	100
REIT loans	3	17	20
Residential mortgage loans	14	9	23
Tax-exempt loans	3	—	3
Loans held for sale	—	2	2
Total loans held for sale and investment	122	321	443
All other interest-earning assets	—	1	1
Interest-earning assets — Bank segment	$136	$394	$530
All other segments:
Cash and cash equivalents	$(2)	$34	$32
Assets segregated for regulatory purposes and restricted cash	(35)	54	19
Trading assets — debt securities	10	(1)	9
Brokerage client receivables	(3)	21	18
All other interest-earning assets	(6)	11	5
Interest-earning assets — all other segments	$(36)	$119	$83
Total interest-earning assets	$100	$513	$613

Interest-bearing liabilities:	Interest expense
Bank segment:
Bank deposits:
Money market and savings accounts	$3	$116	$119
Interest-bearing demand deposits	88	62	150
Certificates of deposit	15	12	27
Total bank deposits	106	190	296
FHLB advances and all other interest-bearing liabilities	2	5	7
Interest-bearing liabilities — Bank segment	$108	$195	$303
All other segments:
Trading liabilities — debt securities	$7	$1	$8
Brokerage client payables	(3)	17	14
All other interest-bearing liabilities	17	(16)	1
Interest-bearing liabilities — all other segments	$21	$2	$23
Total interest-bearing liabilities	$129	$197	$326
Change in firmwide net interest income	$(29)	$316	$287

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Nine months ended June 30, 2023 compared with the nine months ended June 30, 2022

	Nine months ended June 30,
	2023			2022
$ in millions	Average daily balance	Interest	Annualized average rate	Average daily balance	Interest	Annualized average rate
Interest-earning assets:
Bank segment:
Cash and cash equivalents	$3,637	$128	4.66%	$1,785	$5	0.42%
Available-for-sale securities	10,886	163	1.99%	9,116	84	1.23%
Loans held for sale and investment: (1) (2)
Loans held for investment:
SBL	14,580	717	6.49%	7,630	152	2.62%
C&I loans	11,109	555	6.59%	8,989	185	2.72%
CRE loans	6,951	369	6.99%	3,476	76	2.90%
REIT loans	1,671	86	6.80%	1,278	27	2.76%
Residential mortgage loans	7,960	186	3.12%	5,851	119	2.69%
Tax-exempt loans (3)	1,625	31	3.13%	1,305	25	3.18%
Loans held for sale	184	10	7.46%	243	6	2.98%
Total loans held for sale and investment	44,080	1,954	5.88%	28,772	590	2.73%
All other interest-earning assets	141	6	5.54%	127	3	2.66%
Interest-earning assets — Bank segment	$58,744	$2,251	5.08%	$39,800	$682	2.28%
All other segments:
Cash and cash equivalents	$3,084	$111	4.81%	$4,034	$11	0.35%
Assets segregated for regulatory purposes and restricted cash	5,125	152	3.96%	15,879	39	0.32%
Trading assets — debt securities	1,055	40	5.05%	452	13	3.90%
Brokerage client receivables	2,236	124	7.46%	2,533	66	3.50%
All other interest-earning assets	1,829	51	3.25%	1,892	30	2.20%
Interest-earning assets — all other segments	$13,329	$478	4.73%	$24,790	$159	0.86%
Total interest-earning assets	$72,073	$2,729	5.02%	$64,590	$841	1.74%
Interest-bearing liabilities:
Bank segment:
Bank deposits:
Money market and savings accounts	$42,828	$383	1.20%	$34,099	$12	0.05%
Interest-bearing demand deposits	7,881	266	4.49%	909	10	1.26%
Certificates of deposit	1,960	54	3.66%	806	10	1.76%
Total bank deposits (4)	52,669	703	1.78%	35,814	32	0.12%
FHLB advances and all other interest-bearing liabilities	1,408	30	2.82%	928	14	2.06%
Interest-bearing liabilities — Bank segment	$54,077	$733	1.81%	$36,742	$46	0.17%
All other segments:
Trading liabilities — debt securities	$736	$26	4.80%	$179	$3	1.97%
Brokerage client payables	6,291	57	1.25%	16,741	4	0.03%
Senior notes payable	2,038	69	4.44%	2,037	69	4.44%
All other interest-bearing liabilities (4)	655	26	4.06%	231	13	7.45%
Interest-bearing liabilities — all other segments	$9,720	$178	2.38%	$19,188	$89	0.61%
Total interest-bearing liabilities	$63,797	$911	1.90%	$55,930	$135	0.32%
Firmwide net interest income		$1,818			$706
Net interest margin (net yield on interest-earning assets)
Bank segment			3.41%			2.14%
Firmwide			3.37%			1.46%

(1) Loans are presented net of unamortized discounts, unearned income, deferred loan fees and costs, and charge-offs.
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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

	Nine months ended June 30,
	2023 compared to 2022
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest-earning assets:	Interest income
Bank segment:
Cash and cash equivalents	$12	$111	$123
Available-for-sale securities	19	60	79
Loans held for sale and investment:
Loans held for investment:
SBL	215	350	565
C&I loans	53	317	370
CRE loans	122	171	293
REIT loans	10	49	59
Residential mortgage loans	47	20	67
Tax-exempt loans	7	(1)	6
Loans held for sale	(3)	7	4
Total loans held for sale and investment	451	913	1,364
All other interest-earning assets	—	3	3
Interest-earning assets — Bank segment	$482	$1,087	$1,569
All other segments:
Cash and cash equivalents	$(4)	$104	$100
Assets segregated for regulatory purposes and restricted cash	(61)	174	113
Trading assets — debt securities	22	5	27
Brokerage client receivables	(14)	72	58
All other interest-earning assets	(1)	22	21
Interest-earning assets — all other segments	$(58)	$377	$319
Total interest-earning assets	$424	$1,464	$1,888

Interest-bearing liabilities:	Interest expense
Bank segment:
Bank deposits:
Money market and savings accounts	$4	$367	$371
Interest-bearing demand deposits	192	64	256
Certificates of deposit	25	19	44
Total bank deposits	221	450	671
FHLB advances and all other interest-bearing liabilities	9	7	16
Interest-bearing liabilities — Bank segment	$230	$457	$687
All other segments:
Trading liabilities — debt securities	$16	$7	$23
Brokerage client payables	(5)	58	53
All other interest-bearing liabilities	21	(8)	13
Interest-bearing liabilities — all other segments	$32	$57	$89
Total interest-bearing liabilities	$262	$514	$776
Change in firmwide net interest income	$162	$950	$1,112

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

RESULTS OF OPERATIONS – PRIVATE CLIENT GROUP

For an overview of our PCG segment operations, as well as a description of the key factors impacting our PCG results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K.

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2023	2022	% change	2023	2022	% change
Revenues:
Asset management and related administrative fees	$1,164	$1,214	(4)%	$3,319	$3,621	(8)%
Brokerage revenues:
Mutual and other fund products	135	149	(9)%	398	486	(18)%
Insurance and annuity products	103	109	(6)%	320	330	(3)%
Equities, ETFs and fixed income products	111	115	(3)%	340	351	(3)%
Total brokerage revenues	349	373	(6)%	1,058	1,167	(9)%
Account and service fees:
Mutual fund and annuity service fees	103	102	1%	306	325	(6)%
RJBDP fees:
Bank segment	277	79	251%	856	178	381%
Third-party banks	107	56	91%	344	93	270%
Client account and other fees	59	59	—%	175	161	9%
Total account and service fees	546	296	84%	1,681	757	122%
Investment banking	9	6	50%	27	28	(4)%
Interest income	114	68	68%	340	138	146%
All other	25	11	127%	40	24	67%
Total revenues	2,207	1,968	12%	6,465	5,735	13%
Interest expense	(25)	(10)	150%	(76)	(16)	375%
Net revenues	2,182	1,958	11%	6,389	5,719	12%
Non-interest expenses:
Financial advisor compensation and benefits	1,151	1,187	(3)%	3,344	3,605	(7)%
Administrative compensation and benefits	355	306	16%	1,042	878	19%
Total compensation, commissions and benefits	1,506	1,493	1%	4,386	4,483	(2)%
Non-compensation expenses:
Communications and information processing	94	86	9%	283	241	17%
Occupancy and equipment	53	50	6%	157	146	8%
Business development	43	39	10%	113	91	24%
Professional fees	17	19	(11)%	47	41	15%
All other	58	20	190%	117	58	102%
Total non-compensation expenses	265	214	24%	717	577	24%
Total non-interest expenses	1,771	1,707	4%	5,103	5,060	1%
Pre-tax income	$411	$251	64%	$1,286	$659	95%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Selected key metrics

PCG client asset balances

	As of
$ in billions	June 30, 2023	March 31, 2023	September 30, 2022	June 30, 2022	March 31, 2022	September 30, 2021
Assets under administration (“AUA”) (1)	$1,227.0	$1,171.1	$1,039.0	$1,068.8	$1,198.3	$1,115.4
Assets in fee-based accounts (1) (2)	$697.0	$666.3	$586.0	$606.7	$678.0	$627.1
Percent of AUA in fee-based accounts	56.8%	56.9%	56.4%	56.8%	56.6%	56.2%

(1)Includes assets associated with firms affiliated with us through our Registered Investment Advisor & Custody Services (“RCS”) division of $130.5 billion as of June 30, 2023, $123.5 billion as of March 31, 2023, $108.5 billion as of September 30, 2022, $109.7 billion as of June 30, 2022, $99.2 billion as of March 31, 2022, and $92.7 billion as of September 30, 2021. Of these amounts, $109.9 billion as of June 30, 2023, $103.6 billion as of March 31, 2023, $89.9 billion as of September 30, 2022, $90.3 billion as of June 30, 2022, $84.0 billion as of March 31, 2022, and $77.2 billion as of September 30, 2021 were fee-based assets. Based on the nature of the services provided to such firms, revenues related to these assets are included in “Account and service fees.”
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

PCG net new assets

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2023	2022	2023	2022
Domestic Private Client Group net new assets (1) (2)	$14,386	$14,663	$59,085	$74,857
Domestic Private Client Group net new assets growth - annualized (3)	5.4%	5.4%	8.3%	9.5%

(1) Domestic Private Client Group net new assets represents domestic Private Client Group client inflows, including dividends and interest, less domestic Private Client Group client outflows, including commissions, advisory fees and other fees.
(2)    This metric includes the impact of the departure of approximately $4.6 billion of assets under administration related to the portion of advisors previously associated through a single relationship in our independent contractors division whose affiliation with the firm ended in the fiscal third quarter of 2023.
(3)    The Domestic Private Client Group net new asset growth - annualized percentage is based on the beginning Domestic Private Client Group AUA balance for the indicated period.

PCG AUA and PCG assets in fee-based accounts as of June 30, 2023 each increased 5% compared with March 31, 2023, increased 18% and 19%, respectively, compared with September 30, 2022, and each increased 15% compared with June 30, 2022 due to net equity market appreciation and strong net inflows of client assets during the period, primarily due to the favorable impact of our recruiting. We expect that the 5% increase in PCG fee-based assets as of June 30, 2023 compared with March 31, 2023 will positively impact our asset management and related administrative fees for our fiscal fourth quarter of 2023. PCG assets in fee-based accounts continued to be a significant percentage of overall PCG AUA due to many clients’ preference for fee-based alternatives versus transaction-based accounts and, as a result, a significant portion of our PCG revenues is more directly impacted by market movements.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

Financial advisors

	June 30, 2023	March 31, 2023	September 30, 2022	June 30, 2022	March 31, 2022	September 30, 2021
Employees	3,654	3,628	3,638	3,615	3,601	3,461
Independent contractors (1)	5,050	5,098	5,043	5,001	5,129	5,021
Total advisors	8,704	8,726	8,681	8,616	8,730	8,482

(1) Includes the impact of the transfer of one firm with 166 financial advisors previously affiliated as independent contractors to our RCS division during our fiscal third quarter of 2022 and the impact of the departure of 60 financial advisors, representing the portion of advisors previously associated through a single relationship in our independent contractors division whose affiliation with the firm ended in the fiscal third quarter of 2023.

The number of financial advisors as of June 30, 2023 decreased compared with March 31, 2023, primarily due to the impact of an independent contractor relationship whose affiliation with the firm ended in our fiscal third quarter. The number of financial advisors as of June 30, 2023 increased compared with September 30, 2022, as the number of new recruits and trainees that were moved into production roles exceeded the number of financial advisors who left the firm, including planned retirements where assets are generally retained at the firm pursuant to advisor succession plans. The recruiting pipeline remains solid across our affiliation options; however, the timing of financial advisors joining the firm may be impacted by market uncertainty. We expect to continue to experience transfers to our RCS division in fiscal 2023; however, consistent with our experience in fiscal 2022, we do not expect these financial advisor transfers to significantly impact our results of operations. Advisors in our RCS division are not included in our financial advisor metric although their client assets are included in PCG AUA.

Clients’ domestic cash sweep balances and Enhanced Savings Program balances

	As of
$ in millions	June 30, 2023	March 31, 2023	September 30, 2022	June 30, 2022	March 31, 2022	September 30, 2021
RJBDP:
Bank segment	$27,915	$37,682	$38,705	$36,646	$33,570	$31,410
Third-party banks	16,923	9,408	21,964	25,478	25,887	24,496
Subtotal RJBDP	44,838	47,090	60,669	62,124	59,457	55,906
Client Interest Program (“CIP”)	1,915	2,385	6,445	13,717	17,013	10,762
Total clients’ domestic cash sweep balances	46,753	49,475	67,114	75,841	76,470	66,668
Enhanced Savings Program (1)	11,225	2,746	—	—	—	—
Total clients’ domestic cash sweep and Enhanced Savings Program balances	$57,978	$52,221	$67,114	$75,841	$76,470	$66,668

(1) In March 2023, we launched our Enhanced Savings Program, in which Private Client Group clients may deposit cash in a high-yield Raymond James Bank account. These balances are reflected in Bank deposits on our Condensed Consolidated Statements of Financial Condition.

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Average yield on RJBDP - third-party banks	3.37%	0.88%	3.05%	0.50%

A significant portion of our domestic clients’ cash is included in the RJBDP, a multi-bank sweep program in which clients’ cash deposits in their brokerage accounts are swept into interest-bearing deposit accounts at either Raymond James Bank or TriState Capital Bank, which are included in our Bank segment, or various third-party banks. Such balances swept to third-party balances are not reflected on our Condensed Consolidated Statements of Financial Condition. Our PCG segment earns servicing fees for the administrative services we provide related to our clients’ deposits that are swept to such banks as part of the RJBDP. These servicing fees are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates and the interest paid to clients on balances in the RJBDP. Under our intersegment policies, the PCG segment receives the greater of a base servicing fee or a net yield equivalent to the average yield that the firm would otherwise receive from third-party banks in the RJBDP. In the current interest-rate environment the PCG segment revenues

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

throughout fiscal 2023 reflect RJBDP fee revenues derived from the yield from third-party banks in the program and the Bank segment RJBDP servicing costs reflect such market rate for the deposits. In fiscal 2022, the PCG segment revenues reflected the base servicing fee until May 2022, when the yield from third-party banks first exceeded such level. The fees that the PCG segment earns from the Bank segment, as well as the servicing costs incurred on the deposits in the Bank segment, are eliminated in consolidation.

The “Average yield on RJBDP - third-party banks” in the preceding table is computed by dividing annualized RJBDP fees from third-party banks, which are net of the interest expense paid to clients by the third-party banks, by the average daily RJBDP balance at third-party banks. The average yield on RJBDP - third-party banks increased from the prior-year periods as a result of the significant increases in the Fed’s short-term benchmark interest rate, which began in March 2022. We expect an increase in our RJBDP fees from third-party banks in our fiscal fourth quarter of 2023 compared with our fiscal third quarter of 2023 due to higher average balances held at third-party banks in the program resulting in part from additional funding flexibility the Enhanced Savings Program provides us, as well as the recent increases in short-term interest rates including the 25-basis point increase in July 2023.

Total client domestic cash sweep and Enhanced Savings Program balances increased 11% compared with March 31, 2023 due to growth of Enhanced Savings Program balances at Raymond James Bank which more than offset a decline in domestic cash sweep balances largely due to quarterly fee billings and client tax payments in April 2023. Total client domestic cash sweep and Enhanced Savings Program balances decreased 14% compared with September 30, 2022, as a result of cash sorting activity given the higher short-term interest rate environment, partially offset by the launch of the Enhanced Savings Program in March 2023, which resulted in $11.2 billion of client cash balances as of June 30, 2023. PCG segment results can be impacted by not only changes in the level of client cash balances, but also by the allocation of client cash balances between RJBDP, CIP, and the Enhanced Savings Program, as the PCG segment may earn different amounts from each of these client cash destinations, depending on multiple factors.

Quarter ended June 30, 2023 compared with the quarter ended June 30, 2022

Net revenues of $2.18 billion increased 11% and pre-tax income of $411 million increased 64%.

Asset management and related administrative fees decreased $50 million, or 4%, primarily due to lower assets in fee-based accounts at the beginning of the current quarter compared with the prior-year quarter primarily due to declines in the equity market.

Brokerage revenues decreased $24 million, or 6%, primarily due to lower trailing revenues from mutual and other fund products and variable annuity products, primarily resulting from market-driven declines in asset values for products for which we receive trails.

Account and service fees increased $250 million, or 84%, primarily due to higher RJBDP fees from both our Bank segment and third-party banks resulting from significantly higher short-term interest rates compared with the prior-year quarter, partially offset by lower average balances.

Net interest income increased $31 million, or 53%, due to the increase in short-term interest rates applicable to our cash, segregated cash, and client margin account balances, partially offset by lower average balances.

Other revenues increased $14 million, or 127%, primarily due to a favorable arbitration award during the fiscal third quarter of 2023. The benefit of this award was largely offset by associated compensation expenses and external legal fees incurred over the duration of the claim period, a portion of which was incurred during the fiscal third quarter of 2023.

Compensation-related expenses increased $13 million, or 1%, primarily due to an increase in compensation costs to support our growth and annual salary increases, partially offset by lower commission expense resulting from lower compensable revenues, including asset management and related administrative fees and brokerage revenues.

Non-compensation expenses increased $51 million, or 24%, primarily driven by higher provisions for legal and regulatory matters and, to a lesser extent, higher communications and information processing expenses.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Nine months ended June 30, 2023 compared with the nine months ended June 30, 2022

Net revenues of $6.39 billion increased 12% and pre-tax income of $1.29 billion increased 95%.

Asset management and related administrative fees decreased $302 million, or 8%, primarily due to lower assets in fee-based accounts at the beginning of each of the current-year quarterly billing periods compared with the prior-year quarterly billing periods, partially offset by incremental revenues arising from the acquisition of Charles Stanley.

Brokerage revenues decreased $109 million, or 9%, primarily due to lower trailing revenues from mutual fund and annuity products primarily resulting from market-driven declines in asset values for products for which we receive trails, as well as lower sales of equity products, mutual and other fund products, variable annuities, and insurance products. These decreases were partially offset by higher fixed annuity and fixed income product sales.

Account and service fees increased $924 million, or 122%, primarily due to an increase in RJBDP fees from both our Bank segment and third-party banks resulting from significantly higher short-term interest rates compared with the prior-year period. Mutual fund service fees decreased primarily due to market-driven declines in mutual fund assets.

Net interest income increased $142 million, or 116%, primarily due to the significant increase in short-term interest rates applicable to our cash, segregated cash, and client margin account balances.

Other revenues increased $16 million, or 67%, primarily due to the aforementioned favorable arbitration award during the fiscal third quarter of 2023. The benefit of this award was largely offset by associated compensation expenses and external legal fees incurred over the duration of the claim period, a portion of which was incurred during fiscal 2023.

Compensation-related expenses decreased $97 million, or 2%, primarily due to lower commission expense resulting from lower compensable revenues, including asset management and related administrative fees and brokerage revenues, partially offset by an increase in compensation costs to support our growth, annual salary increases, and incremental expenses resulting from our acquisition of Charles Stanley.

Non-compensation expenses increased $140 million, or 24%, due to higher provisions for legal and regulatory matters, incremental expenses resulting from our acquisition of Charles Stanley, higher communications and information processing expenses primarily due to ongoing enhancements of our technology platforms, and increases in travel and event-related expenses compared with the low levels incurred in the prior-year period.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

RESULTS OF OPERATIONS – CAPITAL MARKETS

For an overview of our Capital Markets segment operations, as well as a description of the key factors impacting our Capital Markets results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K.

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2023	2022	% change	2023	2022	% change
Revenues:
Brokerage revenues:
Fixed income	$78	$107	(27)%	$274	$352	(22)%
Equity	32	32	—%	100	112	(11)%
Total brokerage revenues	110	139	(21)%	374	464	(19)%
Investment banking:
Merger & acquisition and advisory	88	147	(40)%	277	557	(50)%
Equity underwriting	25	36	(31)%	69	185	(63)%
Debt underwriting	28	34	(18)%	73	113	(35)%
Total investment banking	141	217	(35)%	419	855	(51)%
Interest income	21	6	250%	65	16	306%
Affordable housing investments business revenues	21	21	—%	68	71	(4)%
All other	4	3	33%	11	12	(8)%
Total revenues	297	386	(23)%	937	1,418	(34)%
Interest expense	(21)	(3)	600%	(64)	(8)	700%
Net revenues	276	383	(28)%	873	1,410	(38)%
Non-interest expenses:
Compensation, commissions and benefits	220	243	(9)%	664	827	(20)%
Non-compensation expenses:
Communications and information processing	27	22	23%	77	66	17%
Occupancy and equipment	10	10	—%	31	29	7%
Business development	14	12	17%	46	29	59%
Professional fees	12	10	20%	39	31	26%
All other	27	25	8%	100	79	27%
Total non-compensation expenses	90	79	14%	293	234	25%
Total non-interest expenses	310	322	(4)%	957	1,061	(10)%
Pre-tax income/(loss)	$(34)	$61	NM	$(84)	$349	NM

Quarter ended June 30, 2023 compared with the quarter ended June 30, 2022

Net revenues of $276 million decreased 28% and the pre-tax loss was $34 million compared with pre-tax income of $61 million for the prior-year quarter.

Investment banking revenues decreased $76 million, or 35%, as activity levels in the current quarter were negatively impacted by macroeconomic uncertainties which continue to dampen capital markets activity across the industry. Our investment banking pipeline remains healthy and reflects the investments we have made over the past several years; however, market uncertainty continues to impact the pace and timing of transactions, and we expect such uncertainty to continue to negatively impact our investment banking activity in our fiscal fourth quarter of 2023.

Brokerage revenues decreased $29 million, or 21%, due to a decrease in fixed income brokerage revenues resulting from decreased activity from depository institution clients due to challenging market conditions, partially offset by incremental revenues from SumRidge Partners, which was acquired on July 1, 2022. We expect our fixed income brokerage revenues to continue to be negatively impacted by a decline in cash balances at many of our depository institution clients, decreasing their immediate demand for our products and services.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Compensation-related expenses decreased $23 million, or 9%, due to lower revenues, partially offset by incremental compensation expenses arising from growth investments, including our acquisition of SumRidge Partners in July 2022, as well as higher share-based compensation amortization resulting from production-related awards granted in prior periods which are amortized over the vesting period.

Non-compensation expenses increased $11 million, or 14%, primarily attributable to incremental expenses associated with SumRidge Partners.

Nine months ended June 30, 2023 compared with the nine months ended June 30, 2022

Net revenues of $873 million decreased 38% and the pre-tax loss was $84 million compared with pre-tax income of $349 million for the prior-year period.

Investment banking revenues decreased $436 million, or 51%, compared with a strong prior-year period, as activity levels were negatively impacted in the current-year period by very different market conditions compared with the prior-year period, resulting from the aforementioned macroeconomic uncertainties impacting the industry.

Brokerage revenues decreased $90 million, or 19%, primarily due to a decrease in fixed income brokerage revenues as a result of the aforementioned challenging market conditions, partially offset by incremental revenues from SumRidge Partners.

Compensation-related expenses decreased $163 million, or 20%, primarily due to the decrease in revenues, partially offset by incremental expenses associated with growth investments, including our acquisition of SumRidge Partners, higher salaries, in part due to inflationary and market compensation pressures, and higher share-based compensation amortization resulting from production-related awards granted in prior periods which are amortized over the vesting period.

Non-compensation expenses increased $59 million, or 25%, primarily due to incremental expenses associated with SumRidge Partners, increased travel and event-related expenses, and higher professional fees and provisions for legal and regulatory matters compared with the prior-year period.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

RESULTS OF OPERATIONS – ASSET MANAGEMENT

For an overview of our Asset Management segment operations as well as a description of the key factors impacting our Asset Management results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K.

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2023	2022	% change	2023	2022	% change
Revenues:
Asset management and related administrative fees:
Managed programs	$146	$145	1%	$420	$445	(6)%
Administration and other	71	75	(5)%	200	228	(12)%
Total asset management and related administrative fees	217	220	(1)%	620	673	(8)%
Account and service fees	5	5	—%	16	17	(6)%
All other	4	3	33%	13	8	63%
Net revenues	226	228	(1)%	649	698	(7)%
Non-interest expenses:
Compensation, commissions and benefits	51	49	4%	150	142	6%
Non-compensation expenses:
Communications and information processing	15	13	15%	43	39	10%
Investment sub-advisory fees	39	38	3%	107	114	(6)%
All other	32	35	(9)%	98	100	(2)%
Total non-compensation expenses	86	86	—%	248	253	(2)%
Total non-interest expenses	137	135	1%	398	395	1%
Pre-tax income	$89	$93	(4)%	$251	$303	(17)%
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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Financial assets under management

$ in billions	June 30, 2023	March 31, 2023	September 30, 2022	June 30, 2022	March 31, 2022	September 30, 2021
AMS (1)	$142.3	$136.5	$119.8	$125.4	$140.1	$134.4
Raymond James Investment Management	70.2	69.4	64.2	67.2	64.0	67.8
Subtotal financial assets under management	212.5	205.9	184.0	192.6	204.1	202.2
Less: Assets managed for affiliated entities	(11.8)	(11.5)	(10.2)	(10.2)	(10.4)	(10.3)
Total financial assets under management	$200.7	$194.4	$173.8	$182.4	$193.7	$191.9

(1)Represents the portion of our PCG segment fee-based AUA (as disclosed in “Assets in fee-based accounts” in the “Selected key metrics - PCG client asset balances” section of our “Management’s Discussion and Analysis - Results of Operations - Private Client Group”) that is invested in managed programs overseen by the Asset Management segment.

Activity (including activity in assets managed for affiliated entities)

	Three months ended June 30,		Nine months ended June 30,
$ in billions	2023	2022	2023	2022
Financial assets under management at beginning of period	$205.9	$204.1	$184.0	$202.2
Acquisition of Chartwell Investment Partners (1)	—	9.8	—	9.8
Raymond James Investment Management - net inflows/(outflows)	(0.4)	0.3	1.3	(0.9)
AMS - net inflows	0.8	1.4	3.5	8.4
Net market appreciation/(depreciation) in asset values	6.2	(23.0)	23.7	(26.9)
Financial assets under management at end of period	$212.5	$192.6	$212.5	$192.6
(1)Represents June 1, 2022 assets under management of Chartwell Investment Partners, a registered investment advisor acquired as part of the TriState Capital acquisition. See Note 3 of the Notes to Consolidated Financial Statements of our 2022 Form 10-K for further information about this acquisition.

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

	As of June 30, 2023
$ in billions	AUM	Average fee rate
Equity	$24.9	0.56%
Fixed income	37.0	0.20%
Balanced	8.3	0.33%
Total financial assets under management	$70.2	0.34%

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

$ in billions	June 30, 2023	March 31, 2023	September 30, 2022	June 30, 2022	March 31, 2022	September 30, 2021
Total assets	$399.2	$378.7	$329.2	$339.7	$379.7	$365.3

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

The increase in assets as of June 30, 2023 compared with March 31, 2023, September 30, 2022, and June 30, 2022 was largely due to equity market appreciation and continued growth in the PCG segment.

Raymond James Trust

The following table includes assets held in asset-based programs in Raymond James Trust, N.A. (including those managed for affiliated entities).

$ in billions	June 30, 2023	March 31, 2023	September 30, 2022	June 30, 2022	March 31, 2022	September 30, 2021
Total assets	$8.6	$8.2	$7.3	$7.6	$8.4	$8.1

Quarter ended June 30, 2023 compared with the quarter ended June 30, 2022

Net revenues of $226 million decreased 1% and pre-tax income of $89 million decreased 4%.

Asset management and related administrative fees decreased $3 million, or 1%, driven by a lower beginning balance of assets in non-discretionary asset-based programs and financial assets under management at AMS, as well as lower average financial assets under management at Raymond James Investment Management (excluding Chartwell, which was acquired on June 1, 2022), in each case primarily due to market-driven depreciation in asset values. These declines were partially offset by incremental revenues arising from the acquisition of Chartwell. We expect the increase in financial assets under management and assets in non-discretionary asset-based programs as of June 30, 2023 compared with March 31, 2023, which occurred due to equity market appreciation and net inflows during the quarter, to positively affect our fiscal fourth quarter of 2023, as the majority of our asset management and related administrative fees are billed based on balances as of the beginning of the quarter.

Compensation expenses increased $2 million, or 4%, due to incremental compensation expenses of Chartwell, and non-compensation expenses were flat compared with the prior-year quarter.

Nine months ended June 30, 2023 compared with the nine months ended June 30, 2022

Net revenues of $649 million decreased 7% and pre-tax income of $251 million decreased 17%.

Asset management and related administrative fees decreased $53 million, or 8%, driven by lower assets in non-discretionary asset-based programs and financial assets under management at AMS at the beginning of each of the current-year quarterly billing periods compared with the prior-year quarterly billing periods, as well as lower average financial assets under management at Raymond James Investment Management (excluding Chartwell), in each case primarily due to market-driven depreciation in asset values. These declines were partially offset by incremental revenues of Chartwell.

Compensation expenses increased $8 million, or 6%, due to incremental expenses resulting from the acquisition of Chartwell and higher salary expenses in part due to annual salary increases. Non-compensation expenses decreased $5 million, or 2% due to lower investment sub-advisory fees, resulting from the decrease in assets under management in sub-advised programs, and lower platform fees, partially offset by incremental expenses resulting from the Chartwell acquisition.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2023	2022	% change	2023	2022	% change
Revenues:
Interest income	$826	$296	179%	$2,251	$682	230%
Interest expense	(329)	(26)	1,165%	(733)	(46)	1,493%
Net interest income	497	270	84%	1,518	636	139%
All other	17	6	183%	44	20	120%
Net revenues	514	276	86%	1,562	656	138%
Non-interest expenses:
Compensation and benefits	48	21	129%	136	48	183%
Non-compensation expenses:
Bank loan provision for credit losses	54	56	(4)%	96	66	45%
RJBDP fees to PCG	277	79	251%	856	178	381%
All other	69	46	50%	181	105	72%
Total non-compensation expenses	400	181	121%	1,133	349	225%
Total non-interest expenses	448	202	122%	1,269	397	220%
Pre-tax income	$66	$74	(11)%	$293	$259	13%

Quarter ended June 30, 2023 compared with the quarter ended June 30, 2022

Net revenues of $514 million increased 86%, while pre-tax income of $66 million decreased 11%.

Net interest income increased $227 million, or 84%, primarily due to the significant increase in short-term interest rates and higher average interest-earning assets at Raymond James Bank, as well as incremental net interest income from the June 1, 2022 acquisition of TriState Capital Bank. The increase in average interest-earning assets at Raymond James Bank was primarily driven by growth in the bank loan portfolio and higher average cash balances. These increases were partially offset by increased interest expense at Raymond James Bank as we pursue more diversified funding sources which have a higher relative cost, such as an increased emphasis on certificates of deposit and the Enhanced Savings Program launched to PCG clients in our fiscal second quarter of 2023. The net interest margin increased to 3.26% from 2.41% for the prior-year quarter. We anticipate that the Bank segment net interest income and net interest margin will decline during our fiscal fourth quarter of 2023 due to the impact from the aforementioned higher-cost diversified funding sources.

The bank loan provision for credit losses was $54 million for the current quarter, compared with $56 million for the prior-year quarter. The current quarter provision for credit losses largely reflected the impacts of a weaker economic outlook for the CRE portfolio as reflected in Moody’s CRE Price Index utilized in our CECL model and, to a lesser extent, loan downgrades. The prior-year quarter provision for credit losses was primarily due to an initial provision for credit losses of $26 million on loans acquired as part of the TriState Capital acquisition, as well as additional provisions for credit losses at Raymond James Bank due to loan growth and a weaker macroeconomic outlook at that time.

Compensation expenses increased $27 million, or 129%, primarily due to incremental expenses of TriState Capital Bank.

Non-compensation expenses, excluding the bank loan provision for credit losses, increased $221 million, or 177%, primarily due to an increase in RJBDP fees paid to PCG and incremental expenses of TriState Capital Bank. RJBDP fees to PCG increased $198 million, or 251%, due to a significant increase in short-term interest rates, partially offset by a decrease in balances swept to our Bank segment as part of the RJBDP, as deposit balances raised in the Enhanced Savings Program during our fiscal third quarter of 2023 resulted in a decrease in balances swept to the Bank segment from the RJBDP. These Bank segment fees and the related revenues earned by the PCG segment are eliminated in consolidation (see “Management’s Discussion and Analysis - Results of Operations - Private Client Group” for further information on these servicing fees).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Nine months ended June 30, 2023 compared with the nine months ended June 30, 2022

Net revenues of $1.56 billion increased 138%, while pre-tax income of $293 million increased 13%.

Net interest income increased $882 million, or 139%, due to the significant increase in short-term interest rates and higher average interest-earning assets at Raymond James Bank, primarily bank loans, as well as incremental net interest income from the acquisition of TriState Capital Bank. These increases were partially offset by the aforementioned increased deposit costs at Raymond James Bank. The net interest margin increased to 3.41% from 2.14% for the prior-year period.

All other revenues increased $24 million, or 120%, primarily due to incremental revenues from the TriState Capital acquisition largely related to derivatives, valuation gains on certain company-owned life insurance policies compared with losses in the prior-year period, and higher foreign currency gains compared with the prior-year period.

The bank loan provision for credit losses was $96 million for the current-year period, compared with $66 million for the prior-year period. The current year provision for credit losses primarily reflected the impacts of a weakened macroeconomic outlook for certain loan portfolios, including the impact of a weaker economic outlook for the CRE portfolio as reflected in Moody’s CRE Price Index utilized in our CECL model, as well as loan downgrades during the period. These increases were partially offset by the impact of loan repayments and sales, which had a larger impact than provisions on new loans during the period. The provision for credit losses in the prior-year period primarily reflected the aforementioned initial provision for credit losses on loans acquired as part of the TriState Capital acquisition, as well as the impact of both loan growth at Raymond James Bank and a weaker macroeconomic outlook at that time.

Compensation expenses increased $88 million, or 183%, primarily due to incremental expenses of TriState Capital Bank and, to a lesser extent, increased headcount and annual salary increases.

Non-compensation expenses, excluding the bank loan provision for credit losses, increased $754 million, or 266%, primarily due to an increase in RJBDP fees paid to PCG and incremental expenses associated with TriState Capital Bank. RJBDP fees to PCG increased $678 million, or 381%, primarily due to a significant increase in short-term interest rates and, to a lesser extent, an increase in client cash swept to our Bank segment as part of the RJBDP. These Bank segment fees and the revenues earned by the PCG segment are eliminated in consolidation.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

RESULTS OF OPERATIONS – OTHER

This segment includes our private equity investments, interest income on certain corporate cash balances, certain costs incurred in acquisition activities, and certain corporate overhead costs of RJF that are not allocated to other segments, including the interest costs on our public debt as well as certain provisions for legal and regulatory matters. For an overview of our Other segment operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K.

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2023	2022	% change	2023	2022	% change
Revenues:
Interest income	$37	$6	517%	$103	$10	930%
Net gains/(losses) on private equity investments	2	(3)	NM	5	—	NM
All other	—	—	—%	1	7	(86)%
Total revenues	39	3	1,200%	109	17	541%
Interest expense	(24)	(24)	—%	(75)	(71)	6%
Net revenues	15	(21)	NM	34	(54)	NM
Non-interest expenses:
Compensation and benefits	27	28	(4)%	71	70	1%
Insurance settlement received	—	—	—%	(32)	—	NM
All other	34	15	127%	46	40	15%
Total non-interest expenses	61	43	42%	85	110	(23)%
Pre-tax loss	$(46)	$(64)	28%	$(51)	$(164)	69%

Quarter ended June 30, 2023 compared with the quarter ended June 30, 2022

Pre-tax loss was $46 million compared with a pre-tax loss of $64 million for the prior-year quarter.

Net revenues increased $36 million primarily due to an increase in interest income earned as a result of higher short-term interest rates applicable to our corporate cash balances.

Non-interest expenses increased $18 million, primarily due to an increase in provisions for legal and regulatory matters and an increase in advertising expenses, partially offset by a decrease in acquisition-related expenses.

Nine months ended June 30, 2023 compared with the nine months ended June 30, 2022

The pre-tax loss was $51 million compared with a pre-tax loss of $164 million in the prior-year period.

Net revenues increased $88 million, primarily due to an increase in interest income earned as a result of higher short-term interest rates applicable to our corporate cash balances, partially offset by an increase in interest expense due to the subordinated notes assumed as part of our acquisition of TriState Capital in June 2022.

Non-interest expenses decreased $25 million, or 23%, primarily due to a $32 million insurance settlement received during the current-year period related to a previously settled legal matter, which was reflected as an offset to Other expenses, as well as a decrease in acquisition-related expenses. These decreases were partially offset by an increase in provisions for legal and regulatory matters.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

Total assets of $77.63 billion as of June 30, 2023 were $3.32 billion, or 4%, less than our total assets as of September 30, 2022. Assets segregated for regulatory purposes and restricted cash decreased $4.64 billion, primarily due to a decrease in client cash sweep balances, which resulted in a decline in client cash held in our CIP and a corresponding decline in segregated assets. Brokerage client receivables, collateralized agreements, and trading assets also decreased $570 million, $294 million, and $114 million, respectively, compared with September 30, 2022. The available-for-sale securities portfolio balances declined $319 million as a result of our intention to utilize the cash generated from maturities in this portfolio as a source of funding for our business activities. Partially offsetting these decreases was a $2.20 billion increase in cash and cash equivalents as we have increased the cash held in our Bank segment since September 30, 2022 as a result of market factors that have impacted the banking industry during fiscal 2023, providing us flexibility to meet the needs of our clients.

As of June 30, 2023, our total liabilities of $67.71 billion were $3.81 billion, or 5%, less than our total liabilities as of September 30, 2022. Brokerage client payables decreased $5.41 billion, primarily related to the aforementioned decrease in CIP balances as of June 30, 2023. Collateralized financings and derivative liabilities also decreased $285 million and $137 million, respectively. These decreases were partially offset by an increase in bank deposits of $2.41 billion, primarily due to the launch of the Enhanced Savings Program to PCG clients in March 2023, which raised $11.23 billion of deposits during the period ended June 30, 2023, enabling us to shift a portion of our client cash sweep balances in the RJBDP from being held as bank deposits in our Bank segment to third-party banks in our RJBDP, which do not impact our Condensed Consolidated Statements of Financial Condition. The increase in deposits also allowed us to reduce our already modest level of borrowings from the FHLB by $190 million compared to September 30, 2022, despite the banking market conditions that arose during fiscal 2023.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital are essential to our business. The primary goal of our liquidity management activities is to ensure adequate funding and liquidity to conduct our business over a range of economic and market environments, including times of broader industry or market liquidity stress events, such as those which occurred in the banking industry during fiscal 2023. In times of market stress or uncertainty, we generally maintain higher levels of capital and liquidity, including increased cash levels in our Bank segment, to ensure we have adequate funding to support our business and meet our clients’ needs. We seek to manage capital levels to support execution of our business strategy, provide financial strength to our subsidiaries, and maintain sustained access to the capital markets, while at the same time meeting our regulatory capital requirements and conservative internal management targets.

Liquidity and capital resources are provided primarily through our business operations and financing activities.  Financing activities could include bank borrowings, collateralized financing arrangements, new or enhanced deposit product offerings such as the Enhanced Savings Program, or additional capital raising activities under our “universal” shelf registration statement. We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and available from committed and uncommitted financing facilities, provide adequate funds for continuing operations at current levels of activity in the short-term. We also believe that we will be able to continue to meet our long-term cash requirements due to our strong financial position and ability to access capital from financial markets.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Liquidity and capital management

Senior management establishes our liquidity and capital management frameworks. Our liquidity and capital management frameworks are overseen by the RJF Asset and Liability Committee, a senior management committee that develops and executes strategies and policies to manage our liquidity risk and interest rate risk, as well as provides oversight over the firm’s investments. Our liquidity management framework is designed to ensure we have a sufficient amount of funding, even when funding markets experience stress. We manage the maturities and diversity of our funding across products and seek to maintain a diversified funding profile with an appropriate tenor, taking into consideration the characteristics and liquidity profile of our assets. The liquidity management framework includes senior management’s review of short- and long-term cash flow forecasts, review of necessary expenditures, monitoring of the availability of alternative sources of financing, and daily monitoring of liquidity in our significant subsidiaries. Our decisions on the allocation of resources to our business units consider, among other factors, projected profitability, cash flow, risk, future liquidity needs, and required capital levels. Our treasury department assists in evaluating, monitoring and controlling the impact that our business activities have on our financial condition and liquidity, and also maintains our relationships with various lenders. The objective of our liquidity management framework is to support the successful execution of our business strategies while ensuring ongoing and sufficient funding and liquidity.

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

On July 27, 2023, U.S. banking regulators issued proposed rules that, if enacted, would result in changes to regulations applicable to bank holding companies, including higher capital requirements and eliminating the AOCI opt-out election, which could negatively impact our regulatory capital ratios in the future. We are evaluating these proposals, most of which would apply to us if our average total consolidated assets for four consecutive calendar quarters exceeded $100 billion, to assess their potential impact to our current businesses and strategies.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

The following table presents the components of RJF’s regulatory capital used to calculate the aforementioned regulatory capital ratios.

$ in millions	June 30, 2023	September 30, 2022
Common equity tier 1 capital/Tier 1 capital
Common stock and related additional paid-in capital	$3,101	$2,989
Retained earnings	9,870	8,843
Treasury stock	(2,259)	(1,512)
Accumulated other comprehensive loss	(842)	(982)
Less: Goodwill and identifiable intangible assets, net of related deferred tax liabilities	(1,799)	(1,805)
Other adjustments	781	847
Common equity tier 1 capital	8,852	8,380
Preferred stock	79	120
Less: Tier 1 capital deductions	(3)	(20)
Tier 1 capital	8,928	8,480
Tier 2 capital
Qualifying subordinated debt	100	100
Qualifying allowances for credit losses	512	451
Tier 2 capital	612	551
Total capital	$9,540	$9,031

The following table presents RJF’s risk-weighted assets by exposure type used to calculate the aforementioned regulatory capital ratios.

$ in millions	June 30, 2023	September 30, 2022
On-balance sheet assets:
Corporate exposures	$19,822	$20,147
Exposures to sovereign and government-sponsored entities (1)	1,896	2,002
Exposures to depository institutions, foreign banks, and credit unions	1,910	3,003
Exposures to public-sector entities	749	696
Residential mortgage exposures	4,257	3,732
Statutory multifamily mortgage exposures	108	71
High volatility commercial real estate exposures	122	128
Past due loans	200	110
Equity exposures	533	445
Securitization exposures	132	129
Other assets	7,952	7,325
Off-balance sheet:
Standby letters of credit	79	62
Commitments with original maturity of one year or less	111	98
Commitments with original maturity greater than one year	2,561	2,437
Over-the-counter derivatives	305	305
Other off-balance sheet items	271	423
Market risk-weighted assets	2,437	3,063
Total standardized risk-weighted assets	$43,445	$44,176
(1)RJF’s exposure is predominantly to the U.S. government and its agencies.

Cash flows

Cash and cash equivalents (excluding amounts segregated for regulatory purposes and restricted cash) of $8.38 billion at June 30, 2023 increased $2.20 billion compared with September 30, 2022. The increase in cash and cash equivalents primarily resulted from net income earned during the period and an increase in bank deposits, as additional deposits from the launch of our Enhanced Savings Program to PCG clients in March 2023 and certificate of deposit issuances during the period more than offset a decline in RJBDP balances swept to our Bank segment. These increases were partially offset by common stock repurchases during the fiscal year of $788 million and dividends.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Sources of liquidity

Approximately $1.72 billion of our total June 30, 2023 cash and cash equivalents included cash held at the parent company, which included cash loaned to RJ&A. As of June 30, 2023, RJF had loaned $1.00 billion to RJ&A (such amount is included in the RJ&A cash balance in the following table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

The following table presents our holdings of cash and cash equivalents.

$ in millions	June 30, 2023
RJF	$743
Raymond James Bank	2,299
TriState Capital Bank	2,246
RJ&A	1,760
Raymond James Ltd. (“RJ Ltd.”)	492
Raymond James Financial Services, Inc.	154
Charles Stanley Group Limited	129
Raymond James Trust Company of New Hampshire	96
Raymond James Capital Services, LLC	94
Raymond James Investment Management	84
Other subsidiaries	278
Total cash and cash equivalents	$8,375

Due to market volatility in the banking industry during fiscal 2023, we maintained a higher level of cash balances at Raymond James Bank and TriState Capital Bank as of June 30, 2023 compared with September 30, 2022 as part of our liquidity management practices.

RJF maintained depository accounts at Raymond James Bank and TriState Capital Bank totaling $279 million as of June 30, 2023. The portion of this total that was available on demand without restrictions, which amounted to $237 million as of June 30, 2023, is reflected in the RJF cash balance and excluded from Raymond James Bank’s cash balance in the preceding table.

A large portion of the cash and cash equivalents balances at our non-U.S. subsidiaries, including RJ Ltd. and Charles Stanley Group Limited, as of June 30, 2023 was held to meet regulatory requirements and was not available for use by the parent.

In addition to the cash balances described, we have various other potential sources of cash available to the parent company from subsidiaries, as described in the following section.

Liquidity available from subsidiaries

Liquidity is principally available to RJF from RJ&A and Raymond James Bank.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934. As a member firm of the Financial Industry Regulatory Authority (“FINRA”), RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client balances. In addition, covenants in RJ&A’s committed financing facilities require its net capital to be a minimum of 10% of aggregate debit items. At June 30, 2023, RJ&A significantly exceeded the minimum regulatory requirements, the covenants in its financing arrangements pertaining to net capital, as well as its internally-targeted net capital tolerances. FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements which may result in RJ&A limiting dividends it would otherwise remit to RJF. We evaluate regulatory requirements, loan covenants and certain internal tolerances when determining the amount of liquidity available to RJF from RJ&A.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

As of June 30, 2023, RJF and RJ&A had the ability to borrow under our $750 million Credit Facility, a committed unsecured line of credit; however, we had no such borrowings outstanding under this facility as of June 30, 2023. See our discussion of the Credit Facility in Note 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

In addition to our Credit Facility, we have various uncommitted financing arrangements with third-party lenders, which are in the form of secured lines of credit, secured bilateral repurchase agreements, or unsecured lines of credit. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed and are generally collateralized by RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements (i.e., securities purchased under agreements to resell). As of June 30, 2023, we had outstanding borrowings under one uncommitted secured borrowing arrangement out of a total of 13 uncommitted financing arrangements (nine uncommitted secured and four uncommitted unsecured). However, lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

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

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in millions)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
June 30, 2023	$123	$128	$110	$179	$181	$181
March 31, 2023	$174	$223	$150	$236	$310	$167
December 31, 2022	$245	$257	$150	$288	$306	$156
September 30, 2022	$196	$294	$294	$249	$367	$367
June 30, 2022	$203	$276	$100	$238	$300	$168

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Other borrowings and collateralized financings

We had $1.00 billion in FHLB borrowings outstanding at June 30, 2023, comprised of floating-rate and fixed-rate advances, which reflects a decrease of $550 million from the balance outstanding as of March 31, 2023. The interest rates on our floating-rate advances are generally based on SOFR. We use interest rate swaps to manage the risk of increases in interest rates associated with the majority of our floating-rate FHLB advances by converting the balances subject to variable interest rates to a fixed interest rate.

We pledge certain of our bank loans and available-for-sale securities with the FHLB as security for both the repayment of certain borrowings and to secure capacity for additional borrowings as needed. During the nine months ended June 30, 2023, we increased our borrowing capacity with the FHLB through the pledge of additional available-for-sale securities. At June 30, 2023, we had pledged with the FHLB bank loans and available-for-sale securities of $9.27 billion and $3.86 billion, respectively, as both security for the repayment of outstanding FHLB borrowings and also to secure capacity for additional borrowings as needed. As of June 30, 2023, we had an additional $9.67 billion in immediate credit available from the FHLB based on the collateral pledged. Further, with the pledge of additional collateral, we have additional credit available to us from certain FHLB member banks. See Notes 4, 6, 7, and 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding bank loans, net and available-for-sale securities pledged with the FHLB and for further information on our FHLB borrowings, including the related maturities and interest rates.

A portion of our fixed income transactions are cleared through a third-party clearing organization, which provides financing for the purchase of trading instruments to support such transactions. The amount of financing is based on the amount of trading inventory financed, as well as any deposits held at the clearing organization. Amounts outstanding under this financing arrangement are collateralized by a portion of our trading inventory and accrue interest based on market rates. While we had borrowings outstanding as of June 30, 2023, the clearing organization is under no contractual obligation to lend to us under this arrangement.

Raymond James Bank and TriState Capital Bank have access to the Federal Reserve’s discount window and may have access to other lending programs that may be established by the Federal Reserve in unusual and exigent circumstances, including the Bank Term Funding Program that was created by the Federal Reserve on March 12, 2023; however, we do not view borrowings from the Federal Reserve as one of our primary sources of funding.  See Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding bank loans, net pledged with the FRB.

At June 30, 2023, TriState Capital had subordinated notes due 2030, with an aggregate principal amount of $98 million. See Note 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and Note 16 of our 2022 Form 10-K for additional information regarding these borrowings.

We may act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one broker-dealer and then lend them to another.  Where permitted, we have also loaned, to broker-dealers and other financial institutions, securities owned by clients or the firm.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balance of $71 million as of June 30, 2023 related to the securities loaned included in “Collateralized financings” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q. See Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and Note 2 of our 2022 Form 10-K for more information on our collateralized agreements and financings.

Senior notes payable

At June 30, 2023, we had aggregate outstanding senior notes payable of $2.04 billion which, exclusive of any unaccreted premiums or discounts and debt issuance costs, was comprised of $500 million par 4.65% senior notes due 2030, $800 million par 4.95% senior notes due 2046, and $750 million par 3.75% senior notes due 2051. See Note 17 of the Notes to the Consolidated Financial Statements of our 2022 Form 10-K for additional information on senior notes payable.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Credit ratings

Our issuer, senior long-term debt, and preferred stock credit ratings as of the most current report are detailed in the following table.

Credit Rating
Rating Agency	Fitch Ratings, Inc. (1)	Moody’s	Standard & Poor’s Ratings Services (2)
Issuer and senior long-term debt	A-	A3	A-
Preferred stock	BB+	Baa3 (hyb)	Not rated
Outlook	Stable	Stable	Stable

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

Other sources and uses of liquidity

We have company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Certain of our non-qualified deferred compensation plans and other employee benefit plans are employee-directed while others are company-directed. Of the company-owned life insurance policies which fund these plans, certain policies could be used as a source of liquidity for the firm. Those policies against which we could readily borrow had a cash surrender value of $917 million as of June 30, 2023, comprised of $598 million related to employee-directed plans and $319 million related to company-directed plans, and we were able to borrow up to 90%, or $825 million, of the June 30, 2023 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to the employee-directed plans. There were no borrowings outstanding against any of these policies as of June 30, 2023.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

REGULATORY

Refer to the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in “Item 1 - Business - Regulation” of our 2022 Form 10-K.

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of June 30, 2023, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF, Raymond James Bank, and TriState Capital Bank were categorized as “well-capitalized” as of June 30, 2023. The maintenance of certain risk-based and other regulatory capital levels could influence various capital allocation decisions impacting one or more of our businesses.  However, due to the current capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities.

Effective August 1, 2023, TriState Capital Bank completed its conversion from a state non-member bank, which was primarily supervised by the Pennsylvania Department of Banking and Securities (“PDBS”) and the FDIC, to a state member bank, which is primarily supervised by the PDBS and the Fed. As a state member bank, TriState Capital Bank will continue to be supervised by the FDIC and the Consumer Financial Protection Bureau. We do not anticipate any material changes to TriState Capital Bank’s existing business or operations as a result of the conversion.

The Financial Conduct Authority, which regulated the widely-referenced benchmark London Interbank Offered Rate (“LIBOR”), ceased publication of the most commonly used U.S. dollar LIBOR tenors (“USD LIBOR”) on June, 30, 2023. On September 30, 2022, the Adjustable Interest (LIBOR) Rate Act (“LIBOR Act”) was enacted into U.S. federal law to provide a statutory framework to replace LIBOR with a benchmark rate based on the SOFR in contracts that do not have fallback provisions or that have fallback provisions resulting in a replacement rate based on LIBOR. As of June 30, 2023, we no longer offer new contracts referencing LIBOR and legacy contracts indexed to USD LIBOR have transitioned to SOFR-based or other alternative reference rates in accordance with existing fallback provisions or the LIBOR Act.

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

Loss provisions

Loss provisions for legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of the Notes to Consolidated Financial Statements of our 2022 Form 10-K. In addition, refer to Note 16 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding legal and regulatory matters contingencies as of June 30, 2023.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

To demonstrate the sensitivity of credit loss estimates on our bank loan portfolio to macroeconomic forecasts, we compared our modeled estimates under the base case economic scenario used to estimate the allowance for credit losses as of June 30, 2023, to what our estimate would have been under a downside case scenario and an upside scenario, without considering any offsetting effects in the qualitative component of our allowance for credit losses as of June 30, 2023. As of June 30, 2023, use of the downside case scenario would have resulted in an increase of approximately $230 million in the quantitative portion of our allowance for credit losses on bank loans, while the use of the upside case would have resulted in a reduction of approximately $50 million in the quantitative portion of our allowance for credit losses on bank loans at June 30, 2023. These hypothetical outcomes reflect the relative sensitivity of the modeled portion of our allowance estimate to macroeconomic forecasted scenarios but do not consider any potential impact qualitative adjustments could have on the allowance for credit losses in such environments. Qualitative adjustments could either increase or decrease modeled loss estimates calculated using an alternative economic scenario assumption. Further, such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance for a number of reasons including: (1) management’s predictions of future economic trends and relationships among the scenarios may differ from actual events; and (2) management’s application of subjective measures to modeled results through the qualitative portion of the allowance for credit losses when appropriate. The downside case scenario utilized in this hypothetical sensitivity analysis assumes a moderate recession. To the extent macroeconomic conditions worsen beyond those assumed in this downside case scenario, we could incur provisions for credit losses significantly in excess of those estimated in this analysis.

See Note 2 of the Notes to Consolidated Financial Statements of our 2022 Form 10-K for information regarding our methodologies and assumptions used in estimating the allowance for credit losses. See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding our allowance for credit losses related to bank loans as of June 30, 2023.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

RECENT ACCOUNTING DEVELOPMENTS

In March 2022, the Financial Accounting Standards Board (“FASB”) issued new guidance related to troubled debt restructurings and disclosures regarding write-offs of financing receivables (ASU 2022-02), amending guidance related to the measurement of credit losses on financial instruments (ASU 2016-13). The amendment eliminates the accounting guidance for troubled debt restructurings for creditors, but requires enhanced disclosures for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty, and requires disclosure of current-period gross write-offs by year of origination for financing receivables. This new guidance is effective for our fiscal year beginning on October 1, 2023 and will be applied on a prospective basis. Although permitted, we do not plan to early adopt. We do not expect the adoption of this new guidance to have a material impact on our financial position and results of operations.

In March 2023, the FASB issued amended guidance related to accounting for investments in tax credit structures using the proportional amortization method (ASU 2023-02). The amendment permits reporting entities to elect to account for their tax equity investments using the proportional amortization method if certain conditions are met and makes the delayed equity contributions guidance applicable only when the proportional amortization method is applied to a tax equity investment. This amendment also requires entities to make disclosures about all investments in a tax credit program for which they have elected to account for using the proportional amortization method, including those investments in an elected tax credit program that do not meet the conditions to use the proportional amortization method. This new guidance is effective for our fiscal year beginning on October 1, 2024. This guidance may be applied on a retrospective basis or modified retrospective basis to all qualifying tax equity investments; however, the transition method must be applied consistently to all affected investments. Early adoption is permitted on a program-by-program basis. We are still evaluating the impact, including from any potential early adoption, that this new guidance will have on our financial position, results of operations, and disclosures.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

Interest rate risk

Trading activities

We are exposed to interest rate risk as a result of our trading inventory (primarily comprised of fixed income instruments) in our Capital Markets segment. Changes in value of our trading inventory may result from fluctuations in interest rates, credit spreads, equity prices, macroeconomic factors, investor expectations or risk appetites, liquidity, as well as dynamic relationships among these factors. Other market factors, such as the recent downgrade of the U.S. government’s credit rating by Fitch, could also impact the market value of our trading inventory and other financial instruments on our Condensed Consolidated Statements of Financial Condition. We actively manage interest rate risk arising from our fixed income trading inventory through the use of hedging strategies utilizing U.S. Treasuries, exchange traded funds, futures contracts, liquid spread products, and derivatives.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

	Nine months ended June 30, 2023		Period-end VaR			Three months ended June 30,		Nine months ended June 30,
$ in millions	High	Low	June 30, 2023	September 30, 2022	$ in millions	2023	2022	2023	2022
Daily VaR	$3	$1	$2	$3	Average daily VaR	$2	$1	$2	$1

Average daily VaR was higher during the three and nine months ended June 30, 2023 compared with the three and nine months ended June 30, 2022 due to the impact of increased market volatility during the period, as well as the addition of the SumRidge Partners trading inventory beginning in July 2022. Period-end VaR was lower at June 30, 2023 compared to September 30, 2022, due to a decline in trading inventory.

The Fed’s MRR requires us to perform daily back-testing procedures for our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income, and intraday trading. Regulatory-defined daily trading losses are used to evaluate the performance of our VaR model and are not comparable to our actual daily net revenues. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the three months ended June 30, 2023, our regulatory-defined daily losses in our trading portfolios did not exceed our predicted VaR. During the nine months ended June 30, 2023, our regulatory-defined daily losses in our trading portfolios exceeded our predicted VaR on one occasion.

Separately, RJF provides additional market risk disclosures to comply with the MRR, including 10-day VaR and 10-day Stressed VaR, which are available on our website at https://www.raymondjames.com/investor-relations/financial-information/filings-and-reports within “Other Reports and Information.”

Banking operations

Our Bank segment maintains an interest-earning asset portfolio that is comprised of cash, SBL, C&I loans, CRE loans, REIT loans, and tax-exempt loans, as well as securities held in the available-for-sale securities portfolio.  These interest-earning assets are primarily funded by client deposits.  Based on the current asset portfolio, our banking operations are subject to interest rate risk.  We analyze interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both across a range of interest rate scenarios.

One of the objectives of the Asset and Liability Committee is to manage the sensitivity of net interest income to changes in market interest rates. This committee uses several measures to monitor and limit interest rate risk in our banking operations, including scenario analysis and economic value of equity (“EVE”). We utilize hedging strategies using interest rate swaps in our banking operations as a component of our asset and liability management process. For further information regarding this hedging strategy, see Note 2 of the Notes to Consolidated Financial Statements of our 2022 Form 10-K and Notes 13 and 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

The following table is an analysis of our banking operations’ estimated net interest income over a 12-month period based on instantaneous shifts in interest rates (expressed in basis points) using our previously described asset/liability model, which assumes a dynamic balance sheet, that the interest rates on substantially all of our deposits change by an amount equal to the change in market interest rates (i.e., deposit beta of 100%), and that interest rates do not decline below zero. While not presented, additional rate scenarios are performed, including interest rate ramps and yield curve shifts that may more realistically mimic the speed of potential interest rate movements. We also perform simulations on time horizons of up to five years to assess longer-term impacts to various interest rate scenarios. On a quarterly basis, we test expected model results to actual performance. Additionally, any changes made to key assumptions in the model are documented and approved by the Asset and Liability Committee.

Instantaneous changes in rate (1)	Net interest income ($ in millions)	Projected change in net interest income
+200	$1,779	5%
+100	$1,736	2%
0	$1,698	—%
-100	$1,643	(3)%
-200	$1,599	(6)%
(1) Our 0-basis point scenario was based on interest rates as of June 30, 2023 and did not include the impact of the Fed’s July 27, 2023 increase in its benchmark short-term rate.

The preceding table does not include the impacts of an instantaneous change in interest rates on net interest income on assets and liabilities outside of our banking operations or on our RJBDP fees from third-party banks, which are also sensitive to changes in interest rates and are included in “Account and service fees” on our Condensed Consolidated Statements of Income and Comprehensive Income. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net interest analysis” of this Form 10-Q for a discussion of the impact changes in short-term interest rates could have on the consolidated firm’s operations.

The Asset and Liability Committee also reviews EVE, which is a point in time analysis of current interest-earning assets and interest-bearing liabilities that incorporates all cash flows over their estimated remaining lives, discounted at current rates. The EVE approach is based on a static balance sheet and provides an indicator of future earnings and capital levels as the changes in EVE indicate the anticipated change in the value of future cash flows. We monitor sensitivity to changes in EVE utilizing Board of Directors-approved limits. These limits set a risk tolerance to changing interest rates and assist in determining strategies for mitigating this risk as EVE approaches these limits. As of June 30, 2023, our EVE analyses were within approved limits.

The following table shows the maturities of our bank loan portfolio at June 30, 2023, including contractual principal repayments.  Maturities are generally determined based upon contractual terms; however, rollovers or extensions that are included for the purposes of measuring the allowance for credit losses are reflected in maturities in the following table. This table does not include any estimates of prepayments, which could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the table.

	Due in
$ in millions	One year or less	> One year – five years	> Five years - fifteen years	> Fifteen years	Total
SBL	$13,804	$383	$39	$1	$14,227
C&I loans	1,033	7,489	2,102	39	10,663
CRE loans	1,045	4,119	1,910	17	7,091
REIT loans	239	1,416	60	—	1,715
Residential mortgage loans	5	42	186	8,189	8,422
Tax-exempt loans	94	269	1,185	—	1,548
Total loans held for investment	16,220	13,718	5,482	8,246	43,666
Held for sale loans	—	—	67	68	135
Total loans held for sale and investment	$16,220	$13,718	$5,549	$8,314	$43,801

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

The following table shows the distribution of the recorded investment of those bank loans that mature in more than one year between fixed and adjustable interest rate loans at June 30, 2023.

	Interest rate type
$ in millions	Fixed	Adjustable	Total
SBL	$11	$412	$423
C&I loans	858	8,772	9,630
CRE loans	467	5,579	6,046
REIT loans	—	1,476	1,476
Residential mortgage loans	229	8,188	8,417
Tax-exempt loans	1,454	—	1,454
Total loans held for investment	3,019	24,427	27,446
Held for sale loans	7	128	135
Total loans held for sale and investment	$3,026	$24,555	$27,581

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

In our available-for-sale securities portfolio, we hold primarily fixed-rate agency-backed MBS, agency-backed CMOs, and U.S. Treasuries, which are carried at fair value on our Condensed Consolidated Statements of Financial Condition, with changes in the fair value of the portfolio recorded through OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. At June 30, 2023, our available-for-sale securities portfolio had a fair value of $9.57 billion with a weighted-average yield of 2.07% and a weighted-average life, after factoring in estimated prepayments, of 4.30 years. The effective duration of our available-for-sale securities portfolio as of June 30, 2023 was approximately 3.54, where duration is defined as the approximate percentage change in price for a 100-basis point change in rates. See Note 4 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on our available-for-sale securities portfolio.

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

Foreign exchange risk

We are subject to foreign exchange risk due to our investments in foreign subsidiaries as well as transactions and resulting balances denominated in a currency other than the U.S. dollar. For example, our bank loan portfolio includes loans which are denominated in Canadian dollars, totaling $1.49 billion and $1.51 billion at June 30, 2023 and September 30, 2022, respectively, when converted to the U.S. dollar. A majority of such loans are held in a Canadian subsidiary of Raymond James Bank, which is discussed in the following sections.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

At June 30, 2023, we had foreign exchange risk in our investment in RJ Ltd. of CAD 426 million and in our investment in Charles Stanley of £278 million, which were not hedged. All of our other investments, consisting primarily of subsidiaries located in Europe, are not hedged, and we do not believe we had material foreign exchange risk either individually, or in the aggregate, pertaining to these subsidiaries as of June 30, 2023. Foreign exchange gains/losses related to our foreign investments are primarily reflected in OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 17 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding our components of OCI.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

	Three months ended June 30,				Nine Months Ended June 30,
	2023		2022		2023		2022
$ in millions	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans
C&I loans	$(6)	0.22%	$(11)	0.46%	$(30)	0.36%	$(14)	0.21%
CRE loans	(9)	0.51%	1	0.09%	(7)	0.13%	1	0.04%
Residential mortgage loans	—	—%	—	—%	—	—%	1	0.02%
Total loans held for sale and investment	$(15)	0.14%	$(10)	0.12%	$(37)	0.11%	$(12)	0.06%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

$ in millions	June 30, 2023	September 30, 2022
Nonperforming loans (1)	$127	$74
Nonperforming assets	$127	$74

Nonperforming loans as a % of total loans held for sale and investment	0.29%	0.17%
Allowance for credit losses as a % of nonperforming loans	359%	535%
Nonperforming assets as a % of Bank segment total assets	0.21%	0.13%
(1)    Nonperforming loans at June 30, 2023 and September 30, 2022 included $118 million and $63 million of loans, respectively, which were current pursuant to their contractual terms.

The nonperforming loan balances in the preceding table excluded $8 million and $7 million as of June 30, 2023 and September 30, 2022, respectively, of residential troubled debt restructurings which were returned to accrual status in accordance with our policy.

Although our nonperforming assets as a percentage of our Bank segment’s assets remained low as of June 30, 2023, any prolonged period of market deterioration could result in an increase in our nonperforming assets, an increase in our allowance for credit losses and/or an increase in net charge-offs in future periods, although the extent would depend on future developments that are highly uncertain.

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

Risk monitoring process

Another component of credit risk strategy for our bank loan portfolio is the ongoing risk monitoring and review processes, including our internal loan review process, as well as our rigorous processes to manage and limit credit losses arising from loan delinquencies. There are various other factors included in these processes, depending on the loan portfolio. There were no significant changes to those processes during the three months ended June 30, 2023.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

The following table presents a summary of delinquent residential mortgage loans, the vast majority of which are first mortgage loans, which are comprised of loans which are two or more payments past due as well as loans in the process of foreclosure.

	Amount of delinquent residential mortgage loans			Delinquent residential mortgage loans as a percentage of outstanding residential mortgage loan balances
$ in millions	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
June 30, 2023	$3	$4	$7	0.03%	0.05%	0.08%
September 30, 2022	$6	$6	$12	0.08%	0.08%	0.16%

Our June 30, 2023 percentage compares favorably to the national average for over 30 day delinquencies of 1.91%, as most recently reported by the Fed.

Credit risk is also managed by diversifying the residential mortgage portfolio. Most of the loans in our residential loan portfolio are to PCG clients across the U.S. The following table details the geographic concentrations (top five states) of our one-to-four family residential mortgage loans.

	June 30, 2023
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

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize.  At June 30, 2023 and September 30, 2022, these loans totaled $2.78 billion and $2.55 billion, respectively, or approximately 33% and 35% of the residential mortgage portfolio, respectively.  The weighted-average number of years before the remainder of the loans, which were still in their interest-only period at June 30, 2023, begins amortizing is six years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

	June 30, 2023
	Loans outstanding as a % of total corporate bank loans held for sale and investment	Loans outstanding as a % of total loans held for sale and investment
Multi-family	11%	5%
Industrial warehouse	9%	4%
Loan fund	7%	3%
Office real estate	6%	3%
Consumer products and services	5%	2%

The Fed’s measures to control inflation, including through increases in short-term interest rates, have had a dampening effect on the economy and are likely to continue to do so in the near-term. These and related factors could negatively impact our borrowers, particularly those in rate-sensitive industries. In response to changing trends, and industry-wide challenges following the COVID-19 pandemic, we have closely monitored each loan in our commercial real estate portfolio, particularly office real estate, utilizing LTV ratios and other metrics. We have also focused on reducing our corporate loan exposure in certain sectors with increasing credit concerns, and have sold approximately $450 million, before charge-offs and discounts or premiums, of corporate loans during the three months ended June 30, 2023. Additional sales of corporate loans may be made during the remainder of fiscal 2023 as part of our credit risk mitigation strategies. However, to the extent credit spreads widen and present what we consider to be an attractive risk-adjusted return, we may increase our pace of corporate loan growth over the year-to-date levels during our fiscal fourth quarter of 2023.

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

Periods of severe market volatility can result in a significantly higher level of transactions on specific days, which may present operational challenges from time to time that may result in losses. These losses can result from, but are not limited to, trade errors, failed transaction settlements, late collateral calls to borrowers and counterparties, or interruptions to our system processing. We did not incur any significant losses related to such operational challenges during the nine months ended June 30, 2023.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

Changes in Internal Control over Financial Reporting

There were no changes during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered securities for the nine months ended June 30, 2023.

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described in the following paragraphs. The following table presents information on our purchases of our own stock, on a monthly basis, for the nine months ended June 30, 2023.

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) at each month-end of securities that may yet be purchased under the plans or programs
October 1, 2022 – October 31, 2022	358,103	$105.94	354,313	$800
November 1, 2022 – November 30, 2022	78,798	$120.60	—	$800
December 1, 2022 – December 31, 2022	937,747	$106.64	937,737	$1,400
First quarter	1,374,648	$107.26	1,292,050

January 1, 2023 – January 31, 2023	53,430	$114.90	—	$1,400
February 1, 2023 – February 28, 2023	13,586	$113.49	—	$1,400
March 1, 2023 – March 31, 2023	3,745,485	$93.45	3,745,388	$1,050
Second quarter	3,812,501	$93.82	3,745,388

April 1, 2023 – April 30, 2023	111,500	$89.67	111,500	$1,040
May 1, 2023 – May 31, 2023	2,069,035	$87.79	2,069,035	$858
June 1, 2023 – June 30, 2023	1,135,079	$95.55	1,133,895	$750
Third quarter	3,315,614	$90.51	3,314,430

Fiscal year-to-date total	8,502,763	$94.70	8,351,868

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2023.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

ITEM 6. EXHIBITS

Exhibit Number	Description
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

31.1	Certification of Paul C. Reilly pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Paul M. Shoukry pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Paul C. Reilly and Paul M. Shoukry pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	August 4, 2023	/s/ Paul C. Reilly
Paul C. Reilly
Chair and Chief Executive Officer

Date:	August 4, 2023	/s/ Paul M. Shoukry
Paul M. Shoukry
Chief Financial Officer