Form 10-K
period 2023-09-30
RAYMOND JAMES FINANCIAL INC
filed 2023-11-21
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
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

As of March 31, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold was $17,870,737,940.

The number of shares outstanding of the registrant’s common stock as of November 17, 2023 was 208,606,759.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held February 22, 2024 are incorporated by reference into Part III.

RAYMOND JAMES FINANCIAL, INC.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
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

REPORTABLE SEGMENTS

We currently operate through the following five segments: Private Client Group (“PCG”); Capital Markets; Asset Management; Bank; and Other.

The following graph depicts the relative net revenue contribution of each of our business segments for the fiscal year ended September 30, 2023.

Net Revenues *

Capital Markets
9%
Asset Management
7%
Bank
16%
Private Client Group
68%

* The preceding chart does not include intersegment eliminations or the Other segment.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

Private Client Group

We provide financial planning, investment advisory and securities transaction services to clients through financial advisors. Total client assets under administration (“AUA”) in our PCG segment as of September 30, 2023 were $1.20 trillion, of which $683.2 billion related to fee-based accounts (“fee-based AUA”). We had 8,712 employee and independent contractor financial advisors affiliated with us as of September 30, 2023.

Affiliation

We offer multiple affiliation options, which we refer to as AdvisorChoice. Financial advisors primarily affiliate with us directly as either employees or independent contractors, or as employees of third-party Registered Investment Advisors (“RIAs”) and broker-dealers to which we provide services through our RIA and Custody Services (“RCS”) division.

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

RIA and Custody Services

Through our domestic RCS division, we offer third-party RIAs and broker-dealers a range of products and services including custodial services, trade execution, research and other support and services (including access to clients’ account information and the services of the Asset Management segment) for which we receive fees, which may be either transactional or based on AUA. Firms affiliated with us through RCS retain the fees they charge to their clients and are responsible for all of their direct costs. Financial advisors associated with firms in RCS are not included in our financial advisor counts, although their client assets are included in our AUA. AUA associated with firms in our RCS division totaled $133.3 billion as of September 30, 2023.

Products and services

We offer a broad range of third-party and proprietary investment products and services to meet our clients’ various investment and financial needs. Revenues from this segment are typically driven by AUA and are generally either asset-based or transactional in nature.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
PCG segment net revenues for the fiscal year ended September 30, 2023 are presented in the following graph.

Net Revenues — $8.65 billion

Mutual and
other fund products *
6%
Insurance and
annuity products *
5%
Equities, exchange-traded
funds ("ETFs") and
fixed income products *
5%
Account and
service fees
26%
Net interest
4%
Investment banking
and all other
1%
Asset management and
related administrative fees
53%

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

•Securities borrowing and lending activities primarily with other broker-dealers, financial institutions and other counterparties. The net revenues of this business generally consist of the interest spreads generated on these activities.

•Diversification strategies and alternative investment products to qualified clients of our affiliated financial advisors.

•Custodial services, trade execution, research and other support and services to third-party RIAs and broker-dealers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
Capital Markets

Our Capital Markets segment conducts investment banking, institutional sales, securities trading, equity research, and the syndication and management of investments in low-income housing funds and funds of a similar nature, the majority of which qualify for tax credits (referred to as our “affordable housing investments” business).

Capital Markets segment net revenues for the fiscal year ended September 30, 2023 are presented in the following graph.

Net Revenues — $1.21 billion

Equity underwriting * 7%
Debt underwriting * 9%
Affordable housing investments business revenues 9%
Net interest and all other 2%
Fixed income brokerage revenues 28%
Equity brokerage revenues 11%
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

•Equity underwriting - We provide public and private equity financing services, including the underwriting and placement of common and preferred stock and other equity securities, to corporate clients across a number of industries throughout the U.S., Canada, and Europe.

•Debt underwriting - Our services include public finance and debt underwriting activities where we serve as a placement agent or underwriter to various issuers, including private and public corporate entities, state and local government agencies (and their political subdivisions), and non-profit entities including healthcare and higher education institutions.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
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

Asset Management

Our Asset Management segment earns asset management and related administrative fees for providing asset management, portfolio management and related administrative services to retail and institutional clients. This segment oversees a portion of our fee-based AUA for our PCG clients through our Asset Management Services division (“AMS”). This segment also provides asset management services through our Raymond James Investment Management division (“Raymond James Investment Management”) for certain retail accounts managed on behalf of third-party institutions, institutional accounts, and proprietary mutual funds that we manage, generally using active portfolio management strategies.

Management fees in this segment are generally calculated as a percentage of the value of our fee-billable financial assets under management (“AUM”) in both AMS, which includes the portion of fee-based AUA in PCG that is invested in programs overseen by AMS, and Raymond James Investment Management, where investment decisions are made by in-house or third-party portfolio managers or investment committees. The fee rates applied are dependent upon various factors, including the distinct services provided and the level of assets within each client relationship. The fee rates applied in Raymond James Investment Management may also vary based on the account objective (i.e., equity, fixed income, or balanced). Our AUM are impacted by market fluctuations and net inflows or outflows of assets, including transfers between fee-based accounts and transaction-based accounts within our PCG segment. Fees are generally collected quarterly and are based on balances as of the beginning of the quarter (particularly in AMS) or the end of the quarter, or based on average daily balances throughout the quarter.

Our Asset Management segment also earns administrative fees on certain fee-based assets within PCG that are not overseen by our Asset Management segment, but for which the segment provides administrative support (e.g., record-keeping).

Our Asset Management segment also earns asset management and related administrative fees through services provided by Raymond James Trust, N.A. (“RJ Trust”) and Raymond James Trust Company of New Hampshire (“RJTCNH”).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
Our AUM and our Raymond James Investment Management AUM by objective as of September 30, 2023 are presented in the following graphs.

Bank

Our Bank segment reflects the results of our banking operations, including the results of Raymond James Bank, a Florida-chartered state member bank, and TriState Capital Bank, a Pennsylvania-chartered state member bank. We provide various types of loans, including securities-based loans (“SBL”), corporate loans (commercial and industrial (“C&I”), commercial real estate (“CRE”), and real estate investment trust (“REIT”) loans), residential mortgage loans, and tax-exempt loans. Our Bank segment is active in corporate loan syndications and participations and lending directly to clients. We also provide Federal Deposit Insurance Corporation (“FDIC”)-insured deposit accounts, including to clients of our broker-dealer subsidiaries, and other retail and corporate deposit and liquidity management products and services. The Bank segment generates net interest income principally through the interest income earned on loans and an investment portfolio of available-for-sale securities, which is offset by the interest expense it pays on client deposits and on its borrowings.

As of September 30, 2023, corporate and tax-exempt loans held for investment represented approximately 35% of the Bank segment’s total assets, and 69% of such loans were U.S. and Canadian syndicated loans. Residential mortgage loans are originated or purchased and held for investment or sold in the secondary market. The Bank segment’s investment portfolio is primarily comprised of agency mortgage-backed securities (“MBS”), agency collateralized mortgage obligations (“CMOs”), and U.S. Treasury securities (“U.S. Treasuries”) and is classified as available-for-sale. Raymond James Bank’s liabilities primarily consist of cash deposits, including cash swept from the investment accounts of PCG clients through the RJBDP and deposits in our newly launched Enhanced Savings Program (“ESP”), in which PCG clients may deposit cash in a FDIC-insured high-yield Raymond James bank account. Deposits at TriState Capital Bank are primarily retail and corporate money market deposits, including RJBDP sweep deposits, and interest-bearing demand deposits. Raymond James Bank’s and TriState Capital Bank’s liabilities also include borrowings from the Federal Home Loan Bank (“FHLB”).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
The following graph details the composition of our Bank segment’s total assets as of September 30, 2023.

Bank Segment Total Assets — $60.04 billion

C&I loans
17%
CRE loans
12%
REIT loans
3%
Residential
mortgage loans
14%
Tax-exempt loans 3%
Available-for-sale securities
15%
Cash and other assets
12%
SBL
24%

Other

Our Other segment includes interest income on certain corporate cash balances, our private equity investments, which predominantly consist of investments in third-party funds, certain other corporate investing activity, and certain corporate overhead costs of RJF that are not allocated to other segments, including the interest costs on our public debt and any losses on extinguishment of such debt, certain provisions for legal and regulatory matters, and certain acquisition-related expenses.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

HUMAN CAPITAL

Our “associates” (which include our employee financial advisors and all of our other employees) and our independent contractor financial advisors (which we call our “independent advisors”) are vital to our success. As a human capital-intensive business, our ability to attract, develop, and retain exceptional associates and independent advisors is critical, not only in the current competitive labor market, but also to our long-term success. It is important to us to maintain a strong commitment to a workplace environment that attracts talented candidates who reflect the skills and experiences required to meet our clients’ needs and are drawn from the entire available talent pool. To compete effectively, we must offer attractive compensation and health and wellness programs and workplace flexibility, as well as provide formal and informal opportunities for associates and advisors to develop their capabilities and reach their full potential. We also endeavor to foster and maintain our unique and long-standing values-based culture.

As of September 30, 2023, we had approximately 18,000 associates (including 3,693 employee financial advisors) and 5,019 independent advisors. This reflects an increase of approximately 1,000 associates compared to the prior year, primarily due to continued growth, as well as lower attrition, across the firm. Our associates are spread across four countries in North America and Europe. However, the vast majority of our associates are located in the U.S. Of our global associates, 44% self-identify as women, and among our U.S.-based associates, 21% self-identify as people of color.

Culture

We strive to attract individuals who are people-focused and share our values. Our values are memorialized in a document we refer to as our culture “blueprint” that is communicated to all associates. Our culture is people-focused and rooted in the values established at the firm’s foundation. Our pledge to clients, to our advisors, and to all our associates is that:

•we put clients first,
•we act with integrity,
•we think long term, and
•we value independence.

One way in which we measure the health of our culture is through firmwide and targeted surveys in which we routinely ask our associates about their experiences at the firm. Feedback provided through these surveys is also used to create and continually enhance programs that support our associates’ needs.

Recruitment, talent development, and retention

We seek to build a workforce that provides outstanding client service and helps clients achieve their financial goals. We are also committed to maintaining a workforce that is reflective of our client base and the communities in which we work, as well as a work environment that is a natural extension of our culture. We have a comprehensive approach to identifying and selecting new associates and enhancing the skills of our existing associates. We also offer internships to selected college students, professionals returning to the workforce, and veterans, which may lead to permanent roles, and we offer pipeline programs which accelerate the progression from entry level positions for recent graduates across many areas of the firm. Through our diversity, equity, and inclusion strategy, we seek to attract a diverse, qualified group of candidates for each role we seek to fill. To that end, we have built strong relationships with a variety of industry associations that represent diverse professionals, as well as with diversity groups at the colleges and universities where we recruit.

We are also committed to supporting associates in reaching their professional goals. We conduct a formal annual goal setting and performance review process for each employee, which includes touch points throughout the year. We also offer associates the opportunity to participate in a variety of professional development programs. Our extensive program catalog includes courses designed to expand our associates’ industry, product, technical, professional, business development, and regulatory knowledge. The firm also provides leadership development programs that prepare our leaders for challenges they will face in new roles or with expanded responsibilities. In addition, we provide various structured mentoring programs which are available to associates throughout the firm in addition to certain mentoring programs that are provided in connection with our firmwide inclusion networks. Those networks, which are open to all associates across the firm, are designed to promote and advance inclusion, understanding, and belonging for members and allies. To provide associates equal opportunity to compete for new positions, we require that all roles, with the exception of certain revenue-generating positions and certain senior-level roles, be posted on our internal online career platform. We conduct ongoing and robust succession planning for roles that are within two levels of our Executive Committee, and we strive to ensure we have a robust and inclusive pool of candidates for such roles. We discuss the results with executive leadership and the Board of Directors several times per year.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

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

We also monitor and evaluate various turnover and attrition metrics. Retaining associates, including financial advisors, and their clients, is a key component of our “Service 1st” philosophy and critical to the success of our business. Our overarching commitment to the attraction, development, and retention of our associates results in a relatively low voluntary turnover rate. Importantly, for the year ended September 30, 2023, our domestic financial advisor regrettable attrition rate was approximately 1% and our voluntary attrition across all our domestic associates was relatively low and significantly improved over the prior year level.

Compensation and benefits

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

The physical, emotional, and financial well-being of our associates is a high priority of the firm. To that end, programs including healthcare insurance, health and flexible savings accounts, paid time off, family leave, flexible work arrangements, tuition assistance, counseling services, as well as on-site services at our corporate offices in St. Petersburg, Florida and Memphis, Tennessee, which include health clinics and a fitness center.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

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

Our business continuity program has been developed to provide reasonable assurance that we will continue to operate in the event of disruptions at our critical facilities or other business disruptions. We have developed operational plans for such disruptions, and we have devoted significant resources to maintaining those plans. Our business continuity plan continues to be enhanced and tested to allow for continuous operations in the event of weather-related or other interruptions at our corporate headquarters in Florida, one of our corporate offices or data center sites (located in Florida, Colorado, Tennessee or Michigan), and our branch and office locations throughout the U.S., Canada and Europe.

COMPETITION

The financial services industry is intensely competitive. We compete with many other financial services firms, including a number of larger securities firms, most of which are affiliated with major financial services companies, insurance companies, banking institutions and other organizations. We also compete with companies that offer web-based financial services and discount brokerage services to individual clients, usually with lower levels of service and, more recently, financial technology companies (“fintechs”). We compete principally on the basis of the quality of our associates, services, product selection, performance records, location and reputation in local markets.

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

REGULATION

We continue to experience an unprecedented and dramatic increase in the pace of rulemaking affecting financial and public company regulation and supervision, as well as a high degree of scrutiny from various regulators. Recent events impacting the financial services industry, including the failure of certain banks during our fiscal year 2023, have resulted in and may continue to result in changes to regulations applicable to bank holding companies. Regulatory, supervisory, and investigatory activity has increased, and we expect it to continue to increase. Penalties and fines imposed by regulatory and other governmental authorities have also been substantial and growing in recent years. These changes in, as well as any further expansion of, business regulations could result in increased compliance costs. Further, any regulatory actions brought against us may result in judgments, settlements, fines, penalties, or other results, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows in the future; however, we cannot predict the exact changes or quantify their potential impacts (see “Item 1A - Risk Factors” of this Form 10-K for further discussion of the potential future impact on our operations).

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
protect our creditors or shareholders. These rules and regulations limit our ability to engage in certain activities, as well as our ability to fund RJF from our regulated subsidiaries, which include Raymond James Bank and TriState Capital Bank (collectively, “our bank subsidiaries”), our broker-dealer subsidiaries, and our trust subsidiaries. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions that are referenced. A change in applicable statutes or regulations or in regulatory or supervisory policy may have a material effect on our business.

Banking supervision and regulation

RJF is a BHC under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), that has made an election to be a FHC and is subject to regulation, oversight and consolidated supervision, including periodic examination, by the Fed. Under the system of “functional regulation” established under the BHC Act, the primary regulators of our U.S. non-bank subsidiaries directly regulate the activities of those subsidiaries, with the Fed exercising a supervisory role. Such “functionally regulated” subsidiaries include our broker-dealers registered with the Securities and Exchange Commission (“SEC”), such as Raymond James & Associates, Inc. (“RJ&A”) and Raymond James Financial Services, Inc. (“RJFS”), and investment advisers registered with the SEC with respect to their investment advisory activities, among other subsidiaries.

We have two FDIC-insured depository institutions, Raymond James Bank and TriState Capital Bank. Raymond James Bank is a Florida-chartered state member bank that is primarily supervised by both the Fed and the Florida Office of Financial Regulation (“OFR”). TriState Capital Bank is a Pennsylvania-chartered state member bank that is primarily supervised by both the Fed and the Pennsylvania Department of Banking and Securities (“PDBS”). Both Raymond James Bank and TriState Capital Bank are also subject to supervision by the Consumer Financial Protection Bureau (“CFPB”) and the FDIC.

We also have non-depository trust company subsidiaries including: RJ Trust, which is regulated, supervised, and examined by the Office of the Comptroller of the Currency (“OCC”), and RJTCNH, which is regulated, supervised, and examined by the New Hampshire Banking Department (“NHBD”). RJTCNH provides individual retirement account (“IRA”) custodial services and trust services for our PCG clients.

Collectively, the rules and regulations of the Fed, the FDIC, the OFR, the PDBS, the CFPB, the OCC and the NHBD result in extensive regulation and supervision covering all aspects of our banking and trust businesses, including, for example, lending practices, the receipt of deposits, capital structure, transactions with affiliates, conduct and qualifications of personnel and, as discussed further in the following sections, capital requirements. This regulatory, supervisory and oversight framework is subject to significant changes that can affect the operating costs and permissible businesses of RJF and our subsidiaries. As a part of their supervisory functions, these regulatory bodies conduct extensive examinations of our operations and also have the power to bring enforcement actions for violations of law and, in the case of certain of these regulatory bodies, for unsafe or unsound practices.

Basel III and U.S. capital rules

RJF, Raymond James Bank, and TriState Capital Bank are subject to the Fed’s capital rules. These rules establish an integrated regulatory capital framework and implement, in the U.S., the Basel III capital framework developed by the Basel Committee on Banking Supervision and certain Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and other capital provisions and, for insured depository institutions, set the prompt corrective action framework discussed below to reflect the regulatory capital requirements (the “U.S. Basel III Rules”). The U.S. Basel III Rules: (i) establish minimum requirements for both the quantity and quality of regulatory capital; (ii) set forth a capital conservation buffer; and (iii) define the calculation of risk-weighted assets. These capital requirements could restrict our ability to grow, including during favorable market conditions, and to return capital to shareholders, or require us to raise additional capital. As a result, our business, results of operations, financial condition and future prospects could be adversely affected. See “Item 1A - Risk Factors,” “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources,” and Note 24 of the Notes to Consolidated Financial Statements of this Form 10-K for further information.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
are also subject to the qualitative judgments of U.S. regulators based on components of capital, risk-weightings of assets, off-balance sheet transactions and other factors.

Under applicable capital rules, RJF would need to obtain prior approval from the Fed if its repurchases or redemptions of equity securities over a twelve-month period would reduce its net worth by ten percent or more and an exemption were not available. Guidance from the Fed also provides that RJF would need to inform the Fed in advance of repurchasing common stock in certain prescribed situations, such as if it were experiencing, or at risk of experiencing, financial weaknesses or considering expansion, either through acquisitions or other new activities, or if the repurchases would result in a net reduction in common equity over a quarter. Further, Fed guidance indicates that, pursuant to the Fed’s general supervisory and enforcement authority, Fed supervisory staff should prevent a BHC from repurchasing its common stock if such action would be inconsistent with the BHC’s prospective capital needs and safe and sound operation.

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

The Volcker Rule, a provision of the Dodd-Frank Act, generally prohibits certain transactions and imposes a market terms requirement on certain other transactions between (i) RJF or its affiliates on the one hand and (ii) covered funds for which RJF or its affiliates serve as the investment manager, investment adviser, commodity trading advisor or sponsor, or other covered funds organized and offered by RJF or its affiliates on the other hand. See “The Volcker Rule” in the following section.

Deposit insurance

Raymond James Bank and TriState Capital Bank are subject to the Federal Deposit Insurance Act because they provide deposits covered by FDIC insurance, generally up to $250,000 per account ownership type. For banks with greater than $10 billion in assets, which includes Raymond James Bank and TriState Capital Bank, the FDIC’s current assessment rate calculation relies on a scorecard method based on a number of factors, including the bank’s regulatory ratings, asset quality, and amount of brokered deposits. This scorecard method is designed to measure a bank’s financial performance and ability to withstand stress, in addition to measuring the FDIC’s exposure should Raymond James Bank or TriState Capital Bank fail. From time to time, in response to specific events, the FDIC may also enact a special assessment to recover any losses to the FDIC’s deposit insurance fund as a result of protecting uninsured depositors, such as the special assessment enacted as a result of the recent bank failures which was finalized in November 2023. We expect the impact of the special assessment, which is based on a depository institution’s estimated uninsured deposits, including affiliate deposits, as of December 31, 2022, to be approximately $9 million, the majority of which relates to TriState Capital Bank’s uninsured bank deposits.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
could also require a depository institution to raise capital. Ultimately, critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

Although the prompt corrective action regulations do not apply to BHCs, such as RJF, the Fed is authorized to take appropriate action at the BHC level, based upon the undercapitalized status of the BHC’s depository institution subsidiaries. In certain instances related to an undercapitalized depository institution subsidiary, the BHC would be required to guarantee the performance of the undercapitalized subsidiary’s capital restoration plan and might be liable for civil money damages for failure to fulfill its commitments on that guarantee. Furthermore, in the event of the bankruptcy of the BHC, this guarantee would take priority over the BHC’s general unsecured creditors. As of September 30, 2023, Raymond James Bank and TriState Capital Bank were categorized as well-capitalized.

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

Compensation practices

Our compensation practices are subject to oversight by the Fed. Compensation regulation in the financial services industry continues to evolve, and we expect these regulations to change over a number of years. The U.S. federal bank regulatory agencies have provided guidance designed to ensure incentive compensation policies do not encourage imprudent risk-taking and are consistent with safety and soundness. As required by SEC rules, we disclose in our proxy statements for each annual meeting of shareholders the relationship of our compensation policies and practices to risk management initiatives, to the extent that the risks arising from such policies and practices are reasonably likely to have a material adverse effect on the firm.

Community Reinvestment Act regulations

Raymond James Bank and TriState Capital Bank are subject to the CRA, which is intended to encourage banks to help meet the credit needs of their communities, with a focus on low- and moderate-income communities, consistent with safe and sound bank operations. Under the CRA, federal banking regulators are required to periodically examine and assign to each bank a public CRA rating. If any insured depository institution subsidiary of a FHC fails to maintain at least a “satisfactory” rating under the CRA, the FHC would be subject to restrictions on certain new activities and acquisitions.

On October 24, 2023, federal banking regulators issued a joint final rule that makes extensive amendments to the regulations that implement the CRA. These amendments include the delineation of assessment areas, the overall evaluation framework and performance standards and metrics, the definition of community development activities and data collection and reporting, and requires significant new lending by banks to low- and moderate-income communities. We are evaluating the impact of the new rule which generally becomes effective on January 1, 2026, with its additional data collection and reporting requirements effective January 1, 2027. These amendments may potentially lead to increased costs related to compliance.

Other restrictions

FHCs, such as RJF, generally can engage in a broader range of financial and related activities than are otherwise permissible for BHCs as long as they continue to meet the eligibility requirements for FHCs. Among other things, the broader range of permissible activities for FHCs includes underwriting, dealing and making markets in securities and making investments in non-FHCs, or merchant banking activities. We are required to obtain Fed approval before engaging in certain banking and other financial activities both within and outside the U.S.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
Broker-dealer and securities regulation

The SEC is the federal agency charged with administration of the federal securities laws in the U.S. Our U.S. broker-dealer subsidiaries are subject to SEC regulations relating to their business operations, including sales and trading practices, securities offerings and other investment banking activity, publication of research reports, use and safekeeping of client funds and securities, capital structure, record-keeping, privacy requirements, and the conduct of directors, officers and employees. Financial services firms are also subject to regulation by state securities commissions in those states in which they conduct business. Our most significant U.S. broker-dealers, RJ&A, RJFS, and SumRidge Partners, LLC (“SumRidge Partners”), are currently registered as broker-dealers in all 50 states.

Financial services firms are also subject to regulation by various foreign governments, securities exchanges, central banks and regulatory bodies, particularly in those countries where they have established offices. Outside of the U.S., we have additional offices primarily in Canada, the U.K., and Germany and are subject to regulations in those areas. Much of the regulation of broker-dealers in the U.S. and Canada, however, has been delegated to self-regulatory organizations (“SROs”), such as the Financial Industry Regulatory Authority (“FINRA”) in the U.S., the Canadian Investment Regulatory Organization (“CIRO”) in Canada, and securities exchanges. These SROs adopt and amend rules for regulating the industry, subject to the approval of government agencies. These SROs also conduct periodic examinations of member broker-dealers. The single primary regulator with respect to our conduct of financial services in the U.K. is the Financial Conduct Authority (“FCA”), which operates on a statutory basis.

The SEC, SROs and other securities regulators may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers, employees or other associated persons. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and may adversely impact the reputation of a broker-dealer.

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

U.S. broker-dealer capital

Our U.S. broker-dealer subsidiaries are subject to certain of the SEC’s financial stability rules, including the: (i) net capital rule; (ii) customer protection rule; (iii) record-keeping rules; and (iv) notification rules. Broker-dealers are required to maintain the minimum net capital deemed necessary to meet their continuing commitments to customers and others, and are required to keep their assets in relatively liquid form. These rules also limit the ability of broker-dealers to transfer capital to parent companies and other affiliates. See Note 24 of the Notes to Consolidated Financial Statements of this Form 10-K for further information pertaining to our broker-dealer regulatory minimum net capital requirements.

Standard of care

Pursuant to the Dodd-Frank Act, the SEC was charged with considering whether broker-dealers should be subject to a standard of care similar to the fiduciary standard applicable to RIAs. In June 2019, the SEC adopted a package of rule-makings and interpretations related to the provision of advice by broker-dealers and investment advisers, including Regulation Best Interest and Form CRS. Among other things, Regulation Best Interest requires a broker-dealer to act in the best interest of a retail client when making a recommendation to that client of any securities transaction or investment strategy involving securities. Form CRS requires that broker-dealers and investment advisers provide retail investors with a brief summary document containing simple, easy-to-understand information about the nature of the relationship between the parties. Our implementation of these regulations resulted in the review and modification of certain of our policies and procedures and associated supervisory and compliance controls, as well as the implementation of additional client disclosures, which included us providing related education and training to financial advisors. Various states have also proposed, or adopted, laws and regulations seeking to impose new standards of conduct on broker dealers that may differ from the SEC's regulations, which may lead to additional implementation costs.

In 2022, the Department of Labor (“DOL”) promulgated a new exemption that enables investment advice fiduciaries to receive transaction-based compensation and engage in certain otherwise prohibited transactions, subject to compliance with the exemption’s requirements. In 2023, the DOL indicated that it plans to amend the definition of “fiduciary” in connection with

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
investment advice regarding employee benefit plans and IRAs. Imposing a new fiduciary standard could result in increased costs and other impacts to our business.

Similarly, non-U.S. jurisdictions have also adopted new regulations relating to standards of care. For example, on July 31, 2023, the FCA’s Consumer Duty took effect in the U.K. Among other things, the U.K. Consumer Duty rule requires firms to act to deliver “good outcomes” for retail customers with respect to products and services, price and value, consumer understanding, and consumer support.

Other non-U.S. regulation

Raymond James Ltd. (“RJ Ltd.”), a wholly-owned subsidiary, is currently registered as an investment dealer in all provinces and territories in Canada. The financial services industry in Canada is subject to comprehensive regulation under both federal and provincial laws. Securities commissions have been established in all provinces and territorial jurisdictions, which are charged with the administration of securities laws. Investment dealers in Canada are subject to regulation by CIRO, an SRO under the oversight of the securities commissions that make up the Canadian Securities Administrators. CIRO is responsible for the enforcement of, and conformity with, securities legislation for their members and has been granted the powers to prescribe their own rules of conduct and financial requirements of members, including RJ Ltd. CIRO also requires that RJ Ltd. be a member of the Canadian Investors Protection Fund, whose primary role is investor protection. This fund provides protection for securities and cash held in client accounts up to 1 million Canadian dollars (“CAD”) per client, with additional coverage of CAD 1 million for certain types of accounts.

Certain of our subsidiaries are registered in, and operate from, the U.K. which has a highly developed and comprehensive regulatory regime. These subsidiaries are authorized and regulated by the FCA and have limited permissions to carry out business in certain European Union (“E.U.”) countries, to the extent permitted under domestic law and regulation in those countries. The FCA operates on a statutory basis and creates rules which are largely principles-based. These regulated U.K. subsidiaries and their senior managers are registered with the FCA, and wealth managers and certain other staff are subject to certification requirements. Certain of these subsidiaries operate in the retail sector, providing investment and financial planning services to high-net-worth individuals, while others provide brokerage and investment banking services to institutional clients. Retail clients of our U.K. subsidiaries benefit from the Financial Ombudsman Service, which settles complaints between consumers and businesses that provide financial services, as well as the Financial Services Compensation Scheme, which is the U.K.’s statutory deposit insurance and investors compensation scheme for customers of authorized financial services firms.

In Germany, our subsidiary Raymond James Corporate Finance GmbH is licensed by the German Federal Financial Supervisory Authority (Bundesanstalt für Finanzdienstleistungsaufsicht, or "BaFin") to conduct the regulated activities of investment advice and investment brokerage. Among other requirements, BaFin requires Raymond James Corporate Finance GmbH, as a regulated entity, to comply with certain capital, liquidity, governance, and business conduct requirements, and has a range of supervisory and disciplinary powers which it is able to use in overseeing the activities of this subsidiary.

Investment management regulation

Our investment advisory operations, including the mutual funds that we sponsor, are also subject to extensive regulation in the U.S. The majority of our asset managers are registered as investment advisers with the SEC under the Investment Advisers Act of 1940 as amended and are also required to make notice filings in certain states. Virtually all aspects of our asset management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended for the benefit of our clients.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
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

The California Privacy Rights Act (“CPRA”) amended the California Consumer Privacy Act of 2020 and became enforceable earlier in 2023. CPRA regulations updated existing privacy protections for the personal information of California residents, including by requiring companies to provide certain additional disclosures to California consumers, and provide for a number of specific additional data subject rights for California residents.

Similarly, the General Data Protection Regulation (“GDPR”) imposes requirements for companies that collect or store personal data of E.U. residents, as well as residents of the U.K. GDPR’s legal requirements extend to all foreign companies that solicit and process personal data of E.U. and U.K. residents, imposing a strict data protection compliance regime that includes consumer rights actions that must be responded to by organizations. Canadian data privacy laws contain many provisions similar to U.S. financial privacy laws and are currently undergoing legislative reform at a federal and provincial level. In September 2021, Quebec enacted Bill C-64, a comprehensive privacy law with extraterritorial application modeled after GDPR and which imposes fines for non-compliance. The law includes staggered implementation dates (running from September 2022 through September 2024) for various provisions. As of September 30, 2023, the firm has implemented key components of Bill C-64 through its privacy program framework. We have implemented policies, processes, and training with regard to communicating to our clients and business partners required information relating to financial privacy and data security. We continue to monitor regulatory developments on both a domestic and international level to assess requirements and potential impacts on our global business operations.

The multitude of data privacy laws and regulations adds complexity and cost to managing compliance and data management capabilities and can result in potential litigation, regulatory fines and reputational harm. Data privacy requirements affect business processes and compel companies to track personal information use and provide greater transparency on data practices to consumers. In addition, technology advances in the areas of artificial intelligence, mobile applications, and remote connectivity solutions have increased the collection and processing of personal information as well as the risks associated with unauthorized disclosure and access to personal information.

Alternative reference rate transition

The FCA, which regulated the widely-referenced benchmark London Interbank Offered Rate (“LIBOR”), ceased publication of the most commonly used U.S. dollar (“USD”) LIBOR tenors (“USD LIBOR”) on June 30, 2023. On September 30, 2022, the Adjustable Interest (LIBOR) Rate Act (“LIBOR Act”) was enacted into U.S. federal law to provide a statutory framework to replace LIBOR with a benchmark rate based on the secured overnight financing rate (“SOFR”) in contracts that do not have fallback provisions or that have fallback provisions resulting in a replacement rate based on LIBOR. As of September 30, 2023, we no longer offer new contracts referencing LIBOR and legacy contracts indexed to USD LIBOR have transitioned to SOFR-based or other alternative reference rates in accordance with existing fallback provisions or the LIBOR Act.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Executive officers of the registrant (which includes officers of certain significant subsidiaries) are as follows:

Christopher S. Aisenbrey	54	Chief Human Resources Officer since October 2019; Senior Vice President, Organization and Talent Development - Raymond James & Associates, Inc., January 2019 - October 2019; Vice President, Organization and Talent Development - Raymond James & Associates, Inc., November 2014 - December 2018
James E. Bunn	50	President - Global Equities and Investment Banking - Raymond James & Associates, Inc. since December 2018 and Head of Investment Banking - Raymond James & Associates, Inc. since January 2014; Co-President - Global Equities and Investment Banking - Raymond James & Associates, Inc., October 2017 - December 2018
Horace L. Carter	52	President - Fixed Income - Raymond James & Associates, Inc. since January 2022; President - SumRidge Partners, LLC since July 2022; Executive Vice President, Head of Fixed Income Capital Markets - Raymond James & Associates, Inc., October 2019 - December 2021; Managing Director, Co-Head of Fixed Income Capital Markets - Raymond James & Associates, Inc., January 2019 - September 2019; Managing Director, Head of Fixed Income Trading - Raymond James & Associates, Inc., April 2012 - December 2018
George Catanese	64	Chief Risk Officer since February 2006
James R. E. Coulter	54	Chief Executive Officer - Raymond James Ltd. since January 2022; Executive Vice President, Head of Wealth Management - Private Client Group - Raymond James Ltd., December 2019 - December 2021; Senior Vice President, Branch Manager - Private Client Group - Raymond James Ltd., October 2014 - December 2019
Scott A. Curtis	61	President - Private Client Group since June 2018; President - Raymond James Financial Services, Inc. since January 2012
Jeffrey A. Dowdle	59	Chief Operating Officer since October 2019 and President - Asset Management Group since May 2016; Chief Administrative Officer, August 2018 - October 2019
Tashtego S. Elwyn	52	Chief Executive Officer and President - Raymond James & Associates, Inc. since June 2018
Thomas A. James	81	Chair Emeritus since February 2017
Bella Loykhter Allaire	70	Executive Vice President - Technology and Operations - Raymond James & Associates, Inc. since June 2011
Jodi L. Perry (1)	52	President - Independent Contractor Division - Raymond James Financial Services, Inc. since June 2018
Steven M. Raney	58	Chair - Raymond James Bank since November 2020; President and CEO - Raymond James Bank since January 2006; Director - TriState Capital Bank since June 2022
Shannon B. Reid (1)	52
Senior Vice President, Northeast Division Director, Independent Contractor Division – Raymond James Financial Services, Inc. since December 2018; Senior Vice President, Eastern Division – Raymond James & Associates, Inc., February 2018 – November 2018

Paul C. Reilly	69	Chair since February 2017 and Chief Executive Officer since May 2010; Director since January 2006
Jonathan N. Santelli	52	Executive Vice President, General Counsel and Secretary since May 2016
Paul M. Shoukry	40
Chief Financial Officer since January 2020; Head of the Bank segment, including Raymond James Bank and TriState Capital Bank, since August 2023; Director - TriState Capital Bank since June 2022; Treasurer, February 2018 - December 2022; Senior Vice President - Finance and Investor Relations, January 2017 - December 2019

(1)Effective January 1, 2024, Ms. Perry’s term as executive officer will end when she becomes the firm’s national head of advisor recruiting. Ms. Reid will succeed Ms. Perry as the President of the Independent Contractor Division of Raymond James Financial Services, Inc. and will join the firm’s Executive Committee effective January 1, 2024.

Except where otherwise indicated, the executive officer has held his or her current position for more than five years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

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

Maintaining our reputation is critical to attracting and maintaining clients, investors, and associates. If we fail to address, or appear to fail to address, issues that may give rise to reputational risk, we could significantly harm our business prospects. These issues may include, but are not limited to, any of the risks discussed in this Item 1A, including appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money laundering, cybersecurity and privacy, record-keeping, sales and trading practices, and associate misconduct. In addition, the failure to either sell securities we have underwritten at anticipated price levels or to properly identify and communicate the risks inherent in the products and services we offer could also give rise to reputational risk. Failure to maintain appropriate service and quality standards, including the perception of a decline in service and quality standards as a result of remote work, or a failure or perceived failure to treat clients fairly can result in client dissatisfaction, litigation and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and reputational harm. Negative publicity about us, including information posted on social media or other internet forums or published by news organizations, whether or not true, may also harm our reputation. The speed and pervasiveness with which information can be disseminated through these channels, in particular social media, may magnify risk relating to negative publicity. Further, failures at other large financial institutions or other market participants, regardless of whether they relate to our activities, could lead to a general loss of customer confidence in financial institutions that could negatively affect us, including harming the market perception of the financial system in general.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

Any cyber-attack or other security breach of our technology systems, or those of our clients or other third-party vendors we rely on, could subject us to significant liability and harm our reputation.

Our operations rely heavily on the secure processing, storage and transmission of sensitive and confidential financial, personal and other information in our computer systems and networks. There have been several highly publicized cases involving financial services companies reporting the unauthorized disclosure of client or other confidential information in recent years, as well as cyber-attacks involving the theft, dissemination and destruction of corporate information or other assets, in some cases as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties. There have also been several highly publicized cases where hackers have requested “ransom” payments in exchange for not disclosing customer information or for restoring access to information or systems. Like other financial services firms, we experience malicious cyber activity directed at our computer systems, software, networks and its users on a daily basis. This malicious activity includes attempts at unauthorized access, implantation of computer viruses or malware, and denial-of-service attacks. We also experience large volumes of phishing and other forms of social engineering attempted for the purpose of perpetrating fraud against the firm, our associates, or our clients. Additionally, like many large enterprises, we have shifted to a more hybrid work environment which includes a combination of in-office and remote work for our associates. The increase in remote work over the past few years has introduced potential new vulnerabilities to cyber threats. We may also face increased cybersecurity risk for a period of time after acquisitions as we transition the acquired entity’s historical systems and networks to our standards. We also face increased cybersecurity risk as we deploy additional mobile and cloud technologies. We seek to continuously monitor for and nimbly react to any and all such malicious cyber activity, and we develop our systems to protect our technology infrastructure and data from misuse, misappropriation or corruption. Senior management of our Information Technology department gives a quarterly update on cybersecurity to the Risk Committee of our Board of Directors and an annual update to our full Board of Directors.

Cyber-attacks can originate from a variety of sources, including threat actors affiliated with foreign governments, organized crime or terrorist organizations. Threat actors may also attempt to place individuals within our firm, or induce employees, clients or other users of our systems, to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent. Although cybersecurity incidents among financial services firms are on the rise, we have not experienced any material losses relating to cyber-attacks or other information security breaches. However, the techniques used in these attacks are increasingly sophisticated, change frequently and are often not recognized until launched. Although we seek to maintain a robust suite of authentication and layered information security controls, including our cyber threat analytics, data encryption and tokenization technologies, anti-malware defenses and vulnerability management programs, any one or combination of these controls could fail to detect, mitigate or remediate these risks in a timely manner. Despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, equipment failure, natural disasters, power loss, unauthorized access, supply chain attacks, distributed denial of service attacks, computer viruses and other malicious code, and other events that could result in significant liability and damage to our reputation, and have an ongoing impact on the security and stability of our operations. In addition, although we maintain insurance coverage that may, subject to terms and conditions, cover certain aspects of cyber and information security risks, such insurance coverage may be insufficient to cover all losses, such as litigation costs or financial losses that exceed our policy limits or are not covered under any of our current insurance policies.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
Further, in light of the high volume of transactions we process, use of remote work, the large number of our clients, partners and counterparties, and the increasing sophistication of malicious actors, a cyber-attack could occur. Moreover, any such cyber-attack may persist for an extended period of time without detection. We endeavor to design and implement policies and procedures to identify such cyber-attacks as quickly as possible; however, we expect that any investigation of a cyber-attack would take substantial amounts of time, and that there may be extensive delays before we obtain full and reliable information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all of which would further increase the costs and consequences of such an attack.

The SEC recently enacted rules requiring public companies to disclose material cybersecurity incidents that they experience on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on annual basis material information regarding their cybersecurity risk management, strategy, and governance. These new reporting requirements are effective for us as of December 18, 2023. If we fail to comply with these new requirements we could incur regulatory fines in addition to other adverse consequences to our reputation, business, financial condition, and/or results of operations.

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

Lack of funding, liquidity, or access to capital could impair our business and financial condition.

An inability to maintain adequate funding and liquidity to operate our business could have a significant negative effect on our financial condition. We have a contingency funding plan which would guide our actions if one or more of our businesses were to experience disruptions from normal funding and liquidity sources. If the available funding from one or more of our contingent funding sources is not sufficient to sustain normal operating levels, we may be required to scale back or curtail our operations, such as by limiting lending, selling assets at unfavorable prices, cutting or eliminating dividend payments, or limiting our recruiting of financial advisors. Our liquidity could be negatively affected by: any inability of our subsidiaries to generate cash to distribute to the parent company, liquidity or capital requirements that may prevent our subsidiaries from distributing cash, limitations on our subsidiaries’ access to credit markets for secured and unsecured borrowings, diminished access to the capital markets for RJF, and other commitments or restrictions on capital as a result of adverse legal settlements, judgments, regulatory sanctions or an adverse change in our credit rating by one or more of the national rating agencies that rate us. Furthermore, as a bank holding company, we may become subject to prohibitions or limitations on our ability to pay dividends to our shareholders and/or repurchase our stock. Certain of our regulators have the authority, and under certain circumstances, the duty, to prohibit or to limit dividend payments by regulated subsidiaries to their parent company.

The availability of financing, including access to the credit and capital markets, depends on various factors, such as conditions in the debt and equity markets, the general availability of credit, the volume of securities trading activity, the overall availability of credit to the financial services sector, and our credit ratings. Our cost of capital and the availability of funding may be adversely affected by illiquid credit markets, wider credit spreads or our inability to pay a prevailing rate of interest that is competitive with other market offerings. Additionally, lenders may from time to time curtail, or even cease to provide, funding to borrowers as a result of future concerns over the strength of specific counterparties, as well as the stability of markets generally.

Significant volatility in our domestic clients’ cash sweep and bank deposit balances could negatively affect our net revenues and/or our ability to fund our Bank segment’s growth and may impact our regulatory capital ratios.

The majority of our Bank segment’s bank deposits are driven by the RJBDP and, to a lesser extent, the ESP. The RJBDP is a source of relatively low-cost, stable deposits, and we rely heavily on the RJBDP to fund our Bank segment asset growth, particularly at Raymond James Bank. A significant reduction in PCG clients’ cash balances, a change in the allocation of that cash between our Bank segment and third-party banks within the RJBDP, a movement of cash away from the firm, or an

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
inability to implement new or modified deposit offerings in order to retain or grow our client base, could significantly impair our ability to continue growing interest-earning assets and/or require our Bank segment to increase reliance on higher-cost deposit sources, such as the ESP, or other sources of liquidity to grow interest-earning assets. Rapidly rising rates, for example, have made and may continue to make investments in securities, such as fixed-income securities and money market funds, more attractive for investors, thereby incentivizing them to reduce the cash they hold.

We also earn fees from third-party banks related to the deposits they receive through their participation in the RJBDP. If PCG clients’ cash balances continue to decrease or third-party bank demand or capacity for RJBDP deposits decline from current levels, our RJBDP fees from third-party banks could be adversely affected. In addition, an inability to deploy client cash to third-party banks through RJBDP would require us to retain more cash in our Bank segment or in our Client Interest Program (“CIP”), both of which may cause a significant increase in our assets which may negatively affect certain of our regulatory capital ratios. Additionally, changes to the regulatory landscape governing the fees the firm earns on client assets, including cash sweep balances, could negatively impact our earnings.

As part of the launch of our ESP, we have increased our use of reciprocal deposit programs, which allow us to place deposits at third-party banks through a deposit placement network in return for an equivalent amount of deposits to be received by our bank subsidiaries, thereby allowing us to offer higher levels of FDIC insurance to our clients. If third-party bank capacity for reciprocal deposits declined, or we were otherwise restricted from participating in reciprocal deposit programs, we may have to reduce the amount of FDIC insurance coverage we offer on such deposits, which may cause clients to withdraw bank deposits that exceed FDIC insurance limits from our bank subsidiaries. If we are unable to maintain these deposits, we may have to pay a higher interest rate to replace them with other sources of funding, which could adversely affect our liquidity and results of operations. Reciprocal deposit balances in excess of $5 billion meet the FDIC definition of brokered deposits. Such brokered deposits are subject to additional scrutiny from regulators and incur higher FDIC insurance costs.

We are exposed to litigation and regulatory investigations and proceedings, which could materially and adversely impact our business operations and prospects.

The financial services industry faces significant litigation and regulatory risks. Additionally, our litigation and regulatory risks continue to increase as our business grows internationally. Many aspects of our business involve substantial risk of liability. We have been named as a defendant or co-defendant in lawsuits and arbitrations primarily involving claims for damages. The risks associated with potential litigation often may be difficult to assess or quantify and the existence and magnitude of potential claims often remain unknown for substantial periods of time. Unauthorized or illegal acts of our associates could also result in substantial liability. In addition, our business activities include providing custody, clearing, and back office support for certain non-affiliated, independent RIAs and broker-dealers. Even though these independent firms are exclusively responsible for their operations, supervision, compliance, and the suitability of their client’s investment decisions, we have been, and may in the future be, named as defendants in litigation involving their clients. We are also the subject of inquiries, investigations, and proceedings by regulatory and other governmental agencies.

In challenging market conditions, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have historically increased. Litigation risks include potential liability under securities laws or other laws for: alleged materially false or misleading statements made in connection with securities offerings and other transactions; issues related to our investment recommendations, including the suitability of such recommendations or potential concentration of investments; the inability to sell or redeem securities in a timely manner during adverse market conditions; contractual issues; employment claims; and potential liability for other advice we provide to participants in strategic transactions. Substantial legal liability could have a material adverse financial impact or cause us significant reputational harm, which in turn could seriously harm our business and future business prospects. In addition to the foregoing financial costs and risks associated with potential liability, the costs of defending individual litigation and claims and/or regulatory matters continue to increase over time. The amount of attorneys’ fees incurred in connection with the defense of litigation and claims and/or regulatory matters could be substantial and might materially and adversely affect our results of operations. See “Item 3 - Legal Proceedings” and Note 19 of the Notes to Consolidated Financial Statements of this Form 10-K for further information about legal matters.

Our business is sensitive to domestic and international macroeconomic conditions caused by political and geopolitical developments, fiscal, monetary, and tax policies, regulations, and other domestic or international events.

We are engaged in various financial services businesses. As such, we are affected by domestic and international macroeconomic and political conditions, as well as economic output levels, interest and inflation rates, employment levels, prices of commodities, consumer confidence levels, changes in consumer spending, international trade policy, and fiscal and monetary policy. For example, Fed policies determine, in large part, interest rates and the cost of funds which directly affect

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
the returns and fair value on our lending and investing activities. The market impact from such policies can also decrease materially the value of certain of our financial assets, most notably debt securities, as well as our cash flows. Changes in tax law and regulation, or any market uncertainty caused by a change in the political environment, may affect our clients and, directly or indirectly, our business. Macroeconomic conditions may also be negatively affected by domestic or international events, including natural disasters, political unrest, the indirect impact of wars, such as the wars in Ukraine and Israel, or public health epidemics and pandemics, as well as by a number of factors in the global financial markets that may be detrimental to our operating results.

If we were to experience a period of sustained downturn in the securities markets, credit market dislocations, reductions in the value of real estate, increases in mortgage and other loan delinquencies, or other negative market factors, our revenues and the value of the assets we own could be adversely impacted. Market uncertainty could also cause clients to move their investments to lower margin products, or withdraw them, which could have an adverse impact on our profitability. We could also experience a material reduction in trading volume and lower asset prices in times of market uncertainty, which would result in lower brokerage revenues, including losses on firm inventory, as well as losses on certain of our investments. Conversely, periods of severe market volatility may result in a significantly higher level of transactions and other activity which may cause operational challenges that may result in losses. These can include, but are not limited to, trade errors, failed transaction settlements, late collateral calls to borrowers and counterparties, credit losses, or interruptions to our system processing. Periods of reduced revenue and other losses could lead to reduced profitability because certain of our expenses, including our interest expense on debt, lease expenses, and salary expenses, are fixed, and our ability to reduce them over short time periods is limited.

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

We borrow securities from, and lend securities to, other financial institutions and may also enter into agreements to repurchase and/or resell securities as part of our financing activities. A sharp change in the market values of the securities utilized in these transactions may result in losses if counterparties to these transactions fail to honor their commitments. We manage the risk associated with these transactions by establishing and monitoring credit limits, as well as by evaluating collateral and transaction levels on a recurring basis. Significant deterioration in the credit quality of one of our counterparties could lead to widespread concerns about the credit quality of other counterparties in the same industry, thereby exacerbating our credit risk. In addition, we permit our clients to purchase securities on margin. During periods of steep declines in securities prices, the value of the collateral securing client margin loans may fall below the amount of the loan. If clients are unable to provide additional collateral for these margin loans, we may incur losses on those margin transactions. This may cause us to incur additional expenses defending or pursuing claims or litigation related to counterparty or client defaults.

We incur credit risk by lending to businesses and individuals, including through offering SBL, C&I loans, CRE loans, REIT loans, residential mortgage loans, and tax-exempt loans. We also incur credit risk through certain of our investments. Our credit risk and credit losses can increase if our loans or investments are concentrated among borrowers or issuers engaged in the same or similar activities, industries, or geographies, or to borrowers or issuers who as a group may be uniquely or disproportionately affected by economic or market conditions. Declines in the real estate market or sustained economic downturns may cause us to experience credit losses or charge-offs related to our loans, sell loans at unattractive prices or foreclose on certain real estate properties. Furthermore, the deterioration of an individually large exposure, for example due to natural disasters, health emergencies or pandemics, acts of terrorism, severe weather events or other adverse economic events, could lead to additional credit loss provisions and/or charges-offs, and subsequently have a material impact on our net income and regulatory capital. In addition, TriState Capital Bank utilizes information provided by third-party organizations to monitor

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
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

Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions, which directly and indirectly affect us. Market conditions that change from time to time, thereby exposing us to market risk, include fluctuations in interest rates, equity prices, foreign exchange rates, and price deterioration or changes in value due to changes in market perception, actual credit quality of an issuer, or other factors such as any potential shutdown of the U.S. government or downgrade of the U.S. government’s credit rating.

Market risk is inherent in financial instruments associated with our operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt, trading assets and liabilities, derivatives and investments. For example, interest rate increases could continue to adversely affect the value of our available-for-sale securities portfolio. Interest rate changes could also adversely affect the value of our fixed income trading inventories, as well as our net interest spread, which is the difference between the yield we earn on our interest-earning assets and the interest rate we pay for deposits and other sources of funding, in turn impacting our net interest income and earnings. Interest rate changes could affect the interest earned on assets differently than interest paid on liabilities. Market risk may also affect the value of our private equity portfolio, which is carried at fair value with unrealized gains and losses reflected in earnings. The value of such investments can fluctuate and the related earnings can be volatile and difficult to predict.

A rising interest rate environment generally results in our earning more interest income and an increase in servicing fees received on cash swept to third-party program banks as part of the RJBDP but also increases our costs of funds. Conversely, in those operations, a falling interest rate environment generally results in our earning less interest income and lower RJBDP fees from third-party program banks, and also reduces our cost of funds. In a falling interest rate environment, we may not be able to reduce our cost of funds as quickly as we experience a decrease in interest income. The magnitude of the impact of interest rate changes to our net interest spread depends on the yields on interest-earning assets relative to the cost of interest-bearing liabilities, including deposit rates paid to clients on their cash balances. If we are unable to effectively manage our interest rate risk, changes in interest rates could have a material adverse effect on our profitability.

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

Our ability to recruit, serve and retain our clients depends on the reputation, judgment, leadership, business generation capabilities and client service skills of our client-serving professionals, members of our executive team, as well as employees who support revenue-generating professionals and their clients. To compete effectively we must attract, develop, and retain qualified professionals, including successful financial advisors, investment bankers, trading professionals, portfolio managers and other revenue-producing or specialized support personnel. Further, effective management succession planning is important for the continued success of the firm. Competitive pressures we experience, or inadequate management succession planning, could have an adverse effect on our business, results of operations, financial condition and liquidity.

The labor market remains competitive, and we face competition for talent across all aspects of our business, as well as competition with non-traditional firms, such as technology companies. Employers are developing a wide variety of offerings to attract talent, including but not limited to, increasing compensation, enhancing health and wellness solutions, and providing in-office, hybrid, and remote work options. These can be important factors in a current associate’s decision to leave us as well as in a prospective associate’s decision to join us. As competition for skilled professionals remains intense, we may have to devote significant resources to attract and retain qualified personnel, which could negatively affect earnings.

Specifically within the financial industry, employers are increasingly offering guaranteed contracts, upfront payments, and increased compensation. Our financial results may be adversely affected by the costs we incur in connection with any loans or other incentives we may offer to newly recruited financial advisors and other key personnel. If we were to lose the services of

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
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

Moreover, companies in our industry whose employees or independent contractors accept positions with competitors frequently claim that those competitors have engaged in unfair hiring practices. We have been subject to several such claims and may be subject to additional claims in the future as we seek to hire or otherwise affiliate with qualified personnel, some of whom may work for our competitors. Some of these claims may result in material litigation. We could incur substantial costs in defending against these claims, regardless of their merits. Such claims could also discourage potential associates who work for our competitors from joining us. We participate, with limited exceptions, in the Protocol for Broker Recruiting (“Protocol”), a voluntary agreement among many firms in the industry that governs, among other things, the client information that financial advisors may take with them when they affiliate with a new firm and the financial advisor’s ability to solicit clients of their prior firm. The ability to bring such client data to a new broker-dealer, as well as the ability to solicit clients generally, means that the clients of the financial advisor are more likely to choose to open accounts at the advisor’s new firm.  Participation is voluntary, and it is possible that certain of our competitors will withdraw from the Protocol. If the broker-dealers and registered investment advisers from whom we recruit new financial advisors prevent, or significantly limit, the transfer of client data and the solicitation of clients, our recruiting efforts may be adversely affected. Additionally, we could experience a larger number of claims against us relating to our recruiting efforts.

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

Our underwriting, market-making, trading, lending, and other business activities place our capital at risk.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
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

Our continued success depends, in part, upon our ability to: (i) successfully maintain and upgrade the capability of our technology systems on a regular basis; (ii) maintain the quality of the information contained in our data processing and communications systems; (iii) address the needs of our clients by using technology to provide products and services that satisfy their demands; and (iv) retain skilled information technology employees. Failure of our technology systems to operate appropriately, which could result from events beyond our control, including a systems malfunction or cyber-attack, failure by a third-party service provider, or an inability to effectively upgrade those systems or implement new technology-driven products or services, could result in financial losses, liability to clients for non-compliant data processing, and other violations of privacy and other laws and regulations, as well as regulatory sanctions.

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

We deposit our cash in depository institutions as a means of maintaining the liquidity necessary to meet our operating needs, and we also facilitate the deposit of cash awaiting investment in depository institutions on behalf of our clients. Many of these deposits exceed FDIC-insured limits. Recent events in the financial services industry, including the failure of certain banks, have increased counterparty credit risk. While we perform extensive diligence on the banks we select to hold these deposits, a failure of one or more of these depository institutions to return these deposits could affect our operating liquidity, result in reputational damage, and impair our financial performance.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
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

If our credit ratings were downgraded, or if rating agencies indicate that a downgrade may occur, our business, financial position, and results of operations could be adversely affected, perceptions of our financial strength could be damaged, and as a result, adversely affect our client relationships. Such a change in our credit ratings could also adversely affect our liquidity and competitive position, increase our borrowing costs, limit our access to the capital and credit markets, trigger obligations under

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
certain financial agreements, cause clients to withdraw bank deposits that exceed FDIC insurance limits from our bank subsidiaries, or decrease the number of investors, clients and counterparties willing or permitted to do business with or lend to us, thereby curtailing our business operations and reducing profitability.

We may not be able to obtain additional outside financing to fund our operations on favorable terms, or at all. The impact of a credit rating downgrade to a level below investment grade would result in our breaching provisions in certain of our derivative instruments, and may result in a request for immediate payment and/or ongoing overnight collateralization on our derivative instruments in liability positions. A credit rating downgrade would also result in the firm incurring a higher facility fee on its $750 million unsecured revolving credit facility agreement (the “Credit Facility”), in addition to triggering a higher interest rate applicable to any borrowings outstanding on the line as of and subsequent to such downgrade. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” of this Form 10-K and Note 16 of the Notes to Consolidated Financial Statements of this Form 10-K for information on the Credit Facility.

Business growth, including through acquisitions, could increase costs and regulatory and integration risks.

We continue to grow, including through acquisitions and through our recruiting efforts. Integrating acquired businesses, providing a platform for new businesses and partnering with other firms involve risks and present financial, managerial and operational challenges. While cultural fit is a requirement for both our recruiting and acquisition efforts, there can be no assurance that recruited talent and/or acquisition targets will ultimately assimilate into our firm in a manner which results in the expected financial benefits. We may incur significant expense, including in the areas of technology and cybersecurity, in connection with expanding our existing businesses, recruiting financial advisors or when acquiring and integrating businesses. Our overall profitability would be negatively affected if investments and expenses associated with such growth are not matched or exceeded by the earnings derived from such investments or growth. Assumptions which underlie the basis of our acquisition decisions, such as the retention of key personnel, future revenue growth of an acquired business, cost efficiencies to be realized, or the value created through the application of specialized expertise we plan to bring to the acquired business, may not be fully realized post-acquisition, resulting in an adverse impact on the value of our investment and potential dilution of the value of our shares.

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

Domestic and international business growth, including through acquisitions, may expose us to additional regulatory oversight, create a need for additional compliance, risk management and internal control procedures, and require us to hire additional personnel to address these procedures. To the extent such procedures are not adequate or not adhered to with respect to our expanded business or any new business, we could be exposed to a material loss or regulatory sanction.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
Associate misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subject us to significant legal liability and reputational harm.

There is a risk that our associates could engage in misconduct that adversely affects our business. For example, our investment banking business often requires that we deal with confidential matters of great significance to our clients. Our associates interact with clients, customers and counterparties on an ongoing basis. All associates are expected to exhibit the behaviors and ethics that are reflected in our framework of principles, policies and technology to protect both our own information as well as that of our clients. If our associates improperly use or disclose confidential information provided by our clients, we could be subject to future regulatory sanctions and suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients. We are also subject to a number of obligations and standards arising from our asset management business and our authority over our assets under management. In addition, our financial advisors are required to act in the best interests of our clients and may act in a fiduciary capacity, providing financial planning, investment advice and discretionary asset management. The violation of these obligations and standards by any of our associates would adversely affect our clients and us. Associate conduct on non-business matters, such as social issues, including the posting of information on social media or other internet forums, could be inconsistent with our policies and ethics and result in reputational harm to our business due to their employment by us or affiliation with us. It is not always possible to deter or prevent every instance of associate misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If our associates engage in misconduct, our business would be adversely affected.

We are subject to risks relating to environmental, social, and governance (“ESG”) matters that could adversely affect our reputation, business, financial condition, and results of operations, as well as the price of our common and preferred stock.

We are subject to a variety of risks, including reputational risk, associated with ESG matters. The public holds diverse and often conflicting views on ESG topics. As a large financial institution, we have multiple stakeholders, including our shareholders, clients, associates, federal and state regulatory authorities, and the communities in which we operate, and these stakeholders will often have differing priorities and expectations regarding ESG issues. For example, individual U.S. states are increasingly developing differing, and sometimes conflicting, rules related to ESG matters, such as the recently enacted Climate Corporate Data Accountability Act in California. If we take action in conflict with one or another of those stakeholders’ expectations, we could experience an increase in client complaints, a loss of business, or reputational harm. We could also face negative publicity or reputational harm based on the identity of those with whom we choose to do business. Any adverse publicity in connection with ESG issues could damage our reputation, ability to attract and retain clients and associates, compete effectively, and grow our business.

In addition, proxy advisory firms and certain institutional investors who manage investments in public companies are increasingly integrating ESG factors into their investment analysis. The consideration of environmental and social matters in making investment and voting decisions is relatively new. Accordingly, the frameworks and methods for assessing ESG policies are not fully developed, vary considerably among the investment community, and will likely continue to evolve over time. Moreover, the subjective nature of methods used by various stakeholders to assess a company with respect to ESG criteria could result in erroneous perceptions or a misrepresentation of our actual ESG policies and practices. Organizations that provide ratings information to investors on ESG matters may also assign unfavorable ratings to RJF. Public companies are facing increased pressure from stakeholders to consider ESG issues in corporate actions, such as the election of directors and approval of executive compensation. Certain of our clients might also require that we implement additional ESG procedures or standards in order to continue to do business with them. If we fail to comply with specific ESG-related investor or client expectations and standards, or to provide the disclosure relating to ESG issues that any third parties may believe is necessary or appropriate (regardless of whether there is a legal requirement to do so), our reputation, business, financial condition, and/or results of operations, as well as the price of our common and preferred stock could be negatively impacted.

Moreover, there has been increased regulatory focus on ESG-related practices of investment managers, as ESG investment strategies continue to be the subject of state, federal, and international legislative and regulatory debate. A growing interest on the part of investors and regulators in ESG factors, and increased demand for, and scrutiny of, ESG-related disclosures by asset managers, has likewise increased the risk that we could be perceived as, or accused of, making inaccurate or misleading statements regarding the investment strategies of our funds and ETFs, or our and our funds’ and ETFs’ ESG efforts or initiatives, commonly referred to as “greenwashing.” Such perceptions or accusations could damage our reputation, result in litigation or regulatory enforcement actions, and adversely affect our business.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
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

Certain of our principal operations are located in St. Petersburg, Florida. While we have a business continuity plan that provides for significant operations to be conducted out of remote locations, as well as our Southfield, Michigan and Memphis, Tennessee corporate offices, and our U.S. information systems processing to be conducted out of our information technology data center in the Denver, Colorado area, our operations could be adversely affected by hurricanes or other serious weather conditions, the magnitude and frequency of which may be affected by climate change. Such weather conditions could affect the processing of transactions, communications, and the ability of our associates to get to our offices, or work remotely. In addition, our operations are dependent on our associates’ ability to relocate to a secondary location in the event of a power outage or other disruption in their primary remote work location. Additionally, such weather events may also have a negative impact on the financial condition of our clients, which may decrease revenues from those clients and increase the credit risk associated with loans and other credit exposures to those clients.

We are exposed to risks related to our insurance programs.

Our operations and financial results are subject to risks and uncertainties related to our use of a combination of insurance, self-insured retention and self-insurance for a number of risks. To a large extent, we have elected to self-insure our errors and omissions liability and our employee-related health care benefit plans. We have self-insured retention risk related to several exposures, including our property and casualty, workers compensation and professional liability policies.

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

Financial services firms operate in an evolving regulatory environment and are subject to extensive supervision and regulation. The laws and regulations governing financial services firms are intended primarily for the protection of our depositors, our clients, the financial system, and the FDIC insurance fund, not our shareholders or creditors. The financial services industry has experienced an extended period of significant change in laws and regulations, as well as a high degree of scrutiny from various regulators, including the SEC, the Fed, the FDIC, the OCC and the CFPB, in addition to stock exchanges, FINRA, and governmental authorities, such as state attorneys general. The SEC has recently been very active in proposing and adopting major new rules and regulations that affect public companies and, in particular, the financial services industry. Several of these new rules have been adopted after significantly abbreviated periods for public comments, and these new or proposed rules involve sweeping changes that could require significant shifts in industry operations and practices, thereby increasing uncertainty for markets and investors. Penalties and fines imposed by regulatory and other governmental authorities have also

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
been substantial and growing in recent years. Additionally, an increasing number of U.S. states have proposed, or are considering, their own laws and regulations, and as a result our activities could be subject to overlapping and divergent regulation. We may be adversely affected by the adoption of new rules and by changes in the interpretation or enforcement of existing laws, rules and regulations. Existing and new laws and regulations could negatively affect our revenue, limit our ability to pursue business opportunities, impact the value of our assets, require us to alter our business practices, impose additional compliance costs, and otherwise adversely affect our businesses.

Additionally, our international business operations are subject to laws, regulations, and standards in the countries in which we operate. In many cases, our activities have been and may continue to be subject to overlapping and divergent regulation in different jurisdictions. As our international operations continue to grow, we may need to comply with additional laws, rules, and regulations which could require us to alter our business practices and/or result in additional compliance costs. Any violations of these laws, regulations or standards could subject us to a range of potential regulatory events or outcomes that could have a material adverse effect on our business, financial condition and prospects including potential adverse impacts on continued operations in the relevant international jurisdiction.

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

Broker-dealers and investment advisors are subject to regulations covering all aspects of the securities business, including, but not limited to: sales and trading methods; trade practices among broker-dealers; use and safekeeping of clients’ funds and securities; capital structure of securities firms; anti-money laundering efforts; recordkeeping; and the conduct of directors, officers and employees. Any violation of these laws or regulations could subject us to the following events, any of which could have a material adverse effect on our business, financial condition, reputation, and prospects: civil and criminal liability for us or our employees or affiliated financial advisors; sanctions, which could include the revocation of our subsidiaries’ registrations as investment advisors or broker-dealers; the revocation of the licenses of our financial advisors; censures; fines; conditions or limitations on our business activities, including higher capital requirements; or a temporary suspension or permanent bar from conducting business. As a recent example of this risk, the firm continues to cooperate with the SEC in connection with an investigation of the firm’s investment advisory business’ compliance with records preservation requirements relating to business communications sent over electronic messaging channels that have not been approved by the firm. The SEC has announced their imposition of significant fines on a number of financial services companies in connection with similar investigations, and has reportedly conducted similar investigations of record preservation practices at other financial institutions. See Note 19 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information.

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

As discussed in “Item 1 - Business - Regulation” of this Form 10-K, on October 24, 2023, federal banking regulators issued a joint final rule that makes extensive amendments to the regulations that implement the CRA. We are evaluating the impact of the new rule which generally becomes effective on January 1, 2026, with its additional data collection and reporting requirements effective January 1, 2027. These amendments may potentially lead to increased costs related to compliance.

The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength for its subsidiary banks. The Federal Reserve could require RJF to commit resources to Raymond James Bank and TriState Capital Bank when doing so is not otherwise in the best interests of RJF or its shareholders or creditors.

Regulatory actions brought against us may result in judgments, settlements, fines, penalties or other results, any of which could have a material adverse effect on our business, financial condition, reputation, or results of operations. In particular, the

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
banking agencies have broad enforcement power over bank holding companies and banks, including with respect to unsafe or unsound practices or violations of law. There is no assurance that regulators will be satisfied with the policies and procedures implemented by RJF and its subsidiaries. In addition, from time to time, RJF and its subsidiaries may become subject to additional findings with respect to supervisory, compliance or other regulatory deficiencies, which could subject us to additional liability, including penalties and restrictions on our business activities. Among other things, these restrictions could limit our ability to make investments, complete acquisitions, expand into new business lines, pay dividends on our common and preferred stock and/or engage in share repurchases. In August 2023, Raymond James Investment Services Limited, one of our U.K. subsidiaries, agreed to a Voluntary Application for Imposition of Requirements (“VREQ”) with the FCA that prohibits the onboarding of new branches or financial advisors without the prior consent of the FCA. We do not expect this VREQ to have a material impact on our consolidated results of operations. See “Item 1 - Business - Regulation” of this Form 10-K for additional information regarding our regulatory environment.

Continued asset growth may result in changes to our status with respect to existing regulations as well as increased oversight, which will result in additional capital and other financial requirements and may increase our compliance costs.

We will incur increased regulatory scrutiny and heightened supervision (together with related compliance costs) as we continue to grow and approach certain consolidated asset thresholds, which have the effect of imposing enhanced standards and requirements on larger financial institutions. These include the potential application of enhanced prudential standards to us if our average total consolidated assets for four consecutive calendar quarters exceed $100 billion and we are therefore classified as a category IV bank holding company. Under such enhanced prudential standards, category IV bank holding companies are subject to greater regulation and supervision, including, but not limited to: certain capital planning and stress capital buffer requirements; supervisory capital stress testing conducted by the Fed biennially; and certain liquidity risk management and liquidity stress testing and buffer requirements. Our preparations for, and the application of, these enhanced prudential standards to RJF could adversely affect our results of operations and financial performance through additional capital and liquidity requirements and increased compliance costs. On July 27, 2023, U.S. banking regulators issued proposed rules that, if enacted, would result in changes to regulations applicable to bank holding companies. These proposals, most of which would apply to us once we are classified as a category IV bank holding company, create uncertainty in planning our compliance and any revisions to the proposals may negatively impact our business, including through increased costs related to compliance at the time such regulations become applicable to us.

Changes in requirements relating to the standard of care for broker-dealers have increased, and may continue to increase, our costs.

The SEC’s Regulation Best Interest requires, among other things, a broker-dealer to act in the best interest of a retail client when making a recommendation to that client of any securities transaction or investment strategy involving securities. The regulation imposes heightened standards on broker-dealers, and we have incurred substantial costs in order to review and modify our policies and procedures, including associated supervisory and compliance controls. We anticipate that we will continue to incur incremental costs in the future to comply with the standard.

In addition to the SEC, various states have adopted, or are considering adopting, laws and regulations seeking to impose new standards of conduct on broker-dealers that, as written, differ from the SEC’s regulations and may lead to additional implementation costs. Implementation of the SEC regulations, as well as any new state rules that are adopted addressing similar matters, has resulted in (and may continue to result in) increased costs related to compliance, legal, operations and information technology. Furthermore, certain non-U.S. jurisdictions have imposed heightened standards of conduct, which may have similar impacts on our business in those jurisdictions.

The DOL has indicated that it plans to amend the definition of “fiduciary” in connection with investment advice regarding employee benefit plans and IRAs. Imposing a new fiduciary standard could result in increased costs and other impacts to our business.

Numerous regulatory changes and enhanced regulatory and enforcement activity relating to our investment management activities may increase our compliance and legal costs and otherwise adversely affect our business.

As some of our wholly-owned subsidiaries are registered as investment advisers with the SEC, increased regulatory scrutiny and rulemaking initiatives may result in additional operational and compliance costs or the assessment of significant fines or penalties against our asset management business, and may otherwise limit our ability to engage in certain activities. While it is not possible to determine the extent of the long-term impact of any new laws or regulations that have been promulgated, or initiatives that have been or may be proposed, even the short-term impact of preparing for or implementing changes to our

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
infrastructure and processes could negatively affect the ways we conduct business and increase our compliance and legal costs. Conformance with any new law or regulations could also make compliance more difficult and expensive and affect our product and service offerings. New regulations regarding the management of hedge funds and the use of certain investment products, including additional recordkeeping and disclosure requirements, may also impact our asset management business and result in increased costs.

Failure to comply with regulatory capital requirements primarily applicable to RJF, Raymond James Bank, TriState Capital Bank or our broker-dealer subsidiaries would significantly harm our business.

As discussed in “Item 1 - Business - Regulation” of this Form 10-K, RJF, Raymond James Bank and TriState Capital Bank are subject to capital requirements administered by various federal regulators in the U.S. and, accordingly, must meet specific capital guidelines that involve quantitative measures of RJF’s, Raymond James Bank’s, and TriState Capital Bank’s assets, liabilities and certain off-balance sheet items, as calculated under regulatory guidelines. Failure to meet minimum capital requirements can trigger certain mandatory (and potentially discretionary) actions by regulators that, if undertaken, could harm either RJF’s, Raymond James Bank’s, or TriState Capital Bank’s operations and financial condition, including precluding us from accepting or renewing brokered deposits. Further, we are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and FINRA’s net capital rule, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiaries. Our non-U.S. subsidiaries are subject to similar limitations under applicable regulations in the countries in which they operate. Regulatory capital requirements applicable to some of our significant subsidiaries may impede access to funds that RJF may need to make payments on any of its obligations. See Note 24 of the Notes to Consolidated Financial Statements of this Form 10-K for further information on regulatory capital requirements.

The Basel III regulatory capital standards impose capital and other requirements on us that could negatively impact our profitability.

The Fed and other federal banking regulators have implemented the global regulatory capital requirements of Basel III and certain requirements implemented by the Dodd-Frank Act. The U.S. Basel III Rules establish the quantity and quality of regulatory capital, set forth a capital conservation buffer and define the calculation of risk-weighted assets. The capital requirements stipulated under the U.S. Basel III Rules could restrict our ability to grow during favorable market conditions or require us to raise additional capital. Revisions to the Basel III Rules could, when implemented in the U.S., negatively impact our regulatory capital ratio calculations or subject us to higher and more stringent capital and other regulatory requirements. As a result, our business, results of operations, financial condition and prospects could be adversely affected. See “Item 1 - Business - Regulation” of this Form 10-K for further information on the Basel III regulatory capital standards.

As a financial holding company, RJF’s liquidity depends on payments from its subsidiaries, which may be subject to regulatory restrictions.

RJF as a financial holding company depends on dividends, distributions and other payments from its subsidiaries in order to meet its obligations, including its debt service obligations and to fund dividend payments and share repurchases. RJF’s subsidiaries are subject to laws and regulations that restrict dividend payments or authorize regulatory bodies to prevent or reduce the flow of funds from those subsidiaries to RJF. If RJF’s subsidiaries are unable to make dividend payments to us and sufficient cash or liquidity is not otherwise available, RJF may not be able to make dividend payments to its shareholders, repurchase its shares, or make principal and interest payments on its outstanding debt. RJF’s broker-dealers and bank subsidiaries are limited in their ability to lend or transact with affiliates, are subject to minimum regulatory capital and other requirements and, in the case of our broker-dealer subsidiaries, limitations on their ability to use funds deposited with them in brokerage accounts to fund their businesses. These requirements and limitations may hinder RJF’s ability to access funds from its subsidiaries. Federal regulators, including the Fed and the SEC (through FINRA), have the authority and under certain circumstances, the obligation, to limit or prohibit dividend payments and stock repurchases by the banking organizations they supervise, including RJF and its bank subsidiaries. In addition, RJF’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of creditors of that subsidiary, except to the extent that any of RJF’s claims as a creditor of such subsidiary may be recognized. As a result, shares of RJF’s capital stock are effectively subordinated to all existing and future liabilities and obligations of its subsidiaries.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

RISKS RELATED TO AN INVESTMENT IN OUR PREFERRED AND COMMON STOCK

The rights of holders of our common stock are generally subordinate to the rights of holders of our outstanding, and any future issuances of, debt securities and preferred stock.

Our Board of Directors has the authority to issue debt securities as well as an aggregate of up to 10 million shares of preferred stock on the terms it determines appropriate without shareholder approval. Outstanding shares of our 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, par value $0.10 per share are senior to our common stock. Any debt or shares of preferred stock that we may issue in the future will also be senior to our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, holders of our common stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings may negatively affect the market price of our common stock.

The depositary shares representing our preferred stock are thinly traded and have limited voting rights.

The depositary shares representing interests in our preferred stock are listed on the NYSE, but an active, liquid trading market for such securities may not be sustained, and holders of our depositary shares may not be able to sell their shares at the volume, prices, or times desired. In addition, holders of our preferred stock (and, accordingly, holders of the depositary shares representing such stock), will have no voting rights with respect to matters that generally require the approval of our voting common shareholders. Holders of preferred stock have voting rights that are generally limited to: (i) authorizing, creating or issuing any capital stock ranking senior to such preferred stock, and (ii) amending, altering or repealing any provision of our Articles of Incorporation so as to adversely affect the powers, preferences or special rights of such series of preferred stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate our business from our principal location in St. Petersburg, Florida in 1.25 million square feet of office space that we own in the Carillon Office Park. We conduct certain operations from our owned facility in Southfield, Michigan, comprising approximately 90,000 square feet, and operate a 40,000 square foot information technology data center primarily on land that we own in the Denver, Colorado area. Our owned locations and principal leases, identified below, support more than one of our business segments.

We lease the premises we occupy in other U.S. and foreign locations, including employee-based branch office operations. Leases for branch offices for independent contractors are the responsibility of the respective independent contractor financial advisors and are not included in the amounts listed below. Our leases contain various expiration dates through fiscal year 2036. Our principal leases are in the following locations:

•We occupy leased space in major metropolitan areas throughout the U.S. which is used to provide services across our various businesses or in certain cases to provide corporate services outside of our principal location in St. Petersburg, Florida, including approximately 250,000 square feet in Memphis, 185,000 square feet in New York City, 90,000 square feet in Pittsburgh, 70,000 square feet in Chicago, 60,000 square feet in Houston, and 50,000 square feet in Boston;

•We occupy leased space of approximately 90,000 and 80,000 square feet in Toronto and Vancouver, respectively, along with other office and branch locations throughout Canada; and

•We occupy leased space of approximately 75,000 square feet in London, along with other office locations in the U.K. and Germany.

Additionally, we own approximately 65 acres of land located in Pasco County, Florida for potential development, as needed. We regularly monitor the facilities we own or occupy to ensure that they suit our needs, particularly as we expand our in-office, hybrid, and remote work options. To the extent that they do not meet our needs, we will expand, contract or relocate, as necessary. See Notes 2 and 14 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding our lease obligations.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
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

See Note 19 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding legal and regulatory matters contingencies, and refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical accounting estimates” in the section “Loss provisions for legal and regulatory matters” and Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K for information on our criteria for establishing accruals.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “RJF.” As of November 17, 2023, we had 343 holders of record of our common stock. Shares of our common stock are held by a substantially greater number of beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.

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

We did not have any sales of unregistered securities for the fiscal years ended September 30, 2023, 2022 or 2021.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
We purchase our own stock from time to time in conjunction with a number of activities, each of which is described in the following paragraphs. The following table presents information on our purchases of our own stock, on a monthly basis, for the year ended September 30, 2023.

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) at each month-end, of securities that may yet be purchased under the plans or programs
October 1, 2022 – October 31, 2022	358,103	$105.94	354,313	$800
November 1, 2022 – November 30, 2022	78,798	$120.60	—	$800
December 1, 2022 – December 31, 2022	937,747	$106.64	937,737	$1,400
First quarter	1,374,648	$107.26	1,292,050

January 1, 2023 – January 31, 2023	53,430	$114.90	—	$1,400
February 1, 2023 – February 28, 2023	13,586	$113.49	—	$1,400
March 1, 2023 – March 31, 2023	3,745,485	$93.45	3,745,388	$1,050
Second quarter	3,812,501	$93.82	3,745,388

April 1, 2023 – April 30, 2023	111,500	$89.67	111,500	$1,040
May 1, 2023 – May 31, 2023	2,069,035	$87.79	2,069,035	$858
June 1, 2023 – June 30, 2023	1,135,079	$95.55	1,133,895	$750
Third quarter	3,315,614	$90.51	3,314,430

July 1, 2023 – July 31, 2023	—	$—	—	$750
August 1, 2023 – August 31, 2023	—	$—	—	$750
September 1, 2023 – September 30, 2023	928	$90.15	—	$750
Fourth quarter	928	$90.15	—
Fiscal year total	8,503,691	$95.43	8,351,868

In December 2022, the Board of Directors authorized repurchase of our common stock in an aggregate amount of up to $1.5 billion, which replaced the previous authorization.

In the preceding table, the total number of shares purchased includes shares purchased pursuant to the Restricted Stock Trust Fund, which was established to acquire our common stock in the open market and used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly-owned Canadian subsidiaries. For more information on this trust fund, see Notes 2 and 10 of the Notes to Consolidated Financial Statements of this Form 10-K. These activities do not utilize the repurchase authorization presented in the preceding table.

The total number of shares purchased also includes shares repurchased as a result of employees surrendering shares as payment for option exercises or withholding taxes. These activities do not utilize the repurchase authorization presented in the preceding table.

ITEM 6. RESERVED

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

EXECUTIVE OVERVIEW

Year ended September 30, 2023 compared with the year ended September 30, 2022

For the year ended September 30, 2023, we generated net revenues of $11.62 billion and pre-tax income of $2.28 billion, up 6% and 13% compared with the prior year. Our net income available to common shareholders of $1.73 billion was 15% higher than the prior year and our earnings per diluted share of $7.97 reflected a 14% increase. Our return on common equity (“ROCE”) was 17.7%, compared with 17.0% for the prior year, and our return on tangible common equity (“ROTCE”) was 21.7%(1), compared with 19.8%(1) for the prior year.

The year ended September 30, 2023 included $98 million of net expenses related to acquisitions completed in prior years and the favorable impact of an insurance settlement received during the year related to a previously-settled legal matter. Excluding these items, our adjusted net income available to common shareholders was $1.81 billion(1), an increase of 12% compared with the prior year, and our adjusted earnings per diluted share were $8.30(1), an increase of 11%. Adjusted ROCE for the year was 18.4%(1), compared with 18.2%(1) in the prior year, and adjusted ROTCE was 22.5%(1), compared with 21.1%(1) in the prior year.

The increase in net revenues compared with the prior year was driven by the benefit of significantly higher short-term interest rates in the current year on both net interest income and RJBDP fees from third-party banks, as well as incremental revenues arising from our prior-year acquisitions of Charles Stanley Group PLC (“Charles Stanley”), TriState Capital Holdings, Inc. (“TriState Capital”), and SumRidge Partners. These increases were offset by lower investment banking and brokerage revenues, primarily due to a more challenging market environment during the current year, and a decline in asset management and related administrative fees, primarily attributable to lower PCG client assets in fee-based accounts at the beginning of each of the current-year quarterly billing periods.

Compensation, commissions and benefits expense was flat with the prior year, as the impact of the decrease in compensable revenues compared with the prior year was offset by incremental expenses arising from our prior-year acquisitions of Charles Stanley, TriState Capital, and SumRidge Partners, as well as an increase in compensation costs to support our growth and annual salary increases. Our compensation ratio was 62.8%, compared with 66.6% for the prior year. Excluding acquisition-related compensation expenses, our adjusted compensation ratio was 62.1%(1), compared with 66.1%(1) for the prior year. The decline in the compensation ratio from the prior year primarily resulted from changes in our revenue mix due to higher net interest income and RJBDP fees from third-party banks, which have little associated direct compensation.

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

Non-compensation expenses increased $388 million, or 23%. This increase resulted from multiple items, including elevated provisions for legal and regulatory matters during the current year for a number of matters totaling approximately $175 million, a portion of which related to the SEC industry sweep on off-platform communications, as well as incremental expenses arising from our prior-year acquisitions of Charles Stanley, TriState Capital, and SumRidge Partners, and increases in communications and information processing expenses, business development expenses, and the bank loan provision for credit losses. Partially offsetting these increases was the aforementioned favorable insurance settlement received. The bank loan provision for credit losses was $132 million for the current year, compared with a provision of $100 million for the prior year, which included an initial provision for credit losses of $26 million on loans acquired as part of the TriState Capital acquisition. The bank loan provision for credit losses for the current year primarily reflected the impacts of a weakened macroeconomic outlook for certain loan portfolios, including a weakened outlook for commercial real estate prices compared with the prior year, charge-offs of certain loans, and loan downgrades during the year. These increases were partially offset by the favorable impact of loan repayments and sales, which had a larger impact on the current fiscal year expense than provisions on new loans.

Our effective income tax rate was 23.7% for fiscal 2023, a decrease from 25.4% for the prior year. The decrease in the effective tax rate from the prior year was primarily due to the impact on our provision for income taxes of nontaxable valuation gains associated with our company-owned life insurance policies in the current year compared with nondeductible valuation losses in the prior year, partially offset by an increase in our effective income tax rate arising from nondeductible fines and penalties.

In December 2022, the Board of Directors increased the quarterly cash dividend on common shares to $0.42 per share and authorized common stock repurchases of up to $1.5 billion. During the twelve months ended September 30, 2023, we repurchased 8.35 million shares of our common stock under the Board of Directors’ common stock repurchase authorization for $788 million at an average price of $94 per share. After the effect of those repurchases, $750 million remained under our Board of Directors’ common stock repurchase authorization. We currently expect to continue to repurchase our common stock in fiscal 2024 to offset the impact of shares issued with the acquisition of TriState Capital as well as to offset dilution from share-based compensation; however, we will continue to monitor market conditions and other capital needs as we consider these repurchases.

As of September 30, 2023, our tier 1 leverage ratio of 11.9% and Total capital ratio of 22.8% were both more than double the regulatory requirement to be considered well-capitalized. We also continued to have substantial liquidity with $2.08 billion(1) of RJF corporate cash as of September 30, 2023, which includes parent cash loaned to RJ&A to invest on its behalf. We believe our capital and funding position provide us the opportunity to manage our balance sheet prudently and to continue to be opportunistic and invest in growth. We also have access to significant sources of funding for our business activities should the need arise, including borrowings against the $750 million balance available on our revolving credit facility, which was renewed and increased from $500 million in April 2023, as well as nearly $9.3 billion of FHLB borrowing capacity in the Bank segment.

As we look ahead, in spite of our expectation for economic uncertainty in the near term, we believe we are well-positioned for long-term growth, with our strong capital position and total client assets under administration of $1.26 trillion. Our financial advisor recruiting activity increased in the latter half of fiscal 2023, and our recruiting pipeline remains strong across our affiliation options. We expect our fiscal first quarter of 2024 asset management and related administrative fee revenues to be negatively impacted by the 2% decrease in fee-based account balances from June 30, 2023 to September 30, 2023, as well as an estimated 5% decline in our combined net interest income and RJBDP fees from third-party banks, reflecting the impact from higher-cost diversified funding sources including our ESP, which was launched to PCG clients in March 2023. While we have a healthy investment banking pipeline and saw improvement in investment banking activity in our fiscal fourth quarter of 2023, we anticipate that market uncertainty may continue to adversely impact the pace and timing of closings early in fiscal 2024, impacting our investment banking revenues. We also expect to continue to experience headwinds for fixed income brokerage revenues due to the decline in cash balances at many of our depository institution clients. Finally, although we have proactively taken steps to manage our credit risk in our loan portfolio, including selling approximately $670 million of par value of corporate loans during fiscal 2023, future economic deterioration or changes in our macroeconomic outlook could result in increased bank loan provisions for credit losses in future periods.

Year ended September 30, 2022 compared with the year ended September 30, 2021

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K for a discussion of our fiscal 2022 results compared to fiscal 2021.

(1) For additional information, please see the “Liquidity and capital resources - Sources of liquidity” section in this MD&A.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES TO GAAP FINANCIAL MEASURES

We utilize certain non-GAAP financial measures as additional measures to aid in, and enhance, the understanding of our financial results and related measures. These non-GAAP financial measures have been separately identified in this document. We believe certain of these non-GAAP financial measures provide useful information to management and investors by excluding certain material items that may not be indicative of our core operating results. We utilize these non-GAAP financial measures in assessing the financial performance of the business, as they facilitate a comparison of current- and prior-period results. We believe that ROTCE is meaningful to investors as it facilitates comparisons of our results to the results of other companies. In the following tables, the tax effect of non-GAAP adjustments reflects the statutory rate associated with each non-GAAP item. These non-GAAP financial measures should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP. In addition, our non-GAAP financial measures may not be comparable to similarly titled non-GAAP financial measures of other companies. The following tables provide a reconciliation of non-GAAP financial measures to the most directly comparable GAAP measures.

	Year ended September 30,
$ in millions	2023	2022	2021
Net income available to common shareholders	$1,733	$1,505	$1,403
Non-GAAP adjustments:
Expenses directly related to acquisitions included in the following financial statement line items:
Compensation, commissions and benefits:
Acquisition-related retention	70	58	48
Other acquisition-related compensation	10	2	1
Total “Compensation, commissions and benefits” expense	80	60	49
Communications and information processing	2	—	—
Professional fees	3	12	10
Bank loan provision for credit losses — Initial provision for credit losses on acquired loans	—	26	—
Other:
Amortization of identifiable intangible assets	45	33	21
Initial provision for credit losses on acquired lending commitments	—	5	—
All other acquisition-related expenses	—	11	2
Total “Other” expense	45	49	23
Total expenses related to acquisitions	130	147	82
Losses on extinguishment of debt	—	—	98
Other — Insurance settlement received	(32)	—	—
Pre-tax impact of non-GAAP adjustments	98	147	180
Tax effect of non-GAAP adjustments	(25)	(37)	(43)
Total non-GAAP adjustments, net of tax	73	110	137
Adjusted net income available to common shareholders	$1,806	$1,615	$1,540

Compensation, commissions and benefits expense	$7,299	$7,329	$6,584
Less: Total compensation-related acquisition expenses (as detailed above)	80	60	49
Adjusted “Compensation, commissions and benefits” expense	$7,219	$7,269	$6,535

Total compensation ratio	62.8%	66.6%	67.5%
Less the impact of non-GAAP adjustments on compensation ratio:
Acquisition-related retention	0.6%	0.5%	0.5%
Other acquisition-related compensation	0.1%	—%	—%
Total “Compensation, commissions and benefits” expenses related to acquisitions	0.7%	0.5%	0.5%
Adjusted total compensation ratio	62.1%	66.1%	67.0%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

	Year ended September 30,
	2023	2022	2021
Diluted earnings per common share	$7.97	$6.98	$6.63
Impact of non-GAAP adjustments on diluted earnings per common share:
Compensation, commissions and benefits:
Acquisition-related retention	0.32	0.27	0.23
Other acquisition-related compensation	0.05	0.01	—
Total “Compensation, commissions and benefits” expense	0.37	0.28	0.23
Communications and information processing	0.01	—	—
Professional fees	0.01	0.06	0.05
Bank loan provision for credit losses — Initial provision for credit losses on acquired loans	—	0.12	—
Other:
Amortization of identifiable intangible assets	0.21	0.15	0.10
Initial provision for credit losses on acquired lending commitments	—	0.02	—
All other acquisition-related expenses	—	0.05	0.01
Total “Other” expense	0.21	0.22	0.11
Total expenses related to acquisitions	0.60	0.68	0.39
Losses on extinguishment of debt	—	—	0.46
Other — Insurance settlement received	(0.15)	—	—
Tax effect of non-GAAP adjustments	(0.12)	(0.17)	(0.20)
Total non-GAAP adjustments, net of tax	0.33	0.51	0.65
Adjusted diluted earnings per common share	$8.30	$7.49	$7.28

	As of
$ in millions	September 30, 2023	September 30, 2022	September 30, 2021
Total common equity attributable to Raymond James Financial, Inc.	$10,135	$9,338	$8,245
Less non-GAAP adjustments:
Goodwill and identifiable intangible assets, net	1,907	1,931	882
Deferred tax liabilities related to goodwill and identifiable intangible assets, net	(131)	(126)	(64)
Tangible common equity attributable to Raymond James Financial, Inc.	$8,359	$7,533	$7,427

	Year ended September 30,
$ in millions	2023	2022	2021
Average common equity	$9,791	$8,836	$7,635
Impact of non-GAAP adjustments on average common equity:
Compensation, commissions and benefits:
Acquisition-related retention	35	27	23
Other acquisition-related compensation	4	1	—
Total “Compensation, commissions and benefits” expense	39	28	23
Communications and information processing	1	—	—
Professional fees	1	6	4
Bank loan provision for credit losses — Initial provision for credit losses on acquired loans	—	10	—
Other:
Amortization of identifiable intangible assets	22	16	9
Initial provision for credit losses on acquired lending commitments	—	2	—
All other acquisition-related expenses	—	6	1
Total “Other” expense	22	24	10
Total expenses related to acquisitions	63	68	37
Losses on extinguishment of debt	—	—	39
Other — Insurance settlement received	(26)	—	—
Tax effect of non-GAAP adjustments	(9)	(17)	(18)
Total non-GAAP adjustments, net of tax	28	51	58
Adjusted average common equity	$9,819	$8,887	$7,693

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

	Year ended September 30,
$ in millions	2023	2022	2021
Average common equity	$9,791	$8,836	$7,635
Less:
Average goodwill and identifiable intangible assets, net	1,928	1,322	809
Average deferred tax liabilities related to goodwill and identifiable intangible assets, net	(129)	(94)	(53)
Average tangible common equity	$7,992	$7,608	$6,879
Impact of non-GAAP adjustments on average tangible common equity:
Compensation, commissions and benefits:
Acquisition-related retention	35	27	23
Other acquisition-related compensation	4	1	—
Total “Compensation, commissions and benefits” expense	39	28	23
Communications and information processing	1	—	—
Professional fees	1	6	4
Bank loan provision for credit losses — Initial provision for credit losses on acquired loans	—	10	—
Other:
Amortization of identifiable intangible assets	22	16	9
Initial provision for credit losses on acquired lending commitments	—	2	—
All other acquisition-related expenses	—	6	1
Total “Other” expense	22	24	10
Total expenses related to acquisitions	63	68	37
Losses on extinguishment of debt	—	—	39
Other — Insurance settlement received	(26)	—	—
Tax effect of non-GAAP adjustments	(9)	(17)	(18)
Total non-GAAP adjustments, net of tax	28	51	58
Adjusted average tangible common equity	$8,020	$7,659	$6,937

Return on common equity	17.7%	17.0%	18.4%
Adjusted return on common equity	18.4%	18.2%	20.0%
Return on tangible common equity	21.7%	19.8%	20.4%
Adjusted return on tangible common equity	22.5%	21.1%	22.2%

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

NET INTEREST ANALYSIS

Largely in response to inflationary pressures since the beginning of fiscal year 2022, the Fed rapidly and consistently increased its benchmark short-term interest rates commencing in March 2022 and continuing throughout our fiscal 2023. Over this period, the Fed has increased the federal funds target rate from a range of 0.25% to 0.50% at March 31, 2022 to a range of 5.25% to 5.50% at September 30, 2023. While the Fed has left its benchmark rate unchanged in its most recent meetings, it has indicated that it intends to closely monitor market conditions to determine whether they will increase short-term interest rates further in our fiscal 2024. The following table details the Fed’s short-term interest rate activity over our fiscal 2022 and 2023.

Federal funds target rate schedule
RJF fiscal quarter ended	Effective date of interest rate action	Increase in interest rates (in basis points)	Federal funds target rate
March 31, 2022	March 17, 2022	25	0.25% - 0.50%
June 30, 2022	May 5, 2022	50	0.75% - 1.00%
June 30, 2022	June 16, 2022	75	1.50% - 1.75%
September 30, 2022	July 28, 2022	75	2.25% - 2.50%
September 30, 2022	September 22, 2022	75	3.00% - 3.25%
December 31, 2022	November 3, 2022	75	3.75% - 4.00%
December 31, 2022	December 15, 2022	50	4.25% - 4.50%
March 31, 2023	February 2, 2023	25	4.50% - 4.75%
March 31, 2023	March 23, 2023	25	4.75% - 5.00%
June 30, 2023	May 4, 2023	25	5.00% - 5.25%
September 30, 2023	July 27, 2023	25	5.25% - 5.50%

Given the relationship between our interest-sensitive assets and liabilities (primarily held in our PCG, Bank, and Other segments) and the nature of fees we earn from third-party banks on client cash balances swept to such banks as part of the RJBDP (included in account and service fees), our financial results are sensitive to changes in interest rates. Increases in short-term interest rates generally result in an increase in our net earnings, although the magnitude of the impact to our net interest income and net interest margin depends on the yields on interest-earning assets relative to the cost of interest-bearing liabilities, including deposit rates paid to clients on their cash balances. Our domestic client cash sweep balances continue to represent a relatively low-cost funding source. In fiscal 2023, we introduced the Enhanced Savings Program to our clients and increased our certificates of deposit balances as part of our strategy to diversify our funding sources, albeit at a higher relative cost than other alternatives.

As a result of our diverse funding sources and high concentration of floating-rate assets, we benefited from the increases in short-term interest rates during the second half of fiscal 2022 and continuing into our fiscal 2023, with combined net interest income and RJBDP fees from third-party banks increasing $1.47 billion, or 104%, compared with the prior year. However, despite recent increases in short-term interest rates, our net interest income and net interest margin decreased during the second half of our fiscal 2023 compared with the first half of our fiscal 2023 due to a more rapid increase in deposit costs than in recent periods primarily due to growth in the Enhanced Savings Program.

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

	Year ended September 30,
	2023			2022			2021
$ in millions	Average balance	Interest	Average rate	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest-earning assets:
Bank segment:
Cash and cash equivalents	$4,033	$199	4.89%	$1,884	$18	0.98%	$1,612	$2	0.14%
Available-for-sale securities	10,805	219	2.02%	9,651	136	1.40%	7,950	85	1.07%
Loans held for sale and investment: (1) (2)
Loans held for investment:
SBL	14,510	977	6.65%	9,561	324	3.34%	4,989	112	2.22%
C&I loans	10,955	767	6.90%	9,493	313	3.25%	7,828	201	2.54%
CRE loans	6,993	496	6.99%	4,205	158	3.70%	2,703	70	2.56%
REIT loans	1,680	119	6.99%	1,339	44	3.28%	1,273	32	2.48%
Residential mortgage loans	8,114	258	3.18%	6,170	170	2.76%	5,110	140	2.72%
Tax-exempt loans (3)	1,596	41	3.14%	1,355	35	3.15%	1,270	34	3.31%
Loans held for sale	173	13	7.61%	229	7	3.24%	163	4	2.55%
Total loans held for sale and investment	44,021	2,671	6.02%	32,352	1,051	3.24%	23,336	593	2.55%
All other interest-earning assets	156	9	5.67%	124	4	3.29%	182	4	1.50%
Interest-earning assets — Bank segment	$59,015	$3,098	5.21%	$44,011	$1,209	2.74%	$33,080	$684	2.07%
All other segments:
Cash and cash equivalents	$3,125	$159	5.08%	$4,114	$30	0.73%	$3,949	$10	0.25%
Assets segregated for regulatory purposes and restricted cash	4,722	197	4.17%	14,826	96	0.65%	8,735	15	0.17%
Trading assets — debt securities	1,059	57	5.40%	621	27	4.38%	475	13	2.67%
Brokerage client receivables	2,214	170	7.68%	2,529	100	3.94%	2,280	77	3.37%
All other interest-earning assets	1,809	67	3.46%	1,944	46	2.33%	1,594	24	1.54%
Interest-earning assets — all other segments	$12,929	$650	4.99%	$24,034	$299	1.24%	$17,033	$139	0.82%
Total interest-earning assets	$71,944	$3,748	5.17%	$68,045	$1,508	2.22%	$50,113	$823	1.64%
Interest-bearing liabilities:
Bank segment:
Bank deposits:
Money market and savings accounts	$40,463	$547	1.35%	$36,693	$81	0.22%	$28,389	$3	0.01%
Interest-bearing checking accounts	10,352	473	4.57%	2,061	39	1.88%	162	3	1.86%
Certificates of deposit	2,163	84	3.88%	870	15	1.68%	904	17	1.90%
Total bank deposits (4)	52,978	1,104	2.08%	39,624	135	0.34%	29,455	23	0.08%
FHLB advances and all other interest-bearing liabilities	1,364	37	2.67%	1,001	21	2.15%	864	19	2.12%
Interest-bearing liabilities — Bank segment	$54,342	$1,141	2.09%	$40,625	$156	0.38%	$30,319	$42	0.14%
All other segments:
Trading liabilities — debt securities	$727	$36	5.24%	$325	$12	3.64%	$150	$2	1.39%
Brokerage client payables	5,877	78	1.33%	15,530	24	0.15%	10,180	3	0.03%
Senior notes payable	2,038	92	4.53%	2,037	93	4.52%	2,078	96	4.62%
All other interest-bearing liabilities	620	26	3.78%	328	20	2.48%	241	7	1.14%
Interest-bearing liabilities — all other segments	$9,262	$232	2.51%	$18,220	$149	0.82%	$12,649	$108	0.85%
Total interest-bearing liabilities	$63,604	$1,373	2.15%	$58,845	$305	0.52%	$42,968	$150	0.34%
Firmwide net interest income		$2,375			$1,203			$673
Net interest margin (net yield on interest-earning assets)
Bank segment			3.28%			2.39%			1.95%
Firmwide			3.30%			1.77%			1.35%
(1)    Loans are presented net of unamortized purchase discounts or premiums, unearned income, deferred origination fees and costs, and charge-offs.
(2)    Nonaccrual loans are included in the average loan balances. Any payments received for corporate nonaccrual loans are applied entirely to principal. Interest income on residential mortgage nonaccrual loans is recognized on a cash basis.
(3)    The average rate on tax-exempt loans in the preceding table is presented on a taxable-equivalent basis utilizing the applicable federal statutory rates for each of the years presented.
(4)    The average balance, interest expense, and average rate for “Total bank deposits” included amounts associated with affiliate deposits. Such amounts are eliminated in consolidation and are offset in “All other interest-bearing liabilities” under “All other segments.”

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous year’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous year’s volume. Changes attributable to both volume and rate have been allocated proportionately.

	Year ended September 30,
	2023 compared to 2022			2022 compared to 2021
	Increase/(decrease) due to			Increase/(decrease) due to
$ in millions	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:	Interest income
Bank segment:
Cash and cash equivalents	$40	$141	$181	$—	$16	$16
Available-for-sale securities	17	66	83	21	30	51
Loans held for sale and investment:
Loans held for investment:
SBL	223	430	653	137	75	212
C&I loans	55	399	454	48	64	112
CRE loans	145	193	338	49	39	88
REIT loans	14	61	75	2	10	12
Residential mortgage loans	59	29	88	28	2	30
Tax-exempt loans	6	—	6	3	(2)	1
Loans held for sale	(3)	9	6	2	1	3
Total loans held for sale and investment	499	1,121	1,620	269	189	458
All other interest-earning assets	1	4	5	(2)	2	—
Interest-earning assets — Bank segment	$557	$1,332	$1,889	$288	$237	$525
All other segments:
Cash and cash equivalents	$(9)	$138	$129	$—	$20	$20
Assets segregated for regulatory purposes and restricted cash	(116)	217	101	16	65	81
Trading assets — debt securities	23	7	30	5	9	14
Brokerage client receivables	(14)	84	70	9	14	23
All other interest-earning assets	(3)	24	21	6	16	22
Interest-earning assets — all other segments	$(119)	$470	$351	$36	$124	$160
Total interest-earning assets	$438	$1,802	$2,240	$324	$361	$685

Interest-bearing liabilities:	Interest expense
Bank segment:
Bank deposits:
Money market and savings accounts	$9	$457	$466	$1	$77	$78
Interest-bearing checking accounts	321	113	434	36	—	36
Certificates of deposit	37	32	69	(1)	(1)	(2)
Total bank deposits	367	602	969	36	76	112
FHLB advances and all other interest-bearing liabilities	10	6	16	2	—	2
Interest-bearing liabilities — Bank segment	$377	$608	$985	$38	$76	$114
All other segments:
Trading liabilities — debt securities	18	6	24	5	5	10
Brokerage client payables	(23)	77	54	3	18	21
Senior notes payable	—	(1)	(1)	(1)	(2)	(3)
All other interest-bearing liabilities	4	2	6	3	10	13
Interest-bearing liabilities — all other segments	$(1)	$84	$83	$10	$31	$41
Total interest-bearing liabilities	$376	$692	$1,068	$48	$107	$155
Change in firmwide net interest income	$62	$1,110	$1,172	$276	$254	$530

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

RESULTS OF OPERATIONS – PRIVATE CLIENT GROUP

Through our PCG segment, we provide financial planning, investment advisory and securities transaction services for which we generally charge either asset-based fees (presented in “Asset management and related administrative fees”) or sales commissions (presented in “Brokerage revenues”). We also earn revenues for distribution and related support services performed primarily related to mutual and other funds, as well as fixed and variable annuities and insurance products. Asset management and related administrative fees and brokerage revenues in this segment are typically correlated with the level of PCG client AUA, including those in fee-based accounts, as well as the overall U.S. equity markets. In periods where equity markets improve, AUA and client activity generally increase, thereby having a favorable impact on net revenues. In periods of rising interest rates, we may also see increased interest in fixed income and fixed annuity products.

We also earn servicing fees, such as omnibus and education and marketing support fees, from mutual fund, annuity, and exchange-traded product companies whose products we distribute. Servicing fees earned from mutual fund and annuity companies are based on the level of assets, a flat fee or number of positions in such programs. Our PCG segment also earns fees from banks to which we sweep clients’ cash in the RJBDP, including both third-party banks and our Bank segment. Such fees, which generally fluctuate based on average balances in the program and short-term interest rates, are included in “Account and service fees.” See “Clients’ domestic cash sweep balances” in the “Selected key metrics” section for further information about fees earned from the RJBDP.

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

For an overview of our PCG segment operations, refer to the information presented in “Item 1 - Business” of this Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Operating results

	Year ended September 30,			% change
$ in millions	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Revenues:
Asset management and related administrative fees	$4,545	$4,710	$4,056	(4)%	16%
Brokerage revenues:
Mutual and other fund products	540	620	670	(13)%	(7)%
Insurance and annuity products	439	438	438	—%	—%
Equities, ETFs and fixed income products	455	458	438	(1)%	5%
Total brokerage revenues	1,434	1,516	1,546	(5)%	(2)%
Account and service fees:
Mutual fund and annuity service fees	415	428	408	(3)%	5%
RJBDP fees:
Bank segment	1,093	357	183	206%	95%
Third-party banks	498	202	76	147%	166%
Client account and other fees	231	220	157	5%	40%
Total account and service fees	2,237	1,207	824	85%	46%
Investment banking	35	38	47	(8)%	(19)%
Interest income	455	249	123	83%	102%
All other	48	32	25	50%	28%
Total revenues	8,754	7,752	6,621	13%	17%
Interest expense	(100)	(42)	(10)	138%	320%
Net revenues	8,654	7,710	6,611	12%	17%
Non-interest expenses:
Financial advisor compensation and benefits	4,537	4,696	4,204	(3)%	12%
Administrative compensation and benefits	1,390	1,199	1,015	16%	18%
Total compensation, commissions and benefits	5,927	5,895	5,219	1%	13%
Non-compensation expenses:
Communications and information processing	388	332	275	17%	21%
Occupancy and equipment	211	198	179	7%	11%
Business development	155	126	71	23%	77%
Professional fees	65	56	46	16%	22%
All other	145	73	72	99%	1%
Total non-compensation expenses	964	785	643	23%	22%
Total non-interest expenses	6,891	6,680	5,862	3%	14%
Pre-tax income	$1,763	$1,030	$749	71%	38%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Selected key metrics

PCG client asset balances

	As of September 30,
$ in billions	2023	2022	2021
AUA (1)	$1,201.2	$1,039.0	$1,115.4
RCS AUA (2)	$133.3	$108.5	$92.7
Assets in fee-based accounts (1) (3)	$683.2	$586.0	$627.1
RCS assets in fee-based accounts (2)	$111.7	$89.9	$77.2
Percent of AUA in fee-based accounts	56.9%	56.4%	56.2%
(1)These metrics include the impact from the acquisition of Charles Stanley, which was completed on January 21, 2022.
(2)Represents assets associated with firms affiliated with us through our RCS division which are included in AUA and assets in fee-based accounts. Based on the nature of the services provided to such firms, revenues related to these assets are included in “Account and service fees.”
(3)A portion of our “Assets in fee-based accounts” is invested in “managed programs” overseen by our Asset Management segment, specifically our Asset Management Services division of RJ&A (“AMS”). These assets are included in our financial assets under management as disclosed in the “Selected key metrics” section of our “Management’s Discussion and Analysis - Results of Operations - Asset Management.”

PCG net new assets

	As of September 30,
$ in millions	2023	2022	2021
Domestic Private Client Group net new assets (1) (2)	$73,254	$95,041	$83,275
Domestic Private Client Group net new assets growth (3)	7.7%	8.5%	10.0%

(1)    Domestic Private Client Group net new assets represents domestic Private Client Group client inflows, including dividends and interest, less domestic Private Client Group client outflows, including commissions, advisory fees and other fees.
(2)    This metric includes the impact of the departure of approximately $5 billion of assets under administration related to the portion of advisors previously associated through a single relationship in our independent contractors division whose affiliation with the firm ended in the fiscal third quarter of 2023.
(3)    The Domestic Private Client Group net new asset growth - annualized percentage is based on the beginning Domestic Private Client Group AUA balance for the indicated period.

PCG AUA and PCG assets in fee-based accounts as of September 30, 2023 increased 16% and 17%, respectively, compared with September 30, 2022, due to net equity market appreciation and strong net inflows of client assets during the year, primarily due to the favorable impact of our recruiting. PCG assets in fee-based accounts continued to be a significant percentage of overall PCG AUA due to many clients’ preference for fee-based alternatives versus transaction-based accounts and, as a result, a significant portion of our PCG revenues is more directly impacted by market movements.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Financial advisors

	As of September 30,
	2023	2022	2021
Employees	3,693	3,638	3,461
Independent contractors (1)	5,019	5,043	5,021
Total advisors	8,712	8,681	8,482

(1)    Includes the impacts of the transfer of one firm with 166 financial advisors previously affiliated as independent contractors to our RCS division during our fiscal third quarter of 2022 and the departure of approximately 60 financial advisors, representing the portion of advisors previously associated through a single relationship in our independent contractors division whose affiliation with the firm ended in the fiscal third quarter of 2023.

The number of financial advisors as of September 30, 2023 increased compared to the prior year, as the number of new recruits and trainees that were moved into production roles exceeded the number of financial advisors who left the firm, including planned retirements where assets are generally retained at the firm pursuant to advisor succession plans. We may experience transfers to our RCS division in fiscal 2024; however, consistent with our experience in fiscal 2023, we would not expect these financial advisor transfers to significantly impact our results of operations. Advisors in our RCS division are not included in our financial advisor metric although their client assets are included in PCG AUA.

Clients’ domestic cash sweep balances

	As of September 30,
$ in millions	2023	2022	2021
RJBDP:
Bank segment	$25,355	$38,705	$31,410
Third-party banks	15,858	21,964	24,496
Subtotal RJBDP	41,213	60,669	55,906
CIP	1,620	6,445	10,762
Total clients’ domestic cash sweep balances	42,833	67,114	66,668
ESP (1)	13,592	—	—
Total clients’ domestic cash sweep and ESP balances	$56,425	$67,114	$66,668

(1)    In March 2023, we launched our ESP, in which Private Client Group clients may deposit cash in a high-yield Raymond James Bank account. These balances are reflected in Bank deposits on our Consolidated Statements of Financial Condition.

	Year ended September 30,
	2023	2022	2021
Average yield on RJBDP - third-party banks	3.20%	0.82%	0.30%

A significant portion of our domestic clients’ cash is included in the RJBDP, a multi-bank sweep program in which clients’ cash deposits in their accounts are swept into interest-bearing deposit accounts at either Raymond James Bank or TriState Capital Bank, which are included in our Bank segment, or various third-party banks. Such balances swept to third-party banks are not reflected on our Consolidated Statements of Financial Condition. Our PCG segment earns servicing fees for the administrative services we provide related to our clients’ deposits that are swept to such banks as part of the RJBDP. These servicing fees are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates and the interest paid to clients on balances in the RJBDP. Under our intersegment policies, the PCG segment receives the greater of a base servicing fee or a net yield equivalent to the average yield that the firm would otherwise receive from third-party banks in the RJBDP. In the current interest-rate environment the PCG segment revenues throughout fiscal 2023 reflect RJBDP fee revenues derived from the yield from third-party banks in the program and the Bank segment RJBDP servicing costs reflect such market rate for the deposits. In fiscal 2022, the PCG segment revenues reflected the base servicing fee until May 2022, when the yield from third-party banks first exceeded such level. The fees that the PCG segment earns from the Bank segment, as well as the servicing costs incurred on the deposits in the Bank segment, are eliminated in consolidation.

The “Average yield on RJBDP - third-party banks” in the preceding table is computed by dividing RJBDP fees from third-party banks, which are net of the interest expense paid to clients by the third-party banks, by the average daily RJBDP balance at third-party banks. The average yield on RJBDP - third-party banks increased from the prior year as a result of the significant increases in the Fed’s short-term benchmark interest rate, which began in March 2022.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Total clients’ domestic cash sweep and Enhanced Savings Program balances decreased 16% compared with September 30, 2022, as a result of client cash sorting activity, where clients deploy cash balances in their brokerage account to higher yielding alternatives, driven by the higher short-term interest rate environment throughout fiscal 2023, partially offset by the launch of the Enhanced Savings Program in March 2023, which resulted in $13.59 billion of client cash balances invested in the program as of September 30, 2023. PCG segment results can be impacted not only by changes in the level of client cash balances, but also by the allocation of client cash balances between RJBDP, CIP, and the Enhanced Savings Program, as the PCG segment may earn different amounts from each of these client cash destinations, depending on multiple factors.

Year ended September 30, 2023 compared with the year ended September 30, 2022

Net revenues of $8.65 billion increased 12% and pre-tax income of $1.76 billion increased 71%.

Asset management and related administrative fees decreased $165 million, or 4%, primarily due to lower assets in fee-based accounts at the beginning of each of the current-year quarterly billing periods compared with the prior-year quarterly billing periods, partially offset by incremental revenues arising from the acquisition of Charles Stanley.

Brokerage revenues decreased $82 million, or 5%, primarily due to lower trailing revenues from mutual fund and annuity products primarily resulting from market-driven declines in asset values for products for which we receive trails, as well as lower sales of equity products, mutual and other fund products, variable annuities, and insurance products. These decreases were partially offset by higher fixed annuity and fixed income product sales.

Account and service fees increased $1.03 billion, or 85%, primarily due to an increase in RJBDP fees from both our Bank segment and third-party banks resulting from significantly higher short-term interest rates compared with the prior year, partially offset by a decline in average RJBDP balances.

Net interest income increased $148 million, or 71%, primarily due to the significant increase in short-term interest rates applicable to our cash, segregated cash, and client margin account balances, partially offset by lower average balances.

Other revenues increased $16 million, or 50%, primarily due to a favorable arbitration award during the fiscal third quarter of 2023. The benefit of this award was largely offset by associated compensation expenses and external legal fees incurred over the duration of the claim period, a portion of which was incurred during fiscal 2023.

Compensation-related expenses increased $32 million, or 1%, primarily due to an increase in compensation costs to support our growth, annual salary increases, and incremental expenses resulting from our acquisition of Charles Stanley, partially offset by lower commission expense resulting from lower compensable revenues, including asset management and related administrative fees and brokerage revenues.

Non-compensation expenses increased $179 million, or 23%, due to higher provisions for legal and regulatory matters, incremental expenses resulting from our acquisition of Charles Stanley, higher communications and information processing expenses primarily due to ongoing enhancements of our technology platforms, and increases in travel and event-related expenses compared with the low levels incurred in the prior year.

Year ended September 30, 2022 compared with the year ended September 30, 2021

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K for a discussion of our fiscal 2022 results compared to fiscal 2021.

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

We provide various investment banking services, including merger & acquisition advisory, and other advisory services, underwriting of public and private equity and debt financing for corporate clients, and public financing activities. Revenues from investment banking activities are driven principally by our role in the transaction and the number and sizes of the transactions with which we are involved.

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

For an overview of our Capital Markets segment operations, refer to the information presented in “Item 1 - Business” of this Form 10-K.

Operating results

	Year ended September 30,			% change
$ in millions	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Revenues:
Brokerage revenues:
Fixed income	$345	$448	$515	(23)%	(13)%
Equity	130	142	145	(8)%	(2)%
Total brokerage revenues	475	590	660	(19)%	(11)%
Investment banking:
Merger & acquisition and advisory	418	709	639	(41)%	11%
Equity underwriting	85	210	285	(60)%	(26)%
Debt underwriting	110	143	172	(23)%	(17)%
Total investment banking	613	1,062	1,096	(42)%	(3)%
Interest income	88	36	16	144%	125%
Affordable housing investments business revenues	109	127	105	(14)%	21%
All other	14	21	18	(33)%	17%
Total revenues	1,299	1,836	1,895	(29)%	(3)%
Interest expense	(85)	(27)	(10)	215%	170%
Net revenues	1,214	1,809	1,885	(33)%	(4)%
Non-interest expenses:
Compensation, commissions and benefits	902	1,065	1,055	(15)%	1%
Non-compensation expenses:
Communications and information processing	102	89	83	15%	7%
Occupancy and equipment	42	38	37	11%	3%
Business development	61	45	34	36%	32%
Professional fees	56	47	54	19%	(13)%
All other	142	110	90	29%	22%
Total non-compensation expenses	403	329	298	22%	10%
Total non-interest expenses	1,305	1,394	1,353	(6)%	3%
Pre-tax income/(loss)	$(91)	$415	$532	NM	(22)%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Year ended September 30, 2023 compared with the year ended September 30, 2022

Net revenues of $1.21 billion decreased 33% and we generated a pre-tax loss of $91 million compared with pre-tax income of $415 million in the prior year.

Investment banking revenues decreased $449 million, or 42%, compared with a strong prior year, as activity levels were negatively impacted in the current year by macroeconomic uncertainties and significantly higher interest rates, which dampened capital markets activity across the industry. Investment banking revenues improved during our fiscal fourth quarter compared to the first three quarters of 2023.

Brokerage revenues decreased $115 million, or 19%, primarily due to a decrease in fixed income brokerage revenues resulting from decreased activity from depository institution clients due to challenging market conditions, partially offset by incremental revenues from SumRidge Partners, which was acquired on July 1, 2022.

Compensation-related expenses decreased $163 million, or 15%, primarily due to the decrease in revenues, partially offset by incremental expenses associated with growth investments, including our acquisition of SumRidge Partners, higher salaries, in part due to inflationary and market compensation pressures, and higher share-based compensation amortization resulting from production-related awards granted in prior years which are amortized over the vesting period.

Non-compensation expenses increased $74 million, or 22%, primarily due to incremental expenses associated with SumRidge Partners, higher provisions for legal and regulatory matters in the current year, and increased travel and event-related expenses and professional fees.

Year ended September 30, 2022 compared with the year ended September 30, 2021

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K for a discussion of our fiscal 2022 results compared to fiscal 2021.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

RESULTS OF OPERATIONS – ASSET MANAGEMENT

Our Asset Management segment earns asset management and related administrative fees for providing asset management, portfolio management and related administrative services to retail and institutional clients. This segment oversees the portion of our fee-based AUA invested in “managed programs” for our PCG clients through AMS. This segment also provides asset management services through Raymond James Investment Management for certain retail accounts managed on behalf of third-party institutions, institutional accounts, and proprietary mutual funds that we manage, generally using active portfolio management strategies. Asset management fees are based on fee-billable assets under management, which are impacted by market fluctuations and net inflows or outflows of assets. Rising equity markets have historically had a positive impact on revenues as existing accounts increase in value. Conversely, declining markets typically have a negative impact on revenue levels.

Our Asset Management segment also earns administrative fees on certain fee-based assets within PCG that are not overseen by our Asset Management segment, but for which the segment provides administrative support (e.g., record-keeping). These administrative fees are based on asset balances, which are impacted by market fluctuations and net inflows or outflows of assets.

Our Asset Management segment also earns asset management and related administrative fees through services provided by RJ Trust and RJTCNH. For an overview of our Asset Management segment operations, refer to the information presented in “Item 1 - Business” of this Form 10-K.

Operating results

	Year ended September 30,			% change
$ in millions	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Revenues:
Asset management and related administrative fees:
Managed programs	$573	$585	$570	(2)%	3%
Administration and other	273	297	267	(8)%	11%
Total asset management and related administrative fees	846	882	837	(4)%	5%
Account and service fees	21	22	18	(5)%	22%
All other	18	10	12	80%	(17)%
Net revenues	885	914	867	(3)%	5%
Non-interest expenses:
Compensation, commissions and benefits	198	194	182	2%	7%
Non-compensation expenses:
Communications and information processing	57	53	47	8%	13%
Investment sub-advisory fees	147	149	127	(1)%	17%
All other	132	132	122	—%	8%
Total non-compensation expenses	336	334	296	1%	13%
Total non-interest expenses	534	528	478	1%	10%
Pre-tax income	$351	$386	$389	(9)%	(1)%

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

Financial assets under management

	As of September 30,
$ in billions	2023	2022	2021
AMS (1)	$139.2	$119.8	$134.4
Raymond James Investment Management	68.7	64.2	67.8
Subtotal financial assets under management	207.9	184.0	202.2
Less: Assets managed for affiliated entities (2)	(11.5)	(10.2)	(10.3)
Total financial assets under management	$196.4	$173.8	$191.9

(1)Represents the portion of our PCG segment fee-based AUA (as disclosed in “Assets in fee-based accounts” in the “Selected key metrics - PCG client asset balances” section of our “Management’s Discussion and Analysis - Results of Operations - Private Client Group”) that is invested in managed programs overseen by the Asset Management segment.
(2)Represents the portion of the AMS AUM that is managed by Raymond James Investment Management and, as a result, are included in both AMS and Raymond James Investment Management in the preceding table. This amount is removed in the calculation of “Total financial assets under management.”

Activity (including activity in assets managed for affiliated entities)

	Year ended September 30,
$ in billions	2023	2022	2021
Financial assets under management at beginning of year	$184.0	$202.2	$161.7
Raymond James Investment Management:
Acquisition of Chartwell Investment Partners (“Chartwell’) (1)	—	9.8	—
Raymond James Investment Management - net inflows/(outflows)	2.2	(1.5)	(0.5)
AMS - net inflows	6.0	9.7	13.5
Net market appreciation/(depreciation) in asset values	15.7	(36.2)	27.5
Financial assets under management at end of year	$207.9	$184.0	$202.2

(1)Represents June 1, 2022 assets under management of Chartwell, a registered investment adviser acquired as part of the TriState Capital acquisition. See Note 3 of the Notes to Consolidated Financial Statements of this Form 10-K for further information about this acquisition.

AMS

See “Management’s Discussion and Analysis - Results of Operations - Private Client Group” for further information about our retail client assets, including those fee-based assets invested in programs managed by AMS.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Raymond James Investment Management

Assets managed by Raymond James Investment Management include assets managed by our subsidiaries: Eagle Asset Management, Scout Investments, Reams Asset Management (a division of Scout Investments), ClariVest Asset Management, Cougar Global Investments, and Chartwell, which was acquired on June 1, 2022 in connection with our acquisition of TriState Capital. The following table presents Raymond James Investment Management’s AUM by objective, excluding assets for which it does not exercise discretion, as well as the approximate average client fee rate earned on such assets.

	As of September 30, 2023
$ in billions	AUM	Average fee rate
Equity	$23.0	0.56%
Fixed income	37.8	0.20%
Balanced	7.9	0.33%
Total financial assets under management	$68.7	0.34%

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

	Year ended September 30,
$ in billions	2023	2022	2021
Total assets	$391.1	$329.2	$365.3

The increase in assets compared to the prior year was primarily due to equity market appreciation, successful financial advisor recruiting and retention, and the continued trend of clients moving to fee-based accounts from transaction-based accounts. Administrative fees associated with these programs are predominantly based on balances at the beginning of each quarterly billing period.

RJ Trust

The following table includes assets held in asset-based programs in RJ Trust (including those managed for affiliated entities).

	Year ended September 30,
$ in billions	2023	2022	2021
Total assets	$8.5	$7.3	$8.1

Year ended September 30, 2023 compared with the year ended September 30, 2022

Net revenues of $885 million decreased 3% and pre-tax income of $351 million decreased 9%.

Asset management and related administrative fees decreased $36 million, or 4%, driven by lower assets in non-discretionary asset-based programs and financial assets under management at AMS at the beginning of each of the current-year quarterly billing periods compared with the prior-year quarterly billing periods, as well as lower average financial assets under management at Raymond James Investment Management (excluding Chartwell), in each case primarily due to market-driven depreciation in asset values. These declines were partially offset by incremental revenues of Chartwell.

Compensation expenses increased $4 million, or 2%, and non-compensation expenses increased $2 million, or 1%, both primarily due to incremental expenses resulting from the Chartwell acquisition.

Year ended September 30, 2022 compared to the year ended September 30, 2021

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K for a discussion of our fiscal 2022 results compared to fiscal 2021.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

RESULTS OF OPERATIONS – BANK

The Bank segment provides various types of loans, including SBL, corporate loans, residential mortgage loans, and tax-exempt loans. Our Bank segment is active in corporate loan syndications and participations and lending directly to clients. We also provide FDIC-insured deposit accounts, including to clients of our broker-dealer subsidiaries, as well as other retail and corporate deposit and liquidity management products and services. Our Bank segment generates net interest income principally through the interest income earned on loans and an investment portfolio of available-for-sale securities, which is offset by the interest expense it pays on client deposits and on its borrowings. Our Bank segment’s net interest income is affected by the levels of interest rates, interest-earning assets and interest-bearing liabilities. Higher interest-earning asset balances and higher interest rates generally lead to increased net interest income, depending upon spreads realized on interest-bearing liabilities. For more information on average interest-earning asset and interest-bearing liability balances and the related interest income and expense, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net interest analysis” of this Form 10-K. For an overview of our Bank segment operations, refer to the information presented in “Item 1 - Business” of this Form 10-K. Our Bank segment results include the results of TriState Capital Bank since the acquisition date of June 1, 2022. See Note 3 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding this acquisition.

Operating results

	Year ended September 30,			% change
$ in millions	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Revenues:
Interest income	$3,098	$1,209	$684	156%	77%
Interest expense	(1,141)	(156)	(42)	631%	271%
Net interest income	1,957	1,053	642	86%	64%
All other	56	31	30	81%	3%
Net revenues	2,013	1,084	672	86%	61%
Non-interest expenses:
Compensation and benefits	177	84	51	111%	65%
Non-compensation expenses:
Bank loan provision/(benefit) for credit losses	132	100	(32)	32%	NM
RJBDP fees to PCG	1,093	357	183	206%	95%
All other	240	161	103	49%	56%
Total non-compensation expenses	1,465	618	254	137%	143%
Total non-interest expenses	1,642	702	305	134%	130%
Pre-tax income	$371	$382	$367	(3)%	4%

Year ended September 30, 2023 compared with the year ended September 30, 2022

Net revenues of $2.01 billion increased 86%, while pre-tax income of $371 million decreased 3%.

Net interest income increased $904 million, or 86%, due to the significant increase in short-term interest rates and higher average interest-earning assets at Raymond James Bank, primarily bank loans, as well as incremental net interest income from the acquisition of TriState Capital Bank. These increases were partially offset by an increase in interest expense as we pursue more diversified funding sources which have a higher relative cost, such as the Enhanced Savings Program launched to PCG clients in our second fiscal quarter of 2023 and additional offerings of certificates of deposit. The net interest margin increased to 3.28% from 2.39% for the prior year.

All other revenues increased $25 million, or 81%, primarily due to incremental revenues from the TriState Capital Bank acquisition largely related to derivatives, valuation gains on certain company-owned life insurance policies compared with losses in the prior year, and higher foreign currency gains compared with the prior year.

The bank loan provision for credit losses was $132 million for the current year, compared with $100 million for the prior year. The bank loan provision for credit losses for the current year primarily reflected the impacts of a weakened macroeconomic outlook for certain loan portfolios, including a weakened outlook for commercial real estate prices compared with the prior year, charge-offs of certain loans, and loan downgrades during the year. These increases were partially offset by the favorable impact of loan repayments and sales, which had a larger impact on the current fiscal year expense than provisions on new loans. The provision for credit losses for the prior year reflected the impact of loan growth at Raymond James Bank and a weaker

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

economic outlook at that time, as well as an initial provision for credit losses on loans acquired as part of the TriState Capital Bank acquisition.

Compensation expenses increased $93 million, or 111%, primarily due to incremental expenses of TriState Capital Bank and, to a lesser extent, increased headcount and annual salary increases.

Non-compensation expenses, excluding the bank loan provision for credit losses, increased $815 million, or 157%, primarily due to an increase in RJBDP and other fees paid to PCG, and incremental expenses associated with TriState Capital Bank. RJBDP fees paid to PCG increased $736 million, or 206%, primarily due to a significant increase in short-term interest rates. These Bank segment fees and the related revenues earned by the PCG segment are eliminated in consolidation (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Private Client Group” for further information about these servicing fees).

Year ended September 30, 2022 compared to the year ended September 30, 2021

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K for a discussion of our fiscal 2022 results compared to fiscal 2021.

RESULTS OF OPERATIONS – OTHER

This segment includes interest income on certain corporate cash balances, our private equity investments, which predominantly consist of investments in third-party funds, certain other corporate investing activity, and certain corporate overhead costs of RJF that are not allocated to other segments, including the interest costs on our public debt and any losses on extinguishment of such debt, certain provisions for legal and regulatory matters, and certain acquisition-related expenses. For an overview of our Other segment operations, refer to the information presented in “Item 1 - Business” of this Form 10-K.

Operating results

	Year ended September 30,			% change
$ in millions	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Revenues:
Interest income	$147	$25	$8	488%	213%
Net gains on private equity investments	6	9	74	(33)%	(88)%
All other	3	9	6	(67)%	50%
Total revenues	156	43	88	263%	(51)%
Interest expense	(97)	(93)	(96)	4%	(3)%
Net revenues	59	(50)	(8)	NM	(525)%
Non-interest expenses:
Compensation and benefits	95	90	77	6%	17%
Insurance settlement received	(32)	—	—	NM	—%
Losses on extinguishment of debt	—	—	98	—%	(100)%
All other	110	51	63	116%	(19)%
Total non-interest expenses	173	141	238	23%	(41)%
Pre-tax loss	$(114)	$(191)	$(246)	40%	22%

Year ended September 30, 2023 compared to the year ended September 30, 2022

The pre-tax loss of $114 million was $77 million lower than the loss in the prior year.

Net revenues increased $109 million, primarily due to an increase in interest income earned as a result of higher short-term interest rates applicable to our corporate cash balances.

Non-interest expenses increased $32 million, or 23%, primarily due to a provision in the current year related to the SEC industry sweep on off-platform communications. This increase was partially offset by a $32 million insurance settlement received during the current year related to a previously settled legal matter, which was reflected as an offset to Other expenses, and a $22 million decrease in acquisition-related expenses.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Year ended September 30, 2022 compared to the year ended September 30, 2021

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K for a discussion of our fiscal 2022 results compared to fiscal 2021.

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

Total assets of $78.36 billion as of September 30, 2023 were $2.59 billion, or 3%, less than our total assets as of September 30, 2022. Assets segregated for regulatory purposes and restricted cash decreased $5.25 billion, primarily due to a decrease in client cash sweep balances, which resulted in a decline in client cash held in our CIP and a corresponding decline in segregated assets. The available-for-sale securities portfolio decreased $704 million as a result of our intention to utilize the cash generated from maturities in this portfolio as a source of funding for our business activities. Partially offsetting these decreases was a $3.14 billion increase in cash and cash equivalents as we have increased the cash held in our Bank segment since September 30, 2022 as a result of market factors that have impacted the banking industry during fiscal 2023, providing us flexibility to meet the needs of our clients. Bank loans, net increased $536 million primarily driven by an increase in residential mortgage loans and CRE loans, partially offset by a decrease in C&I loans and SBL.

As of September 30, 2023, our total liabilities of $68.17 billion were $3.35 billion, or 5%, less than our total liabilities as of September 30, 2022, primarily driven by a $6.0 billion decline in brokerage client payables, primarily related to the aforementioned decrease in CIP balances as of September 30, 2023. This decrease was partially offset by an increase in bank deposits of $2.84 billion, primarily due to the launch of the ESP to PCG clients in March 2023, which raised $13.59 billion of deposits during the year ended September 30, 2023, enabling us to shift a portion of our client cash sweep balances in the RJBDP from being held as bank deposits in our Bank segment to third-party banks in our RJBDP, which do not impact our Consolidated Statements of Financial Condition. The increase in deposits also allowed us to reduce our already modest level of borrowings from the FHLB by $190 million compared to September 30, 2022, despite the banking market conditions that arose during fiscal 2023.

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

Liquidity and capital resources are provided primarily through our business operations and financing activities.  Our business operations generate substantially all of their own liquidity and funding needs. We have a contingency funding plan which would guide our actions if one or more of our businesses were to experience disruptions from normal funding and liquidity sources. These actions include reallocating client cash balances in the RJBDP from third-party banks to our bank subsidiaries thereby bringing those deposits onto our Consolidated Statements of Financial Condition, increasing our FHLB borrowings at our bank subsidiaries, accessing committed and uncommitted lines of credit at the parent or certain operating subsidiaries, accessing capital markets, or in certain circumstances accessing certain borrowings from the Federal Reserve.

We also have the ability to create additional sources of funding by developing new products to meet the financial needs of our clients. In March 2023 we launched the ESP by which PCG clients can deposit cash in a FDIC-insured high-yield Raymond James Bank account. With each of our deposit offerings, we work to obtain sufficient liquidity to support our business operations while also maintaining a high level of FDIC insurance coverage for our clients.

Our financing activities could also include bank borrowings, collateralized financing arrangements, or additional capital raising activities under our “universal” shelf registration statement. We believe our existing assets, most of which are liquid in nature,

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

together with funds generated from operations and available from committed and uncommitted financing facilities, provide adequate funds for continuing operations at current levels of activity in the short-term. We also believe that we will be able to continue to meet our long-term funding and liquidity requirements due to our strong financial position and ability to access capital from financial markets.

Liquidity and capital management

Senior management establishes our liquidity and capital management frameworks. Our liquidity and capital management frameworks are overseen by the RJF Asset and Liability Committee, a senior management committee that develops and executes strategies and policies to manage our liquidity risk and interest rate risk, as well as provides oversight over the firm’s investments. Our liquidity management framework is designed to ensure we have a sufficient amount of funding, even when funding markets experience stress. We manage the maturities and diversity of our funding across products and seek to maintain a diversified funding profile with an appropriate tenor, taking into consideration the characteristics and liquidity profile of our assets (e.g., the maturities of our available-for-sale securities portfolio). The liquidity management framework includes senior management’s review of short- and long-term cash flow forecasts, review of necessary expenditures, monitoring of the availability of alternative sources of financing, and daily monitoring of liquidity in our significant subsidiaries. Our decisions on the allocation of resources to our business units consider, among other factors, projected profitability, cash flow, risk, future liquidity needs, and required capital levels. Our treasury department assists in evaluating, monitoring and controlling the impact that our business activities have on our financial condition and liquidity, and also maintains our relationships with various lenders. The objective of our liquidity management framework is to support the successful execution of our business strategies while ensuring ongoing and sufficient funding and liquidity.

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

Capital structure

Common equity (i.e., common stock, additional paid-in capital, and retained earnings) is the primary component of our capital structure. Common equity allows for the absorption of losses on an ongoing basis and for the conservation of resources during stress periods, as it provides us with discretion on the amount and timing of dividends and other capital actions. Information about our common equity is included in the Consolidated Statements of Financial Condition, the Consolidated Statements of Changes in Shareholders’ Equity, and Note 20 of the Notes to Consolidated Financial Statements of this Form 10-K.

Under regulatory capital rules applicable to us as a bank holding company, we are required to maintain minimum leverage ratios (defined as tier 1 capital divided by adjusted average assets), as well as minimum ratios of tier 1 capital, common equity tier 1 (“CET1”), and total capital to risk-weighted assets. These capital ratios incorporate quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under the regulatory capital rules and are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. We calculate these ratios in order to assess compliance with both regulatory requirements and internal capital policies. In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. See Note 24 of the Notes to Consolidated Financial Statements of this Form 10-K for further information about our regulatory capital and related capital ratios.

We have classified all of our investments in debt securities as available-for-sale and have not classified any of our investments in debt securities as held-to-maturity. Accordingly, we account for our available-for-sale securities at fair value at each reporting date, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income (“AOCI”). Current Basel III rules permit us to make an election to exclude most components of AOCI when calculating CET1, tier 1 capital, and total capital. We have elected the AOCI opt-out for regulatory capital purposes and therefore exclude certain elements of AOCI, including gains/losses on our available-for-sale portfolio, from our capital calculations.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

On July 27, 2023, U.S. banking regulators issued proposed rules that, if enacted, would result in changes to regulations applicable to bank holding companies, including higher capital requirements and eliminating the AOCI opt-out election, which could reduce our regulatory capital ratios in the future. Under the proposed rule, if enacted, there would be a three-year transition period for the elimination of the AOCI opt-out election. We are evaluating these proposals, most of which would apply to us if our average total consolidated assets for four consecutive calendar quarters exceeded $100 billion, to assess their potential impact to our businesses and strategies.

The following table presents the components of RJF’s regulatory capital used to calculate the aforementioned regulatory capital ratios.

$ in millions	September 30, 2023	September 30, 2022
Common equity tier 1 capital/Tier 1 capital
Common stock and related additional paid-in capital	$3,145	$2,989
Retained earnings	10,213	8,843
Treasury stock	(2,252)	(1,512)
Accumulated other comprehensive loss	(971)	(982)
Less: Goodwill and identifiable intangible assets, net of related deferred tax liabilities	(1,776)	(1,805)
Other adjustments	886	847
Common equity tier 1 capital	9,245	8,380
Preferred stock	79	120
Less: Tier 1 capital deductions	(3)	(20)
Tier 1 capital	9,321	8,480
Tier 2 capital
Qualifying subordinated debt	100	100
Qualifying allowances for credit losses	513	451
Tier 2 capital	613	551
Total capital	$9,934	$9,031

The following table presents RJF’s risk-weighted assets by exposure type used to calculate the aforementioned regulatory capital ratios.

$ in millions	September 30, 2023	September 30, 2022
On-balance sheet assets:
Corporate exposures	$19,262	$20,147
Exposures to sovereign and government-sponsored entities (1)	1,844	2,002
Exposures to depository institutions, foreign banks, and credit unions	1,878	3,003
Exposures to public-sector entities	698	696
Residential mortgage exposures	4,377	3,732
Statutory multifamily mortgage exposures	118	71
High volatility commercial real estate exposures	141	128
Past due loans	203	110
Equity exposures	538	445
Securitization exposures	134	129
Other assets	8,665	7,325
Off-balance sheet:
Standby letters of credit	91	62
Commitments with original maturity of one year or less	131	98
Commitments with original maturity greater than one year	2,396	2,437
Over-the-counter derivatives	311	305
Other off-balance sheet items	275	423
Market risk-weighted assets	2,485	3,063
Total standardized risk-weighted assets	$43,547	$44,176
(1)RJF’s exposure is predominantly to the U.S. government and its agencies.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Cash flows

Cash and cash equivalents (excluding amounts segregated for regulatory purposes and restricted cash) of $9.31 billion at September 30, 2023 increased $3.14 billion compared with September 30, 2022. The increase in cash and cash equivalents primarily resulted from net income earned during the year, proceeds from loan sales, cash resulting from maturities within our available-for-sale securities portfolio, and an increase in bank deposits, as additional deposits from the launch of our ESP to PCG clients in March 2023 and additional offerings of certificates of deposit during the year more than offset a decline in RJBDP balances swept to our Bank segment. These increases were partially offset by purchases of bank loans, cash used to fund common stock repurchases during the year of $788 million, as well as to pay dividends on our common and preferred stock, and purchases of available-for-sale securities.

Sources of liquidity

Approximately $2.08 billion of our total September 30, 2023 cash and cash equivalents was RJF corporate cash, which included the cash held at the parent company as well as cash it loaned to RJ&A. As of September 30, 2023, RJF had loaned $1.39 billion to RJ&A (such amount is included in the RJ&A cash balance in the following table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

The following table presents our holdings of cash and cash equivalents.

$ in millions	September 30, 2023
RJF	$717
Raymond James Bank	2,536
TriState Capital Bank	2,488
RJ&A	2,124
RJ Ltd.	528
RJFS	165
Charles Stanley Group Limited	159
Raymond James Capital Services, LLC	106
RJTCNH	97
Raymond James Investment Management	97
Other subsidiaries	296
Total cash and cash equivalents	$9,313

RJF maintained depository accounts at Raymond James Bank and TriState Capital Bank totaling $282 million as of September 30, 2023. The portion of this total that was available on demand without restrictions, which amounted to $240 million as of September 30, 2023, is reflected in the RJF cash balance and excluded from Raymond James Bank’s cash balance in the preceding table.

Due to market volatility in the banking industry during fiscal 2023, we maintained a higher level of cash balances at Raymond James Bank and TriState Capital Bank as of September 30, 2023, a combined increase of $3.3 billion compared with September 30, 2022, as part of our liquidity management strategies.

As of September 30, 2023, a large portion of the cash and cash equivalents balances at our non-U.S subsidiaries, including RJ Ltd. and Charles Stanley Group Limited, was held to meet regulatory requirements and was not available for use by the parent.

In addition to the cash balances described, we have various other potential sources of cash available to the parent company from subsidiaries, as described in the following section.

Liquidity available from subsidiaries

Liquidity is principally available to RJF from RJ&A and Raymond James Bank.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934. As a member firm of FINRA, RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client balances. In addition, covenants in RJ&A’s committed financing facilities require its net capital to be a minimum of 10% of aggregate debit items. At September 30, 2023, RJ&A significantly exceeded the

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

As of September 30, 2023, RJF and RJ&A had the ability to borrow under our $750 million Credit Facility, a committed unsecured line of credit; however, we had no such borrowings outstanding under this facility as of September 30, 2023. See our discussion of the Credit Facility in Note 16 of the Notes to Consolidated Financial Statements of this Form 10-K.

In addition to our Credit Facility, we have various uncommitted financing arrangements with third-party lenders, which are in the form of secured lines of credit, secured bilateral repurchase agreements, or unsecured lines of credit. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed and are generally collateralized by RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements (i.e., securities purchased under agreements to resell). As of September 30, 2023, we had outstanding borrowings under two uncommitted secured borrowing arrangements out of a total of 13 uncommitted financing arrangements (nine uncommitted secured and four uncommitted unsecured). However, lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

Our borrowings on uncommitted financing arrangements, which were in the form of repurchase agreements in RJ&A, were included in “Collateralized financings” on our Consolidated Statements of Financial Condition. The average daily balance outstanding during the five most recent quarters, the maximum month-end balance outstanding during the quarter and the period-end balances for repurchase agreements and reverse repurchase agreements are detailed in the following table.

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in millions)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
September 30, 2023	$153	$232	$157	$215	$279	$187
June 30, 2023	$123	$128	$110	$179	$181	$181
March 31, 2023	$174	$223	$150	$236	$310	$167
December 31, 2022	$245	$257	$150	$288	$306	$156
September 30, 2022	$196	$294	$294	$249	$367	$367

Other borrowings and collateralized financings

We had $1.00 billion in FHLB borrowings outstanding at September 30, 2023, comprised of floating-rate and fixed-rate advances. The interest rates on our floating-rate advances are based on SOFR. We use interest rate swaps to manage the risk of increases in interest rates associated with the majority of our floating-rate FHLB advances by converting the balances subject to variable interest rates to a fixed interest rate.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

We pledge certain of our bank loans and available-for-sale securities with the FHLB as security for both the repayment of certain borrowings and to secure capacity for additional borrowings as needed. During the year ended September 30, 2023, we increased our borrowing capacity with the FHLB through the pledge of additional available-for-sale securities. At September 30, 2023, we had pledged with the FHLB bank loans and available-for-sale securities of $9.40 billion and $3.66 billion, respectively. As of September 30, 2023, we had an additional $9.25 billion in immediate credit available from the FHLB based on the collateral pledged. Further, with the pledge of incremental collateral, we could further increase credit available to us from the FHLB. See Notes 7 and 16 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding bank loans, net and available-for-sale securities pledged with the FHLB and for further information on our FHLB borrowings, including the related maturities and interest rates.

A portion of our fixed income transactions are cleared through a third-party clearing organization, which provides financing for the purchase of trading instruments to support such transactions. The amount of financing is based on the amount of trading inventory financed, as well as any deposits held at the clearing organization. Amounts outstanding under this financing arrangement are collateralized by a portion of our trading inventory and accrue interest based on market rates. While we had borrowings outstanding as of September 30, 2023, the clearing organization is under no contractual obligation to lend to us under this arrangement.

As member banks, Raymond James Bank and TriState Capital Bank have access to the Federal Reserve’s discount window and may have access to other lending programs that may be established by the Federal Reserve in unusual and exigent circumstances, including the Bank Term Funding Program that was created by the Federal Reserve on March 12, 2023; however, we do not view borrowings from the Federal Reserve as one of our primary sources of funding. See Note 7 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding bank loans, net pledged with the FRB.

At September 30, 2023, we had subordinated notes due 2030 outstanding, with an aggregate principal amount of $98 million. See Note 16 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding these borrowings.

We may act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one counterparty and then lend them to another counterparty. Where permitted, we have also loaned securities owned by clients or the firm to broker-dealers and other financial institutions.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balance of $180 million as of September 30, 2023 related to the securities loaned included in “Collateralized financings” on our Consolidated Statements of Financial Condition of this Form 10-K. See Notes 2 and 7 of the Notes to Consolidated Financial Statements of this Form 10-K for more information on our collateralized agreements and financings.

Senior notes payable

At September 30, 2023, we had aggregate outstanding senior notes payable of $2.04 billion, which, exclusive of any unaccreted premiums or discounts and debt issuance costs, was comprised of $500 million par 4.65% senior notes due 2030, $800 million par 4.95% senior notes due 2046, and $750 million par 3.75% senior notes due 2051. See Note 17 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information on senior notes payable. At September 30, 2023, estimated future contractual interest payments on our senior notes were approximately $1.9 billion, of which $91 million is payable in fiscal 2024, with the remainder extending through 2051.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Credit ratings

Our issuer, senior long-term debt, and preferred stock credit ratings as of the most current report are detailed in the following table.

Credit Rating
	Fitch Ratings, Inc.	Moody’s	Standard & Poor’s Ratings Services
Issuer and senior long term debt:
Rating	A-	A3	A-
Outlook	Stable	Stable	Stable
Last rating action	Affirmed	Upgrade	Upgrade
Date of last rating action	March 2023	February 2022	February 2023
Preferred stock:
Rating	BB+	Baa3 (hyb)	Not rated
Last rating action	Affirmed	Assigned	N/A
Date of last rating action	March 2023	August 2022	N/A
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

Should our credit rating be downgraded prior to a public debt offering, it is probable that we would have to offer a higher rate of interest to bond holders.  A downgrade to below investment grade may make a public debt offering difficult to execute on terms we would consider to be favorable.  A downgrade below investment grade could result in the termination of certain derivative contracts and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. A credit downgrade could damage our reputation and result in certain counterparties limiting their business with us, result in negative comments by analysts, potentially negatively impact investors’ and/or clients’ perception of us, cause clients to withdraw bank deposits that exceed FDIC insurance limits from our bank subsidiaries, and cause a decline in our stock price. None of our borrowing arrangements contains a condition or event of default related to our credit ratings. However, a credit downgrade would result in the firm incurring a higher facility fee on the Credit Facility, in addition to triggering a higher interest rate applicable to any borrowings outstanding on that line as of and subsequent to such downgrade. Conversely, an improvement in RJF’s current credit rating could have a favorable impact on the facility fee, as well as the interest rate applicable to any borrowings on such line.

Other sources and uses of liquidity

We have company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Certain of our non-qualified deferred compensation plans and other employee benefit plans are employee-directed (i.e., the participant chooses investment portfolio benchmarks) while others are company-directed. Of the company-owned life insurance policies which fund these plans, certain policies could be used as a source of liquidity for the firm. Those policies against which we could readily borrow had a cash surrender value of $895 million as of September 30, 2023, comprised of $589 million related to employee-directed plans and $306 million related to company-directed plans, and we were able to borrow up to 90%, or $806 million, of the September 30, 2023 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to the employee-directed plans. There were no borrowings outstanding against any of these policies as of September 30, 2023.

On May 12, 2021, we filed a “universal” shelf registration statement with the SEC pursuant to which we can issue debt, equity and other capital instruments if and when necessary or perceived by us to be opportune. Subject to certain conditions, this registration statement will be effective through May 12, 2024.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

As part of our ongoing operations, we also enter into contractual arrangements that may require future cash payments, including certificates of deposit, lease obligations and other contractual arrangements, such as for software and various services. See Notes 14 and 15 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding our lease obligations and certificates of deposit, respectively. We have entered into investment commitments, lending commitments, and other commitments to extend credit for which we are unable to reasonably predict the timing of future payments. See Note 19 of the Notes to Consolidated Financial Statements of this Form 10-K for further information.

REGULATORY

Refer to the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in “Item 1 - Business - Regulation” of this Form 10-K.

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of September 30, 2023, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF, Raymond James Bank, and TriState Capital Bank were categorized as “well-capitalized” as of September 30, 2023. The maintenance of certain risk-based and other regulatory capital levels could influence various capital allocation decisions impacting one or more of our businesses.  However, due to the current capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities. See Note 24 of the Notes to Consolidated Financial Statements of this Form 10-K for further information on regulatory capital requirements.

In August 2023, Raymond James Investment Services Limited, one of our U.K. subsidiaries, agreed to a Voluntary Application for Imposition of Requirements (“VREQ”) with the FCA that prohibits the onboarding of new branches or financial advisors without the prior consent of the FCA. We do not expect this VREQ to have a material impact on our consolidated results of operations.

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

Loss provisions

Loss provisions for legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K. In addition, refer to Note 19 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding legal and regulatory matters contingencies as of September 30, 2023.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

To demonstrate the sensitivity of credit loss estimates on our bank loan portfolio to macroeconomic forecasts, we compared our modeled estimates under the base case economic scenario used to estimate the allowance for credit losses as of September 30, 2023 to what our estimate would have been under a downside case scenario and an upside case scenario, without considering any offsetting effects in the qualitative component of our allowance for credit losses as of September 30, 2023. As of September 30, 2023, use of the downside case scenario would have resulted in an increase of approximately $235 million in the quantitative portion of our allowance for credit losses on bank loans, while the use of the upside case scenario would have resulted in a reduction of approximately $50 million in the quantitative portion of our allowance for credit losses on bank loans. These hypothetical outcomes reflect the relative sensitivity of the modeled portion of our allowance estimate to macroeconomic forecasted scenarios but do not consider any potential impact qualitative adjustments could have on the allowance for credit losses in such environments. Qualitative adjustments could either increase or decrease modeled loss estimates calculated using an alternative economic scenario assumption. Further, such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance for a number of reasons including: (1) management’s predictions of future economic trends and relationships among the scenarios may differ from actual events; and (2) management’s application of subjective measures to modeled results through the qualitative portion of the allowance for credit losses when appropriate. The downside case scenario utilized in this hypothetical sensitivity analysis assumes a moderate recession. To the extent macroeconomic conditions worsen beyond those assumed in this downside case scenario, we could incur provisions for credit losses significantly in excess of those estimated in this analysis.

See Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding our allowance for credit losses related to bank loans as of September 30, 2023.

ACCOUNTING STANDARDS UPDATE

In March 2022, the Financial Accounting Standards Board issued new guidance related to troubled debt restructurings and disclosures regarding write-offs of financing receivables (ASU 2022-02), amending guidance related to the measurement of credit losses on financial instruments (ASU 2016-13). The amendment eliminates the accounting guidance for troubled debt restructurings for creditors, but requires enhanced disclosures for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty, and requires disclosure of current-period gross write-offs by year of origination for financing receivables. This guidance was adopted on a prospective basis on October 1, 2023 and did not have a material impact on our financial position and results of operations.

See Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding accounting guidance adopted during the year ended September 30, 2023.

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

The principal risks related to our business activities are market, credit, liquidity, operational, model, and compliance.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

Market risk

Market risk is our risk of loss resulting from the impact of changes in market prices on our trading inventory, derivatives, and investment positions. We have exposure to market risk primarily through our broker-dealer trading operations and our banking operations. Through our broker-dealer subsidiaries, we trade debt obligations and equity securities and maintain trading inventories to ensure availability of securities to facilitate client transactions. Inventory levels may fluctuate daily as a result of client demand. We also hold investments within our available-for-sale securities portfolio, and from time to time may hold Small Business Administration loan securitizations not yet sold. Our primary market risks relate to interest rates, equity prices, and foreign exchange rates. Interest rate risk results from changes in levels of interest rates, the volatility of interest rates, mortgage prepayment speeds, and credit spreads. Equity risk results from changes in prices of equity securities. Foreign exchange risk results from changes in spot prices, forward prices, and volatility of foreign exchange rates. See Notes 2, 4, 5 and 6 of the Notes to Consolidated Financial Statements of this Form 10-K for fair value and other information regarding our trading inventories, available-for-sale securities, and derivative instruments.

We regularly enter into underwriting commitments and, as a result, we may be subject to market risk on any unsold securities issued in the offerings to which we are committed. Risk exposure is controlled by limiting our participation, the transaction size, or through the syndication process.

The Market Risk Management department is responsible for measuring, monitoring, and reporting market risks associated with the firm’s trading and derivative portfolios. While Market Risk Management maintains ongoing communication with the revenue-generating business units, it is independent of such units.

Interest rate risk

Trading activities

We are exposed to interest rate risk as a result of our trading inventory (primarily comprised of fixed income instruments) in our Capital Markets segment. Changes in the value of our trading inventory may result from fluctuations in interest rates, credit spreads, equity prices, macroeconomic factors, investor expectations or risk appetites, liquidity, as well as dynamic relationships between these factors. We actively manage interest rate risk arising from our fixed income trading inventory through the use of hedging strategies utilizing U.S. Treasuries, exchange traded funds, futures contracts, liquid spread products, and derivatives.

Our primary method for controlling risks within trading inventories is through the use of dollar-based and exposure-based limits. A hierarchy of limits exists at multiple levels, including firm, business unit, desk (e.g., for equities, corporate bonds, municipal bonds), product sub-type (e.g., below-investment-grade positions) and issuer concentration. For derivative positions, which are primarily comprised of interest rate swaps, we have established sensitivity-based and foreign exchange spot limits. Trading positions and derivatives are monitored against these limits through daily reports that are distributed to senior management. During volatile markets, we may temporarily reduce limits and/or choose to pare our trading inventories to reduce risk.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

We monitor Value-at-Risk (“VaR”) for all of our trading portfolios on a daily basis for risk management purposes and as a result of applying the Fed’s Market Risk Rule (“MRR”) for the purpose of calculating our capital ratios. The MRR, also known as the “Risk-Based Capital Guidelines: Market Risk” rule released by the Fed, the OCC, and the FDIC, requires us to calculate VaR for all of our trading portfolios, including fixed income, equity, derivatives, and foreign exchange instruments. VaR is an appropriate statistical technique for estimating potential losses in trading portfolios due to typical adverse market movements over a specified time horizon with a suitable confidence level. However, there are inherent limitations to utilizing VaR including: historical movements in markets may not accurately predict future market movements; VaR does not take into account the liquidity of individual positions; VaR does not estimate losses over longer time horizons; and extended periods of one-directional markets potentially distort risks within the portfolio. In addition, should markets become more volatile, actual trading losses may exceed VaR results presented on a single day and might accumulate over a longer time horizon. As a result, management complements VaR with sensitivity analysis and stress testing and employs additional controls such as a daily review of trading results, review of aged inventory, independent review of pricing, monitoring of concentrations, and review of issuer ratings.

To calculate VaR, we use models that incorporate historical simulation. This approach assumes that historical changes in market conditions, such as in interest rates and equity prices, are representative of future changes. Simulation is based on daily market data for the previous twelve months. VaR is reported at a 99% confidence level for a one-day time horizon. Assuming that future market conditions change as they have in the past twelve months, we would expect to incur losses greater than those predicted by our one-day VaR estimates about once every 100 trading days, or about three times per year on average. The VaR model is independently reviewed by our Model Risk Management function. See the “Model risk” section that follows for further information.

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

	Year ended September 30, 2023		Period-end VaR			Year ended September 30,
$ in millions	High	Low	September 30, 2023	September 30, 2022	$ in millions	2023	2022
Daily VaR	$3	$1	$2	$3	Average daily VaR	$2	$1

Average daily VaR was higher during the year ended September 30, 2023 compared with the year ended September 30, 2022 due to the impact of increased market volatility during the year, as well as the addition of the SumRidge Partners trading inventory beginning in July 2022.

The Fed’s MRR requires us to perform daily back-testing procedures for our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income, and intraday trading. Regulatory-defined daily trading losses are used to evaluate the performance of our VaR model and are not comparable to our actual daily net revenues. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the year ended September 30, 2023, our regulatory-defined daily losses in our trading portfolios exceeded our predicted VaR on three occasions in line with our previously described expectations.

Separately, RJF provides additional market risk disclosures to comply with the MRR, including 10-day VaR and 10-day Stressed VaR, which are available on our website at https://www.raymondjames.com/investor-relations/financial-information/filings-and-reports within “Other Reports and Information.”

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Banking operations

Our Bank segment maintains an interest-earning asset portfolio that is comprised of cash, SBL, C&I loans, CRE loans, REIT loans, residential mortgage loans, and tax-exempt loans, as well as securities held in the available-for-sale securities portfolio.  These interest-earning assets are primarily funded by client deposits.  Based on the current asset portfolio, our banking operations are subject to interest rate risk.  We analyze interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both across a range of interest rate scenarios.

One of the objectives of our Asset and Liability Committee is to manage the sensitivity of net interest income to changes in market interest rates. This committee uses several measures to monitor and limit interest rate risk in our banking operations, including scenario analysis and economic value of equity (“EVE”). We utilize hedging strategies using interest rate swaps in our banking operations as a component of our asset and liability management process. For further information regarding this hedging strategy, see Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K. We also manage interest rate risk as part of our liquidity management framework. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” of this Form 10-K for further information.

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

The following table is an analysis of our banking operations’ estimated net interest income over a 12-month period based on instantaneous shifts in interest rates (expressed in basis points) using our previously described asset/liability model, which assumes a dynamic balance sheet, a weighted average deposit beta on our interest-bearing deposit accounts without stated maturities of approximately 50% as interest rates rise and approximately 40% as interest rates fall, and that interest rates do not decline below zero. While not presented, additional rate scenarios are performed, including interest rate ramps and yield curve shifts that may more realistically mimic the speed of potential interest rate movements. We also perform simulations on time horizons of up to five years to assess longer-term impacts to various interest rate scenarios. On a quarterly basis, we test expected model results to actual performance. Additionally, any changes made to key assumptions in the model are documented and approved by the Asset and Liability Committee.

Instantaneous changes in rate (1)	Net interest income ($ in millions)	Projected change in net interest income
+200	$1,961	13%
+100	$1,850	6%
0	$1,741	—%
-100	$1,644	(6)%
-200	$1,556	(11)%

(1)    Our 0-basis point scenario was based on interest rates as of September 30, 2023.

The preceding table does not include the impacts of an instantaneous change in interest rates on net interest income on assets and liabilities outside of our banking operations or on our RJBDP fees from third-party banks, which are also sensitive to changes in interest rates and are included in “Account and service fees” on our Consolidated Statements of Income and Comprehensive Income. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net interest analysis” of this Form 10-K for a discussion of the impact changes in short-term interest rates could have on the consolidated firm’s operations.

We have classified all of our investments in debt securities as available-for-sale and have not classified any of our investments in debt securities as held-to-maturity. In our available-for-sale securities portfolio, we hold primarily fixed-rate agency-backed MBS, agency-backed CMOs, and U.S. Treasuries, which are carried at fair value on our Consolidated Statements of Financial Condition, with changes in the fair value of the portfolio recorded through other comprehensive income (“OCI”) on our Consolidated Statements of Income and Comprehensive Income. As the majority of our available-for-sale securities portfolio is comprised of U.S. government and government agency-backed securities, changes in fair value are primarily driven by changes

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

in interest rates. At September 30, 2023, our available-for-sale securities portfolio had a fair value of $9.18 billion with a weighted-average yield of 2.11% and a weighted-average life, after factoring in estimated prepayments, of 4.2 years. To evaluate the interest rate sensitivity of our available-for-sale securities portfolio we also monitor, among other things, effective duration, defined as the approximate percentage change in price for a 100-basis point change in rates. As of September 30, 2023, the effective duration of our available-for-sale securities portfolio was approximately 3.56, which means that we would expect the market value of our available-for-sale securities portfolio to decline approximately 3.56% for every 100-basis point increase in interest rates and increase approximately 3.56% for every 100-basis point decline in interest rates. See Notes 2 and 5 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information on our available-for-sale securities portfolio.

The Asset and Liability Committee also reviews EVE, which is a point-in-time analysis of current interest-earning assets and interest-bearing liabilities that incorporates all cash flows over their estimated remaining lives, discounted at current rates. The EVE approach is based on a static balance sheet and provides an indicator of future earnings and capital levels as the changes in EVE indicate the anticipated change in the value of future cash flows. We monitor sensitivity to changes in EVE utilizing Board of Directors-approved limits. These limits set a risk tolerance to changing interest rates and assist in determining strategies for mitigating this risk as EVE approaches these limits. As of September 30, 2023, our EVE analyses were within approved limits.

The following table shows the maturities of our bank loan portfolio at September 30, 2023, including contractual principal repayments.  Maturities are generally determined based upon contractual terms; however, rollovers or extensions that are included for the purposes of measuring the allowance for credit losses are reflected in maturities in the following table. This table does not include any estimates of prepayments, which could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the table.

	Due in
$ in millions	One year or less	> One year – five years	> Five years – fifteen years	> Fifteen years	Total
SBL	$14,068	$502	$35	$1	$14,606
C&I loans	1,196	7,164	2,008	38	10,406
CRE loans	636	4,618	1,950	17	7,221
REIT loans	274	1,334	60	—	1,668
Residential mortgage loans	5	38	180	8,439	8,662
Tax-exempt loans	97	303	1,141	—	1,541
Total loans held for investment	16,276	13,959	5,374	8,495	44,104
Held for sale loans	—	—	87	58	145
Total loans held for sale and investment	$16,276	$13,959	$5,461	$8,553	$44,249

The following table shows the distribution of the recorded investment of those bank loans that mature in more than one year between fixed and adjustable interest rate loans at September 30, 2023.

	Interest rate type
$ in millions	Fixed	Adjustable	Total
SBL	$15	$523	$538
C&I loans	863	8,347	9,210
CRE loans	447	6,138	6,585
REIT loans	—	1,394	1,394
Residential mortgage loans	225	8,432	8,657
Tax-exempt loans	1,444	—	1,444
Total loans held for investment	2,994	24,834	27,828
Held for sale loans	6	139	145
Total loans held for sale and investment	$3,000	$24,973	$27,973

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

Foreign exchange risk

We are subject to foreign exchange risk due to our investments in foreign subsidiaries as well as transactions and resulting balances denominated in a currency other than the USD. For example, our bank loan portfolio includes loans which are denominated in Canadian dollars, totaling $1.40 billion and $1.51 billion at September 30, 2023 and 2022, respectively, when converted to USD. A majority of such loans are held in a Canadian subsidiary of Raymond James Bank, which is discussed in the following sections.

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

At September 30, 2023, we had foreign exchange risk in our investment in RJ Ltd. of CAD 418 million and in our investment in Charles Stanley of £290 million, which were not hedged. At September 30, 2023, we had other, less significant investments in foreign domiciled subsidiaries, primarily in Europe, which were not hedged; however, we do not believe we had material foreign exchange risk either individually, or in the aggregate, pertaining to these subsidiaries as of September 30, 2023. Foreign exchange gains/losses related to our foreign investments are primarily reflected in OCI on our Consolidated Statements of Income and Comprehensive Income. See Note 20 of the Notes to Consolidated Financial Statements of this Form 10-K for further information regarding our components of OCI.

Transactions and resulting balances denominated in a currency other than the USD

We are subject to foreign exchange risk due to our holdings of cash and certain other assets and liabilities resulting from transactions denominated in a currency other than the USD. Any currency-related gains/losses arising from these foreign currency denominated balances are reflected in “Other” revenues in our Consolidated Statements of Income and Comprehensive Income. The foreign exchange risk associated with a portion of such transactions and balances denominated in foreign currency are mitigated utilizing short-term, forward foreign exchange contracts. Such derivatives are not designated hedges and therefore, the related gains/losses are included in “Other” revenues in our Consolidated Statements of Income and Comprehensive Income. See Note 6 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding our derivatives.

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

Corporate activities

We maintain cash balances with the Fed and with various financial institutions, primarily global systemically important financial institutions, in our normal course of business. A large portion of such balances are in excess of FDIC insurance limits. As a result, we may be exposed to the risk that these financial institutions may not return our cash to us in the event that the institution experiences financial distress or ceases its operations. In order to mitigate our credit risk to such financial

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

institutions, we monitor our exposure with each institution on a daily basis and subject each institution to limits based on various factors including but not limited to financial strength, capitalization levels, liquidity, credit ratings, and market factors to the extent applicable.

Brokerage activities

We are engaged in various trading and brokerage activities in which our counterparties primarily include broker-dealers, banks, exchanges, clearing organizations, and other financial institutions. We are exposed to risk that these counterparties may not fulfill their obligations. In addition, certain commitments, including underwritings, may create exposure to individual issuers and businesses. The risk of default depends on the creditworthiness of the counterparty and/or the issuer of the instrument. In addition, we may be subject to concentration risk if we hold large positions in or have large commitments to a single counterparty, borrower, or group of similar counterparties or borrowers (e.g., in the same industry). We seek to mitigate these risks by imposing and monitoring individual and aggregate position limits within each business segment for each counterparty, conducting regular credit reviews of financial counterparties, reviewing security, derivative and loan concentrations, holding collateral as security for certain transactions and conducting business through clearing organizations, which may guarantee performance. See Notes 2, 6, and 7 of the Notes to Consolidated Financial Statements of this Form 10-K for further information about our credit risk mitigation related to derivatives and collateralized agreements.

Our client activities involve the execution, settlement, and financing of various transactions on behalf of our clients. Client activities are transacted on either a cash or margin basis. Credit exposure results from client margin loans, which are monitored daily and are collateralized by the securities in the clients’ accounts. We monitor exposure to industry sectors and individual securities on a daily basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions. In addition, when clients execute a purchase, we are at some risk that the client will default on their financial obligation associated with the trade. If this occurs, we may have to liquidate the position at a loss. See Note 2 of the Notes to Consolidated Financial Statements of this Form 10‑K for further information about our determination of the allowance for credit losses associated with certain of our brokerage lending activities.

We offer loans to financial advisors for recruiting and retention purposes. We have credit risk and may incur a loss primarily in the event that such borrower is no longer affiliated with us. See Notes 2 and 9 of the Notes to Consolidated Financial Statements of this Form 10-K for further information about our loans to financial advisors.

Banking activities

Our Bank segment has a substantial loan portfolio.  Our strategy for credit risk management related to bank loans includes well-defined credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all credit exposures. The strategy also includes diversification across loan types, geographic locations, industries and clients, regular credit examinations and management reviews of all corporate and tax-exempt loans as well as individual delinquent residential loans. The credit risk management process also includes independent reviews at least annually of the credit risk monitoring process that performs assessments of compliance with credit policies, risk ratings, and other critical credit information. We seek to identify potential problem loans early, record any necessary risk rating changes and charge-offs promptly, and maintain appropriate reserve levels for expected losses. We utilize a thorough credit risk rating system to measure the credit quality of individual corporate and tax-exempt loans and related unfunded lending commitments. For our residential mortgage loans and substantially all of our SBL, we utilize the credit risk rating system used by bank regulators in measuring the credit quality of each homogeneous class of loans. In evaluating credit risk, we consider trends in loan performance, historical experience through various economic cycles, industry or client concentrations, the loan portfolio composition and macroeconomic factors (both current and forecasted). These factors have a potentially negative impact on loan performance and net charge-offs.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

SBL: Loans in this segment are primarily collateralized by the borrower’s marketable securities at advance rates consistent with industry standards and, to a lesser extent, the cash surrender value of life insurance policies issued by an investment-grade insurance company. An insignificant portion of our SBL portfolio is collateralized by private securities or other financial instruments with a limited trading market. Substantially all SBL are monitored daily for adherence to loan-to-value (“LTV”) guidelines and when a loan exceeds the required LTV, a collateral call is issued. Past due loans are minimal as any past due amounts result in a notice to the client for payment or the potential sale of the collateral which will bring the loan to a current status. The vast majority of our SBL qualify for the practical expedient allowed under the CECL guidance whereby we estimate zero credit losses to the extent the fair value of the collateral securing the loan equals or exceeds the related carrying value of the loan. SBL also generally qualify for lower capital requirements under regulatory capital rules.

C&I: Loans in this segment are made to businesses and are generally secured by all assets of the business.  Repayment, including for owner-occupied properties, is expected from the cash flows of the respective business.  Unfavorable economic and political conditions, including the resultant decrease in consumer or business spending, may have an adverse effect on the credit quality of loans in this segment.

CRE: Loans in this segment are primarily secured by income-producing properties.  The underlying cash flows generated by properties securing these loans may be adversely affected by increased vacancy and decreases in rental rates, which are monitored on an ongoing basis.  This portfolio segment includes CRE construction loans which involve risks such as project budget overruns, performance variables related to the contractor and subcontractors, or the inability to sell the project or secure permanent financing once the project is completed. With respect to commercial construction of residential developments, there is also the risk that the builder has a geographical concentration of developments. Adverse information arising from any of these factors may have a negative effect on the credit quality of loans in this segment.

REIT: Loans in this segment are made to businesses that own or finance income-producing real estate across various property sectors. This portfolio segment may include extensions of credit to companies that engage in real estate development. Repayment of these loans is dependent on income generated from real estate properties or the sale of real estate. A portion of this segment may consist of loans secured by residential product types (single-family residential, including condominiums and land held for residential development) within a range of markets. Deterioration in the financial condition of the operating business, reductions in the value of real estate, as well as increased vacancy and decreases in rental rates may all adversely affect the loans in this segment.

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

Tax-exempt: Loans in this segment are made to governmental and non-profit entities and are generally secured by a pledge of revenue and, in some cases, by a security interest in or a mortgage on the asset being financed. For loans to governmental entities, repayment is expected from a pledge of certain revenues or taxes. For non-profit entities, repayment is expected from revenues which may include fundraising proceeds. These loans are subject to demographic risk, therefore much of the credit assessment of tax-exempt loans is driven by the entity’s revenue base and the general economic environment. Adverse developments in either of these areas may have a negative effect on the credit quality of loans in this segment.

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

	Year ended September 30,
	2023		2022		2021
$ in millions	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans
C&I loans	$(44)	0.40%	$(28)	0.29%	$(4)	0.05%
CRE loans	(10)	0.14%	1	0.02%	(10)	0.37%
Residential mortgage loans	—	—%	1	0.02%	1	0.02%
Total loans held for sale and investment	$(54)	0.12%	$(26)	0.08%	$(13)	0.06%

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

	September 30,
$ in millions	2023	2022
Nonperforming loans (1)	$128	$74
Nonperforming assets	$128	$74

Nonperforming loans as a % of total loans held for sale and investment	0.29%	0.17%
Allowance for credit losses as a % of nonperforming loans	370%	535%
Nonperforming assets as a % of Bank segment total assets	0.21%	0.13%
(1)     Nonperforming loans at September 30, 2023 and September 30, 2022 included $96 million and $63 million of loans, respectively, which were current pursuant to their contractual terms.

The nonperforming loan balances in the preceding table excluded $7 million as of both September 30, 2023 and 2022 of residential troubled debt restructurings which were returned to accrual status in accordance with our policy.

Although our nonperforming assets as a percentage of our Bank segment’s assets remained low as of September 30, 2023, any prolonged period of market deterioration could result in an increase in our nonperforming assets, an increase in our allowance for credit losses and/or an increase in net charge-offs in future periods, although the extent would depend on future developments that are highly uncertain.
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

SBL portfolio

Our SBL portfolio represented 33% of our total loans held for sale and investment as of September 30, 2023. This portfolio is primarily comprised of loans fully collateralized by a borrower’s marketable securities and, to a lesser extent, the cash surrender value of life insurance policies issued by an investment-grade insurance company. An insignificant portion of our SBL portfolio is collateralized by private securities or other financial instruments with a limited trading market. The underwriting policy for the SBL portfolio primarily includes a review of collateral, including LTV, and a review of repayment history.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Corporate and tax-exempt loan portfolios

Our corporate and tax-exempt loan portfolios were comprised of approximately 1,600 borrowers as of September 30, 2023. Of these loan portfolios, approximately 80% was comprised of loans to larger companies with earnings before interest, taxes, depreciation, and amortization greater than $100 million, of which approximately 40% were loans to public companies. The remaining 20% was primarily focused on middle-market businesses located within the primary markets of Pennsylvania, Ohio, New Jersey, and New York. We have offices in each of these states led by experienced regional presidents to understand the unique borrowing needs and credit risk of the middle-market businesses in the area. They are supported by highly experienced relationship managers who target middle-market business customers with annual revenues of $10 million to $300 million. Our corporate loan portfolio is diversified by geography, by loan type, and among a number of industries in the U.S and Canada, and a large portion of these loans are to borrowers in industries in which we have expertise through coverage provided by our Capital Markets research analysts. Our corporate loans include project finance real estate loans, commercial lines of credit, and term loans, the majority of which are participations in Shared National Credit (“SNC”) or other large, syndicated loans. We are typically either involved in the syndication of the loans at inception or purchase loans in secondary trading markets. The remainder of the corporate loan portfolio is comprised of smaller participations and direct loans. There are no subordinated loans or mezzanine financings in the corporate loan portfolio. Our tax-exempt loans are long-term loans to governmental and non-profit entities. These loans generally have lower overall credit risk but are subject to other risks that are not usually present with corporate clients, including the risk associated with the constituency served by a local government and the risk in ensuring an obligation has appropriate tax treatment.

The majority of our corporate and tax-exempt loan portfolios are underwritten, managed, and reviewed at one of our corporate locations while the remainder are approved by a committee of senior executives, both of which facilitates close monitoring of the portfolio by credit risk personnel, relationship officers, and senior bank executives. All corporate and tax-exempt loans are independently underwritten to our credit policies, are subject to approval by a loan committee, and credit quality is monitored on an ongoing basis by our lending staff. Our credit policies include criteria related to LTV limits based upon property type, single borrower loan limits, loan term and structure parameters (including guidance on leverage, debt service coverage ratios and debt repayment ability), industry concentration limits, secondary sources of repayment, municipality demographics, and other criteria. Our corporate loans are generally secured by all assets of the borrower and in some instances are secured by mortgages on specific real estate. Tax-exempt loans are generally secured by a pledge of revenue. In a limited number of transactions, loans in the portfolio are extended on an unsecured basis. In addition, corporate and tax-exempt loans are subject to regulatory review.

Residential mortgage loan portfolio

Our residential mortgage loan portfolio largely consists of first mortgage loans originated by us via referrals from our PCG financial advisors and the general public, as well as first mortgage loans purchased by us. Substantially all of our residential mortgage loans adhere to strict underwriting parameters pertaining to credit score and credit history, debt-to-income ratio of the borrower, LTV and combined LTV (including second mortgage/home equity loans). As of September 30, 2023, approximately 95% of the residential mortgage loan portfolio consisted of owner-occupant borrowers (approximately 74% for their primary residences and 21% for second home residences). Approximately 33% of the first lien residential mortgage loans were ARM loans, which receive interest-only payments based on a fixed rate for an initial period of the loan, ranging from the first five to fifteen years depending on the loan, and then become fully amortizing, subject to annual and lifetime interest rate caps. A significant portion of our originated 15 or 30-year fixed-rate residential mortgage loans are sold in the secondary market.

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

SBL and residential mortgage loan portfolios

Substantially all collateral securing our SBL portfolio is monitored on a daily basis. Collateral adjustments, as triggered by our monitoring procedures, are made by the borrower as necessary to ensure our loans are adequately secured, resulting in minimizing our credit risk. Collateral calls have been minimal relative to our SBL portfolio with insignificant losses incurred during the year ended September 30, 2023.

We track and review many factors to monitor credit risk in our residential mortgage loan portfolio. The factors include, but are not limited to: loan performance trends, loan product parameters and qualification requirements, borrower credit scores, level of

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

documentation, loan purpose, geographic concentrations, average loan size, risk rating, and LTV ratios.  See Note 8 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information.

The following table presents a summary of delinquent residential mortgage loans, the vast majority of which are first mortgage loans, which are comprised of loans which are two or more payments past due as well as loans in the process of foreclosure.

	Amount of delinquent residential mortgage loans			Delinquent residential mortgage loans as a percentage of outstanding residential mortgage loan balances
$ in millions	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
September 30, 2023	$3	$4	$7	0.03%	0.05%	0.08%
September 30, 2022	$6	$6	$12	0.08%	0.08%	0.16%

Our September 30, 2023 percentage compares favorably to the national average for over 30 day delinquencies of 1.85%, as most recently reported by the Fed.

To manage and limit credit losses, we maintain a rigorous process to manage our loan delinquencies. Substantially all of our residential first mortgages are serviced by a third party whereby the primary collection effort resides with the servicer. Our personnel direct and actively monitor the servicers’ efforts through extensive communications regarding individual loan status changes and through requirements of timely and appropriate collection of property management actions and reporting, including management of third parties used in the collection process (e.g., appraisers, attorneys, etc.). Residential mortgage loans over 60 days past due are generally reviewed by our personnel monthly and documented in a written report detailing delinquency information, balances, collection status, appraised value, and other data points. Our senior management meets quarterly to discuss the status, collection strategy and charge-off recommendations on substantially all residential mortgage loans over 60 days past due. Updated collateral valuations are generally obtained for loans over 90 days past due and charge-offs are typically taken on individual loans based on these valuations generally before the loan is 120 days past due.

Credit risk is also managed by diversifying the residential mortgage portfolio. Most of the loans in our residential loan portfolio are to PCG clients across the U.S. The following table details the geographic concentrations (top five states) of our one-to-four family residential mortgage loans.

	September 30, 2023
	Loans outstanding as a % of total residential mortgage loans held for sale and investment	Loans outstanding as a % of total loans held for sale and investment
California	24%	5%
Florida	18%	3%
Texas	8%	2%
New York	8%	2%
Colorado	4%	1%

The occurrence of a natural disaster or severe weather event in any of these states, for example wildfires in California and hurricanes in Florida, could result in additional credit loss provisions and/or charge-offs on our loans in such states and therefore negatively impact our net income and regulatory capital in any given period.

Loans where borrowers may be subject to payment increases include ARM loans with terms that initially require payment of interest only. Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At September 30, 2023 and 2022, these loans totaled $2.85 billion and $2.55 billion, respectively, or approximately 33% and 35% of the residential mortgage portfolio, respectively. The weighted-average number of years before the remainder of the loans, which were still in their interest-only period at September 30, 2023, begins amortizing is six years.

Corporate and tax-exempt loans

Credit risk in our corporate and tax-exempt loan portfolios is monitored on an individual loan basis for trends in borrower operating performance, payment history, credit ratings, collateral performance, loan covenant compliance, municipality demographics and other factors including industry performance and concentrations. As part of the credit review process, the loan rating is reviewed on an ongoing basis to confirm the appropriate risk rating for each credit. The individual loan ratings resulting from semi-annual SNC exams are incorporated in our internal loan ratings when the ratings are received. If the SNC rating is lower on an individual loan than our internal rating, the loan is downgraded. While we consider historical SNC exam results in our loan ratings methodology, differences between the SNC exam and internal ratings on individual loans typically arise due to subjectivity of the loan classification process. Downgrades resulting from these differences may result in additional

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

	September 30, 2023
	Loans outstanding as a % of total corporate bank loans held for sale and investment	Loans outstanding as a % of total loans held for sale and investment
Multi-family	12%	5%
Industrial warehouse	9%	4%
Office real estate	7%	3%
Loan fund	6%	3%
Consumer products and services	5%	2%

The Fed’s measures to control inflation, including through increases in short-term interest rates, have had a dampening effect on the economy and are likely to continue to do so in the near-term. These and related factors could negatively impact our borrowers, particularly those with heightened exposure to rising interest rates. In response to changing trends and industry-wide challenges, we continue to closely monitor each loan in our commercial real estate portfolio, particularly office real estate, utilizing LTV ratios and other metrics. We are also monitoring any impacts of inflation, higher interest rates, and a potential recession on our corporate loan portfolio. During the year ended September 30, 2023, we reduced our corporate loan exposure in certain sectors with increasing credit concerns and sold approximately $670 million of par value of corporate loans. We may sell additional corporate loans in fiscal 2024 as part of our credit risk mitigation strategies. In addition, while we are well-positioned to lend once activity increases, we expect to be prudent when growing our corporate loan portfolio.

Liquidity risk

See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” of this Form 10-K for information regarding our liquidity and how we manage liquidity risk.

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes, including cybersecurity incidents (see “Item 1A - Risk Factors” of this Form 10-K for a discussion of certain cybersecurity risks). These risks are less direct than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes and complexity. We operate different businesses in diverse markets and are reliant on the ability of our employees and systems to process a large number of transactions. In the event of a breakdown or improper operation of systems or improper action by employees, we could suffer financial loss, regulatory sanctions, and damage to our reputation. In order to mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization and within such departments as Finance, Operations, Information Technology, Legal, Compliance, Risk Management, and Internal Audit. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our various businesses are operating within established corporate policies and limits. In addition, we have created business continuity plans for critical systems, and redundancies are built into the systems as deemed appropriate.

We have an Operational Risk Management Committee comprised of members of senior management, which reviews and addresses operational risks across our businesses. The committee establishes risk appetite levels for major operational risks, monitors operating unit performance for adherence to defined risk tolerances, and establishes policies for risk management at the enterprise level.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Periods of severe market volatility can result in a significantly higher level of transactions on specific days, which may present operational challenges from time to time that may result in losses. These losses can result from, but are not limited to, trade errors, failed transaction settlements, late collateral calls to borrowers and counterparties, or interruptions to our system processing. We did not incur any significant losses related to such operational challenges during the year ended September 30, 2023.

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

Model risk

Model risk refers to the possibility of unintended business outcomes arising from the design, implementation or use of models. Models are used throughout the firm for a variety of purposes such as the valuation of financial instruments, the calculation of our allowance for credit losses, assessing risk, stress testing, and to assist in making certain business decisions. Model risk includes the potential risk that management makes incorrect decisions based upon either incorrect model results or incorrect understanding and use of model results. Model risk may also occur when model outputs differ from the expected result. Model errors or misuse could result in significant financial loss, inaccurate financial or regulatory reporting, or misaligned business strategies.

Model Risk Management is a separate department within our Risk Management department and is independent of model owners, users, and developers. Our model risk management framework consists primarily of model governance, maintaining the firmwide model inventory, validating and approving models used across the firm, and ongoing monitoring. Results of validations and issues identified are reported to the Enterprise Risk Management Committee and Risk Committee of the Board of Directors. Model Risk Management assumes responsibility for the independent and effective challenge of model completeness, integrity and design based on intended use.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Raymond James Financial, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Raymond James Financial, Inc. and subsidiaries (the Company) as of September 30, 2023 and 2022, the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three year period ended September 30, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three year period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 21, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the allowance for credit losses related to the commercial and industrial (C&I), real estate investment trust (REIT) and the commercial real estate (CRE) portfolio segments that are collectively evaluated for impairment

As discussed in Note 2 and Note 8 to the consolidated financial statements, the Company’s allowance for credit losses on loans was $474 million as of September 30, 2023, a portion of which related to the Raymond James Bank allowance for credit losses (ACL) on C&I, REIT and CRE portfolio segments evaluated on a collective basis (the collective ACL). The Company estimates the collective ACL using a current expected credit losses methodology which is based on relevant information about historical losses, current conditions, and reasonable and supportable forecasts of economic conditions that affect the collectability of loan balances. The collective ACL is a product of multiplying the Company’s estimates of

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
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

We identified the assessment of the September 30, 2023 collective ACL on Raymond James Bank loans related to the C&I, REIT and CRE portfolio segments as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the September 30, 2023 collective ACL methodology, including the methods and models used to estimate the PDs and LGDs and their significant assumptions. Such significant assumptions included portfolio segmentation, risk ratings, the selection of the single economic forecast scenario and macroeconomic variables, the reasonable and supportable forecast periods and the reversion periods, and third-party historical information. The assessment also included the evaluation of the qualitative factors by portfolio segment. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the September 30, 2023 collective ACL estimate on Raymond James Bank loans related to the C&I, REIT and CRE portfolio segments, including controls over the:
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

We evaluated the Company’s process to develop the September 30, 2023 collective ACL estimate on Bank loans related to the C&I, REIT and CRE portfolio segments by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
We also assessed the sufficiency of the audit evidence obtained related to the September 30, 2023 collective ACL estimate on Bank loans related to the C&I, REIT and CRE portfolio segments by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices and
•potential bias in the accounting estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2001.

Tampa, Florida
November 21, 2023

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
$ in millions, except per share amounts	2023	2022
Assets:
Cash and cash equivalents	$9,313	$6,178
Assets segregated for regulatory purposes and restricted cash	3,235	8,481
Collateralized agreements	418	704
Financial instruments, at fair value:
Trading assets ($1,062 and $1,188 pledged as collateral)	1,187	1,270
Available-for-sale securities ($22 and $74 pledged as collateral)	9,181	9,885
Derivative assets	265	188
Other investments ($7 and $14 pledged as collateral)	306	292
Brokerage client receivables, net	2,525	2,934
Other receivables, net	1,608	1,615
Bank loans, net	43,775	43,239
Loans to financial advisors, net	1,136	1,152
Deferred income taxes, net	711	630
Goodwill and identifiable intangible assets, net	1,907	1,931
Other assets	2,793	2,452
Total assets	$78,360	$80,951

Liabilities and shareholders’ equity:
Bank deposits	$54,199	$51,357
Collateralized financings	337	466
Financial instrument liabilities, at fair value:
Trading liabilities	716	836
Derivative liabilities	490	530
Brokerage client payables	5,447	11,446
Accrued compensation, commissions and benefits	1,914	1,787
Other payables	1,931	1,768
Other borrowings	1,100	1,291
Senior notes payable	2,039	2,038
Total liabilities	68,173	71,519
Commitments and contingencies (see Note 19)
Shareholders’ equity
Preferred stock	79	120
Common stock; $.01 par value; 650,000,000 shares authorized; 248,728,805 shares issued, and 208,769,095 shares outstanding as of September 30, 2023; 248,018,564 shares issued, and 215,122,523 shares outstanding as of September 30, 2022	2	2
Additional paid-in capital	3,143	2,987
Retained earnings	10,213	8,843
Treasury stock, at cost; 39,959,710 and 32,896,041 common shares as of September 30, 2023 and 2022, respectively	(2,252)	(1,512)
Accumulated other comprehensive loss	(971)	(982)
Total equity attributable to Raymond James Financial, Inc.	10,214	9,458
Noncontrolling interests	(27)	(26)
Total shareholders’ equity	10,187	9,432
Total liabilities and shareholders’ equity	$78,360	$80,951

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended September 30,
$ in millions, except per share amounts	2023	2022	2021
Revenues:
Asset management and related administrative fees	$5,363	$5,563	$4,868
Brokerage revenues:
Securities commissions	1,459	1,589	1,651
Principal transactions	462	527	561
Total brokerage revenues	1,921	2,116	2,212
Account and service fees	1,125	833	635
Investment banking	648	1,100	1,143
Interest income	3,748	1,508	823
Other	187	188	229
Total revenues	12,992	11,308	9,910
Interest expense	(1,373)	(305)	(150)
Net revenues	11,619	11,003	9,760
Non-interest expenses:
Compensation, commissions and benefits	7,299	7,329	6,584
Non-compensation expenses:
Communications and information processing	599	506	429
Occupancy and equipment	271	252	232
Business development	242	186	111
Investment sub-advisory fees	151	152	130
Professional fees	145	131	122
Bank loan provision/(benefit) for credit losses	132	100	(32)
Losses on extinguishment of debt	—	—	98
Other	500	325	295
Total non-compensation expenses	2,040	1,652	1,385
Total non-interest expenses	9,339	8,981	7,969
Pre-tax income	2,280	2,022	1,791
Provision for income taxes	541	513	388
Net income	1,739	1,509	1,403
Preferred stock dividends	6	4	—
Net income available to common shareholders	$1,733	$1,505	$1,403

Earnings per common share – basic	$8.16	$7.16	$6.81
Earnings per common share – diluted	$7.97	$6.98	$6.63
Weighted-average common shares outstanding – basic	211.8	209.9	205.7
Weighted-average common and common equivalent shares outstanding – diluted	216.9	215.3	211.2

Net income	$1,739	$1,509	$1,403
Other comprehensive income/(loss), net of tax:
Available-for-sale securities	(40)	(897)	(94)
Currency translations, net of the impact of net investment hedges	50	(114)	16
Cash flow hedges	1	70	26
Total other comprehensive income/(loss), net of tax	11	(941)	(52)
Total comprehensive income	$1,750	$568	$1,351
See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year ended September 30,
$ in millions, except per share amounts	2023	2022	2021
Preferred stock:
Balance beginning of year	$120	$—	$—
Preferred stock issued for TriState Capital Holdings, Inc. (“TriState Capital”) acquisition	—	120	—
Redemption of preferred stock	(41)	—	—
Balance end of year	79	120	—

Common stock, par value $.01 per share:
Balance beginning of year	2	2	2
Issuance of shares for stock split	—	—	1
Other	—	—	(1)
Balance end of year	2	2	2

Additional paid-in capital:
Balance beginning of year	2,987	2,088	2,007
Common stock issued for TriState Capital acquisition	—	778	—
Restricted stock awards issued for TriState Capital acquisition	—	28	—
Employee stock purchases	43	42	32
Distributions due to vesting of restricted stock units and exercise of stock options, net of forfeitures	(117)	(135)	(77)
Share-based compensation amortization	230	186	126
Issuance of shares for stock split	—	—	(1)
Other	—	—	1
Balance end of year	3,143	2,987	2,088

Retained earnings:
Balance beginning of year	8,843	7,633	6,484
Net income attributable to Raymond James Financial, Inc.	1,739	1,509	1,403
Common and preferred stock cash dividends declared (see Note 20)	(369)	(299)	(219)
Cumulative adjustments for changes in accounting principles	—	—	(35)
Balance end of year	10,213	8,843	7,633

Treasury stock:
Balance beginning of year	(1,512)	(1,437)	(1,390)
Purchases/surrenders	(810)	(173)	(128)
Reissuances due to vesting of restricted stock units and exercise of stock options	70	98	81
Balance end of year	(2,252)	(1,512)	(1,437)

Accumulated other comprehensive income/(loss):
Balance beginning of year	(982)	(41)	11
Other comprehensive income/(loss), net of tax	11	(941)	(52)
Balance end of year	(971)	(982)	(41)
Total equity attributable to Raymond James Financial, Inc.	$10,214	$9,458	$8,245

Noncontrolling interests:
Balance beginning of year	$(26)	$58	$62
Net income/(loss) attributable to noncontrolling interests	(1)	(1)	23
Deconsolidations and sales	—	(83)	(27)
Balance end of year	(27)	(26)	58
Total shareholders’ equity	$10,187	$9,432	$8,303

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
$ in millions	2023	2022	2021
Cash flows from operating activities:
Net income	$1,739	$1,509	$1,403
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	165	145	134
Deferred income taxes, net	(88)	(16)	(37)
Premium and discount amortization on available-for-sale securities and bank loans and net unrealized gain/loss on other investments	(49)	23	15
Provisions/(benefits) for credit losses and legal and regulatory proceedings	292	111	(20)
Share-based compensation expense	237	192	132
Unrealized (gain)/loss on company-owned life insurance policies, net of expenses	(96)	174	(150)
Losses on extinguishment of debt	—	—	98
Other	10	49	66
Net change in:
Assets segregated for regulatory purposes excluding cash and cash equivalents	—	2,100	(2,100)
Collateralized agreements, net of collateralized financings	157	(37)	(29)
Loans (provided to) financial advisors, net of repayments	(7)	(120)	(90)
Brokerage client receivables and other receivables, net	257	(203)	(420)
Trading instruments, net	(33)	48	(141)
Derivative instruments, net	(130)	479	53
Other assets	(52)	(126)	16
Brokerage client payables and other payables	(6,088)	(4,213)	7,306
Accrued compensation, commissions and benefits	123	(76)	416
Purchases and originations of loans held for sale, net of proceeds from sales of securitizations and loans held for sale	49	33	(5)
Net cash provided by/(used in) operating activities	(3,514)	72	6,647

Cash flows from investing activities:
Increase in bank loans, net	(1,262)	(7,235)	(4,027)
Proceeds from sales of loans held for investment	680	213	287
Purchases of available-for-sale securities	(611)	(3,069)	(4,218)
Available-for-sale securities maturations, repayments and redemptions	1,262	1,712	2,181
Proceeds from sales of available-for-sale securities	—	52	969
Cash and cash equivalents acquired in business acquisitions, including those segregated for regulatory purposes, net of cash paid for acquisitions	—	1,461	(266)
Additions to property and equipment	(173)	(91)	(74)
Purchase of Federal Reserve Bank stock	(22)	—	—
Purchases of Federal Home Loan Bank stock, net	(4)	—	—
Investment in note receivable	—	(125)	—
Investment in solar tax credit equity investment	(69)	—	—
(Purchases)/sales of other investments, net	(6)	24	27
Other investing activities, net	(69)	(93)	(19)
Net cash used in investing activities	(274)	(7,151)	(5,140)

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended September 30,
$ in millions	2023	2022	2021
Cash flows from financing activities:
Proceeds from senior notes issuances, net of debt issuance costs paid	—	—	737
Extinguishment of senior notes payable	—	—	(844)
Increase in bank deposits	2,842	6,269	5,694
Repurchases of common stock and share-based awards withheld for payment of withholding tax requirements	(862)	(216)	(150)
Dividends on common and preferred stock	(355)	(277)	(218)
Redemption of preferred stock	(40)	—	—
Exercise of stock options and employee stock purchases	46	52	53
Proceeds from Federal Home Loan Bank advances	3,200	1,025	—
Repayments of Federal Home Loan Bank advances and other borrowed funds	(3,391)	(967)	(31)
Other financing, net	(2)	(7)	(9)
Net cash provided by financing activities	1,438	5,879	5,232

Currency adjustment:
Effect of exchange rate changes on cash and cash equivalents, including those segregated for regulatory purposes	239	(590)	76
Net increase/(decrease) in cash and cash equivalents, including those segregated for regulatory purposes and restricted cash	(2,111)	(1,790)	6,815
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at beginning of year	14,659	16,449	9,634
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of year	$12,548	$14,659	$16,449

Cash and cash equivalents	$9,313	$6,178	$7,201
Cash and cash equivalents segregated for regulatory purposes and restricted cash	3,235	8,481	9,248
Total cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of year	$12,548	$14,659	$16,449

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,310	$323	$145
Cash paid for income taxes, net	$565	$524	$437
Cash outflows for lease liabilities	$123	$111	$110
Non-cash right-of-use assets recorded for new and modified leases	$143	$68	$168
Common stock issued as consideration for TriState Capital acquisition	$—	$778	$—
Restricted stock awards issued as consideration for TriState Capital acquisition	$—	$28	$—
Preferred stock issued as consideration for TriState Capital acquisition	$—	$120	$—
Effective settlement of note receivable for TriState Capital acquisition	$—	$123	$—

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Raymond James Financial, Inc. (“RJF” or the “firm”) is a financial holding company which, together with its subsidiaries, is engaged in various financial services activities, including providing investment management services to retail and institutional clients, merger & acquisition and advisory services, the underwriting, distribution, trading and brokerage of equity and debt securities, and the sale of mutual funds and other investment products. The firm also provides corporate and retail banking services, and trust services.  For further information about our business segments, see Note 26.  As used herein, the terms “our,” “we,” or “us” refer to RJF and/or one or more of its subsidiaries.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent accounting developments

Accounting guidance recently adopted

In March 2023, the Financial Accounting Standards Board (“FASB”) issued amended guidance related to accounting for investments in tax credit structures using the proportional amortization method (ASU 2023-02). The amendment permits reporting entities to elect to account for their equity investments in tax credit structures using the proportional amortization method if certain conditions are met. This amendment requires entities to make disclosures about all investments in a tax credit program for which they have elected to account for using the proportional amortization method, including those investments in an elected tax credit program that do not meet the conditions to apply the proportional amortization method.

We adopted this guidance on October 1, 2022 using a modified retrospective approach. The impact on our financial statements upon adoption of this new standard was insignificant as our eligible investments upon adoption were not significant. Our significant accounting policies described below have been updated for the adoption of this guidance where applicable.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
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

Asset management and related administrative fees

We earn asset management and related administrative fees for performing asset management, portfolio management and related administrative services to retail and institutional clients. Such fees are generally calculated as a percentage of the value of our Private Client Group (“PCG”) client assets in fee-based accounts or on the net asset value of assets managed by our Raymond James Investment Management division (“Raymond James Investment Management”) in our Asset Management segment. The values of these assets are impacted by market fluctuations and net inflows or outflows of assets. Fees are generally collected quarterly and are based on balances either at the beginning of the quarter or the end of the quarter, or average balances throughout the quarter. Asset management and related administrative fees are recognized on a monthly basis (i.e., over time) as the services are performed.

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

Brokerage revenues

Securities commissions

Mutual and other fund products and insurance and annuity products

We earn revenues for distribution and related support services performed related to mutual and other funds, fixed and variable annuities and insurance products. Depending on the product sold, we may receive an upfront fee for our services, a trailing commission, or some combination thereof. Upfront commissions received are generally based on a fixed rate applied, as a percentage, to amounts invested or the value of the contract at the time of sale and are generally recognized at the time of sale. Trailing commissions are generally based on a fixed rate applied, as a percentage, to the net asset value of the fund, or the value of the insurance policy or annuity contract. Trailing commissions on eligible products are generally received monthly or quarterly over the period that our client holds the investment or holds the contract. As these trailing commissions are based on factors outside of our control, including market movements and client behavior (i.e., how long clients hold their investment, insurance policy or annuity contract), such revenue is recognized when it is probable that a significant reversal will not occur.

Equities, ETFs and fixed income products

We earn commissions for executing and clearing transactions for customers, primarily in listed and over-the-counter equity securities, including exchange-traded funds (“ETFs”), options, and fixed income securities. Such revenues primarily arise from transactions for retail clients in our PCG segment, as well as services related to sales and trading activities transacted on an agency basis in our Capital Markets segment. Commissions are recognized on trade date, generally received from the customer on settlement date, and we record a receivable between the trade date and the date collected from the customer.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

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

Raymond James Bank Deposit Program (“RJBDP”) fees

We earn servicing fees from various banks for administrative services we provide related to our clients’ deposits that are swept to such banks as part of the Raymond James Bank Deposit Program, our multi-bank sweep program. The amounts received from third-party banks are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates and the interest paid to clients by the third-party banks on balances in the RJBDP. The fees are earned over time as the related administrative services are performed and are received monthly. Our PCG segment also earns servicing fees from our Bank segment, which is calculated as the greater of a base servicing fee or a net yield equivalent to the average yield that the firm would otherwise receive from third-party banks in the RJBDP. These intersegment fees, and the offsetting intersegment expense in the Bank segment, are eliminated in consolidation.

Investment banking

We earn revenue from investment banking transactions, including public and private equity and debt financings, merger & acquisition advisory services, and other advisory services. Underwriting revenues, which are typically deducted from the proceeds remitted to the issuer, are recognized on trade date if there is no uncertainty or contingency related to the amount to be received. Fees from merger & acquisition and advisory assignments are generally recognized at the time the services related to the transaction are completed under the terms of the engagement. Fees for merger & acquisition and advisory services are typically received upfront, as non-refundable retainer fees, and/or upon completion of a transaction as a success fee. Expenses related to investment banking transactions are generally deferred until the related revenue is recognized or the assignment is otherwise concluded. Such expenses, when recognized, are included in “Professional fees” on our Consolidated Statements of Income and Comprehensive Income.

Cash and cash equivalents

Our cash equivalents include money market funds or highly liquid investments with maturities of 3 months or less as of our date of purchase, other than those held for trading purposes.

Assets segregated for regulatory purposes and restricted cash

Our broker-dealers carrying client accounts are generally subject to requirements to maintain cash or qualified securities on deposit in a segregated reserve account for the exclusive benefit of their clients. Such amounts are included in “Assets segregated for regulatory purposes and restricted cash” on our Consolidated Statements of Financial Condition as of each respective period end. These amounts largely include cash and cash equivalents but may also include highly liquid securities, such as U.S. Treasury securities (“U.S. Treasuries”), which are carried at fair value on our Consolidated Statements of Financial Condition. These assets are classified as Level 1 in the fair value hierarchy.

We may also from time to time be required to restrict cash for other corporate purposes. In addition, Raymond James Ltd. (“RJ Ltd.”) holds client Registered Retirement Savings Plan funds in trust in accordance with Canadian retirement plan regulations.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

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

Securities borrowed and securities loaned

We may act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one counterparty and then either lend them to another counterparty or use them in our broker-dealer operations to cover short positions. Where permitted, we have also loaned, to broker-dealers and other financial institutions, securities owned by the firm or our clients or others we have received as collateral. Securities borrowed and securities loaned transactions are accounted for as collateralized agreements and collateralized financings, respectively, and are recorded at the amount of cash advanced or received. In securities borrowed transactions, we are required to deposit cash with the lender in an amount which is generally in excess of the market value of securities borrowed. With respect to securities loaned, we generally receive cash in an amount in excess of the market value of securities loaned. We evaluate the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary. Securities borrowed and securities loaned are included in “Collateralized agreements” and “Collateralized financings,” respectively, on our Consolidated Statements of Financial Condition. See Note 7 for additional information regarding collateralized agreements and financings.

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

Level 3 - Financial instruments reported in Level 3 have little, if any, market activity and are measured using one or more inputs that are significant to the fair value measurement and unobservable. These valuations require judgment and estimation. These instruments are generally valued using discounted cash flow techniques.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
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

Valuation techniques and inputs

The fair values for certain of our financial instruments are derived using pricing models and other valuation techniques that involve management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of our financial instruments. Financial instruments which are actively traded will generally have a higher degree of price transparency than financial instruments that are less frequently traded. In accordance with GAAP, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For equity securities, our definition of actively traded is based on average daily trading volume. We have determined the market for certain other types of financial instruments to be uncertain or inactive as of both September 30, 2023 and 2022. As a result, the valuation of these financial instruments included management judgment in determining the relevance and reliability of market information available.

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

The fair values of our available-for-sale securities are determined by obtaining prices from third-party pricing services, which are primarily based on valuation models. The third-party pricing services provide comparable price evaluations utilizing observable market data for similar securities. Such observable market data is comprised of benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data (including market research publications), and loan performance experience. We utilize other third-party pricing services to corroborate the pricing information obtained from the primary pricing service. The majority of our available-for-sale securities are classified within Level 2 of the fair value hierarchy; however, certain available-for-sale securities are classified within Level 1 of the fair value hierarchy.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

Interest on available-for-sale securities is recognized in interest income on an accrual basis, with the related accrued interest not yet received reflected in “Other receivables” on our Consolidated Statements of Financial Condition. Discounts are accreted and premiums are amortized as an adjustment to yield over the estimated average life of the security, after factoring in the impact of prepayments. Unrealized gains or losses due to market factors on available-for-sale securities are recorded through other comprehensive income/(loss) (“OCI”), net of applicable taxes, and are thereafter presented in equity as a component of accumulated other comprehensive income (“AOCI”) on our Consolidated Statements of Financial Condition. Realized gains and losses on sales of available-for-sale securities are recognized using the specific identification method and are reflected in “Other” revenue in the period sold.

Derivative assets and derivative liabilities

Our derivative assets and derivative liabilities are recorded at fair value and are included in “Derivative assets” and “Derivative liabilities” on our Consolidated Statements of Financial Condition. To reduce credit exposure on certain of our derivative transactions, we may enter into a master netting arrangement that allows for net settlement of all derivative transactions with each counterparty within the same subsidiary.  In addition, the credit support annex allows parties to the master netting agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral.  Generally the collateral we accept is in the form of either cash or marketable securities.  Where permitted, we elect to net-by-counterparty certain derivatives entered into under a legally enforceable master netting agreement and, therefore, the fair value of those derivatives are netted by counterparty on our Consolidated Statements of Financial Condition. As we elect to net-by-counterparty the fair value of such derivatives, we also net-by-counterparty cash collateral exchanged as part of those derivative agreements. Collateral received in the form of marketable securities is not offset as part of such derivative agreements.

We may also require certain counterparties to make a cash deposit at the inception of a derivative agreement, referred to as “initial margin.” This initial margin is included in “Cash and cash equivalents” and “Other payables” on our Consolidated Statements of Financial Condition. We are also required to maintain deposits with the clearing organizations we utilize to clear certain of our interest rate derivatives, for which we have generally posted securities as collateral. This initial margin is included as a component of “Other investments” and “Available-for-sale securities” on our Consolidated Statements of Financial Condition. On a daily basis, we also pay cash to, or receive cash from, these clearing organizations due to changes in the fair value of the derivatives which they clear. Such payments are referred to as “variation margin” and are considered to be settlement of the related derivatives.

Interest rate derivatives

We enter into interest rate derivatives as part of our trading activities in our fixed income business to facilitate client transactions or to actively manage risk exposures that arise from our client activity, including a portion of our trading inventory. In addition, we enter into interest rate derivatives with clients of our Bank segment, including clients with whom we have entered into loans or other lending arrangements, to facilitate their respective interest rate risk management strategies. The majority of these derivatives are traded in the over-the-counter market and are executed directly with another counterparty or are cleared and settled through a clearing organization. Realized and unrealized gains or losses on such derivatives are recorded in “Principal transactions” on our Consolidated Statements of Income and Comprehensive Income. The fair values of these interest rate derivatives are obtained from internal or third-party pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value, yield curve and other volatility factors underlying the positions. Since these model inputs can be observed in liquid markets and the models do not require significant judgment, such derivatives are classified within Level 2 of the fair value hierarchy. We corroborate the output of our internal pricing models by preparing an independent calculation using a third-party model. Our fixed income business also holds to-be-announced security contracts that are accounted for as derivatives, which are classified within Level 1 of the fair value hierarchy.

We also facilitated matched book derivative transactions in which we entered into interest rate derivatives with clients. For every matched book derivative we entered into with a client, we also entered into an offsetting derivative on terms that mirrored the client transaction with a credit support provider, which was a third-party financial institution. Any collateral required to be exchanged under these matched book derivatives was administered directly between the client and the third-party financial institution. Due to this pass-through transaction structure, we had completely mitigated the market and credit risk on these matched book derivatives. As a result, matched book derivatives for which the fair value was in an asset position had an equal and offsetting derivative liability. Fair value was determined using an internal pricing model which included inputs from independent pricing sources to project future cash flows related to each underlying derivative. Since any changes in fair value were completely offset by a change in fair value of the offsetting derivative, there was no net impact on our Consolidated

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Statements of Income and Comprehensive Income from changes in the fair value of these derivatives. During the year ended September 30, 2023, we exited such matched book derivative agreements.

We enter into primarily floating-rate advances from the Federal Home Loan Bank (“FHLB”) to, in part, fund lending and investing activities in our Bank segment and then enter into interest rate contracts which swap variable interest payments on a portion of such borrowings for fixed interest payments. We also enter into interest rate contracts which swap variable interest payments associated with certain money market and saving account deposits for fixed interest payments. These interest rate swaps are designated as cash flow hedges and effectively fix a portion of our Bank segment’s cost of funds and mitigate a portion of the market risk associated with its lending and investing activities. The gain or loss on our Bank segment’s cash flow hedges is recorded, net of tax, in shareholders’ equity as a component of AOCI and subsequently reclassified to earnings when the hedged transaction affects earnings, specifically upon the incurrence of interest expense on the hedged borrowings and deposits. Hedge effectiveness is assessed at inception and at each reporting period utilizing regression analysis. As the key terms of the hedging instrument and hedged transaction match at inception, management expects the hedges to be effective while they are outstanding. The fair value of these interest rate swaps is determined by obtaining valuations from a third-party pricing service. These third-party valuations are based on observable inputs such as time value and yield curves. We validate these observable inputs by preparing an independent calculation using a secondary model. Cash flows from hedging activities are included in the same category as the items being hedged. Cash flows from derivative instruments used to manage interest rates are classified as operating activities. We classify these derivatives within Level 2 of the fair value hierarchy.

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

Private equity investments consist primarily of investments in third-party private equity funds.  The private equity funds in which we invest are primarily closed-end funds in which our investments are generally not eligible for redemption. We receive distributions from these funds as the underlying assets are liquidated or distributed. These investments are measured at fair value with any gains or losses recognized in “Other” revenues on our Consolidated Statements of Income and Comprehensive Income. The fair values of substantially all of our private equity investments are determined utilizing the net asset value (“NAV”) of the fund as a practical expedient with the remainder utilizing Level 3 valuation techniques.

Client-owned fractional shares

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
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

Securities beneficially owned by clients, including those that collateralize margin or other similar transactions, are not reflected on our Consolidated Statements of Financial Condition. See Note 7 for additional information regarding this collateral.
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

Bank loans, net

Loans held for investment

Bank loans are comprised of loans originated or purchased by our Bank segment and include securities-based loans (“SBL”), commercial and industrial (“C&I”) loans, commercial real estate (“CRE”) loans, real estate investment trust (“REIT”) loans, residential mortgage loans, and tax-exempt loans. The loans which we have the intent and the ability to hold until maturity or payoff are recorded at their unpaid principal balance plus any premium paid in connection with the purchase of the loan or less any discounts received in connection with the purchase of the loan, less the allowance for credit losses and charge-offs, and net of deferred fees and costs on originated loans. Loan origination fees and direct costs, as well as premiums and discounts on loans that are not revolving, are capitalized and recognized in interest income using the effective interest method, taking into consideration scheduled payments and prepayments. Loan discounts include fair value adjustments associated with our acquisition of TriState Capital Bank which totaled $145 million as of our June 1, 2022 acquisition date and will be accreted into interest income over the weighted-average life of the underlying loans, estimated to approximate four years as of the acquisition date, which may vary based on prepayments. For revolving loans, the straight-line method is used based on the contractual term. Syndicated loans purchased in the secondary market are recorded on the trade date. Interest income is recorded on an accrual basis.

We segregate our loan portfolio into six loan portfolio segments: SBL, C&I, CRE (primarily loans that are secured by income-producing properties and CRE construction loans), REIT (loans made to businesses that own or finance income-producing real estate), residential mortgage, and tax-exempt. Loans in our SBL portfolio segment are primarily collateralized by the borrower’s marketable securities at advance rates consistent with industry standards and, to a lesser extent, the cash surrender value of any applicable life insurance policies. An insignificant portion of our SBL portfolio is collateralized by private securities or other financial instruments with a limited trading market. These portfolio segments also serve as the portfolio loan classes for purposes of credit analysis. See the “Allowance for credit losses” section below for information on our allowance policies.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Loans held for sale

Certain residential mortgage loans originated and intended for sale in the secondary market due to their fixed interest rate terms are carried at the lower of cost or estimated fair value. The fair values of the residential mortgage loans held for sale are estimated using observable prices obtained from counterparties for similar loans. These nonrecurring fair value measurements are classified within Level 2 of the fair value hierarchy.

We purchase the guaranteed portions of Small Business Administration (“SBA”) loans and account for these loans at the lower of cost or estimated fair value. We then aggregate SBA loans with similar characteristics into pools for securitization and sell these pools in the secondary market. Individual SBA loans may be sold prior to securitization. The fair values of the SBA loans which have not yet been securitized are determined based upon their committed sales price, third-party price quotes, or are determined using a third-party pricing service. These nonrecurring fair value measurements are classified within Level 2 of the fair value hierarchy.

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

Corporate loans, which include C&I, CRE and REIT loans, as well as tax-exempt loans are designated as held for investment upon inception and recorded in loans receivable. If we subsequently designate a corporate or tax-exempt loan as held for sale, which generally occurs as part of our credit management activities, we then write down the carrying value of the loan with a partial charge-off, if necessary, to carry it at the lower of cost or estimated fair value. The fair value estimate is based on collateral value less selling costs for the collateral-dependent loans and discounted cash flows for loans that are not collateral-dependent. These nonrecurring fair value measurements are classified within Level 2 or 3 of the fair value hierarchy.

Gains and losses on sales of residential mortgage loans held for sale, SBA loans that are not part of a securitized pool, and corporate loans transferred from the held for investment portfolio, are included as a component of “Other” revenues on our Consolidated Statements of Income and Comprehensive Income, while interest collected on these assets is included in “Interest income.”

Unfunded lending commitments

We have outstanding at any time a significant number of commitments to extend credit and other credit-related off-balance-sheet financial instruments such as revolving lines of credit, standby letters of credit and loan purchases. Our policy is generally to require customers to pledge collateral at the time of closing. The amount of collateral pledged, if it is deemed necessary upon extension of credit, is based on our credit evaluation of the borrower. Collateral securing unfunded lending commitments varies but may include assets such as marketable securities, accounts receivable, inventory, real estate, and income-producing commercial properties.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
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

A portion of our corporate loan portfolio is comprised of participations in either Shared National Credits (“SNCs”) or other large syndicated loans in the U.S. and Canada. The SNCs are U.S. loan syndications totaling over $100 million that are shared between three or more regulated institutions. The agent bank’s regulator reviews a portion of SNC loans on a semi-annual basis and provides a synopsis of each loan’s regulatory classification, including loans that are designated for nonaccrual status and directed charge-offs. We must be at least as critical with our nonaccrual designations, directed charge-offs, and classifications, potentially impacting our allowance for credit losses and charge-offs. Corporate loans are subject to our internal review procedures and regulatory review by the Board of Governors of the Federal Reserve System (“the Fed”) and either the Florida Office of Financial Regulation or the Pennsylvania Department of Banking and Securities (“PDBS”) as part of our respective banks’ regulatory examinations.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Loans to financial advisors, net

We offer loans to financial advisors for recruiting and retention purposes. The decision to extend credit to a financial advisor is generally based on their ability to generate future revenues. Loans offered are generally repaid over a five to ten year period, with interest recognized as earned, and are contingent upon continued affiliation with us. These loans are not assignable by the financial advisor and may only be assigned by us to a successor in interest. There is no fee income associated with these loans. In the event that the financial advisor is no longer affiliated with us, any unpaid balance of such loan becomes immediately due and payable to us and generally does not continue to accrue interest. Based upon the nature of these financing receivables, affiliation status (i.e., whether the advisor is actively affiliated with us or has terminated affiliation with us) is the primary credit risk factor within this portfolio. We present the outstanding balance of loans to financial advisors on our Consolidated Statements of Financial Condition, net of the allowance for credit losses. Refer to the allowance for credit losses section that follows for further information related to our allowance for credit losses on our loans to financial advisors. See Note 9 for additional information on our loans to financial advisors.

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

We use multiple methodologies in estimating an allowance for credit losses and our approaches may differ by the subsidiary which holds the asset, the type of financial asset and the risk characteristics within each financial asset type. Our estimates are based on ongoing evaluations of the portfolio, the related credit risk characteristics, and the overall economic and environmental conditions affecting the financial assets. For certain of our financial assets with collateral maintenance provisions (e.g., SBL, collateralized agreements, and margin loans), we apply the practical expedient allowed under the CECL guidance in estimating an allowance for credit losses. We reasonably expect that borrowers (or counterparties, as applicable) will replenish the collateral as required. As a result, we estimate zero credit losses to the extent that the fair value of the collateral equals or exceeds the related carrying value of the financial asset. When the fair value of the collateral securing the financial asset is less than the carrying value, qualitative factors such as historical experience (adjusted for current risk characteristics and economic conditions) as well as reasonable and supportable forecasts are considered in estimating the allowance for credit losses on the unsecured portion of the financial asset.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
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

The allowance for credit losses on collectively evaluated loans for each respective subsidiary is comprised of two components: (a) a quantitative allowance; and (b) a qualitative allowance, which is based on an analysis of model limitations and other factors not considered by the quantitative models. There are several factors considered in estimating the quantitative allowance for credit losses on collectively evaluated loans which generally include, but are not limited to, the internal risk rating, historical loss experience (including adjustments due to current risk characteristics and economic conditions), prepayments, borrower-controlled extensions, and expected recoveries. We use third-party data for historical information on collectively evaluated corporate loans and residential mortgage loans.

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

Held for investment bank loans

Raymond James Bank: The allowance for credit losses for the C&I, CRE, REIT, residential mortgage, and tax-exempt portfolio segments is estimated using credit risk models that project a probability of default (“PD”), which is then multiplied by the loss given default (“LGD”) and the estimated exposure at default (“EAD”) at the loan-level for every period remaining in the loan’s expected life, including the maturity period. Historical information, combined with macroeconomic variables, are used in estimating the PD, LGD and EAD. Our credit risk models consider several factors when estimating the expected credit losses which may include, but are not limited to, financial performance and position, estimated prepayments, geographic location, industry or sector type, debt type, loan size, capital structure, initial risk levels and the economic outlook. Additional factors considered by the residential mortgage model include FICO scores and loan-to-value (“LTV”) ratios.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
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

See Note 8 for additional information about our bank loans, including credit quality indicators considered in developing the allowance for credit losses.

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

Available-for-sale securities

Credit losses on available-for-sale securities are limited to the difference between the security’s amortized cost basis and its fair value on the reporting date. Credit losses, if any, are recognized through an allowance for credit losses rather than as a direct reduction in amortized cost basis or the acquisition date fair value, as applicable. We expect zero credit losses on the portion of our available-for-sale securities portfolio that is comprised of U.S. government and government agency-backed securities and the related accrued interest receivable for which payments of both principal and interest are guaranteed, and for which we have not historically experienced any credit losses. In addition, we have the ability and intent to hold these securities and unrealized losses related to these available-for-sale securities are generally due to changes in market interest rates. On a quarterly basis, we reassess our expectation of zero credit losses on such securities, giving consideration to any relevant changes in the securities or the issuer.

On a quarterly basis, we also evaluate non-agency-backed available-for-sale securities in an unrealized loss position for expected credit losses. We first determine whether it is more likely than not that we will sell the impaired securities, giving consideration to current and forecasted liquidity requirements, regulatory and capital requirements, and our securities portfolio management. If it is more likely than not that we will sell an available-for-sale security with a fair value below amortized cost before recovery, the security’s book basis is written down to fair value through earnings. For available-for-sale debt securities that it is more likely than not that we will not sell before recovery, a provision for credit losses is recorded through earnings for the amount of the valuation decline below book basis that is attributable to credit losses. We consider the extent to which fair value is less than amortized cost, credit ratings and other factors related to the security in assessing whether a credit loss exists, and we measure the credit loss by comparing the present value of cash flows expected to be collected to the book basis of the security limited by the amount that the fair value is less than the book basis. The remaining difference between the security’s fair value and its book basis (that is, the decline in fair value not attributable to credit losses) is recognized in OCI on an after-tax basis. Changes in the allowance for credit losses are recorded as provisions for credit losses. Losses are charged against the allowance when we believe the security is uncollectible or we intend to sell the security. At September 30, 2023, based on our assessment of those securities not guaranteed by the U.S government or its agencies, we did not recognize an allowance for credit losses.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

Identifiable intangible assets, net

Certain identifiable intangible assets we acquire such as those related to customer relationships, core deposits, developed technology, trade names and non-compete agreements, are amortized over their estimated useful lives on a straight-line basis and are evaluated for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable. Amortization expense and impairment losses, if any, related to our identifiable intangible assets are included in “Other” expenses on our Consolidated Statements of Income and Comprehensive Income.

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

In the course of our evaluation of a potential impairment to goodwill, we may elect either a qualitative or a quantitative assessment. Our qualitative assessments consider macroeconomic indicators, such as trends in equity and fixed income markets, GDP, labor markets, interest rates, and housing markets. We also consider regulatory changes, as well as company-specific factors such as market capitalization, reporting unit specific results, and changes in key personnel and strategy. Changes in these indicators, and our ability to respond to such changes, may trigger the need for impairment testing at a point other than our annual assessment date. We assess these, and other, qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing a quantitative impairment analysis is not required. However, if we conclude otherwise, we then perform a quantitative impairment analysis. Alternatively, if we elect not to perform a qualitative assessment, we perform a quantitative evaluation.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Other assets

Other assets is primarily comprised of investments in company-owned life insurance, property and equipment, net, right-of-use assets (“ROU assets”) associated with leases, prepaid expenses, FHLB stock, Federal Reserve Bank (“FRB”) stock, investments in real estate partnerships held by consolidated VIEs, and certain other investments, primarily held in our Bank segment. See Note 12 for additional information. Other assets also includes client-owned fractional shares for which we act in a principal capacity. See our client-owned fractional shares policy above for further information.

We maintain investments in company-owned life insurance policies utilized to indirectly fund certain non-qualified deferred compensation plans and other employee benefit plans. These life insurance policies are recorded at cash surrender value as determined by the insurer. See Note 23 for information on the non-qualified deferred compensation plans.

Ownership of FHLB and FRB stock is a requirement for all banks seeking membership into and access to the services provided by these banking systems. These investments are carried at cost.

Raymond James Affordable Housing Investments, Inc. (“RJAHI”), a wholly-owned subsidiary of RJF, or one of its affiliates, acts as the managing member or general partner in Low-Income Housing Tax Credit (“LIHTC”) funds and other funds of a similar nature, some of which require consolidation. These funds invest in housing project limited partnerships or limited liability companies (“LLCs”) which purchase and develop affordable housing properties generally qualifying for federal and state low-income housing tax credits and/or provide a mechanism for banks and other institutions to meet certain regulatory obligations. The investments in project partnerships of all of the LIHTC fund VIEs which require consolidation are included in “Other assets” on our Consolidated Statements of Financial Condition.

Our Bank segment holds investments which deliver tax benefits, including in LIHTC funds, some of which are managed by RJAHI. We also hold other investments in tax credit structures. These investments are included in “Other assets” on our Consolidated Statements of Financial Condition. See the “Income taxes” section of this Note 2 for a discussion of our accounting for investments which qualify for tax credits. See additional discussion in this Note 2 regarding our evaluation and conclusions around consolidation of such VIEs.

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation and software amortization. Property and equipment primarily consists of software, buildings, certain leasehold improvements, and furniture. Software includes both purchased software and internally developed software that has been placed in service, including certain software projects where development is in progress. Buildings primarily consists of owned facilities. Leasehold improvements are generally costs associated with lessee-owned interior office space improvements. Equipment primarily consists of communications and technology hardware. Depreciation of assets (other than land, which is not depreciated) is primarily calculated using the straight-line method over the estimated useful lives of the assets, within ranges outlined in the following table.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
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

Bank deposits

Bank deposits include money market accounts, savings accounts, interest-bearing and non-interest-bearing demand deposits, and certificates of deposit held at Raymond James Bank and TriState Capital Bank. Raymond James Bank deposits include deposits that are swept from the investment accounts of PCG clients through the RJBDP which are included in money market and savings accounts, as well as deposits associated with our Enhanced Savings Program (“ESP”) which are primarily included within interest-bearing demand deposit totals. TriState Capital Bank’s deposits are generally comprised of money market and savings accounts, including RJBDP deposits, and interest-bearing demand deposits. Deposits are stated at the principal amount outstanding. Interest on deposits is accrued and charged to interest expense daily and is paid or credited in accordance with the terms of the respective accounts. The interest rates on the vast majority of our deposits are determined based on market rates and, in certain cases, may be linked to an index, such as the effective federal funds rate. See Note 15 for additional detail regarding deposits.

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

We record liabilities related to legal and regulatory proceedings in “Other payables” on our Consolidated Statements of Financial Condition. The determination of these liability amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client’s account; the basis and validity of the claim; the possibility of wrongdoing on the part of one of our employees or financial advisors; previous results in similar cases; and legal precedents and case law. Each legal proceeding or significant regulatory matter is reviewed in each accounting period and the liability balance is adjusted as deemed appropriate by management. Any change in the liability amount is recorded through “Other” expense on our Consolidated Statements of Income and Comprehensive Income. The actual costs of resolving legal matters or regulatory proceedings may be substantially higher or lower than the recorded liability amounts for such matters. Our costs of defense related to such matters are expensed in the period they are incurred. Such defense costs are primarily related to external legal fees which are included within “Professional fees” on our Consolidated Statements of Income and Comprehensive Income. See Note 19 for additional information.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Share-based compensation

We account for the compensation cost related to share-based payment awards made to employees, directors, and independent contractors based on the estimated fair values of the awards on the date of grant. The compensation cost of our share-based awards, net of estimated forfeitures, is amortized over the requisite service period of the awards. Share-based compensation amortization is included in “Compensation, commissions and benefits” expense on our Consolidated Statements of Income and Comprehensive Income. See Note 23 for additional information on our share-based compensation.

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

Foreign currency translation

The statements of financial condition of the foreign subsidiaries we consolidate are translated at exchange rates as of the period-end. The statements of income are translated either at an average exchange rate for the period or, in certain cases, at the exchange rate in effect on the date which transactions occur. The gains or losses resulting from translating foreign currency financial statements into U.S. dollar (“USD”) are included in OCI and are thereafter presented in equity as a component of AOCI. Gains and losses relating to transactions in currencies other than the respective subsidiaries’ functional currency are reported in “Other” revenues on our Consolidated Statements of Income and Comprehensive Income.

Income taxes

The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year. We utilize the asset and liability method to provide for income taxes on all transactions recorded in our consolidated financial statements. This method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for book and tax purposes. Accordingly, a deferred tax asset or liability for each temporary difference is determined based on the tax rates that we expect to be in effect when the underlying items of income and expense are realized. Our net deferred tax assets and net deferred tax liabilities presented on the financial statements are based upon the jurisdictional footprint of the firm. We consider our major jurisdictions for disclosure purposes to be federal, state, Canada, and the United Kingdom (“U.K.”). Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns, including the repatriation of undistributed earnings of foreign subsidiaries. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or liquidity. See Note 18 for additional information on our income taxes.

We hold equity investments in certain structures which deliver tax benefits, including LIHTC funds, Historic Tax Credit (“HTC”) funds, and a Solar Tax Credit investment (“STC”). For those LIHTC, HTC, and STC investments that qualify for application of the proportional amortization method, we apply such method. Under the proportional amortization method, such investment is amortized in proportion to the allocation of tax benefits received in each period, and the investment amortization and the tax benefits are presented on a net basis within “Provision for income taxes” on our Consolidated Statements of Income and Comprehensive Income.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Where our tax credit equity investments do not qualify for the proportional amortization method, we record the investment amortization, through the application of the equity method of accounting, in “Other” expenses on our Consolidated Statements of Income and Comprehensive Income and the federal tax credits that result from such investments reduce our provision for income taxes in the year the tax credits are earned. As a result, inclusion of these tax credits may not align to the year in which we amortize the related investments. Other income or losses generated from such investments are generally included in “Other” income or “Other” expenses, respectively, on our Consolidated Statements of Income and Comprehensive Income and in “Cash flows from operations” on our Consolidated Statements of Cash Flows. See “Recent accounting developments” of this Note 2 for a discussion of our adoption of FASB amended guidance related to accounting for investments in tax credit structures using the proportional amortization method (ASU 2023-02).

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

We evaluate all of the entities in which we are involved to determine if the entity is a VIE and if so, whether we hold a variable interest and are the primary beneficiary. We hold variable interests primarily in the following VIEs: certain private equity investments, a trust fund established for employee retention purposes (“Restricted Stock Trust Fund”), certain LIHTC funds or funds of a similar nature, and certain other investment structures for which we receive tax credits. See Note 10 for additional information on our VIEs.

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

Our determination of the primary beneficiary of each entity in which an RJF subsidiary has a variable interest requires judgment and is based on an analysis of all relevant facts and circumstances, including: (1) an assessment of the characteristics of the variable interest and other involvement the subsidiary has with the entity, including involvement of related parties and any de facto agents, as well as the involvement of other variable interest holders, namely, limited partners or investor members, and (2) the entity’s purpose and design, including the risks that the entity was designed to create and pass through to its variable interest holders.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
RJAHI sponsors two general types of tax credit funds designed to deliver tax benefits to the investors. Generally, neither type meets the VIE consolidation criteria. These types of funds include single investor funds and multi-investor funds. RJAHI does not typically provide guarantees related to the delivery or funding of tax credits or other tax attributes to the investor members or limited partners of tax credit funds. The investor member(s) or limited partner(s) of the VIEs bear the risk of loss on their investment. Additionally, under the tax credit fund’s designed structure, the investor member(s) or limited partner(s) receive nearly all of the tax credits and tax-deductible loss benefits designed to be delivered by the fund entity, as well as a majority of any proceeds upon a sale of a project partnership held by a tax credit fund (fund level residuals). RJAHI earns fees from the fund for its services in organizing the fund, identifying and acquiring the project partnership investments and ongoing asset management, and receives a share of any residuals arising from sale of project partnerships upon the termination of the fund.

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

Direct investments in LIHTC project partnerships

Raymond James Bank and TriState Capital Bank are the investor members of LIHTC funds that deliver tax benefits which we have determined to be VIEs, and in which RJAHI, or its subsidiary, is the managing member. For Raymond James Bank, we have determined that it is the primary beneficiary of one such VIE and therefore, we consolidate the fund. TriState Capital Bank also holds investments in other LIHTC funds for which we have determined that we are not the primary beneficiary. LIHTC funds which we consolidate are investor members in certain LIHTC project partnerships. Since unrelated third parties are the managing members of the investee project partnerships, we have determined that consolidation of these project partnerships is not required and the funds account for their project partnership investments under the equity method. These investments are included in “Other assets” on our Consolidated Statements of Financial Condition. See Note 19 for information regarding our commitments to these investments.

Private Equity Interests

As part of our private equity investments, we hold investments in certain third-party partnerships (our “Private Equity Interests”). We evaluated the characteristics of these Private Equity Interests and concluded that they are VIEs. In our analysis of the criteria to determine whether we were the primary beneficiary of the Private Equity Interests VIEs, we analyzed the power and benefits criteria. We have determined we are a passive limited partner investor, and thus, we do not have the power to make decisions that most significantly affect the economic performance of such VIEs. Accordingly, in such circumstances, we have determined we are not the primary beneficiary and therefore we do not consolidate the VIE.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
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

Significant judgment is required in estimating the fair value of certain acquired assets and liabilities. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain as they pertain to forward-looking views of our businesses, client behavior, and market conditions. We consider the income, market and cost approaches and place reliance on the approach or approaches deemed most appropriate to estimate the fair value of acquired intangible assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability) and the discount rate applied to the cash flows.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

NOTE 3 – ACQUISITIONS

Acquisitions completed during the year ended September 30, 2023

There were no significant acquisitions completed during the year ended September 30, 2023.

Acquisitions completed during the year ended September 30, 2022

On January 21, 2022, we completed our acquisition of U.K.-based Charles Stanley Group PLC (“Charles Stanley”) using cash on hand as of the acquisition date. Charles Stanley provides financial planning, investment advisory, and securities transaction services in the U.K. through multiple affiliation options. Charles Stanley has been integrated into our PCG segment and its results of operations have been included in our results prospectively from the closing date of January 21, 2022. The goodwill associated with the Charles Stanley acquisition, which has been allocated to our PCG segment and primarily represents synergies from combining Charles Stanley with our existing businesses, is not deductible for tax purposes.

On June 1, 2022, we completed our acquisition of all the outstanding shares of TriState Capital, including its wholly-owned subsidiaries, TriState Capital Bank and Chartwell Investment Partners, LLC (“Chartwell”), in a cash and stock transaction. TriState Capital Bank serves the commercial banking needs of middle-market businesses and financial services providers and the private banking needs of high-net-worth individuals. Chartwell, a registered investment adviser, provides investment management services primarily to institutional investors, mutual funds, and individual investors. TriState Capital Bank operates as a separately branded firm and as an independently-chartered bank. TriState Capital Bank and Chartwell have been integrated into our Bank and Asset Management segments, respectively, and their results of operations have been included in our results prospectively from the closing date of June 1, 2022. The goodwill associated with this acquisition, which has been allocated to our Bank segment and primarily represents synergies from combining TriState Capital with our existing businesses, is not deductible for tax purposes.

Under the terms of the acquisition agreement, TriState Capital common stockholders received $6.00 cash and 0.25 shares of RJF common stock for each share of TriState Capital common stock. Additionally, the TriState Capital Series C Perpetual Non-Cumulative Convertible Non-Voting Preferred Stock (“Series C Convertible Preferred Stock”) was converted to common shares at the prescribed exchange ratio and cashed out at $30 per share, and each share of TriState Capital’s 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock and TriState Capital’s 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock was converted, respectively, into the right to receive one share of a newly created 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”) and 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”) of RJF. The fair values of these newly created Series A Preferred Stock and Series B Preferred Stock were estimated as of the June 1, 2022 acquisition date based on quoted market prices for the instruments. On April 3, 2023, we redeemed all of the outstanding shares of the Series A Preferred Stock that was issued in connection with the acquisition of TriState Capital. See Note 20 for additional details on this preferred stock and the redemption of the Series A Preferred Stock.

Furthermore, as a component of our total purchase consideration for TriState Capital on June 1, 2022, in accordance with the terms of the acquisition agreement, 551 thousand RJF RSAs were issued at terms that mirrored RSAs of TriState Capital which were outstanding as of the acquisition date. In accordance with the terms of the acquisition agreement, the TriState Capital RSAs were converted to RJF RSAs using an exchange ratio that considered the RJF volume weighted average price for 10 trading days ending on the third business day prior to the closing of the acquisition. The fair value of the RSAs upon completion of the transaction was calculated as of the June 1, 2022 acquisition date based on the June 1, 2022 closing share price of our common stock and was allocated between the pre-acquisition service period ($28 million treated as purchase consideration) and the post-acquisition requisite service period, over which we will recognize share-based compensation amortization. See Note 23 for additional details on these RSAs.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
On July 1, 2022, we completed our acquisition of SumRidge Partners, LLC (“SumRidge Partners”) using cash on hand as of the acquisition date. SumRidge Partners is a technology-driven fixed income market maker specializing in investment-grade and high-yield corporate bonds, municipal bonds, and institutional preferred securities. The acquisition of SumRidge Partners added an institutional market-making operation, as well as additional trading technologies and risk management tools to our existing fixed income operations. SumRidge Partners has been integrated into our Capital Markets segment and its results of operations have been included in our results prospectively from the closing date of July 1, 2022. The goodwill associated with the SumRidge Partners acquisition, which has been allocated to our Capital Markets segment and primarily represents synergies from combining SumRidge Partners with our existing businesses, is deductible for tax purposes over 15 years.

We accounted for our completed acquisitions of Charles Stanley, TriState Capital, and SumRidge Partners as business combinations in accordance with GAAP. Accordingly, the aggregate purchase price attributable to each acquisition was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values. The following table summarizes the aggregate purchase consideration, fair value estimates of the assets acquired and liabilities assumed, and resulting goodwill as of their respective acquisition dates.

$ in millions, except share and per share amounts
Fair value of aggregate purchase consideration:
Fair value of common stock issued for TriState Capital acquisition:
Shares of RJF common stock issued	7,861,189
RJF share price as of June 1, 2022	$97.74
Fair value of RJF common stock issued for TriState Capital common stock	$768
Other common stock consideration	10
Total fair value of common stock issued for TriState Capital acquisition	$778
Effective settlement of the Note related to the TriState Capital acquisition	123
Preferred stock issued for TriState Capital acquisition	120
RSAs issued for TriState Capital acquisition	28
Aggregate cash consideration paid for Charles Stanley, TriState Capital, and SumRidge Partners acquisitions (1)	1,045
Total fair value of aggregate purchase consideration	$2,094
Fair value of assets acquired:
Cash and cash equivalents	$613
Assets segregated for regulatory purposes	1,890
Trading assets	631
Available-for-sale securities	1,524
Derivative assets	51
Brokerage client receivables	98
Other receivables	479
Bank loans	11,549
Identifiable intangible assets	334
All other assets acquired	303
Total assets acquired	$17,472
Fair value of liabilities assumed:
Bank deposits	$12,593
Trading liabilities	552
Derivative liabilities	125
Brokerage client payables	2,064
Other borrowings	375
All other liabilities assumed	464
Total liabilities assumed	$16,173
Fair value of net identifiable assets acquired	$1,299
Goodwill	$795

Goodwill by segment:
PCG	$164
Capital Markets	102
Bank	529
Total goodwill	$795

(1)    Cash consideration, which was funded utilizing cash on hand, included $6 per TriState Capital common share outstanding and $30 per TriState Capital Series C Convertible Preferred Stock outstanding, as well as other cash amounts paid to settle TriState Capital warrants and options outstanding as of the closing and cash paid in lieu of fractional shares. Cash consideration associated with the Charles Stanley acquisition was denominated in British pounds sterling (“GBP”) and converted to USD using the spot rate of 1.3554 as of January 21, 2022.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

Our Consolidated Statements of Income and Comprehensive Income included combined net revenues attributable to Charles Stanley, TriState Capital, and SumRidge Partners of $862 million and $328 million for the years ended September 30, 2023 and 2022, respectively, and combined pre-tax income of $268 million and $38 million for the years ended September 30, 2023 and 2022, respectively. Combined pre-tax income for the year ended September 30, 2022 included an initial provision for credit losses on loans and lending commitments acquired as part of the TriState Capital acquisition of $26 million (included in “Bank loan provision/(benefit) for credit losses”) and $5 million (included in “Other” expense), respectively. These provisions were required under GAAP to be recorded in earnings in the reporting period following the acquisition date.

Determination of fair value

The following is a description of the methods used to determine the fair values of significant assets and liabilities acquired:

Cash and cash equivalents; Assets segregated for regulatory purposes; Brokerage client receivables; Other receivables; and Brokerage client payables: The pre-close carrying values of these assets and liabilities were a reasonable estimate of fair value based on the short-term nature of these assets and liabilities.

Trading assets and liabilities: The pre-close carrying values of trading assets and liabilities as of the acquisition date were used as reasonable estimates of fair value. We utilized prices from third-party pricing services to corroborate these estimates of fair value.

Available-for-sale securities: The fair values of available-for-sale securities were based on quoted market prices for the same or similar securities, recently executed transactions, or third-party pricing models.

Derivatives assets and liabilities: The pre-close carrying amount of derivative assets and liabilities, which utilized valuations from third-party pricing services, were used as reasonable estimates of fair value.

Bank loans: The estimated fair values for bank loans were determined using a discounted cash flow methodology that considered loan type and related collateral, credit loss expectations, classification status, market interest rates and other market factors from the perspective of a market participant. Loans were segregated into specific pools according to similar characteristics, including risk, interest rate type (i.e., fixed or floating), underlying benchmark rate, and payment type and were treated in the aggregate when determining the fair value of each pool. The discount rates were derived using a build-up method inclusive of the weighted average cost of funding, estimated servicing costs and an adjustment for liquidity and then compared to current origination rates and other relevant market data.

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

$ in millions	June 1, 2022
Unpaid principal balance of PCD loans	$337
Allowance for credit losses on PCD loans	(3)
Non-credit discount on PCD loans	(10)
Purchase price of PCD loans	$324

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
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

All other assets acquired: All other assets acquired primarily included company-owned life insurance policies, ROU assets, investments in FHLB stock, and investments in LIHTC funds. The pre-close historical carrying values of company-owned life insurance policies, investments in FHLB stock and investments in LIHTC funds were used as a reasonable estimate of fair value. All other assets acquired also included ROU lease assets which were measured at the same amount as the lease liability, as adjusted to reflect favorable or unfavorable terms of the lease when compared with market terms (see “All other liabilities assumed” section below for additional details regarding acquired lease liabilities).

Bank deposits: The fair values used for demand and savings deposits equaled the amounts payable on demand at the acquisition date. The fair values for time deposits were estimated by applying a discounted cash flow method to discount the principal and interest payments from maturity at the yields offered by similar banks as of the acquisition date.

Other borrowings: Other borrowings was comprised of 5.75% fixed-to-floating subordinated notes due 2030 and short-term FHLB advances (see Note 16 for additional details on these borrowings). The fair value of the subordinated note was estimated based on quoted market prices as of the valuation date. The carrying amount of the FHLB advances was a reasonable estimate of fair value based on the short-term nature of these instruments and that the vast majority are floating-rate advances.

All other liabilities assumed: All other liabilities assumed primarily included payables to brokers, dealers, and clearing organizations, and accrued compensation, commissions, and benefits. The pre-close historical carrying values of these liabilities were used as a reasonable estimate of fair value. All other liabilities assumed also included lease liabilities and the fair value of unfunded lending commitments. Lease liabilities were measured at the present value of the remaining lease payments determined using a discounted cash flow method based on our cost of borrowing, as if the acquired lease were a new lease at the acquisition date. The fair value of unfunded lending commitments was estimated using a discounted cash flow approach.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

NOTE 4 – FAIR VALUE

Our “Financial instruments” and “Financial instrument liabilities” on our Consolidated Statements of Financial Condition are recorded at fair value. See Note 2 for additional information about such instruments and our significant accounting policies related to fair value. The following tables present assets and liabilities measured at fair value on a recurring basis. Netting adjustments represent the impact of counterparty and collateral netting on our derivative balances included on our Consolidated Statements of Financial Condition. See Note 6 for additional information.

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of September 30, 2023
Assets at fair value on a recurring basis:
Trading assets:
Municipal and provincial obligations	$—	$239	$—	$—	$239
Corporate obligations	22	620	—	—	642
Government and agency obligations	24	117	—	—	141
Agency MBS, CMOs, and asset-backed securities (“ABS”)	—	35	—	—	35
Non-agency CMOs and ABS	—	68	—	—	68
Total debt securities	46	1,079	—	—	1,125
Equity securities	20	2	—	—	22
Brokered certificates of deposit	—	36	—	—	36
Other	—	—	4	—	4
Total trading assets	66	1,117	4	—	1,187
Available-for-sale securities (1)	1,240	7,941	—	—	9,181
Derivative assets:
Interest rate	14	503	—	(261)	256
Foreign exchange	—	9	—	—	9
Total derivative assets	14	512	—	(261)	265
All other investments:
Government and agency obligations (2)	71	—	—	—	71
Other	102	2	30	—	134
Total all other investments	173	2	30	—	205
Other assets - client-owned fractional shares	98	—	—	—	98
Subtotal	1,591	9,572	34	(261)	10,936
Other investments - private equity - measured at NAV					101
Total assets at fair value on a recurring basis	$1,591	$9,572	$34	$(261)	$11,037

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$10	$—	$—	$—	$10
Corporate obligations	—	514	—	—	514
Government and agency obligations	161	1	—	—	162
Total debt securities	171	515	—	—	686
Equity securities	30	—	—	—	30
Total trading liabilities	201	515	—	—	716
Derivative liabilities:
Interest rate	13	563	—	(88)	488
Foreign exchange	—	2	—	—	2
Total derivative liabilities	13	565	—	(88)	490
Other payables - repurchase liabilities related to client-owned fractional shares	98	—	—	—	98
Total liabilities at fair value on a recurring basis	$312	$1,080	$—	$(88)	$1,304

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of September 30, 2022
Assets at fair value on a recurring basis:
Trading assets:
Municipal and provincial obligations	$—	$269	$—	$—	$269
Corporate obligations	16	579	—	—	595
Government and agency obligations	86	85	—	—	171
Agency MBS, CMOs, and ABS	—	123	—	—	123
Non-agency CMOs and ABS	—	61	—	—	61
Total debt securities	102	1,117	—	—	1,219
Equity securities	20	—	—	—	20
Brokered certificates of deposit	—	30	—	—	30
Other	—	—	1	—	1
Total trading assets	122	1,147	1	—	1,270
Available-for-sale securities (1)	986	8,899	—	—	9,885
Derivative assets:
Interest rate	42	484	—	(348)	178
Foreign exchange	—	10	—	—	10
Total derivative assets	42	494	—	(348)	188
All other investments:
Government and agency obligations (2)	79	—	—	—	79
Other	92	2	29	—	123
Total all other investments	171	2	29	—	202
Other assets - client-owned fractional shares	78	—	—	—	78
Subtotal	1,399	10,542	30	(348)	11,623
Other investments - private equity - measured at NAV					90
Total assets at fair value on a recurring basis	$1,399	$10,542	$30	$(348)	$11,713

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$5	$—	$—	$—	$5
Corporate obligations	—	555	—	—	555
Government and agency obligations	249	—	—	—	249
Total debt securities	254	555	—	—	809
Equity securities	27	—	—	—	27
Total trading liabilities	281	555	—	—	836
Derivative liabilities:
Interest rate	40	547	—	(65)	522
Foreign exchange	—	5	—	—	5
Other	—	—	3	—	3
Total derivative liabilities	40	552	3	(65)	530
Other payables - repurchase liabilities related to client-owned fractional shares	78	—	—	—	78
Total liabilities at fair value on a recurring basis	$399	$1,107	$3	$(65)	$1,444

(1)    Our available-for-sale securities primarily consist of agency MBS, agency CMOs and U.S. Treasuries. See Note 5 for additional information.
(2)    These assets are primarily comprised of U.S. Treasuries purchased to meet certain deposit requirements with clearing organizations.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
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

Year ended September 30, 2023 Level 3 instruments at fair value
	Financial assets		Financial liabilities
	Trading assets	Other investments	Derivative liabilities
$ in millions	Other	All other	Other
Fair value beginning of year	$1	$29	$(3)
Total gains/(losses) included in earnings	(1)	1	2
Purchases and contributions	70	—	—
Sales and distributions	(66)	—	1
Transfers:
Into Level 3	—	—	—
Out of Level 3	—	—	—
Fair value end of year	$4	$30	$—
Unrealized gains/(losses) for the year included in earnings for instruments held at the end of the year	$—	$—	$—

Year ended September 30, 2022 Level 3 instruments at fair value
	Financial assets		Financial liabilities
	Trading assets	Other investments	Derivative liabilities
$ in millions	Other	All other	Other
Fair value beginning of year	$14	$98	$(1)
Total gains/(losses) included in earnings	1	9	(2)
Purchases and contributions	108	7	—
Sales and distributions	(122)	(73)	—
Transfers:
Into Level 3	—	—	—
Out of Level 3	—	(12)	—
Fair value end of year	$1	$29	$(3)
Unrealized gains/(losses) for the year included in earnings for instruments held at the end of the year	$—	$2	$(2)

As of both September 30, 2023 and September 30, 2022, 14% of our assets and 2% of our liabilities were measured at fair value on a recurring basis, and Level 3 assets represented less than 1% of our assets measured at fair value on a recurring basis.

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

Our private equity portfolio as of September 30, 2023 primarily included investments in third-party funds, including growth equity, venture capital, and mezzanine lending fund investments. Our investments cannot be redeemed directly with the funds. Our investments are monetized through the liquidation of underlying assets of fund investments, the timing of which is uncertain.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
The following table presents the recorded value and unfunded commitments related to our private equity investments portfolio.

$ in millions	Recorded value	Unfunded commitment
September 30, 2023
Private equity investments measured at NAV	$101	$29
Private equity investments not measured at NAV	7
Total private equity investments	$108

September 30, 2022
Private equity investments measured at NAV	$90	$39
Private equity investments not measured at NAV	5
Total private equity investments	$95

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

$ in millions	Level 2	Level 3	Total fair value	Valuation technique(s)	Unobservable input	Range (weighted-average)
September 30, 2023
Bank loans:
Residential mortgage loans	$2	$8	$10	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.3 yrs.)
Corporate loans	$—	$84	$84	Collateral or discounted cash flow (1)	Recovery rate	22% - 65% (53%)
Loans held for sale	$2	$—	$2	N/A	N/A	N/A

September 30, 2022
Bank loans:
Residential mortgage loans	$2	$10	$12	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.4 yrs.)
Corporate loans	$—	$57	$57	Collateral or discounted cash flow (1)	Recovery rate	24% - 66% (47%)
Loans held for sale	$3	$—	$3	N/A	N/A	N/A

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Financial instruments not recorded at fair value

Many, but not all, of the financial instruments we hold were recorded at fair value on the Consolidated Statements of Financial Condition.  The following table presents the estimated fair value and fair value hierarchy of financial assets and liabilities that are not recorded at fair value on the Consolidated Statements of Financial Condition at September 30, 2023 and 2022. This table excludes financial instruments that are carried at amounts which approximate fair value.

$ in millions	Level 2	Level 3	Total estimated fair value	Carrying amount
September 30, 2023
Financial assets:
Bank loans, net	$142	$42,622	$42,764	$43,679
Financial liabilities:
Bank deposits - certificates of deposit	$2,817	$—	$2,817	$2,831
Other borrowings - subordinated notes payable	$94	$—	$94	$100
Senior notes payable	$1,640	$—	$1,640	$2,039

September 30, 2022
Financial assets:
Bank loans, net	$134	$42,336	$42,470	$43,167
Financial liabilities:
Bank deposits - certificates of deposit	$400	$579	$979	$999
Other borrowings - subordinated notes payable	$95	$—	$95	$100
Senior notes payable	$1,706	$—	$1,706	$2,038

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Bank deposits: The fair values for demand deposits are equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of money market and savings accounts approximate their fair values as substantially all of these deposits are variable-rate accounts and short-term in nature. Demand deposits and money market and savings accounts are classified as Level 2 under the fair value hierarchy. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates based on the remaining term of the deposit. As of September 30, 2023, these fixed-rate certificates of deposit were classified as Level 2 under the fair value hierarchy.

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

NOTE 5 – AVAILABLE-FOR-SALE SECURITIES

See Note 2 for a discussion of our accounting policies applicable to our available-for-sale securities. The following table details the amortized costs and fair values of our available-for-sale securities. See Note 4 for additional information regarding the fair value of available-for-sale securities.

$ in millions	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2023
Agency residential MBS	$4,865	$—	$(654)	$4,211
Agency commercial MBS	1,464	—	(211)	1,253
Agency CMOs	1,448	—	(265)	1,183
Other agency obligations	710	—	(31)	679
Non-agency residential MBS	527	—	(64)	463
U.S. Treasuries	1,261	—	(21)	1,240
Corporate bonds	140	—	(6)	134
Other	18	—	—	18
Total available-for-sale securities	$10,433	$—	$(1,252)	$9,181

September 30, 2022
Agency residential MBS	$5,662	$—	$(668)	$4,994
Agency commercial MBS	1,518	—	(208)	1,310
Agency CMOs	1,637	—	(233)	1,404
Other agency obligations	613	—	(31)	582
Non-agency residential MBS	492	—	(41)	451
U.S Treasuries	1,014	—	(28)	986
Corporate bonds	146	—	(5)	141
Other	18	—	(1)	17
Total available-for-sale securities	$11,100	$—	$(1,215)	$9,885

The amortized costs and fair values in the preceding table exclude $28 million and $24 million of accrued interest on available-for-sale securities as of September 30, 2023 and September 30, 2022, respectively, which was included in “Other receivables, net” on our Consolidated Statements of Financial Condition.

See Note 7 for additional information regarding available-for-sale securities pledged with the FHLB and FRB.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
The following table details the contractual maturities, amortized costs, carrying values and current yields for our available-for-sale securities.  Weighted-average yields are calculated on a taxable-equivalent basis based on estimated annual income divided by the average amortized cost of these securities. Since our MBS and CMO available-for-sale securities are backed by mortgages, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. As a result, as of September 30, 2023, the weighted-average life of our available-for-sale securities portfolio, after factoring in estimated prepayments, was approximately 4.2 years.

	September 30, 2023
$ in millions	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency residential MBS
Amortized cost	$—	$125	$2,140	$2,600	$4,865
Carrying value	$—	$120	$1,886	$2,205	$4,211
Weighted-average yield	—%	2.51%	1.29%	1.92%	1.66%
Agency commercial MBS
Amortized cost	$18	$898	$498	$50	$1,464
Carrying value	$18	$800	$396	$39	$1,253
Weighted-average yield	3.45%	1.60%	1.20%	1.87%	1.50%
Agency CMOs
Amortized cost	$—	$8	$42	$1,398	$1,448
Carrying value	$—	$8	$37	$1,138	$1,183
Weighted-average yield	—%	2.30%	1.52%	1.57%	1.57%
Other agency obligations
Amortized cost	$90	$530	$80	$10	$710
Carrying value	$88	$509	$73	$9	$679
Weighted-average yield	2.46%	3.29%	3.43%	3.07%	3.20%
Non-agency residential MBS
Amortized cost	$—	$—	$—	$527	$527
Carrying value	$—	$—	$—	$463	$463
Weighted-average yield	—%	—%	—%	4.22%	4.22%
U.S. Treasuries
Amortized cost	$753	$508	$—	$—	$1,261
Carrying value	$740	$500	$—	$—	$1,240
Weighted-average yield	2.53%	4.06%	—%	—%	3.14%
Corporate bonds
Amortized cost	$31	$86	$23	$—	$140
Carrying value	$30	$83	$21	$—	$134
Weighted-average yield	4.70%	6.43%	5.02%	—%	5.81%
Other
Amortized cost	$—	$5	$5	$8	$18
Carrying value	$—	$5	$4	$9	$18
Weighted-average yield	—%	7.30%	5.22%	8.32%	7.25%
Total available-for-sale securities
Amortized cost	$892	$2,160	$2,788	$4,593	$10,433
Carrying value	$876	$2,025	$2,417	$3,863	$9,181
Weighted-average yield	2.61%	2.86%	1.38%	2.09%	2.11%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
The following table details the gross unrealized losses and fair values of securities that were in a loss position at the reporting period end, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
$ in millions	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
September 30, 2023
Agency residential MBS	$73	$(3)	$4,119	$(651)	$4,192	$(654)
Agency commercial MBS	3	—	1,250	(211)	1,253	(211)
Agency CMOs	—	—	1,183	(265)	1,183	(265)
Other agency obligations	97	(1)	582	(30)	679	(31)
Non-agency residential MBS	62	(1)	401	(63)	463	(64)
U.S. Treasuries	120	—	995	(21)	1,115	(21)
Corporate bonds	13	—	78	(6)	91	(6)
Other	5	—	9	—	14	—
Total	$373	$(5)	$8,617	$(1,247)	$8,990	$(1,252)
September 30, 2022
Agency residential MBS	$2,165	$(226)	$2,829	$(442)	$4,994	$(668)
Agency commercial MBS	494	(41)	816	(167)	1,310	(208)
Agency CMOs	337	(32)	1,067	(201)	1,404	(233)
Other agency obligations	582	(31)	—	—	582	(31)
Non-agency residential MBS	451	(41)	—	—	451	(41)
U.S. Treasuries	982	(28)	4	—	986	(28)
Corporate bonds	128	(5)	—	—	128	(5)
Other	17	(1)	—	—	17	(1)
Total	$5,156	$(405)	$4,716	$(810)	$9,872	$(1,215)

At September 30, 2023, of the 1,084 available-for-sale securities in an unrealized loss position, 46 were in a continuous unrealized loss position for less than 12 months and 1,038 securities were in a continuous unrealized loss position for greater than 12 months.

At September 30, 2023, debt securities we held in excess of ten percent of our equity included those issued by the Federal National Home Mortgage Association and Federal Home Loan Mortgage Corporation with amortized costs of $4.76 billion and $2.85 billion, respectively, and fair values of $4.08 billion and $2.42 billion, respectively.

During the year ended September 30, 2023, there were no sales of available-for-sale securities. During the years ended September 30, 2022 and 2021, we received proceeds of $52 million and $969 million, respectively, from sales of available-for-sale securities resulting in insignificant gains.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

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

	September 30, 2023			September 30, 2022
$ in millions	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate - other (1)	$509	$576	$18,270	$462	$535	$14,647
Interest rate - matched book (2)	—	—	—	52	52	1,340
Foreign exchange	4	2	1,191	4	5	958
Other	—	—	608	—	3	531
Subtotal	513	578	20,069	518	595	17,476
Derivatives designated as hedging instruments
Interest rate - other	8	—	1,200	12	—	1,050
Foreign exchange	5	—	1,172	6	—	1,092
Subtotal	13	—	2,372	18	—	2,142
Total gross fair value/notional amount	526	578	$22,441	536	595	$19,618
Offset on the Consolidated Statements of Financial Condition
Counterparty netting	(29)	(29)		(35)	(35)
Cash collateral netting	(232)	(59)		(313)	(30)
Total amounts offset	(261)	(88)		(348)	(65)
Net amounts presented on the Consolidated Statements of Financial Condition	265	490		188	530
Gross amounts not offset on the Consolidated Statements of Financial Condition
Financial instruments	(131)	—		(60)	(52)
Total	$134	$490		$128	$478

(1)    Relates to interest rate derivatives entered into as part of our fixed income business operations, including to-be-announced security contracts that are accounted for as derivatives, as well as our banking operations.
(2)    Although the matched book derivative arrangements did not meet the definition of a master netting arrangement as specified by GAAP, the agreement with the third-party intermediary included terms that were similar to a master netting agreement. As a result, we presented the matched book amounts as of September 30, 2022 net in the preceding table. As of September 30, 2023, we had exited such matched book derivative agreements.

The following table details the gains/(losses) included in AOCI, net of income taxes, on derivatives designated as hedging instruments. These gains/(losses) included any amounts reclassified from AOCI to net income during the year. See Note 20 for additional information.

	Year ended September 30,
$ in millions	2023	2022	2021
Interest rate (cash flow hedges)	$1	$70	$26
Foreign exchange (net investment hedges)	(10)	72	(34)
Total gains/(losses) included in AOCI, net of taxes	$(9)	$142	$(8)

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for each of the years ended September 30, 2023, 2022 or 2021.  We expect to reclassify $35 million of interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is four years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
The following table details the gains/(losses) on derivatives not designated as hedging instruments recognized on the Consolidated Statements of Income and Comprehensive Income. These amounts do not include any offsetting gains/(losses) on the related hedged item.

		Year ended September 30,
$ in millions	Location of gain/(loss)	2023	2022	2021
Interest rate	Principal transactions/other revenues	$20	$22	$13
Foreign exchange	Other revenues	$(23)	$102	$(21)
Other	Principal transactions	$2	$(1)	$4

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

Derivatives with credit-risk-related contingent features

Certain of our derivative contracts contain provisions that require our debt to maintain an investment-grade rating from one or more of the major credit rating agencies or contain provisions related to default on certain of our outstanding debt. If our debt were to fall below investment-grade or we were to default on certain of our outstanding debt, the counterparties to the derivative instruments could terminate the derivative and request immediate payment, or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position was $3 million as of September 30, 2023 and was $8 million as of September 30, 2022.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

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

	Collateralized agreements			Collateralized financings
$ in millions	Reverse repurchase agreements	Securities borrowed	Total	Repurchase agreements	Securities loaned	Total
September 30, 2023
Gross amounts of recognized assets/liabilities	$187	$231	$418	$157	$180	$337
Gross amounts offset on the Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts included in the Consolidated Statements of Financial Condition	187	231	418	157	180	337
Gross amounts not offset on the Consolidated Statements of Financial Condition	(187)	(224)	(411)	(157)	(173)	(330)
Net amounts	$—	$7	$7	$—	$7	$7
September 30, 2022
Gross amounts of recognized assets/liabilities	$367	$337	$704	$294	$172	$466
Gross amounts offset on the Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts included in the Consolidated Statements of Financial Condition	367	337	704	294	172	466
Gross amounts not offset on the Consolidated Statements of Financial Condition	(367)	(327)	(694)	(294)	(162)	(456)
Net amounts	$—	$10	$10	$—	$10	$10

The total amount of collateral received under reverse repurchase agreements and the total amount of collateral posted under repurchase agreements exceeds the carrying value of these agreements on our Consolidated Statements of Financial Condition.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Repurchase agreements and securities loaned accounted for as secured borrowings

The following table presents the remaining contractual maturity of repurchase agreements and securities lending transactions accounted for as secured borrowings.

$ in millions	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
September 30, 2023
Repurchase agreements:
Government and agency obligations	$122	$—	$—	$—	$122
Agency MBS and agency CMOs	35	—	—	—	35
Total repurchase agreements	157	—	—	—	157
Securities loaned:
Equity securities	180	—	—	—	180
Total collateralized financings	$337	$—	$—	$—	$337

September 30, 2022
Repurchase agreements:
Government and agency obligations	$183	$—	$—	$—	$183
Agency MBS and agency CMOs	111	—	—	—	111
Total repurchase agreements	294	—	—	—	294
Securities loaned:
Equity securities	172	—	—	—	172
Total collateralized financings	$466	$—	$—	$—	$466

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

	September 30,
$ in millions	2023	2022
Collateral we received that was available to be delivered or repledged	$3,267	$3,812
Collateral that we delivered or repledged	$730	$947

Encumbered assets

We pledge certain of our assets to collateralize repurchase agreements or other secured borrowings, maintain lines of credit, or to satisfy our collateral or settlement requirements with counterparties or clearing organizations who may or may not have the right to deliver or repledge such instruments. We pledge certain of our bank loans and available-for-sale securities with the FHLB as security for both the repayment of certain borrowings and to secure capacity for additional borrowings as needed. We also pledge certain loans and available-for-sale securities with the FRB to be eligible to participate in the Federal Reserve’s discount window program and to participate in certain deposit programs. During the year ended September 30, 2023, we increased our borrowing capacity with the FHLB through the pledge of additional available-for-sale securities. The FHLB does not have the ability to sell or repledge such securities until they are borrowed against. See Note 16 for additional information regarding our outstanding FHLB advances.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
The following table presents information about our assets that have been pledged for one of the purposes previously described.

	September 30,
$ in millions	2023	2022
Had the right to deliver or repledge	$1,091	$1,276
Did not have the right to deliver or repledge	$3,960	$63
Bank loans, net pledged with the:
FHLB	$9,400	$8,009
FRB	766	791
Total bank loans, net pledged with the FHLB and FRB	$10,166	$8,800

NOTE 8 – BANK LOANS, NET

Bank client receivables are comprised of loans originated or purchased by our Bank segment and include SBL, C&I loans, CRE loans, REIT loans, residential mortgage loans, and tax-exempt loans. These receivables are collateralized by first and, to a lesser extent, second mortgages on residential or other real property, other assets of the borrower, a pledge of revenue, securities, or are unsecured. We segregate our loan portfolio into six loan portfolio segments: SBL, C&I, CRE, REIT, residential mortgage, and tax-exempt. See Note 2 for a discussion of our accounting policies related to bank loans and the allowance for credit losses.

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

The following table presents the balances for held for investment loans by portfolio segment and held for sale loans.

	September 30,
$ in millions	2023	2022
SBL	$14,606	$15,297
C&I loans	10,406	11,173
CRE loans	7,221	6,549
REIT loans	1,668	1,592
Residential mortgage loans	8,662	7,386
Tax-exempt loans	1,541	1,501
Total loans held for investment	44,104	43,498
Held for sale loans	145	137
Total loans held for sale and investment	44,249	43,635
Allowance for credit losses	(474)	(396)
Bank loans, net (1)	$43,775	$43,239

ACL as a % of total loans held for investment	1.07%	0.91%
Accrued interest receivable on bank loans (included in “Other receivables, net”)	$200	$137

(1)    Bank loans, net as of September 30, 2023 and September 30, 2022 are presented net of $52 million and $112 million, respectively, of net unamortized discount, unearned income, and deferred loan fees and costs. The net unamortized discount primarily arose from the acquisition date fair value purchase discount on bank loans acquired in the TriState Capital acquisition. See Note 3 for additional information.

See Note 7 for additional information regarding bank loans, net pledged with the FHLB and FRB and Note 16 for additional information regarding borrowings from the FHLB.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Held for sale loans

We originated or purchased $2.74 billion, $3.38 billion (exclusive of the loans acquired on June 1, 2022 in our acquisition of TriState Capital Bank), and $2.15 billion of loans held for sale during the years ended September 30, 2023, 2022, and 2021, respectively. The majority of these loans were purchases of the guaranteed portions of SBA loans that were initially classified as loans held for sale upon purchase and subsequently transferred to trading instruments once they had been securitized into pools. Proceeds from the sales of these loans held for sale and not securitized amounted to $835 million, $1.29 billion, and $973 million for the years ended September 30, 2023, 2022 and 2021, respectively. Net gains resulting from such sales were insignificant for each of the years ended September 30, 2023, 2022, and 2021.

Purchases and sales of loans held for investment

The following table presents purchases and sales of loans held for investment by portfolio segment.

$ in millions	C&I loans	CRE loans	REIT loans	Residential mortgage loans	Total
Year ended September 30, 2023
Purchases	$465	$39	$24	$456	$984
Sales	$643	$—	$—	$—	$643
Year ended September 30, 2022
Purchases	$1,288	$—	$—	$1,207	$2,495
Sales	$147	$—	$—	$1	$148
Year ended September 30, 2021
Purchases	$1,528	$—	$—	$524	$2,052
Sales	$297	$—	$—	$—	$297

Sales in the preceding table represent the recorded investment (i.e., net of charge-offs and discounts or premiums) of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. As more fully described in Note 2, corporate loan sales generally occur as part of our credit management activities.

Aging analysis of loans held for investment

The following table presents information on delinquency status of our loans held for investment.

$ in millions	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual with allowance	Nonaccrual with no allowance	Current and accruing	Total loans held for investment
September 30, 2023
SBL	$9	$—	$9	$—	$—	$14,597	$14,606
C&I loans	—	—	—	69	2	10,335	10,406
CRE loans	—	—	—	35	13	7,173	7,221
REIT loans	—	—	—	—	—	1,668	1,668
Residential mortgage loans	2	—	2	—	9	8,651	8,662
Tax-exempt loans	—	—	—	—	—	1,541	1,541
Total loans held for investment	$11	$—	$11	$104	$24	$43,965	$44,104

September 30, 2022
SBL	$—	$—	$—	$—	$—	$15,297	$15,297
C&I loans	—	—	—	32	—	11,141	11,173
CRE loans	—	—	—	12	16	6,521	6,549
REIT loans	—	—	—	—	—	1,592	1,592
Residential mortgage loans	4	—	4	—	14	7,368	7,386
Tax-exempt loans	—	—	—	—	—	1,501	1,501
Total loans held for investment	$4	$—	$4	$44	$30	$43,420	$43,498
The preceding table includes $96 million and $63 million at September 30, 2023 and 2022, respectively, of nonaccrual loans which were current pursuant to their contractual terms. TDRs in the preceding table were $21 million, $3 million, and $10 million for C&I loans, CRE loans, and residential first mortgage loans, respectively, at September 30, 2023, and $11 million, $9 million, and $10 million for C&I loans, CRE loans, and residential first mortgage loans, respectively, at September 30, 2022.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Other real estate owned, included in “Other assets” on our Consolidated Statements of Financial Condition, was insignificant at both September 30, 2023 and 2022.

Collateral-dependent loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale of the underlying collateral. Collateral-dependent loans are recorded based upon the fair value of the collateral less the estimated selling costs. The following table presents the amortized cost of our collateral-dependent loans and the nature of the collateral.

		September 30,
Loan type ($ in millions)	Nature of collateral	2023	2022
C&I loans	Commercial real estate and other business assets	$11	$11
CRE loans	Office, multi-family residential, healthcare, industrial, and retail real estate	$47	$21
Residential mortgage loans	Single family homes	$5	$6

The recorded investments in residential mortgage loans secured by one-to-four family residential properties for which formal foreclosure proceedings were in process was $4 million and $5 million at September 30, 2023 and 2022, respectively.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
The following tables present our held for investment bank loan portfolio by credit quality indicator. Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

	September 30, 2023
	Loans by origination fiscal year
$ in millions	2023	2022	2021	2020	2019	Prior	Revolving loans	Total
SBL
Risk rating:
Pass	$74	$18	$83	$40	$15	$59	$14,293	$14,582
Special mention	—	—	—	—	—	—	—	—
Substandard (1)	—	—	—	—	—	—	24	24
Doubtful	—	—	—	—	—	—	—	—
Total SBL	$74	$18	$83	$40	$15	$59	$14,317	$14,606

C&I loans
Risk rating:
Pass	$672	$1,148	$1,091	$965	$1,020	$2,675	$2,564	$10,135
Special mention	—	5	29	69	—	—	4	107
Substandard	—	—	—	62	17	65	17	161
Doubtful	—	—	—	—	—	3	—	3
Total C&I loans	$672	$1,153	$1,120	$1,096	$1,037	$2,743	$2,585	$10,406

CRE loans
Risk rating:
Pass	$1,130	$2,344	$1,115	$766	$604	$845	$220	$7,024
Special mention	7	—	—	14	5	55	—	81
Substandard	—	—	5	32	12	67	—	116
Doubtful	—	—	—	—	—	—	—	—
Total CRE loans	$1,137	$2,344	$1,120	$812	$621	$967	$220	$7,221

REIT loans
Risk rating:
Pass	$258	$200	$214	$101	$172	$176	$547	$1,668
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$258	$200	$214	$101	$172	$176	$547	$1,668

Residential mortgage loans
Risk rating:
Pass	$1,765	$2,889	$1,607	$919	$433	$992	$31	$8,636
Special mention	—	—	2	—	2	5	—	9
Substandard	—	2	—	1	—	14	—	17
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$1,765	$2,891	$1,609	$920	$435	$1,011	$31	$8,662

Tax-exempt loans
Risk rating:
Pass	$147	$279	$161	$54	$97	$803	$—	$1,541
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$147	$279	$161	$54	$97	$803	$—	$1,541

(1)    As of September 30, 2023, these balances relate to loans which were collateralized by private securities or other financial instruments with a limited trading market.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

	September 30, 2022
	Loans by origination fiscal year
$ in millions	2022	2021	2020	2019	2018	Prior	Revolving loans	Total
SBL
Risk rating:
Pass	$14	$27	$72	$44	$36	$41	$15,063	$15,297
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total SBL	$14	$27	$72	$44	$36	$41	$15,063	$15,297

C&I loans
Risk rating:
Pass	$1,011	$1,448	$1,301	$1,124	$1,389	$2,200	$2,380	$10,853
Special mention	10	28	3	37	—	82	6	166
Substandard	1	—	60	28	40	6	14	149
Doubtful	—	—	—	—	5	—	—	5
Total C&I loans	$1,022	$1,476	$1,364	$1,189	$1,434	$2,288	$2,400	$11,173

CRE loans
Risk rating:
Pass	$1,916	$1,345	$892	$707	$816	$551	$176	$6,403
Special mention	—	1	—	—	36	2	—	39
Substandard	—	—	14	17	46	30	—	107
Doubtful	—	—	—	—	—	—	—	—
Total CRE loans	$1,916	$1,346	$906	$724	$898	$583	$176	$6,549

REIT loans
Risk rating:
Pass	$169	$230	$96	$53	$40	$222	$782	$1,592
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$169	$230	$96	$53	$40	$222	$782	$1,592

Residential mortgage loans
Risk rating:
Pass	$2,984	$1,704	$1,023	$477	$290	$843	$35	$7,356
Special mention	1	1	—	2	—	4	—	8
Substandard	1	—	—	—	1	20	—	22
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$2,986	$1,705	$1,023	$479	$291	$867	$35	$7,386

Tax-exempt loans
Risk rating:
Pass	$264	$169	$56	$115	$192	$705	$—	$1,501
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$264	$169	$56	$115	$192	$705	$—	$1,501

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
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

	September 30, 2023
	Loans by origination fiscal year
$ in millions	2023	2022	2021	2020	2019	Prior	Revolving loans	Total
FICO score:
Below 600	$7	$1	$3	$2	$3	$55	$—	$71
600 - 699	99	154	106	83	30	79	4	555
700 - 799	1,381	2,327	1,218	666	320	609	20	6,541
800 +	274	407	279	168	77	265	6	1,476
FICO score not available	4	2	3	1	5	3	1	19
Total	$1,765	$2,891	$1,609	$920	$435	$1,011	$31	$8,662

LTV ratio:
Below 80%	$1,244	$2,218	$1,257	$716	$323	$780	$29	$6,567
80%+	521	673	352	204	112	231	2	2,095
Total	$1,765	$2,891	$1,609	$920	$435	$1,011	$31	$8,662

	September 30, 2022
	Loans by origination fiscal year
$ in millions	2022	2021	2020	2019	2018	Prior	Revolving loans	Total
FICO score:
Below 600	$1	$3	$2	$3	$1	$54	$—	$64
600 - 699	155	112	90	32	20	68	4	481
700 - 799	2,403	1,301	744	353	219	470	22	5,512
800 +	424	284	184	87	48	273	6	1,306
FICO score not available	3	5	3	4	3	2	3	23
Total	$2,986	$1,705	$1,023	$479	$291	$867	$35	$7,386

LTV ratio:
Below 80%	$2,287	$1,333	$797	$358	$226	$661	$31	$5,693
80%+	699	372	226	121	65	206	4	1,693
Total	$2,986	$1,705	$1,023	$479	$291	$867	$35	$7,386

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Allowance for credit losses

The following table presents changes in the allowance for credit losses on held for investment bank loans by portfolio segment.

$ in millions	SBL	C&I loans	CRE loans	REIT loans	Residential mortgage loans	Tax-exempt loans	Total
Year ended September 30, 2023
Balance at beginning of year	$3	$226	$87	$21	$57	$2	$396
Provision/(benefit) for credit losses	4	32	84	(5)	17	—	132
Net (charge-offs)/recoveries:
Charge-offs	—	(45)	(13)	—	—	—	(58)
Recoveries	—	1	3	—	—	—	4
Net (charge-offs)/recoveries	—	(44)	(10)	—	—	—	(54)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of year	$7	$214	$161	$16	$74	$2	$474
ACL by loan portfolio segment as a % of total ACL	1.5%	45.1%	34.0%	3.4%	15.6%	0.4%	100.0%

Year ended September 30, 2022
Balance at beginning of year	$4	$191	$66	$22	$35	$2	$320
Initial allowance on acquired PCD loans	—	1	2	—	—	—	3
Provision/(benefit) for credit losses:
Initial provision for credit losses on non-PCD loans acquired with TriState Capital Bank	2	5	19	—	—	—	26
Provision/(benefit) for credit losses	(3)	57	—	(1)	21	—	74
Total provision/(benefit) for credit losses	(1)	62	19	(1)	21	—	100
Net (charge-offs)/recoveries:
Charge-offs	—	(28)	(4)	—	—	—	(32)
Recoveries	—	—	5	—	1	—	6
Net (charge-offs)/recoveries	—	(28)	1	—	1	—	(26)
Foreign exchange translation adjustment	—	—	(1)	—	—	—	(1)
Balance at end of year	$3	$226	$87	$21	$57	$2	$396
ACL by loan portfolio segment as a % of total ACL	0.8%	57.0%	22.0%	5.3%	14.4%	0.5%	100.0%

Year ended September 30, 2021
Balance at beginning of year	$5	$200	$81	$36	$18	$14	$354
Impact of CECL adoption	(2)	19	(11)	(9)	24	(12)	9
Provision/(benefit) for credit losses	1	(25)	5	(5)	(8)	—	(32)
Net (charge-offs)/recoveries:
Charge-offs	—	(4)	(10)	—	—	—	(14)
Recoveries	—	—	—	—	1	—	1
Net (charge-offs)/recoveries	—	(4)	(10)	—	1	—	(13)
Foreign exchange translation adjustment	—	1	1	—	—	—	2
Balance at end of year	$4	$191	$66	$22	$35	$2	$320
ACL by loan portfolio segment as a % of total ACL	1.3%	59.7%	20.6%	6.9%	10.9%	0.6%	100.0%

The allowance for credit losses on held for investment bank loans increased $78 million during the year ended September 30, 2023 primarily resulting from provisions for credit losses of $132 million, partially offset by net charge-offs of certain loans during the year. The provision for credit losses for the year ended September 30, 2023 primarily reflected the impacts of a weakened macroeconomic outlook for certain loan portfolios, including a weakened outlook for commercial real estate prices compared with the prior year, charge-offs of certain loans, and loan downgrades during the year. These increases were partially offset by the favorable impact of loan repayments and sales, which had a larger impact on the current fiscal year expense than provisions on new loans.

The allowance for credit losses on unfunded lending commitments, which is included in “Other payables” on our Consolidated Statements of Financial Condition, was $22 million, $19 million, and $13 million at September 30, 2023, 2022, and 2021, respectively. The increase in the allowance for credit losses on unfunded lending commitments for the year ended September 30, 2023 was primarily due to the aforementioned weakened outlook for commercial real estate prices.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
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

	September 30,
$ in millions	2023	2022
Affiliated with the firm as of year-end (1)	$1,158	$1,173
No longer affiliated with the firm as of year-end (2)	10	8
Total loans to financial advisors	1,168	1,181
Allowance for credit losses	(32)	(29)
Loans to financial advisors, net	$1,136	$1,152
Accrued interest receivable on loans to financial advisors (included in “Other receivables, net”)	$6	$5
Allowance for credit losses as a percent of total loans to financial advisors	2.74%	2.46%

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

$ in millions	Aggregate assets	Aggregate liabilities
September 30, 2023
LIHTC funds	$51	$6
Restricted Stock Trust Fund	20	20
Total	$71	$26

September 30, 2022
LIHTC funds	$59	$6
Restricted Stock Trust Fund	17	17
Total	$76	$23
The following table presents information about the carrying value of the assets and liabilities of the VIEs which we consolidate and which are included on our Consolidated Statements of Financial Condition. Intercompany balances are eliminated in consolidation and are not reflected in the following table.

	September 30,
$ in millions	2023	2022
Assets:
Cash and cash equivalents and assets segregated for regulatory purposes and restricted cash	$5	$5
Other assets	46	54
Total assets	$51	$59
Liabilities:
Other payables	$—	$—
Total liabilities	$—	$—
Noncontrolling interests	$(27)	$(26)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
VIEs where we hold a variable interest but are not the primary beneficiary

As discussed in Note 2, we have concluded that for certain VIEs we are not the primary beneficiary and therefore do not consolidate these VIEs. Such VIEs primarily include certain LIHTC funds, our interests in certain limited partnerships which are part of our Private Equity Interests, and other limited partnerships. Our risk of loss for these VIEs is limited to our investments in, advances to, and/or receivables due from these VIEs.

Aggregate assets, liabilities and risk of loss

The aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary, are provided in the following table.

	September 30,
	2023			2022
$ in millions	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
LIHTC	$8,451	$2,964	$113	$7,752	$2,584	$136
Private Equity Interests	2,591	655	101	2,177	448	90
Other	201	84	3	159	101	8
Total	$11,243	$3,703	$217	$10,088	$3,133	$234

NOTE 11 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

Our goodwill and identifiable intangible assets result from various acquisitions. See Note 2 for a discussion of our goodwill and intangible assets accounting policies. The following table presents our goodwill and net identifiable intangible asset balances as of the dates indicated.

	September 30,
$ in millions	2023	2022
Goodwill	$1,437	$1,422
Identifiable intangible assets, net	470	509
Total goodwill and identifiable intangible assets, net	$1,907	$1,931

Goodwill

The following table summarizes our goodwill by segment and the balances and activity for the years indicated.

$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Total
Year ended September 30, 2023
Goodwill as of beginning of year	$550	$274	$69	$529	$1,422
Additions	—	—	—	—	—
Foreign currency translations	14	1	—	—	15
Goodwill as of end of year	$564	$275	$69	$529	$1,437

Year ended September 30, 2022
Goodwill as of beginning of year	$417	$174	$69	$—	$660
Additions	164	102	—	529	795
Foreign currency translations	(31)	(2)	—	—	(33)
Goodwill as of end of year	$550	$274	$69	$529	$1,422

The additions of goodwill during the year ended September 30, 2022 arose from our acquisitions of Charles Stanley in our Private Client Group segment, TriState Capital in our Bank segment, and SumRidge Partners in our Capital Markets segment. See Note 3 for additional information regarding these acquisitions.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Qualitative assessments

As described in Note 2, we perform goodwill impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We performed our latest annual goodwill impairment testing as of our January 1, 2023 evaluation date, evaluating balances as of December 31, 2022. In that testing, we performed a qualitative impairment assessment for each of our reporting units that had goodwill. Based upon the outcome of our qualitative assessments, no impairment was identified. No events have occurred since our annual assessment date that would cause us to update this impairment testing.

Identifiable intangible assets, net

The following table sets forth our identifiable intangible asset balances by segment, net of accumulated amortization, and activity for the years indicated.

$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Total
Year ended September 30, 2023
Net identifiable intangible assets as of beginning of year	$178	$60	$139	$132	$509
Additions	—	—	—	—	—
Amortization expense	(16)	(10)	(7)	(12)	(45)
Foreign currency translations	6	—	—	—	6
Net identifiable intangible assets as of end of year	$168	$50	$132	$120	$470

Year ended September 30, 2022
Net identifiable intangible assets as of beginning of year	$120	$17	$85	$—	$222
Additions	85	52	61	136	334
Amortization expense	(13)	(9)	(7)	(4)	(33)
Foreign currency translations	(14)	—	—	—	(14)
Net identifiable intangible assets as of end of year	$178	$60	$139	$132	$509

The additions of identifiable intangible assets during the year ended September 30, 2022 arose from our acquisitions of Charles Stanley in our Private Client Group segment, SumRidge Partners in our Capital Markets segment, Chartwell in our Asset Management segment, and TriState Capital in our Bank segment. See Note 3 for additional information regarding these acquisitions.

The following table summarizes our identifiable intangible assets by type.

	September 30,
	2023		2022
$ in millions	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Customer relationships	$365	$(127)	$361	$(103)
Core deposit intangible	89	(12)	89	(3)
Trade names	59	(10)	57	(5)
Developed technology	58	(10)	58	(4)
Non-amortizing customer relationships	57	—	57	—
All other	6	(5)	6	(4)
Total	$634	$(164)	$628	$(119)

The following table sets forth the projected amortization expense by fiscal year associated with our identifiable intangible assets with finite lives.

Fiscal year ended September 30,	$ in millions
2024	$43
2025	41
2026	38
2027	38
2028	36
Thereafter	217
Total	$413

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Qualitative assessments

As described in Note 2, we perform impairment testing for our non-amortizing customer relationship intangible assets on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of the assets below their carrying value. We performed our latest annual impairment testing as of our January 1, 2023 evaluation date, evaluating the balance as of December 31, 2022. In that testing, we performed qualitative assessments for our non-amortizing customer relationship intangible assets. Based upon the outcome of our qualitative assessments, no impairment was identified. No events have occurred since such assessments that would cause us to update this impairment testing.

NOTE 12 - OTHER ASSETS

The following table details the components of other assets as of the dates indicated. See Note 2 for a discussion of our accounting polices related to certain of these components.

	September 30,
$ in millions	2023	2022
Investments in company-owned life insurance policies	$1,110	$944
Property and equipment, net	561	503
Lease ROU assets	560	480
Prepaid expenses	209	173
Investments in FHLB and FRB stock	114	88
Client-owned fractional shares	98	78
All other	141	186
Total other assets	$2,793	$2,452

See Note 13 for additional information regarding our property and equipment and Note 14 for additional information regarding our leases.

NOTE 13 - PROPERTY AND EQUIPMENT, NET

The following table presents the components of our property and equipment, net as of the dates indicated.

	September 30,
	2023			2022
$ in millions	Gross carrying value	Accumulated depreciation/ software amortization	Property and equipment, net	Gross carrying value	Accumulated depreciation/ software amortization	Property and equipment, net
Land	$30	$—	$30	$29	$—	$29
Software, including development in progress	758	(491)	267	660	(422)	238
Buildings, building components, leasehold and land improvements	436	(256)	180	413	(239)	174
Furniture, fixtures and equipment	407	(323)	84	356	(294)	62
Total	$1,631	$(1,070)	$561	$1,458	$(955)	$503

Depreciation expense associated with property and equipment was $51 million, $50 million, and $51 million for the years ended September 30, 2023, 2022, and 2021, respectively, and is included in “Occupancy and equipment” expense on our Consolidated Statements of Income and Comprehensive Income. Amortization expense associated with computer software was $69 million, $62 million, and $62 million for the years ended September 30, 2023, 2022, and 2021, respectively, and is included in “Communications and information processing” expense on our Consolidated Statements of Income and Comprehensive Income. We also incur software licensing fees, which are included in “Communications and information processing” expense on our Consolidated Statements of Income and Comprehensive Income.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

NOTE 14 - LEASES

The following table presents the balances related to our leases on our Consolidated Statements of Financial Condition. See Note 2 for a discussion of our accounting policies related to leases.

	September 30,
$ in millions	2023	2022
ROU assets (included in Other assets)	$560	$480
Lease liabilities (included in Other payables)	$539	$482

The weighted-average remaining lease term and discount rate for our leases is presented in the following table.

	September 30,
	2023	2022
Weighted-average remaining lease term	6.7 years	6.8 years
Weighted-average discount rate	4.68%	3.95%

Lease expense

The following table details the components of lease expense, which is included in “Occupancy and equipment” expense on our Consolidated Statements of Income and Comprehensive Income.

	Year ended September 30,
$ in millions	2023	2022	2021
Lease costs	$133	$118	$110
Variable lease costs	$31	$28	$27

Variable lease costs in the preceding table include payments required under lease arrangements for common area maintenance charges and other variable costs that are not reflected in the measurement of ROU assets and lease liabilities.

Lease liabilities

The maturities by fiscal year of our lease liabilities as of September 30, 2023 are presented in the following table.

Fiscal year ended September 30,	$ in millions
2024	$119
2025	113
2026	91
2027	71
2028	62
Thereafter	183
Gross lease payments	639
Less: interest	(100)
Present value of lease liabilities	$539

Lease liabilities as of September 30, 2023 excluded $45 million of minimum lease payments related to lease arrangements that were legally binding but had not yet commenced. These leases are estimated to commence between fiscal year 2024 through fiscal year 2025 with lease terms ranging from four to ten years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

NOTE 15 – BANK DEPOSITS

Bank deposits include money market and savings accounts, interest-bearing demand deposits, which include Negotiable Order of Withdrawal accounts, certificates of deposit, and non-interest-bearing demand deposits. The following table presents a summary of bank deposits, excluding affiliate deposits, as well as the weighted-average interest rates on such deposits. The calculation of the weighted-average rates was based on the actual deposit balances and rates at each respective period end.

	September 30,
	2023		2022
$ in millions	Balance	Weighted-average rate	Balance	Weighted-average rate
Money market and savings accounts	$32,268	1.85%	$44,446	1.01%
Interest-bearing demand deposits	18,376	4.98%	5,286	2.77%
Certificates of deposit	2,831	4.41%	999	1.85%
Non-interest-bearing demand deposits	724	—	626	—
Total bank deposits	$54,199	3.06%	$51,357	1.21%

Money market and savings accounts in the preceding table included $25.36 billion and $38.71 billion as of September 30, 2023 and 2022, respectively, of cash balances which were swept to our Bank segment from the client investment accounts maintained at Raymond James & Associates, Inc. (“RJ&A”). Such deposits are held in Federal Deposit Insurance Corporation (“FDIC”)-insured bank accounts through the RJBDP. Money market and savings accounts also included direct accounts held by TriState Capital Bank on behalf of third-party clients. Total bank deposits in the preceding table included $13.59 billion of deposits as of September 30, 2023 associated with the ESP, in which PCG clients deposit cash in a high-yield Raymond James Bank account. Substantially all of the ESP balances are reflected in interest-bearing demand deposits in the preceding table.

The following table details the estimated amount of total bank deposits (which excludes affiliate deposits) that are FDIC-insured, as well as the estimated amount that exceeded the FDIC insurance limit at each respective period.

$ in millions	September 30, 2023	September 30, 2022
FDIC-insured bank deposits	$48,344	$44,289
Bank deposits exceeding FDIC insurance limit (1)	5,855	7,068
Total bank deposits	$54,199	$51,357
FDIC-insured bank deposits as a % of total bank deposits	89%	86%
(1) Excluded affiliate deposits exceeding the FDIC insurance limit of $764 million and $770 million as of September 30, 2023 and 2022, respectively.

The following table sets forth the estimated amount of certificates of deposit that exceeded the FDIC insurance limit by time remaining until maturity as of September 30, 2023.

$ in millions	September 30, 2023
Three months or less	$45
Over three through six months	52
Over six through twelve months	27
Over twelve months	9
Total estimated certificates of deposit that exceeded the FDIC insurance limit	$133

The maturities by fiscal year of our certificates of deposit as of September 30, 2023 are presented in the following table.

Fiscal year ended September 30,	$ in millions
2024	$1,848
2025	858
2026	112
2027	3
2028	10
Total certificates of deposit	$2,831

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Interest expense on deposits, excluding interest expense related to affiliate deposits, is summarized in the following table.

	Year ended September 30,
$ in millions	2023	2022	2021
Money market and savings accounts	$527	$78	$3
Interest-bearing demand deposits	469	38	3
Certificates of deposit	84	15	17
Total interest expense on deposits	$1,080	$131	$23

We use an interest rate swap to manage the risk of increases in interest rates associated with certain money market and savings accounts by converting the balances subject to variable interest rates to a fixed interest rate. See Note 2 for information regarding this interest rate swap, which has been designated and accounted for as a cash flow hedge.

NOTE 16 – OTHER BORROWINGS

The following table details the components of our other borrowings, which are primarily comprised of short-term and long-term FHLB advances and subordinated notes.

	September 30, 2023			September 30, 2022
$ in millions	Weighted average interest rate	Maturity date	Balance	Weighted average interest rate	Maturity date	Balance
FHLB advances:
Floating rate - term	5.62%	December 2023 - March 2025	$850	3.32%	December 2023	$850
Floating rate - overnight	N/A	N/A	N/A	3.11%	Overnight	140
Fixed rate	5.70%	December 2023	150	3.45%	December 2022	200
Total FHLB advances			1,000			1,190
Subordinated notes - fixed-to-floating (including an unaccreted premium of $2 and $2, respectively)	5.75%	May 2030	100	5.75%	May 2030	100
Other			—			1
Total other borrowings			$1,100			$1,291

FHLB advances

We have entered into advances from the FHLB at Raymond James Bank and TriState Capital Bank, which are secured by certain of our bank loans and available-for-sale securities. The interest rates on our floating-rate advances are based on a Secured Overnight Financing Rate (“SOFR”) and reset daily. We use interest rate swaps to manage the risk of increases in interest rates associated with the majority our floating-rate FHLB advances by converting the balances subject to variable interest rates to a fixed interest rate. See Notes 2 and 6 for information regarding these interest rate swaps, which have been designated and accounted for as cash flow hedges. See Note 7 for additional information regarding bank loans, net and available-for-sale securities pledged with the FHLB as security for our FHLB borrowings.
Subordinated notes

As of September 30, 2023, we had subordinated notes due 2030 outstanding, with an aggregate principal amount of $98 million. Our subordinated notes incur interest at a fixed rate of 5.75% until May 2025 and thereafter at a variable interest rate equal to 3-month CME Term SOFR plus a spread adjustment of 5.62% per annum. We may redeem these subordinated notes beginning in August 2025 at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to the redemption date.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Credit Facility

RJF and RJ&A are parties to a revolving credit facility agreement (the “Credit Facility”), a committed unsecured line of credit under which either RJ&A or RJF have the ability to borrow. The Credit Facility has a term through April 2028 and provides for maximum borrowings of up to $750 million. The interest rates on borrowings under the Credit Facility are variable and based on SOFR, as adjusted for RJF’s credit rating. There were no borrowings outstanding on the Credit Facility as of September 30, 2023 or September 30, 2022. There is a facility fee associated with the Credit Facility, which also varies with RJF’s credit rating (the “Variable Rate Facility Fee”). Based upon RJF’s credit rating as of September 30, 2023, the Variable Rate Facility Fee, which is applied to the committed amount, was 0.125% per annum.

Other

In addition to the Credit Facility, we maintain various secured and unsecured lines of credit, which are generally utilized to finance certain fixed income trading instruments or for cash management purposes. Borrowings during the year were generally day-to-day and there were no borrowings outstanding on these arrangements as of September 30, 2023 or September 30, 2022. The interest rates for these arrangements are variable and are based on a daily bank quoted rate, which may reference SOFR, the federal funds rate, a lender’s prime rate, the Canadian prime rate, or another commercially available rate, as applicable.

A portion of our fixed income transactions are cleared through a third-party clearing organization, which provides financing for the purchase of trading instruments to support such transactions. The amount of financing is based on the amount of trading inventory financed, as well as any deposits held at the clearing organization. Amounts outstanding under this financing arrangement are collateralized by a portion of our trading inventory and accrue interest based on market rates. While we had borrowings outstanding as of September 30, 2023, the clearing organization is under no contractual obligation to lend to us under this arrangement. We also have other collateralized financings included in “Collateralized financings” on our Consolidated Statements of Financial Condition. See Note 7 for information regarding our other collateralized financing arrangements.

NOTE 17 – SENIOR NOTES PAYABLE

The following table summarizes our senior notes payable.

	September 30,
$ in millions	2023	2022
4.65% senior notes, due 2030	$500	$500
4.95% senior notes, due 2046	800	800
3.75% senior notes, due 2051	750	750
Total principal amount	2,050	2,050
Unaccreted premiums/(discounts)	5	5
Unamortized debt issuance costs	(16)	(17)
Total senior notes payable	$2,039	$2,038

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
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

Income taxes

The following table details the total income tax provision/(benefit) allocation for each respective period.

	Year ended September 30,
$ in millions	2023	2022	2021
Recorded in:
Net income	$541	$513	$388
Equity, arising from available-for-sale securities recorded through OCI	3	(311)	(32)
Equity, arising from cash flow hedges recorded through OCI	—	24	8
Equity, arising from currency translations, net of the impact of net investment hedges recorded through OCI	(4)	23	(10)
Total provision for income taxes	$540	$249	$354

The following table details our provision/(benefit) for income taxes included in net income for each respective period.

	Year ended September 30,
$ in millions	2023	2022	2021
Current:
Federal	$468	$406	$321
State and local	122	91	79
Foreign	39	32	25
Total current	$629	$529	$425
Deferred:
Federal	(59)	(10)	(28)
State and local	(16)	(3)	(6)
Foreign	(13)	(3)	(3)
Total deferred	$(88)	$(16)	$(37)
Total provision for income taxes	$541	$513	$388

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is detailed in the following table.

	Year ended September 30,
	2023	2022	2021
Provision calculated at statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	3.9%	3.6%	3.6%
Nondeductible fines and penalties	0.8%	—%	—%
Nondeductible executive compensation	0.6%	0.4%	0.3%
Foreign tax rate differential	0.4%	0.2%	0.2%
General business tax credits (1)	(1.0)%	(1.2)%	(1.0)%
(Gains)/losses on company-owned life insurance policies which are not subject to tax	(1.0)%	1.8%	(1.8)%
Excess tax benefits related to share-based compensation	(0.9)%	(1.1)%	(0.2)%
Solar and LIHTC investment amortization, net of tax credits received (2)	(0.4)%	—%	—%
Change in uncertain tax positions	(0.1)%	0.3%	(0.1)%
Other, net	0.4%	0.4%	(0.3)%
Total provision for income tax	23.7%	25.4%	21.7%

(1)    General business tax credits consist of credits related to foreign withholdings, research and development, wage credits, certain historic tax credits, certain LIHTC credits, and various state credits.
(2)    During the year ended September 30, 2023, we made an investment in a solar entity which qualified for tax credits and is accounted for under the proportional amortization method. For the year ended September 30, 2023, amortization of this investment, which was included in our provision for income taxes, was $86 million, and we recognized an offsetting $81 million of tax credits and $9 million of other tax benefits. The amortization of LIHTC investments accounted for under the proportional amortization method was $3 million for the year ended September 30, 2023, and the related offsetting tax credits received from LIHTC investments were $3 million. There was no such investment amortization in either of the years ended September 30, 2022 or 2021.

The following table presents our U.S. and foreign components of pre-tax income for each respective period.

	Year ended September 30,
$ in millions	2023	2022	2021
U.S.	$2,193	$1,907	$1,701
Foreign	87	115	90
Pre-tax income	$2,280	$2,022	$1,791

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. These temporary differences result in taxable or deductible amounts in future years. The cumulative effects of temporary differences that give rise to significant portions of the deferred tax asset/(liability) items are detailed in the following table.

	September 30,
$ in millions	2023	2022
Deferred tax assets:
Deferred compensation	$338	$272
Unrealized loss associated with available-for-sale securities	310	343
Allowances for credit losses	140	106
Lease liabilities	135	121
Accrued expenses	56	54
Unrealized loss associated with loan portfolios	46	34
Net operating losses and credit carryforwards	19	8
Unrealized loss associated with foreign currency translations	5	27
Other	16	27
Total deferred tax assets	1,065	992
Less: valuation allowance	(5)	(2)
Total deferred tax assets, net of valuation allowance	1,060	990
Deferred tax liabilities:
Lease ROU assets	(141)	(118)
Goodwill and identifiable intangible assets	(131)	(126)
Property and equipment	(68)	(110)
Unrealized gain associated with cash flow hedges	(16)	(15)
Other	(1)	(5)
Total deferred tax liabilities	(357)	(374)
Net deferred tax assets	$703	$616

Classified as follows in the Consolidated Statements of Financial Condition:
Deferred income taxes, net	$711	$630
Other payables	(8)	(14)
Net deferred tax assets	$703	$616

We have various tax loss carryforwards that may provide future tax benefits. Related valuation allowances are established in accordance with accounting guidance for income taxes if it is management’s opinion that it is more likely than not that these benefits will not be realized. The following table presents deferred tax assets and valuation allowances relating to carryforwards for the periods indicated.

	Year ended September 30,
$ in millions	2023	2022	Expires beginning of fiscal year
Deferred tax asset:
U.S. Federal net operating losses (1)	$8	$5	Indefinitely
U.S. State net operating losses (1)	4	2	2026
Foreign net operating losses	7	1	2040
Total deferred tax asset related to carryforwards	$19	$8

Valuation allowance:
U.S. Federal net operating losses	$1	$1
U.S. State net operating losses	4	1
Net valuation allowance	$5	$2

(1)     Both the federal and state net operating loss carryfowards relate to separate company entity filings. As a result, these losses are not able to be utilized in our consolidated filings.

As of September 30, 2023, total deferred tax assets, net of a $5 million valuation allowance, aggregated to $1.06 billion. We continue to believe that the realization of our deferred tax assets is more likely than not based on expectations of future taxable income.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
The $8 million and $14 million of net deferred tax liabilities included in “Other payables” on our Consolidated Statements of Financial Condition as of September 30, 2023 and 2022, respectively, primarily arose from entities in the U.K., and accordingly were not netted against balances arising from our U.S. entities.

As of September 30, 2023, we considered substantially all undistributed earnings of non-U.S. subsidiaries to be permanently reinvested. The Tax Cut and Jobs Act (“TCJA”), enacted in December 2017, reduced our incremental tax cost of repatriating offshore earnings. As a result, we have not provided for any U.S. deferred income taxes related to such subsidiaries. The TCJA instituted a territorial system of international taxation. Under the system, dividends received by a U.S. corporation from its 10%-or-greater-owned foreign subsidiaries are generally exempt from U.S. tax if attributable to non-U.S. source earnings, but are subject to tax on “Global intangible low-taxed income” which is applicable regardless of whether the income is repatriated. As of September 30, 2023, we had approximately $602 million of cumulative undistributed earnings attributable to foreign subsidiaries. Because the time and manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes, and foreign tax credits associated with the future repatriation of such earnings, and therefore, cannot quantify the tax liability that would be payable in the event all such foreign earnings are repatriated.

As of September 30, 2023, the current tax receivable, which was included in “Other receivables, net” on our Consolidated Statements of Financial Condition, was $9 million, and the current tax payable, which was included in “Other payables,” was $17 million. As of September 30, 2022, the current tax receivable was $7 million and the current tax payable was $28 million.

Uncertain tax positions

We recognize the accrual of interest and penalties related to income tax matters in “Interest expense” and “Other” expense, respectively. As of September 30, 2023 and 2022, accrued interest and penalties were $12 million and $9 million, respectively.

The following table presents the aggregate changes in the balances for uncertain tax positions.

	Year ended September 30,
$ in millions	2023	2022	2021
Uncertain tax positions beginning of year	$43	$36	$45
Increases for tax positions related to the current year	5	5	5
Increases for tax positions related to prior years	4	10	2
Decreases for tax positions related to prior years	(2)	(1)	(7)
Decreases due to lapsed statute of limitations	(8)	(7)	(5)
Decreases related to settlements	(1)	—	(4)
Uncertain tax positions end of year	$41	$43	$36

The total amount of uncertain tax positions that, if recognized, would impact the effective tax rate (the items included in the preceding table after considering the federal tax benefit associated with any state tax provisions) was $35 million, $38 million, and $31 million at September 30, 2023, 2022 and 2021, respectively.  We anticipate that the uncertain tax position liability balance will decrease by approximately $6 million over the next 12 months due to expiration of statutes of limitations of federal and state tax returns.

RJF and its domestic subsidiaries are included in the consolidated income tax returns of RJF in the U.S. federal jurisdiction and various consolidated states. Our subsidiaries also file separate income tax returns in various state and local and foreign jurisdictions. With few exceptions, we are generally no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for fiscal years prior to fiscal 2020, with the fiscal year 2018 limited by a provision of the TCJA described as follows. Certain state and local and foreign tax returns are currently under various stages of audit and appeals processes. Our fiscal 2018 federal tax return remains open for limited examination under the TCJA. The TCJA provides the Internal Revenue Service a six year limitation period to assess the net transition tax liability reported by the firm.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

NOTE 19 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Underwriting commitments

In the normal course of business, we enter into commitments for debt and equity underwritings. As of September 30, 2023, we had one such open underwriting commitment, which was subsequently settled in an open market transaction and did not result in any losses.

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

	September 30,
$ in millions	2023	2022
SBL and other consumer lines of credit	$38,791	$33,641
Commercial lines of credit	$4,131	$3,792
Unfunded lending commitments	$936	$1,255
Standby letters of credit	$123	$94

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

Because many of our lending commitments expire without being funded in whole or in part, the contractual amounts are not estimates of our actual future credit exposure or future liquidity requirements. The allowance for credit losses calculated under the CECL model provides for potential losses related to the unfunded lending commitments. See Notes 2 and 8 for additional information regarding this allowance for credit losses related to unfunded lending commitments.

RJ&A enters into margin lending arrangements which allow clients to borrow against the value of qualifying securities. Margin loans are collateralized by the securities held in the client’s account at RJ&A. Collateral levels and established credit terms are monitored daily and we require clients to deposit additional collateral or reduce balances as necessary.

We offer loans to prospective financial advisors for recruiting and retention purposes (see Notes 2 and 9 for additional information regarding our loans to financial advisors). These offers are contingent upon certain events occurring, including the individuals joining us and meeting certain other conditions outlined in their offer.

Investment commitments

We had unfunded commitments to various investments, primarily held by Raymond James Bank and TriState Capital Bank, of $69 million as of September 30, 2023.

Other commitments

RJAHI sells investments in project partnerships to various LIHTC funds, which have third-party investors, and for which RJAHI serves as the managing member or general partner. RJAHI typically sells investments in project partnerships to LIHTC funds within 90 days of their acquisition. Until such investments are sold to LIHTC funds, RJAHI is responsible for funding investment commitments to such partnerships. As of September 30, 2023, RJAHI had committed approximately $93 million to

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
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

RJF and certain of its subsidiaries are subject to regular reviews and inspections by regulatory authorities and self-regulatory organizations. Reviews can result in the imposition of sanctions for regulatory violations, ranging from non-monetary censures to fines and, in serious cases, temporary or permanent suspension from conducting business, or limitations on certain business activities. In addition, regulatory agencies and self-regulatory organizations institute investigations from time to time, among other things, into industry practices, which can also result in the imposition of such sanctions. For example, the SEC has been conducting an investigation of the firm’s investment advisory business’ compliance with records preservation requirements relating to business communications sent over electronic messaging channels that have not been approved by the firm and has reportedly conducted similar investigations of record preservation practices at other financial institutions. As of September 30, 2023, we have recorded an accrual related to this SEC investigation in our consolidated financial statements in accordance with our contingent liabilities accounting policy. See Note 2 for additional information regarding such policies.

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

There are certain matters for which we are unable to estimate the upper end of the range of reasonably possible loss. With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss as of September 30, 2023, we estimated the upper end of the range of reasonably possible aggregate loss to be approximately $35 million in excess of the aggregate accruals for such matters.  See Note 2 for additional information regarding our criteria for recognizing liabilities for contingencies.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

NOTE 20 – SHAREHOLDERS’ EQUITY

Preferred stock

As a component of our total purchase consideration for TriState Capital on June 1, 2022, we issued two series of preferred stock to replace previously issued and outstanding preferred stock of TriState Capital. See Note 3 for additional information about the acquisition. The preferred stock issuance included 1.61 million depositary shares, each representing a 1/40th interest in a share of Series A Preferred Stock, par value of $0.10 per share, with a liquidation preference of $1,000 per share (equivalent of $25 per depositary share). On April 3, 2023, we redeemed all outstanding shares of our Series A Preferred Stock with a carrying value of $41 million, which triggered the redemption of the related depositary shares for an aggregate redemption value of $40 million. Dividends declared on the Series A Preferred Stock during the years ended September 30, 2023 and 2022 were non-cumulative and payable quarterly at a rate of 6.75% per annum.

We also issued 3.22 million depositary shares on June 1, 2022, each representing a 1/40th interest in a share of Series B Preferred Stock, par value of $0.10 per share, with a liquidation preference of $1,000 per share (equivalent of $25 per depositary share). Dividends on Series B Preferred Stock are non-cumulative and, if declared, payable quarterly at a rate of 6.375% per annum from original issue date up to, but excluding, July 1, 2026, and thereafter at a floating rate equal to 3-month CME Term SOFR plus a spread adjustment of 4.35% per annum. Under certain circumstances, the aforementioned fixed rate may apply in lieu of the floating rate. Subject to requisite regulatory approvals, we may redeem the Series B Preferred Stock on or after July 1, 2024, in whole or in part, at our option, at the liquidation preference plus declared and unpaid dividends.

The following table details the shares outstanding, carrying value, and aggregate liquidation preference of our preferred stock.

$ in millions, except share count	September 30, 2023	September 30, 2022
Series A Preferred Stock:
Shares outstanding	—	40,250
Carrying value	$—	$41
Aggregate liquidation preference	$—	$40
Series B Preferred Stock:
Shares outstanding	80,500	80,500
Carrying value	$79	$79
Aggregate liquidation preference	$81	$81

The following table details dividends declared and dividends paid on our Series A and Series B preferred stock for the years ended September 30, 2023 and 2022.

	Dividends declared		Dividends paid
$ in millions, except per share amounts	Total dividends	Per preferred share amount	Total dividends	Per preferred share amount
Year ended September 30, 2023
Series A Preferred Stock (1)	$2	$33.76	$2	$50.64
Series B Preferred Stock	5	$63.76	5	$63.76
Total preferred stock dividends declared (1)	$7		$7

Year ended September 30, 2022
Series A Preferred Stock	$1	$33.75	$1	$16.88
Series B Preferred Stock	3	$31.88	1	$15.94
Total preferred stock dividends paid	$4		$2

(1)    Preferred stock dividends on our Consolidated Statements of Income and Comprehensive Income for the year ended September 30, 2023 included dividends declared during the year, as well as the $1 million excess of the carrying value of our Series A Preferred Stock over the redemption value, which was reported as an offset to preferred dividends and increased net income available to common shareholders.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Common equity

The following table presents the changes in our common shares outstanding for the years ended September 30, 2023, 2022, and 2021.

	Year ended September 30,
Shares in millions	2023	2022	2021 (1)
Balance beginning of year	215.1	205.7	204.9
Repurchases of common stock	(8.4)	(1.7)	(1.5)
Issuances due to vesting of restricted stock units and exercise of stock options, net of forfeitures	2.1	2.6	2.3
Common stock issued for TriState Capital acquisition (2)	—	8.5	—
Balance end of year	208.8	215.1	205.7

(1)    On August 24, 2021, our Board of Directors approved a three-for-two stock split, effected in the form of a 50% stock dividend, paid on September 21, 2021. All share information has been retroactively adjusted to reflect this stock split.
(2)    On June 1, 2022, we issued 7.97 million shares of common stock as a component of the consideration in the settlement of TriState Capital common stock and 551 thousand RSAs in conjunction with our acquisition of TriState Capital. See Note 3 for additional information on the TriState Capital acquisition and Note 23 for further information on the RSAs and common stock issuances made under our share-based compensation programs.

We issue shares from time-to-time during the year to satisfy obligations under certain of our share-based compensation programs. See Note 23 for additional information on these programs. We may also reissue treasury shares for such purposes, which is not reflected in the preceding table.

Share repurchases

We repurchase shares of our common stock from time to time for a number of reasons, including to offset dilution from share-based compensation or share issuances arising from an acquisition. In December 2022, our Board of Directors authorized common stock repurchases of up to $1.5 billion, which replaced the previous authorization. Our share repurchases are effected primarily through regular open-market purchases, typically under a SEC Rule 10b-18 plan, the amounts and timing of which are determined primarily by our current and projected capital position, applicable law and regulatory constraints, general market conditions and the price and trading volumes of our common stock. During the year ended September 30, 2023, we repurchased 8.35 million shares of our common stock for $788 million at an average price of $94.30 per share. As of September 30, 2023, $750 million remained available under the Board of Directors’ common stock repurchase authorization. We incurred $5 million of excise tax on common stock repurchases during the year ended September 30, 2023 which was included in “Treasury stock” on the Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Shareholders’ Equity.

Common stock dividends

Dividends per common share declared and paid are detailed in the following table for each respective period.

	Year ended September 30,
	2023	2022	2021
Dividends per common share - declared	$1.68	$1.36	$1.04
Dividends per common share - paid	$1.60	$1.28	$1.03

Our dividend payout ratio is detailed in the following table for each respective period and is computed by dividing dividends declared per common share by earnings per diluted common share.

	Year ended September 30,
	2023	2022	2021
Dividend payout ratio	21.1%	19.5%	15.7%

We expect to continue paying cash dividends; however, the payment and rate of dividends on our common stock are subject to several factors including our operating results, financial and regulatory requirements or restrictions, and the availability of funds from our subsidiaries, including our broker-dealer and bank subsidiaries, which may also be subject to restrictions under regulatory capital rules. The availability of funds from subsidiaries may also be subject to restrictions contained in loan covenants of certain broker-dealer loan agreements and restrictions by bank regulators on dividends to the parent from Raymond James Bank and TriState Capital Bank. See Note 24 for additional information on our regulatory capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

Accumulated other comprehensive income/(loss)

All of the components of OCI, net of tax, were attributable to RJF. The following table presents the net change in AOCI as well as the changes, and the related tax effects, of each component of AOCI.

$ in millions	Net investment hedges	Currency translations	Subtotal: net investment hedges and currency translations	Available-for-sale securities	Cash flow hedges	Total
Year ended September 30, 2023
AOCI as of beginning of year	$153	$(276)	$(123)	$(902)	$43	$(982)
OCI:
OCI before reclassifications and taxes	(14)	60	46	(37)	33	42
Amounts reclassified from AOCI, before tax	—	—	—	—	(32)	(32)
Pre-tax net OCI	(14)	60	46	(37)	1	10
Income tax effect	4	—	4	(3)	—	1
OCI for the year, net of tax	(10)	60	50	(40)	1	11
AOCI as of end of year	$143	$(216)	$(73)	$(942)	$44	$(971)

Year ended September 30, 2022
AOCI as of beginning of year	$81	$(90)	$(9)	$(5)	$(27)	$(41)
OCI:
OCI before reclassifications and taxes	95	(186)	(91)	(1,208)	85	(1,214)
Amounts reclassified from AOCI, before tax	—	—	—	—	9	9
Pre-tax net OCI	95	(186)	(91)	(1,208)	94	(1,205)
Income tax effect	(23)	—	(23)	311	(24)	264
OCI for the year, net of tax	72	(186)	(114)	(897)	70	(941)
AOCI as of end of year	$153	$(276)	$(123)	$(902)	$43	$(982)

Year ended September 30, 2021
AOCI as of beginning of year	$115	$(140)	$(25)	$89	$(53)	$11
OCI:
OCI before reclassifications and taxes	(44)	48	4	(119)	19	(96)
Amounts reclassified from AOCI, before tax	—	2	2	(7)	15	10
Pre-tax net OCI	(44)	50	6	(126)	34	(86)
Income tax effect	10	—	10	32	(8)	34
OCI for the year, net of tax	(34)	50	16	(94)	26	(52)
AOCI as of end of year	$81	$(90)	$(9)	$(5)	$(27)	$(41)

Reclassifications from AOCI to net income, excluding taxes, for the year ended September 30, 2023 and 2022 were recorded in “Interest expense” on the Consolidated Statements of Income and Comprehensive Income. Reclassifications from AOCI to net income, excluding taxes, for the year ended September 30, 2021 were primarily recorded in “Other” revenue and “Interest expense” on the Consolidated Statements of Income and Comprehensive Income.

Our net investment hedges and cash flow hedges relate to derivatives associated with our Bank segment. See Notes 2 and 6 for additional information on these derivatives.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

NOTE 21 - REVENUES

The following tables present our sources of revenues by segment. For further information about our significant accounting policies related to revenue recognition, see Note 2. See Note 26 for additional information on our segment results.

	Year ended September 30, 2023
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$4,545	$2	$846	$—	$(30)	$5,363
Brokerage revenues:
Securities commissions:
Mutual and other fund products	540	5	6	—	(4)	547
Insurance and annuity products	439	—	—	—	—	439
Equities, ETFs and fixed income products	347	129	—	—	(3)	473
Subtotal securities commissions	1,326	134	6	—	(7)	1,459
Principal transactions (1)	108	341	—	15	(2)	462
Total brokerage revenues	1,434	475	6	15	(9)	1,921
Account and service fees:
Mutual fund and annuity service fees	415	—	1	—	(2)	414
RJBDP fees	1,591	4	—	—	(1,097)	498
Client account and other fees	231	6	20	—	(44)	213
Total account and service fees	2,237	10	21	—	(1,143)	1,125
Investment banking:
Merger & acquisition and advisory	—	418	—	—	—	418
Equity underwriting	35	85	—	—	—	120
Debt underwriting	—	110	—	—	—	110
Total investment banking	35	613	—	—	—	648
Other:
Affordable housing investments business revenues	—	109	—	—	—	109
All other (1)	48	2	2	41	(15)	78
Total other	48	111	2	41	(15)	187
Total non-interest revenues	8,299	1,211	875	56	(1,197)	9,244
Interest income (1)	455	88	10	3,098	97	3,748
Total revenues	8,754	1,299	885	3,154	(1,100)	12,992
Interest expense	(100)	(85)	—	(1,141)	(47)	(1,373)
Net revenues	$8,654	$1,214	$885	$2,013	$(1,147)	$11,619

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

	Year ended September 30, 2022
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$4,710	$3	$882	$—	$(32)	$5,563
Brokerage revenues:
Securities commissions:
Mutual and other fund products	620	6	7	—	(2)	631
Insurance and annuity products	438	—	—	—	—	438
Equities, ETFs and fixed income products	382	138	—	—	—	520
Subtotal securities commissions	1,440	144	7	—	(2)	1,589
Principal transactions (1)	76	446	—	5	—	527
Total brokerage revenues	1,516	590	7	5	(2)	2,116
Account and service fees:
Mutual fund and annuity service fees	428	—	1	—	(2)	427
RJBDP fees	559	1	—	—	(358)	202
Client account and other fees	220	7	21	—	(44)	204
Total account and service fees	1,207	8	22	—	(404)	833
Investment banking:
Merger & acquisition and advisory	—	709	—	—	—	709
Equity underwriting	38	210	—	—	—	248
Debt underwriting	—	143	—	—	—	143
Total investment banking	38	1,062	—	—	—	1,100
Other:
Affordable housing investments business revenues	—	127	—	—	—	127
All other (1)	32	10	1	26	(8)	61
Total other	32	137	1	26	(8)	188
Total non-interest revenues	7,503	1,800	912	31	(446)	9,800
Interest income (1)	249	36	2	1,209	12	1,508
Total revenues	7,752	1,836	914	1,240	(434)	11,308
Interest expense	(42)	(27)	—	(156)	(80)	(305)
Net revenues	$7,710	$1,809	$914	$1,084	$(514)	$11,003

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

	Year ended September 30, 2021
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$4,056	$4	$837	$—	$(29)	$4,868
Brokerage revenues:
Securities commissions:
Mutual and other fund products	670	6	10	—	(3)	683
Insurance and annuity products	438	—	—	—	—	438
Equities, ETFs and fixed income products	388	143	—	—	(1)	530
Subtotal securities commissions	1,496	149	10	—	(4)	1,651
Principal transactions (1)	50	511	—	—	—	561
Total brokerage revenues	1,546	660	10	—	(4)	2,212
Account and service fees:
Mutual fund and annuity service fees	408	—	—	—	(2)	406
RJBDP fees	259	1	—	—	(184)	76
Client account and other fees	157	7	18	—	(29)	153
Total account and service fees	824	8	18	—	(215)	635
Investment banking:
Merger & acquisition and advisory	—	639	—	—	—	639
Equity underwriting	47	285	—	—	—	332
Debt underwriting	—	172	—	—	—	172
Total investment banking	47	1,096	—	—	—	1,143
Other:
Affordable housing investments business revenues	—	105	—	—	—	105
All other (1)	25	6	2	30	61	124
Total other	25	111	2	30	61	229
Total non-interest revenues	6,498	1,879	867	30	(187)	9,087
Interest income (1)	123	16	—	684	—	823
Total revenues	6,621	1,895	867	714	(187)	9,910
Interest expense	(10)	(10)	—	(42)	(88)	(150)
Net revenues	$6,611	$1,885	$867	$672	$(275)	$9,760

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

At September 30, 2023 and September 30, 2022, net receivables related to contracts with customers were $519 million and $511 million, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

NOTE 22 – INTEREST INCOME AND INTEREST EXPENSE

The following table details the components of interest income and interest expense.

	Year ended September 30,
$ in millions	2023	2022	2021
Interest income:
Cash and cash equivalents	$358	$48	$12
Assets segregated for regulatory purposes and restricted cash	197	96	15
Trading assets — debt securities	57	27	13
Available-for-sale securities	219	136	85
Brokerage client receivables	170	100	77
Bank loans, net	2,671	1,051	593
All other	76	50	28
Total interest income	3,748	1,508	823
Interest expense:
Bank deposits	1,080	131	23
Trading liabilities — debt securities	36	12	2
Brokerage client payables	78	24	3
Other borrowings	37	21	19
Senior notes payable	92	93	96
All other	50	24	7
Total interest expense	1,373	305	150
Net interest income	2,375	1,203	673
Bank loan (provision)/benefit for credit losses	(132)	(100)	32
Net interest income after bank loan (provision)/benefit for credit losses	$2,243	$1,103	$705

Interest expense related to bank deposits in the preceding table excludes interest expense associated with affiliate deposits, which has been eliminated in consolidation.

NOTE 23 - SHARE-BASED AND OTHER COMPENSATION

Share-based compensation plan

We have one share-based compensation plan, the Raymond James Financial, Inc. Amended and Restated 2012 Stock Incentive Plan (“the Plan”), for our employees, Board of Directors, and independent contractor financial advisors. The Plan authorizes us to grant 96.4 million shares (including the shares available for grant under six predecessor plans). As of September 30, 2023, 21.0 million shares remained available for grant under the Plan. We may utilize treasury shares for grants under the Plan, though we are also permitted to issue new shares. Our share-based compensation accounting policies are described in Note 2.

Restricted stock units

We may grant RSU awards under the Plan in connection with initial employment or under various retention programs for individuals who are responsible for contributing to our management, growth, and/or profitability. We utilize the Restricted Stock Trust Fund, which we funded to enable the trust fund to acquire our common stock in the open market to be used to settle RSUs granted as a retention vehicle for certain employees of our Canadian subsidiaries. We may also grant RSU awards to officers and certain other employees in lieu of cash for portions ranging from 10% to 50% of annual bonus amounts in excess of $250,000. Under the Plan, the awards are generally restricted for a three- to five-year period, during which time the awards are generally forfeitable in the event of termination other than for death, disability, or qualifying retirement.

We grant RSUs annually to non-employee members of our Board of Directors. The RSUs granted to these Directors vest over a one-year period from their grant date or upon retirement from our Board.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
The following table presents the RSU award activity, which includes grants to employees, independent contractor financial advisors, and members of our Board of Directors, for the year ended September 30, 2023.

	Shares/Units (in millions)	Weighted-average grant date fair value (per share)
Non-vested as of beginning of year	9.0	$73.73
Granted	2.1	$115.79
Vested	(1.9)	$57.93
Forfeited	(0.2)	$82.52
Non-vested as of end of year	9.0	$87.43

The following table presents expense and income tax benefits related to our RSUs granted to our employees, independent contractor financial advisors, and members of our Board of Directors for the periods indicated.

	Year ended September 30,
$ in millions	2023	2022	2021
RSU share-based compensation amortization	$220	$179	$126
Income tax benefits related to share-based expense	$51	$41	$29

For the year ended September 30, 2023, we realized $95 million of excess tax benefits related to our RSUs, which favorably impacted income tax expense on our Consolidated Statements of Income and Comprehensive Income. See Note 18 for additional information regarding income taxes.

As of September 30, 2023, there was $344 million of total pre-tax compensation costs not yet recognized (net of estimated forfeitures) related to RSUs granted to employees, independent contractor financial advisors, and members of our Board of Directors. These costs are expected to be recognized over a weighted-average period of approximately three years. The following RSU activity occurred for the periods indicated.

	Year ended September 30,
$ in millions, except per unit award amounts	2023	2022	2020
Weighted-average grant date fair value per unit award	$115.79	$98.52	$63.86
Total grant date fair value of RSUs vested	$111	$115	$87

Restricted stock awards
RSAs were issued as a component of our total purchase consideration for TriState Capital on June 1, 2022, in accordance with the terms of the acquisition. For the years ended September 30, 2023 and 2022, total share-based compensation amortization related to these RSAs was $9 million and $4 million, respectively. As of September 30, 2023, there were $12 million of total pre-tax compensation costs not yet recognized for these RSAs. These costs are expected to be recognized over a weighted-average period of 2.2 years. See Note 3 for additional information regarding our acquisition of TriState Capital.

Employee stock purchase plan
Under the 2003 Employee Stock Purchase Plan, we are authorized to issue up to 13.1 million shares of common stock to eligible employees. Under the terms of the plan, share purchases in any calendar year are limited to the lesser of 1,000 shares or shares with a fair value of $25,000. The purchase price of the stock is 85% of the average high and low market price on the day prior to the purchase date. Under the plan, we sold approximately 428 thousand, 416 thousand and 393 thousand shares to employees during the years ended September 30, 2023, 2022, and 2021, respectively. The related compensation expense is calculated as the value of the 15% discount from market value and was $7 million, $6 million, and $5 million for the years ended September 30, 2023, 2022 and 2021, respectively.

Stock options

We had stock options outstanding as of September 30, 2023 which had been issued to our employees and independent contractor financial advisors. Effective in fiscal 2017, we stopped issuing stock options to our employees, and effective in fiscal 2021, we stopped issuing stock options to our independent contractor financial advisors. Share-based compensation expense related to stock options was insignificant for the years ended September 30, 2023, 2022, and 2021. Cash received from stock options exercised by our employees and independent contractor financial advisors during the year ended September 30, 2023 was $8 million.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
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

All shares owned by the ESOP are included in earnings per share calculations. Cash dividends paid to the ESOP are reflected as a reduction of retained earnings. The number of shares of our common stock held by the ESOP was 6.6 million at both September 30, 2023 and 2022. The market value of our common stock held by the ESOP at September 30, 2023 was $662 million, of which $6 million was unearned (not yet vested) by ESOP plan participants.

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

Compensation expense associated with all other employee compensation plans, including those previously described, totaled $223 million, $195 million and $175 million for the fiscal years ended September 30, 2023, 2022 and 2021, respectively.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

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

Effective August 1, 2023, TriState Capital Bank completed its conversion from a state non-member bank, which was primarily supervised by the PDBS and the FDIC, to a state member bank, which is primarily supervised by the PDBS and the Fed. As a state member bank, TriState Capital Bank will also continue to be supervised by the FDIC and the Consumer Financial Protection Bureau. The Fed’s capital rules applied to TriState Capital Bank as of September 30, 2023 while the FDIC’s capital rules, which are substantially similar to the Fed’s rules, applied to TriState Capital Bank as of September 30, 2022.

Under these rules, minimum requirements are established for both the quantity and quality of capital held by banking organizations. RJF, Raymond James Bank, and TriState Capital Bank are required to maintain minimum leverage ratios (defined as tier 1 capital divided by adjusted average assets), as well as minimum ratios of tier 1 capital, common equity tier 1 (“CET1”), and total capital to risk-weighted assets. These capital ratios incorporate quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under the regulatory capital rules and are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. We calculate these ratios in order to assess compliance with both regulatory requirements and internal capital policies. In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. As of September 30, 2023, capital levels at RJF, Raymond James Bank, and TriState Capital Bank exceeded the capital conservation buffer requirement and each entity was categorized as “well-capitalized.”

To meet requirements for capital adequacy or to be categorized as “well-capitalized,” RJF must maintain minimum Tier 1 leverage, Tier 1 capital, CET1, and Total capital amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJF as of September 30, 2023:
Tier 1 leverage	$9,321	11.9%	$3,123	4.0%	$3,904	5.0%
Tier 1 capital	$9,321	21.4%	$2,613	6.0%	$3,484	8.0%
CET1	$9,245	21.2%	$1,960	4.5%	$2,831	6.5%
Total capital	$9,934	22.8%	$3,484	8.0%	$4,355	10.0%

RJF as of September 30, 2022:
Tier 1 leverage	$8,480	10.3%	$3,304	4.0%	$4,130	5.0%
Tier 1 capital	$8,480	19.2%	$2,651	6.0%	$3,534	8.0%
CET1	$8,380	19.0%	$1,988	4.5%	$2,871	6.5%
Total capital	$9,031	20.4%	$3,534	8.0%	$4,418	10.0%

As of September 30, 2023, RJF’s regulatory capital increase compared with September 30, 2022 was driven by an increase in equity due to positive earnings, partially offset by share repurchases and dividends. RJF’s Tier 1 capital and Total capital ratios increased compared with September 30, 2022 resulting from the increase in regulatory capital and a decrease in risk-weighted assets. The decrease in risk-weighted assets was primarily driven by a decrease in assets segregated for regulatory purposes and the impact of lower market volatility on our market risk-weighted assets, partially offset by an increase in our bank loan portfolio. RJF’s Tier 1 leverage ratio at September 30, 2023 increased compared to September 30, 2022 due to the increase in regulatory capital and lower average assets, primarily driven by a decrease in assets segregated for regulatory purposes.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

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

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
Raymond James Bank as of September 30, 2023:
Tier 1 leverage	$3,355	7.8%	$1,710	4.0%	$2,137	5.0%
Tier 1 capital	$3,355	13.7%	$1,465	6.0%	$1,954	8.0%
CET1	$3,355	13.7%	$1,099	4.5%	$1,587	6.5%
Total capital	$3,662	15.0%	$1,954	8.0%	$2,442	10.0%

Raymond James Bank as of September 30, 2022:
Tier 1 leverage	$2,998	7.1%	$1,695	4.0%	$2,119	5.0%
Tier 1 capital	$2,998	12.1%	$1,485	6.0%	$1,979	8.0%
CET1	$2,998	12.1%	$1,113	4.5%	$1,608	6.5%
Total capital	$3,308	13.4%	$1,979	8.0%	$2,474	10.0%

Raymond James Bank’s regulatory capital increased compared with September 30, 2022, driven by positive earnings, partially offset by dividends paid to RJF. Raymond James Bank’s Tier 1 capital and Total capital ratios increased compared with September 30, 2022 resulting from the increase in regulatory capital and a decrease in risk-weighted assets largely due to decreases in the bank loan and available-for-sale securities portfolios. Raymond James Bank’s Tier 1 leverage ratio at September 30, 2023 increased compared with September 30, 2022 due to the increase in regulatory capital, partially offset by an increase in average assets, primarily driven by higher cash balances.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
TriState Capital Bank as of September 30, 2023:
Tier 1 leverage	$1,290	7.2%	$721	4.0%	$902	5.0%
Tier 1 capital	$1,290	14.8%	$524	6.0%	$699	8.0%
CET1	$1,290	14.8%	$393	4.5%	$568	6.5%
Total capital	$1,333	15.3%	$699	8.0%	$874	10.0%

TriState Capital Bank as of September 30, 2022:
Tier 1 leverage	$1,093	7.3%	$601	4.0%	$752	5.0%
Tier 1 capital	$1,093	14.1%	$463	6.0%	$618	8.0%
CET1	$1,093	14.1%	$348	4.5%	$502	6.5%
Total capital	$1,122	14.5%	$618	8.0%	$772	10.0%

TriState Capital Bank’s regulatory capital increased compared with September 30, 2022, driven by positive earnings and a capital contribution from RJF. TriState Capital Bank’s Tier 1 capital and Total capital ratios increased compared with September 30, 2022, due to the increase in regulatory capital, partially offset by an increase in risk-weighted assets primarily resulting from increases in the bank loans and available-for-sale securities portfolios. TriState Capital Bank’s Tier 1 leverage ratio at September 30, 2023 decreased slightly compared with September 30, 2022 as the increase in regulatory capital was offset by an increase in average assets, primarily driven by higher cash balances, as well as the increases in the bank loans and available-for-sale securities portfolios.

Our bank subsidiaries may pay dividends to RJF without prior approval of their respective regulators subject to certain restrictions including retained net income and targeted regulatory capital ratios. Dividends paid to RJF from our bank subsidiaries may be limited to the extent that capital is needed to support their balance sheet growth.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. As a member firm of the Financial Industry Regulatory Authority (“FINRA”), RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client balances. FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements. As of September 30, 2023, RJ&A had excess net capital available to remit dividends to RJF, some of which may be remitted without prior regulatory approval and the remainder may be remitted in conformity with all required regulatory rules or approvals. The following table presents the net capital position of RJ&A.

	September 30,
$ in millions	2023	2022
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	43.3%	40.9%
Net capital	$1,035	$1,152
Less: required net capital	(48)	(56)
Excess net capital	$987	$1,096

As of September 30, 2023, all of our other active regulated domestic and international subsidiaries were in compliance with and exceeded all applicable capital requirements.

NOTE 25 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share.

	Year ended September 30,
$ in millions, except per share amounts	2023	2022	2021
Income for basic earnings per common share:
Net income available to common shareholders	$1,733	$1,505	$1,403
Less allocation of earnings and dividends to participating securities	(5)	(3)	(2)
Net income available to common shareholders after participating securities	$1,728	$1,502	$1,401
Income for diluted earnings per common share:
Net income available to common shareholders	$1,733	$1,505	$1,403
Less allocation of earnings and dividends to participating securities	(5)	(3)	(2)
Net income available to common shareholders after participating securities	$1,728	$1,502	$1,401
Common shares:
Average common shares in basic computation	211.8	209.9	205.7
Dilutive effect of outstanding stock options and certain RSUs	5.1	5.4	5.5
Average common and common equivalent shares used in diluted computation	216.9	215.3	211.2
Earnings per common share:
Basic	$8.16	$7.16	$6.81
Diluted	$7.97	$6.98	$6.63
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	0.5	0.1	0.1

The allocation of earnings and dividends to participating securities in the preceding table represents dividends paid during the year to participating securities, consisting of certain RSUs, as well as the RSAs granted as part of our acquisition of TriState Capital, plus an allocation of undistributed earnings to such participating securities. Participating securities and related dividends paid on these participating securities were insignificant for the years ended September 30, 2023, 2022 and 2021. Undistributed earnings are allocated to participating securities based upon their right to share in earnings as if all earnings for the period had been distributed.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

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

The PCG segment provides financial planning, investment advisory and securities transaction services in the U.S., Canada, and the U.K. for which we generally charge either asset-based fees or sales commissions. The PCG segment also earns revenues for distribution and related support services performed related to mutual and other funds, fixed and variable annuities, and insurance products. The segment includes servicing fee revenues from third-party mutual fund and annuity companies whose products we distribute and from banks to which we sweep a portion of our clients’ cash deposits as part of the RJBDP, our multi-bank sweep program. The segment also includes net interest earnings primarily on client margin loans, cash balances, and assets segregated for regulatory purposes, net of interest paid to clients on cash balances in the Client Interest Program.

Our Capital Markets segment conducts investment banking, institutional sales, securities trading, equity research, and the syndication and management of investments in low-income housing funds and funds of a similar nature. We primarily conduct these activities in the U.S., Canada, and Europe.

Our Asset Management segment earns asset management and related administrative fees for providing asset management, portfolio management and related administrative services to retail and institutional clients. This segment oversees a portion of our fee-based assets under administration for our PCG clients through our Asset Management Services division. This segment also provides asset management services through Raymond James Investment Management for certain retail accounts managed on behalf of third-party institutions, institutional accounts and proprietary mutual funds that we manage. This segment also earns asset management and related administrative fees through services provided by Raymond James Trust, N.A. and Raymond James Trust Company of New Hampshire.

Our Bank segment provides various types of loans, including SBL, corporate loans, residential mortgage loans, and tax-exempt loans. This segment is active in corporate loan syndications and participations and lending directly to clients. This segment also provides FDIC-insured deposit accounts, including to clients of our broker-dealer subsidiaries, and other retail and corporate deposit and liquidity management products and services. This segment generates net interest income principally through the interest income earned on loans and an investment portfolio of available-for-sale securities, which is offset by the interest expense it pays on client deposits and on its borrowings.

The Other segment includes interest income on certain corporate cash balances, the results of our private equity investments, which predominantly consist of investments in third-party funds, certain other corporate investing activity, and certain corporate overhead costs of RJF that are not allocated to operating segments including the interest costs on our public debt and any losses on the extinguishment of such debt, certain provisions for legal and regulatory matters, and certain acquisition-related expenses.

Refer to Note 3 for additional information regarding our fiscal year 2022 acquisitions of Charles Stanley, TriState Capital, and SumRidge Partners.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
The following table presents information concerning operations in these segments, inclusive of our acquisitions.

	Year ended September 30,
$ in millions	2023	2022	2021
Net revenues:
Private Client Group	$8,654	$7,710	$6,611
Capital Markets	1,214	1,809	1,885
Asset Management	885	914	867
Bank	2,013	1,084	672
Other	59	(50)	(8)
Intersegment eliminations	(1,206)	(464)	(267)
Total net revenues	$11,619	$11,003	$9,760
Pre-tax income/(loss):
Private Client Group	$1,763	$1,030	$749
Capital Markets	(91)	415	532
Asset Management	351	386	389
Bank	371	382	367
Other	(114)	(191)	(246)
Total pre-tax income	$2,280	$2,022	$1,791

No individual client accounted for more than ten percent of revenues in any of the years presented.

The following table presents our net interest income on a segment basis.

	Year ended September 30,
$ in millions	2023	2022	2021
Net interest income/(expense):
Private Client Group	$355	$207	$113
Capital Markets	3	9	6
Asset Management	10	2	—
Bank	1,957	1,053	642
Other	50	(68)	(88)
Net interest income	$2,375	$1,203	$673

The following table presents our total assets on a segment basis.

	September 30,
$ in millions	2023	2022
Total assets:
Private Client Group	$12,375	$17,770
Capital Markets	3,087	3,951
Asset Management	567	556
Bank	60,041	56,737
Other	2,290	1,937
Total	$78,360	$80,951

The following table presents goodwill, which was included in our total assets, on a segment basis.

	September 30,
$ in millions	2023	2022
Goodwill:
Private Client Group	$564	$550
Capital Markets	275	274
Asset Management	69	69
Bank	529	529
Total	$1,437	$1,422

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
We have operations in the U.S., Canada, and Europe. The vast majority of our long-lived assets are located in the U.S.  The following table presents our net revenues and pre-tax income classified by major geographic area in which they were earned.

	Year ended September 30,
$ in millions	2023	2022	2021
Net revenues:
U.S.	$10,609	$10,065	$9,067
Canada	563	542	485
Europe	447	396	208
Total	$11,619	$11,003	$9,760
Pre-tax income/(loss):
U.S.	$2,193	$1,907	$1,701
Canada	108	83	53
Europe	(21)	32	37
Total	$2,280	$2,022	$1,791

The following table presents our total assets by major geographic area in which they were held.

	September 30,
$ in millions	2023	2022
Total assets:
U.S.	$72,506	$74,428
Canada	3,404	3,631
Europe	2,450	2,892
Total	$78,360	$80,951

The following table presents goodwill, which was included in our total assets, classified by major geographic area in which it was held.

	September 30,
$ in millions	2023	2022
Goodwill:
U.S.	$1,250	$1,250
Canada	25	23
Europe	162	149
Total	$1,437	$1,422

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

The broker-dealer subsidiaries of the Parent, including RJ&A our principal domestic broker-dealer, and certain other subsidiaries are required to maintain a minimum amount of net capital due to regulatory requirements. RJ&A is further required by certain covenants in its borrowing agreements to maintain minimum net capital equal to 10% of aggregate debit balances. At September 30, 2023, each of these subsidiaries exceeded their minimum net capital requirements (see Note 24 for additional information).

Of the Parent’s net assets as of September 30, 2023, approximately $108 million of its investment in RJ&A and Raymond James Financial Services, Inc. was available for distribution to the Parent without further regulatory approvals. As of September 30, 2023, approximately $5.0 billion of the net assets of our U.S. broker-dealer subsidiaries and bank subsidiaries were restricted from distribution to the Parent due to regulatory or other restrictions without prior approval of the respective entity’s regulator. In addition, a large portion of our non-U.S. subsidiaries’ net assets was held to meet regulatory requirements and was not available for use by the Parent.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Cash and cash equivalents of $2.08 billion and $1.91 billion as of September 30, 2023 and 2022, respectively, were held directly by RJF in depository accounts at third-party financial institutions, unrestricted cash held in depository accounts at Raymond James Bank, or were loaned by the Parent to RJ&A, which RJ&A had invested on behalf of RJF, or otherwise deployed in its normal business activities. The loan to RJ&A, which totaled $1.39 billion and $1.30 billion as of September 30, 2023 and 2022, respectively, is included in “Intercompany receivables from subsidiaries” in the table below. The amount held in depository accounts at Raymond James Bank and TriState Capital Bank totaled $282 million as of September 30, 2023, of which $240 million was available on demand without restriction. As of September 30, 2022, $260 million was held in depository accounts at Raymond James Bank, of which $230 million was available on demand without restriction.

See Notes 16, 17, 19 and 24 for additional information regarding borrowings, commitments, contingencies and guarantees, and regulatory capital requirements of the Parent and its subsidiaries.

In the following tables, “bank subsidiaries” refers to Raymond James Bank and TriState Capital Bank, including its holding company which is a subsidiary of RJF. The following table presents the Parent’s statements of financial condition.

	September 30,
$ in millions	2023	2022
Assets:
Cash and cash equivalents	$717	$629
Assets segregated for regulatory purposes and restricted cash ($1 and $1 at fair value)	43	31
Intercompany receivables from subsidiaries (primarily non-bank subsidiaries)	1,590	1,624
Investments in consolidated subsidiaries:
Bank subsidiaries	4,124	3,549
Non-bank subsidiaries	5,787	5,611
Goodwill and identifiable intangible assets, net	32	32
All other	1,090	907
Total assets	$13,383	$12,383
Liabilities and equity:
Accrued compensation, commissions and benefits	$879	$715
Intercompany payables to subsidiaries:
Bank subsidiaries	7	—
Non-bank subsidiaries	34	17
Senior notes payable	2,039	2,038
All other	210	155
Total liabilities	3,169	2,925
Equity	10,214	9,458
Total liabilities and equity	$13,383	$12,383

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
The following table presents the Parent’s statements of income.

	Year ended September 30,
$ in millions	2023	2022	2021
Revenues:
Dividends from non-bank subsidiaries	$874	$2,002	$257
Dividends from bank subsidiaries	375	60	—
Interest from subsidiaries	84	23	9
Interest income	20	3	1
All other	18	17	21
Total revenues	1,371	2,105	288
Interest expense	(93)	(93)	(97)
Net revenues	1,278	2,012	191
Non-interest expenses:
Compensation, commissions and benefits	86	98	81
Non-compensation expenses:
Communications and information processing	9	6	5
Occupancy and equipment	1	1	1
Business development	21	20	19
Losses on extinguishment of debt	—	—	98
Intercompany allocations and charges	2	(8)	(14)
Professional fees	7	17	14
Other	3	47	16
Total non-compensation expenses	43	83	139
Total non-interest expenses	129	181	220
Pre-tax income/(loss) before equity in undistributed net income of subsidiaries	1,149	1,831	(29)
Income tax benefit	(35)	(20)	(99)
Income before equity in undistributed net income of subsidiaries	1,184	1,851	70
Equity in undistributed net income of subsidiaries (1)	555	(342)	1,333
Net income	1,739	1,509	1,403
Preferred stock dividends	6	4	—
Net income available to common shareholders	$1,733	$1,505	$1,403

(1)    The year ended September 30, 2022 included significant dividends from RJ&A to RJF, which were in excess of net income for the period.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
The following table presents the Parent’s statements of cash flows.

	Year ended September 30,
$ in millions	2023	2022	2021
Cash flows from operating activities:
Net income	$1,739	$1,509	$1,403
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on investments	2	1	5
Unrealized (gain)/loss on company-owned life insurance policies, net of expenses	(95)	159	(157)
Equity in undistributed net income of subsidiaries	(555)	342	(1,333)
Losses on extinguishment of debt	—	—	98
Other	158	161	94
Net change in:
Intercompany receivables	1	(23)	(14)
Other assets	93	40	(35)
Intercompany payables	24	(18)	(14)
Other payables	34	3	38
Accrued compensation, commissions and benefits	164	(82)	202
Net cash provided by operating activities	1,565	2,092	287

Cash flows from investing activities:
Investments in subsidiaries, net	(149)	(1,092)	(420)
(Advances to)/repayments from subsidiaries, net	(40)	(723)	1,039
Investment in note receivable	—	(125)	—
Proceeds from sales of investments	—	7	2
Purchase of investments in company-owned life insurance policies, net	(65)	(63)	(36)
Net cash provided by/(used in) investing activities	(254)	(1,996)	585

Cash flows from financing activities:
Repurchases of common stock and share-based awards withheld for payment of withholding tax requirements	(862)	(216)	(151)
Dividends on common and preferred stock	(355)	(277)	(218)
Redemption of preferred stock	(40)
Exercise of stock options and employee stock purchases	46	52	53
Proceeds from senior note issuances, net of debt issuance costs paid	—	—	737
Extinguishment of senior notes payable	—	—	(844)
Net cash used in financing activities	(1,211)	(441)	(423)
Net increase/(decrease) in cash and cash equivalents, including those segregated for regulatory purposes and restricted cash	100	(345)	449
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at beginning of year	659	1,004	555
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of year	$759	$659	$1,004

Cash and cash equivalents	$717	$629	$527
Cash and cash equivalents segregated for regulatory purposes and restricted cash	42	30	477
Total cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of year	$759	$659	$1,004

Supplemental disclosures of cash flow information:
Cash paid for interest	$65	$117	$89
Cash paid for income taxes, net	$9	$24	$35
Common stock issued as consideration for TriState Capital acquisition	$—	$778	$—
Restricted stock awards issued as consideration for TriState Capital acquisition	$—	$28	$—
Preferred stock issued as consideration for TriState Capital acquisition	$—	$120	$—
Effective settlement of note receivable for TriState Capital acquisition	$—	$123	$—

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
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

Changes in Internal Control over Financial Reporting

There were no changes during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by COSO. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2023. KPMG LLP, who audited and reported on our consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting as of September 30, 2023 (included as follows).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Raymond James Financial, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Raymond James Financial, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of September 30, 2023 and 2022, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated November 21, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Tampa, Florida
November 21, 2023

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
ITEM 9B. OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2023.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers appears in Part I, Item 1 of this report. The balance of the information required by Item 10 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2024 Annual Meeting of Shareholders which will be filed with the SEC no later than 120 days after the close of the fiscal year ended September 30, 2023.

ITEMS 11, 12, 13 and 14.

The information required by Items 11 (excluding the information required by Item 402(v) of Regulation S-K), 12, 13 and 14 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2024 Annual Meeting of Shareholders which will be filed with the SEC no later than 120 days after the close of the fiscal year ended September 30, 2023.

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

3.2
Amended and Restated By-Laws of Raymond James Financial, Inc. reflecting amendments adopted by the Board of Directors on August 21, 2023, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2023.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

Exhibit Number		Description
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

4.5		Form of Depositary Receipt—Series B (included as part of Exhibit 4.4).
10.1
Stock Purchase Agreement, dated January 11, 2012, between Raymond James Financial, Inc. and Regions Financial Corporation (excluding certain exhibits and schedules), incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 12, 2012.

10.2.1	*
Raymond James Financial, Inc. Amended and Restated 2012 Stock Incentive Plan (as amended through February 23, 2023), incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders held February 23, 2023, filed with the Securities and Exchange Commission on January 11, 2023.

10.2.2	*
Form of Restricted Stock Unit Agreement for Non-Employee Director under 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2012.

10.2.3	*
Form of Stock Option Agreement under 2012 Stock Incentive Plan, as revised and approved on August 21, 2013, incorporated by reference to Exhibit 10.16.3 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2013.

10.2.4	*
Form of Restricted Stock Unit Agreement for Non-Bonus Award (Employee/Independent Contractor) under 2012 Stock Incentive Plan, as revised and approved on August 21, 2013, incorporated by reference to Exhibit 10.16.4 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2013.

10.2.5	*
Form of Stock Option Agreement under 2012 Stock Incentive Plan, as revised and approved on November 20, 2013, incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 7, 2014.

10.2.6	*
Form of Restricted Stock Unit Agreement for Non-Bonus Award under 2012 Stock Incentive Plan, as revised and approved on November 20, 2013, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 7, 2014.

10.2.7
Raymond James Financial, Inc. 2012 Stock Incentive Plan Sub-Plan for French Employees with Form of Restricted Stock Unit Agreement, adopted and approved on February 20, 2014, incorporated by reference to Exhibit 10.16.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2014.

10.2.8	*
Form of Restricted Stock Unit Award Notice and Agreement for Non-Bonus Award for Canadian Employees, first used for awards granted on November 29, 2018, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2018.

10.2.9	*
Form of Restricted Stock Unit Award Notice and Agreement for Non-Bonus Award, first used for awards granted on November 29, 2018, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2018.

10.2.10	*
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (time-based vesting) for Canadian Employees, first used for awards granted on December 14, 2018, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2018.

10.2.11	*
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (time-based vesting), first used for awards granted on December 14, 2018, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2018.

10.2.12	*
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

10.2.13	*
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (performance-based vesting), first used for awards granted on December 14, 2018, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2018.

10.2.14	*
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (performance-based vesting with rTSR) under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2022.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

Exhibit Number		Description
10.2.15	*
Form of Restricted Stock Unit Award Notice and Agreement for Special Retention Award (performance-based vesting with rTSR) for Mr. Paul C. Reilly under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2022.

10.2.16	*
Form of Restricted Stock Unit Award Notice and Agreement for Special Retention Award (time-based vesting) for Mr. Paul C. Reilly under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2022.

10.3	*
Amended and Restated Raymond James Financial Long-Term Incentive Plan, effective August 22, 2018, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the Securities Exchange Commission on November 21, 2018.

10.4	*
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

10.6	*
Amended and Restated Form of Director and Officer Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 6, 2019.

10.7
Amended and Restated Credit Agreement, dated as of April 6, 2023, among Raymond James Financial, Inc., Raymond James & Associates, Inc., the Lenders party thereto and Bank of America, N.A, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 12, 2023.

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
*    Indicates a management contract or compensatory plan or arrangement in which a director or executive officer participates.

ITEM 16. FORM 10-K SUMMARY

None.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 21st day of November 2023.

RAYMOND JAMES FINANCIAL, INC.

By: /s/ PAUL C. REILLY
Paul C. Reilly, Chair and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ PAUL C. REILLY	Chair and Chief Executive Officer (Principal Executive Officer) and Director	November 21, 2023
Paul C. Reilly

/s/ PAUL M. SHOUKRY	Chief Financial Officer (Principal Financial Officer)	November 21, 2023
Paul M. Shoukry

/s/ JONATHAN W. OORLOG, JR.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 21, 2023
Jonathan W. Oorlog, Jr.

/s/ THOMAS A. JAMES	Chair Emeritus and Director	November 21, 2023
Thomas A. James

/s/ MARLENE DEBEL	Director	November 21, 2023
Marlene Debel

/s/ ROBERT M. DUTKOWSKY	Director	November 21, 2023
Robert M. Dutkowsky

/s/ JEFFREY N. EDWARDS	Director	November 21, 2023
Jeffrey N. Edwards

/s/ BENJAMIN C. ESTY	Director	November 21, 2023
Benjamin C. Esty

/s/ ART A. GARCIA	Director	November 21, 2023
Art A. Garcia

/s/ ANNE GATES	Director	November 21, 2023
Anne Gates

/s/ GORDON L. JOHNSON	Director	November 21, 2023
Gordon L. Johnson

/s/ RAYMOND W. MCDANIEL, JR.	Director	November 21, 2023
Raymond W. McDaniel, Jr.

/s/ RODERICK C. MCGEARY	Director	November 21, 2023
Roderick C. McGeary

/s/ RAJ SESHADRI	Director	November 21, 2023
Raj Seshadri