Form 10-Q
period 2023-12-31
RAYMOND JAMES FINANCIAL INC
filed 2024-02-07
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
209,027,614 shares of common stock as of February 5, 2024

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Index
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in millions, except per share amounts	December 31, 2023	September 30, 2023
Assets:
Cash and cash equivalents	$10,206	$9,313
Assets segregated for regulatory purposes and restricted cash	3,731	3,235
Collateralized agreements	454	418
Financial instruments, at fair value:
Trading assets ($1,019 and $1,062 pledged as collateral)	1,103	1,187
Available-for-sale securities ($20 and $22 pledged as collateral)	9,198	9,181
Derivative assets	195	265
Other investments ($7 and $7 pledged as collateral)	310	306
Brokerage client receivables, net	2,382	2,525
Other receivables, net	1,580	1,608
Bank loans, net	44,182	43,775
Loans to financial advisors, net	1,184	1,136
Deferred income taxes, net	637	711
Goodwill and identifiable intangible assets, net	1,908	1,907
Other assets	3,060	2,793
Total assets	$80,130	$78,360

Liabilities and shareholders’ equity:
Bank deposits	$55,393	$54,199
Collateralized financings	516	337
Financial instrument liabilities, at fair value:
Trading liabilities	794	716
Derivative liabilities	310	490
Brokerage client payables	5,793	5,447
Accrued compensation, commissions and benefits	1,496	1,914
Other payables	1,909	1,931
Other borrowings	1,099	1,100
Senior notes payable	2,039	2,039
Total liabilities	69,349	68,173
Commitments and contingencies (see Note 15)
Shareholders’ equity
Preferred stock	79	79
Common stock; $.01 par value; 650,000,000 shares authorized; 249,682,751 shares issued and 208,665,962 shares outstanding as of December 31, 2023; 248,728,805 shares issued and 208,769,095 shares outstanding as of September 30, 2023	2	2
Additional paid-in capital	3,158	3,143
Retained earnings	10,609	10,213
Treasury stock, at cost; 41,016,789 and 39,959,710 common shares as of December 31, 2023 and September 30, 2023, respectively	(2,365)	(2,252)
Accumulated other comprehensive loss	(693)	(971)
Total equity attributable to Raymond James Financial, Inc.	10,790	10,214
Noncontrolling interests	(9)	(27)
Total shareholders’ equity	10,781	10,187
Total liabilities and shareholders’ equity	$80,130	$78,360
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,
in millions, except per share amounts	2023	2022
Revenues:
Asset management and related administrative fees	$1,407	$1,242
Brokerage revenues:
Securities commissions	383	352
Principal transactions	139	132
Total brokerage revenues	522	484
Account and service fees	319	289
Investment banking	181	141
Interest income	1,053	827
Other	38	44
Total revenues	3,520	3,027
Interest expense	(507)	(241)
Net revenues	3,013	2,786
Non-interest expenses:
Compensation, commissions and benefits	1,921	1,736
Non-compensation expenses:
Communications and information processing	150	139
Occupancy and equipment	72	66
Business development	61	56
Investment sub-advisory fees	40	34
Professional fees	32	32
Bank loan provision for credit losses	12	14
Other	95	57
Total non-compensation expenses	462	398
Total non-interest expenses	2,383	2,134
Pre-tax income	630	652
Provision for income taxes	132	143
Net income	498	509
Preferred stock dividends	1	2
Net income available to common shareholders	$497	$507

Earnings per common share – basic	$2.38	$2.36
Earnings per common share – diluted	$2.32	$2.30
Weighted-average common shares outstanding – basic	208.6	214.7
Weighted-average common and common equivalent shares outstanding – diluted	213.8	220.4

Net income	$498	$509
Other comprehensive income/(loss), net of tax:
Available-for-sale securities	270	47
Currency translations, net of the impact of net investment hedges	29	46
Cash flow hedges	(21)	(2)
Total other comprehensive income, net of tax	278	91
Total comprehensive income	$776	$600

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended December 31,
$ in millions, except per share amounts	2023	2022
Preferred stock:
Balance beginning of period	$79	$120
Share issuances	—	—
Balance end of period	79	120

Common stock, par value $.01 per share:
Balance beginning of period	2	2
Share issuances	—	—
Balance end of period	2	2

Additional paid-in capital:
Balance beginning of period	3,143	2,987
Employee stock purchases	8	7
Distributions due to vesting of restricted stock units and exercise of stock options, net of forfeitures	(82)	(99)
Share-based compensation amortization	89	80
Balance end of period	3,158	2,975

Retained earnings:
Balance beginning of period	10,213	8,843
Net income attributable to Raymond James Financial, Inc.	498	509
Common and preferred stock cash dividends declared (see Note 16)	(102)	(98)
Balance end of period	10,609	9,254

Treasury stock:
Balance beginning of period	(2,252)	(1,512)
Purchases/surrenders	(159)	(147)
Reissuances due to vesting of restricted stock units and exercise of stock options	46	55
Balance end of period	(2,365)	(1,604)

Accumulated other comprehensive loss:
Balance beginning of period	(971)	(982)
Other comprehensive income, net of tax	278	91
Balance end of period	(693)	(891)
Total equity attributable to Raymond James Financial, Inc.	$10,790	$9,856

Noncontrolling interests:
Balance beginning of period	$(27)	$(26)
Consolidations	18	—
Balance end of period	(9)	(26)
Total shareholders’ equity	$10,781	$9,830
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
$ in millions	2023	2022
Cash flows from operating activities:
Net income	$498	$509
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	42	40
Deferred income taxes, net	(9)	25
Premium and discount amortization on available-for-sale securities and bank loans and net unrealized gain/loss on other investments	(12)	(11)
Provisions for credit losses and legal and regulatory matters, net	7	21
Share-based compensation expense	90	81
Unrealized gain on company-owned life insurance policies, net of expenses	(87)	(48)
Other	(8)	(10)
Net change in:
Collateralized agreements, net of collateralized financings	143	97
Loans (provided to) financial advisors, net of repayments	(54)	25
Brokerage client receivables and other receivables, net	304	477
Trading instruments, net	194	127
Derivative instruments, net	(166)	(18)
Other assets	(40)	8
Brokerage client payables and other payables	161	(3,882)
Accrued compensation, commissions and benefits	(423)	(511)
Purchases and originations of loans held for sale, net of proceeds from sales of securitizations and loans held for sale	(97)	(66)
Net cash provided by/(used in) operating activities	543	(3,136)

Cash flows from investing activities:
Increase in bank loans, net	(405)	(826)
Proceeds from sales of loans held for investment	76	45
Purchases of available-for-sale securities	(51)	(153)
Available-for-sale securities maturations, repayments and redemptions	295	326
Additions to property and equipment	(50)	(27)
Investment in solar tax credit equity investment	(15)	—
Other investing activities, net	(26)	(31)
Net cash used in investing activities	(176)	(666)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended December 31,
$ in millions	2023	2022
Cash flows from financing activities:
Increase in bank deposits	1,194	622
Repurchases of common stock and share-based awards withheld for payment of withholding tax requirements	(199)	(189)
Dividends on common and preferred stock	(97)	(81)
Exercise of stock options and employee stock purchases	10	11
Proceeds from Federal Home Loan Bank advances	750	650
Repayments of Federal Home Loan Bank advances and other borrowed funds	(750)	(791)
Other financing, net	(1)	(1)
Net cash provided by financing activities	907	221

Currency adjustment:
Effect of exchange rate changes on cash and cash equivalents, including those segregated for regulatory purposes	115	215
Net increase/(decrease) in cash and cash equivalents, including those segregated for regulatory purposes and restricted cash	1,389	(3,366)
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at beginning of year	12,548	14,659
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of period	$13,937	$11,293

Cash and cash equivalents	$10,206	$6,177
Cash and cash equivalents segregated for regulatory purposes and restricted cash	3,731	5,116
Total cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of period	$13,937	$11,293

Supplemental disclosures of cash flow information:
Cash paid for interest	$499	$216
Cash paid for income taxes, net	$24	$13
Cash outflows for lease liabilities	$30	$31
Non-cash right-of-use assets recorded for new and modified leases	$17	$13

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2023

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Raymond James Financial, Inc. (“RJF” or the “firm”) is a financial holding company which, together with its subsidiaries, is engaged in various financial services activities, including providing investment management services to retail and institutional clients, merger & acquisition and advisory services, the underwriting, distribution, trading and brokerage of equity and debt securities, and the sale of mutual funds and other investment products.  The firm also provides corporate and retail banking services and trust services. As used herein, the terms “our,” “we,” or “us” refer to RJF and/or one or more of its subsidiaries.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of RJF and its consolidated subsidiaries that are generally controlled through a majority voting interest. We consolidate all of our 100%-owned subsidiaries. In addition, we consolidate any variable interest entity (“VIE”) in which we are the primary beneficiary. Additional information on these VIEs is provided in Note 2 of our Annual Report on Form 10-K (“2023 Form 10-K”) for the year ended September 30, 2023, as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and in Note 9 of this Quarterly Report on Form 10-Q (“Form 10-Q”). When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

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

The nature of our business is such that the results of any interim period are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in our 2023 Form 10-K. To prepare condensed consolidated financial statements in accordance with GAAP, we must make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates and could have a material impact on the condensed consolidated financial statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 2 – UPDATE OF SIGNIFICANT ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 2 of our 2023 Form 10-K. During the three months ended December 31, 2023, there were no significant changes to our significant accounting policies other than the accounting policies adopted or modified as part of our implementation of new or amended accounting guidance, as noted in the following sections.

Accounting guidance adopted in fiscal 2024

In March 2022, the Financial Accounting Standards Board (“FASB”) issued new guidance related to troubled debt restructurings (“TDRs”) and disclosures regarding write-offs of financing receivables (ASU 2022-02), amending guidance related to the measurement of credit losses on financial instruments (ASU 2016-13). The update eliminates the requirement to use a discounted cash flow approach to measure the allowance for credit losses for TDRs and instead allows for the use of a current expected credit loss (“CECL”) approach for all loans. Under a CECL approach, the impact of loan modifications and the subsequent performance of modified loans, including defaults, is reflected in the historical loss data used to calculate expected lifetime credit losses. In addition, the update requires new disclosures about modifications granted to borrowers experiencing financial difficulty in the form of principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, or a combination of these modifications. The update also requires new disclosures for the financial effects of these modifications and for loan performance in the twelve months following the modification, and also requires disclosure of current period gross charge-offs by year of origination. We adopted this guidance on a prospective basis as of October 1, 2023, which did not have a material impact on our financial position or results of operations. Refer to Note 7 for additional disclosures required by this guidance and changes to our accounting policies as a result of this adoption. See Note 2 of our 2023 Form 10-K for a discussion of our accounting policies related to our nonperforming assets and allowance for credit losses.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 3 – FAIR VALUE

Our “Financial instruments” and “Financial instrument liabilities” on our Condensed Consolidated Statements of Financial Condition are recorded at fair value. See Notes 2 and 4 of our 2023 Form 10-K for further information about such instruments and our significant accounting policies related to fair value. The following tables present assets and liabilities measured at fair value on a recurring basis. Netting adjustments represent the impact of counterparty and collateral netting on our derivative balances included on our Condensed Consolidated Statements of Financial Condition. See Note 5 for additional information.

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of December 31, 2023
Assets at fair value on a recurring basis:
Trading assets:
Municipal and provincial obligations	$—	$191	$—	$—	$191
Corporate obligations	22	640	—	—	662
Government and agency obligations	44	69	—	—	113
Agency mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMOs”) and asset-backed securities (“ABS”)	—	93	—	—	93
Non-agency CMOs and ABS	—	9	—	—	9
Total debt securities	66	1,002	—	—	1,068
Equity securities	14	2	—	—	16
Brokered certificates of deposit	—	18	—	—	18
Other	—	—	1	—	1
Total trading assets	80	1,022	1	—	1,103
Available-for-sale securities (1)	1,149	8,049	—	—	9,198
Derivative assets - interest rate	8	375	—	(188)	195
All other investments:
Government and agency obligations (2)	72	—	—	—	72
Other	106	2	29	—	137
Total all other investments	178	2	29	—	209
Other assets - client-owned fractional shares	110	—	—	—	110
Subtotal	1,525	9,448	30	(188)	10,815
Other investments - private equity - measured at net asset value (“NAV”)					101
Total assets at fair value on a recurring basis	$1,525	$9,448	$30	$(188)	$10,916

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$8	$—	$—	$—	$8
Corporate obligations	—	614	—	—	614
Government and agency obligations	127	1	—	—	128
Total debt securities	135	615	—	—	750
Equity securities	44	—	—	—	44
Total trading liabilities	179	615	—	—	794
Derivative liabilities:
Interest rate	9	400	—	(114)	295
Foreign exchange	—	15	—	—	15
Total derivative liabilities	9	415	—	(114)	310
Other payables - repurchase liabilities related to client-owned fractional shares	110	—	—	—	110
Total liabilities at fair value on a recurring basis	$298	$1,030	$—	$(114)	$1,214

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of September 30, 2023
Assets at fair value on a recurring basis:
Trading assets:
Municipal and provincial obligations	$—	$239	$—	$—	$239
Corporate obligations	22	620	—	—	642
Government and agency obligations	24	117	—	—	141
Agency MBS, CMOs, and ABS	—	35	—	—	35
Non-agency CMOs and ABS	—	68	—	—	68
Total debt securities	46	1,079	—	—	1,125
Equity securities	20	2	—	—	22
Brokered certificates of deposit	—	36	—	—	36
Other	—	—	4	—	4
Total trading assets	66	1,117	4	—	1,187
Available-for-sale securities (1)	1,240	7,941	—	—	9,181
Derivative assets:
Interest rate	14	503	—	(261)	256
Foreign exchange	—	9	—	—	9
Total derivative assets	14	512	—	(261)	265
All other investments:
Government and agency obligations (2)	71	—	—	—	71
Other	102	2	30	—	134
Total all other investments	173	2	30	—	205
Other assets - client-owned fractional shares	98	—	—	—	98
Subtotal	1,591	9,572	34	(261)	10,936
Other investments - private equity - measured at NAV					101
Total assets at fair value on a recurring basis	$1,591	$9,572	$34	$(261)	$11,037

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$10	$—	$—	$—	$10
Corporate obligations	—	514	—	—	514
Government and agency obligations	161	1	—	—	162
Total debt securities	171	515	—	—	686
Equity securities	30	—	—	—	30
Total trading liabilities	201	515	—	—	716
Derivative liabilities:
Interest rate	13	563	—	(88)	488
Foreign exchange	—	2	—	—	2
Total derivative liabilities	13	565	—	(88)	490
Other payables - repurchase liabilities related to client-owned fractional shares	98	—	—	—	98
Total liabilities at fair value on a recurring basis	$312	$1,080	$—	$(88)	$1,304

(1)Our available-for-sale securities primarily consist of agency MBS, agency CMOs, and U.S. Treasury securities (“U.S. Treasuries”). See Note 4 for further information.
(2)These assets are primarily comprised of U.S. Treasuries purchased to meet certain deposit requirements with clearing organizations.

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

Three months ended December 31, 2023 Level 3 instruments at fair value
	Financial assets		Financial liabilities
	Trading assets	Other investments	Derivative liabilities
$ in millions	Other	All other	Other
Fair value beginning of period	$4	$30	$—
Total gains/(losses) included in earnings	—	(1)	—
Purchases and contributions	12	—	—
Sales and distributions	(15)	—	—
Transfers:
Into Level 3	—	—	—
Out of Level 3	—	—	—
Fair value end of period	$1	$29	$—
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$(1)	$—

Three months ended December 31, 2022 Level 3 instruments at fair value
	Financial assets		Financial liabilities
	Trading assets	Other investments	Derivative liabilities
$ in millions	Other	All other	Other
Fair value beginning of period	$1	$29	$(3)
Total gains/(losses) included in earnings	—	1	(1)
Purchases and contributions	25	—	—
Sales and distributions	(20)	—	—
Transfers:
Into Level 3	—	—	—
Out of Level 3	—	—	—
Fair value end of period	$6	$30	$(4)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$(1)	$1	$(1)

As of both December 31, 2023 and September 30, 2023, 14% of our assets and 2% of our liabilities were measured at fair value on a recurring basis. As of both December 31, 2023 and September 30, 2023, Level 3 assets represented less than 1% of our assets measured at fair value on a recurring basis.

Investments in private equity measured at net asset value per share

As more fully described in Note 2 of our 2023 Form 10-K, as a practical expedient, we utilize NAV or its equivalent to determine the recorded value of a portion of our private equity investments portfolio. We utilize NAV when the fund investment does not have a readily determinable fair value and the NAV of the fund is calculated in a manner consistent with the measurement principles of investment company accounting, including measurement of the investments at fair value.

Our private equity portfolio as of December 31, 2023 primarily included investments in third-party funds, including growth equity, venture capital, and mezzanine lending fund investments. Our investments cannot be redeemed directly with the funds. Our investments are monetized through the liquidation of underlying assets of fund investments, the timing of which is uncertain.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table presents the recorded value and unfunded commitments related to our private equity investments portfolio.

$ in millions	Recorded value	Unfunded commitment
December 31, 2023
Private equity investments measured at NAV	$101	$25
Private equity investments not measured at NAV	7
Total private equity investments	$108

September 30, 2023
Private equity investments measured at NAV	$101	$29
Private equity investments not measured at NAV	7
Total private equity investments	$108

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

$ in millions	Level 2	Level 3	Total fair value	Valuation technique(s)	Unobservable input	Range (weighted-average)
December 31, 2023
Bank loans:
Residential mortgage loans	$2	$8	$10	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.3 yrs.)
Corporate loans	$—	$104	$104	Collateral or discounted cash flow (1)	Recovery rate	3% - 63% (49%)
Loans held for sale	$30	$—	$30	N/A	N/A	N/A

September 30, 2023
Bank loans:
Residential mortgage loans	$2	$8	$10	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.3 yrs.)
Corporate loans	$—	$84	$84	Collateral or discounted cash flow (1)	Recovery rate	22% - 65% (53%)
Loans held for sale	$2	$—	$2	N/A	N/A	N/A

(1)The valuation techniques used to estimate the fair values are based on collateral value less selling costs for the collateral-dependent loans and discounted cash flows for loans that are not collateral-dependent. Unobservable inputs used in the collateral valuation technique are not meaningful and unobservable inputs used in the discounted cash flow valuation technique are presented in the table.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Financial instruments not recorded at fair value

Many, but not all, of the financial instruments we hold were recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The following table presents the estimated fair value and fair value hierarchy of financial assets and liabilities that are not recorded at fair value on the Condensed Consolidated Statements of Financial Condition at December 31, 2023 and September 30, 2023. This table excludes financial instruments that are carried at amounts which approximate fair value. See Note 4 of our 2023 Form 10-K for a discussion of our financial instruments that are not recorded at fair value.

$ in millions	Level 2	Level 3	Total estimated fair value	Carrying amount
December 31, 2023
Financial assets:
Bank loans, net	$181	$43,020	$43,201	$44,038
Financial liabilities:
Bank deposits - certificates of deposit	$2,882	$—	$2,882	$2,885
Other borrowings - subordinated notes payable	$95	$—	$95	$99
Senior notes payable	$1,817	$—	$1,817	$2,039

September 30, 2023
Financial assets:
Bank loans, net	$142	$42,622	$42,764	$43,679
Financial liabilities:
Bank deposits - certificates of deposit	$2,817	$—	$2,817	$2,831
Other borrowings - subordinated notes payable	$94	$—	$94	$100
Senior notes payable	$1,640	$—	$1,640	$2,039

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

See Note 2 of our 2023 Form 10-K for a discussion of our accounting policies applicable to our available-for-sale securities.

The following table details the amortized costs and fair values of our available-for-sale securities. See Note 3 for additional information regarding the fair value of available-for-sale securities.

$ in millions	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2023
Agency residential MBS	$4,665	$2	$(451)	$4,216
Agency commercial MBS	1,457	—	(162)	1,295
Agency CMOs	1,407	—	(213)	1,194
Other agency obligations	694	—	(17)	677
Non-agency residential MBS	550	1	(37)	514
U.S. Treasuries	1,161	—	(12)	1,149
Corporate bonds	140	—	(5)	135
Other	18	—	—	18
Total available-for-sale securities	$10,092	$3	$(897)	$9,198

September 30, 2023
Agency residential MBS	$4,865	$—	$(654)	$4,211
Agency commercial MBS	1,464	—	(211)	1,253
Agency CMOs	1,448	—	(265)	1,183
Other agency obligations	710	—	(31)	679
Non-agency residential MBS	527	—	(64)	463
U.S. Treasuries	1,261	—	(21)	1,240
Corporate bonds	140	—	(6)	134
Other	18	—	—	18
Total available-for-sale securities	$10,433	$—	$(1,252)	$9,181

The amortized costs and fair values in the preceding table exclude $29 million and $28 million of accrued interest on available-for-sale securities as of December 31, 2023 and September 30, 2023, respectively, which was included in “Other receivables, net” on our Condensed Consolidated Statements of Financial Condition.

See Note 6 for more information regarding available-for-sale securities pledged with the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank of Atlanta (“FRB”).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table details the contractual maturities, amortized costs, fair values and current yields for our available-for-sale securities.  Weighted-average yields are calculated on a taxable-equivalent basis based on estimated annual income divided by the average amortized cost of these securities. Since our MBS and CMO available-for-sale securities are backed by mortgages, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. As a result, the weighted-average life of our available-for-sale securities portfolio, after factoring in estimated prepayments, was approximately 4.0 years as of December 31, 2023.

	December 31, 2023
$ in millions	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency residential MBS
Amortized cost	$1	$112	$2,033	$2,519	$4,665
Fair value	$1	$108	$1,865	$2,242	$4,216
Weighted-average yield	2.11%	2.53%	1.31%	1.95%	1.68%
Agency commercial MBS
Amortized cost	$18	$933	$457	$49	$1,457
Fair value	$18	$856	$380	$41	$1,295
Weighted-average yield	3.45%	1.60%	1.20%	1.87%	1.51%
Agency CMOs
Amortized cost	$—	$7	$39	$1,361	$1,407
Fair value	$—	$7	$35	$1,152	$1,194
Weighted-average yield	—%	2.39%	1.52%	1.58%	1.58%
Other agency obligations
Amortized cost	$79	$525	$80	$10	$694
Fair value	$79	$513	$76	$9	$677
Weighted-average yield	2.08%	3.26%	3.43%	3.07%	3.15%
Non-agency residential MBS
Amortized cost	$—	$—	$—	$550	$550
Fair value	$—	$—	$—	$514	$514
Weighted-average yield	—%	—%	—%	4.33%	4.33%
U.S. Treasuries
Amortized cost	$821	$340	$—	$—	$1,161
Fair value	$811	$338	$—	$—	$1,149
Weighted-average yield	2.67%	4.64%	—%	—%	3.25%
Corporate bonds
Amortized cost	$31	$86	$23	$—	$140
Fair value	$30	$84	$21	$—	$135
Weighted-average yield	4.73%	5.58%	5.02%	—%	5.30%
Other
Amortized cost	$—	$5	$5	$8	$18
Fair value	$—	$5	$4	$9	$18
Weighted-average yield	—%	7.39%	5.22%	8.32%	7.26%
Total available-for-sale securities
Amortized cost	$950	$2,008	$2,637	$4,497	$10,092
Fair value	$939	$1,911	$2,381	$3,967	$9,198
Weighted-average yield	2.70%	2.79%	1.39%	2.14%	2.13%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table details the gross unrealized losses and fair values of securities that were in a loss position at the reporting period end, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
$ in millions	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2023
Agency residential MBS	$18	$—	$4,121	$(451)	$4,139	$(451)
Agency commercial MBS	—	—	1,292	(162)	1,292	(162)
Agency CMOs	—	—	1,194	(213)	1,194	(213)
Other agency obligations	63	—	614	(17)	677	(17)
Non-agency residential MBS	17	—	430	(37)	447	(37)
U.S. Treasuries	245	—	904	(12)	1,149	(12)
Corporate bonds	15	—	81	(5)	96	(5)
Other	8	—	9	—	17	—
Total	$366	$—	$8,645	$(897)	$9,011	$(897)

September 30, 2023
Agency residential MBS	$73	$(3)	$4,119	$(651)	$4,192	$(654)
Agency commercial MBS	3	—	1,250	(211)	1,253	(211)
Agency CMOs	—	—	1,183	(265)	1,183	(265)
Other agency obligations	97	(1)	582	(30)	679	(31)
Non-agency residential MBS	62	(1)	401	(63)	463	(64)
U.S. Treasuries	120	—	995	(21)	1,115	(21)
Corporate bonds	13	—	78	(6)	91	(6)
Other	5	—	9	—	14	—
Total	$373	$(5)	$8,617	$(1,247)	$8,990	$(1,252)

At December 31, 2023, of the 1,066 available-for-sale securities in an unrealized loss position, 36 were in a continuous unrealized loss position for less than 12 months and 1,030 securities were in a continuous unrealized loss position for greater than 12 months.

At December 31, 2023, debt securities we held in excess of ten percent of our equity included those issued by the Federal National Home Mortgage Association and Federal Home Loan Mortgage Corporation with amortized costs of $4.60 billion and $2.77 billion, respectively, and fair values of $4.11 billion and $2.45 billion, respectively.
During the three months ended December 31, 2023 and 2022, there were no sales of available-for-sale securities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 5 – DERIVATIVE ASSETS AND DERIVATIVE LIABILITIES

Our derivative assets and derivative liabilities are recorded at fair value and are included in “Derivative assets” and “Derivative liabilities” on our Condensed Consolidated Statements of Financial Condition. Cash flows related to our derivatives are included within operating activities on the Condensed Consolidated Statements of Cash Flows. The significant accounting policies governing our derivatives, including our methodologies for determining fair value, are described in Note 2 of our 2023 Form 10-K.

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

	December 31, 2023			September 30, 2023
$ in millions	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate (1)	$377	$409	$17,861	$509	$576	$18,270
Foreign exchange	—	7	1,183	4	2	1,191
Other	—	—	1,037	—	—	608
Subtotal	377	416	20,081	513	578	20,069
Derivatives designated as hedging instruments
Interest rate	6	—	1,225	8	—	1,200
Foreign exchange	—	8	1,208	5	—	1,172
Subtotal	6	8	2,433	13	—	2,372
Total gross fair value/notional amount	383	424	$22,514	526	578	$22,441
Offset on the Condensed Consolidated Statements of Financial Condition
Counterparty netting	(57)	(57)		(29)	(29)
Cash collateral netting	(131)	(57)		(232)	(59)
Total amounts offset	(188)	(114)		(261)	(88)
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	$195	$310		$265	$490
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
Financial instruments	(81)	—		(131)	—
Total	$114	$310		$134	$490

(1)Included to-be-announced security contracts that are accounted for as derivatives.

The following table details the losses included in accumulated other comprehensive loss (“AOCI”), net of income taxes, on derivatives designated as hedging instruments. These losses included any amounts reclassified from AOCI to net income during the period. See Note 16 for additional information.

	Three months ended December 31,
$ in millions	2023	2022
Interest rate (cash flow hedges)	$(21)	$(2)
Foreign exchange (net investment hedges)	(22)	(14)
Total losses included in AOCI, net of taxes	$(43)	$(16)

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for each of the three months ended December 31, 2023 and 2022. We expect to reclassify $27 million of interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is four years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table details the gains/(losses) on derivatives not designated as hedging instruments recognized on the Condensed Consolidated Statements of Income and Comprehensive Income. These amounts do not include any offsetting gains/(losses) on the related hedged item.

$ in millions		Three months ended December 31,
	Location of gain/(loss)	2023	2022
Interest rate	Principal transactions/other revenues	$1	$6
Foreign exchange	Other revenues	$(33)	$(30)
Other	Principal transactions	$—	$(1)

Risks associated with our derivatives and related risk mitigation

Credit risk

We are exposed to credit losses primarily in the event of nonperformance by the counterparties to derivatives that are not cleared through a clearing organization. Where we are subject to credit exposure, we perform a credit evaluation of counterparties prior to entering into derivative transactions and we continue to monitor their credit standings on an ongoing basis.  We may require initial margin or collateral from counterparties, generally in the form of cash or marketable securities to support certain of these obligations as established by the credit threshold specified by the agreement and/or as a result of monitoring the credit standing of the counterparties. We also enter into derivatives with clients, typically interest rate derivatives, to which either of our bank subsidiaries have provided loans. Such derivatives are generally collateralized by marketable securities or other assets of the client.

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

Derivatives with credit-risk-related contingent features

Certain of our derivative contracts contain provisions that require our debt to maintain an investment-grade rating from one or more of the major credit rating agencies or contain provisions related to default on certain of our outstanding debt. If our debt were to fall below investment-grade or we were to default on certain of our outstanding debt, the counterparties to the derivative instruments could terminate the derivative and request immediate payment, or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position was $6 million as of December 31, 2023 and $3 million as of September 30, 2023.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 6 – COLLATERALIZED AGREEMENTS AND FINANCINGS

Collateralized agreements are comprised of securities purchased under agreements to resell (“reverse repurchase agreements”) and securities borrowed. Collateralized financings are comprised of securities sold under agreements to repurchase (“repurchase agreements”) and securities loaned. We enter into these transactions in order to facilitate client activities, acquire securities to cover short positions and finance certain firm activities. The significant accounting policies governing our collateralized agreements and financings are described in Note 2 of our 2023 Form 10-K.

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

	Collateralized agreements			Collateralized financings
$ in millions	Reverse repurchase agreements	Securities borrowed	Total	Repurchase agreements	Securities loaned	Total
December 31, 2023
Gross amounts of recognized assets/liabilities	$194	$260	$454	$169	$347	$516
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts included in the Condensed Consolidated Statements of Financial Condition	194	260	454	169	347	516
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(194)	(248)	(442)	(169)	(332)	(501)
Net amounts	$—	$12	$12	$—	$15	$15

September 30, 2023
Gross amounts of recognized assets/liabilities	$187	$231	$418	$157	$180	$337
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts included in the Condensed Consolidated Statements of Financial Condition	187	231	418	157	180	337
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(187)	(224)	(411)	(157)	(173)	(330)
Net amounts	$—	$7	$7	$—	$7	$7

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

$ in millions	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
December 31, 2023
Repurchase agreements:
Government and agency obligations	$107	$—	$—	$—	$107
Agency MBS and agency CMOs	62	—	—	—	62
Total repurchase agreements	169	—	—	—	169
Securities loaned:
Equity securities	347	—	—	—	347
Total collateralized financings	$516	$—	$—	$—	$516

September 30, 2023
Repurchase agreements:
Government and agency obligations	$122	$—	$—	$—	$122
Agency MBS and agency CMOs	35	—	—	—	35
Total repurchase agreements	157	—	—	—	157
Securities loaned:
Equity securities	180	—	—	—	180
Total collateralized financings	$337	$—	$—	$—	$337

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

$ in millions	December 31, 2023	September 30, 2023
Collateral we received that was available to be delivered or repledged	$3,230	$3,267
Collateral that we delivered or repledged	$1,126	$730

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Encumbered assets

We pledge certain of our assets, primarily trading assets, to collateralize repurchase agreements or other secured borrowings, maintain lines of credit, or to satisfy our collateral or settlement requirements with counterparties or clearing organizations who may or may not have the right to deliver or repledge such instruments. We pledge certain of our bank loans and available-for-sale securities with the FHLB as security for both the repayment of certain borrowings and to secure capacity for additional borrowings as needed. We also pledge certain loans and available-for-sale securities with the FRB to be eligible to participate in the Federal Reserve’s discount window program and to participate in certain deposit programs. The FHLB does not have the ability to sell or repledge such securities until they are borrowed against. For additional information regarding our outstanding FHLB advances see Note 13.

The following table presents information about our assets that have been pledged for one of the purposes previously described.

$ in millions	December 31, 2023	September 30, 2023
Had the right to deliver or repledge	$1,046	$1,091
Did not have the right to deliver or repledge	$64	$63

Assets pledged with the FHLB and FRB:
Available-for-sale securities	$3,947	$3,897
Bank loans	10,396	10,166
Total assets pledged with the FHLB and FRB	$14,343	$14,063

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 7 – BANK LOANS, NET

Bank client receivables are comprised of loans originated or purchased by our Bank segment and include securities-based loans (“SBL”), corporate loans (commercial and industrial (“C&I”) loans, commercial real estate (“CRE”) loans, and real estate investment trust (“REIT”) loans), residential mortgage loans, and tax-exempt loans. These receivables are collateralized by first and, to a lesser extent, second mortgages on residential or other real property, other assets of the borrower, a pledge of revenue, securities or are unsecured. We segregate our loan portfolio into six loan portfolio segments: SBL, C&I, CRE, REIT, residential mortgage, and tax-exempt. See Note 2 of our 2023 Form 10-K for a discussion of accounting policies related to bank loans and the allowance for credit losses.

Loan balances in the following tables are presented at amortized cost (outstanding principal balance net of unamortized purchase discounts or premiums, unearned income, deferred origination fees and costs, and charge-offs), except for certain held for sale loans recorded at fair value. Bank loans are presented on our Condensed Consolidated Statements of Financial Condition at amortized cost (or fair value where applicable) less the allowance for credit losses (“ACL”). As it pertains to TriState Capital Bank’s loans acquired as of June 1, 2022, the amortized cost of such purchased loans reflects the fair value of the loans on the acquisition date, and as described further in Note 3 of our 2023 Form 10-K, the purchase discount on such loans is accreted to interest income over the weighted-average life of the underlying loans, which may vary based on prepayments.

The following table presents the balances for held for investment loans by portfolio segment and held for sale loans.

$ in millions	December 31, 2023	September 30, 2023
SBL	$14,647	$14,606
C&I loans	10,503	10,406
CRE loans	7,331	7,221
REIT loans	1,697	1,668
Residential mortgage loans	8,861	8,662
Tax-exempt loans	1,411	1,541
Total loans held for investment	44,450	44,104
Held for sale loans	211	145
Total loans held for sale and investment	44,661	44,249
Allowance for credit losses	(479)	(474)
Bank loans, net (1)	$44,182	$43,775

ACL as a % of total loans held for investment	1.08%	1.07%
Accrued interest receivable on bank loans (included in “Other receivables, net”)	$212	$200

(1)Bank loans, net as of December 31, 2023 and September 30, 2023 are presented net of $37 million and $52 million, respectively, of net unamortized discount, unearned income, and deferred loan fees and costs. The net unamortized discount primarily arose from the acquisition date fair value purchase discount on bank loans acquired in the TriState Capital Holdings, Inc. acquisition. See Note 3 of our 2023 Form 10-K for additional information.

See Note 6 for additional information regarding bank loans pledged with the FHLB and FRB and Note 13 for additional information regarding borrowings from the FHLB.

Held for sale loans

We originated or purchased $441 million and $802 million of loans held for sale during the three months ended December 31, 2023 and 2022, respectively. The majority of these loans were purchases of the guaranteed portions of Small Business Administration (“SBA”) loans that were initially classified as loans held for sale upon purchase and subsequently transferred to trading instruments once they had been securitized into pools. Proceeds from the sales of these loans held for sale and not securitized amounted to $102 million and $198 million during the three months ended December 31, 2023 and 2022, respectively. Net gains resulting from such sales were insignificant for each of the three months ended December 31, 2023 and 2022.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Purchases and sales of loans held for investment

The following table presents purchases and sales of loans held for investment by portfolio segment.

$ in millions	C&I loans	CRE loans	REIT loans	Residential mortgage loans	Total
Three months ended December 31, 2023
Purchases	$206	$—	$—	$45	$251
Sales	$119	$—	$—	$—	$119

Three months ended December 31, 2022
Purchases	$163	$39	$24	$190	$416
Sales	$—	$—	$—	$—	$—

Sales in the preceding table represent the recorded investment (i.e., net of charge-offs and discounts or premiums) of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. As more fully described in Note 2 of our 2023 Form 10-K, corporate loan sales generally occur as part of our credit management activities.

Past due, nonaccrual, and modified loans

The following table presents information on delinquency status of our loans held for investment.

$ in millions	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual with allowance	Nonaccrual with no allowance	Current and accruing	Total loans held for investment
December 31, 2023
SBL	$7	$—	$7	$—	$—	$14,640	$14,647
C&I loans	3	—	3	64	—	10,436	10,503
CRE loans	—	—	—	81	12	7,238	7,331
REIT loans	—	—	—	—	—	1,697	1,697
Residential mortgage loans	5	—	5	—	7	8,849	8,861
Tax-exempt loans	—	—	—	—	—	1,411	1,411
Total loans held for investment	$15	$—	$15	$145	$19	$44,271	$44,450

September 30, 2023
SBL	$9	$—	$9	$—	$—	$14,597	$14,606
C&I loans	—	—	—	69	2	10,335	10,406
CRE loans	—	—	—	35	13	7,173	7,221
REIT loans	—	—	—	—	—	1,668	1,668
Residential mortgage loans	2	—	2	—	9	8,651	8,662
Tax-exempt loans	—	—	—	—	—	1,541	1,541
Total loans held for investment	$11	$—	$11	$104	$24	$43,965	$44,104

The preceding table includes $87 million and $96 million at December 31, 2023 and September 30, 2023, respectively, of nonaccrual loans which were current pursuant to their contractual terms.

In the normal course of business, we may modify the original terms of a loan agreement. In certain circumstances, we may agree to modify the original terms of a loan agreement to a borrower experiencing financial difficulty, which may include a borrower in default, financial distress, bankruptcy or other circumstances. Loan modifications to borrowers experiencing financial difficulty typically involve principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay (i.e., payment deferral greater than six months), or a term extension, or any combination thereof. Modified loans to borrowers experiencing financial difficulty are subject to our nonaccrual policies. Loans to borrowers experiencing financial difficulty which were modified during the three months ended December 31, 2023 were not significant.

Prior to September 30, 2023, loan modifications to borrowers experiencing financial difficulty, to the extent significant, were considered TDRs. On October 1, 2023, we adopted ASU 2022-02, which eliminated the recognition and measurement guidance for TDRs. See Note 2 for additional information about this guidance. As of September 30, 2023, TDRs were $21 million, $3 million, and $10 million for C&I loans, CRE loans and residential first mortgage loans, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Other real estate owned, included in “Other assets” on our Condensed Consolidated Statements of Financial Condition, was insignificant at both December 31, 2023 and September 30, 2023.

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

Loan type ($ in millions)	Nature of collateral	December 31, 2023	September 30, 2023
C&I loans	Commercial real estate and other business assets	$9	$11
CRE loans	Office, multi-family residential, healthcare, and industrial real estate	$146	$47
Residential mortgage loans	Single family homes	$4	$5

CRE collateral dependent loans as of December 31, 2023 included two loans that were placed on nonaccrual status with an associated allowance during the three months ended December 31, 2023. The recorded investments in residential mortgage loans secured by one-to-four family residential properties for which formal foreclosure proceedings were in process were $3 million and $4 million as of December 31, 2023 and September 30, 2023, respectively.

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

	As of and for the three months ended December 31, 2023
	Loans by origination fiscal year
$ in millions	2024	2023	2022	2021	2020	Prior	Revolving loans	Total
SBL
Risk rating:
Pass	$31	$47	$19	$82	$36	$74	$14,339	$14,628
Special mention	—	—	—	—	—	—	—	—
Substandard (1)	19	—	—	—	—	—	—	19
Doubtful	—	—	—	—	—	—	—	—
Total SBL	$50	$47	$19	$82	$36	$74	$14,339	$14,647
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

C&I loans
Risk rating:
Pass	$138	$732	$1,206	$1,067	$877	$3,457	$2,784	$10,261
Special mention	—	—	5	—	68	—	3	76
Substandard	—	—	—	29	62	59	16	166
Doubtful	—	—	—	—	—	—	—	—
Total C&I loans	$138	$732	$1,211	$1,096	$1,007	$3,516	$2,803	$10,503
Gross charge-offs	$—	$—	$—	$1	$—	$5	$—	$6

CRE loans
Risk rating:
Pass	$131	$1,182	$2,317	$1,107	$739	$1,411	$255	$7,142
Special mention	—	6	—	—	14	19	—	39
Substandard	—	—	—	5	32	113	—	150
Doubtful	—	—	—	—	—	—	—	—
Total CRE loans	$131	$1,188	$2,317	$1,112	$785	$1,543	$255	$7,331
Gross charge offs	$—	$—	$—	$—	$—	$2	$—	$2

REIT loans
Risk rating:
Pass	$51	$236	$184	$232	$103	$311	$580	$1,697
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$51	$236	$184	$232	$103	$311	$580	$1,697
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage loans
Risk rating:
Pass	$323	$1,747	$2,857	$1,588	$903	$1,388	$33	$8,839
Special mention	—	—	2	—	—	5	—	7
Substandard	—	—	2	—	—	13	—	15
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$323	$1,747	$2,861	$1,588	$903	$1,406	$33	$8,861
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Tax-exempt loans
Risk rating:
Pass	$—	$57	$270	$160	$54	$870	$—	$1,411
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$—	$57	$270	$160	$54	$870	$—	$1,411
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

(1)As of December 31, 2023, these balances relate to loans which were collateralized by private securities or other financial instruments with a limited trading market.

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

(1)As of September 30, 2023, these balances relate to loans which were collateralized by private securities or other financial instruments with a limited trading market.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

We also monitor the credit quality of the residential mortgage loan portfolio utilizing FICO scores and loan-to-value (“LTV”) ratios. A FICO score measures a borrower’s creditworthiness by considering factors such as payment and credit history. LTV measures the carrying value of the loan as a percentage of the value of the property securing the loan. The following table presents the held for investment residential mortgage loan portfolio by LTV ratio at origination and by FICO score.

	December 31, 2023
	Loans by origination fiscal year
$ in millions	2024	2023	2022	2021	2020	Prior	Revolving loans	Total
FICO score:
Below 600	$—	$4	$11	$3	$3	$16	$—	$37
600 - 699	23	83	102	65	33	80	3	389
700 - 799	240	1,280	1,581	867	525	770	22	5,285
800 +	60	376	1,167	651	341	537	7	3,139
FICO score not available	—	4	—	2	1	3	1	11
Total	$323	$1,747	$2,861	$1,588	$903	$1,406	$33	$8,861

LTV ratio:
Below 80%	$232	$1,230	$2,196	$1,241	$703	$1,073	$32	$6,707
80%+	91	517	665	347	200	333	1	2,154
Total	$323	$1,747	$2,861	$1,588	$903	$1,406	$33	$8,861

	September 30, 2023
	Loans by origination fiscal year
$ in millions	2022	2021	2020	2019	2018	Prior	Revolving loans	Total
FICO score:
Below 600	$7	$1	$3	$2	$3	$55	$—	$71
600 - 699	99	154	106	83	30	79	4	555
700 - 799	1,381	2,327	1,218	666	320	609	20	6,541
800 +	274	407	279	168	77	265	6	1,476
FICO score not available	4	2	3	1	5	3	1	19
Total	$1,765	$2,891	$1,609	$920	$435	$1,011	$31	$8,662

LTV ratio:
Below 80%	$1,244	$2,218	$1,257	$716	$323	$780	$29	$6,567
80%+	521	673	352	204	112	231	2	2,095
Total	$1,765	$2,891	$1,609	$920	$435	$1,011	$31	$8,662

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Allowance for credit losses

The following table presents changes in the allowance for credit losses on held for investment bank loans by portfolio segment.

$ in millions	SBL	C&I loans	CRE loans	REIT loans	Residential mortgage loans	Tax-exempt loans	Total
Three months ended December 31, 2023
Balance at beginning of period	$7	$214	$161	$16	$74	$2	$474
Provision/(benefit) for credit losses	—	3	14	1	(6)	—	12
Net (charge-offs)/recoveries:
Charge-offs	—	(6)	(2)	—	—	—	(8)
Recoveries	—	—	—	—	—	—	—
Net (charge-offs)/recoveries	—	(6)	(2)	—	—	—	(8)
Foreign exchange translation adjustment	—	—	1	—	—	—	1
Balance at end of period	$7	$211	$174	$17	$68	$2	$479
ACL by loan portfolio segment as a % of total ACL	1.5%	44.1%	36.3%	3.5%	14.2%	0.4%	100.0%

Three months ended December 31, 2022
Balance at beginning of period	$3	$226	$87	$21	$57	$2	$396
Provision/(benefit) for credit losses	1	—	2	(6)	17	—	14
Net (charge-offs)/recoveries:
Charge-offs	—	(4)	(1)	—	—	—	(5)
Recoveries	—	—	3	—	—	—	3
Net (charge-offs)/recoveries	—	(4)	2	—	—	—	(2)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of period	$4	$222	$91	$15	$74	$2	$408
ACL by loan portfolio segment as a % of total ACL	1.0%	54.4%	22.3%	3.7%	18.1%	0.5%	100.0%

The allowance for credit losses on held for investment bank loans increased $5 million during the three months ended December 31, 2023 primarily resulting from provisions for credit losses of $12 million, partially offset by net charge-offs of certain loans during the period. The provision for credit losses for the three months ended December 31, 2023 primarily reflected the impacts of specific reserves in our C&I and CRE loan portfolios, loan downgrades, and charge-offs, partially offset by the favorable impact of loan repayments and sales, which had a larger impact on the current quarter expense than provisions on new loans.
The allowance for credit losses on unfunded lending commitments, which is included in “Other payables” on our Condensed Consolidated Statements of Financial Condition, was $20 million and $22 million at December 31, 2023 and September 30, 2023, respectively.

NOTE 8 – LOANS TO FINANCIAL ADVISORS, NET

Loans to financial advisors are primarily comprised of loans originated as a part of our recruiting activities. See Note 2 of our 2023 Form 10-K for a discussion of our accounting policies related to loans to financial advisors and the related allowance for credit losses. The following table presents the balances for our loans to financial advisors and the related accrued interest receivable.

$ in millions	December 31, 2023	September 30, 2023
Affiliated with the firm as of period-end (1)	$1,206	$1,158
No longer affiliated with the firm as of period-end (2)	13	10
Total loans to financial advisors	1,219	1,168
Allowance for credit losses	(35)	(32)
Loans to financial advisors, net	$1,184	$1,136
Accrued interest receivable on loans to financial advisors (included in “Other receivables, net”)	$6	$6
Allowance for credit losses as a percent of total loans to financial advisors	2.87%	2.74%

(1)These loans were predominantly current.
(2)These loans were predominantly past due for a period of 180 days or more.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 9 – VARIABLE INTEREST ENTITIES

A VIE requires consolidation by the entity’s primary beneficiary.  We evaluate all of the entities in which we are involved to determine if the entity is a VIE and if so, whether we hold a variable interest and are the primary beneficiary. Refer to Note 2 of our 2023 Form 10-K for a discussion of our principal involvement with VIEs and the accounting policies regarding determination of whether we are deemed to be the primary beneficiary of VIEs.

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

$ in millions	Aggregate assets	Aggregate liabilities
December 31, 2023
LIHTC funds	$123	$50
Restricted Stock Trust Fund	29	29
Total	$152	$79

September 30, 2023
LIHTC funds	$51	$6
Restricted Stock Trust Fund	20	20
Total	$71	$26

The following table presents information about the carrying value of the assets and liabilities of the VIEs which we consolidate and which are included on our Condensed Consolidated Statements of Financial Condition. Intercompany balances are eliminated in consolidation and are not reflected in the following table.

$ in millions	December 31, 2023	September 30, 2023
Assets:
Cash and cash equivalents and assets segregated for regulatory purposes and restricted cash	$14	$5
Other assets	109	46
Total assets	$123	$51
Liabilities:
Other payables	$30	$—
Total liabilities	$30	$—
Noncontrolling interests	$(9)	$(27)

VIEs where we hold a variable interest but are not the primary beneficiary

As discussed in Note 2 of our 2023 Form 10-K, we have concluded that for certain VIEs we are not the primary beneficiary and therefore do not consolidate these VIEs. Such VIEs primarily include certain LIHTC funds, our interests in certain limited partnerships which are part of our private equity portfolio (“Private Equity Interests”), and other limited partnerships. Our risk of loss for these VIEs is limited to our investments in, advances to, and/or receivables due from these VIEs.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Aggregate assets, liabilities, and risk of loss

The aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary, are provided in the following table.

	December 31, 2023			September 30, 2023
$ in millions	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
LIHTC funds	$8,854	$3,146	$47	$8,451	$2,964	$113
Private Equity Interests	2,709	752	101	2,591	655	101
Other	184	69	3	201	84	3
Total	$11,747	$3,967	$151	$11,243	$3,703	$217

NOTE 10 - OTHER ASSETS

The following table details the components of other assets as of the dates indicated. See Note 2 of our 2023 Form 10-K for a discussion of our accounting polices related to certain of these components.

$ in millions	December 31, 2023	September 30, 2023
Investments in company-owned life insurance policies	$1,228	$1,110
Property and equipment, net	580	561
Lease right-of-use (“ROU”) assets	552	560
Prepaid expenses	257	209
Investments in FHLB and FRB stock	114	114
Client-owned fractional shares	110	98
All other	219	141
Total other assets	$3,060	$2,793

See Note 13 of our 2023 Form 10-K for additional information regarding our property and equipment and Note 11 of this Form 10-Q and Note 14 of our 2023 Form 10-K for additional information regarding our leases.

NOTE 11 – LEASES

The following table presents the balances related to our leases on our Condensed Consolidated Statements of Financial Condition. See Notes 2 and 14 of our 2023 Form 10-K for additional information related to our leases, including a discussion of our accounting policies.

$ in millions	December 31, 2023	September 30, 2023
ROU assets (included in “Other assets”)	$552	$560
Lease liabilities (included in “Other payables”)	$537	$539

Lease liabilities as of December 31, 2023 excluded $42 million of minimum lease payments related to lease arrangements that were legally binding but had not yet commenced. These leases are estimated to commence between dates later in fiscal year 2024 through fiscal year 2025 with lease terms ranging from four to ten years.

Lease expense

The following table details the components of lease expense, which is included in “Occupancy and equipment” expense on our Condensed Consolidated Statements of Income and Comprehensive Income.

	Three months ended December 31,
$ in millions	2023	2022
Lease costs	$35	$31
Variable lease costs	$9	$7

Variable lease costs in the preceding table include payments required under lease arrangements for common area maintenance charges and other variable costs that are not reflected in the measurement of ROU assets and lease liabilities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 12 – BANK DEPOSITS

Bank deposits include money market and savings accounts, interest-bearing demand deposits, which include Negotiable Order of Withdrawal accounts, certificates of deposit, and non-interest-bearing demand deposits held by either of our bank subsidiaries. The following table presents a summary of bank deposits, excluding affiliate deposits, as well as the weighted-average interest rates on such deposits. The calculation of the weighted-average rates was based on the actual deposit balances and rates at each respective period end.

	December 31, 2023		September 30, 2023
$ in millions	Balance	Weighted-average rate	Balance	Weighted-average rate
Money market and savings accounts	$31,315	1.96%	$32,268	1.85%
Interest-bearing demand deposits	20,423	5.02%	18,376	4.98%
Certificates of deposit	2,885	4.63%	2,831	4.41%
Non-interest-bearing demand deposits	770	—	724	—
Total bank deposits	$55,393	3.25%	$54,199	3.06%

Money market and savings accounts in the preceding table included $23.91 billion and $25.36 billion as of December 31, 2023 and September 30, 2023, respectively, of cash balances which were swept to our Bank segment from the client investment accounts maintained at Raymond James & Associates, Inc. (“RJ&A”). Such deposits are held in Federal Deposit Insurance Corporation (“FDIC”)-insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”). Total bank deposits in the preceding table included $14.48 billion and $13.59 billion of deposits as of December 31, 2023 and September 30, 2023, respectively, associated with our Enhanced Savings Program (“ESP”), in which PCG clients deposit cash in a high-yield Raymond James Bank account. Substantially all of the ESP balances are reflected in interest-bearing demand deposits in the preceding table.

The following table details the amount of total bank deposits (which excludes affiliate deposits) that are FDIC-insured, as well as the amount that exceeded the FDIC insurance limit at each respective period.

$ in millions	December 31, 2023	September 30, 2023
FDIC-insured bank deposits	$49,152	$48,344
Bank deposits exceeding FDIC insurance limit (1) (2)	6,241	5,855
Total bank deposits	$55,393	$54,199
FDIC-insured bank deposits as a % of total bank deposits	89%	89%

(1)Bank deposits that exceeded the FDIC insurance limit were calculated in accordance with applicable regulatory reporting requirements.
(2)Excluded affiliate deposits exceeding the FDIC insurance limit of $924 million and $764 million as of December 31, 2023 and September 30, 2023, respectively.

The following table sets forth the amount of certificates of deposit that exceeded the FDIC insurance limit, categorized by the time remaining until maturity, as of December 31, 2023.

$ in millions	December 31, 2023
Three months or less	$74
Over three through six months	37
Over six through twelve months	28
Over twelve months	12
Total certificates of deposit that exceeded the FDIC insurance limit (1)	$151

(1)Total certificates of deposit that exceeded the FDIC insurance limit were calculated in accordance with applicable regulatory reporting requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Interest expense on deposits, excluding interest expense related to affiliate deposits, is summarized in the following table.

	Three months ended December 31,
$ in millions	2023	2022
Money market and savings accounts	$156	$117
Interest-bearing demand deposits	243	47
Certificates of deposit	32	8
Total interest expense on deposits	$431	$172

We use an interest rate swap to manage the risk of increases in interest rates associated with certain money market and savings accounts by converting the balances subject to variable interest rates to a fixed interest rate. See Note 2 of our 2023 Form 10-K for information regarding this interest rate swap, which has been designated and accounted for as a cash flow hedge.

NOTE 13 – OTHER BORROWINGS

The following table details the components of our other borrowings, which are primarily comprised of short-term and long-term FHLB advances and subordinated notes.

	December 31, 2023			September 30, 2023
$ in millions	Weighted-average interest rate	Maturity date	Balance	Weighted-average interest rate	Maturity date	Balance
FHLB advances:
Floating rate - term	5.71%	March 2025 - June 2025	$650	5.62%	December 2023 - March 2025	$850
Fixed rate	4.76%	March 2024 - December 2028	350	5.70%	December 2023	150
Total FHLB advances			1,000			1,000
Subordinated notes - fixed-to-floating (including an unaccreted premium of $1 and $2, respectively)	5.75%	May 2030	99	5.75%	May 2030	100
Total other borrowings			$1,099			$1,100

We use interest rate swaps to manage the risk of increases in interest rates associated with the majority our floating-rate FHLB advances by converting the balances subject to variable interest rates to a fixed interest rate. See Note 2 of our 2023 Form 10-K and Note 5 of this Form 10-Q for information regarding these interest rate swaps, which have been designated and accounted for as cash flow hedges. See Note 6 for additional information regarding bank loans and available-for-sale securities pledged with the FHLB as security for our FHLB borrowings.

Subordinated notes

As of December 31, 2023, we had subordinated notes due May 2030 outstanding, with an aggregate principal amount of $98 million. Our subordinated notes incur interest at a fixed rate of 5.75% until May 2025 and thereafter at a variable interest rate equal to 3-month CME Term Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment of 5.62% per annum. We may redeem these subordinated notes beginning in August 2025 at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to the redemption date.

Credit Facility

RJF and RJ&A are parties to a revolving credit facility agreement (the “Credit Facility”), a committed unsecured line of credit under which either RJ&A or RJF have the ability to borrow. The Credit Facility has a term through April 2028 and provides for maximum borrowings of up to $750 million. The interest rates on borrowings under the Credit Facility are variable and based on SOFR, as adjusted for RJF’s credit rating. There were no borrowings outstanding on the Credit Facility as of December 31, 2023 or September 30, 2023. There is a facility fee associated with the Credit Facility, which also varies with RJF’s credit rating (the “Variable Rate Facility Fee”). Based upon RJF’s credit rating as of December 31, 2023, the Variable Rate Facility Fee, which is applied to the committed amount, was 0.125% per annum.

For further information on our other borrowing arrangements refer to Note 16 of our 2023 Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 14 – INCOME TAXES

The income tax provision for interim periods is comprised of tax on ordinary income provided at the most recent estimated annual effective tax rate, adjusted for the tax effect of discrete items.  We estimate the annual effective tax rate quarterly based on the forecasted pre-tax results of our U.S. and non-U.S. operations. Items unrelated to current year ordinary income are recognized entirely in the period identified as a discrete item of tax.  These discrete items generally relate to changes in tax laws, adjustments to the actual liability determined upon filing tax returns, excess tax benefits related to share-based compensation and adjustments to previously recorded reserves for uncertain tax positions. For discussion of income tax accounting policies and other income tax related information, see Notes 2 and 18 of our 2023 Form 10-K.

Effective tax rate

Our effective income tax rate of 21.0% for the three months ended December 31, 2023 was lower than the 23.7% effective tax rate for our fiscal year 2023. The decrease in the effective income tax rate was primarily due to a larger tax benefit recognized during the current quarter related to share-based compensation that vested during the period, compared to that for the fiscal year 2023. Additionally, our effective income tax rate for the fiscal year 2023 reflected the adverse impact of nondeductible fines and penalties that did not recur during the current quarter.

Uncertain tax positions

Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is reasonably possible that our uncertain tax position liability balance may decrease within the next 12 months by up to $6 million due to expiration of statutes of limitations of federal and state tax returns.

NOTE 15 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Underwriting commitments

In the normal course of business, we enter into commitments for debt and equity underwritings. As of December 31, 2023, we had no such open underwriting commitments.

Lending commitments and other credit-related financial instruments

We have outstanding, at any time, a significant number of commitments to extend credit and other credit-related off-balance-sheet financial instruments, such as standby letters of credit and loan purchases, which extend over varying periods of time. These arrangements are subject to strict underwriting assessments and each client’s credit worthiness is evaluated on a case-by-case basis. Fixed-rate commitments are subject to market risk resulting from fluctuations in interest rates and our exposure is limited to the replacement value of those commitments.

The following table presents our commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding at our Bank segment.

$ in millions	December 31, 2023	September 30, 2023
SBL and other consumer lines of credit	$39,731	$38,791
Commercial lines of credit	$4,144	$4,131
Unfunded lending commitments	$869	$936
Standby letters of credit	$112	$123

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

Because many of our lending commitments expire without being funded in whole or in part, the contractual amounts are not estimates of our actual future credit exposure or future liquidity requirements. The allowance for credit losses calculated under the CECL model provides for potential losses related to the unfunded lending commitments. See Note 2 of our 2023 Form 10-K and Note 7 of this Form 10-Q for additional information regarding this allowance for credit losses related to unfunded lending commitments.

RJ&A enters into margin lending arrangements which allow clients to borrow against the value of qualifying securities. Margin loans are collateralized by the securities held in the client’s account at RJ&A. Collateral levels and established credit terms are monitored daily and we require clients to deposit additional collateral or reduce balances as necessary.

We offer loans to prospective financial advisors for recruiting and retention purposes (see Note 2 of our 2023 Form 10-K and Note 8 of this Form 10-Q for additional information regarding our loans to financial advisors). These offers are contingent upon certain events occurring, including the individuals joining us and meeting certain other conditions outlined in their offer. We had no such unfunded commitments for loans to financial advisors who have met such conditions as of December 31, 2023.

Investment commitments

We had unfunded commitments to various investments, primarily held by Raymond James Bank and TriState Capital Bank, of $63 million as of December 31, 2023.

Other commitments

Raymond James Affordable Housing Investments, Inc. (“RJAHI”) sells investments in project partnerships to various LIHTC funds, which have third-party investors, and for which RJAHI serves as the managing member or general partner. RJAHI typically sells investments in project partnerships to LIHTC funds within 90 days of their acquisition. Until such investments are sold to LIHTC funds, RJAHI is responsible for funding investment commitments to such partnerships. As of December 31, 2023, RJAHI had committed approximately $248 million to project partnerships that had not yet been sold to LIHTC funds. Because we expect to sell these project partnerships to LIHTC funds and the equity funding events arise over future periods, the contractual commitments are not expected to materially impact our future liquidity requirements. RJAHI may also make short-term loans or advances to project partnerships and LIHTC funds.

For information regarding our lease commitments see Note 11 of this Form 10-Q and for information on the maturities of our lease liabilities see Note 14 of our 2023 Form 10-K.

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

RJF and certain of its subsidiaries are subject to regular reviews and inspections by regulatory authorities and self-regulatory organizations. Reviews can result in the imposition of sanctions for regulatory violations, ranging from non-monetary censures to fines and, in serious cases, temporary or permanent suspension from conducting business, or limitations on certain business activities. In addition, regulatory agencies and self-regulatory organizations institute investigations from time to time, among other things, into industry practices, which can also result in the imposition of such sanctions. For example, the firm has cooperated with the SEC in connection with an investigation of the firm’s investment advisory business’ compliance with records preservation requirements relating to business communications sent over electronic messaging channels that have not been approved by the firm. The SEC is reportedly conducting similar investigations of record preservation practices at other

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

financial institutions. As of December 31, 2023, we continue to maintain an accrual related to this SEC investigation in our condensed consolidated financial statements in accordance with our contingent liabilities accounting policy. Refer to Note 2 of our 2023 Form 10-K for a discussion of our criteria for recognizing liabilities for contingencies.

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

There are certain matters for which we are unable to estimate the upper end of the range of reasonably possible loss. With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss as of December 31, 2023, we estimated the upper end of the range of reasonably possible aggregate loss to be approximately $35 million in excess of the aggregate accruals for such matters.  Refer to Note 2 of our 2023 Form 10-K for a discussion of our criteria for recognizing liabilities for contingencies.

NOTE 16 – SHAREHOLDERS’ EQUITY

Preferred stock

The following table details the shares outstanding, carrying value, and aggregate liquidation preference of our preferred stock. For further details regarding our preferred stock see Note 20 of our 2023 Form 10-K.

$ in millions	December 31, 2023	September 30, 2023
6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”):
Shares outstanding	80,500	80,500
Carrying value	$79	$79
Aggregate liquidation preference	$81	$81

The following table details dividends declared and dividends paid on our 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”) and Series B Preferred Stock for the three months ended December 31, 2023 and 2022. We redeemed all outstanding shares of our Series A Preferred Stock on April 3, 2023.

	Dividends declared		Dividends paid
$ in millions, except per share amounts	Total dividends	Per preferred share amount	Total dividends	Per preferred share amount
Three months ended December 31, 2023
Series B Preferred Stock	$1	$15.94	$1	$15.94

Three months ended December 31, 2022
Series A Preferred Stock	$1	$16.88	$1	$16.88
Series B Preferred Stock	1	$15.94	1	$15.94
Total	$2		$2

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Common equity

The following table presents the changes in our common shares outstanding for the three months ended December 31, 2023 and 2022.

	Three months ended December 31,
Shares in millions	2023	2022
Balance beginning of period	208.8	215.1
Repurchases of common stock	(1.4)	(1.3)
Issuances due to vesting of RSUs and exercise of stock options, net of forfeitures	1.3	1.2
Balance end of period	208.7	215.0

We issue shares from time to time during the year to satisfy obligations under certain of our share-based compensation programs, some of which may be reissued out of treasury shares. See Note 19 of this Form 10-Q and Note 23 of our 2023 Form 10-K for additional information on these programs.

Share repurchases

We repurchase shares of our common stock from time to time for a number of reasons, including to offset dilution, which could arise from share issuances resulting from share-based compensation programs or acquisitions. In November 2023, our Board of Directors authorized common stock repurchases of up to $1.5 billion, which replaced the previous authorization. Our share repurchases are effected primarily through regular open-market purchases, typically under a SEC Rule 10b-18 plan, the amounts and timing of which are determined primarily by our current and projected capital position, applicable legal and regulatory constraints, general market conditions and the price and trading volumes of our common stock. During the three months ended December 31, 2023, we repurchased 1.41 million shares of our common stock for $150 million at an average price of $106.51 per share. As of December 31, 2023, $1.39 billion remained available under the Board of Directors’ common stock repurchase authorization.

Common stock dividends

Dividends per common share declared and paid are detailed in the following table for each respective period.

	Three months ended December 31,
	2023	2022
Dividends per common share - declared	$0.45	$0.42
Dividends per common share - paid	$0.42	$0.34

Our dividend payout ratio is detailed in the following table for each respective period and is computed by dividing dividends declared per common share by earnings per diluted common share.

	Three months ended December 31,
	2023	2022
Dividend payout ratio	19.4%	18.3%

We expect to continue paying cash dividends; however, the payment and rate of dividends on our common stock are subject to several factors including our operating results, financial and regulatory requirements or restrictions, and the availability of funds from our subsidiaries, including our broker-dealer and bank subsidiaries, which may also be subject to restrictions under regulatory capital rules. The availability of funds from subsidiaries may also be subject to restrictions contained in loan covenants of certain broker-dealer loan agreements and restrictions by bank regulators on dividends to the parent from our bank subsidiaries. See Note 20 of this Form 10-Q for additional information on our regulatory capital requirements.

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

$ in millions	Net investment hedges	Currency translations	Subtotal: net investment hedges and currency translations	Available- for-sale securities	Cash flow hedges	Total
Three months ended December 31, 2023
AOCI as of beginning of period	$143	$(216)	$(73)	$(942)	$44	$(971)
OCI:
OCI before reclassifications and taxes	(29)	51	22	358	(18)	362
Amounts reclassified from AOCI, before tax	—	—	—	—	(10)	(10)
Pre-tax net OCI	(29)	51	22	358	(28)	352
Income tax effect	7	—	7	(88)	7	(74)
OCI for the period, net of tax	(22)	51	29	270	(21)	278
AOCI as of end of period	$121	$(165)	$(44)	$(672)	$23	$(693)

Three months ended December 31, 2022
AOCI as of beginning of period	$153	$(276)	$(123)	$(902)	$43	$(982)
OCI:
OCI before reclassifications and taxes	(19)	60	41	85	2	128
Amounts reclassified from AOCI, before tax	—	—	—	—	(5)	(5)
Pre-tax net OCI	(19)	60	41	85	(3)	123
Income tax effect	5	—	5	(38)	1	(32)
OCI for the period, net of tax	(14)	60	46	47	(2)	91
AOCI as of end of period	$139	$(216)	$(77)	$(855)	$41	$(891)

Reclassifications from AOCI to net income, excluding taxes, for the three months ended December 31, 2023 and 2022 were recorded in “Interest expense” on the Condensed Consolidated Statements of Income and Comprehensive Income.

Our net investment hedges and cash flow hedges relate to derivatives associated with our Bank segment. For further information about our significant accounting policies related to derivatives, see Note 2 of our 2023 Form 10-K. In addition, see Note 5 of this Form 10-Q for additional information on these derivatives.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 17 – REVENUES

The following tables present our sources of revenues by segment. For further information about our significant accounting policies related to revenue recognition see Note 2 of our 2023 Form 10-K. See Note 26 of our 2023 Form 10-K and Note 22 of this Form 10-Q for additional information on our segments.

	Three months ended December 31, 2023
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,191	$—	$224	$—	$(8)	$1,407
Brokerage revenues:
Securities commissions:
Mutual and other fund products	136	2	2	—	(3)	137
Insurance and annuity products	125	—	—	—	—	125
Equities, exchange-traded funds (“ETFs”) and fixed income products	89	33	—	—	(1)	121
Subtotal securities commissions	350	35	2	—	(4)	383
Principal transactions (1)	32	105	—	2	—	139
Total brokerage revenues	382	140	2	2	(4)	522
Account and service fees:
Mutual fund and annuity service fees	106	—	1	—	(1)	106
RJBDP fees	375	1	—	—	(224)	152
Client account and other fees	65	2	5	—	(11)	61
Total account and service fees	546	3	6	—	(236)	319
Investment banking:
Merger & acquisition and advisory	—	118	—	—	—	118
Equity underwriting	11	26	—	—	—	37
Debt underwriting	—	26	—	—	—	26
Total investment banking	11	170	—	—	—	181
Other:
Affordable housing investments business revenues	—	23	—	—	—	23
All other (1)	4	1	—	13	(3)	15
Total other	4	24	—	13	(3)	38
Total non-interest revenues	2,134	337	232	15	(251)	2,467
Interest income (1)	118	23	3	872	37	1,053
Total revenues	2,252	360	235	887	(214)	3,520
Interest expense	(26)	(22)	—	(446)	(13)	(507)
Net revenues	$2,226	$338	$235	$441	$(227)	$3,013

(1)These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

	Three months ended December 31, 2022
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,053	$1	$197	$—	$(9)	$1,242
Brokerage revenues:
Securities commissions:
Mutual and other fund products	128	1	1	—	—	130
Insurance and annuity products	104	—	—	—	—	104
Equities, ETFs and fixed income products	85	33	—	—	—	118
Subtotal securities commissions	317	34	1	—	—	352
Principal transactions (1)	28	100	—	4	—	132
Total brokerage revenues	345	134	1	4	—	484
Account and service fees:
Mutual fund and annuity service fees	98	—	—	—	—	98
RJBDP fees	405	1	—	—	(269)	137
Client account and other fees	60	2	5	—	(13)	54
Total account and service fees	563	3	5	—	(282)	289
Investment banking:
Merger & acquisition and advisory	—	102	—	—	—	102
Equity underwriting	9	15	—	—	(1)	23
Debt underwriting	—	16	—	—	—	16
Total investment banking	9	133	—	—	(1)	141
Other:
Affordable housing investments business revenues	—	24	—	—	—	24
All other (1)	6	—	2	13	(1)	20
Total other	6	24	2	13	(1)	44
Total non-interest revenues	1,976	295	205	17	(293)	2,200
Interest income (1)	109	23	2	676	17	827
Total revenues	2,085	318	207	693	(276)	3,027
Interest expense	(22)	(23)	—	(185)	(11)	(241)
Net revenues	$2,063	$295	$207	$508	$(287)	$2,786

(1)These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

At December 31, 2023 and September 30, 2023, net receivables related to contracts with customers were $481 million and $519 million, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 18 – INTEREST INCOME AND INTEREST EXPENSE

The following table details the components of interest income and interest expense.

	Three months ended December 31,
$ in millions	2023	2022
Interest income:
Cash and cash equivalents	$132	$55
Assets segregated for regulatory purposes and restricted cash	47	50
Trading assets — debt securities	15	14
Available-for-sale securities	56	53
Brokerage client receivables	45	41
Bank loans, net	734	599
All other	24	15
Total interest income	$1,053	$827
Interest expense:
Bank deposits	$431	$172
Trading liabilities — debt securities	11	10
Brokerage client payables	20	17
Other borrowings	8	9
Senior notes payable	23	23
All other	14	10
Total interest expense	$507	$241
Net interest income	$546	$586
Bank loan provision for credit losses	(12)	(14)
Net interest income after bank loan provision for credit losses	$534	$572

Interest expense related to bank deposits in the preceding table excludes interest expense associated with affiliate deposits, which has been eliminated in consolidation.

NOTE 19 – SHARE-BASED COMPENSATION

We have one share-based compensation plan, the Raymond James Financial, Inc. Amended and Restated 2012 Stock Incentive Plan (“the Plan”), for our employees, Board of Directors, and independent contractor financial advisors. We may utilize treasury shares for grants under the Plan, though we are also permitted to issue new shares. Our share-based compensation awards are primarily issued during the first quarter of each fiscal year. Our share-based compensation accounting policies are described in Note 2 of our 2023 Form 10-K.  Other information related to our share-based awards is presented in Note 23 of our 2023 Form 10-K.

Restricted stock units

During the three months ended December 31, 2023, we granted approximately 1.7 million RSUs with a weighted-average grant-date fair value of $106.68, compared with approximately 1.9 million RSUs granted during the three months ended December 31, 2022, with a weighted-average grant-date fair value of $117.66. For the three months ended December 31, 2023, total share-based compensation amortization related to RSUs was $87 million, compared with $76 million for the three months ended December 31, 2022.

As of December 31, 2023, there were $425 million of total pre-tax compensation costs not yet recognized (net of estimated forfeitures) related to RSUs, including those granted during the three months ended December 31, 2023. These costs are expected to be recognized over a weighted-average period of three years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Restricted stock awards

Restricted stock awards (“RSAs”) were issued as a component of our total purchase consideration for TriState Capital on June 1, 2022, in accordance with the terms of the acquisition. See Note 23 of our 2023 Form 10-K for further discussion of these awards. For the three months ended December 31, 2023 total share-based compensation amortization related to these RSAs was $2 million, compared with $3 million for the three months ended December 31, 2022. As of December 31, 2023, there were $10 million of total pre-tax compensation costs not yet recognized for these RSAs. These costs are expected to be recognized over a weighted-average period of two years.

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

Under these rules, minimum requirements are established for both the quantity and quality of capital held by banking organizations. RJF, Raymond James Bank, and TriState Capital Bank are required to maintain minimum leverage ratios (defined as tier 1 capital divided by adjusted average assets), as well as minimum ratios of tier 1 capital, common equity tier 1 (“CET1”), and total capital to risk-weighted assets. These capital ratios incorporate quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under the regulatory capital rules and are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. We calculate these ratios in order to assess compliance with both regulatory requirements and internal capital policies. In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. As of December 31, 2023, capital levels at RJF, Raymond James Bank, and TriState Capital Bank exceeded the capital conservation buffer requirement and each entity was categorized as “well-capitalized.”

For further discussion of regulatory capital requirements applicable to certain of our businesses and subsidiaries, see Note 24 of our 2023 Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

To meet requirements for capital adequacy or to be categorized as “well-capitalized,” RJF must maintain minimum Tier 1 leverage, Tier 1 capital, CET1, and Total capital amounts and ratios as set forth in the following table.

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJF as of December 31, 2023:
Tier 1 leverage	$9,646	12.1%	$3,185	4.0%	$3,981	5.0%
Tier 1 capital	$9,646	21.6%	$2,676	6.0%	$3,568	8.0%
CET1	$9,570	21.5%	$2,007	4.5%	$2,899	6.5%
Total capital	$10,271	23.0%	$3,568	8.0%	$4,461	10.0%

RJF as of September 30, 2023:
Tier 1 leverage	$9,321	11.9%	$3,123	4.0%	$3,904	5.0%
Tier 1 capital	$9,321	21.4%	$2,613	6.0%	$3,484	8.0%
CET1	$9,245	21.2%	$1,960	4.5%	$2,831	6.5%
Total capital	$9,934	22.8%	$3,484	8.0%	$4,355	10.0%

As of December 31, 2023, RJF’s regulatory capital increase compared with September 30, 2023 was driven by an increase in equity due to positive earnings, partially offset by share repurchases and dividends. RJF’s Tier 1 capital and Total capital ratios increased compared with September 30, 2023 resulting from the increase in regulatory capital, partially offset by an increase in risk-weighted assets. The increase in risk-weighted assets was primarily driven by an increase in our bank loan portfolio and company-owned life insurance policies. RJF’s Tier 1 leverage ratio at December 31, 2023 increased compared to September 30, 2023 due to the increase in regulatory capital, which was partially offset by higher average assets, primarily driven by an increase in cash and our bank loan portfolio.

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

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
Raymond James Bank as of December 31, 2023:
Tier 1 leverage	$3,375	7.9%	$1,702	4.0%	$2,127	5.0%
Tier 1 capital	$3,375	13.9%	$1,457	6.0%	$1,942	8.0%
CET1	$3,375	13.9%	$1,093	4.5%	$1,578	6.5%
Total capital	$3,681	15.2%	$1,942	8.0%	$2,428	10.0%

Raymond James Bank as of September 30, 2023:
Tier 1 leverage	$3,355	7.8%	$1,710	4.0%	$2,137	5.0%
Tier 1 capital	$3,355	13.7%	$1,465	6.0%	$1,954	8.0%
CET1	$3,355	13.7%	$1,099	4.5%	$1,587	6.5%
Total capital	$3,662	15.0%	$1,954	8.0%	$2,442	10.0%

TriState Capital Bank as of December 31, 2023:
Tier 1 leverage	$1,358	7.1%	$764	4.0%	$956	5.0%
Tier 1 capital	$1,358	15.2%	$536	6.0%	$715	8.0%
CET1	$1,358	15.2%	$402	4.5%	$581	6.5%
Total capital	$1,403	15.7%	$715	8.0%	$894	10.0%

TriState Capital Bank as of September 30, 2023:
Tier 1 leverage	$1,290	7.2%	$721	4.0%	$902	5.0%
Tier 1 capital	$1,290	14.8%	$524	6.0%	$699	8.0%
CET1	$1,290	14.8%	$393	4.5%	$568	6.5%
Total capital	$1,333	15.3%	$699	8.0%	$874	10.0%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

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

$ in millions	December 31, 2023	September 30, 2023
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	38.5%	43.3%
Net capital	$988	$1,035
Less: required net capital	(51)	(48)
Excess net capital	$937	$987

As of December 31, 2023, all of our other active regulated domestic and international subsidiaries were in compliance with and exceeded all applicable capital requirements.

NOTE 21 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share.

	Three months ended December 31,
in millions, except per share amounts	2023	2022
Income for basic earnings per common share:
Net income available to common shareholders	$497	$507
Less allocation of earnings and dividends to participating securities	(1)	(1)
Net income available to common shareholders after participating securities	$496	$506
Income for diluted earnings per common share:
Net income available to common shareholders	$497	$507
Less allocation of earnings and dividends to participating securities	(1)	(1)
Net income available to common shareholders after participating securities	$496	$506
Common shares:
Average common shares in basic computation	208.6	214.7
Dilutive effect of outstanding stock options and certain RSUs	5.2	5.7
Average common and common equivalent shares used in diluted computation	213.8	220.4
Earnings per common share:
Basic	$2.38	$2.36
Diluted	$2.32	$2.30
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	1.2	1.2

The allocation of earnings and dividends to participating securities in the preceding table represents dividends paid during the period to participating securities, consisting of RSAs and certain RSUs, plus an allocation of undistributed earnings to such participating securities. Participating securities and related dividends paid on these participating securities were insignificant for each of the three months ended December 31, 2023 and 2022.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 22 – SEGMENT INFORMATION

We currently operate through the following five segments: PCG; Capital Markets; Asset Management; Bank; and Other.

The segments are determined based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources. For a further discussion of our segments, see Note 26 of our 2023 Form 10-K.

The following table presents information concerning operations in these segments.

	Three months ended December 31,
$ in millions	2023	2022
Net revenues:
Private Client Group	$2,226	$2,063
Capital Markets	338	295
Asset Management	235	207
Bank	441	508
Other	26	9
Intersegment eliminations	(253)	(296)
Total net revenues	$3,013	$2,786
Pre-tax income/(loss):
Private Client Group	$439	$434
Capital Markets	3	(16)
Asset Management	93	80
Bank	92	136
Other	3	18
Total pre-tax income	$630	$652

No individual client accounted for more than ten percent of revenues in any of the periods presented.

The following table presents our net interest income on a segment basis.

	Three months ended December 31,
$ in millions	2023	2022
Net interest income:
Private Client Group	$92	$87
Capital Markets	1	—
Asset Management	3	2
Bank	426	491
Other	24	6
Net interest income	$546	$586

The following table presents our total assets on a segment basis.

$ in millions	December 31, 2023	September 30, 2023
Total assets:
Private Client Group	$12,744	$12,375
Capital Markets	2,732	3,087
Asset Management	569	567
Bank	61,517	60,041
Other	2,568	2,290
Total	$80,130	$78,360

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table presents goodwill, which was included in our total assets, on a segment basis.

$ in millions	December 31, 2023	September 30, 2023
Goodwill:
Private Client Group	$571	$564
Capital Markets	275	275
Asset Management	69	69
Bank	529	529
Total	$1,444	$1,437
We have operations in the U.S., Canada, and Europe. The vast majority of our long-lived assets are located in the U.S.  The following table presents our net revenues and pre-tax income/(loss) classified by major geographic area in which they were earned.

	Three months ended December 31,
$ in millions	2023	2022
Net revenues:
U.S.	$2,761	$2,540
Canada	139	134
Europe	113	112
Total	$3,013	$2,786
Pre-tax income/(loss):
U.S.	$605	$609
Canada	27	31
Europe	(2)	12
Total	$630	$652
The following table presents our total assets by major geographic area in which they were held.

$ in millions	December 31, 2023	September 30, 2023
Total assets:
U.S.	$74,319	$72,506
Canada	3,382	3,404
Europe	2,429	2,450
Total	$80,130	$78,360
The following table presents goodwill, which was included in our total assets, classified by major geographic area in which it was held.

$ in millions	December 31, 2023	September 30, 2023
Goodwill:
U.S.	$1,250	$1,250
Canada	25	25
Europe	169	162
Total	$1,444	$1,437

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

FACTORS AFFECTING “FORWARD-LOOKING STATEMENTS”

Certain statements made in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning future strategic objectives, business prospects, anticipated savings, financial results (including expenses, earnings, liquidity, cash flow and capital expenditures), industry or market conditions (including changes in interest rates and inflation), demand for and pricing of our products (including cash sweep and deposit offerings), acquisitions, anticipated results of litigation, regulatory developments, and general economic conditions. In addition, words such as “believes,” “expects,” “anticipates,” “estimates,” “projects,” and future or conditional verbs such as “may,” “will,” “could,” “should,” and “would,” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. Forward-looking statements are not guarantees, and they involve risks, uncertainties and assumptions. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from those expressed in the forward-looking statements. We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in our filings with the Securities and Exchange Commission (the “SEC”) from time to time, including our most recent Annual Report on Form 10-K, and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, which are available at www.raymondjames.com and the SEC’s website at www.sec.gov. We expressly disclaim any obligation to update any forward-looking statement in the event it later turns out to be inaccurate, whether as a result of new information, future events, or otherwise.

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

EXECUTIVE OVERVIEW

Quarter ended December 31, 2023 compared with the quarter ended December 31, 2022

For our fiscal first quarter of 2024, we generated net revenues of $3.01 billion, an increase of 8% compared with the prior-year quarter, while pre-tax income of $630 million decreased $22 million, or 3%. Our net income available to common shareholders of $497 million decreased 2%, and our earnings per diluted share were $2.32, reflecting an increase of 1%. Our annualized return on common equity (“ROCE”) for the quarter was 19.1%, compared with 21.3% for the prior-year quarter, and our annualized return on tangible common equity (“ROTCE”) was 23.0%(1), compared with 26.2%(1) for the prior-year quarter. Excluding the impact of $23 million of expenses related to acquisitions completed in prior years, such as compensation related to retention awards and amortization of identifiable intangible assets, our adjusted net income available to common shareholders was $514 million(1) for the three months ended December 31, 2023, an increase of $9 million, or 2%, compared with adjusted net income available to common shareholders for the prior-year quarter which, in addition to acquisition-related expenses, excluded the impact of a $32 million favorable insurance settlement received in the prior-year quarter related to a previously-settled legal matter, which did not recur. Our adjusted earnings per diluted share were $2.40(1), an increase of 5% compared with the prior-year quarter. Adjusted annualized ROCE for the quarter was 19.7%(1) and adjusted annualized ROTCE was 23.8%(1) compared with adjusted annualized ROCE of 21.2%(1) and adjusted annualized ROTCE of 26.1%(1) for the prior-year quarter.

(1)ROTCE, adjusted net income available to common shareholders, adjusted earnings per diluted share, adjusted annualized ROCE, and adjusted annualized ROTCE are non-GAAP financial measures. Please see the “Reconciliation of non-GAAP financial measures to GAAP financial measures” in this MD&A for a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures, and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

The increase in net revenues compared with the prior-year quarter was primarily due to higher asset management and related administrative fees, largely the result of higher PCG client assets in fee-based accounts at the beginning of the current quarter compared with the prior-year quarter. Investment banking revenues increased compared with the prior-year quarter but continued to be impacted by market uncertainty, which negatively impacted industry-wide investment banking activity. Brokerage revenues also increased compared with the prior-year quarter largely due to an increase in client activity in the PCG segment. Offsetting these increases was a decrease in combined net interest income and RJBDP fees of $25 million, or 3%, as the benefits of higher short-term interest rates on net interest income and RJBDP fees from third-party banks and of higher average interest-earning assets were more than offset by a significant increase in interest expense, primarily resulting from a shift in the mix of deposit balances at our Bank segment, as lower-cost RJBDP balances declined compared with the prior-year quarter, while balances in the higher-cost ESP, which was launched to PCG clients in March 2023, continued to increase.

Compensation, commissions and benefits expense increased 11%, primarily due to an increase in compensable revenues, as well as an increase in compensation costs both to support our growth and annual cost increases, including salaries. Our compensation ratio, or the ratio of compensation, commissions and benefits expense to net revenues, was 63.8%, compared with 62.3% for the prior-year quarter. Excluding acquisition-related compensation expenses, our adjusted compensation ratio was 63.4%(1), compared with 61.7%(1) for the prior-year quarter. The increase in the compensation ratio primarily resulted from changes in our revenue mix due to increases in compensable revenues compared with the prior-year quarter, as well as a decrease in combined net interest income and RJBDP fees from third-party banks, which have little associated direct compensation.

Non-compensation expenses increased $64 million, or 16%, largely due to the favorable impact of a $32 million insurance settlement received in the prior-year quarter related to a previously settled litigation matter, the impact of a FDIC special assessment of $9 million, as well as higher communications and information processing expenses, primarily resulting from continued investments in technology to support our growth.

Our effective income tax rate was 21.0% for our fiscal first quarter of 2024, a slight decrease compared with the 21.9% effective income tax rate for the prior-year quarter.

As of December 31, 2023, our Tier 1 leverage ratio of 12.1% and Total capital ratio of 23.0% were both significantly higher than the regulatory requirement to be considered well-capitalized. We also continue to have substantial liquidity with $2.1 billion(2) of cash at the parent as of December 31, 2023. We believe our capital and funding position provides us the opportunity to manage our balance sheet prudently and to continue to be opportunistic and invest in growth. During the three months ended December 31, 2023, we repurchased 1.41 million shares of our common stock for $150 million at an average price of $106.51 per share under the Board of Directors’ common stock repurchase authorization. After the effect of those repurchases, $1.39 billion remained under such authorization. We currently expect to continue to repurchase our common stock in our fiscal second quarter of 2024 to offset the remaining impact of shares issued with the acquisition of TriState Capital in fiscal 2022 and to offset dilution from share-based compensation; however, we will continue to monitor market conditions and other capital needs as we consider these repurchases.

As we look ahead to our fiscal second quarter of 2024, we believe we are well-positioned for long-term growth, with our strong capital position and total client assets under administration of $1.37 trillion. We expect our fiscal second quarter of 2024 results to be favorably impacted by higher asset management and related administrative fees, which will benefit from the 9% sequential increase in both PCG fee-based assets and financial assets under management as of December 31, 2023. In addition, our financial advisor recruiting activity remains robust, including a strong recruiting pipeline. However, absent a change to interest rates from December 31, 2023 levels, we expect our combined net interest income and RJBDP fees from third-party banks to further decline an estimated 5% in total in our fiscal second quarter compared with our fiscal first quarter of 2024 due to lower net interest income in our Bank segment reflecting the impact from higher-cost diversified funding sources, including our ESP which was launched to PCG clients in March 2023. While we have a healthy investment banking pipeline and we believe the environment for M&A and advisory activity is improving, the pace and timing of transactions are heavily influenced by market conditions, and we expect investment banking activity to continue to be negatively impacted by market uncertainty during our fiscal second quarter of 2024 but start to improve later in our fiscal 2024. We expect to continue to experience headwinds for brokerage revenues due to flat or declining cash balances at many of our depository institution clients. In addition, although we have proactively taken steps to manage our credit risk in our loan portfolio, future economic deterioration or changes in our macroeconomic outlook could result in increased bank loan provisions for credit losses in future periods.

(1)Adjusted compensation ratio is a non-GAAP financial measure. Please see the “Reconciliation of non-GAAP financial measures to GAAP financial measures” in this MD&A for a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure, and for other important disclosures.
(2)For additional information, please see the “Liquidity and capital resources - Sources of liquidity” section in this MD&A.

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

	Three months ended December 31,
$ in millions, except per share amounts	2023	2022
Net income available to common shareholders	$497	$507
Non-GAAP adjustments:
Expenses related to acquisitions:
Compensation, commissions and benefits — Acquisition-related retention	11	18
Professional fees	1	—
Other — Amortization of identifiable intangible assets	11	11
Total expenses related to acquisitions	23	29
Other — Insurance settlement received	—	(32)
Pre-tax impact of non-GAAP adjustments	23	(3)
Tax effect of non-GAAP adjustments	(6)	1
Total non-GAAP adjustments, net of tax	17	(2)
Adjusted net income available to common shareholders	$514	$505

Pre-tax income	$630	$652
Pre-tax impact of non-GAAP adjustments (as detailed above)	23	(3)
Adjusted pre-tax income	$653	$649

Compensation, commissions and benefits expense	$1,921	$1,736
Less: Acquisition-related retention (as detailed above)	11	18
Adjusted “Compensation, commissions and benefits” expense	$1,910	$1,718

Total compensation ratio	63.8%	62.3%
Less the impact of non-GAAP adjustments on compensation ratio:
Acquisition-related retention	0.4%	0.6%
Adjusted total compensation ratio	63.4%	61.7%

Diluted earnings per common share	$2.32	$2.30
Impact of non-GAAP adjustments on diluted earnings per common share:
Expenses related to acquisitions:
Compensation, commissions and benefits — Acquisition-related retention	0.05	0.08
Professional fees	0.01	—
Other — Amortization of identifiable intangible assets	0.05	0.06
Total expenses related to acquisitions	0.11	0.14
Other — Insurance settlement received	—	(0.15)
Tax effect of non-GAAP adjustments	(0.03)	—
Total non-GAAP adjustments, net of tax	0.08	(0.01)
Adjusted diluted earnings per common share	$2.40	$2.29

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Return on common equity	Three months ended December 31,
$ in millions	2023	2022
Average common equity	$10,423	$9,537
Impact of non-GAAP adjustments on average common equity:
Expenses related to acquisitions:
Compensation, commissions and benefits — Acquisition-related retention	6	9
Professional fees	—	—
Other — Amortization of identifiable intangible assets	6	5
Total expenses related to acquisitions	12	14
Other — Insurance settlement received	—	(16)
Tax effect of non-GAAP adjustments	(3)	1
Total non-GAAP adjustments, net of tax	9	(1)
Adjusted average common equity	$10,432	$9,536

Average common equity	$10,423	$9,537
Less:
Average goodwill and identifiable intangible assets, net	1,908	1,935
Average deferred tax liabilities related to goodwill and identifiable intangible assets, net	(132)	(128)
Average tangible common equity	$8,647	$7,730
Impact of non-GAAP adjustments on average tangible common equity:
Expenses related to acquisitions:
Compensation, commissions and benefits — Acquisition-related retention	6	9
Professional fees	—	—
Other — Amortization of identifiable intangible assets	6	5
Total expenses related to acquisitions	12	14
Other — Insurance settlement received	—	(16)
Tax effect of non-GAAP adjustments	(3)	1
Total non-GAAP adjustments, net of tax	9	(1)
Adjusted average tangible common equity	$8,656	$7,729

Return on common equity	19.1%	21.3%
Adjusted return on common equity	19.7%	21.2%
Return on tangible common equity	23.0%	26.2%
Adjusted return on tangible common equity	23.8%	26.1%

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

NET INTEREST ANALYSIS

Largely in response to inflationary pressures since the beginning of fiscal year 2022, the Fed rapidly and consistently increased its benchmark short-term interest rates commencing in March 2022 and continuing throughout our fiscal 2023. Since the beginning of our fiscal 2023, the Fed has increased the Fed funds target rate from a September 30, 2022 range of 2.25% to 2.50% to a December 31, 2023 range of 5.25% to 5.50%. While the Fed has left its benchmark rate unchanged in its most recent meetings, it has indicated that it intends to closely monitor market conditions to determine whether it will continue to hold rates steady or initiate rate cuts in our fiscal 2024. The following table details the Fed’s short-term interest rate activity since the beginning of our fiscal 2023.

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

Given the relationship between our interest-sensitive assets and liabilities (primarily held in our PCG, Bank, and Other segments) and the nature of fees we earn from third-party banks on client cash balances swept to such banks as part of the RJBDP (included in account and service fees), our financial results are sensitive to changes in interest rates. Increases in short-term interest rates generally result in an increase in our net earnings, although the magnitude of the impact to our net interest margin depends on the yields on interest-earning assets relative to the cost of interest-bearing liabilities, including deposit rates paid to clients on their cash balances. Our domestic client cash sweep balances continue to represent a relatively low-cost funding source, while other deposit products utilized as part of our strategy to diversify our funding sources, such as our ESP introduced to our clients in fiscal 2023, have a higher relative cost than other alternatives.

Combined net interest income and RJBDP fees from third-party banks of $698 million for three months ended December 31, 2023 was $25 million, or 3%, lower compared with the prior-year quarter. The benefits from increases in short-term interest rates throughout our fiscal 2023 and higher interest-earning asset balances compared with the prior-year quarter were more than offset by a significant increase in interest expense, primarily resulting from a shift in the mix of deposit balances in our Bank segment, as lower-cost RJBDP balances declined compared with the prior-year quarter and a significant portion was replaced with higher-cost ESP balances. However, growth in the ESP allowed us to deploy remaining RJBDP balances to third-party banks, which coupled with higher rates earned on such balances resulted in an increase in RJBDP fees from such banks compared with the prior-year quarter.

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

Quarter ended December 31, 2023 compared with the quarter ended December 31, 2022

	Three months ended December 31,
	2023			2022
$ in millions	Average daily balance	Interest	Annualized average rate	Average daily balance	Interest	Annualized average rate
Interest-earning assets:
Bank segment:
Cash and cash equivalents	$5,760	$79	5.41%	$2,325	$22	3.72%
Available-for-sale securities	10,333	56	2.16%	11,050	53	1.92%
Loans held for sale and investment: (1) (2)
Loans held for investment:
SBL	14,587	266	7.16%	15,038	226	5.87%
C&I loans	10,472	203	7.60%	11,176	172	6.01%
CRE loans	7,245	141	7.61%	6,798	107	6.18%
REIT loans	1,694	34	7.76%	1,628	24	5.87%
Residential mortgage loans	8,799	77	3.48%	7,626	57	2.99%
Tax-exempt loans (3)	1,481	10	3.27%	1,594	10	3.06%
Loans held for sale	140	3	8.86%	189	3	5.39%
Total loans held for sale and investment	44,418	734	6.51%	44,049	599	5.35%
All other interest-earning assets	237	3	5.98%	143	2	5.29%
Interest-earning assets — Bank segment	$60,748	$872	5.66%	$57,567	$676	4.63%
All other segments:
Cash and cash equivalents	$3,469	$53	6.07%	$3,436	$33	3.78%
Assets segregated for regulatory purposes and restricted cash	3,623	47	5.13%	6,237	50	3.17%
Trading assets — debt securities	1,100	15	5.57%	1,080	14	5.10%
Brokerage client receivables	2,138	45	8.39%	2,398	41	6.70%
All other interest-earning assets	1,936	21	3.92%	2,001	13	2.58%
Interest-earning assets — all other segments	$12,266	$181	5.81%	$15,152	$151	3.93%
Total interest-earning assets	$73,014	$1,053	5.69%	$72,719	$827	4.48%
Interest-bearing liabilities:
Bank segment:
Bank deposits:
Money market and savings accounts	$32,001	$160	1.99%	$45,165	$123	1.08%
Interest-bearing demand deposits	19,565	244	4.97%	5,149	45	3.42%
Certificates of deposit	2,757	32	4.56%	1,225	8	2.48%
Total bank deposits (4)	54,323	436	3.19%	51,539	176	1.35%
FHLB advances and all other interest-bearing liabilities	1,231	10	3.03%	1,397	9	2.61%
Interest-bearing liabilities — Bank segment	$55,554	$446	3.19%	$52,936	$185	1.38%
All other segments:
Trading liabilities — debt securities	$756	$11	5.66%	$778	$10	5.07%
Brokerage client payables	4,668	20	1.72%	7,749	17	0.87%
Senior notes payable	2,039	23	4.51%	2,038	23	4.52%
All other interest-bearing liabilities (4)	980	7	2.96%	585	6	2.61%
Interest-bearing liabilities — all other segments	$8,443	$61	2.89%	$11,150	$56	1.92%
Total interest-bearing liabilities	$63,997	$507	3.15%	$64,086	$241	1.47%
Firmwide net interest income		$546			$586
Net interest margin (net yield on interest-earning assets)
Bank segment			2.74%			3.36%
Firmwide			2.97%			3.19%
(1)Loans are presented net of unamortized purchase discounts or premiums, unearned income, deferred origination fees and costs, and charge-offs.
(2)Nonaccrual loans are included in the average loan balances. Any payments received for corporate nonaccrual loans are applied entirely to principal. Interest income on residential mortgage nonaccrual loans is recognized on a cash basis.
(3)The average rate on tax-exempt loans in the preceding table is presented on a taxable-equivalent basis utilizing the applicable federal statutory rates for each of the periods presented.
(4)The average balance, interest expense, and average rate for “Total bank deposits” included amounts associated with affiliate deposits. Such amounts are eliminated in consolidation and are offset in “All other interest-bearing liabilities” under “All other segments”.

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

	Three months ended December 31,
	2023 compared to 2022
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest-earning assets:	Interest income
Bank segment:
Cash and cash equivalents	$43	$14	$57
Available-for-sale securities	(4)	7	3
Loans held for sale and investment:
Loans held for investment:
SBL	(6)	46	40
C&I loans	(11)	42	31
CRE loans	9	25	34
REIT loans	1	9	10
Residential mortgage loans	10	10	20
Tax-exempt loans	(1)	1	—
Loans held for sale	(2)	2	—
Total loans held for sale and investment	—	135	135
All other interest-earning assets	1	—	1
Interest-earning assets — Bank segment	$40	$156	$196
All other segments:
Cash and cash equivalents	$—	$20	$20
Assets segregated for regulatory purposes and restricted cash	(34)	31	(3)
Trading assets — debt securities	—	1	1
Brokerage client receivables	(5)	9	4
All other interest-earning assets	—	8	8
Interest-earning assets — all other segments	$(39)	$69	$30
Total interest-earning assets	$1	$225	$226

Interest-bearing liabilities:	Interest expense
Bank segment:
Bank deposits:
Money market and savings accounts	$(52)	$89	$37
Interest-bearing demand deposits	171	28	199
Certificates of deposit	14	10	24
Total bank deposits	133	127	260
FHLB advances and all other interest-bearing liabilities	(1)	2	1
Interest-bearing liabilities — Bank segment	$132	$129	$261
All other segments:
Trading liabilities — debt securities	$—	$1	$1
Brokerage client payables	(12)	15	3
Senior notes payable	—	—	—
All other interest-bearing liabilities	1	—	1
Interest-bearing liabilities — all other segments	$(11)	$16	$5
Total interest-bearing liabilities	$121	$145	$266
Change in firmwide net interest income	$(120)	$80	$(40)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

RESULTS OF OPERATIONS – PRIVATE CLIENT GROUP

For an overview of our PCG segment operations, as well as a description of the key factors impacting our PCG results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2023	2022	% change
Revenues:
Asset management and related administrative fees	$1,191	$1,053	13%
Brokerage revenues:
Mutual and other fund products	136	128	6%
Insurance and annuity products	125	104	20%
Equities, ETFs and fixed income products	121	113	7%
Total brokerage revenues	382	345	11%
Account and service fees:
Mutual fund and annuity service fees	106	98	8%
RJBDP fees:
Bank segment	223	268	(17)%
Third-party banks	152	137	11%
Client account and other fees	65	60	8%
Total account and service fees	546	563	(3)%
Investment banking	11	9	22%
Interest income	118	109	8%
All other	4	6	(33)%
Total revenues	2,252	2,085	8%
Interest expense	(26)	(22)	18%
Net revenues	2,226	2,063	8%
Non-interest expenses:
Financial advisor compensation and benefits	1,190	1,075	11%
Administrative compensation and benefits	379	342	11%
Total compensation, commissions and benefits	1,569	1,417	11%
Non-compensation expenses:
Communications and information processing	93	89	4%
Occupancy and equipment	55	51	8%
Business development	40	37	8%
Professional fees	14	13	8%
All other	16	22	(27)%
Total non-compensation expenses	218	212	3%
Total non-interest expenses	1,787	1,629	10%
Pre-tax income	$439	$434	1%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Selected key metrics

PCG client asset balances

	As of
$ in billions	December 31, 2023	September 30, 2023	December 31, 2022	September 30, 2022
Assets under administration (“AUA”)	$1,310.5	$1,201.2	$1,114.3	$1,039.0
Registered Investment Advisor (“RIA”) & Custody Services (“RCS”) AUA (1)	$146.9	$133.3	$115.6	$108.5
Assets in fee-based accounts (2)	$746.6	$683.2	$633.1	$586.0
RCS assets in fee-based accounts (1)	$122.8	$111.7	$96.6	$89.9
Percent of AUA in fee-based accounts	57.0%	56.9%	56.8%	56.4%

(1)Represents assets associated with firms affiliated with us through our RCS division, which are included in AUA and assets in fee-based accounts. Based on the nature of the services provided to such firms, revenues related to these assets are included in “Account and service fees.”
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

PCG net new assets

	Three months ended December 31,
$ in millions	2023	2022
Domestic Private Client Group net new assets (1)	$21,575	$23,226
Domestic Private Client Group net new assets growth - annualized (2)	7.8%	9.8%

(1)Domestic Private Client Group net new assets represents domestic Private Client Group client inflows, including dividends and interest, less domestic Private Client Group client outflows, including commissions, advisory fees and other fees.
(2)The Domestic Private Client Group net new asset growth - annualized percentage is based on the beginning Domestic Private Client Group AUA balance for the indicated period.

PCG AUA and PCG assets in fee-based accounts as of December 31, 2023 each increased 9% compared with September 30, 2023, due to market appreciation and strong net inflows of client assets during the quarter, primarily due to the favorable impact of our recruiting. PCG assets in fee-based accounts continued to be a significant percentage of overall PCG AUA due to many clients’ preference for fee-based alternatives versus transaction-based accounts and, as a result, a significant portion of our PCG revenues is more directly impacted by market movements.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Financial advisors

	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Employees	3,718	3,693	3,654	3,628	3,631
Independent contractors	4,992	5,019	5,050	5,098	5,068
Total advisors	8,710	8,712	8,704	8,726	8,699
The number of financial advisors as of December 31, 2023 decreased slightly compared with September 30, 2023, as planned retirements drove a small net decrease in advisor count, net of new recruits and trainees that were moved into production roles. Planned retirements, where assets are generally retained at the firm pursuant to advisor succession plans, are seasonally higher in the fiscal first quarter. We have and may continue to experience transfers to our RCS division in fiscal 2024; however, consistent with our experience in fiscal 2023, we would not expect these financial advisor transfers to significantly impact our results of operations. Advisors in our RCS division are not included in our financial advisor metric although their client assets are included in PCG AUA.

Clients’ domestic cash sweep balances and ESP balances

	As of
$ in millions	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
RJBDP:
Bank segment	$23,912	$25,355	$27,915	$37,682	$39,098
Third-party banks	17,820	15,858	16,923	9,408	18,231
Subtotal RJBDP	41,732	41,213	44,838	47,090	57,329
Client Interest Program (“CIP”)	1,765	1,620	1,915	2,385	3,053
Total clients’ domestic cash sweep balances	43,497	42,833	46,753	49,475	60,382
ESP (1)	14,476	13,592	11,225	2,746	—
Total clients’ domestic cash sweep and ESP balances	$57,973	$56,425	$57,978	$52,221	$60,382

(1)In March 2023, we launched our ESP, in which Private Client Group clients may deposit cash in a high-yield Raymond James Bank account. These balances are reflected in Bank deposits on our Condensed Consolidated Statements of Financial Condition.

	Three months ended December 31,
	2023	2022
Average yield on RJBDP - third-party banks	3.66%	2.72%

A significant portion of our domestic clients’ cash is included in the RJBDP, a multi-bank sweep program in which clients’ cash deposits in their accounts are swept into interest-bearing deposit accounts at either of our bank subsidiaries, which are included in our Bank segment, or various third-party banks. Balances swept to third-party banks are not reflected on our Condensed Consolidated Statements of Financial Condition. Our PCG segment earns servicing fees for the administrative services we provide related to our clients’ deposits that are swept to such banks as part of the RJBDP. These servicing fees are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates and the interest paid to clients on balances in the RJBDP. Under our intersegment policies, the PCG segment receives the greater of a base servicing fee or a net yield equivalent to the average yield that the firm would otherwise receive from third-party banks in the RJBDP. In the current interest-rate environment, the PCG segment revenues reflect RJBDP fee revenues derived from the yield from third-party banks in the program and the Bank segment RJBDP servicing costs reflect such market rate for the deposits. The fees that the PCG segment earns from the Bank segment, as well as the servicing costs incurred on the deposits in the Bank segment, are eliminated in consolidation.

The “Average yield on RJBDP - third-party banks” in the preceding table is computed by dividing annualized RJBDP fees from third-party banks, which are net of the interest expense paid to clients by the third-party banks, by the average daily RJBDP balance at third-party banks. The average yield on RJBDP - third-party banks increased from the prior-year quarter, largely as a result of the significant increases in the Fed’s short-term benchmark interest rate.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Total clients’ domestic cash sweep and ESP balances increased 3% compared with September 30, 2023, due to growth in both the ESP as well as client cash sweep balances. PCG segment results can be impacted by not only changes in the level of client cash balances, but also by the allocation of client cash balances between the RJBDP, the CIP, and the ESP, as the PCG segment may earn different amounts from each of these client cash destinations, depending on multiple factors. For example, continued growth in the ESP, which was launched to PCG clients in March 2023, has allowed us to sweep more RJBDP balances to third-party banks and reduce the amount of RJBDP balances held in our Bank segment.

Quarter ended December 31, 2023 compared with the quarter ended December 31, 2022

Net revenues of $2.23 billion increased 8% and pre-tax income of $439 million increased 1%.

Asset management and related administrative fees increased $138 million, or 13%, primarily due to higher assets in fee-based accounts at the beginning of the current quarter compared with the prior-year quarter resulting from growth as a result of advisor recruiting as well as market appreciation.

Brokerage revenues increased $37 million, or 11%, primarily due to higher client activity in the current quarter, particularly in fixed annuities.

Account and service fees decreased $17 million, or 3%, primarily due to a decrease in RJBDP fees resulting from lower client cash sweep balances. RJBDP fees paid to PCG from our Bank segment decreased due to a decline in balances allocated to our Bank segment partially offset by an increase in short-term interest rates, while RJBDP fees from third-party banks increased slightly resulting from the aforementioned increase in short-term interest rates, partially offset by a decrease in RJBDP balances. Partially offsetting the decline in total RJBDP fees, mutual fund service fees increased, primarily from higher average mutual fund assets.

Net interest income increased $5 million, or 6%, primarily due to the significant increase in short-term interest rates applicable to our cash, segregated cash, and client margin account balances.

Compensation-related expenses increased $152 million, or 11%, primarily due to higher commission expense resulting from higher compensable revenues, including asset management and related administrative fees and brokerage revenues, as well as an increase in compensation costs both to support our growth and annual cost increases, including salaries.

Non-compensation expenses increased $6 million, or 3%, due to higher communications and information processing expenses, occupancy expenses, and business development expenses, partially offset by the impact of lower provisions for legal and regulatory matters.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

RESULTS OF OPERATIONS – CAPITAL MARKETS

For an overview of our Capital Markets segment operations, as well as a description of the key factors impacting our Capital Markets results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2023	2022	% change
Revenues:
Brokerage revenues:
Fixed income	$102	$100	2%
Equity	38	34	12%
Total brokerage revenues	140	134	4%
Investment banking:
Merger & acquisition and advisory	118	102	16%
Equity underwriting	26	15	73%
Debt underwriting	26	16	63%
Total investment banking	170	133	28%
Interest income	23	23	—%
Affordable housing investments business revenues	23	24	(4)%
All other	4	4	—%
Total revenues	360	318	13%
Interest expense	(22)	(23)	(4)%
Net revenues	338	295	15%
Non-interest expenses:
Compensation, commissions and benefits	238	213	12%
Non-compensation expenses:
Communications and information processing	27	24	13%
Occupancy and equipment	11	10	10%
Business development	16	15	7%
Professional fees	14	13	8%
All other	29	36	(19)%
Total non-compensation expenses	97	98	(1)%
Total non-interest expenses	335	311	8%
Pre-tax income/(loss)	$3	$(16)	NM

Quarter ended December 31, 2023 compared with the quarter ended December 31, 2022

Net revenues of $338 million increased 15% and the pre-tax income was $3 million, a $19 million increase over the pre-tax loss of $16 million in the prior-year quarter.

Investment banking revenues increased $37 million, or 28%, compared with the prior-year quarter. Market conditions improved compared with the prior-year quarter; however, market uncertainty continued to negatively impact industry-wide investment banking activity.

Compensation-related expenses increased $25 million, or 12%, primarily due to the increase in revenues, as well as an increase in compensation costs both to support our growth and annual cost increases, including salaries.

Non-compensation expenses decreased $1 million, or 1%.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

RESULTS OF OPERATIONS – ASSET MANAGEMENT

For an overview of our Asset Management segment operations as well as a description of the key factors impacting our Asset Management results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2023	2022	% change
Revenues:
Asset management and related administrative fees:
Managed programs	$150	$134	12%
Administration and other	74	63	17%
Total asset management and related administrative fees	224	197	14%
Account and service fees	6	5	20%
All other	5	5	—%
Net revenues	235	207	14%
Non-interest expenses:
Compensation, commissions and benefits	53	47	13%
Non-compensation expenses:
Communications and information processing	15	14	7%
Investment sub-advisory fees	39	34	15%
All other	35	32	9%
Total non-compensation expenses	89	80	11%
Total non-interest expenses	142	127	12%
Pre-tax income	$93	$80	16%

Selected key metrics

Managed programs

Management fees recorded in our Asset Management segment are generally calculated as a percentage of the value of our fee-billable financial assets under management (“AUM”). These AUM include the portion of fee-based AUA in our PCG segment that is invested in programs overseen by our Asset Management segment (included in the “AMS” line of the following table), as well as retail accounts managed on behalf of third-party institutions, institutional accounts and proprietary mutual funds that we manage (collectively included in the Raymond James Investment Management (“RJIM”) line of the following table).

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

Revenues earned by RJIM for retail accounts managed on behalf of third-party institutions, institutional accounts and our proprietary mutual funds are recorded entirely in the Asset Management segment. Our AUM in RJIM are impacted by market and investment performance and net inflows or outflows of assets.

Fees for our managed programs are generally collected quarterly. Approximately 70% of these fees are based on balances as of the beginning of the quarter (primarily in AMS), approximately 15% are based on balances as of the end of the quarter, and approximately 15% are based on average daily balances throughout the quarter.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Financial assets under management

$ in billions	December 31, 2023	September 30, 2023	December 31, 2022	September 30, 2022
AMS (1)	$154.2	$139.2	$129.5	$119.8
RJIM	73.3	68.7	67.4	64.2
Subtotal financial assets under management	227.5	207.9	196.9	184.0
Less: Assets managed for affiliated entities (2)	(12.5)	(11.5)	(11.0)	(10.2)
Total financial assets under management	$215.0	$196.4	$185.9	$173.8

(1)Represents the portion of our PCG segment fee-based AUA (as disclosed in “Assets in fee-based accounts” in the “Selected key metrics - PCG client asset balances” section of our “Management’s Discussion and Analysis - Results of Operations - Private Client Group”) that is invested in managed programs overseen by the Asset Management segment.
(2)Represents the portion of the AMS AUM that is managed by RJIM and, as a result, are included in both AMS and RJIM in the preceding table. This amount is removed in the calculation of “Total financial assets under management.”

Activity (including activity in assets managed for affiliated entities)

	Three months ended December 31,
$ in billions	2023	2022
Financial assets under management at beginning of period	$207.9	$184.0
RJIM - net inflows/(outflows)	(0.9)	0.5
AMS - net inflows	1.7	1.0
Net market appreciation in asset values	18.8	11.4
Financial assets under management at end of period	$227.5	$196.9

AMS

See “Management’s Discussion and Analysis - Results of Operations - Private Client Group” for further information about our retail client assets, including those fee-based assets invested in programs managed by AMS.

RJIM

Assets managed by RJIM include assets managed by our subsidiaries: Eagle Asset Management, Scout Investments, Reams Asset Management (a division of Scout Investments), ClariVest Asset Management, Cougar Global Investments, and Chartwell Investment Partners (“Chartwell”). The following table presents RJIM’s AUM by objective, excluding assets for which it does not exercise discretion, as well as the approximate average client fee rate earned on such assets.

	As of December 31, 2023
$ in billions	AUM	Average fee rate
Equity	$24.1	0.56%
Fixed income	40.7	0.20%
Balanced	8.5	0.33%
Total financial assets under management	$73.3	0.33%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Non-discretionary asset-based programs

The following table includes assets held in certain non-discretionary asset-based programs for which the Asset Management segment does not exercise discretion but provides other services such as administrative support (including for affiliated entities) and investment advice. The vast majority of these assets are also included in our PCG segment fee-based AUA (as disclosed in “Assets in fee-based accounts” in the “Selected key metrics - PCG client asset balances” section of our “Management’s Discussion and Analysis - Results of Operations - Private Client Group”).

$ in billions	December 31, 2023	September 30, 2023	December 31, 2022	September 30, 2022
Total assets	$431.4	$391.1	$355.6	$329.2

The increase in these assets as of December 31, 2023 compared with September 30, 2023 was primarily due to market appreciation, successful financial advisor recruiting and retention, and the continued trend of clients moving to fee-based accounts from transaction-based accounts. Administrative fees associated with these programs are predominantly based on balances at the beginning of the quarter.

Raymond James Trust

The following table includes assets held in asset-based programs in Raymond James Trust, N.A. (including those managed for affiliated entities).

$ in billions	December 31, 2023	September 30, 2023	December 31, 2022	September 30, 2022
Total assets	$9.4	$8.5	$7.8	$7.3

Fees earned on trust services are primarily reported within “Asset management and related administrative fees” on the Condensed Consolidated Statements of Income and Comprehensive Income.

Quarter ended December 31, 2023 compared with the quarter ended December 31, 2022

Net revenues of $235 million increased 14% and pre-tax income of $93 million increased 16%.

Asset management and related administrative fees increased $27 million, or 14%, driven by higher beginning balances of assets in non-discretionary asset-based programs and financial assets under management at AMS, as well as higher average financial assets under management at RJIM, in each case primarily due to market-driven appreciation in asset values.

Compensation expenses increased $6 million, or 13%, including an increase in compensation costs both to support our growth and annual cost increases, including salaries. Non-compensation expenses increased $9 million, or 11%, largely due to higher investment sub-advisory fees, resulting from the increase in the beginning balance of assets under management in sub-advised programs.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

RESULTS OF OPERATIONS – BANK

For an overview of our Bank segment operations, as well as a description of the key factors impacting our Bank segment results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2023	2022	% change
Revenues:
Interest income	$872	$676	29%
Interest expense	(446)	(185)	141%
Net interest income	426	491	(13)%
All other	15	17	(12)%
Net revenues	441	508	(13)%
Non-interest expenses:
Compensation and benefits	43	40	8%
Non-compensation expenses:
Bank loan provision for credit losses	12	14	(14)%
RJBDP fees to PCG	223	268	(17)%
All other	71	50	42%
Total non-compensation expenses	306	332	(8)%
Total non-interest expenses	349	372	(6)%
Pre-tax income	$92	$136	(32)%

Quarter ended December 31, 2023 compared with the quarter ended December 31, 2022

Net revenues of $441 million decreased 13%, while pre-tax income of $92 million decreased 32%.

Net interest income decreased $65 million, or 13%, primarily due to increased interest expense resulting from a higher-cost mix of deposits, as balances from the ESP, which launched in March 2023, replaced a portion of lower-cost RJBDP cash sweep balances. The increase in interest expense was partially offset by an increase in interest income due to higher short-term interest rates and higher average interest-earning asset balances during the current quarter. The net interest margin decreased to 2.74% from 3.36% for the prior-year quarter.

The bank loan provision for credit losses was $12 million for the current quarter, compared with $14 million for the prior-year quarter. The bank loan provision for credit losses for the current quarter primarily reflected the impacts of specific reserves in our C&I and CRE portfolios, loan downgrades, and charge-offs, partially offset by the favorable impact of loan repayments and sales, which had a larger impact on the current quarter expense than provisions on new loans. The provision for credit losses for the prior-year quarter primarily reflected the impact of a weaker macroeconomic outlook at that time, primarily on the residential mortgage portfolio, and the impact of loan growth during the quarter.
Compensation expenses increased $3 million, or 8%, primarily due to increased compensation costs both to support growth and annual cost increases, including salaries.

Non-compensation expenses, excluding the bank loan provision for credit losses, decreased $24 million, or 8%, primarily due to a decrease in RJBDP fees paid to PCG resulting from the aforementioned decline in RJBDP balances swept to the Bank segment, partially offset by an increase in rates for such balances. These Bank segment fees and the related revenues earned by the PCG segment are eliminated in consolidation (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Private Client Group” for further information about these servicing fees). Offsetting this decline was an increase in expenses related to deposits, including a special assessment enacted during the quarter by the FDIC to recover losses to its Deposit Insurance Fund, as well as expenses related to the ESP and certificates of deposit issuances during the quarter. The impact of the special assessment was $9 million of incremental expense for the three months ended December 31, 2023.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

RESULTS OF OPERATIONS – OTHER

This segment includes interest income on certain corporate cash balances, our private equity investments, which predominantly consist of investments in third-party funds, certain other corporate investing activity, and certain corporate overhead costs of RJF that are not allocated to other segments, including the interest costs on our public debt, certain provisions for legal and regulatory matters, and certain acquisition-related expenses. For an overview of our Other segment operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2023	2022	% change
Revenues:
Interest income	$49	$30	63%
All other	2	3	(33)%
Total revenues	51	33	55%
Interest expense	(25)	(24)	4%
Net revenues	26	9	189%
Non-interest expenses:
Compensation and benefits	17	18	(6)%
Insurance settlement received	—	(32)	100%
All other	6	5	20%
Total non-interest expenses	23	(9)	NM
Pre-tax income	$3	$18	(83)%

Quarter ended December 31, 2023 compared with the quarter ended December 31, 2022

Pre-tax income was $3 million, a decrease of 83% compared with pre-tax income of $18 million for the prior-year quarter.

Net revenues increased $17 million primarily due to an increase in interest income earned as a result of higher short-term interest rates applicable to our corporate cash balances.

Non-interest expenses increased $32 million, primarily due to a $32 million insurance settlement received during the prior-year quarter related to a previously settled legal matter, which did not recur in the current-year quarter.

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

Total assets of $80.13 billion as of December 31, 2023 were $1.77 billion, or 2%, greater than our total assets as of September 30, 2023. Cash and cash equivalents increased $893 million primarily driven by an increase in cash held at our bank subsidiaries, largely resulting from an increase in bank deposits during the period. Assets segregated for regulatory purposes and restricted cash increased $496 million, primarily due to an increase in client cash balances in our broker-dealer subsidiaries, which resulted in an increase in brokerage client payables and a corresponding increase in segregated assets. Bank loans, net increased $407 million primarily related to increases in corporate and residential mortgage loans.

As of December 31, 2023, our total liabilities of $69.35 billion were $1.18 billion, or 2%, greater than our total liabilities as of September 30, 2023. Bank deposits increased $1.19 billion, primarily driven by an increase in ESP balances. Brokerage client payables increased $346 million, primarily related to the aforementioned increase in client cash balances in our broker-dealer subsidiaries as of December 31, 2023. These increases were partially offset by a decrease in accrued compensation, commissions, and benefits of $418 million due to the payment of prior-year bonuses during the quarter.

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

Liquidity and capital resources are provided primarily through our business operations and financing activities.  Our business operations generate substantially all of their own liquidity and funding needs. We have a contingency funding plan which would guide our actions if one or more of our businesses were to experience disruptions from normal funding and liquidity sources. These actions include reallocating client cash balances in the RJBDP from third-party banks to our bank subsidiaries thereby bringing those deposits onto our Consolidated Statements of Financial Condition, increasing our FHLB borrowings at our bank subsidiaries, accessing committed and uncommitted lines of credit at the parent or certain operating subsidiaries, accessing capital markets or, in certain circumstances, accessing certain borrowings from the Federal Reserve. We also have the ability to create additional sources of funding by developing new products to meet the financial needs of our clients, such as the ESP deposit offering launched to PCG clients in fiscal 2023. With each of our deposit offerings, we work to obtain sufficient liquidity to support our business operations while also maintaining a high level of FDIC insurance coverage for our clients.

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

Liquidity and capital management

Senior management establishes our liquidity and capital management frameworks. Our liquidity and capital management frameworks are overseen by our Asset and Liability Committee, a senior management committee that develops and executes strategies and policies to manage our liquidity risk and interest rate risk, as well as provides oversight over the firm’s investments. Our liquidity management framework is designed to ensure we have a sufficient amount of funding, even when funding markets experience stress. We manage the maturities and diversity of our funding across products and seek to maintain a diversified funding profile with an appropriate tenor, taking into consideration the characteristics and liquidity profile of our assets (e.g., the maturities of our available-for-sale securities portfolio). The liquidity management framework includes senior management’s review of short- and long-term cash flow forecasts, review of necessary expenditures, monitoring of the availability of alternative sources of financing, and daily monitoring of liquidity in our significant subsidiaries. Our decisions on the allocation of resources to our business units consider, among other factors, projected profitability, cash flow, risk, future liquidity needs, and required capital levels. Our treasury department assists in evaluating, monitoring and controlling the impact that our business activities have on our financial condition and liquidity, and also maintains our relationships with various lenders. The objective of our liquidity management framework is to support the successful execution of our business strategies while ensuring ongoing and sufficient funding and liquidity.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

The following table presents the components of RJF’s regulatory capital used to calculate the aforementioned regulatory capital ratios.

$ in millions	December 31, 2023	September 30, 2023
Common equity tier 1 capital/Tier 1 capital
Common stock and related additional paid-in capital	$3,160	$3,145
Retained earnings	10,609	10,213
Treasury stock	(2,365)	(2,252)
Accumulated other comprehensive loss	(693)	(971)
Less: Goodwill and identifiable intangible assets, net of related deferred tax liabilities	(1,776)	(1,776)
Other adjustments	635	886
Common equity tier 1 capital	9,570	9,245
Preferred stock	79	79
Less: Tier 1 capital deductions	(3)	(3)
Tier 1 capital	9,646	9,321
Tier 2 capital
Qualifying subordinated debt	99	100
Qualifying allowances for credit losses	526	513
Tier 2 capital	625	613
Total capital	$10,271	$9,934

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

The following table presents RJF’s risk-weighted assets by exposure type used to calculate the aforementioned regulatory capital ratios.

$ in millions	December 31, 2023	September 30, 2023
On-balance sheet assets:
Corporate exposures	$19,435	$19,262
Exposures to sovereign and government-sponsored entities (1)	1,794	1,844
Exposures to depository institutions, foreign banks, and credit unions	1,949	1,878
Exposures to public-sector entities	630	698
Residential mortgage exposures	4,476	4,377
Statutory multi-family mortgage exposures	121	118
High volatility commercial real estate exposures	146	141
Past due loans	201	203
Equity exposures	534	538
Securitization exposures	144	134
Other assets	9,356	8,665
Off-balance sheet:
Standby letters of credit	76	91
Commitments with original maturity of one year or less	157	131
Commitments with original maturity greater than one year	2,402	2,396
Over-the-counter derivatives	320	311
Other off-balance sheet items	310	275
Market risk-weighted assets	2,554	2,485
Total standardized risk-weighted assets	$44,605	$43,547

(1)Exposure is predominantly to the U.S. government and its agencies.

Cash flows

Cash and cash equivalents (excluding amounts segregated for regulatory purposes and restricted cash) of $10.21 billion at December 31, 2023 increased $893 million compared with September 30, 2023. The increase in cash and cash equivalents primarily resulted from an increase in bank deposits and net income earned during the period. These increases were partially offset by payments of prior-year bonuses, purchases of bank loans, common stock repurchases and dividends paid on our common and preferred stock during the three months ended December 31, 2023.

Sources of liquidity

Approximately $2.08 billion of our total December 31, 2023 cash and cash equivalents was RJF corporate cash, which included the cash held at the parent company, as well as cash it loaned to RJ&A. As of December 31, 2023, RJF had loaned $1.38 billion to RJ&A (such amount is included in the RJ&A cash balance in the following table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

The following table presents our holdings of cash and cash equivalents.

$ in millions	December 31, 2023
RJF	$732
TriState Capital Bank	3,765
Raymond James Bank	2,295
RJ&A	1,961
Raymond James Ltd. (“RJ Ltd.”)	548
Raymond James Financial Services, Inc.	186
Charles Stanley Group Limited (“Charles Stanley”)	149
Raymond James Trust Company of New Hampshire	100
Raymond James Investment Management	95
Raymond James Capital Services, LLC	65
Other subsidiaries	310
Total cash and cash equivalents	$10,206

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

RJF maintained depository accounts at Raymond James Bank and TriState Capital Bank totaling $286 million as of December 31, 2023. The portion of this total that was available on demand without restrictions, which amounted to $244 million as of December 31, 2023, is reflected in the RJF cash balance and excluded from Raymond James Bank’s cash balance in the preceding table.

A large portion of the cash and cash equivalents balances at our non-U.S. subsidiaries, including RJ Ltd. and Charles Stanley, as of December 31, 2023 was held to meet regulatory requirements and was not available for use by the parent.

In addition to the cash balances described, we have various other potential sources of cash available to the parent company from subsidiaries, as described in the following section.

Liquidity available from subsidiaries

Liquidity is principally available to RJF from RJ&A and Raymond James Bank.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934. As a member firm of the Financial Industry Regulatory Authority (“FINRA”), RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client balances. In addition, covenants in RJ&A’s committed financing facilities require its net capital to be a minimum of 10% of aggregate debit items. At December 31, 2023, RJ&A significantly exceeded the minimum regulatory requirements, the covenants in its financing arrangements pertaining to net capital, as well as its internally-targeted net capital tolerances. FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements which may result in RJ&A limiting dividends it would otherwise remit to RJF. We evaluate regulatory requirements, loan covenants and certain internal tolerances when determining the amount of liquidity available to RJF from RJ&A.

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

As of December 31, 2023, RJF and RJ&A had the ability to borrow under our $750 million Credit Facility, a committed unsecured line of credit; however, we had no such borrowings outstanding under this facility as of December 31, 2023. See Note 13 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding our Credit Facility.

In addition to our Credit Facility, we have various uncommitted financing arrangements with third-party lenders, which are in the form of secured lines of credit, secured bilateral repurchase agreements, or unsecured lines of credit. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed and are generally collateralized by RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements (i.e., securities purchased under agreements to resell). As of December 31, 2023, we had outstanding borrowings under two uncommitted secured borrowing arrangements out of a total of 12 uncommitted financing arrangements (eight uncommitted secured and four uncommitted unsecured). However, lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in millions)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
December 31, 2023	$171	$193	$169	$225	$252	$194
September 30, 2023	$153	$232	$157	$215	$279	$187
June 30, 2023	$123	$128	$110	$179	$181	$181
March 31, 2023	$174	$223	$150	$236	$310	$167
December 31, 2022	$245	$257	$150	$288	$306	$156

Other borrowings and collateralized financings

We had $1 billion in FHLB borrowings outstanding at December 31, 2023, comprised of floating-rate and fixed-rate advances. The interest rates on our floating-rate advances are based on SOFR. We use interest rate swaps to manage the risk of increases in interest rates associated with the majority of our floating-rate FHLB advances by converting the balances subject to variable interest rates to a fixed interest rate.

We pledge certain of our bank loans and available-for-sale securities with the FHLB as security for both the repayment of certain borrowings and to secure capacity for additional borrowings as needed. As of December 31, 2023, we had an additional $9.37 billion in immediate credit available from the FHLB based on the collateral pledged. With the pledge of incremental collateral, we could further increase credit available to us from the FHLB. See Notes 4, 6, 7, and 13 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding bank loans and available-for-sale securities pledged with the FHLB and for further information on our FHLB borrowings, including the related maturities and interest rates.

A portion of our fixed income transactions are cleared through a third-party clearing organization, which provides financing for the purchase of trading instruments to support such transactions. The amount of financing is based on the amount of trading inventory financed, as well as any deposits held at the clearing organization. Amounts outstanding under this financing arrangement are collateralized by a portion of our trading inventory and accrue interest based on market rates. While we had borrowings outstanding as of December 31, 2023, the clearing organization is under no contractual obligation to lend to us under this arrangement.

As member banks, our bank subsidiaries have access to the Federal Reserve’s discount window and may have access to other lending programs that may be established by the Federal Reserve in unusual and exigent circumstances, including the Bank Term Funding Program that was created by the Federal Reserve in March 2023 and is expected to expire in March 2024; however, we do not view borrowings from the Federal Reserve as one of our primary sources of funding.  See Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding available-for-sale securities and bank loans pledged with the FRB.

At December 31, 2023, we had subordinated notes due 2030 outstanding, with an aggregate principal amount of $98 million. See Note 13 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and Note 16 of our 2023 Form 10-K for additional information regarding these borrowings.

We may act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one counterparty and then lend them to another counterparty.  Where permitted, we have also loaned securities owned by clients or the firm to broker-dealers and other financial institutions.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balance of $347 million as of December 31, 2023 related to the securities loaned included in “Collateralized financings” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q. See Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and Note 2 of our 2023 Form 10-K for more information on our collateralized agreements and financings.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Senior notes payable

At December 31, 2023, we had aggregate outstanding senior notes payable of $2.04 billion, which, exclusive of any unaccreted premiums or discounts and debt issuance costs, was comprised of $500 million par 4.65% senior notes due 2030, $800 million par 4.95% senior notes due 2046, and $750 million par 3.75% senior notes due 2051. See Note 17 of the Notes to the Consolidated Financial Statements of our 2023 Form 10-K for additional information on senior notes payable.

Credit ratings

Our issuer, senior long-term debt, and preferred stock credit ratings as of the most current report are detailed in the following table.

Credit Rating
	Fitch Ratings, Inc.	Moody’s	Standard & Poor’s Ratings Services
Issuer and senior long-term debt:
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

Other sources and uses of liquidity

We have company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Certain of our non-qualified deferred compensation plans and other employee benefit plans are employee-directed (i.e., the participant chooses investment portfolio benchmarks) while others are company-directed. Of the company-owned life insurance policies which fund these plans, certain policies could be used as a source of liquidity for the firm. Those policies against which we could readily borrow had a cash surrender value of $1.01 billion as of December 31, 2023, comprised of $667 million related to employee-directed plans and $343 million related to company-directed plans, and we were able to borrow up to 90%, or $909 million, of the December 31, 2023 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to the employee-directed plans. There were no borrowings outstanding against any of these policies as of December 31, 2023.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

On May 12, 2021, we filed a “universal” shelf registration statement with the SEC pursuant to which we can issue debt, equity and other capital instruments if and when necessary or perceived by us to be opportune. Subject to certain conditions, this registration statement will be effective through May 12, 2024.

As part of our ongoing operations, we also enter into contractual arrangements that may require future cash payments, including certificates of deposit, lease obligations and other contractual arrangements, such as for software and various services. See Notes 11 and 12 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and Notes 14 and 15 of our 2023 Form 10-K for information regarding our lease obligations and certificates of deposit, respectively. We have entered into investment commitments, lending commitments and other commitments to extend credit for which we are unable to reasonably predict the timing of future payments. See Note 15 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information.

REGULATORY

Refer to the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in “Item 1 - Business - Regulation” of our 2023 Form 10-K.

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of December 31, 2023, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF, Raymond James Bank, and TriState Capital Bank were categorized as “well-capitalized” as of December 31, 2023. The maintenance of certain risk-based and other regulatory capital levels could influence various capital allocation decisions impacting one or more of our businesses.  However, due to the current capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities. See Note 20 of the Notes to Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources - Capital structure” of this Form 10-Q for further information on regulatory capital requirements.

The Department of Labor (“DOL”) recently proposed the “Retirement Security Rule.” This proposed regulation amends the definition of a “fiduciary” in connection with investment advice regarding employee benefit plans and individual retirement accounts (“the Proposed Fiduciary Rule”). Along with the Proposed Fiduciary Rule, the DOL issued proposed amendments to several prohibited transaction exemptions. If finalized, the Proposed Fiduciary Rule, along with the amended prohibited transaction exemptions, could have a material adverse effect on our business and results of operations.

CRITICAL ACCOUNTING ESTIMATES

The condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses for the reporting period. Management has established detailed policies and control procedures intended to ensure the appropriateness of such estimates and assumptions and their consistent application from period to period. For a description of our significant accounting policies, see Note 2 of the Notes to Consolidated Financial Statements of our 2023 Form 10-K.

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

Loss provisions

Loss provisions for legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of the Notes to Consolidated Financial Statements of our 2023 Form 10-K. In addition, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding legal and regulatory matters contingencies as of December 31, 2023.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

To demonstrate the sensitivity of credit loss estimates on our bank loan portfolio to macroeconomic forecasts, we compared our modeled estimates under the base case economic scenario used to estimate the allowance for credit losses as of December 31, 2023, to what our estimate would have been under a downside case scenario and an upside scenario, without considering any offsetting effects in the qualitative component of our allowance for credit losses as of December 31, 2023. As of December 31, 2023, use of the downside case scenario would have resulted in an increase of approximately $230 million in the quantitative portion of our allowance for credit losses on bank loans, while the use of the upside case would have resulted in a reduction of approximately $45 million in the quantitative portion of our allowance for credit losses on bank loans at December 31, 2023. These hypothetical outcomes reflect the relative sensitivity of the modeled portion of our allowance estimate to macroeconomic forecasted scenarios but do not consider any potential impact qualitative adjustments could have on the allowance for credit losses in such environments. Qualitative adjustments could either increase or decrease modeled loss estimates calculated using an alternative economic scenario assumption. Further, such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance for a number of reasons including: (1) management’s predictions of future economic trends and relationships among the scenarios may differ from actual events; and (2) management’s application of subjective measures to modeled results through the qualitative portion of the allowance for credit losses when appropriate. The downside case scenario utilized in this hypothetical sensitivity analysis assumes a moderate recession. To the extent macroeconomic conditions worsen beyond those assumed in this downside case scenario, we could incur provisions for credit losses significantly in excess of those estimated in this analysis.

See Note 2 of the Notes to Consolidated Financial Statements of our 2023 Form 10-K for information regarding our methodologies and assumptions used in estimating the allowance for credit losses. See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding our allowance for credit losses related to bank loans as of December 31, 2023.

ACCOUNTING STANDARDS UPDATE

In November 2023, the FASB issued amended guidance related to disclosures for segment reporting (ASU 2023-07). The amendment requires a public entity to disclose on an annual and interim basis, for each reportable segment, the significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The guidance also requires a public entity to disclose, for each reportable segment, an amount for other segment items (those not captured as a significant expense) and the reported measure of a segment’s profit or loss. This new guidance is effective for annual periods beginning in our fiscal 2025 and interim periods beginning in our fiscal first quarter of 2026 with early adoption permitted. This guidance will be applied on a retrospective basis. We are evaluating the impact that this new guidance will have on our disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

In December 2023, the FASB issued amended guidance related to disclosures for income taxes (ASU 2023-09). The amendment requires a public entity to enhance its existing annual tabular reconciliation of its statutory income tax rate to its effective tax rate, with certain reconciling items at or above 5% of the applicable statutory income tax rate broken out by nature and/or jurisdiction. The guidance also requires an entity to disclose income taxes paid (net of refunds received), disaggregated by federal, state, and foreign taxes, and net amounts paid to an individual jurisdiction when they represent 5% or more of the total income taxes paid. This new guidance is effective for annual periods beginning in our fiscal 2026 with early adoption permitted. This guidance will be applied on a prospective basis with retrospective application permitted. We are evaluating the impact that this new guidance will have on our disclosures.

See Note 2 of the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q for information regarding new accounting guidance we adopted during the three months ended December 31, 2023.

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

Market risk

Market risk is our risk of loss resulting from the impact of changes in market prices on our trading inventory, derivatives, and investment positions. We have exposure to market risk primarily through our broker-dealer trading operations and our banking operations. Through our broker-dealer subsidiaries, we trade debt obligations and equity securities and maintain trading inventories to ensure availability of securities to facilitate client transactions. Inventory levels may fluctuate daily as a result of client demand. We also hold investments within our available-for-sale securities portfolio, and from time to time may hold Small Business Administration loan securitizations not yet sold. Our primary market risks relate to interest rates, equity prices, and foreign exchange rates. Interest rate risk results from changes in levels of interest rates, the volatility of interest rates, mortgage prepayment speeds, and credit spreads. Equity risk results from changes in prices of equity securities. Foreign exchange risk results from changes in spot prices, forward prices, and volatility of foreign exchange rates. See Note 2 of the Notes to Consolidated Financial Statements of our 2023 Form 10-K and Notes 3, 4, and 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for fair value and other information regarding our trading inventories, available-for-sale securities, and derivative instruments.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

To calculate VaR, we use models that incorporate historical simulation. This approach assumes that historical changes in market conditions, such as in interest rates and equity prices, are representative of future changes. Simulation is based on daily market data for the previous twelve months. VaR is reported at a 99% confidence level for a one-day time horizon. Assuming that future market conditions change as they have in the past twelve months, we would expect to incur losses greater than those predicted by our one-day VaR estimates about once every 100 trading days, or about three times per year on average. For regulatory capital calculation purposes, we also report VaR and Stressed VaR numbers for a ten-day time horizon. The VaR model is independently reviewed by our Model Risk Management function. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Model risk” of our 2023 Form 10-K for further information.

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

	Three months ended December 31, 2023		Period-end VaR			Three months ended December 31,
$ in millions	High	Low	December 31, 2023	September 30, 2023	$ in millions	2023	2022
Daily VaR	$3	$1	$1	$2	Average daily VaR	$2	$2

Period-end VaR was lower at December 31, 2023 compared with September 30, 2023, due to lower net exposure as a result of a change in the mix of our trading inventory.

The Fed’s MRR requires us to perform daily back-testing procedures for our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income, and intraday trading. Regulatory-defined daily trading losses are used to evaluate the performance of our VaR model and are not comparable to our actual daily net revenues. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the three months ended December 31, 2023, our regulatory-defined daily losses in our trading portfolios did not exceed our predicted VaR.

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

One of the objectives of our Asset and Liability Committee is to manage the sensitivity of net interest income to changes in market interest rates. This committee uses several measures to monitor and limit interest rate risk in our banking operations, including scenario analysis and economic value of equity (“EVE”). We utilize hedging strategies using interest rate swaps in our banking operations as a component of our asset and liability management process. For further information regarding this hedging strategy, see Note 2 of the Notes to Consolidated Financial Statements of our 2023 Form 10-K and Notes 12 and 13 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” of our 2023 Form 10-K for further information.

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

The following table is an analysis of our banking operations’ estimated net interest income over a 12-month period based on instantaneous shifts in interest rates (expressed in basis points) using our previously described asset/liability model, which assumes a dynamic balance sheet, a weighted-average deposit beta on our interest-bearing deposit accounts without stated maturities of approximately 40% as both interest rates rise and fall, and that interest rates do not decline below zero. While not presented, additional rate scenarios are performed, including interest rate ramps and yield curve shifts that may more realistically mimic the speed of potential interest rate movements. We also perform simulations on time horizons of up to five years to assess longer-term impacts to various interest rate scenarios. On a quarterly basis, we test expected model results to actual performance. Additionally, any changes made to key assumptions in the model are documented and approved by the Asset and Liability Committee.

Instantaneous changes in rate (1)	Net interest income ($ in millions)	Projected change in net interest income
+200	$1,971	13%
+100	$1,892	8%
0	$1,745	—%
-100	$1,642	(6)%
-200	$1,548	(11)%

(1)Our 0-basis point scenario was based on interest rates as of December 31, 2023.

The preceding table does not include the impacts of an instantaneous change in interest rates on net interest income on assets and liabilities outside of our banking operations or on our RJBDP fees from third-party banks, which are also sensitive to changes in interest rates and are included in “Account and service fees” on our Condensed Consolidated Statements of Income and Comprehensive Income. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net interest analysis” of this Form 10-Q for additional information on our net interest income.

We have classified all of our investments in debt securities as available-for-sale and have not classified any of our investments in debt securities as held-to-maturity. In our available-for-sale securities portfolio, we hold primarily fixed-rate agency-backed MBS, agency-backed CMOs, and U.S. Treasuries, which are carried at fair value on our Condensed Consolidated Statements of Financial Condition, with changes in the fair value of the portfolio recorded through OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. As the majority of our available-for-sale securities portfolio is comprised of U.S. government and government agency-backed securities, changes in fair value are primarily driven by changes in interest rates. At December 31, 2023, our available-for-sale securities portfolio had a fair value of $9.20 billion with a weighted-average yield of 2.13% and a weighted-average life, after factoring in estimated prepayments, of 4.0 years. To evaluate the interest rate sensitivity of our available-for-sale securities portfolio we also monitor, among other things, effective duration, defined as the approximate percentage change in price for a 100-basis point change in rates. As of December 31, 2023, the effective duration of our available-for-sale securities portfolio was approximately 3.37, which means that we would expect the market value of our available-for-sale securities portfolio to decline approximately 3.37% for every 100-basis point increase in interest rates and increase approximately 3.37% for every 100-basis point decline in interest rates. See Note 2 of the Notes to Consolidated Financial Statements of our 2023 Form 10-K and Note 4 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on our available-for-sale securities portfolio.

The Asset and Liability Committee also reviews EVE, which is a point in time analysis of current interest-earning assets and interest-bearing liabilities that incorporates all cash flows over their estimated remaining lives, discounted at current rates. The EVE approach is based on a static balance sheet and provides an indicator of future earnings and capital levels as the changes in EVE indicate the anticipated change in the value of future cash flows. We monitor sensitivity to changes in EVE utilizing Board of Directors-approved limits. These limits set a risk tolerance to changing interest rates and assist in determining strategies for mitigating this risk as EVE approaches these limits. As of December 31, 2023, our EVE analyses were within approved limits.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

The following table shows the maturities of our bank loan portfolio at December 31, 2023, including contractual principal repayments.  Maturities are generally determined based upon contractual terms; however, rollovers or extensions that are included for the purposes of measuring the allowance for credit losses are reflected in maturities in the following table. This table does not include any estimates of prepayments, which could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the table.

	Due in
$ in millions	One year or less	> One year - five years	> Five years - fifteen years	> Fifteen years	Total
SBL	$14,096	$514	$36	$1	$14,647
C&I loans	1,403	6,802	2,259	39	10,503
CRE loans	781	4,711	1,825	14	7,331
REIT loans	339	1,298	60	—	1,697
Residential mortgage loans	7	37	174	8,643	8,861
Tax-exempt loans	13	308	1,090	—	1,411
Total loans held for investment	16,639	13,670	5,444	8,697	44,450
Held for sale loans	—	—	45	166	211
Total loans held for sale and investment	$16,639	$13,670	$5,489	$8,863	$44,661
The following table shows the distribution of the recorded investment of those bank loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2023.

	Interest rate type
$ in millions	Fixed	Adjustable	Total
SBL	$45	$506	$551
C&I loans	868	8,232	9,100
CRE loans	458	6,092	6,550
REIT loans	—	1,358	1,358
Residential mortgage loans	223	8,631	8,854
Tax-exempt loans	1,398	—	1,398
Total loans held for investment	2,992	24,819	27,811
Held for sale loans	3	208	211
Total loans held for sale and investment	$2,995	$25,027	$28,022

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Foreign exchange risk

We are subject to foreign exchange risk due to our investments in foreign subsidiaries as well as transactions and resulting balances denominated in a currency other than the U.S. dollar (“USD”). For example, our bank loan portfolio includes loans which are denominated in Canadian dollars (“CAD”), totaling $1.40 billion as of both December 31, 2023 and September 30, 2023, when converted to the USD. A majority of such loans are held in a Canadian subsidiary of Raymond James Bank, which is discussed in the following sections.

Investments in foreign subsidiaries

Raymond James Bank has an investment in a Canadian subsidiary, resulting in foreign exchange risk. To mitigate its foreign exchange risk, Raymond James Bank utilizes short-term, forward foreign exchange contracts. These derivatives are primarily accounted for as net investment hedges in the condensed consolidated financial statements. See Note 2 of the Notes to Consolidated Financial Statements of our 2023 Form 10-K and Note 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding these derivatives.

At December 31, 2023, we had foreign exchange risk in our investment in RJ Ltd. of CAD 429 million and in our investment in Charles Stanley of £289 million, which were not hedged. We had other, less significant investments in foreign domiciled subsidiaries, primarily in Europe, which were not hedged; however, we do not believe we had material foreign exchange risk either individually, or in the aggregate, pertaining to these subsidiaries as of December 31, 2023. Foreign exchange gains/losses related to our foreign investments are primarily reflected in OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 16 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding our components of OCI.

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

Credit risk

Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s, or counterparty’s ability to meet its financial obligations under contractual or agreed-upon terms. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction, and the parties involved. Credit risk is an integral component of the profit assessment of lending and other financing activities. See further discussion of our credit risk, including how we manage such risk, in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” of our 2023 Form 10-K.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Brokerage activities

We are engaged in various trading and brokerage activities in which our counterparties primarily include broker-dealers, banks, exchanges, clearing organizations, and other financial institutions. We are exposed to risk that these counterparties may not fulfill their obligations. In addition, certain commitments, including underwritings, may create exposure to individual issuers and businesses. The risk of default depends on the creditworthiness of the counterparty and/or the issuer of the instrument. In addition, we may be subject to concentration risk if we hold large positions in or have large commitments to a single counterparty, borrower, or group of similar counterparties or borrowers (e.g., in the same industry). We seek to mitigate these risks by imposing and monitoring individual and aggregate position limits within each business segment for each counterparty, conducting regular credit reviews of financial counterparties, reviewing security, derivative and loan concentrations, holding collateral as security for certain transactions and conducting business through clearing organizations, which may guarantee performance. See Note 2 of the Notes to Consolidated Financial Statements of our 2023 Form 10-K and Notes 5 and 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information about our credit risk mitigation related to derivatives and collateralized agreements.

Our client activities involve the execution, settlement, and financing of various transactions on behalf of our clients. Client activities are transacted on either a cash or margin basis. Credit exposure results from client margin loans, which are monitored daily and are collateralized by the securities in the clients’ accounts. We monitor exposure to industry sectors and individual securities on a daily basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions. In addition, when clients execute a purchase, we are at some risk that the client will default on their financial obligation associated with the trade. If this occurs, we may have to liquidate the position at a loss. See Note 2 of the Notes to Consolidated Financial Statements of our 2023 Form 10-K for additional information about our determination of the allowance for credit losses associated with certain of our brokerage lending activities.

We offer loans to financial advisors for recruiting and retention purposes. We have credit risk and may incur a loss primarily in the event that such borrower is no longer affiliated with us. See Note 2 of the Notes to Consolidated Financial Statements of our 2023 Form 10-K and Note 8 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information about our loans to financial advisors.

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

While our bank loan portfolio is diversified, a significant downturn in the overall economy, deterioration in real estate values or a significant issue within any sector or sectors where we have a concentration will generally result in large provisions for credit losses and/or charge-offs. We determine the allowance required for specific loan pools based on relative risk characteristics of the loan portfolio. On an ongoing basis, we evaluate our methods for determining the allowance for each class of loans and make enhancements we consider appropriate. Our allowance for credit losses methodology is described in Note 2 of the Notes to Consolidated Financial Statements of our 2023 Form 10-K. As our bank loan portfolio is segregated into six portfolio segments, likewise, the allowance for credit losses is segregated by these same segments.  See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” of our 2023 Form 10-K for further information about the risk characteristics relevant to each portfolio segment.

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

	Three months ended December 31,
	2023		2022
$ in millions	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans
C&I loans	$(6)	0.23%	$(4)	0.14%
CRE loans	(2)	0.11%	2	0.12%
Total loans held for sale and investment	$(8)	0.07%	$(2)	0.02%

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

$ in millions	December 31, 2023	September 30, 2023
Nonperforming loans (1)	$164	$128
Nonperforming assets	$164	$128

Nonperforming loans as a % of total loans held for sale and investment	0.37%	0.29%
Allowance for credit losses as a % of nonperforming loans	292%	370%
Nonperforming assets as a % of Bank segment total assets	0.27%	0.21%

(1)Nonperforming loans at December 31, 2023 and September 30, 2023 included $87 million and $96 million of loans, respectively, which were current pursuant to their contractual terms.

The increase in nonperforming loans and assets as of December 31, 2023 as compared with September 30, 2023 was primarily due to two loans that were placed on nonaccrual status with an associated allowance during the three months ended December 31, 2023. See table summarizing nonaccrual loans by category in Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. Although our nonperforming assets as a percentage of our Bank segment’s assets remained low as of December 31, 2023, any prolonged period of market deterioration could result in an increase in our nonperforming assets, an increase in our allowance for credit losses and/or an increase in net charge-offs in future periods, although the extent would depend on future developments that are highly uncertain.

See further explanation of our bank loan portfolio segments, allowance for credit losses, and the credit loss provision in Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and “Management’s Discussion and Analysis - Results of Operations - Bank” of this Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements of our 2023 Form 10-K.

Loan underwriting policies

Our underwriting policies for the major types of bank loans are described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” of our 2023 Form 10-K.

Risk monitoring process

Another component of credit risk strategy for our bank loan portfolio is the ongoing risk monitoring and review processes, including our internal loan review process, as well as our rigorous processes to manage and limit credit losses arising from loan delinquencies. There are various other factors included in these processes, depending on the loan portfolio. There were no significant changes to those processes during the three months ended December 31, 2023. See further discussion of our risk monitoring process in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk - Banking activities” of our 2023 Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

SBL and residential mortgage loan portfolios

Substantially all collateral securing our SBL portfolio is monitored on a daily basis. Collateral adjustments, as triggered by our monitoring procedures, are made by the borrower as necessary to ensure our loans are adequately secured, resulting in minimizing our credit risk. Collateral calls have been minimal relative to our SBL portfolio with no losses incurred during the three months ended December 31, 2023.

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

	Amount of delinquent residential mortgage loans			Delinquent residential mortgage loans as a percentage of outstanding residential mortgage loan balances
$ in millions	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
December 31, 2023	$5	$3	$8	0.06%	0.03%	0.09%
September 30, 2023	$3	$4	$7	0.03%	0.05%	0.08%

Our December 31, 2023 percentage compares favorably to the national average for over 30 day delinquencies of 1.88%, as most recently reported by the Fed.

Credit risk is also managed by diversifying the residential mortgage portfolio. Most of the loans in our residential loan portfolio are to PCG clients across the U.S. The following table details the geographic concentrations (top five states) of our one-to-four family residential mortgage loans.

	December 31, 2023
	Loans outstanding as a % of total residential mortgage loans held for sale and investment	Loans outstanding as a % of total loans held for sale and investment
California	24%	5%
Florida	18%	4%
Texas	8%	2%
New York	8%	1%
Colorado	4%	1%

The occurrence of a natural disaster or severe weather event in any of these states, for example wildfires in California and hurricanes in Florida, could result in additional credit loss provisions and/or charge-offs on our loans in such states and therefore negatively impact our net income and regulatory capital in any given period.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize.  At December 31, 2023 and September 30, 2023, these loans totaled $2.87 billion and $2.85 billion, respectively, or approximately 32% and 33% of the residential mortgage portfolio, respectively.  The weighted-average number of years before the remainder of the loans, which were still in their interest-only period at December 31, 2023, begins amortizing is six years.

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

	December 31, 2023
	Loans outstanding as a % of total corporate bank loans held for sale and investment	Loans outstanding as a % of total loans held for sale and investment
Multi-family	12%	5%
Industrial warehouse	9%	4%
Office real estate	7%	3%
Loan fund	6%	3%
Subscription lines of credit	5%	2%

The Fed’s measures to control inflation, including through increases in short-term interest rates in prior fiscal years, have had a dampening effect on the economy. Coupled with the present uncertainty regarding future Fed interest rate cuts, both in terms of timing and magnitude, all lead to our expectation that such dampening will continue during our fiscal 2024. These and related factors could continue to negatively impact our borrowers. We continue to closely monitor economic factors, including inflation, interest rates, and a potential recession, that may impact our corporate loan portfolio, including our CRE portfolio. We continue to maintain conservative underwriting standards for our CRE portfolio, including LTV limits that generally range between 65% to 80% at origination depending upon property type. LTV ratios are subject to change over the life of the loan as property values change. Our underwriting standards for our CRE portfolio, including LTV at origination, may be tightened in times of uncertainty. Further, within the CRE portfolio, we have limited our exposure to office real estate loans to 3% of total loans held for sale and investment. In addition, we have sold and may continue to sell corporate loans as part of our credit risk mitigation strategies.

Liquidity risk

See the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” of this Form 10-Q for information regarding our liquidity and how we manage liquidity risk.

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes, including cybersecurity incidents. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Operational risk” of our 2023 Form 10-K for a discussion of our operational risk and certain of our risk mitigation processes.

Periods of severe market volatility can result in a significantly higher level of transactions on specific days, which may present operational challenges from time to time that may result in losses. These losses can result from, but are not limited to, trade errors, failed transaction settlements, late collateral calls to borrowers and counterparties, or interruptions to our system processing. We did not incur any significant losses related to such operational challenges during the three months ended December 31, 2023.

As more fully described in the discussion of our business technology risks included in various risk factors presented in “Item 1A - Risk Factors” of our 2023 Form 10-K, despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, cyber-attacks and other information security breaches, and other events that could have an impact on the security and stability of our operations.

Model risk

Model risk refers to the possibility of unintended business outcomes arising from the design, implementation or use of models. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Model risk” of our 2023 Form 10-K for information regarding how we utilize models throughout the firm and how we manage model risk.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Compliance risk

Compliance risk is the risk of legal or regulatory sanctions, financial loss, or reputational damage that the firm may suffer from a failure to comply with applicable laws, external standards, or internal requirements. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Compliance risk” of our 2023 Form 10-K for information on our compliance risks, including how we manage such risks.

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

Changes in Internal Control over Financial Reporting

There were no changes during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered securities for the three months ended December 31, 2023.

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described in the following paragraphs. The following table presents information on our purchases of our own stock, on a monthly basis, for the three months ended December 31, 2023.

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) at each month-end of securities that may yet be purchased under the plans or programs
October 1, 2023 – October 31, 2023	2,602	$100.13	—	$750
November 1, 2023 – November 30, 2023	516,466	$99.63	439,678	$1,500
December 1, 2023 – December 31, 2023	970,735	$110.03	968,566	$1,393
First quarter	1,489,803	$106.40	1,408,244

In November 2023, the Board of Directors authorized repurchase of our common stock in an aggregate amount of up to $1.5 billion, which replaced the previous authorization.

In the preceding table, the total number of shares purchased includes shares purchased pursuant to the Restricted Stock Trust Fund, which was established to acquire our common stock in the open market and used to settle RSUs granted as a retention vehicle for certain employees of our wholly-owned Canadian subsidiaries. For more information on this trust fund, see Note 2 of the Notes to Consolidated Financial Statements of our 2023 Form 10-K and Note 9 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. These activities do not utilize the repurchase authorization presented in the preceding table.

The total number of shares purchased also includes shares repurchased as a result of employees surrendering shares as payment for option exercises or withholding taxes. These activities do not utilize the repurchase authorization presented in the preceding table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2023.

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

3.2
Amended and Restated By-Laws of Raymond James Financial, Inc., reflecting amendments adopted by the Board of Directors on August 21, 2023, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2023.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	February 7, 2024	/s/ Paul C. Reilly
Paul C. Reilly
Chair and Chief Executive Officer

Date:	February 7, 2024	/s/ Paul M. Shoukry
Paul M. Shoukry
Chief Financial Officer