Form 10-Q
period 2024-03-31
RAYMOND JAMES FINANCIAL INC
filed 2024-05-07
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
207,276,768 shares of common stock as of May 3, 2024

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Index
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in millions, except per share amounts	March 31, 2024	September 30, 2023
Assets:
Cash and cash equivalents	$10,001	$9,313
Assets segregated for regulatory purposes and restricted cash	3,705	3,235
Collateralized agreements	727	418
Financial instruments, at fair value:
Trading assets ($1,257 and $1,062 pledged as collateral)	1,434	1,187
Available-for-sale securities ($20 and $22 pledged as collateral)	9,031	9,181
Derivative assets	206	265
Other investments ($6 and $7 pledged as collateral)	306	306
Brokerage client receivables, net	2,782	2,525
Other receivables, net	1,999	1,608
Bank loans, net	44,099	43,775
Loans to financial advisors, net	1,190	1,136
Deferred income taxes, net	656	711
Goodwill and identifiable intangible assets, net	1,894	1,907
Other assets	3,202	2,793
Total assets	$81,232	$78,360

Liabilities and shareholders’ equity:
Bank deposits	$54,843	$54,199
Collateralized financings	955	337
Financial instrument liabilities, at fair value:
Trading liabilities	904	716
Derivative liabilities	365	490
Brokerage client payables	6,038	5,447
Accrued compensation, commissions and benefits	1,757	1,914
Other payables	2,053	1,931
Other borrowings	1,299	1,100
Senior notes payable	2,039	2,039
Total liabilities	70,253	68,173
Commitments and contingencies (see Note 16)
Shareholders’ equity
Preferred stock	79	79
Common stock; $.01 par value; 650,000,000 shares authorized; 249,799,231 shares issued and 207,318,494 shares outstanding as of March 31, 2024; 248,728,805 shares issued and 208,769,095 shares outstanding as of September 30, 2023	2	2
Additional paid-in capital	3,186	3,143
Retained earnings	10,988	10,213
Treasury stock, at cost; 42,480,737 and 39,959,710 common shares as of March 31, 2024 and September 30, 2023, respectively	(2,547)	(2,252)
Accumulated other comprehensive loss	(724)	(971)
Total equity attributable to Raymond James Financial, Inc.	10,984	10,214
Noncontrolling interests	(5)	(27)
Total shareholders’ equity	10,979	10,187
Total liabilities and shareholders’ equity	$81,232	$78,360
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
in millions, except per share amounts	2024	2023	2024	2023
Revenues:
Asset management and related administrative fees	$1,516	$1,302	$2,923	$2,544
Brokerage revenues:
Securities commissions	414	369	797	721
Principal transactions	114	127	253	259
Total brokerage revenues	528	496	1,050	980
Account and service fees	335	258	654	547
Investment banking	179	154	360	295
Interest income	1,049	915	2,102	1,742
Other	31	32	69	76
Total revenues	3,638	3,157	7,158	6,184
Interest expense	(520)	(284)	(1,027)	(525)
Net revenues	3,118	2,873	6,131	5,659
Non-interest expenses:
Compensation, commissions and benefits	2,043	1,820	3,964	3,556
Non-compensation expenses:
Communications and information processing	165	153	315	292
Occupancy and equipment	73	68	145	134
Business development	60	54	121	110
Investment sub-advisory fees	44	36	84	70
Professional fees	33	38	65	70
Bank loan provision for credit losses	21	28	33	42
Other	70	119	165	176
Total non-compensation expenses	466	496	928	894
Total non-interest expenses	2,509	2,316	4,892	4,450
Pre-tax income	609	557	1,239	1,209
Provision for income taxes	133	130	265	273
Net income	476	427	974	936
Preferred stock dividends	2	2	3	4
Net income available to common shareholders	$474	$425	$971	$932

Earnings per common share – basic	$2.27	$1.97	$4.65	$4.33
Earnings per common share – diluted	$2.22	$1.93	$4.54	$4.23
Weighted-average common shares outstanding – basic	208.3	214.3	208.4	214.5
Weighted-average common and common equivalent shares outstanding – diluted	213.4	219.2	213.5	219.7

Net income	$476	$427	$974	$936
Other comprehensive income/(loss), net of tax:
Available-for-sale securities	(26)	97	244	144
Currency translations, net of the impact of net investment hedges	(11)	7	18	53
Cash flow hedges	6	(11)	(15)	(13)
Total other comprehensive income/(loss), net of tax	(31)	93	247	184
Total comprehensive income	$445	$520	$1,221	$1,120

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
$ in millions, except per share amounts	2024	2023	2024	2023
Preferred stock:
Balance beginning of period	$79	$120	$79	$120
Share issuances	—	—	—	—
Balance end of period	79	120	79	120

Common stock, par value $.01 per share:
Balance beginning of period	2	2	2	2
Share issuances	—	—	—	—
Balance end of period	2	2	2	2

Additional paid-in capital:
Balance beginning of period	3,158	2,975	3,143	2,987
Employee stock purchases	14	15	22	22
Distributions due to vesting of restricted stock units and exercise of stock options, net of forfeitures	(41)	(11)	(123)	(110)
Share-based compensation amortization	55	56	144	136
Balance end of period	3,186	3,035	3,186	3,035

Retained earnings:
Balance beginning of period	10,609	9,254	10,213	8,843
Net income attributable to Raymond James Financial, Inc.	476	427	974	936
Common and preferred stock cash dividends declared (see Note 17)	(97)	(91)	(199)	(189)
Balance end of period	10,988	9,590	10,988	9,590

Treasury stock:
Balance beginning of period	(2,365)	(1,604)	(2,252)	(1,512)
Purchases/surrenders	(213)	(358)	(372)	(505)
Reissuances due to vesting of restricted stock units and exercise of stock options	31	8	77	63
Balance end of period	(2,547)	(1,954)	(2,547)	(1,954)

Accumulated other comprehensive loss:
Balance beginning of period	(693)	(891)	(971)	(982)
Other comprehensive income/(loss), net of tax	(31)	93	247	184
Balance end of period	(724)	(798)	(724)	(798)
Total equity attributable to Raymond James Financial, Inc.	$10,984	$9,995	$10,984	$9,995

Noncontrolling interests:
Balance beginning of period	$(9)	$(26)	$(27)	$(26)
Consolidations and other	4	—	22	—
Balance end of period	(5)	(26)	(5)	(26)
Total shareholders’ equity	$10,979	$9,969	$10,979	$9,969
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
$ in millions	2024	2023
Cash flows from operating activities:
Net income	$974	$936
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	87	81
Deferred income taxes, net	(26)	(4)
Premium and discount amortization on available-for-sale securities and bank loans and net unrealized gain/loss on other investments	(17)	(23)
Provisions for credit losses and legal and regulatory matters, net	—	78
Share-based compensation expense	147	138
Unrealized gain on company-owned life insurance policies, net of expenses	(162)	(86)
Other	4	(3)
Net change in:
Collateralized agreements, net of collateralized financings	309	186
Loans (provided to) financial advisors, net of repayments	(66)	34
Brokerage client receivables and other receivables, net	(569)	145
Trading instruments, net	(57)	163
Derivative instruments, net	(85)	(122)
Other assets	(33)	(65)
Brokerage client payables and other payables	583	(4,892)
Accrued compensation, commissions and benefits	(160)	(332)
Purchases and originations of loans held for sale, net of proceeds from sales of securitizations and loans held for sale	5	6
Net cash provided by/(used in) operating activities	934	(3,760)

Cash flows from investing activities:
Increase in bank loans, net	(470)	(621)
Proceeds from sales of loans held for investment	164	142
Purchases of available-for-sale securities	(348)	(325)
Available-for-sale securities maturations, repayments and redemptions	733	639
Additions to property and equipment	(99)	(69)
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock, net	(1)	(35)
Investment in solar tax credit equity investment	(15)	—
Purchases of other investments, net	—	(6)
Other investing activities, net	(73)	(44)
Net cash used in investing activities	(109)	(319)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six months ended March 31,
$ in millions	2024	2023
Cash flows from financing activities:
Increase in bank deposits	644	2,872
Repurchases of common stock and share-based awards withheld for payment of withholding tax requirements	(412)	(558)
Dividends on common and preferred stock	(193)	(174)
Exercise of stock options and employee stock purchases	28	25
Proceeds from Federal Home Loan Bank advances	750	1,650
Repayments of Federal Home Loan Bank advances and other borrowed funds	(750)	(1,291)
Proceeds from short-term borrowings, net	200	—
Other financing, net	(1)	(2)
Net cash provided by financing activities	266	2,522

Currency adjustment:
Effect of exchange rate changes on cash and cash equivalents, including those segregated for regulatory purposes	67	258
Net increase/(decrease) in cash and cash equivalents, including those segregated for regulatory purposes and restricted cash	1,158	(1,299)
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at beginning of year	12,548	14,659
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of period	$13,706	$13,360

Cash and cash equivalents	$10,001	$8,663
Cash and cash equivalents segregated for regulatory purposes and restricted cash	3,705	4,697
Total cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of period	$13,706	$13,360

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,049	$483
Cash paid for income taxes, net	$373	$389
Cash outflows for lease liabilities	$60	$60
Non-cash right-of-use assets recorded for new and modified leases	$25	$42

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2024

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

NOTE 2 – UPDATE OF SIGNIFICANT ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 2 of our 2023 Form 10-K. During the three and six months ended March 31, 2024, there were no significant changes to our significant accounting policies other than the accounting policies adopted or modified as part of our implementation of new or amended accounting guidance, as noted in the following section.

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

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of March 31, 2024
Assets at fair value on a recurring basis:
Trading assets:
Municipal and provincial obligations	$—	$266	$—	$—	$266
Corporate obligations	20	673	—	—	693
Government and agency obligations	35	152	—	—	187
Agency mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMOs”) and asset-backed securities (“ABS”)	—	198	—	—	198
Non-agency CMOs and ABS	—	67	—	—	67
Total debt securities	55	1,356	—	—	1,411
Equity securities	10	3	—	—	13
Brokered certificates of deposit	—	6	—	—	6
Other	—	—	4	—	4
Total trading assets	65	1,365	4	—	1,434
Available-for-sale securities (1)	1,180	7,851	—	—	9,031
Derivative assets:
Interest rate	4	403	—	(202)	205
Foreign exchange	—	1	—	—	1
Total derivative assets	4	404	—	(202)	206
All other investments:
Government and agency obligations (2)	71	—	—	—	71
Other	106	1	29	—	136
Total all other investments	177	1	29	—	207
Other assets - client-owned fractional shares	119	—	—	—	119
Subtotal	1,545	9,621	33	(202)	10,997
Other investments - private equity - measured at net asset value (“NAV”)					99
Total assets at fair value on a recurring basis	$1,545	$9,621	$33	$(202)	$11,096

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$6	$—	$—	$—	$6
Corporate obligations	—	583	—	—	583
Government and agency obligations	231	1	—	—	232
Agency MBS and CMOs	—	58	—	—	58
Total debt securities	237	642	—	—	879
Equity securities	25	—	—	—	25
Total trading liabilities	262	642	—	—	904
Derivative liabilities:
Interest rate	4	441	—	(85)	360
Foreign exchange	—	5	—	—	5
Total derivative liabilities	4	446	—	(85)	365
Other payables - repurchase liabilities related to client-owned fractional shares	119	—	—	—	119
Total liabilities at fair value on a recurring basis	$385	$1,088	$—	$(85)	$1,388

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of September 30, 2023
Assets at fair value on a recurring basis:
Trading assets:
Municipal and provincial obligations	$—	$239	$—	$—	$239
Corporate obligations	22	620	—	—	642
Government and agency obligations	24	117	—	—	141
Agency MBS, CMOs, and ABS	—	35	—	—	35
Non-agency CMOs and ABS	—	68	—	—	68
Total debt securities	46	1,079	—	—	1,125
Equity securities	20	2	—	—	22
Brokered certificates of deposit	—	36	—	—	36
Other	—	—	4	—	4
Total trading assets	66	1,117	4	—	1,187
Available-for-sale securities (1)	1,240	7,941	—	—	9,181
Derivative assets:
Interest rate	14	503	—	(261)	256
Foreign exchange	—	9	—	—	9
Total derivative assets	14	512	—	(261)	265
All other investments:
Government and agency obligations (2)	71	—	—	—	71
Other	102	2	30	—	134
Total all other investments	173	2	30	—	205
Other assets - client-owned fractional shares	98	—	—	—	98
Subtotal	1,591	9,572	34	(261)	10,936
Other investments - private equity - measured at NAV					101
Total assets at fair value on a recurring basis	$1,591	$9,572	$34	$(261)	$11,037

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$10	$—	$—	$—	$10
Corporate obligations	—	514	—	—	514
Government and agency obligations	161	1	—	—	162
Total debt securities	171	515	—	—	686
Equity securities	30	—	—	—	30
Total trading liabilities	201	515	—	—	716
Derivative liabilities:
Interest rate	13	563	—	(88)	488
Foreign exchange	—	2	—	—	2
Total derivative liabilities	13	565	—	(88)	490
Other payables - repurchase liabilities related to client-owned fractional shares	98	—	—	—	98
Total liabilities at fair value on a recurring basis	$312	$1,080	$—	$(88)	$1,304

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

Three months ended March 31, 2024 Level 3 instruments at fair value
	Financial assets		Financial liabilities
	Trading assets	Other investments	Derivative liabilities
$ in millions	Other	All other	Other
Fair value beginning of period	$1	$29	$—
Total gains/(losses) included in earnings	—	—	—
Purchases and contributions	17	—	—
Sales and distributions	(14)	—	—
Transfers:
Into Level 3	—	—	—
Out of Level 3	—	—	—
Fair value end of period	$4	$29	$—
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$—

Six months ended March 31, 2024 Level 3 instruments at fair value
	Financial assets		Financial liabilities
	Trading assets	Other investments	Derivative liabilities
$ in millions	Other	All other	Other
Fair value beginning of period	$4	$30	$—
Total gains/(losses) included in earnings	—	(1)	—
Purchases and contributions	29	—	—
Sales and distributions	(29)	—	—
Transfers:
Into Level 3	—	—	—
Out of Level 3	—	—	—
Fair value end of period	$4	$29	$—
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$(1)	$—

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Three months ended March 31, 2023 Level 3 instruments at fair value
	Financial assets		Financial liabilities
	Trading assets	Other investments	Derivative liabilities
$ in millions	Other	All other	Other
Fair value beginning of period	$6	$30	$(4)
Total gains/(losses) included in earnings	—	(2)	—
Purchases and contributions	11	—	—
Sales and distributions	(14)	—	—
Transfers:
Into Level 3	—	—	—
Out of Level 3	—	—	—
Fair value end of period	$3	$28	$(4)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$(2)	$—

Six months ended March 31, 2023 Level 3 instruments at fair value
	Financial assets		Financial liabilities
	Trading assets	Other investments	Derivative liabilities
$ in millions	Other	All other	Other
Fair value beginning of period	$1	$29	$(3)
Total gains/(losses) included in earnings	—	(1)	(1)
Purchases and contributions	36	—	—
Sales, distributions, and deconsolidations	(34)	—	—
Transfers:
Into Level 3	—	—	—
Out of Level 3	—	—	—
Fair value end of period	$3	$28	$(4)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$(1)	$(1)

As of both March 31, 2024 and September 30, 2023, 14% of our assets and 2% of our liabilities were measured at fair value on a recurring basis. As of both March 31, 2024 and September 30, 2023, Level 3 assets represented less than 1% of our assets measured at fair value on a recurring basis.

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

Our private equity portfolio as of March 31, 2024 primarily included investments in third-party funds, including growth equity, venture capital, and mezzanine lending fund investments. Our investments cannot be redeemed directly with the funds. Our investments are monetized through the liquidation of underlying assets of fund investments, the timing of which is uncertain.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table presents the recorded value and unfunded commitments related to our private equity investments portfolio.

$ in millions	Recorded value	Unfunded commitment
March 31, 2024
Private equity investments measured at NAV	$99	$26
Private equity investments not measured at NAV	7
Total private equity investments	$106

September 30, 2023
Private equity investments measured at NAV	$101	$29
Private equity investments not measured at NAV	7
Total private equity investments	$108

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

$ in millions	Level 2	Level 3	Total fair value	Valuation technique(s)	Unobservable input	Range (weighted-average)
March 31, 2024
Bank loans:
Residential mortgage loans	$2	$8	$10	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.3 yrs.)
Corporate loans	$—	$125	$125	Collateral or discounted cash flow (1)	Recovery rate	33% - 59% (56%)
Loans held for sale	$41	$—	$41	N/A	N/A	N/A

September 30, 2023
Bank loans:
Residential mortgage loans	$2	$8	$10	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.3 yrs.)
Corporate loans	$—	$84	$84	Collateral or discounted cash flow (1)	Recovery rate	22% - 65% (53%)
Loans held for sale	$2	$—	$2	N/A	N/A	N/A

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

Financial instruments not recorded at fair value

Many, but not all, of the financial instruments we hold were recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The following table presents the estimated fair value and fair value hierarchy of financial assets and liabilities that are not recorded at fair value on the Condensed Consolidated Statements of Financial Condition at March 31, 2024 and September 30, 2023. This table excludes financial instruments that are carried at amounts which approximate fair value. See Note 4 of our 2023 Form 10-K for a discussion of our financial instruments that are not recorded at fair value.

$ in millions	Level 2	Level 3	Total estimated fair value	Carrying amount
March 31, 2024
Financial assets:
Bank loans, net	$105	$42,877	$42,982	$43,923
Financial liabilities:
Bank deposits - certificates of deposit	$2,465	$—	$2,465	$2,471
Other borrowings - subordinated notes payable	$95	$—	$95	$99
Senior notes payable	$1,798	$—	$1,798	$2,039

September 30, 2023
Financial assets:
Bank loans, net	$142	$42,622	$42,764	$43,679
Financial liabilities:
Bank deposits - certificates of deposit	$2,817	$—	$2,817	$2,831
Other borrowings - subordinated notes payable	$94	$—	$94	$100
Senior notes payable	$1,640	$—	$1,640	$2,039

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

See Note 2 of our 2023 Form 10-K for a discussion of our accounting policies applicable to our available-for-sale securities.

The following table details the amortized costs and fair values of our available-for-sale securities. See Note 3 for additional information regarding the fair value of available-for-sale securities.

$ in millions	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2024
Agency residential MBS	$4,522	$1	$(476)	$4,047
Agency commercial MBS	1,450	—	(165)	1,285
Agency CMOs	1,401	—	(216)	1,185
Other agency obligations	658	—	(17)	641
Non-agency residential MBS	582	1	(44)	539
U.S. Treasuries	1,188	—	(8)	1,180
Corporate bonds	140	1	(5)	136
Other	18	—	—	18
Total available-for-sale securities	$9,959	$3	$(931)	$9,031

September 30, 2023
Agency residential MBS	$4,865	$—	$(654)	$4,211
Agency commercial MBS	1,464	—	(211)	1,253
Agency CMOs	1,448	—	(265)	1,183
Other agency obligations	710	—	(31)	679
Non-agency residential MBS	527	—	(64)	463
U.S. Treasuries	1,261	—	(21)	1,240
Corporate bonds	140	—	(6)	134
Other	18	—	—	18
Total available-for-sale securities	$10,433	$—	$(1,252)	$9,181

The amortized costs and fair values in the preceding table exclude $28 million of accrued interest on available-for-sale securities as of both March 31, 2024 and September 30, 2023, which was included in “Other receivables, net” on our Condensed Consolidated Statements of Financial Condition.

See Note 6 for more information regarding available-for-sale securities pledged with the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank of Atlanta (“FRB”).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table details the contractual maturities, amortized costs, fair values and current yields for our available-for-sale securities.  Weighted-average yields are calculated on a taxable-equivalent basis based on estimated annual income divided by the average amortized cost of these securities. Since our MBS and CMO available-for-sale securities are backed by mortgages, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. As a result, the weighted-average life of our available-for-sale securities portfolio, after factoring in estimated prepayments, was approximately 3.9 years as of March 31, 2024.

	March 31, 2024
$ in millions	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency residential MBS
Amortized cost	$—	$112	$1,917	$2,493	$4,522
Fair value	$—	$109	$1,740	$2,198	$4,047
Weighted-average yield	—%	2.52%	1.31%	2.02%	1.73%
Agency commercial MBS
Amortized cost	$38	$950	$413	$49	$1,450
Fair value	$38	$867	$340	$40	$1,285
Weighted-average yield	3.48%	1.57%	1.16%	1.87%	1.51%
Agency CMOs
Amortized cost	$—	$6	$37	$1,358	$1,401
Fair value	$—	$6	$33	$1,146	$1,185
Weighted-average yield	—%	2.46%	1.50%	1.69%	1.69%
Other agency obligations
Amortized cost	$165	$403	$80	$10	$658
Fair value	$161	$395	$76	$9	$641
Weighted-average yield	2.28%	3.62%	3.43%	3.07%	3.25%
Non-agency residential MBS
Amortized cost	$—	$—	$—	$582	$582
Fair value	$—	$—	$—	$539	$539
Weighted-average yield	—%	—%	—%	4.42%	4.42%
U.S. Treasuries
Amortized cost	$847	$341	$—	$—	$1,188
Fair value	$840	$340	$—	$—	$1,180
Weighted-average yield	3.07%	5.30%	—%	—%	3.71%
Corporate bonds
Amortized cost	$33	$84	$23	$—	$140
Fair value	$33	$82	$21	$—	$136
Weighted-average yield	4.68%	5.66%	5.06%	—%	5.33%
Other
Amortized cost	$—	$5	$5	$8	$18
Fair value	$—	$4	$5	$9	$18
Weighted-average yield	—%	7.37%	5.21%	8.28%	7.24%
Total available-for-sale securities
Amortized cost	$1,083	$1,901	$2,475	$4,500	$9,959
Fair value	$1,072	$1,803	$2,215	$3,941	$9,031
Weighted-average yield	3.01%	2.93%	1.40%	2.24%	2.25%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table details the gross unrealized losses and fair values of securities that were in a loss position at the reporting period end, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
$ in millions	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
March 31, 2024
Agency residential MBS	$50	$(1)	$3,907	$(475)	$3,957	$(476)
Agency commercial MBS	—	—	1,282	(165)	1,282	(165)
Agency CMOs	10	—	1,155	(216)	1,165	(216)
Other agency obligations	—	—	641	(17)	641	(17)
Non-agency residential MBS	32	—	433	(44)	465	(44)
U.S. Treasuries	95	—	760	(8)	855	(8)
Corporate bonds	—	—	87	(5)	87	(5)
Other	—	—	9	—	9	—
Total	$187	$(1)	$8,274	$(930)	$8,461	$(931)

September 30, 2023
Agency residential MBS	$73	$(3)	$4,119	$(651)	$4,192	$(654)
Agency commercial MBS	3	—	1,250	(211)	1,253	(211)
Agency CMOs	—	—	1,183	(265)	1,183	(265)
Other agency obligations	97	(1)	582	(30)	679	(31)
Non-agency residential MBS	62	(1)	401	(63)	463	(64)
U.S. Treasuries	120	—	995	(21)	1,115	(21)
Corporate bonds	13	—	78	(6)	91	(6)
Other	5	—	9	—	14	—
Total	$373	$(5)	$8,617	$(1,247)	$8,990	$(1,252)

At March 31, 2024, of the 1,035 available-for-sale securities in an unrealized loss position, 19 were in a continuous unrealized loss position for less than 12 months and 1,016 securities were in a continuous unrealized loss position for greater than 12 months.

At March 31, 2024, debt securities we held in excess of ten percent of our equity included those issued by the Federal National Home Mortgage Association and Federal Home Loan Mortgage Corporation with amortized costs of $4.51 billion and $2.71 billion, respectively, and fair values of $4.01 billion and $2.38 billion, respectively.

During the three and six months ended March 31, 2024 and 2023, there were no sales of available-for-sale securities.

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

	March 31, 2024			September 30, 2023
$ in millions	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate (1)	$402	$445	$18,747	$509	$576	$18,270
Foreign exchange	1	2	1,101	4	2	1,191
Other	—	—	943	—	—	608
Subtotal	403	447	20,791	513	578	20,069
Derivatives designated as hedging instruments
Interest rate	5	—	1,300	8	—	1,200
Foreign exchange	—	3	1,198	5	—	1,172
Subtotal	5	3	2,498	13	—	2,372
Total gross fair value/notional amount	408	450	$23,289	526	578	$22,441
Offset on the Condensed Consolidated Statements of Financial Condition
Counterparty netting	(32)	(32)		(29)	(29)
Cash collateral netting	(170)	(53)		(232)	(59)
Total amounts offset	(202)	(85)		(261)	(88)
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	$206	$365		$265	$490
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
Financial instruments	(99)	—		(131)	—
Total	$107	$365		$134	$490

(1)Included to-be-announced security contracts that are accounted for as derivatives.

The following table details the gains/(losses) included in accumulated other comprehensive loss (“AOCI”), net of income taxes, on derivatives designated as hedging instruments. These gains/(losses) included any amounts reclassified from AOCI to net income during the period. See Note 17 for additional information.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2024	2023	2024	2023
Interest rate (cash flow hedges)	$6	$(11)	$(15)	$(13)
Foreign exchange (net investment hedges)	22	(3)	—	(17)
Total gains/(losses) included in AOCI, net of taxes	$28	$(14)	$(15)	$(30)

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for each of the three and six months ended March 31, 2024 and 2023. We expect to reclassify $30 million of interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is four years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table details the gains/(losses) on derivatives not designated as hedging instruments recognized on the Condensed Consolidated Statements of Income and Comprehensive Income. These amounts do not include any offsetting gains/(losses) on the related hedged item.

$ in millions		Three months ended March 31,		Six months ended March 31,
	Location of gain/(loss)	2024	2023	2024	2023
Interest rate	Principal transactions/other revenues	$3	$5	$4	$11
Foreign exchange	Other revenues	$25	$(6)	$(8)	$(36)
Other	Principal transactions	$—	$—	$—	$(1)

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

Derivatives with credit-risk-related contingent features

Certain of our derivative contracts contain provisions that require our debt to maintain an investment-grade rating from one or more of the major credit rating agencies or contain provisions related to default on certain of our outstanding debt. If our debt were to fall below investment-grade or we were to default on certain of our outstanding debt, the counterparties to the derivative instruments could terminate the derivative and request immediate payment, or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position was $2 million as of March 31, 2024 and $3 million as of September 30, 2023.

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

	Collateralized agreements			Collateralized financings
$ in millions	Reverse repurchase agreements	Securities borrowed	Total	Repurchase agreements	Securities loaned	Total
March 31, 2024
Gross amounts of recognized assets/liabilities	$449	$278	$727	$371	$584	$955
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts included in the Condensed Consolidated Statements of Financial Condition	449	278	727	371	584	955
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(449)	(271)	(720)	(371)	(565)	(936)
Net amounts	$—	$7	$7	$—	$19	$19

September 30, 2023
Gross amounts of recognized assets/liabilities	$187	$231	$418	$157	$180	$337
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts included in the Condensed Consolidated Statements of Financial Condition	187	231	418	157	180	337
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(187)	(224)	(411)	(157)	(173)	(330)
Net amounts	$—	$7	$7	$—	$7	$7

The total amount of collateral received under reverse repurchase agreements and the total amount of collateral posted under repurchase agreements exceeds the carrying value of these agreements on our Condensed Consolidated Statements of Financial Condition.

Repurchase agreements and securities loaned accounted for as secured borrowings

The following table presents our repurchase agreements and securities lending transactions accounted for as secured borrowings by type of collateral. Such secured borrowings have no stated maturity and are generally overnight and continuous.

$ in millions	March 31, 2024	September 30, 2023
Repurchase agreements:
Government and agency obligations	$260	$122
Agency MBS and agency CMOs	111	35
Total repurchase agreements	$371	$157
Securities loaned:
Equity securities	584	180
Total collateralized financings	$955	$337

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

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

$ in millions	March 31, 2024	September 30, 2023
Collateral we received that was available to be delivered or repledged	$3,464	$3,267
Collateral that we delivered or repledged	$1,725	$730

Encumbered assets

We also pledge certain of our assets, primarily trading assets, to collateralize repurchase agreements or other secured borrowings, maintain lines of credit, or to satisfy our collateral or settlement requirements with counterparties or clearing organizations who may or may not have the right to deliver or repledge such instruments. The following table presents information about our assets that have been pledged for such purposes.

$ in millions	March 31, 2024	September 30, 2023
Had the right to deliver or repledge	$1,283	$1,091
Did not have the right to deliver or repledge	$64	$63

We also pledge certain of our bank loans and available-for-sale securities with the FHLB as security for both the repayment of certain borrowings and to secure capacity for additional borrowings as needed. The FHLB does not have the ability to sell or repledge such securities until they are borrowed against. We also pledge certain loans and available-for-sale securities with the FRB to be eligible to participate in the Federal Reserve’s discount window program and to participate in certain deposit programs. The FRB does not have the ability to sell or repledge such securities. For additional information regarding our outstanding FHLB advances see Note 14. The following table presents information about our assets that have been pledged with the FHLB or FRB.

$ in millions	March 31, 2024	September 30, 2023
Assets pledged with the FHLB or FRB:
Available-for-sale securities	$3,796	$3,897
Bank loans	10,483	10,166
Total assets pledged with the FHLB or FRB	$14,279	$14,063

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

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

The following table presents the balances for held for investment loans by portfolio segment and held for sale loans.

$ in millions	March 31, 2024	September 30, 2023
SBL	$14,610	$14,606
C&I loans	10,190	10,406
CRE loans	7,462	7,221
REIT loans	1,701	1,668
Residential mortgage loans	9,016	8,662
Tax-exempt loans	1,445	1,541
Total loans held for investment	44,424	44,104
Held for sale loans	146	145
Total loans held for sale and investment	44,570	44,249
Allowance for credit losses	(471)	(474)
Bank loans, net (1)	$44,099	$43,775

ACL as a % of total loans held for investment	1.06%	1.07%
Accrued interest receivable on bank loans (included in “Other receivables, net”)	$212	$200

(1)Bank loans, net as of March 31, 2024 and September 30, 2023 are presented net of $28 million and $52 million, respectively, of net unamortized discount, unearned income, and deferred loan fees and costs. The net unamortized discount primarily arose from the acquisition date fair value purchase discount on bank loans acquired in the TriState Capital Holdings, Inc. (“TriState Capital”) acquisition. See Note 3 of our 2023 Form 10-K for additional information.

See Note 6 for additional information regarding bank loans pledged with the FHLB and FRB and Note 14 for additional information regarding borrowings from the FHLB.

Held for sale loans

We originated or purchased $552 million and $993 million of loans held for sale during the three and six months ended March 31, 2024, respectively, and $624 million and $1.43 billion during the three and six months ended March 31, 2023, respectively. The majority of these loans were purchases of the guaranteed portions of Small Business Administration (“SBA”) loans that were initially classified as loans held for sale upon purchase and subsequently transferred to trading instruments once they had been securitized into pools. Proceeds from the sales of these loans held for sale and not securitized amounted to $141 million and $243 million during the three and six months ended March 31, 2024, respectively, and $155 million and $353 million during the three and six months ended March 31, 2023, respectively. Net gains resulting from such sales were insignificant for each of the three and six months ended March 31, 2024 and 2023.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Purchases and sales of loans held for investment

The following table presents purchases and sales of loans held for investment by portfolio segment.

$ in millions	C&I loans	CRE loans	REIT loans	Residential mortgage loans	Total
Three months ended March 31, 2024
Purchases	$314	$—	$—	$77	$391
Sales	$44	$—	$9	$—	$53
Six months ended March 31, 2024
Purchases	$520	$—	$—	$122	$642
Sales	$163	$—	$9	$—	$172
Three months ended March 31, 2023
Purchases	$194	$—	$—	$110	$304
Sales	$147	$—	$—	$—	$147
Six months ended March 31, 2023
Purchases	$357	$39	$24	$300	$720
Sales	$147	$—	$—	$—	$147

Sales in the preceding table represent the recorded investment (i.e., net of charge-offs and discounts or premiums) of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. As more fully described in Note 2 of our 2023 Form 10-K, corporate loan sales generally occur as part of our credit management activities.

Past due, nonaccrual, and modified loans

The following table presents information on delinquency status of our loans held for investment.

$ in millions	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual with allowance	Nonaccrual with no allowance	Current and accruing	Total loans held for investment
March 31, 2024
SBL	$—	$—	$—	$—	$—	$14,610	$14,610
C&I loans	—	—	—	66	—	10,124	10,190
CRE loans	2	—	2	103	11	7,346	7,462
REIT loans	—	—	—	—	—	1,701	1,701
Residential mortgage loans	3	—	3	—	7	9,006	9,016
Tax-exempt loans	—	—	—	—	—	1,445	1,445
Total loans held for investment	$5	$—	$5	$169	$18	$44,232	$44,424

September 30, 2023
SBL	$9	$—	$9	$—	$—	$14,597	$14,606
C&I loans	—	—	—	69	2	10,335	10,406
CRE loans	—	—	—	35	13	7,173	7,221
REIT loans	—	—	—	—	—	1,668	1,668
Residential mortgage loans	2	—	2	—	9	8,651	8,662
Tax-exempt loans	—	—	—	—	—	1,541	1,541
Total loans held for investment	$11	$—	$11	$104	$24	$43,965	$44,104

The preceding table includes $103 million and $96 million at March 31, 2024 and September 30, 2023, respectively, of nonaccrual loans which were current pursuant to their contractual terms.

In the normal course of business, we may modify the original terms of a loan agreement. In certain circumstances, we may agree to modify the original terms of a loan agreement to a borrower experiencing financial difficulty, which may include a borrower in default, financial distress, bankruptcy or other circumstances. Modifications of loans to borrowers experiencing financial difficulty are designed to reduce our loss exposure while providing borrowers with an opportunity to work through financial difficulties, often to avoid foreclosure or bankruptcy. Loan modifications to borrowers experiencing financial difficulty typically involve principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay (i.e., payment or maturity forbearance greater than six months), or a term extension, or any combination thereof. Modified loans to

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

borrowers experiencing financial difficulty are subject to our nonaccrual policies. Loans to borrowers experiencing financial difficulty which were modified during the three and six months ended March 31, 2024 were not significant.

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

Other real estate owned, included in “Other assets” on our Condensed Consolidated Statements of Financial Condition, was insignificant at both March 31, 2024 and September 30, 2023.

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

$ in millions	Nature of collateral	March 31, 2024	September 30, 2023
C&I loans	Commercial real estate and other business assets	$9	$11
CRE loans	Office, multi-family residential, healthcare, medical office, and industrial real estate	$159	$47
Residential mortgage loans	Single family homes	$4	$5

CRE collateral dependent loans as of March 31, 2024 included certain loans that were placed on nonaccrual status with an associated allowance during the six months ended March 31, 2024. The recorded investments in residential mortgage loans secured by one-to-four family residential properties for which formal foreclosure proceedings were in process were $3 million and $4 million as of March 31, 2024 and September 30, 2023, respectively.

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

	As of and for the six months ended March 31, 2024
	Loans by origination fiscal year
$ in millions	2024	2023	2022	2021	2020	Prior	Revolving loans	Total
SBL
Risk rating:
Pass	$49	$25	$17	$85	$34	$76	$14,310	$14,596
Special mention	—	—	—	—	—	—	—	—
Substandard (1)	14	—	—	—	—	—	—	14
Doubtful	—	—	—	—	—	—	—	—
Total SBL	$63	$25	$17	$85	$34	$76	$14,310	$14,610
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

C&I loans
Risk rating:
Pass	$222	$722	$1,203	$915	$867	$3,555	$2,540	$10,024
Special mention	—	—	5	—	39	—	1	45
Substandard	—	—	—	29	55	21	16	121
Doubtful	—	—	—	—	—	—	—	—
Total C&I loans	$222	$722	$1,208	$944	$961	$3,576	$2,557	$10,190
Gross charge-offs	$—	$—	$—	$1	$1	$29	$—	$31

CRE loans
Risk rating:
Pass	$312	$1,217	$2,237	$1,093	$691	$1,303	$351	$7,204
Special mention	—	5	26	—	14	20	—	65
Substandard	—	—	9	5	57	105	17	193
Doubtful	—	—	—	—	—	—	—	—
Total CRE loans	$312	$1,222	$2,272	$1,098	$762	$1,428	$368	$7,462
Gross charge offs	$—	$—	$—	$—	$—	$7	$—	$7

REIT loans
Risk rating:
Pass	$83	$217	$183	$221	$102	$253	$567	$1,626
Special mention	—	12	—	—	—	12	51	75
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$83	$229	$183	$221	$102	$265	$618	$1,701
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage loans
Risk rating:
Pass	$607	$1,720	$2,823	$1,575	$884	$1,349	$34	$8,992
Special mention	—	—	3	—	—	6	—	9
Substandard	—	—	3	—	—	12	—	15
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$607	$1,720	$2,829	$1,575	$884	$1,367	$34	$9,016
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Tax-exempt loans
Risk rating:
Pass	$62	$57	$266	$156	$54	$850	$—	$1,445
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$62	$57	$266	$156	$54	$850	$—	$1,445
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

(1)As of March 31, 2024, these balances relate to loans which were collateralized by private securities or other financial instruments with a limited trading market.

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

	March 31, 2024
	Loans by origination fiscal year
$ in millions	2024	2023	2022	2021	2020	Prior	Revolving loans	Total
FICO score:
Below 600	$—	$4	$11	$3	$3	$15	$—	$36
600 - 699	38	82	100	64	32	77	3	396
700 - 799	463	1,259	1,562	862	513	748	22	5,429
800 +	106	371	1,156	644	335	523	8	3,143
FICO score not available	—	4	—	2	1	4	1	12
Total	$607	$1,720	$2,829	$1,575	$884	$1,367	$34	$9,016

LTV ratio:
Below 80%	$442	$1,212	$2,170	$1,231	$685	$1,044	$33	$6,817
80%+	165	508	659	344	199	323	1	2,199
Total	$607	$1,720	$2,829	$1,575	$884	$1,367	$34	$9,016

	September 30, 2023
	Loans by origination fiscal year
$ in millions	2023	2022	2021	2020	2019	Prior	Revolving loans	Total
FICO score:
Below 600	$7	$1	$3	$2	$3	$55	$—	$71
600 - 699	99	154	106	83	30	79	4	555
700 - 799	1,381	2,327	1,218	666	320	609	20	6,541
800 +	274	407	279	168	77	265	6	1,476
FICO score not available	4	2	3	1	5	3	1	19
Total	$1,765	$2,891	$1,609	$920	$435	$1,011	$31	$8,662

LTV ratio:
Below 80%	$1,244	$2,218	$1,257	$716	$323	$780	$29	$6,567
80%+	521	673	352	204	112	231	2	2,095
Total	$1,765	$2,891	$1,609	$920	$435	$1,011	$31	$8,662

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Allowance for credit losses

The following table presents changes in the allowance for credit losses on held for investment bank loans by portfolio segment.

$ in millions	SBL	C&I loans	CRE loans	REIT loans	Residential mortgage loans	Tax-exempt loans	Total
Three months ended March 31, 2024
Balance at beginning of period	$7	$211	$174	$17	$68	$2	$479
Provision/(benefit) for credit losses	(1)	8	13	2	(1)	—	21
Net (charge-offs)/recoveries:
Charge-offs	—	(25)	(5)	—	—	—	(30)
Recoveries	—	2	—	—	—	—	2
Net (charge-offs)/recoveries	—	(23)	(5)	—	—	—	(28)
Foreign exchange translation adjustment	—	—	(1)	—	—	—	(1)
Balance at end of period	$6	$196	$181	$19	$67	$2	$471

Six months ended March 31, 2024
Balance at beginning of period	$7	$214	$161	$16	$74	$2	$474
Provision/(benefit) for credit losses	(1)	11	27	3	(7)	—	33
Net (charge-offs)/recoveries:
Charge-offs	—	(31)	(7)	—	—	—	(38)
Recoveries	—	2	—	—	—	—	2
Net (charge-offs)/recoveries	—	(29)	(7)	—	—	—	(36)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of period	$6	$196	$181	$19	$67	$2	$471

ACL by loan portfolio segment as a % of total ACL	1.3%	41.7%	38.4%	4.0%	14.2%	0.4%	100.0%

Three months ended March 31, 2023
Balance at beginning of period	$4	$222	$91	$15	$74	$2	$408
Provision/(benefit) for credit losses	1	18	9	—	—	—	28
Net (charge-offs)/recoveries:
Charge-offs	—	(20)	—	—	—	—	(20)
Recoveries	—	—	—	—	—	—	—
Net (charge-offs)/recoveries	—	(20)	—	—	—	—	(20)
Foreign exchange translation adjustment	—	(1)	—	—	—	—	(1)
Balance at end of period	$5	$219	$100	$15	$74	$2	$415

Six months ended March 31, 2023
Balance at beginning of period	$3	$226	$87	$21	$57	$2	$396
Provision/(benefit) for credit losses	2	18	11	(6)	17	—	42
Net (charge-offs)/recoveries:
Charge-offs	—	(24)	(1)	—	—	—	(25)
Recoveries	—	—	3	—	—	—	3
Net (charge-offs)/recoveries	—	(24)	2	—	—	—	(22)
Foreign exchange translation adjustment	—	(1)	—	—	—	—	(1)
Balance at end of period	$5	$219	$100	$15	$74	$2	$415

ACL by loan portfolio segment as a % of total ACL	1.2%	52.8%	24.1%	3.6%	17.8%	0.5%	100.0%

The allowance for credit losses on held for investment bank loans decreased $8 million and $3 million during the three and six months ended March 31, 2024, respectively, primarily resulting from provisions for credit losses of $21 million and $33 million, respectively, partially offset by net charge-offs of certain loans during the period. The provision for credit losses for the three and six months ended March 31, 2024 primarily reflected the impacts of specific reserves, loan downgrades and charge-offs in our C&I and CRE loan portfolios, partially offset by the favorable impacts of an improved economic forecast and net loan payments.

The allowance for credit losses on unfunded lending commitments, which is included in “Other payables” on our Condensed Consolidated Statements of Financial Condition, was $20 million at both March 31, 2024 and December 31, 2023 and $22 million at September 30, 2023.

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

$ in millions	March 31, 2024	September 30, 2023
Affiliated with the firm as of period-end (1)	$1,212	$1,158
No longer affiliated with the firm as of period-end (2)	11	10
Total loans to financial advisors	1,223	1,168
Allowance for credit losses	(33)	(32)
Loans to financial advisors, net	$1,190	$1,136
Accrued interest receivable on loans to financial advisors (included in “Other receivables, net”)	$7	$6
Allowance for credit losses as a percent of total loans to financial advisors	2.70%	2.74%

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

$ in millions	Aggregate assets	Aggregate liabilities
March 31, 2024
LIHTC funds	$152	$75
Restricted Stock Trust Fund	28	28
Total	$180	$103

September 30, 2023
LIHTC funds	$51	$6
Restricted Stock Trust Fund	20	20
Total	$71	$26

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table presents information about the carrying value of the assets and liabilities of the VIEs which we consolidate and which are included on our Condensed Consolidated Statements of Financial Condition. Intercompany balances are eliminated in consolidation and are not reflected in the following table.

$ in millions	March 31, 2024	September 30, 2023
Assets:
Cash and cash equivalents and assets segregated for regulatory purposes and restricted cash	$14	$5
Other assets	138	46
Total assets	$152	$51
Liabilities:
Other payables	$53	$—
Total liabilities	$53	$—
Noncontrolling interests	$(5)	$(27)

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

	March 31, 2024			September 30, 2023
$ in millions	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
LIHTC funds	$9,026	$3,041	$67	$8,451	$2,964	$113
Private Equity Interests	2,577	782	99	2,591	655	101
Other	182	70	3	201	84	3
Total	$11,785	$3,893	$169	$11,243	$3,703	$217

NOTE 10 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

Our goodwill and identifiable intangible assets result from various acquisitions. See Notes 2 and 11 of our 2023 Form 10-K for additional information about our goodwill and intangible assets, including the related accounting policies.

We perform goodwill and indefinite-lived intangible asset impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value or indicate that the asset is impaired.  We performed our latest annual impairment testing for our goodwill and indefinite-lived intangible assets as of our January 1, 2024 evaluation date, evaluating balances as of December 31, 2023. In that testing, we performed a qualitative impairment assessment for each of our reporting units that had goodwill, as well as for our indefinite-lived intangible assets.

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

$ in millions	March 31, 2024	September 30, 2023
Investments in company-owned life insurance policies	$1,312	$1,110
Property and equipment, net	596	561
Lease right-of-use (“ROU”) assets	538	560
Prepaid expenses	258	209
Investments in FHLB and FRB stock	115	114
Client-owned fractional shares	119	98
All other	264	141
Total other assets	$3,202	$2,793

See Note 13 of our 2023 Form 10-K for additional information regarding our property and equipment and Note 12 of this Form 10-Q and Note 14 of our 2023 Form 10-K for additional information regarding our leases.

NOTE 12 – LEASES

The following table presents the balances related to our leases on our Condensed Consolidated Statements of Financial Condition. See Notes 2 and 14 of our 2023 Form 10-K for additional information related to our leases, including a discussion of our accounting policies.

$ in millions	March 31, 2024	September 30, 2023
ROU assets (included in “Other assets”)	$538	$560
Lease liabilities (included in “Other payables”)	$528	$539

Lease liabilities as of March 31, 2024 excluded $37 million of minimum lease payments related to lease arrangements that were legally binding but had not yet commenced. These leases are estimated to commence between dates later in fiscal year 2024 through fiscal year 2025 with lease terms ranging from four to ten years.

Lease expense

The following table details the components of lease expense, which is included in “Occupancy and equipment” expense on our Condensed Consolidated Statements of Income and Comprehensive Income.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2024	2023	2024	2023
Lease costs	$34	$32	$69	$63
Variable lease costs	$10	$8	$19	$15

Variable lease costs in the preceding table include payments required under lease arrangements for common area maintenance charges and other variable costs that are not reflected in the measurement of ROU assets and lease liabilities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 13 – BANK DEPOSITS

Bank deposits include money market and savings accounts, interest-bearing demand deposits, which include Negotiable Order of Withdrawal accounts, certificates of deposit, and non-interest-bearing demand deposits held by our bank subsidiaries. The following table presents a summary of bank deposits, excluding affiliate deposits, as well as the weighted-average interest rates on such deposits. The calculation of the weighted-average rates was based on the actual deposit balances and rates at each respective period end.

	March 31, 2024		September 30, 2023
$ in millions	Balance	Weighted-average rate	Balance	Weighted-average rate
Money market and savings accounts	$31,094	2.11%	$32,268	1.85%
Interest-bearing demand deposits	20,784	4.97%	18,376	4.98%
Certificates of deposit	2,471	4.68%	2,831	4.41%
Non-interest-bearing demand deposits	494	—	724	—
Total bank deposits	$54,843	3.32%	$54,199	3.06%

Money market and savings accounts in the preceding table included $23.41 billion and $25.36 billion as of March 31, 2024 and September 30, 2023, respectively, of cash balances which were swept to our Bank segment from the client investment accounts maintained at Raymond James & Associates, Inc. (“RJ&A”). Such deposits are held in Federal Deposit Insurance Corporation (“FDIC”)-insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”). Total bank deposits in the preceding table included $14.54 billion and $13.59 billion of deposits as of March 31, 2024 and September 30, 2023, respectively, associated with our Enhanced Savings Program (“ESP”), in which PCG clients deposit cash in a high-yield Raymond James Bank account. Substantially all of the ESP balances are reflected in interest-bearing demand deposits in the preceding table.

The following table details the amount of total bank deposits (which excludes affiliate deposits) that are FDIC-insured, as well as the amount that exceeded the FDIC insurance limit at each respective period end.

$ in millions	March 31, 2024	September 30, 2023
FDIC-insured bank deposits	$48,268	$48,344
Bank deposits exceeding FDIC insurance limit (1) (2)	6,575	5,855
Total bank deposits	$54,843	$54,199
FDIC-insured bank deposits as a % of total bank deposits	88%	89%

(1)Bank deposits that exceeded the FDIC insurance limit were calculated in accordance with applicable regulatory reporting requirements.
(2)Excluded affiliate deposits exceeding the FDIC insurance limit of $888 million and $764 million as of March 31, 2024 and September 30, 2023, respectively.

The following table sets forth the amount of certificates of deposit that exceeded the FDIC insurance limit, categorized by the time remaining until maturity, as of March 31, 2024.

$ in millions	March 31, 2024
Three months or less	$72
Over three through six months	38
Over six through twelve months	42
Over twelve months	13
Total certificates of deposit that exceeded the FDIC insurance limit (1)	$165

(1)Total certificates of deposit that exceeded the FDIC insurance limit were calculated in accordance with applicable regulatory reporting requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Interest expense on deposits, excluding interest expense related to affiliate deposits, is summarized in the following table.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2024	2023	2024	2023
Money market and savings accounts	$159	$128	$315	$245
Interest-bearing demand deposits	252	62	495	109
Certificates of deposit	30	16	62	24
Total interest expense on deposits	$441	$206	$872	$378

We use an interest rate swap to manage the risk of increases in interest rates associated with certain money market and savings accounts by converting the balances subject to variable interest rates to a fixed interest rate. See Note 2 of our 2023 Form 10-K for information regarding this interest rate swap, which has been designated and accounted for as a cash flow hedge.

NOTE 14 – OTHER BORROWINGS

The following table details the components of our other borrowings.

	March 31, 2024			September 30, 2023
$ in millions	Weighted-average interest rate	Maturity date	Balance	Weighted-average interest rate	Maturity date	Balance
FHLB advances:
Floating rate - term	5.65%	March 2025 - June 2025	$650	5.62%	December 2023 - March 2025	$850
Fixed rate	4.77%	June 2024 - December 2028	350	5.70%	December 2023	150
Total FHLB advances			1,000			1,000
Subordinated notes - fixed-to-floating (including an unaccreted premium of $1 and $2, respectively)	5.75%	May 2030	99	5.75%	May 2030	100
Unsecured lines of credit	7.07%	Overnight	200	N/A	N/A	—
Total other borrowings			$1,299			$1,100

We use interest rate swaps to manage the risk of increases in interest rates associated with the majority our floating-rate FHLB advances by converting the balances subject to variable interest rates to a fixed interest rate. See Note 2 of our 2023 Form 10-K for information regarding these interest rate swaps, which have been designated and accounted for as cash flow hedges. See Note 6 for additional information regarding bank loans and available-for-sale securities pledged with the FHLB as security for our FHLB borrowings.

Subordinated notes

As of March 31, 2024, we had subordinated notes due May 2030 outstanding, with an aggregate principal amount of $98 million. Our subordinated notes incur interest at a fixed rate of 5.75% until May 2025 and thereafter at a variable interest rate equal to 3-month CME Term Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment of 5.62% per annum. We may redeem these subordinated notes beginning in August 2025 at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to the redemption date.

Credit Facility

RJF and RJ&A are parties to a revolving credit facility agreement (the “Credit Facility”), a committed unsecured line of credit under which either RJ&A or RJF have the ability to borrow. The Credit Facility has a term through April 2028 and provides for maximum borrowings of up to $750 million. The interest rates on borrowings under the Credit Facility are variable and based on SOFR, as adjusted for RJF’s credit rating. There were no borrowings outstanding on the Credit Facility as of March 31, 2024 and September 30, 2023. There is a facility fee associated with the Credit Facility, which also varies with RJF’s credit rating (the “Variable Rate Facility Fee”). Based upon RJF’s credit rating as of March 31, 2024, the Variable Rate Facility Fee, which is applied to the committed amount, was 0.125% per annum.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Other

In addition to the Credit Facility, we maintain various secured and unsecured lines of credit, which are generally utilized to finance certain fixed income trading instruments or for cash management purposes. Borrowings during the period were generally day-to-day, and we had $200 million outstanding as of March 31, 2024. The interest rates for these arrangements are variable and are based on a daily bank quoted rate, which may reference SOFR, the federal funds rate, a lender’s prime rate, the Canadian prime rate or another commercially available rate, as applicable.

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

Effective tax rate

Our effective income tax rate of 21.4% for the six months ended March 31, 2024 was lower than the 23.7% effective tax rate for our fiscal year 2023. The decrease in the effective income tax rate was primarily due to a larger tax benefit recognized during the current period related to nontaxable valuation gains associated with our company-owned life insurance policies, compared to that for the fiscal year 2023, as well as a lower amount of nondeductible fines and penalties compared to fiscal year 2023.

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

NOTE 16 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Underwriting commitments

In the normal course of business, we enter into commitments for debt and equity underwritings. As of March 31, 2024, we had two such open underwriting commitments, which were subsequently settled in open market transactions and did not result in any losses.

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

$ in millions	March 31, 2024	September 30, 2023
SBL and other consumer lines of credit	$41,269	$38,791
Commercial lines of credit	$4,482	$4,131
Unfunded lending commitments	$749	$936
Standby letters of credit	$125	$123

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

We offer loans to prospective financial advisors for recruiting and retention purposes. See Note 2 of our 2023 Form 10-K and Note 8 of this Form 10-Q for additional information regarding our loans to financial advisors. These offers are contingent upon certain events occurring, including the individuals joining us or continuing their affiliation with us and meeting certain other conditions outlined in their offer. We had unfunded commitments of $27 million for loans to financial advisors who have met such conditions as of March 31, 2024.

Investment commitments

We had unfunded commitments to various investments, primarily held by Raymond James Bank and TriState Capital Bank, of $61 million as of March 31, 2024.

Other commitments

Raymond James Affordable Housing Investments, Inc. (“RJAHI”) sells investments in project partnerships to various LIHTC funds, which have third-party investors, and for which RJAHI serves as the managing member or general partner. RJAHI typically sells investments in project partnerships to LIHTC funds within 90 days of their acquisition. Until such investments are sold to LIHTC funds, RJAHI is responsible for funding investment commitments to such partnerships. As of March 31, 2024, RJAHI had committed approximately $199 million to project partnerships that had not yet been sold to LIHTC funds. Because we expect to sell these project partnerships to LIHTC funds and the equity funding events arise over future periods, the contractual commitments are not expected to materially impact our future liquidity requirements. RJAHI may also make short-term loans or advances to project partnerships and LIHTC funds.

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

RJF and certain of its subsidiaries are subject to regular reviews and inspections by regulatory authorities and self-regulatory organizations. Reviews can result in the imposition of sanctions for regulatory violations, ranging from non-monetary censures to fines and, in serious cases, temporary or permanent suspension from conducting business, or limitations on certain business activities. In addition, regulatory agencies and self-regulatory organizations institute investigations from time to time, among other things, into industry practices, which can also result in the imposition of such sanctions. As previously disclosed, the firm has been cooperating with the SEC in connection with an investigation of the firm’s compliance with records preservation requirements relating to business communications sent over electronic messaging channels that have not been approved by the firm. The SEC has reportedly been conducting similar investigations of record preservation practices at other financial institutions. We have reached a settlement in principle with the SEC’s Division of Enforcement to resolve this investigation, which will include the payment of a $50 million civil monetary penalty. That amount was accrued within “Other payables” on our Condensed Consolidated Statements of Financial Condition as of March 31, 2024. The settlement is subject to the negotiation of definitive documentation and final approval by the SEC. Refer to Note 2 of our 2023 Form 10-K for a discussion of our criteria for recognizing liabilities for contingencies.

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

There are certain matters for which we are unable to estimate the upper end of the range of reasonably possible loss. With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss as of March 31, 2024, we estimated the upper end of the range of reasonably possible aggregate loss to be approximately $30 million in excess of the aggregate accruals for such matters.  Refer to Note 2 of our 2023 Form 10-K for a discussion of our criteria for recognizing liabilities for contingencies.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 17 – SHAREHOLDERS’ EQUITY

Preferred stock

The following table details the shares outstanding, carrying value, and aggregate liquidation preference of our preferred stock. For further details regarding our preferred stock see Note 20 of our 2023 Form 10-K.

$ in millions	March 31, 2024	September 30, 2023
6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”):
Shares outstanding	80,500	80,500
Carrying value	$79	$79
Aggregate liquidation preference	$81	$81

The following table details dividends declared and dividends paid on our 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”) and Series B Preferred Stock for the three and six months ended March 31, 2024 and 2023. We redeemed all outstanding shares of our Series A Preferred Stock on April 3, 2023.

	Dividends declared		Dividends paid
$ in millions, except per share amounts	Total dividends	Per preferred share amount	Total dividends	Per preferred share amount
Three months ended March 31, 2024
Series B Preferred Stock	$2	$15.94	$2	$15.94
Six months ended March 31, 2024
Series B Preferred Stock	$3	$31.88	$3	$31.88
Three months ended March 31, 2023
Series A Preferred Stock	$1	$16.88	$1	$16.88
Series B Preferred Stock	1	$15.94	1	$15.94
Total	$2		$2
Six months ended March 31, 2023
Series A Preferred Stock	$2	$33.76	$2	$33.76
Series B Preferred Stock	2	$31.88	2	$31.88
Total	$4		$4

Common equity

The following table presents the changes in our common shares outstanding for the three and six months ended March 31, 2024 and 2023.

	Three months ended March 31,		Six months ended March 31,
Shares in millions	2024	2023	2024	2023
Balance beginning of period	208.7	215.0	208.8	215.1
Repurchases of common stock under the Board of Directors’ common stock repurchase authorization	(1.7)	(3.7)	(3.1)	(5.0)
Issuances due to vesting of RSUs, employee stock purchases, and exercise of stock options, net of forfeitures	0.3	0.3	1.6	1.5
Balance end of period	207.3	211.6	207.3	211.6

We issue shares from time to time during the year to satisfy obligations under certain of our share-based compensation programs, some of which may be reissued out of treasury shares. See Note 20 of this Form 10-Q and Note 23 of our 2023 Form 10-K for additional information on these programs.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Share repurchases

We repurchase shares of our common stock from time to time for a number of reasons, including to offset dilution, which could arise from share issuances resulting from share-based compensation programs or acquisitions. In November 2023, our Board of Directors authorized common stock repurchases of up to $1.5 billion, which replaced the previous authorization. Our share repurchases are effected primarily through regular open-market purchases, typically under a SEC Rule 10b-18 plan, the amounts and timing of which are determined primarily by our current and projected capital position, applicable legal and regulatory constraints, general market conditions and the price and trading volumes of our common stock. During the three months ended March 31, 2024, we repurchased 1.70 million shares of our common stock for $207 million at an average price of $121.99 per share under the Board of Directors’ common stock repurchase authorization. During the six months ended March 31, 2024, we repurchased 3.10 million shares of our common stock for $357 million at an average price of $114.96 per share. As of March 31, 2024, $1.19 billion remained available under the Board of Directors’ common stock repurchase authorization. Subsequent to March 31, 2024, we repurchased 336 thousand shares, for a cumulative year-to-date repurchase through the date of this Form 10-Q of 3.44 million shares of our common stock for $400 million at an average price of $116.32 per share. After the effect of those repurchases, $1.14 billion remained available under the Board of Directors’ common stock repurchase authorization as of the date of this Form 10-Q.

Common stock dividends

Dividends per common share declared and paid are detailed in the following table for each respective period.

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Dividends per common share - declared	$0.45	$0.42	$0.90	$0.84
Dividends per common share - paid	$0.45	$0.42	$0.87	$0.76

Our dividend payout ratio is detailed in the following table for each respective period and is computed by dividing dividends declared per common share by earnings per diluted common share.

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Dividend payout ratio	20.3%	21.8%	19.8%	19.9%

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

$ in millions	Net investment hedges	Currency translations	Subtotal: net investment hedges and currency translations	Available- for-sale securities	Cash flow hedges	Total
Three months ended March 31, 2024
AOCI as of beginning of period	$121	$(165)	$(44)	$(672)	$23	$(693)
OCI:
OCI before reclassifications and taxes	29	(33)	(4)	(34)	18	(20)
Amounts reclassified from AOCI, before tax	—	—	—	—	(9)	(9)
Pre-tax net OCI	29	(33)	(4)	(34)	9	(29)
Income tax effect	(7)	—	(7)	8	(3)	(2)
OCI for the period, net of tax	22	(33)	(11)	(26)	6	(31)
AOCI as of end of period	$143	$(198)	$(55)	$(698)	$29	$(724)

Six months ended March 31, 2024
AOCI as of beginning of period	$143	$(216)	$(73)	$(942)	$44	$(971)
OCI:
OCI before reclassifications and taxes	—	18	18	324	—	342
Amounts reclassified from AOCI, before tax	—	—	—	—	(19)	(19)
Pre-tax net OCI	—	18	18	324	(19)	323
Income tax effect	—	—	—	(80)	4	(76)
OCI for the period, net of tax	—	18	18	244	(15)	247
AOCI as of end of period	$143	$(198)	$(55)	$(698)	$29	$(724)

Three months ended March 31, 2023
AOCI as of beginning of period	$139	$(216)	$(77)	$(855)	$41	$(891)
OCI:
OCI before reclassifications and taxes	(4)	11	7	126	(7)	126
Amounts reclassified from AOCI, before tax	—	—	—	—	(8)	(8)
Pre-tax net OCI	(4)	11	7	126	(15)	118
Income tax effect	1	(1)	—	(29)	4	(25)
OCI for the period, net of tax	(3)	10	7	97	(11)	93
AOCI as of end of period	$136	$(206)	$(70)	$(758)	$30	$(798)

Six months ended March 31, 2023
AOCI as of beginning of period	$153	$(276)	$(123)	$(902)	$43	$(982)
OCI:
OCI before reclassifications and taxes	(23)	71	48	211	(5)	254
Amounts reclassified from AOCI, before tax	—	—	—	—	(13)	(13)
Pre-tax net OCI	(23)	71	48	211	(18)	241
Income tax effect	6	(1)	5	(67)	5	(57)
OCI for the period, net of tax	(17)	70	53	144	(13)	184
AOCI as of end of period	$136	$(206)	$(70)	$(758)	$30	$(798)

Reclassifications from AOCI to net income, excluding taxes, for the three and six months ended March 31, 2024 and 2023 were recorded in “Interest expense” on the Condensed Consolidated Statements of Income and Comprehensive Income.

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

NOTE 18 – REVENUES

The following tables present our sources of revenues by segment. For further information about our significant accounting policies related to revenue recognition see Note 2 of our 2023 Form 10-K. See Note 26 of our 2023 Form 10-K and Note 23 of this Form 10-Q for additional information on our segments.

	Three months ended March 31, 2024
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,283	$1	$242	$—	$(10)	$1,516
Brokerage revenues:
Securities commissions:
Mutual and other fund products	141	1	1	—	—	143
Insurance and annuity products	127	—	—	—	—	127
Equities, exchange-traded funds (“ETFs”) and fixed income products	113	35	—	—	(4)	144
Subtotal securities commissions	381	36	1	—	(4)	414
Principal transactions (1)	26	86	—	2	—	114
Total brokerage revenues	407	122	1	2	(4)	528
Account and service fees:
Mutual fund and annuity service fees	115	—	4	—	—	119
RJBDP fees	366	2	—	—	(208)	160
Client account and other fees	64	1	1	—	(10)	56
Total account and service fees	545	3	5	—	(218)	335
Investment banking:
Merger & acquisition and advisory	—	107	—	—	—	107
Equity underwriting	8	23	—	—	—	31
Debt underwriting	—	41	—	—	—	41
Total investment banking	8	171	—	—	—	179
Other:
Affordable housing investments business revenues	—	22	—	—	—	22
All other (1)	6	—	1	9	(7)	9
Total other	6	22	1	9	(7)	31
Total non-interest revenues	2,249	319	249	11	(239)	2,589
Interest income (1)	122	26	3	868	30	1,049
Total revenues	2,371	345	252	879	(209)	3,638
Interest expense	(30)	(24)	—	(455)	(11)	(520)
Net revenues	$2,341	$321	$252	$424	$(220)	$3,118

(1)These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

	Three months ended March 31, 2023
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,102	$—	$206	$—	$(6)	$1,302
Brokerage revenues:
Securities commissions:
Mutual and other fund products	135	2	1	—	(1)	137
Insurance and annuity products	113	—	—	—	—	113
Equities, ETFs and fixed income products	88	32	—	—	(1)	119
Subtotal securities commissions	336	34	1	—	(2)	369
Principal transactions (1)	28	96	—	4	(1)	127
Total brokerage revenues	364	130	1	4	(3)	496
Account and service fees:
Mutual fund and annuity service fees	105	—	1	—	(1)	105
RJBDP fees	411	1	—	—	(312)	100
Client account and other fees	56	1	5	—	(9)	53
Total account and service fees	572	2	6	—	(322)	258
Investment banking:
Merger & acquisition and advisory	—	87	—	—	—	87
Equity underwriting	9	29	—	—	—	38
Debt underwriting	—	29	—	—	—	29
Total investment banking	9	145	—	—	—	154
Other:
Affordable housing investments business revenues	—	23	—	—	—	23
All other (1)	9	1	—	6	(7)	9
Total other	9	24	—	6	(7)	32
Total non-interest revenues	2,056	301	213	10	(338)	2,242
Interest income (1)	117	21	3	749	25	915
Total revenues	2,173	322	216	759	(313)	3,157
Interest expense	(29)	(20)	—	(219)	(16)	(284)
Net revenues	$2,144	$302	$216	$540	$(329)	$2,873

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

	Six months ended March 31, 2024
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$2,474	$1	$466	$—	$(18)	$2,923
Brokerage revenues:
Securities commissions:
Mutual and other fund products	277	3	3	—	(3)	280
Insurance and annuity products	252	—	—	—	—	252
Equities, ETFs and fixed income products	202	68	—	—	(5)	265
Subtotal securities commissions	731	71	3	—	(8)	797
Principal transactions (1)	58	191	—	4	—	253
Total brokerage revenues	789	262	3	4	(8)	1,050
Account and service fees:
Mutual fund and annuity service fees	221	—	5	—	(1)	225
RJBDP fees	741	3	—	—	(432)	312
Client account and other fees	129	3	6	—	(21)	117
Total account and service fees	1,091	6	11	—	(454)	654
Investment banking:
Merger & acquisition and advisory	—	225	—	—	—	225
Equity underwriting	19	49	—	—	—	68
Debt underwriting	—	67	—	—	—	67
Total investment banking	19	341	—	—	—	360
Other:
Affordable housing investments business revenues	—	45	—	—	—	45
All other (1)	10	1	1	22	(10)	24
Total other	10	46	1	22	(10)	69
Total non-interest revenues	4,383	656	481	26	(490)	5,056
Interest income (1)	240	49	6	1,740	67	2,102
Total revenues	4,623	705	487	1,766	(423)	7,158
Interest expense	(56)	(46)	—	(901)	(24)	(1,027)
Net revenues	$4,567	$659	$487	$865	$(447)	$6,131

(1)These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

	Six months ended March 31, 2023
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$2,155	$1	$403	$—	$(15)	$2,544
Brokerage revenues:
Securities commissions:
Mutual and other fund products	263	3	2	—	(1)	267
Insurance and annuity products	217	—	—	—	—	217
Equities, ETFs and fixed income products	173	65	—	—	(1)	237
Subtotal securities commissions	653	68	2	—	(2)	721
Principal transactions (1)	56	196	—	8	(1)	259
Total brokerage revenues	709	264	2	8	(3)	980
Account and service fees:
Mutual fund and annuity service fees	203	—	1	—	(1)	203
RJBDP fees	816	2	—	—	(581)	237
Client account and other fees	116	3	10	—	(22)	107
Total account and service fees	1,135	5	11	—	(604)	547
Investment banking:
Merger & acquisition and advisory	—	189	—	—	—	189
Equity underwriting	18	44	—	—	(1)	61
Debt underwriting	—	45	—	—	—	45
Total investment banking	18	278	—	—	(1)	295
Other:
Affordable housing investments business revenues	—	47	—	—	—	47
All other (1)	15	1	2	19	(8)	29
Total other	15	48	2	19	(8)	76
Total non-interest revenues	4,032	596	418	27	(631)	4,442
Interest income (1)	226	44	5	1,425	42	1,742
Total revenues	4,258	640	423	1,452	(589)	6,184
Interest expense	(51)	(43)	—	(404)	(27)	(525)
Net revenues	$4,207	$597	$423	$1,048	$(616)	$5,659

(1)These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

At March 31, 2024 and September 30, 2023, net receivables related to contracts with customers were $576 million and $519 million, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 19 – INTEREST INCOME AND INTEREST EXPENSE

The following table details the components of interest income and interest expense.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2024	2023	2024	2023
Interest income:
Cash and cash equivalents	$128	$75	$260	$130
Assets segregated for regulatory purposes and restricted cash	47	55	94	105
Trading assets — debt securities	19	13	34	27
Available-for-sale securities	56	54	112	107
Brokerage client receivables	47	41	92	82
Bank loans, net	727	657	1,461	1,256
All other	25	20	49	35
Total interest income	$1,049	$915	$2,102	$1,742
Interest expense:
Bank deposits	$441	$206	872	$378
Trading liabilities — debt securities	11	7	22	17
Brokerage client payables	21	23	41	40
Other borrowings	8	9	16	18
Senior notes payable	23	23	46	46
All other	16	16	30	26
Total interest expense	$520	$284	$1,027	$525
Net interest income	$529	$631	$1,075	$1,217
Bank loan provision for credit losses	(21)	(28)	(33)	(42)
Net interest income after bank loan provision for credit losses	$508	$603	$1,042	$1,175

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

Restricted stock units

During the three and six months ended March 31, 2024, we granted approximately 87 thousand and 1.8 million RSUs, respectively, with a weighted-average grant-date fair value of $117.55 and $107.21, respectively, compared with approximately 203 thousand and 2.1 million RSUs granted during the three and six months ended March 31, 2023, respectively, with a weighted-average grant-date fair value of $108.39 and $116.75, respectively. For the three and six months ended March 31, 2024, total share-based compensation amortization related to RSUs was $53 million and $140 million, respectively, compared with $54 million and $130 million for the three and six months ended March 31, 2023, respectively.

As of March 31, 2024, there were $377 million of total pre-tax compensation costs not yet recognized (net of estimated forfeitures) related to RSUs, including those granted during the six months ended March 31, 2024. These costs are expected to be recognized over a weighted-average period of three years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Restricted stock awards

Restricted stock awards (“RSAs”) were issued as a component of our total purchase consideration for TriState Capital on June 1, 2022, in accordance with the terms of the acquisition. See Note 23 of our 2023 Form 10-K for further discussion of these awards. For the three and six months ended March 31, 2024 total share-based compensation amortization related to these RSAs was $2 million and $4 million, respectively, compared with $2 million and $5 million for the three and six months ended March 31, 2023, respectively. As of March 31, 2024, there were $8 million of total pre-tax compensation costs not yet recognized for these RSAs. These costs are expected to be recognized over a weighted-average period of two years.

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

Under these rules, minimum requirements are established for both the quantity and quality of capital held by banking organizations. RJF, Raymond James Bank, and TriState Capital Bank are required to maintain minimum leverage ratios (defined as tier 1 capital divided by adjusted average assets), as well as minimum ratios of tier 1 capital, common equity tier 1 (“CET1”), and total capital to risk-weighted assets. These capital ratios incorporate quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under the regulatory capital rules and are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. We calculate these ratios in order to assess compliance with both regulatory requirements and internal capital policies. In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. As of March 31, 2024, capital levels at RJF, Raymond James Bank, and TriState Capital Bank exceeded the capital conservation buffer requirements and each entity was categorized as “well-capitalized.”

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

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJF as of March 31, 2024:
Tier 1 leverage	$9,875	12.3%	$3,214	4.0%	$4,018	5.0%
Tier 1 capital	$9,875	21.9%	$2,703	6.0%	$3,604	8.0%
CET1	$9,799	21.8%	$2,027	4.5%	$2,928	6.5%
Total capital	$10,499	23.3%	$3,604	8.0%	$4,505	10.0%

RJF as of September 30, 2023:
Tier 1 leverage	$9,321	11.9%	$3,123	4.0%	$3,904	5.0%
Tier 1 capital	$9,321	21.4%	$2,613	6.0%	$3,484	8.0%
CET1	$9,245	21.2%	$1,960	4.5%	$2,831	6.5%
Total capital	$9,934	22.8%	$3,484	8.0%	$4,355	10.0%

As of March 31, 2024, RJF’s regulatory capital increase compared with September 30, 2023 was driven by an increase in equity due to positive earnings, partially offset by share repurchases and dividends. RJF’s Tier 1 capital and Total capital ratios increased compared with September 30, 2023 resulting from the increase in regulatory capital, partially offset by an increase in risk-weighted assets. The increase in risk-weighted assets was primarily driven by increases in our company-owned life insurance policies, as well as brokerage client receivables and other receivables. RJF’s Tier 1 leverage ratio at March 31, 2024 increased compared to September 30, 2023 due to the increase in regulatory capital, which was partially offset by higher average assets, primarily driven by increases in cash, bank loans, and the aforementioned company-owned life insurance policies and receivables.

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

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
Raymond James Bank as of March 31, 2024:
Tier 1 leverage	$3,374	8.0%	$1,677	4.0%	$2,096	5.0%
Tier 1 capital	$3,374	14.0%	$1,445	6.0%	$1,927	8.0%
CET1	$3,374	14.0%	$1,084	4.5%	$1,566	6.5%
Total capital	$3,677	15.3%	$1,927	8.0%	$2,409	10.0%

Raymond James Bank as of September 30, 2023:
Tier 1 leverage	$3,355	7.8%	$1,710	4.0%	$2,137	5.0%
Tier 1 capital	$3,355	13.7%	$1,465	6.0%	$1,954	8.0%
CET1	$3,355	13.7%	$1,099	4.5%	$1,587	6.5%
Total capital	$3,662	15.0%	$1,954	8.0%	$2,442	10.0%

TriState Capital Bank as of March 31, 2024:
Tier 1 leverage	$1,417	7.2%	$789	4.0%	$986	5.0%
Tier 1 capital	$1,417	16.4%	$517	6.0%	$689	8.0%
CET1	$1,417	16.4%	$388	4.5%	$560	6.5%
Total capital	$1,467	17.0%	$689	8.0%	$862	10.0%

TriState Capital Bank as of September 30, 2023:
Tier 1 leverage	$1,290	7.2%	$721	4.0%	$902	5.0%
Tier 1 capital	$1,290	14.8%	$524	6.0%	$699	8.0%
CET1	$1,290	14.8%	$393	4.5%	$568	6.5%
Total capital	$1,333	15.3%	$699	8.0%	$874	10.0%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Our bank subsidiaries may pay dividends to RJF without prior approval of their regulators subject to certain restrictions including retained net income and targeted regulatory capital ratios. Dividends paid to RJF from our bank subsidiaries may be limited to the extent that capital is needed to support their balance sheet growth.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. The following table presents the net capital position of RJ&A.

$ in millions	March 31, 2024	September 30, 2023
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	33.5%	43.3%
Net capital	$993	$1,035
Less: required net capital	(59)	(48)
Excess net capital	$934	$987

As of March 31, 2024, all of our other active regulated domestic and international subsidiaries were in compliance with and exceeded all applicable capital requirements.

NOTE 22 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share.

	Three months ended March 31,		Six months ended March 31,
in millions, except per share amounts	2024	2023	2024	2023
Income for basic earnings per common share:
Net income available to common shareholders	$474	$425	$971	$932
Less allocation of earnings and dividends to participating securities	(1)	(2)	(2)	(3)
Net income available to common shareholders after participating securities	$473	$423	$969	$929
Income for diluted earnings per common share:
Net income available to common shareholders	$474	$425	$971	$932
Less allocation of earnings and dividends to participating securities	(1)	(2)	(2)	(3)
Net income available to common shareholders after participating securities	$473	$423	$969	$929
Common shares:
Average common shares in basic computation	208.3	214.3	208.4	214.5
Dilutive effect of outstanding stock options and certain RSUs	5.1	4.9	5.1	5.2
Average common and common equivalent shares used in diluted computation	213.4	219.2	213.5	219.7
Earnings per common share:
Basic	$2.27	$1.97	$4.65	$4.33
Diluted	$2.22	$1.93	$4.54	$4.23
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	—	1.6	0.1	1.3

The allocation of earnings and dividends to participating securities in the preceding table represents dividends paid during the period to participating securities, consisting of RSAs and certain RSUs, plus an allocation of undistributed earnings to such participating securities. Participating securities and related dividends paid on these participating securities were insignificant for each of the three and six months ended March 31, 2024 and 2023.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

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

The following table presents information concerning operations in these segments.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2024	2023	2024	2023
Net revenues:
Private Client Group	$2,341	$2,144	$4,567	$4,207
Capital Markets	321	302	659	597
Asset Management	252	216	487	423
Bank	424	540	865	1,048
Other	17	10	43	19
Intersegment eliminations	(237)	(339)	(490)	(635)
Total net revenues	$3,118	$2,873	$6,131	$5,659
Pre-tax income/(loss):
Private Client Group	$444	$441	$883	$875
Capital Markets	(17)	(34)	(14)	(50)
Asset Management	100	82	193	162
Bank	75	91	167	227
Other	7	(23)	10	(5)
Total pre-tax income	$609	$557	$1,239	$1,209

No individual client accounted for more than ten percent of revenues in any of the periods presented.

The following table presents our net interest income on a segment basis.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2024	2023	2024	2023
Net interest income:
Private Client Group	$92	$88	$184	$175
Capital Markets	2	1	3	1
Asset Management	3	3	6	5
Bank	413	530	839	1,021
Other	19	9	43	15
Net interest income	$529	$631	$1,075	$1,217

The following table presents our total assets on a segment basis.

$ in millions	March 31, 2024	September 30, 2023
Total assets:
Private Client Group	$13,194	$12,375
Capital Markets	3,601	3,087
Asset Management	555	567
Bank	61,038	60,041
Other	2,844	2,290
Total	$81,232	$78,360

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table presents goodwill, which was included in our total assets, on a segment basis.

$ in millions	March 31, 2024	September 30, 2023
Goodwill:
Private Client Group	$569	$564
Capital Markets	275	275
Asset Management	69	69
Bank	529	529
Total	$1,442	$1,437
We have operations in the U.S., Canada, and Europe. The vast majority of our long-lived assets are located in the U.S.  The following table presents our net revenues and pre-tax income/(loss) classified by major geographic area in which they were earned.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2024	2023	2024	2023
Net revenues:
U.S.	$2,846	$2,627	$5,607	$5,167
Canada	155	144	294	278
Europe	117	102	230	214
Total net revenues	$3,118	$2,873	$6,131	$5,659
Pre-tax income/(loss):
U.S.	$581	$524	$1,186	$1,133
Canada	37	36	64	67
Europe	(9)	(3)	(11)	9
Total pre-tax income	$609	$557	$1,239	$1,209
The following table presents our total assets by major geographic area in which they were held.

$ in millions	March 31, 2024	September 30, 2023
Total assets:
U.S.	$75,338	$72,506
Canada	3,379	3,404
Europe	2,515	2,450
Total	$81,232	$78,360
The following table presents goodwill, which was included in our total assets, classified by major geographic area in which it was held.

$ in millions	March 31, 2024	September 30, 2023
Goodwill:
U.S.	$1,250	$1,250
Canada	25	25
Europe	167	162
Total	$1,442	$1,437

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

EXECUTIVE OVERVIEW

Quarter ended March 31, 2024 compared with the quarter ended March 31, 2023

For our fiscal second quarter of 2024, we generated net revenues of $3.12 billion and pre-tax income of $609 million, each 9% higher than the prior-year quarter. Our net income available to common shareholders of $474 million increased 12%, and our earnings per diluted share were $2.22, reflecting an increase of 15%. Our annualized return on common equity (“ROCE”) for the quarter was 17.5%, compared with 17.3% for the prior-year quarter, and our annualized return on tangible common equity (“ROTCE”) was 21.0%(1), compared with 21.3%(1) for the prior-year quarter. Excluding the impact of $26 million of expenses related to acquisitions completed in prior years, such as compensation related to retention awards and amortization of identifiable intangible assets, our adjusted net income available to common shareholders was $494 million(1) for the three months ended March 31, 2024, an increase of 11% compared with adjusted net income available to common shareholders for the prior-year quarter. Our adjusted earnings per diluted share were $2.31(1), an increase of 14% compared with the prior-year quarter. Adjusted annualized ROCE for the quarter was 18.3%(1) and adjusted annualized ROTCE was 21.8%(1) compared with adjusted annualized ROCE of 18.2%(1) and adjusted annualized ROTCE of 22.3%(1) for the prior-year quarter.

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

The increase in net revenues compared with the prior-year quarter was primarily due to higher asset management and related administrative fees, largely the result of higher PCG client assets in fee-based accounts at the beginning of the current quarter compared with the prior-year quarter. Brokerage revenues also increased compared with the prior-year quarter largely due to an increase in client activity in the PCG segment, partially offset by lower fixed income brokerage revenues due to lower market volatility compared with the prior-year quarter. Investment banking revenues increased compared with the prior-year quarter due to higher merger & acquisition and advisory and debt underwriting revenues. Combined net interest income and RJBDP fees declined compared with the prior-year quarter, as the benefits of higher short-term interest rates and higher average interest-earning assets and RJBDP balances swept to third-party banks were more than offset by a significant increase in interest expense. The increase in interest expense was primarily due to a shift in the mix of deposit balances at our Bank segment, as lower-cost RJBDP balances declined, while balances in the higher-cost ESP, which was introduced to PCG clients in March 2023, and certificates of deposit increased.

Compensation, commissions and benefits expense increased 12%, primarily due to an increase in compensable revenues, as well as an increase in compensation costs to support our growth and annual salary increases. Our compensation ratio, or the ratio of compensation, commissions and benefits expense to net revenues, was 65.5%, compared with 63.3% for the prior-year quarter. Excluding acquisition-related compensation expenses, our adjusted compensation ratio was 65.2%(1), compared with 62.8%(1) for the prior-year quarter. The increase in the compensation ratio primarily resulted from changes in our revenue mix due to increases in compensable revenues compared with the prior-year quarter, as well as a decrease in combined net interest income and RJBDP fees from third-party banks, which have little associated direct compensation.

Non-compensation expenses decreased 6%, largely due to the favorable impact of a net legal and regulatory reserve release in the quarter of $32 million, while the prior-year quarter reflected incremental net expense including the impact of an unfavorable arbitration award. The bank loan provision for credit losses also declined compared with the prior-year quarter, reflecting an improved economic outlook year over year. Partially offsetting these decreases were higher communications and information processing expenses as we continue to invest in our technology for the benefit of our clients and advisors, and higher investment sub-advisory fees which are highly correlated with the increase in asset management fee revenues.

Our effective income tax rate was 21.8% for our fiscal second quarter of 2024, a decrease compared with the 23.3% effective income tax rate for the prior-year quarter, primarily due to a larger tax benefit recognized during the current quarter related to nontaxable valuation gains associated with our company-owned life insurance policies, compared to that for the prior-year quarter, as well as a favorable impact on our effective tax rate from lower nondeductible fines and penalties in the current quarter.

As of March 31, 2024, our Tier 1 leverage ratio of 12.3% and Total capital ratio of 23.3% were both significantly higher than the regulatory requirement to be considered well-capitalized. We also continue to have substantial liquidity with $2.03 billion(2) of cash at the parent as of March 31, 2024. We believe our capital and funding position provides us the opportunity to manage our balance sheet prudently and to continue to be opportunistic and invest in growth. During the three months ended March 31, 2024, we repurchased 1.70 million shares of our common stock for $207 million at an average price of $122 per share under the Board of Directors’ common stock repurchase authorization. In April 2024, we repurchased an additional 336 thousand shares of our common stock totaling $43 million, for a total of $400 million repurchased for the fiscal year, leaving $1.14 billion available under the Board of Directors’ common stock repurchase authorization as of the date of this Form 10-Q. With the April repurchases, we have offset the dilution from shares issued as part of the TriState Capital acquisition. We expect to continue to repurchase our common stock to offset dilution from share-based compensation and be opportunistic with incremental repurchases; however, we will continue to monitor market conditions and other capital needs as we consider these repurchases.

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

As we look ahead to our fiscal third quarter of 2024, we believe we are well-positioned for long-term growth, with our strong capital position and total client assets under administration of $1.45 trillion. We expect our fiscal third quarter of 2024 results to be favorably impacted by higher asset management and related administrative fees, which will benefit from the 7% sequential increase in PCG fee-based assets and 5% sequential increase in financial assets under management as of March 31, 2024. In addition, our financial advisor recruiting activity remains robust, including a strong recruiting pipeline. While the timing of closings remains difficult to predict, we have a healthy investment banking pipeline and we expect investment banking revenues to improve along with the industry-wide gradual recovery. We expect our combined net interest income and RJBDP fees from third-party banks for the remainder of the fiscal year to be largely dependent on the level of short-term interest rates, the stability of client cash balances and the trajectory of loan growth, which has been subdued in the current interest rate environment. We have continued to experience headwinds for fixed income brokerage revenues due to flat or declining cash balances at many of our depository institution clients and we expect such headwinds to persist until short-term interest rates and cash balances at our depository institution clients stabilize. In addition, although our current loan portfolio credit metrics are solid and we continue to proactively manage our credit risk in our loan portfolio, future economic deterioration or changes in the macroeconomic outlook could result in increased bank loan provisions for credit losses in future periods.

Six months ended March 31, 2024 compared with the six months ended March 31, 2023

For the six months ended March 31, 2024, we generated net revenues of $6.13 billion, an increase of 8% compared with the prior-year period, and pre-tax income of $1.24 billion, an increase of 2%. Our net income available to common shareholders of $971 million was 4% higher than the prior-year period and our earnings per diluted share were $4.54, reflecting a 7% increase. Our annualized ROCE was 18.3%, compared with 19.3% for the prior-year period, and our annualized ROTCE was 22.0%(1), compared with 23.8%(1) for the prior-year period.

Excluding the impact of $49 million of expenses related to acquisitions completed in prior years, adjusted net income available to common shareholders for the six months ended March 31, 2024 was $1.01 billion(1), an increase of 6% compared with adjusted net income available to common shareholders for the prior-year period which, in addition to acquisition-related expenses, excluded the impact of a $32 million favorable insurance settlement related to a previously-settled legal matter. Our adjusted earnings per diluted share were $4.71(1), an increase of 9% compared with the prior-year period. Adjusted annualized ROCE was 19.0%(1), compared with 19.7%(1) for the prior-year period, and adjusted annualized ROTCE was 22.8%(1), compared with 24.2%(1) for the prior-year period.

The increase in net revenues compared with the prior-year period was primarily due to higher asset management and related administrative fees, largely the result of higher PCG client assets in fee-based accounts at the beginning of each of the current-year billing periods compared with the prior-year billing periods. Brokerage revenues also increased compared with the prior-year period largely due to an increase in client activity in the PCG segment. Investment banking revenues increased primarily due to more favorable market conditions in the current-year period. Offsetting these increases was a decrease in combined net interest income and RJBDP fees from third-party banks, as the benefits of higher short-term interest rates and higher average interest-earning assets and RJBDP balances swept to third-party banks were more than offset by a significant increase in interest expense. The increase in interest expense was primarily due to a shift in the mix of deposit balances at our Bank segment, as lower-cost RJBDP balances declined compared with the prior-year period, while balances in the higher-cost ESP and certificates of deposit increased.

Compensation, commissions and benefits expense increased 11%, primarily due to an increase in compensable revenues, as well as an increase in compensation costs to support our growth and annual salary increases. Our compensation ratio was 64.7%, compared with 62.8% for the prior-year period. Excluding acquisition-related compensation expenses, our adjusted compensation ratio was 64.3%(1), compared with an adjusted compensation ratio of 62.2%(1) for the prior-year period. The increase in the compensation ratio primarily resulted from changes in our revenue mix due to increases in compensable revenues compared with the prior-year period, as well as a decrease in combined net interest income and RJBDP fees from third-party banks, which have little associated direct compensation.

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

Non-compensation expenses increased $34 million, or 4%, largely due to a $32 million insurance settlement received in the prior-year period related to a previously-settled litigation matter, the impact of an FDIC special assessment of $11 million, as well as higher communications and information processing expenses resulting from continued investments in technology to benefit our clients and advisors, and higher investment sub-advisory fees resulting from growth in assets under management in sub-advised programs. Partially offsetting these increases in expenses, expenses related to legal and regulatory matters declined significantly as the current-year period reflected net legal and regulatory matter reserve releases while the prior-year period included elevated provisions for legal and regulatory matters including an unfavorable arbitration award.

Our effective income tax rate was 21.4% for the six months ended March 31, 2024, a decrease from 22.6% for the prior-year period, primarily due to a larger tax benefit recognized during the current-year period related to nontaxable valuation gains associated with our company-owned life insurance policies compared to the prior-year period, as well as a lower amount of nondeductible fines and penalties compared to the prior-year period.

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

	Three months ended March 31,		Six months ended March 31,
$ in millions	2024	2023	2024	2023
Net income available to common shareholders	$474	$425	$971	$932
Non-GAAP adjustments:
Expenses related to acquisitions:
Compensation, commissions and benefits — Acquisition-related retention	11	17	22	35
Communications and information processing	1	—	1	—
Professional fees	1	—	2	—
Other:
Amortization of identifiable intangible assets	11	11	22	22
All other acquisition-related expenses	2	—	2	—
Total “Other” expense	13	11	24	22
Total expenses related to acquisitions	26	28	49	57
Other — Insurance settlement received	—	—	—	(32)
Pre-tax impact of non-GAAP adjustments	26	28	49	25
Tax effect of non-GAAP adjustments	(6)	(7)	(12)	(6)
Total non-GAAP adjustments, net of tax	20	21	37	19
Adjusted net income available to common shareholders	$494	$446	$1,008	$951

Pre-tax income	$609	$557	$1,239	$1,209
Pre-tax impact of non-GAAP adjustments (as detailed above)	26	28	49	25
Adjusted pre-tax income	$635	$585	$1,288	$1,234

Compensation, commissions and benefits expense	$2,043	$1,820	$3,964	$3,556
Less: Acquisition-related retention (as detailed above)	11	17	22	35
Adjusted “Compensation, commissions and benefits” expense	$2,032	$1,803	$3,942	$3,521

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

	Three months ended March 31,		Six months ended March 31,
$ in millions, except per share amounts	2024	2023	2024	2023
Total compensation ratio	65.5%	63.3%	64.7%	62.8%
Less the impact of non-GAAP adjustments on compensation ratio:
Acquisition-related retention	0.3%	0.5%	0.4%	0.6%
Adjusted total compensation ratio	65.2%	62.8%	64.3%	62.2%

Diluted earnings per common share	$2.22	$1.93	$4.54	$4.23
Impact of non-GAAP adjustments on diluted earnings per common share:
Expenses related to acquisitions:
Compensation, commissions and benefits — Acquisition-related retention	0.05	0.08	0.10	0.16
Communications and information processing	—	—	—	—
Professional fees	0.01	—	0.01	—
Other:
Amortization of identifiable intangible assets	0.05	0.05	0.11	0.10
All other acquisition-related expenses	0.01	—	0.01	—
Total “Other” expense	0.06	0.05	0.12	0.10
Total expenses related to acquisitions	0.12	0.13	0.23	0.26
Other — Insurance settlement received	—	—	—	(0.15)
Tax effect of non-GAAP adjustments	(0.03)	(0.03)	(0.06)	(0.03)
Total non-GAAP adjustments, net of tax	0.09	0.10	0.17	0.08
Adjusted diluted earnings per common share	$2.31	$2.03	$4.71	$4.31

Average common equity	$10,808	$9,806	$10,584	$9,650
Impact of non-GAAP adjustments on average common equity:
Expenses related to acquisitions:
Compensation, commissions and benefits — Acquisition-related retention	6	9	11	18
Communications and information processing	—	—	—	—
Professional fees	—	—	1	—
Other:
Amortization of identifiable intangible assets	6	6	11	11
All other acquisition-related expenses	1	—	1	—
Total “Other” expense	7	6	12	11
Total expenses related to acquisitions	13	15	24	29
Other — Insurance settlement received	—	—	—	(21)
Tax effect of non-GAAP adjustments	(3)	(4)	(6)	(2)
Total non-GAAP adjustments, net of tax	10	11	18	6
Adjusted average common equity	$10,818	$9,817	$10,602	$9,656

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

	Three months ended March 31,		Six months ended March 31,
$ in millions	2024	2023	2024	2023
Average common equity	$10,808	$9,806	$10,584	$9,650
Less:
Average goodwill and identifiable intangible assets, net	1,901	1,936	1,903	1,934
Average deferred tax liabilities related to goodwill and identifiable intangible assets, net	(133)	(129)	(132)	(128)
Average tangible common equity	$9,040	$7,999	$8,813	$7,844
Impact of non-GAAP adjustments on average tangible common equity:
Expenses related to acquisitions:
Compensation, commissions and benefits — Acquisition-related retention	6	9	11	18
Communications and information processing	—	—	—	—
Professional fees	—	—	1	—
Other:
Amortization of identifiable intangible assets	6	6	11	11
All other acquisition-related expenses	1	—	1	—
Total “Other” expense	7	6	12	11
Total expenses related to acquisitions	13	15	24	29
Other — Insurance settlement received	—	—	—	(21)
Tax effect of non-GAAP adjustments	(3)	(4)	(6)	(2)
Total non-GAAP adjustments, net of tax	10	11	18	6
Adjusted average tangible common equity	$9,050	$8,010	$8,831	$7,850

Return on common equity	17.5%	17.3%	18.3%	19.3%
Adjusted return on common equity	18.3%	18.2%	19.0%	19.7%
Return on tangible common equity	21.0%	21.3%	22.0%	23.8%
Adjusted return on tangible common equity	21.8%	22.3%	22.8%	24.2%

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

NET INTEREST ANALYSIS

Largely in response to inflationary pressures since the beginning of fiscal year 2022, the Fed rapidly and consistently increased its benchmark short-term interest rates commencing in March 2022 and continuing throughout our fiscal year 2023. Since the beginning of our fiscal year 2023, the Fed increased the Fed funds target rate 225 basis points from a September 30, 2022 range of 3.00% to 3.25% to a March 31, 2024 range of 5.25% to 5.50%. While the Fed has left its benchmark rate unchanged in our fiscal year 2024 to-date, in its most recent meetings, it has indicated that it intends to closely monitor market conditions to determine whether it will continue to hold rates steady or initiate interest rate cuts later in our fiscal year 2024. The following table details the Fed’s short-term interest rate activity since the beginning of our fiscal year 2023.

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

Given the relationship between our interest-sensitive assets and liabilities (primarily held in our PCG, Bank, and Other segments) and the nature of fees we earn from third-party banks on client cash balances swept to such banks as part of the RJBDP (included in account and service fees), our financial results are sensitive to changes in interest rates. Increases in short-term interest rates generally result in an increase in our net earnings, although the magnitude of the impact to our net interest margin depends on the yields on interest-earning assets relative to the cost of interest-bearing liabilities, including deposit rates paid to clients on their cash balances. Our domestic client cash sweep balances continue to represent a relatively low-cost funding source, while other deposit products utilized as part of our strategy to diversify our funding sources, such as our ESP introduced to our clients in our fiscal year 2023, have a higher relative cost than other alternatives.

Combined net interest income and RJBDP fees from third-party banks for the three and six months ended March 31, 2024, declined compared with the comparable prior-year periods driven by a decline in net interest income, as the benefits from higher short-term interest rates to-date in fiscal year 2024 over fiscal year 2023 levels, and higher average interest-earning asset balances were more than offset by a significant increase in interest expense. The increase in interest expense primarily resulted from a shift in the mix of deposit balances in our Bank segment, as lower-cost RJBDP balances declined and a significant portion was replaced with higher-cost ESP balances, which was introduced to clients in March 2023, as well as an increase in certificates of deposit. However, growth in the ESP balances since its introduction has allowed us to deploy a higher portion of RJBDP balances to third-party banks instead of our Bank segment which, coupled with higher yields earned on such balances, resulted in an increase in RJBDP fees from such banks compared with the prior-year periods.

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

Quarter ended March 31, 2024 compared with the quarter ended March 31, 2023

	Three months ended March 31,
	2024			2023
$ in millions	Average daily balance	Interest	Annualized average rate	Average daily balance	Interest	Annualized average rate
Interest-earning assets:
Bank segment:
Cash and cash equivalents	$6,020	$81	5.40%	$3,093	$36	4.64%
Available-for-sale securities	10,080	56	2.21%	10,869	54	2.00%
Loans held for sale and investment: (1) (2)
Loans held for investment:
SBL	14,548	263	7.13%	14,493	240	6.63%
C&I loans	10,385	200	7.60%	11,236	192	6.83%
CRE loans	7,385	140	7.52%	6,961	119	6.85%
REIT loans	1,687	32	7.67%	1,671	31	7.11%
Residential mortgage loans	8,947	80	3.58%	7,979	62	3.13%
Tax-exempt loans (3)	1,410	9	3.23%	1,652	10	3.16%
Loans held for sale	170	3	7.90%	170	3	7.23%
Total loans held for sale and investment	44,532	727	6.49%	44,162	657	5.97%
All other interest-earning assets	240	4	6.35%	153	2	5.80%
Interest-earning assets — Bank segment	$60,872	$868	5.67%	$58,277	$749	5.16%
All other segments:
Cash and cash equivalents	$3,038	$47	6.18%	$3,130	$39	5.10%
Assets segregated for regulatory purposes and restricted cash	3,654	47	5.23%	4,856	55	4.36%
Trading assets — debt securities	1,231	19	5.95%	1,057	13	5.05%
Brokerage client receivables	2,290	47	8.17%	2,205	41	7.66%
All other interest-earning assets	2,020	21	4.17%	1,817	18	3.12%
Interest-earning assets — all other segments	$12,233	$181	5.91%	$13,065	$166	4.98%
Total interest-earning assets	$73,105	$1,049	5.71%	$71,342	$915	5.13%
Interest-bearing liabilities:
Bank segment:
Bank deposits:
Money market and savings accounts	$31,138	$164	2.11%	$44,554	$135	1.23%
Interest-bearing demand deposits	20,638	253	4.94%	5,620	59	4.28%
Certificates of deposit	2,677	30	4.69%	1,859	16	3.57%
Total bank deposits (4)	54,453	447	3.31%	52,033	210	1.64%
FHLB advances and all other interest-bearing liabilities	1,183	8	2.84%	1,452	9	2.80%
Interest-bearing liabilities — Bank segment	$55,636	$455	3.30%	$53,485	$219	1.67%
All other segments:
Trading liabilities — debt securities	$799	$11	5.55%	$725	$7	4.14%
Brokerage client payables	4,815	21	1.71%	6,044	23	1.52%
Senior notes payable	2,039	23	4.50%	2,038	23	4.52%
All other interest-bearing liabilities (4)	1,036	10	3.88%	603	12	3.72%
Interest-bearing liabilities — all other segments	$8,689	$65	2.98%	$9,410	$65	2.51%
Total interest-bearing liabilities	$64,325	$520	3.26%	$62,895	$284	1.80%
Firmwide net interest income		$529			$631
Net interest margin (net yield on interest-earning assets)
Bank segment			2.66%			3.63%
Firmwide			2.91%			3.59%
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

	Three months ended March 31,
	2024 compared to 2023
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest-earning assets:	Interest income
Bank segment:
Cash and cash equivalents	$38	$7	$45
Available-for-sale securities	(4)	6	2
Loans held for sale and investment:
Loans held for investment:
SBL	1	22	23
C&I loans	(14)	22	8
CRE loans	8	13	21
REIT loans	—	1	1
Residential mortgage loans	8	10	18
Tax-exempt loans	(1)	—	(1)
Loans held for sale	—	—	—
Total loans held for sale and investment	2	68	70
All other interest-earning assets	2	—	2
Interest-earning assets — Bank segment	$38	$81	$119
All other segments:
Cash and cash equivalents	$(1)	$9	$8
Assets segregated for regulatory purposes and restricted cash	(19)	11	(8)
Trading assets — debt securities	3	3	6
Brokerage client receivables	2	4	6
All other interest-earning assets	1	2	3
Interest-earning assets — all other segments	$(14)	$29	$15
Total interest-earning assets	$24	$110	$134

Interest-bearing liabilities:	Interest expense
Bank segment:
Bank deposits:
Money market and savings accounts	$(61)	$90	$29
Interest-bearing demand deposits	184	10	194
Certificates of deposit	8	6	14
Total bank deposits	131	106	237
FHLB advances and all other interest-bearing liabilities	(1)	—	(1)
Interest-bearing liabilities — Bank segment	$130	$106	$236
All other segments:
Trading liabilities — debt securities	$1	$3	$4
Brokerage client payables	(5)	3	(2)
Senior notes payable	—	—	—
All other interest-bearing liabilities	—	(2)	(2)
Interest-bearing liabilities — all other segments	$(4)	$4	$—
Total interest-bearing liabilities	$126	$110	$236
Change in firmwide net interest income	$(102)	$—	$(102)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Six months ended March 31, 2024 compared with the six months ended March 31, 2023

	Six months ended March 31,
	2024			2023
$ in millions	Average daily balance	Interest	Annualized average rate	Average daily balance	Interest	Annualized average rate
Interest-earning assets:
Bank segment:
Cash and cash equivalents	$5,889	$160	5.41%	$2,705	$58	4.24%
Available-for-sale securities	10,207	112	2.18%	10,961	107	1.95%
Loans held for sale and investment: (1) (2)
Loans held for investment:
SBL	14,567	529	7.14%	14,768	466	6.27%
C&I loans	10,428	403	7.60%	11,206	364	6.42%
CRE loans	7,314	281	7.56%	6,879	226	6.52%
REIT loans	1,691	66	7.71%	1,649	55	6.64%
Residential mortgage loans	8,873	157	3.53%	7,801	119	3.06%
Tax-exempt loans (3)	1,446	19	3.25%	1,623	20	3.11%
Loans held for sale	155	6	8.36%	179	6	6.27%
Total loans held for sale and investment	44,474	1,461	6.50%	44,105	1,256	5.68%
All other interest-earning assets	239	7	6.17%	148	4	5.55%
Interest-earning assets — Bank segment	$60,809	$1,740	5.67%	$57,919	$1,425	4.91%
All other segments:
Cash and cash equivalents	$3,248	$100	6.13%	$3,401	$72	4.25%
Assets segregated for regulatory purposes and restricted cash	3,639	94	5.18%	5,554	105	3.81%
Trading assets — debt securities	1,162	34	5.78%	1,069	27	5.08%
Brokerage client receivables	2,214	92	8.28%	2,301	82	7.16%
All other interest-earning assets	1,996	42	4.00%	1,909	31	2.79%
Interest-earning assets — all other segments	$12,259	$362	5.86%	$14,234	$317	4.42%
Total interest-earning assets	$73,068	$2,102	5.70%	$72,153	$1,742	4.81%
Interest-bearing liabilities:
Bank segment:
Bank deposits:
Money market and savings accounts	$31,572	$324	2.05%	$44,864	$258	1.16%
Interest-bearing demand deposits	20,134	497	4.94%	5,382	104	3.87%
Certificates of deposit	2,717	62	4.62%	1,538	24	3.13%
Total bank deposits (4)	54,423	883	3.25%	51,784	386	1.49%
FHLB advances and all other interest-bearing liabilities	1,207	18	2.94%	1,374	18	2.63%
Interest-bearing liabilities — Bank segment	$55,630	$901	3.24%	$53,158	$404	1.52%
All other segments:
Trading liabilities — debt securities	$777	$22	5.60%	$752	$17	4.63%
Brokerage client payables	4,752	41	1.71%	6,842	40	1.16%
Senior notes payable	2,039	46	4.50%	2,038	46	4.52%
All other interest-bearing liabilities (4)	935	17	3.69%	646	18	2.91%
Interest-bearing liabilities — all other segments	$8,503	$126	2.95%	$10,278	$121	2.19%
Total interest-bearing liabilities	$64,133	$1,027	3.20%	$63,436	$525	1.64%
Firmwide net interest income		$1,075			$1,217
Net interest margin (net yield on interest-earning assets)
Bank segment			2.70%			3.51%
Firmwide			2.94%			3.38%

(1)Loans are presented net of unamortized discounts, unearned income, deferred loan fees and costs, and charge-offs.
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

	Six months ended March 31,
	2024 compared to 2023
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest-earning assets:	Interest income
Bank segment:
Cash and cash equivalents	$83	$19	$102
Available-for-sale securities	(8)	13	5
Loans held for sale and investment:
Loans held for investment:
SBL	(5)	68	63
C&I loans	(25)	64	39
CRE loans	15	40	55
REIT loans	1	10	11
Residential mortgage loans	18	20	38
Tax-exempt loans	(2)	1	(1)
Loans held for sale	(2)	2	—
Total loans held for sale and investment	—	205	205
All other interest-earning assets	3	—	3
Interest-earning assets — Bank segment	$78	$237	$315
All other segments:
Cash and cash equivalents	$(3)	$31	$28
Assets segregated for regulatory purposes and restricted cash	(49)	38	(11)
Trading assets — debt securities	2	5	7
Brokerage client receivables	(3)	13	10
All other interest-earning assets	1	10	11
Interest-earning assets — all other segments	$(52)	$97	$45
Total interest-earning assets	$26	$334	$360

Interest-bearing liabilities:	Interest expense
Bank segment:
Bank deposits:
Money market and savings accounts	$(113)	$179	$66
Interest-bearing demand deposits	357	36	393
Certificates of deposit	24	14	38
Total bank deposits	268	229	497
FHLB advances and all other interest-bearing liabilities	(2)	2	—
Interest-bearing liabilities — Bank segment	$266	$231	$497
All other segments:
Trading liabilities — debt securities	$1	$4	$5
Brokerage client payables	(18)	19	1
Senior notes payable	—	—	—
All other interest-bearing liabilities	—	(1)	(1)
Interest-bearing liabilities — all other segments	$(17)	$22	$5
Total interest-bearing liabilities	$249	$253	$502
Change in firmwide net interest income	$(223)	$81	$(142)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

RESULTS OF OPERATIONS – PRIVATE CLIENT GROUP

For an overview of our PCG segment operations, as well as a description of the key factors impacting our PCG results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K.

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2024	2023	% change	2024	2023	% change
Revenues:
Asset management and related administrative fees	$1,283	$1,102	16%	$2,474	$2,155	15%
Brokerage revenues:
Mutual and other fund products	141	135	4%	277	263	5%
Insurance and annuity products	127	113	12%	252	217	16%
Equities, ETFs and fixed income products	139	116	20%	260	229	14%
Total brokerage revenues	407	364	12%	789	709	11%
Account and service fees:
Mutual fund and annuity service fees	115	105	10%	221	203	9%
RJBDP fees:
Bank segment	206	311	(34)%	429	579	(26)%
Third-party banks	160	100	60%	312	237	32%
Client account and other fees	64	56	14%	129	116	11%
Total account and service fees	545	572	(5)%	1,091	1,135	(4)%
Investment banking	8	9	(11)%	19	18	6%
Interest income	122	117	4%	240	226	6%
All other	6	9	(33)%	10	15	(33)%
Total revenues	2,371	2,173	9%	4,623	4,258	9%
Interest expense	(30)	(29)	3%	(56)	(51)	10%
Net revenues	2,341	2,144	9%	4,567	4,207	9%
Non-interest expenses:
Financial advisor compensation and benefits	1,273	1,118	14%	2,463	2,193	12%
Administrative compensation and benefits	391	345	13%	770	687	12%
Total compensation, commissions and benefits	1,664	1,463	14%	3,233	2,880	12%
Non-compensation expenses:
Communications and information processing	104	100	4%	197	189	4%
Occupancy and equipment	56	53	6%	111	104	7%
Business development	37	33	12%	77	70	10%
Professional fees	17	17	—%	31	30	3%
All other	19	37	(49)%	35	59	(41)%
Total non-compensation expenses	233	240	(3)%	451	452	—%
Total non-interest expenses	1,897	1,703	11%	3,684	3,332	11%
Pre-tax income	$444	$441	1%	$883	$875	1%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Selected key metrics

PCG client asset balances

	As of
$ in billions	March 31, 2024	December 31, 2023	September 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Assets under administration (“AUA”)	$1,388.8	$1,310.5	$1,201.2	$1,171.1	$1,114.3	$1,039.0
Registered Investment Advisor (“RIA”) & Custody Services (“RCS”) AUA (1)	$160.8	$146.9	$133.3	$123.5	$115.6	$108.5
Assets in fee-based accounts (2)	$798.8	$746.6	$683.2	$666.3	$633.1	$586.0
RCS assets in fee-based accounts (1)	$134.5	$122.8	$111.7	$103.6	$96.6	$89.9
Percent of AUA in fee-based accounts	57.5%	57.0%	56.9%	56.9%	56.8%	56.4%

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

PCG net new assets

	Three months ended March 31,		Six months ended March 31,
$ in millions	2024	2023	2024	2023
Domestic Private Client Group net new assets (1)	$9,648	$21,473	$31,223	$44,699
Domestic Private Client Group net new assets growth - annualized (2)	3.2%	8.4%	5.7%	9.4%

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

PCG AUA and PCG assets in fee-based accounts as of March 31, 2024 increased 6% and 7%, respectively, compared with December 31, 2023, and increased 19% and 20%, respectively, compared with March 31, 2023, due to equity market appreciation and net new assets, due to the favorable impact of our advisor retention and recruiting. PCG assets in fee-based accounts continued to be a significant percentage of overall PCG AUA due to many clients’ preference for fee-based alternatives versus transaction-based accounts and, as a result, a significant portion of our PCG revenues is more directly impacted by market movements.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Financial advisors

	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Employees	3,747	3,718	3,693	3,654	3,628
Independent contractors	5,014	4,992	5,019	5,050	5,098
Total advisors	8,761	8,710	8,712	8,704	8,726
The number of financial advisors as of March 31, 2024 increased compared with December 31, 2023 and March 31, 2023, as new recruits and trainees that were moved into production roles exceeded departures and planned retirements. Planned retirements, where assets are generally retained at the firm pursuant to advisor succession plans, are seasonally higher in the fiscal first quarter. We have and may continue to experience transfers to our RCS division in fiscal 2024; however, consistent with our experience in fiscal 2023, we would not expect these financial advisor transfers to significantly impact our results of operations. Advisors in our RCS division are not included in our financial advisor metric although their client assets are included in PCG AUA.

Clients’ domestic cash sweep balances and ESP balances

	As of
$ in millions	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
RJBDP:
Bank segment	$23,405	$23,912	$25,355	$27,915	$37,682
Third-party banks	18,234	17,820	15,858	16,923	9,408
Subtotal RJBDP	41,639	41,732	41,213	44,838	47,090
Client Interest Program (“CIP”)	1,715	1,765	1,620	1,915	2,385
Total clients’ domestic cash sweep balances	43,354	43,497	42,833	46,753	49,475
ESP (1)	14,863	14,476	13,592	11,225	2,746
Total clients’ domestic cash sweep and ESP balances	$58,217	$57,973	$56,425	$57,978	$52,221

(1)In March 2023, we introduced our ESP, in which Private Client Group clients may deposit cash in a high-yield Raymond James Bank account. ESP balances held at Raymond James Bank as of the respective period end are included in “Bank deposits” on our Condensed Consolidated Statement of Financial Condition. As of March 31, 2024, we had placed $324 million of ESP deposits with third-party banks, and accordingly such deposits held at third-party banks were not included in our bank deposit liability balance on our Condensed Consolidated Statement of Financial Condition.

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Average yield on RJBDP - third-party banks	3.59%	3.25%	3.62%	2.93%

A significant portion of our domestic clients’ cash is included in the RJBDP, a multi-bank sweep program in which clients’ cash deposits in their brokerage accounts are swept into interest-bearing deposit accounts at either of our bank subsidiaries, which are included in our Bank segment, or various third-party banks. Balances swept to third-party banks are not reflected on our Condensed Consolidated Statements of Financial Condition. Our PCG segment earns servicing fees for the administrative services we provide related to our clients’ deposits that are swept to banks as part of the RJBDP. These servicing fees are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates and the interest paid to clients on balances in the RJBDP. Under our intersegment policies, the PCG segment receives from our Bank segment the greater of a base servicing fee or a net yield equivalent to the average yield that the firm would otherwise receive from third-party banks in the RJBDP. In the current interest-rate environment, the PCG segment RJBDP fee revenues are derived from the yield from third-party banks in the program and the Bank segment RJBDP servicing costs reflect such market rate for the deposits. The fees that the PCG segment earns from the Bank segment, as well as the servicing costs incurred on the deposits in the Bank segment, are eliminated in consolidation.

The “Average yield on RJBDP - third-party banks” in the preceding table is computed by dividing annualized RJBDP fees from third-party banks, which are net of the interest expense paid to clients by the third-party banks, by the average daily RJBDP balances at third-party banks. The average yield on RJBDP - third-party banks for the three and six months ended March 31, 2024 increased from the prior year largely as a result of the increases in the Fed’s short-term benchmark interest rate.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Total clients’ domestic cash sweep and ESP balances increased slightly compared with December 31, 2023, but increased 11% compared with March 31, 2023 as growth in the ESP, which was introduced to clients in March 2023, more than offset a decline in client cash sweep balances. PCG segment results can be impacted by not only changes in the level of client cash balances, but also by the allocation of client cash balances between the RJBDP, the CIP, and the ESP, as the PCG segment may earn different amounts from each of these client cash destinations, depending on multiple factors. For example, continued growth in the ESP since its introduction has provided us the flexibility to sweep more RJBDP balances to third-party banks and reduce the amount of RJBDP balances held in our Bank segment.

Quarter ended March 31, 2024 compared with the quarter ended March 31, 2023

Net revenues of $2.34 billion increased 9% and pre-tax income of $444 million increased 1%.

Asset management and related administrative fees increased $181 million, or 16%, primarily due to higher assets in fee-based accounts at the beginning of the current quarter compared with the prior-year quarter resulting from market appreciation, as well as growth from advisor recruiting.

Brokerage revenues increased $43 million, or 12%, primarily due to higher client activity in the current quarter, as well as higher trailing revenues, largely due to higher asset values.

Account and service fees decreased $27 million, or 5%, primarily due to a decrease in RJBDP fees resulting from lower client cash sweep balances. RJBDP fees paid to PCG from our Bank segment decreased due to a decline in balances allocated to our Bank segment which more than offset the impact of an increase in short-term interest rates, while RJBDP fees from third-party banks increased due to higher average balances swept to third-party banks, as well as the aforementioned increase in short-term interest rates. Partially offsetting the decline in total RJBDP fees was an increase in mutual fund service fees, primarily resulting from higher average mutual fund assets.

Net interest income increased $4 million, or 5%, primarily due to an increase in short-term interest rates.

Compensation-related expenses increased $201 million, or 14%, primarily due to higher commission expense resulting from higher compensable revenues, including asset management and related administrative fees and brokerage revenues, as well as an increase in compensation costs to support our growth and annual salary increases.

Non-compensation expenses decreased $7 million, or 3%, due to lower provisions for legal and regulatory matters as the prior-year quarter included the impact of an unfavorable arbitration award, partially offset by higher communications and information processing expenses and occupancy expenses as a result of our growth, and higher business development expenses.

Six months ended March 31, 2024 compared with the six months ended March 31, 2023

Net revenues of $4.57 billion increased 9% and pre-tax income of $883 million increased 1%.

Asset management and related administrative fees increased $319 million, or 15%, primarily due to higher assets in fee-based accounts at the beginning of each of the current-year quarterly billing periods compared with the prior-year periods resulting from market appreciation and advisor recruiting.

Brokerage revenues increased $80 million, or 11%, primarily due to higher client activity in the current-year period, particularly in fixed annuities, as well as higher trailing revenues, largely due to higher asset values.

Account and service fees decreased $44 million, or 4%, primarily due to a decrease in RJBDP fees resulting from lower client cash sweep balances. RJBDP fees paid to PCG from our Bank segment decreased due to a decline in balances allocated to our Bank segment which more than offset the impact of higher short-term interest rates, while RJBDP fees from third-party banks increased due to the aforementioned increase in short-term interest rates, as well as higher average balances swept to third-party banks. Partially offsetting the decline in total RJBDP fees, mutual fund service fees increased, primarily from higher average mutual fund assets, and client account and other fees increased reflecting higher custody and account maintenance fees.

Net interest income increased $9 million, or 5%, primarily due to the increase in short-term interest rates.

Compensation-related expenses increased $353 million, or 12%, primarily due to higher commission expense resulting from higher compensable revenues, including asset management and related administrative fees and brokerage revenues, as well as an increase in compensation costs to support our growth and annual salary increases.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Non-compensation expenses were flat compared with the prior-year period as higher communications and information processing expenses, occupancy expenses, and business development expenses were offset by the impact of lower provisions for legal and regulatory matters.

RESULTS OF OPERATIONS – CAPITAL MARKETS

For an overview of our Capital Markets segment operations, as well as a description of the key factors impacting our Capital Markets results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K.

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2024	2023	% change	2024	2023	% change
Revenues:
Brokerage revenues:
Fixed income	$88	$96	(8)%	$190	$196	(3)%
Equity	34	34	—%	72	68	6%
Total brokerage revenues	122	130	(6)%	262	264	(1)%
Investment banking:
Merger & acquisition and advisory	107	87	23%	225	189	19%
Equity underwriting	23	29	(21)%	49	44	11%
Debt underwriting	41	29	41%	67	45	49%
Total investment banking	171	145	18%	341	278	23%
Interest income	26	21	24%	49	44	11%
Affordable housing investments business revenues	22	23	(4)%	45	47	(4)%
All other	4	3	33%	8	7	14%
Total revenues	345	322	7%	705	640	10%
Interest expense	(24)	(20)	20%	(46)	(43)	7%
Net revenues	321	302	6%	659	597	10%
Non-interest expenses:
Compensation, commissions and benefits	240	231	4%	478	444	8%
Non-compensation expenses:
Communications and information processing	30	26	15%	57	50	14%
Occupancy and equipment	12	11	9%	23	21	10%
Business development	15	17	(12)%	31	32	(3)%
Professional fees	11	14	(21)%	25	27	(7)%
All other	30	37	(19)%	59	73	(19)%
Total non-compensation expenses	98	105	(7)%	195	203	(4)%
Total non-interest expenses	338	336	1%	673	647	4%
Pre-tax loss	$(17)	$(34)	50%	$(14)	$(50)	72%

Quarter ended March 31, 2024 compared with the quarter ended March 31, 2023

Net revenues of $321 million increased 6% and the pre-tax loss was $17 million, compared with a pre-tax loss of $34 million for the prior-year quarter.

Investment banking revenues increased $26 million, or 18%, compared with the prior-year quarter, primarily due to improvement in merger & acquisition and advisory revenues, which continued to be subdued although improved compared with the prior-year quarter, as well as higher debt underwriting revenues in both our fixed income and public finance businesses.

Brokerage revenues decreased $8 million, or 6%, due to lower fixed income brokerage revenues, primarily due to lower interest rate volatility in the current quarter compared with the prior-year quarter.

Compensation-related expenses increased $9 million, or 4%, primarily due to the increase in revenues, as well as an increase in compensation costs to support our growth and annual salary increases.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Non-compensation expenses decreased $7 million, or 7%, primarily due to lower provisions for legal and regulatory matters and lower legal fee expense.

Six months ended March 31, 2024 compared with the six months ended March 31, 2023

Net revenues of $659 million increased 10% and the pre-tax loss was $14 million, compared with a pre-tax loss of $50 million for the prior-year period.

Investment banking revenues increased $63 million, or 23%, primarily due to a higher volume of transactions closed as a result of more favorable investment banking market conditions in the current-year period compared to the prior-year period.

Compensation-related expenses increased $34 million, or 8%, primarily due to the increase in revenues, as well as an increase in compensation costs to support our growth and annual salary increases.

Non-compensation expenses decreased $8 million, or 4%, largely due to lower provisions for legal and regulatory matters and legal fee expenses, partially offset by higher communications and information processing expenses.

RESULTS OF OPERATIONS – ASSET MANAGEMENT

For an overview of our Asset Management segment operations as well as a description of the key factors impacting our Asset Management results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K.

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2024	2023	% change	2024	2023	% change
Revenues:
Asset management and related administrative fees:
Managed programs	$163	$140	16%	$313	$274	14%
Administration and other	79	66	20%	153	129	19%
Total asset management and related administrative fees	242	206	17%	466	403	16%
Account and service fees	5	6	(17)%	11	11	—%
All other	5	4	25%	10	9	11%
Net revenues	252	216	17%	487	423	15%
Non-interest expenses:
Compensation, commissions and benefits	58	52	12%	111	99	12%
Non-compensation expenses:
Communications and information processing	16	14	14%	31	28	11%
Investment sub-advisory fees	43	34	26%	82	68	21%
All other	35	34	3%	70	66	6%
Total non-compensation expenses	94	82	15%	183	162	13%
Total non-interest expenses	152	134	13%	294	261	13%
Pre-tax income	$100	$82	22%	$193	$162	19%

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

Financial assets under management

$ in billions	March 31, 2024	December 31, 2023	September 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
AMS (1)	$165.7	$154.2	$139.2	$136.5	$129.5	$119.8
RJIM	74.4	73.3	68.7	69.4	67.4	64.2
Subtotal financial assets under management	240.1	227.5	207.9	205.9	196.9	184.0
Less: Assets managed for affiliated entities (2)	(13.3)	(12.5)	(11.5)	(11.5)	(11.0)	(10.2)
Total financial assets under management	$226.8	$215.0	$196.4	$194.4	$185.9	$173.8

(1)Represents the portion of our PCG segment fee-based AUA (as disclosed in “Assets in fee-based accounts” in the “Selected key metrics - PCG client asset balances” section of our “Management’s Discussion and Analysis - Results of Operations - Private Client Group”) that is invested in managed programs overseen by the Asset Management segment.
(2)Represents the portion of the AMS AUM that is managed by RJIM and, as a result, is included in both AMS and RJIM in the preceding table. This amount is removed in the calculation of “Total financial assets under management.”

Activity (including activity in assets managed for affiliated entities)

	Three months ended March 31,		Six months ended March 31,
$ in billions	2024	2023	2024	2023
Financial assets under management at beginning of period	$227.5	$196.9	$207.9	$184.0
RJIM - net inflows/(outflows)	(1.3)	1.1	(2.2)	1.7
AMS - net inflows	2.5	1.7	4.2	2.7
Net market appreciation in asset values	11.4	6.2	30.2	17.5
Financial assets under management at end of period	$240.1	$205.9	$240.1	$205.9

AMS

See “Management’s Discussion and Analysis - Results of Operations - Private Client Group” for further information about our retail client assets, including those fee-based assets invested in programs managed by AMS.

RJIM

Assets managed by RJIM include assets managed by our subsidiaries: Eagle Asset Management, Scout Investments, Reams Asset Management (a division of Scout Investments), ClariVest Asset Management, Cougar Global Investments, and Chartwell Investment Partners. The following table presents RJIM’s AUM by objective, excluding assets for which it does not exercise discretion, as well as the approximate average client fee rate earned on such assets.

	As of March 31, 2024
$ in billions	AUM	Average fee rate
Equity	$24.1	0.56%
Fixed income	41.2	0.20%
Balanced	9.1	0.33%
Total financial assets under management	$74.4	0.33%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

$ in billions	March 31, 2024	December 31, 2023	September 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Total assets	$462.9	$431.4	$391.1	$378.7	$355.6	$329.2

The increase in these assets as of March 31, 2024 compared with December 31, 2023 and March 31, 2023 was primarily due to market appreciation, successful financial advisor retention and recruiting, and the continued trend of clients moving to fee-based accounts from transaction-based accounts. Administrative fees associated with these programs are predominantly based on balances at the beginning of the quarter.

Raymond James Trust

The following table includes assets held in asset-based programs in Raymond James Trust, N.A. (including those managed for affiliated entities).

$ in billions	March 31, 2024	December 31, 2023	September 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Total assets	$9.8	$9.4	$8.5	$8.2	$7.8	$7.3

Fees earned on trust services are primarily reported within “Asset management and related administrative fees” on the Condensed Consolidated Statements of Income and Comprehensive Income.

Quarter ended March 31, 2024 compared with the quarter ended March 31, 2023

Net revenues of $252 million increased 17% and pre-tax income of $100 million increased 22%.

Asset management and related administrative fees increased $36 million, or 17%, driven by higher beginning balances of financial assets under management and assets in non-discretionary asset-based programs at AMS, as well as higher average financial assets under management at RJIM, in each case primarily due to market-driven appreciation in asset values.

Compensation expenses increased $6 million, or 12%, primarily due to higher revenues and annual salary increases. Non-compensation expenses increased $12 million, or 15%, largely due to higher investment sub-advisory fees, resulting from the increase in the beginning balance of assets under management in sub-advised programs.

Six months ended March 31, 2024 compared with the six months ended March 31, 2023

Net revenues of $487 million increased 15% and pre-tax income of $193 million increased 19%.

Asset management and related administrative fees increased $63 million, or 16%, driven by higher beginning balances of financial assets under management and assets in non-discretionary asset-based programs at AMS, as well as higher average financial assets under management at RJIM, in each case primarily due to market-driven appreciation in asset values.

Compensation expenses increased $12 million, or 12%, primarily due to higher revenues, as well as an increase in compensation costs to support our growth and annual cost increases, including salaries. Non-compensation expenses increased $21 million, or 13%, largely due to higher investment sub-advisory fees, resulting from the increase in assets under management in sub-advised programs.

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

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2024	2023	% change	2024	2023	% change
Revenues:
Interest income	$868	$749	16%	$1,740	$1,425	22%
Interest expense	(455)	(219)	108%	(901)	(404)	123%
Net interest income	413	530	(22)%	839	1,021	(18)%
All other	11	10	10%	26	27	(4)%
Net revenues	424	540	(21)%	865	1,048	(17)%
Non-interest expenses:
Compensation and benefits	48	48	—%	91	88	3%
Non-compensation expenses:
Bank loan provision for credit losses	21	28	(25)%	33	42	(21)%
RJBDP fees to PCG	206	311	(34)%	429	579	(26)%
All other	74	62	19%	145	112	29%
Total non-compensation expenses	301	401	(25)%	607	733	(17)%
Total non-interest expenses	349	449	(22)%	698	821	(15)%
Pre-tax income	$75	$91	(18)%	$167	$227	(26)%

Quarter ended March 31, 2024 compared with the quarter ended March 31, 2023

Net revenues of $424 million decreased 21%, while pre-tax income of $75 million decreased 18%.

Net interest income decreased $117 million, or 22%, primarily due to increased interest expense resulting from a higher-cost mix of deposits, as balances from the ESP, which was introduced to clients in March 2023, replaced a portion of lower-cost RJBDP client cash sweep balances. The increase in interest expense was partially offset by an increase in interest income due to higher short-term interest rates and higher average cash balances during the current quarter. The Bank segment net interest margin decreased to 2.66% from 3.63% for the prior-year quarter.

The bank loan provision for credit losses was $21 million for the current quarter, compared with $28 million for the prior-year quarter. The bank loan provision for credit losses for the current quarter primarily reflected the impacts of specific reserves, loan downgrades and charge-offs in our C&I and CRE loan portfolios, partially offset by the favorable impacts of an improved economic forecast and net loan payments. The bank loan provision for credit losses for the prior-year quarter primarily reflected the impacts of charge-offs of certain loans during the quarter, loan downgrades in the CRE and C&I loan portfolios, and additional volatility in the macroeconomic outlook.
Non-compensation expenses, excluding the bank loan provision for credit losses, decreased $93 million, or 25%, primarily due to a decrease in RJBDP fees paid to PCG resulting from the aforementioned decline in RJBDP balances swept to the Bank segment, partially offset by an increase in rates applicable to such balances. These Bank segment fees and the related revenues earned by the PCG segment are eliminated in consolidation (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Private Client Group” for further information about these servicing fees). Offsetting this decline was an increase in expenses related to deposits, including expenses related to the ESP and incremental FDIC expense related to a special assessment enacted during fiscal 2024 by the FDIC to its member institutions to recover losses it experienced in its Deposit Insurance Fund over the past twelve months.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Six months ended March 31, 2024 compared with the six months ended March 31, 2023

Net revenues of $865 million decreased 17% and pre-tax income of $167 million decreased 26%.

Net interest income decreased $182 million, or 18%, primarily due to increased interest expense resulting from a higher-cost mix of deposits, as balances from the ESP, which was introduced to clients in March 2023, replaced a portion of lower-cost RJBDP client cash sweep balances. The increase in interest expense was partially offset by an increase in interest income due to higher short-term interest rates and higher average cash balances during the current-year period. The Bank segment net interest margin decreased to 2.70% from 3.51% for the prior-year period.

The bank loan provision for credit losses was $33 million for the current-year period, compared with $42 million for the prior-year period. The bank loan provision for credit losses for the current-year period primarily reflected the impacts of specific reserves, loan downgrades and charge-offs in our C&I and CRE loan portfolios, partially offset by the favorable impacts of an improved economic forecast and net loan payments. The bank loan provision for credit losses for the prior-year period primarily reflected a weaker macroeconomic outlook at that time, net charge-offs, and the impact of loan growth during the period.

Non-compensation expenses, excluding the bank loan provision for credit losses, decreased $117 million, or 17%, primarily due to a decrease in RJBDP fees paid to PCG. RJBDP fees to PCG decreased $150 million, or 26%, primarily due to the aforementioned decline in RJBDP balances swept to the Bank segment, partially offset by an increase in rates applicable to such balances. These Bank segment fees and the revenues earned by the PCG segment are eliminated in consolidation. Offsetting this decline were the aforementioned increases in expenses related to deposits, including the incremental FDIC special assessment enacted during the current-year period described above and expenses related to the ESP and certificates of deposit issuances during the current-year period, as well as higher communications and information processing expenses. The FDIC special assessment resulted in $11 million of incremental expense for the six months ended March 31, 2024.

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

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2024	2023	% change	2024	2023	% change
Revenues:
Interest income	$44	$36	22%	$93	$66	41%
All other	(2)	1	NM	—	4	(100)%
Total revenues	42	37	14%	93	70	33%
Interest expense	(25)	(27)	(7)%	(50)	(51)	(2)%
Net revenues	17	10	70%	43	19	126%
Non-interest expenses:
Compensation and benefits	32	26	23%	49	44	11%
Insurance settlement received	—	—	—%	—	(32)	100%
All other	(22)	7	NM	(16)	12	NM
Total non-interest expenses	10	33	(70)%	33	24	38%
Pre-tax income/(loss)	$7	$(23)	NM	$10	$(5)	NM

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Quarter ended March 31, 2024 compared with the quarter ended March 31, 2023

Pre-tax income was $7 million, compared with a pre-tax loss of $23 million for the prior-year quarter.

Net revenues increased $7 million due to an increase in interest income earned as a result of higher short-term interest rates applicable to our corporate cash balances.

Non-interest expenses decreased $23 million, primarily due to a net legal and regulatory reserve release, partially offset by higher compensation and advertising expenses.

Six months ended March 31, 2024 compared with the six months ended March 31, 2023

Pre-tax income was $10 million compared with a pre-tax loss of $5 million for the prior-year period.

Net revenues increased $24 million, primarily due to an increase in interest income earned as a result of higher short-term interest rates applicable to our corporate cash balances.

Non-interest expenses increased $9 million, or 38%, due to a $32 million insurance settlement received during the prior-year period related to a previously-settled legal matter and, to a lesser extent, higher compensation expenses, partially offset by the positive impact of the net legal and regulatory reserve release in the current-year period.

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

Total assets of $81.23 billion as of March 31, 2024 were $2.87 billion, or 4%, greater than our total assets as of September 30, 2023. Cash and cash equivalents increased $688 million primarily driven by an increase in cash held in our Bank segment, largely resulting from an increase in bank deposits during the period. Assets segregated for regulatory purposes and restricted cash increased $470 million, primarily due to an increase in client cash balances in our broker-dealer subsidiaries, which resulted in an increase in brokerage client payables and a corresponding increase in segregated assets. Other assets increased $409 million, partially due to valuation increases on our company-owned life insurance policies. Other receivables, bank loans, net, and collateralized agreements also increased by $391 million, $324 million, and $309 million, respectively. The increase in bank loans, net was primarily related to an increase in residential mortgage loans.

As of March 31, 2024, our total liabilities of $70.25 billion were $2.08 billion, or 3%, greater than our total liabilities as of September 30, 2023. Bank deposits increased $644 million, primarily driven by growth in ESP balances and other interest-bearing demand deposits, partially offset by a decrease in RJBDP client cash sweep balances swept to our Bank segment. Collateralized financings increased $618 million due to an increase in securities lending activity. Brokerage client payables increased $591 million primarily due to the aforementioned increase in client cash balances in our broker-dealer subsidiaries.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital are essential to our business. The primary goal of our liquidity management activities is to ensure adequate funding and liquidity to conduct our business over a range of economic and market environments, including times of broader industry or market liquidity stress events. In times of market stress or uncertainty, we generally maintain higher levels of liquidity, including increased cash levels in our Bank segment, to ensure we have adequate funding to support our business and meet our clients’ needs. We seek to manage capital levels to support execution of our business strategy, provide financial strength to our subsidiaries, and maintain sustained access to the capital markets, while at the same time meeting our regulatory capital requirements and conservative internal management targets.

Liquidity and capital resources are provided primarily through our business operations and financing activities.  Our business operations generate substantially all of their own liquidity and funding needs. We have a contingency funding plan which would guide our actions if one or more of our businesses were to experience disruptions from normal funding and liquidity sources. These actions include reallocating client cash balances in the RJBDP from third-party banks to our bank subsidiaries thereby bringing those deposits onto our Consolidated Statements of Financial Condition, increasing our FHLB borrowings at our bank subsidiaries, accessing committed and uncommitted lines of credit at the parent or certain operating subsidiaries, accessing capital markets, or in certain instances accessing certain lending programs available from the Federal Reserve. We also have the ability to create additional sources of funding by developing new products to meet the financial needs of our clients, such as the ESP deposit offering which was introduced to PCG clients in fiscal 2023. With each of our deposit offerings, we work to obtain sufficient liquidity to support our business operations while also maintaining a high level of FDIC insurance coverage for our clients.

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

On July 27, 2023, U.S. banking regulators issued proposed rules that, if enacted, would result in changes to regulations applicable to bank holding companies, including higher capital requirements and eliminating the AOCI opt-out election, which could reduce our regulatory capital ratios in the future. Under the proposed rule, if enacted, there would be a three-year transition period for the elimination of the AOCI opt-out election. We are continuing to evaluate these proposals, most of which would apply to us if our average total consolidated assets for four consecutive calendar quarters exceeded $100 billion, to assess their potential impact to our current businesses and strategies.

The following table presents the components of RJF’s regulatory capital used to calculate the aforementioned regulatory capital ratios.

$ in millions	March 31, 2024	September 30, 2023
Common equity tier 1 capital/Tier 1 capital
Common stock and related additional paid-in capital	$3,188	$3,145
Retained earnings	10,988	10,213
Treasury stock	(2,547)	(2,252)
Accumulated other comprehensive loss	(724)	(971)
Less: Goodwill and identifiable intangible assets, net of related deferred tax liabilities	(1,760)	(1,776)
Other adjustments	654	886
Common equity tier 1 capital	9,799	9,245
Preferred stock	79	79
Less: Tier 1 capital deductions	(3)	(3)
Tier 1 capital	9,875	9,321
Tier 2 capital
Qualifying subordinated debt	99	100
Qualifying allowances for credit losses	525	513
Tier 2 capital	624	613
Total capital	$10,499	$9,934

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

The following table presents RJF’s risk-weighted assets by exposure type used to calculate the aforementioned regulatory capital ratios.

$ in millions	March 31, 2024	September 30, 2023
On-balance sheet assets:
Corporate exposures	$19,396	$19,262
Exposures to sovereign and government-sponsored entities (1)	1,760	1,844
Exposures to depository institutions, foreign banks, and credit unions	1,933	1,878
Exposures to public-sector entities	697	698
Residential mortgage exposures	4,557	4,377
Statutory multi-family mortgage exposures	181	118
High volatility commercial real estate exposures	144	141
Past due loans	288	203
Equity exposures	528	538
Securitization exposures	142	134
Other assets	9,488	8,665
Off-balance sheet:
Standby letters of credit	91	91
Commitments with original maturity of one year or less	190	131
Commitments with original maturity greater than one year	2,430	2,396
Over-the-counter derivatives	307	311
Other off-balance sheet items	375	275
Market risk-weighted assets	2,544	2,485
Total standardized risk-weighted assets	$45,051	$43,547

(1)Exposure is predominantly to the U.S. government and its agencies.

Cash flows

Cash and cash equivalents (excluding amounts segregated for regulatory purposes and restricted cash) of $10.00 billion at March 31, 2024 increased $688 million compared with September 30, 2023. The increase in cash and cash equivalents primarily resulted from net income during the period, as well as an increase in bank deposits, net maturities of available-for-sale securities and short-term borrowings during the period. These increases were partially offset by investments in bank loans, common stock repurchases, dividends paid on our common and preferred stock, and the payment of prior-year bonuses during the six months ended March 31, 2024.

Sources of liquidity

Approximately $2.03 billion of our total March 31, 2024 cash and cash equivalents was RJF corporate cash, which included the cash held at the parent company, as well as cash it loaned to RJ&A. As of March 31, 2024, RJF had loaned $1.31 billion to RJ&A (such amount is included in the RJ&A cash balance in the following table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

The following table presents our holdings of cash and cash equivalents.

$ in millions	March 31, 2024
RJF	$752
TriState Capital Bank	3,810
Raymond James Bank	2,064
RJ&A	2,062
Raymond James Ltd. (“RJ Ltd.”)	491
Raymond James Financial Services, Inc.	154
Charles Stanley Group Limited (“Charles Stanley”)	121
Raymond James Trust Company of New Hampshire	102
Raymond James Capital Services, LLC	83
RJIM	77
Other subsidiaries	285
Total cash and cash equivalents	$10,001

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

RJF maintained depository accounts at Raymond James Bank and TriState Capital Bank totaling $290 million as of March 31, 2024. The portion of this total that was available on demand without restrictions, which amounted to $247 million as of March 31, 2024, is reflected in the RJF cash balance and excluded from Raymond James Bank’s cash balance in the preceding table.

A large portion of the cash and cash equivalents balances at our non-U.S. subsidiaries, including RJ Ltd. and Charles Stanley, as of March 31, 2024 was held to meet regulatory requirements and was not available for use by the parent.

In addition to the cash balances described, we have various other potential sources of cash available to the parent company from subsidiaries, as described in the following section.

Liquidity available from subsidiaries

Liquidity is principally available to RJF from RJ&A and Raymond James Bank.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934. As a member firm of the Financial Industry Regulatory Authority (“FINRA”), RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client balances. In addition, covenants in RJ&A’s committed financing facilities require its net capital to be a minimum of 10% of aggregate debit items. At March 31, 2024, RJ&A significantly exceeded the minimum regulatory requirements, the covenants in its financing arrangements pertaining to net capital, as well as its internally-targeted net capital tolerances. FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements which may result in RJ&A limiting dividends it would otherwise remit to RJF. We evaluate regulatory requirements, loan covenants and certain internal tolerances when determining the amount of liquidity available to RJF from RJ&A.
Our bank subsidiaries may pay dividends to RJF without prior approval of their regulators as long as the dividends do not exceed the sum of their current calendar year and the previous two calendar years’ retained net income, and they maintain their targeted regulatory capital ratios, among other restrictions.  Dividends paid to RJF from our bank subsidiaries may be limited to the extent that capital is needed to support balance sheet growth or as part of our liquidity and capital management activities.

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

As of March 31, 2024, RJF and RJ&A had the ability to borrow under our $750 million Credit Facility, a committed unsecured line of credit. We had no such borrowings outstanding under this facility as of March 31, 2024. See Note 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding our Credit Facility.

In addition to our Credit Facility, we have various uncommitted financing arrangements with third-party lenders, which are in the form of secured lines of credit, secured bilateral repurchase agreements, or unsecured lines of credit. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed and are generally collateralized by RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements (i.e., securities purchased under agreements to resell). As of March 31, 2024, we had outstanding borrowings of $200 million under one uncommitted unsecured agreement, which was included in “Other borrowings” on our Condensed Consolidated Statements of Financial Condition, and $371 million under three uncommitted secured borrowing arrangements, which were included in “Collateralized Financings” on our Condensed Consolidated Statements of Financial Condition. We

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

have a total of 12 uncommitted financing arrangements with third-party lenders (eight uncommitted secured and four uncommitted unsecured); however, lenders are generally under no contractual obligation to lend to us under uncommitted credit facilities. See Notes 6 and 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding these borrowings.

Our borrowings on uncommitted secured financing arrangements, which were in the form of repurchase agreements in RJ&A, were included in “Collateralized financings” on our Condensed Consolidated Statements of Financial Condition. The average daily balance outstanding during the five most recent quarters, the maximum month-end balance outstanding during the quarter and the period-end balances for repurchase agreements and reverse repurchase agreements are detailed in the following table.

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in millions)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
March 31, 2024	$256	$371	$371	$244	$449	$449
December 31, 2023	$171	$193	$169	$225	$252	$194
September 30, 2023	$153	$232	$157	$215	$279	$187
June 30, 2023	$123	$128	$110	$179	$181	$181
March 31, 2023	$174	$223	$150	$236	$310	$167

Other borrowings and collateralized financings

We had $1 billion in FHLB borrowings outstanding at March 31, 2024, comprised of floating-rate and fixed-rate advances. The interest rates on our floating-rate advances are based on SOFR. We use interest rate swaps to manage the risk of increases in interest rates associated with the majority of our floating-rate FHLB advances by converting the balances subject to variable interest rates to a fixed interest rate.

We pledge certain of our bank loans and available-for-sale securities with the FHLB as security for both the repayment of certain borrowings and to secure capacity for additional borrowings as needed. As of March 31, 2024, we had $9.52 billion in immediate credit available from the FHLB based on the collateral pledged. With the pledge of incremental collateral, we could further increase credit available to us from the FHLB. See Notes 4, 6, 7, and 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding bank loans and available-for-sale securities pledged with the FHLB and for further information on our FHLB borrowings, including the related maturities and interest rates.

As member banks, our bank subsidiaries have access to the Federal Reserve’s discount window and may have access to other lending programs that may be established by the Federal Reserve in unusual and exigent circumstances; however, we do not view borrowings from the Federal Reserve as one of our primary sources of funding.  See Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding available-for-sale securities and bank loans pledged with the FRB.

A portion of our fixed income transactions are cleared through a third-party clearing organization, which provides financing for the purchase of trading instruments to support such transactions. The amount of financing is based on the amount of trading inventory financed, as well as any deposits held at the clearing organization. Amounts outstanding under this financing arrangement are collateralized by a portion of our trading inventory and accrue interest based on market rates. While we had borrowings outstanding as of March 31, 2024, the clearing organization is under no contractual obligation to lend to us under this arrangement.

At March 31, 2024, we had subordinated notes due 2030 outstanding, with an aggregate principal amount of $98 million. See Note 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and Note 16 of our 2023 Form 10-K for additional information regarding these borrowings.

We may act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one counterparty and then lend them to another counterparty.  Where permitted, we have also loaned securities owned by clients or the firm to broker-dealers and other financial institutions.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balance of $584 million as of March 31, 2024 related to the securities loaned included in “Collateralized financings” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q. See Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and Note 2 of our 2023 Form 10-K for more information on our collateralized agreements and financings.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Senior notes payable

At March 31, 2024, we had aggregate outstanding senior notes payable of $2.04 billion, which, exclusive of any unaccreted premiums or discounts and debt issuance costs, was comprised of $500 million par 4.65% senior notes due 2030, $800 million par 4.95% senior notes due 2046, and $750 million par 3.75% senior notes due 2051. See Note 17 of the Notes to the Consolidated Financial Statements of our 2023 Form 10-K for additional information on our senior notes payable.

Credit ratings

Our issuer, senior long-term debt, and preferred stock credit ratings as of the most current report are detailed in the following table.

Credit Rating
	Fitch Ratings, Inc.	Moody’s	Standard & Poor’s Ratings Services
Issuer and senior long-term debt:
Rating	A-	A3	A-
Outlook	Stable	Stable	Stable
Last rating action	Affirmed	Affirmed	Affirmed
Date of last rating action	March 2024	March 2024	February 2024
Preferred stock:
Rating	BB+	Baa3 (hyb)	Not rated
Last rating action	Affirmed	Affirmed	N/A
Date of last rating action	March 2024	March 2024	N/A

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

Other sources and uses of liquidity

We have company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Certain of our non-qualified deferred compensation plans and other employee benefit plans are employee-directed (i.e., the participant chooses investment portfolio benchmarks) while others are company-directed. Of the company-owned life insurance policies which fund these plans, certain policies could be used as a source of liquidity for the firm. Those policies against which we could readily borrow had a cash surrender value of $1.09 billion as of March 31, 2024, comprised of $730 million related to employee-directed plans and $363 million related to company-directed plans, and we were able to borrow up to 90%, or $984 million, of the March 31, 2024 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to the employee-directed plans. There were no borrowings outstanding against any of these policies as of March 31, 2024.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

On May 12, 2021, we filed a “universal” shelf registration statement with the SEC pursuant to which we can issue debt, equity and other capital instruments if and when necessary or perceived by us to be opportune. Subject to certain conditions, this registration statement will be effective through May 12, 2024. Prior to its expiration, we intend to renew the shelf registration statement.

As part of our ongoing operations, we also enter into contractual arrangements that may require future cash payments, including certificates of deposit, lease obligations and other contractual arrangements, such as for software licenses and various services. See Notes 12 and 13 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and Notes 14 and 15 of our 2023 Form 10-K for information regarding our lease obligations and certificates of deposit, respectively. We have entered into investment commitments, lending commitments and other commitments to extend credit for which we are unable to reasonably predict the timing of future payments. See Note 16 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information.

REGULATORY

Refer to the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in “Item 1 - Business - Regulation” of our 2023 Form 10-K.

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of March 31, 2024, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF, Raymond James Bank, and TriState Capital Bank were categorized as “well-capitalized” as of March 31, 2024. The maintenance of certain risk-based and other regulatory capital levels could influence various capital allocation decisions impacting one or more of our businesses.  However, due to the current capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities. See Note 21 of the Notes to Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources - Capital structure” of this Form 10-Q for further information on regulatory capital requirements.

In March 2024, the SEC issued a final rule that requires registrants to provide climate-related disclosures in their annual reports which is intended to enhance and standardize climate-related disclosures. The rule requires, among other things, disclosures about the financial statement impacts of severe weather events and other natural conditions, as well as our climate-related oversight and risk management activities and material Scope 1 and Scope 2 greenhouse gas emissions. These new disclosures are effective for annual periods beginning in our fiscal 2026, except for disclosures of Scope 1 and 2 greenhouse gas emissions and certain other disclosure which are effective for annual periods beginning in our fiscal 2027. Several legal challenges were filed following the final rule issuance, and the rule is currently in review by the Eighth Circuit Court of Appeals (“Eighth Circuit”). The SEC has exercised its discretion to stay the final rule pending completion of judicial review of the consolidated Eighth Circuit petitions. We are monitoring the legal activity closely while continuing to evaluate the impact that this new guidance will have on our disclosures. Compliance with these additional disclosures could result in additional costs.

On April 23, 2024, the Department of Labor (“DOL”) issued a final rule significantly expanding the definition of “investment advice fiduciary” under the Employee Retirement Income Security Act of 1974. In related rulemakings, the DOL also finalized amendments to several Prohibited Transaction Exemptions (“PTEs”), which exempt certain compensation arrangements that would otherwise be prohibited. The final rules generally become effective September 23, 2024, with a one-year transition period for certain conditions in the PTEs. We are currently evaluating the impact of these new rules and the extent to which they are consistent with the SEC’s Regulation Best Interest. We expect compliance with the rules will require us to alter our business practices and may impose additional costs.

On April 23, 2024, the Federal Trade Commission (“FTC”) issued a final rule which will prohibit companies from entering into any new post-employment non-competition agreements with employees and independent contractors and make existing non-competition clauses for the vast majority of U.S. workers unenforceable. The rule will permit companies to enforce existing non-competition clauses only with a narrowly defined group of “senior executives,” but provides an exception for non-competition agreements entered into as part of the sale of a business. The rule will become effective 120 days after its publication in the Federal Register. We are currently evaluating the impact of this new rule, including the status of legal challenges. Compliance with the rule could require us to alter our business practices where such non-competition agreements are present and could accelerate the timing of compensation expense recognition in certain of our deferred compensation plans.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

Loss provisions

Loss provisions for legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of the Notes to Consolidated Financial Statements of our 2023 Form 10-K. In addition, refer to Note 16 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding legal and regulatory matters contingencies as of March 31, 2024.

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

To demonstrate the sensitivity of credit loss estimates on our bank loan portfolio to macroeconomic forecasts, we compared our modeled estimates under the base case economic scenario used to estimate the allowance for credit losses as of March 31, 2024, to what our estimate would have been under a downside case scenario and an upside scenario, without considering any offsetting effects in the qualitative component of our allowance for credit losses as of March 31, 2024. As of March 31, 2024, use of the downside case scenario would have resulted in an increase of approximately $210 million in the quantitative portion of our allowance for credit losses on bank loans, while the use of the upside case would have resulted in a reduction of approximately $40 million in the quantitative portion of our allowance for credit losses on bank loans at March 31, 2024. These hypothetical outcomes reflect the relative sensitivity of the modeled portion of our allowance estimate to macroeconomic forecasted scenarios but do not consider any potential impact qualitative adjustments could have on the allowance for credit losses in such environments. Qualitative adjustments could either increase or decrease modeled loss estimates calculated using an alternative economic scenario assumption. Further, such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance for a number of reasons including: (1) management’s predictions of future economic trends and relationships among the scenarios may differ from actual events; and (2) management’s application of subjective measures to modeled results through the qualitative portion of the allowance for credit losses when appropriate. The downside case scenario utilized in this hypothetical sensitivity analysis assumes a moderate recession. To the extent

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

macroeconomic conditions worsen beyond those assumed in this downside case scenario, we could incur provisions for credit losses significantly in excess of those estimated in this analysis.

See Note 2 of the Notes to Consolidated Financial Statements of our 2023 Form 10-K for information regarding our methodologies and assumptions used in estimating the allowance for credit losses. See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding our allowance for credit losses related to bank loans as of March 31, 2024.

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

See Note 2 of the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q for information regarding new accounting guidance we adopted during the three and six months ended March 31, 2024.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

	Six months ended March 31, 2024		Period-end VaR			Three months ended March 31,		Six months ended March 31,
$ in millions	High	Low	March 31, 2024	September 30, 2023	$ in millions	2024	2023	2024	2023
Daily VaR	$3	$1	$2	$2	Average daily VaR	$2	$2	$2	$2

The Fed’s MRR requires us to perform daily back-testing procedures for our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income, and intraday trading. Regulatory-defined daily trading losses are used to evaluate the performance of our VaR model and are not comparable to our actual daily net revenues. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During both the three and six months ended March 31, 2024, our regulatory-defined daily losses in our trading portfolios exceeded our predicted VaR on one occasion.

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

One of the objectives of our Asset and Liability Committee is to manage the sensitivity of net interest income to changes in market interest rates. This committee uses several measures to monitor and limit interest rate risk in our banking operations, including scenario analysis and economic value of equity (“EVE”). We utilize hedging strategies using interest rate swaps in our banking operations as a component of our asset and liability management process. For further information regarding this hedging strategy, see Note 2 of the Notes to Consolidated Financial Statements of our 2023 Form 10-K and Notes 13 and 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” of our 2023 Form 10-K for further information.

To ensure that we remain within the tolerances established for net interest income, a sensitivity analysis of net interest income to interest rate conditions is estimated under a variety of scenarios. We use simulation models and estimation techniques to assess the sensitivity of net interest income to movements in interest rates. The model estimates the sensitivity by calculating interest income and interest expense in a dynamic balance sheet environment using current repricing, prepayment, and reinvestment of cash flow assumptions over a 12-month time horizon. Assumptions used in the model include interest rate movement, the slope of the yield curve, and balance sheet composition and growth. The model also considers interest rate-

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

related risks such as pricing spreads, pricing of client cash accounts, including deposit betas, and prepayments. Various interest rate scenarios are modeled in order to determine the effect those scenarios may have on net interest income.

The following table is an analysis of our banking operations’ estimated net interest income over a 12-month period based on instantaneous shifts in interest rates (expressed in basis points) using our previously described asset/liability model, which assumes a dynamic balance sheet, a weighted-average deposit beta on our interest-bearing deposit accounts without stated maturities of approximately 45% as interest rates both rise and fall, and that interest rates do not decline below zero. While not presented, additional rate scenarios are performed, including interest rate ramps and yield curve shifts that may more realistically mimic the speed of potential interest rate movements. We also perform simulations on time horizons of up to five years to assess longer-term impacts to various interest rate scenarios. On a quarterly basis, we test expected model results to actual performance. Additionally, any changes made to key assumptions in the model are documented and approved by the Asset and Liability Committee.

Instantaneous changes in rate (1)	Net interest income ($ in millions)	Projected change in net interest income
+200	$1,932	13%
+100	$1,853	8%
0	$1,711	—%
-100	$1,596	(7)%
-200	$1,580	(8)%

(1)Our 0-basis point scenario was based on interest rates as of March 31, 2024.

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

We have classified all of our investments in debt securities as available-for-sale and have not classified any of our investments in debt securities as held-to-maturity. In our available-for-sale securities portfolio, we hold primarily fixed-rate agency-backed MBS, agency-backed CMOs, and U.S. Treasuries, which are carried at fair value on our Condensed Consolidated Statements of Financial Condition, with changes in the fair value of the portfolio recorded through OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. As the majority of our available-for-sale securities portfolio is comprised of U.S. government and government agency-backed securities, changes in fair value are primarily driven by changes in interest rates. At March 31, 2024, our available-for-sale securities portfolio had a fair value of $9.03 billion with a weighted-average yield of 2.25% and a weighted-average life, after factoring in estimated prepayments, of 3.9 years. To evaluate the interest rate sensitivity of our available-for-sale securities portfolio we also monitor, among other things, effective duration, defined as the approximate percentage change in price for a 100-basis point change in rates. As of March 31, 2024, the effective duration of our available-for-sale securities portfolio was approximately 3.30, which means that we would expect the market value of our available-for-sale securities portfolio to decline approximately 3.30% for every 100-basis point increase in interest rates and increase approximately 3.30% for every 100-basis point decline in interest rates. See Note 2 of the Notes to Consolidated Financial Statements of our 2023 Form 10-K and Note 4 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on our available-for-sale securities portfolio.

The Asset and Liability Committee also reviews EVE, which is a point in time analysis of current interest-earning assets and interest-bearing liabilities that incorporates all cash flows over their estimated remaining lives, discounted at current rates. The EVE approach is based on a static balance sheet and provides an indicator of future earnings and capital levels as the changes in EVE indicate the anticipated change in the value of future cash flows. We monitor sensitivity to changes in EVE utilizing Board of Directors-approved limits. These limits set a risk tolerance to changing interest rates and assist in determining strategies for mitigating this risk as EVE approaches these limits. As of March 31, 2024, our EVE analyses were within approved limits.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

The following table shows the maturities of our bank loan portfolio at March 31, 2024, including contractual principal repayments.  Maturities are generally determined based upon contractual terms; however, rollovers or extensions that are included for the purposes of measuring the allowance for credit losses are reflected in maturities in the following table. This table does not include any estimates of prepayments, which could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the table.

	Due in
$ in millions	One year or less	> One year - five years	> Five years - fifteen years	> Fifteen years	Total
SBL	$14,015	$575	$19	$1	$14,610
C&I loans	1,174	6,198	2,780	38	10,190
CRE loans	866	4,786	1,796	14	7,462
REIT loans	460	1,181	60	—	1,701
Residential mortgage loans	8	33	170	8,805	9,016
Tax-exempt loans	10	376	1,059	—	1,445
Total loans held for investment	16,533	13,149	5,884	8,858	44,424
Held for sale loans	—	—	65	81	146
Total loans held for sale and investment	$16,533	$13,149	$5,949	$8,939	$44,570

The following table shows the distribution of the recorded investment of those bank loans that mature in more than one year between fixed and adjustable interest rate loans at March 31, 2024.

	Interest rate type
$ in millions	Fixed	Adjustable	Total
SBL	$57	$538	$595
C&I loans	848	8,168	9,016
CRE loans	467	6,129	6,596
REIT loans	—	1,241	1,241
Residential mortgage loans	217	8,791	9,008
Tax-exempt loans	1,435	—	1,435
Total loans held for investment	3,024	24,867	27,891
Held for sale loans	3	143	146
Total loans held for sale and investment	$3,027	$25,010	$28,037

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

Foreign exchange risk

We are subject to foreign exchange risk due to our investments in foreign subsidiaries as well as transactions and resulting balances denominated in a currency other than the U.S. dollar (“USD”). For example, our bank loan portfolio includes loans which are denominated in Canadian dollars (“CAD”), totaling $1.35 billion and $1.40 billion at March 31, 2024 and September 30, 2023, respectively, when converted to the USD. A majority of such loans are held in a Canadian subsidiary of Raymond James Bank, which is discussed in the following sections.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

At March 31, 2024, we had foreign exchange risk in our investment in RJ Ltd. of CAD 446 million and in our investment in Charles Stanley of £287 million, which were not hedged. We had other, less significant investments in foreign domiciled subsidiaries, primarily in Europe, which were not hedged; however, we do not believe we had material foreign exchange risk either individually, or in the aggregate, pertaining to these subsidiaries as of March 31, 2024. Foreign exchange gains/losses related to our foreign investments are primarily reflected in OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 17 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding our components of OCI.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

We offer loans to financial advisors for retention and recruiting purposes. We have credit risk and may incur a loss primarily in the event that such borrower is no longer affiliated with us. See Note 2 of the Notes to Consolidated Financial Statements of our 2023 Form 10-K and Note 8 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information about our loans to financial advisors.

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

	Three months ended March 31,				Six months ended March 31,
	2024		2023		2024		2023
$ in millions	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans
C&I loans	$(23)	0.89%	$(20)	0.71%	$(29)	0.56%	$(24)	0.43%
CRE loans	(5)	0.27%	—	—%	(7)	0.19%	2	0.06%
Total loans held for sale and investment	$(28)	0.25%	$(20)	0.18%	$(36)	0.16%	$(22)	0.10%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

$ in millions	March 31, 2024	September 30, 2023
Nonperforming loans (1)	$187	$128
Nonperforming assets	$187	$128

Nonperforming loans as a % of total loans held for sale and investment	0.42%	0.29%
Allowance for credit losses as a % of nonperforming loans	252%	370%
Nonperforming assets as a % of Bank segment total assets	0.31%	0.21%

(1)Nonperforming loans at March 31, 2024 and September 30, 2023 included $103 million and $96 million, respectively, of loans, which were current pursuant to their contractual terms.

The increase in nonperforming loans and assets as of March 31, 2024 as compared with September 30, 2023 was primarily due to certain loans that were placed on nonaccrual status with an associated allowance during the three and six months ended March 31, 2024. See the table summarizing nonaccrual loans by category in Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. Although our nonperforming assets as a percentage of our Bank segment’s assets remained low as of March 31, 2024, any prolonged period of market deterioration could result in an increase in our nonperforming assets, an increase in our allowance for credit losses and/or an increase in net charge-offs in future periods, although the extent would depend on future developments that are highly uncertain.

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

Risk monitoring process

Another component of credit risk strategy for our bank loan portfolio is the ongoing risk monitoring and review processes, including our internal loan review process, as well as our rigorous processes to manage and limit credit losses arising from loan delinquencies. There are various other factors included in these processes, depending on the loan portfolio. There were no significant changes to those processes during the three months ended March 31, 2024. See further discussion of our risk monitoring process in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk - Banking activities” of our 2023 Form 10-K.

SBL and residential mortgage loan portfolios

Substantially all collateral securing our SBL portfolio is monitored on a daily basis. Collateral adjustments, as triggered by our monitoring procedures, are made by the borrower as necessary to ensure our loans are adequately secured, resulting in minimizing our credit risk. Collateral calls have been minimal relative to our SBL portfolio with no losses incurred during the three and six months ended March 31, 2024.

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

	Amount of delinquent residential mortgage loans			Delinquent residential mortgage loans as a percentage of outstanding residential mortgage loan balances
$ in millions	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
March 31, 2024	$3	$4	$7	0.03%	0.05%	0.08%
September 30, 2023	$3	$4	$7	0.03%	0.05%	0.08%

Our March 31, 2024 percentage compares favorably to the national average for over 30 day delinquencies of 1.94%, as most recently reported by the Fed.

Credit risk is also managed by diversifying the residential mortgage portfolio. Most of the loans in our residential loan portfolio are to PCG clients across the U.S. The following table details the geographic concentrations (top five states) of our one-to-four family residential mortgage loans.

	March 31, 2024
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

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize.  At March 31, 2024 and September 30, 2023, these loans totaled $2.89 billion and $2.85 billion, respectively, or approximately 32% and 33% of the residential mortgage portfolio, respectively.  The weighted-average number of years before the remainder of the loans, which were still in their interest-only period at March 31, 2024, begins amortizing is five years.

Corporate and tax-exempt loans

Credit risk in our corporate and tax-exempt loan portfolios is monitored on an individual loan basis for trends in borrower operating performance, payment history, credit ratings, collateral performance, loan covenant compliance, municipality demographics and other factors including industry performance and concentrations. The majority of our tax-exempt loan portfolio is comprised of loans to investment-grade borrowers. Credit risk is managed by diversifying the corporate bank loan portfolio. Furthermore, we monitor the concentration in any one industry and have established limits relative to capital. In addition, credit quality trends are monitored by industry to determine if a change in the risk exposure to a certain industry may warrant a change in our underwriting standards. Our corporate bank loan portfolio does not contain a significant concentration in any single industry. The following table details the industry concentrations (top five categories) of our corporate bank loans.

	March 31, 2024
	Loans outstanding as a % of total corporate bank loans held for sale and investment	Loans outstanding as a % of total loans held for sale and investment
Multi-family	13%	6%
Industrial warehouse	10%	4%
Office real estate	8%	3%
Loan fund	6%	3%
Consumer products and services	5%	2%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

The Fed’s measures to control inflation, including through increases in short-term interest rates in prior fiscal years, have had a dampening effect on certain sectors of the economy. Coupled with the present uncertainty regarding future Fed interest rate cuts, both in terms of timing and magnitude, we expect that such dampening could continue through the second half of our fiscal 2024 and could continue to negatively impact borrowers. We continue to closely monitor economic factors, including inflation and interest rates, that may impact our corporate loan portfolio. Additionally, in our fiscal 2023 and year-to-date fiscal 2024 we have sold, and may continue to sell, corporate loans as part of our credit risk mitigation strategies.

The aforementioned dampening effect on the economy and changes in business and consumer behavior have most notably impacted the commercial real estate sector, specifically office real estate loans. Risks related to such loans have increased due to pressure from higher interest rates, uncertainty related to tenant lease renewals, and elevated refinancing risks for loans with near-term maturities, among other issues. To mitigate risks related to our CRE portfolio, we continue to maintain conservative underwriting standards, including LTV limits that generally range between 65% to 80% at origination, depending upon property type and, in times of uncertainty, we may originate loans at even tighter thresholds. Currently, LTV at origination is generally at or below 70% for newly-originated CRE loans. These LTV ratios are subject to change over the life of the loan as property values change.

We seek to mitigate our refinancing risks in our CRE portfolio by subjecting loans with stated maturities in the near term to enhanced monitoring procedures. For example, approximately 40% of our office real estate loans are scheduled to mature in calendar years 2024 and 2025. Such office real estate loans with near-term maturities are subject to monthly reporting if a loan reaches our lowest pass rating. We also remain in frequent contact with the related borrowers well in advance of a loan’s stated maturity to take action on the loan ahead of any credit concerns, including working with the borrower to restructure the loan as necessary and ensuring that our allowances for credit losses are adequate to cover potential losses on the loans.

As of March 31, 2024, our highest industry concentrations within our CRE portfolio were multi-family, industrial warehouse, and office real estate which were 5%, 4%, and 3%, respectively, of total loans held for sale and investment. As a result of the aforementioned pressures on office real estate loans within our CRE portfolio, we are actively monitoring credit metrics across these loans. As of March 31, 2024, 11% of such loans were considered criticized loans and only 5% were nonperforming. As of March 31, 2024, our allowance for credit losses related to office real estate CRE loans represented 5% of the amortized cost of such loans.

In addition to the aforementioned CRE loans, we also have certain owner-occupied commercial real estate loans of approximately $200 million as of March 31, 2024 that were appropriately classified as C&I loans as the primary source of repayment for these loans is based on the financial strength of the owner and the cash flows of the respective business rather than the ability of the collateral to generate cash flows.

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

Effective the last week of May 2024, certain of our broker-dealer securities transactions, including those in the United States and Canada, will transition from a trade date plus two business days settlement timeframe to a trade date plus one business day (“T+1”) settlement timeframe. The transition to a T+1 settlement timeframe subjects us to increased operational risk with respect to reporting and timely settlement of transactions, and heightens the need for careful coordination with and dependencies on other industry participants. Our cross-functional working groups have partnered with industry groups to prepare us for the upcoming transition to a T+1 settlement timeframe, and we have taken appropriate action to meet the transition deadline. As a result, we do not expect the transition to T+1 to have a material impact on our results of operations or financial condition.

Periods of severe market volatility can result in a significantly higher level of transactions on specific days, which may present operational challenges from time to time that may result in losses. These losses can result from, but are not limited to, trade

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

errors, failed transaction settlements, late collateral calls to borrowers and counterparties, or interruptions to our system processing. We did not incur any significant losses related to such operational challenges during the six months ended March 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered securities for the six months ended March 31, 2024.

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described in the following paragraphs. The following table presents information on our purchases of our own stock, on a monthly basis, for the six months ended March 31, 2024.

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) at each month-end of securities that may yet be purchased under the plans or programs
October 1, 2023 – October 31, 2023	2,602	$100.13	—	$750
November 1, 2023 – November 30, 2023	516,466	$99.63	439,678	$1,500
December 1, 2023 – December 31, 2023	970,735	$110.03	968,566	$1,393
First quarter	1,489,803	$106.40	1,408,244

January 1, 2024 – January 31, 2024	31,211	$110.95	—	$1,393
February 1, 2024 – February 29, 2024	344,673	$118.60	336,110	$1,354
March 1, 2024 – March 31, 2024	1,361,324	$122.78	1,358,927	$1,187
Second quarter	1,737,208	$121.74	1,695,037

Fiscal year-to-date total	3,227,011	$114.66	3,103,281

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

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2024.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	May 7, 2024	/s/ Paul C. Reilly
Paul C. Reilly
Chair and Chief Executive Officer

Date:	May 7, 2024	/s/ Paul M. Shoukry
Paul M. Shoukry
President and Chief Financial Officer