Form 10-Q
period 2024-06-30
RAYMOND JAMES FINANCIAL INC
filed 2024-08-06
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
205,943,440 shares of common stock as of August 2, 2024

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Index
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in millions, except per share amounts	June 30, 2024	September 30, 2023
Assets:
Cash and cash equivalents	$9,095	$9,313
Assets segregated for regulatory purposes and restricted cash	3,641	3,235
Collateralized agreements	570	418
Financial instruments, at fair value:
Trading assets ($1,200 and $1,062 pledged as collateral)	1,472	1,187
Available-for-sale securities ($11 and $22 pledged as collateral)	8,530	9,181
Derivative assets	85	265
Other investments ($6 and $7 pledged as collateral)	333	306
Brokerage client receivables, net	2,798	2,525
Other receivables, net	1,933	1,608
Bank loans, net	45,149	43,775
Loans to financial advisors, net	1,258	1,136
Deferred income taxes, net	658	711
Goodwill and identifiable intangible assets, net	1,884	1,907
Other assets	3,222	2,793
Total assets	$80,628	$78,360

Liabilities and shareholders’ equity:
Bank deposits	$54,401	$54,199
Collateralized financings	1,154	337
Financial instrument liabilities, at fair value:
Trading liabilities	891	716
Derivative liabilities	354	490
Brokerage client payables	5,489	5,447
Accrued compensation, commissions and benefits	1,977	1,914
Other payables	2,084	1,931
Other borrowings	1,049	1,100
Senior notes payable	2,039	2,039
Total liabilities	69,438	68,173
Commitments and contingencies (see Note 16)
Shareholders’ equity
Preferred stock	79	79
Common stock; $.01 par value; 650,000,000 shares authorized; 249,886,619 shares issued and 205,573,733 shares outstanding as of June 30, 2024; 248,728,805 shares issued and 208,769,095 shares outstanding as of September 30, 2023	2	2
Additional paid-in capital	3,221	3,143
Retained earnings	11,385	10,213
Treasury stock, at cost; 44,312,886 and 39,959,710 common shares as of June 30, 2024 and September 30, 2023, respectively	(2,773)	(2,252)
Accumulated other comprehensive loss	(717)	(971)
Total equity attributable to Raymond James Financial, Inc.	11,197	10,214
Noncontrolling interests	(7)	(27)
Total shareholders’ equity	11,190	10,187
Total liabilities and shareholders’ equity	$80,628	$78,360
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
in millions, except per share amounts	2024	2023	2024	2023
Revenues:
Asset management and related administrative fees	$1,611	$1,373	$4,534	$3,917
Brokerage revenues:
Securities commissions	416	356	1,213	1,077
Principal transactions	116	105	369	364
Total brokerage revenues	532	461	1,582	1,441
Account and service fees	328	264	982	811
Investment banking	183	151	543	446
Interest income	1,057	987	3,159	2,729
Other	51	57	120	133
Total revenues	3,762	3,293	10,920	9,477
Interest expense	(534)	(386)	(1,561)	(911)
Net revenues	3,228	2,907	9,359	8,566
Non-interest expenses:
Compensation, commissions and benefits	2,090	1,851	6,054	5,407
Non-compensation expenses:
Communications and information processing	166	149	481	441
Occupancy and equipment	75	68	220	202
Business development	72	66	193	176
Investment sub-advisory fees	48	40	132	110
Professional fees	38	35	103	105
Bank loan provision/(benefit) for credit losses	(10)	54	23	96
Other	105	158	270	334
Total non-compensation expenses	494	570	1,422	1,464
Total non-interest expenses	2,584	2,421	7,476	6,871
Pre-tax income	644	486	1,883	1,695
Provision for income taxes	152	117	417	390
Net income	492	369	1,466	1,305
Preferred stock dividends	1	—	4	4
Net income available to common shareholders	$491	$369	$1,462	$1,301

Earnings per common share – basic	$2.37	$1.75	$7.02	$6.09
Earnings per common share – diluted	$2.31	$1.71	$6.85	$5.95
Weighted-average common shares outstanding – basic	206.8	210.1	207.9	213.0
Weighted-average common and common equivalent shares outstanding – diluted	212.3	214.8	213.1	218.0

Net income	$492	$369	$1,466	$1,305
Other comprehensive income/(loss), net of tax:
Available-for-sale securities	11	(76)	255	68
Currency translations, net of the impact of net investment hedges	(2)	20	16	73
Cash flow hedges	(2)	12	(17)	(1)
Total other comprehensive income/(loss), net of tax	7	(44)	254	140
Total comprehensive income	$499	$325	$1,720	$1,445

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
$ in millions, except per share amounts	2024	2023	2024	2023
Preferred stock:
Balance beginning of period	$79	$120	$79	$120
Redemption of preferred stock	—	(41)	—	(41)
Balance end of period	79	79	79	79

Common stock, par value $.01 per share:
Balance beginning of period	2	2	2	2
Share issuances	—	—	—	—
Balance end of period	2	2	2	2

Additional paid-in capital:
Balance beginning of period	3,186	3,035	3,143	2,987
Employee stock purchases	10	13	32	35
Distributions due to vesting of restricted stock units and exercise of stock options, net of forfeitures	(27)	—	(150)	(110)
Share-based compensation amortization	52	51	196	187
Balance end of period	3,221	3,099	3,221	3,099

Retained earnings:
Balance beginning of period	10,988	9,590	10,213	8,843
Net income attributable to Raymond James Financial, Inc.	492	369	1,466	1,305
Common and preferred stock cash dividends declared (see Note 17)	(95)	(89)	(294)	(278)
Balance end of period	11,385	9,870	11,385	9,870

Treasury stock:
Balance beginning of period	(2,547)	(1,954)	(2,252)	(1,512)
Purchases	(246)	(305)	(618)	(810)
Reissuances due to vesting of restricted stock units and exercise of stock options	20	—	97	63
Balance end of period	(2,773)	(2,259)	(2,773)	(2,259)

Accumulated other comprehensive income/(loss):
Balance beginning of period	(724)	(798)	(971)	(982)
Other comprehensive income/(loss), net of tax	7	(44)	254	140
Balance end of period	(717)	(842)	(717)	(842)
Total equity attributable to Raymond James Financial, Inc.	$11,197	$9,949	$11,197	$9,949

Noncontrolling interests:
Balance beginning of period	$(5)	$(26)	$(27)	$(26)
Net loss attributable to noncontrolling interests	—	(1)	—	(1)
Other net changes in noncontrolling interests	(2)	—	20	—
Balance end of period	(7)	(27)	(7)	(27)
Total shareholders’ equity	$11,190	$9,922	$11,190	$9,922
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
$ in millions	2024	2023
Cash flows from operating activities:
Net income	$1,466	$1,305
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	132	123
Deferred income taxes, net	(28)	(22)
Premium and discount amortization on available-for-sale securities and bank loans and net unrealized gain/loss on other investments	(30)	(37)
Provisions for credit losses and legal and regulatory matters, net	—	191
Share-based compensation expense	201	192
Unrealized gain on company-owned life insurance policies, net of expenses	(174)	(125)
Other	18	(1)
Net change in:
Collateralized agreements, net of collateralized financings	664	9
Loans (provided to) financial advisors, net of repayments	(146)	16
Brokerage client receivables and other receivables, net	(509)	456
Trading instruments, net	(78)	62
Derivative instruments, net	35	(224)
Other assets	(18)	(43)
Brokerage client payables and other payables	72	(5,764)
Accrued compensation, commissions and benefits	59	(95)
Purchases and originations of loans held for sale, net of proceeds from sales of securitizations and loans held for sale	(19)	9
Net cash provided by/(used in) operating activities	1,645	(3,948)

Cash flows from investing activities:
Increase in bank loans, net	(1,737)	(762)
Proceeds from sales of loans held for investment	337	600
Purchases of available-for-sale securities	(397)	(561)
Available-for-sale securities maturations, repayments and redemptions	1,279	977
Additions to property and equipment	(155)	(122)
Sales of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock, net	—	3
Investment in solar tax credit equity investment	(15)	—
Purchases of other investments, net	—	(6)
Other investing activities, net	(69)	(61)
Net cash provided by/(used in) investing activities	(757)	68

Cash flows from financing activities:
Increase in bank deposits	202	2,411
Repurchases of common stock and share-based awards withheld for payment of withholding tax requirements	(655)	(860)
Dividends on common and preferred stock	(288)	(266)
Exercise of stock options and employee stock purchases	37	37
Redemption of preferred stock	—	(40)
Proceeds from FHLB advances	1,300	2,550
Repayments of FHLB advances and other borrowed funds	(1,350)	(2,741)
Other financing, net	(2)	(2)
Net cash provided by/(used in) financing activities	(756)	1,089

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended June 30,
$ in millions	2024	2023
Currency adjustment:
Effect of exchange rate changes on cash and cash equivalents, including those segregated for regulatory purposes	56	346
Net increase/(decrease) in cash and cash equivalents, including those segregated for regulatory purposes and restricted cash	188	(2,445)
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at beginning of year	12,548	14,659
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of period	$12,736	$12,214

Cash and cash equivalents	$9,095	$8,375
Cash and cash equivalents segregated for regulatory purposes and restricted cash	3,641	3,839
Total cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of period	$12,736	$12,214

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,575	$858
Cash paid for income taxes, net	$548	$536
Cash outflows for lease liabilities	$91	$92
Non-cash right-of-use assets recorded for new and modified leases	$51	$112

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2024

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

NOTE 2 – UPDATE OF SIGNIFICANT ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 2 of our 2023 Form 10-K. During the three and nine months ended June 30, 2024, there were no significant changes to our significant accounting policies other than the accounting policies adopted or modified as part of our implementation of new or amended accounting guidance, as noted in the following section.

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

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of June 30, 2024
Assets at fair value on a recurring basis:
Trading assets:
Municipal and provincial obligations	$1	$336	$—	$—	$337
Corporate obligations	22	649	—	—	671
Government and agency obligations	32	111	—	—	143
Agency mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMOs”) and asset-backed securities (“ABS”)	—	218	—	—	218
Non-agency CMOs and ABS	—	63	—	—	63
Total debt securities	55	1,377	—	—	1,432
Equity securities	11	3	—	—	14
Brokered certificates of deposit	—	13	—	—	13
Other	—	—	13	—	13
Total trading assets	66	1,393	13	—	1,472
Available-for-sale securities (1)	946	7,584	—	—	8,530
Derivative assets - interest rate	2	398	—	(315)	85
All other investments:
Government and agency obligations (2)	90	—	—	—	90
Other	112	1	29	—	142
Total all other investments	202	1	29	—	232
Other assets - client-owned fractional shares	124	—	—	—	124
Subtotal	1,340	9,376	42	(315)	10,443
Other investments - private equity - measured at net asset value (“NAV”)					101
Total assets at fair value on a recurring basis	$1,340	$9,376	$42	$(315)	$10,544

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$8	$—	$—	$—	$8
Corporate obligations	—	595	—	—	595
Government and agency obligations	216	6	—	—	222
Agency MBS and CMOs	—	23	—	—	23
Total debt securities	224	624	—	—	848
Equity securities	32	11	—	—	43
Total trading liabilities	256	635	—	—	891
Derivative liabilities:
Interest rate	2	432	—	(82)	352
Foreign exchange	—	2	—	—	2
Total derivative liabilities	2	434	—	(82)	354
Other payables - repurchase liabilities related to client-owned fractional shares	124	—	—	—	124
Total liabilities at fair value on a recurring basis	$382	$1,069	$—	$(82)	$1,369

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

$ in millions	Level 1	Level 2	Level 3	Netting adjustments	Balance as of September 30, 2023
Assets at fair value on a recurring basis:
Trading assets:
Municipal and provincial obligations	$—	$239	$—	$—	$239
Corporate obligations	22	620	—	—	642
Government and agency obligations	24	117	—	—	141
Agency MBS, CMOs, and ABS	—	35	—	—	35
Non-agency CMOs and ABS	—	68	—	—	68
Total debt securities	46	1,079	—	—	1,125
Equity securities	20	2	—	—	22
Brokered certificates of deposit	—	36	—	—	36
Other	—	—	4	—	4
Total trading assets	66	1,117	4	—	1,187
Available-for-sale securities (1)	1,240	7,941	—	—	9,181
Derivative assets:
Interest rate	14	503	—	(261)	256
Foreign exchange	—	9	—	—	9
Total derivative assets	14	512	—	(261)	265
All other investments:
Government and agency obligations (2)	71	—	—	—	71
Other	102	2	30	—	134
Total all other investments	173	2	30	—	205
Other assets - client-owned fractional shares	98	—	—	—	98
Subtotal	1,591	9,572	34	(261)	10,936
Other investments - private equity - measured at NAV					101
Total assets at fair value on a recurring basis	$1,591	$9,572	$34	$(261)	$11,037

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$10	$—	$—	$—	$10
Corporate obligations	—	514	—	—	514
Government and agency obligations	161	1	—	—	162
Total debt securities	171	515	—	—	686
Equity securities	30	—	—	—	30
Total trading liabilities	201	515	—	—	716
Derivative liabilities:
Interest rate	13	563	—	(88)	488
Foreign exchange	—	2	—	—	2
Total derivative liabilities	13	565	—	(88)	490
Other payables - repurchase liabilities related to client-owned fractional shares	98	—	—	—	98
Total liabilities at fair value on a recurring basis	$312	$1,080	$—	$(88)	$1,304

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

Three months ended June 30, 2024 Level 3 instruments at fair value
	Financial assets
	Trading assets	Other investments
$ in millions	Other	All other
Fair value beginning of period	$4	$29
Total gains/(losses) included in earnings	—	—
Purchases and contributions	31	—
Sales and distributions	(22)	—
Transfers:
Into Level 3	—	—
Out of Level 3	—	—
Fair value end of period	$13	$29
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$(1)	$—

Nine months ended June 30, 2024 Level 3 instruments at fair value
	Financial assets
	Trading assets	Other investments
$ in millions	Other	All other
Fair value beginning of period	$4	$30
Total gains/(losses) included in earnings	—	(1)
Purchases and contributions	60	—
Sales and distributions	(51)	—
Transfers:
Into Level 3	—	—
Out of Level 3	—	—
Fair value end of period	$13	$29
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$(1)	$—

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Three months ended June 30, 2023 Level 3 instruments at fair value
	Financial assets		Financial liabilities
	Trading assets	Other investments	Derivative liabilities
$ in millions	Other	All other	Other
Fair value beginning of period	$3	$28	$(4)
Total gains/(losses) included in earnings	(1)	1	—
Purchases and contributions	19	—	—
Sales and distributions	(12)	—	—
Transfers:
Into Level 3	—	—	—
Out of Level 3	—	—	—
Fair value end of period	$9	$29	$(4)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$1	$1	$—

Nine months ended June 30, 2023 Level 3 instruments at fair value
	Financial assets		Financial liabilities
	Trading assets	Other investments	Derivative liabilities
$ in millions	Other	All other	Other
Fair value beginning of period	$1	$29	$(3)
Total gains/(losses) included in earnings	(1)	—	(1)
Purchases and contributions	55	—	—
Sales, distributions, and deconsolidations	(46)	—	—
Transfers:
Into Level 3	—	—	—
Out of Level 3	—	—	—
Fair value end of period	$9	$29	$(4)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$1	$—	$(1)

As of June 30, 2024, 13% of our assets and 2% of our liabilities were measured at fair value on a recurring basis. In comparison, as of September 30, 2023, 14% of our assets and 2% of our liabilities were measured at fair value on a recurring basis. As of both June 30, 2024 and September 30, 2023, Level 3 assets represented less than 1% of our assets measured at fair value on a recurring basis.

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

Our private equity portfolio as of June 30, 2024 primarily included investments in third-party funds, including growth equity, venture capital, and mezzanine lending fund investments. Our investments cannot be redeemed directly with the funds. Our investments are monetized through the liquidation of underlying assets of fund investments, the timing of which is uncertain.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table presents the recorded value and unfunded commitments related to our private equity investments portfolio.

$ in millions	Recorded value	Unfunded commitment
June 30, 2024
Private equity investments measured at NAV	$101	$26
Private equity investments not measured at NAV	7
Total private equity investments	$108

September 30, 2023
Private equity investments measured at NAV	$101	$29
Private equity investments not measured at NAV	7
Total private equity investments	$108

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

$ in millions	Level 2	Level 3	Total fair value	Valuation technique(s)	Unobservable input	Range (weighted-average)
June 30, 2024
Bank loans:
Residential mortgage loans	$2	$8	$10	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.4 yrs.)
Corporate loans	$—	$88	$88	Collateral or discounted cash flow (1)	Recovery rate	33% - 53% (39%)
Loans held for sale	$30	$—	$30	N/A	N/A	N/A

September 30, 2023
Bank loans:
Residential mortgage loans	$2	$8	$10	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.3 yrs.)
Corporate loans	$—	$84	$84	Collateral or discounted cash flow (1)	Recovery rate	22% - 65% (53%)
Loans held for sale	$2	$—	$2	N/A	N/A	N/A

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

Financial instruments not recorded at fair value

Many, but not all, of the financial instruments we hold were recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The following table presents the estimated fair value and fair value hierarchy of financial assets and liabilities that are not recorded at fair value on the Condensed Consolidated Statements of Financial Condition at June 30, 2024 and September 30, 2023. This table excludes financial instruments that are carried at amounts which approximate fair value. See Note 4 of our 2023 Form 10-K for a discussion of our financial instruments that are not recorded at fair value.

$ in millions	Level 2	Level 3	Total estimated fair value	Carrying amount
June 30, 2024
Financial assets:
Bank loans, net	$139	$43,852	$43,991	$45,021
Financial liabilities:
Bank deposits - certificates of deposit	$2,557	$—	$2,557	$2,562
Other borrowings - subordinated notes payable	$96	$—	$96	$99
Senior notes payable	$1,760	$—	$1,760	$2,039

September 30, 2023
Financial assets:
Bank loans, net	$142	$42,622	$42,764	$43,679
Financial liabilities:
Bank deposits - certificates of deposit	$2,817	$—	$2,817	$2,831
Other borrowings - subordinated notes payable	$94	$—	$94	$100
Senior notes payable	$1,640	$—	$1,640	$2,039

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

See Note 2 of our 2023 Form 10-K for a discussion of our accounting policies applicable to our available-for-sale securities.

The following table details the amortized costs and fair values of our available-for-sale securities. See Note 3 for additional information regarding the fair value of available-for-sale securities.

$ in millions	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2024
Agency residential MBS	$4,344	$—	$(471)	$3,873
Agency commercial MBS	1,439	—	(159)	1,280
Agency CMOs	1,381	—	(214)	1,167
Other agency obligations	629	—	(16)	613
Non-agency residential MBS	567	1	(47)	521
U.S. Treasuries	949	—	(4)	945
Corporate bonds	116	1	(4)	113
Other	19	—	(1)	18
Total available-for-sale securities	$9,444	$2	$(916)	$8,530

September 30, 2023
Agency residential MBS	$4,865	$—	$(654)	$4,211
Agency commercial MBS	1,464	—	(211)	1,253
Agency CMOs	1,448	—	(265)	1,183
Other agency obligations	710	—	(31)	679
Non-agency residential MBS	527	—	(64)	463
U.S. Treasuries	1,261	—	(21)	1,240
Corporate bonds	140	—	(6)	134
Other	18	—	—	18
Total available-for-sale securities	$10,433	$—	$(1,252)	$9,181

The amortized costs and fair values in the preceding table exclude $28 million of accrued interest on available-for-sale securities as of both June 30, 2024 and September 30, 2023, which was included in “Other receivables, net” on our Condensed Consolidated Statements of Financial Condition.

See Note 6 for more information regarding available-for-sale securities pledged with the FHLB and FRB.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table details the contractual maturities, amortized costs, fair values and current yields for our available-for-sale securities.  Weighted-average yields are calculated on a taxable-equivalent basis based on estimated annual income divided by the average amortized cost of these securities. Since our MBS and CMO available-for-sale securities are backed by mortgages, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. As a result, the weighted-average life of our available-for-sale securities portfolio, after factoring in estimated prepayments, was approximately 4.0 years as of June 30, 2024.

	June 30, 2024
$ in millions	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency residential MBS
Amortized cost	$1	$99	$1,804	$2,440	$4,344
Fair value	$1	$97	$1,638	$2,137	$3,873
Weighted-average yield	1.85%	2.52%	1.29%	2.04%	1.74%
Agency commercial MBS
Amortized cost	$67	$911	$412	$49	$1,439
Fair value	$66	$833	$342	$39	$1,280
Weighted-average yield	3.04%	1.53%	1.17%	1.87%	1.51%
Agency CMOs
Amortized cost	$—	$6	$36	$1,339	$1,381
Fair value	$—	$6	$32	$1,129	$1,167
Weighted-average yield	—%	2.34%	1.52%	1.73%	1.73%
Other agency obligations
Amortized cost	$195	$382	$43	$9	$629
Fair value	$192	$372	$40	$9	$613
Weighted-average yield	2.64%	3.59%	3.05%	3.07%	3.25%
Non-agency residential MBS
Amortized cost	$—	$—	$—	$567	$567
Fair value	$—	$—	$—	$521	$521
Weighted-average yield	—%	—%	—%	4.39%	4.39%
U.S. Treasuries
Amortized cost	$763	$186	$—	$—	$949
Fair value	$759	$186	$—	$—	$945
Weighted-average yield	3.68%	5.23%	—%	—%	3.99%
Corporate bonds
Amortized cost	$14	$79	$23	$—	$116
Fair value	$14	$77	$22	$—	$113
Weighted-average yield	3.71%	5.78%	5.02%	—%	5.38%
Other
Amortized cost	$—	$5	$5	$9	$19
Fair value	$—	$5	$4	$9	$18
Weighted-average yield	—%	7.38%	5.21%	8.24%	7.21%
Total available-for-sale securities
Amortized cost	$1,040	$1,668	$2,323	$4,413	$9,444
Fair value	$1,032	$1,576	$2,078	$3,844	$8,530
Weighted-average yield	3.45%	2.69%	1.35%	2.27%	2.25%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table details the gross unrealized losses and fair values of securities that were in a loss position at the reporting period end, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
$ in millions	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
June 30, 2024
Agency residential MBS	$88	$(1)	$3,730	$(470)	$3,818	$(471)
Agency commercial MBS	—	—	1,277	(159)	1,277	(159)
Agency CMOs	19	—	1,114	(214)	1,133	(214)
Other agency obligations	—	—	613	(16)	613	(16)
Non-agency residential MBS	30	—	421	(47)	451	(47)
U.S. Treasuries	—	—	525	(4)	525	(4)
Corporate bonds	—	—	78	(4)	78	(4)
Other	—	—	9	(1)	9	(1)
Total	$137	$(1)	$7,767	$(915)	$7,904	$(916)

September 30, 2023
Agency residential MBS	$73	$(3)	$4,119	$(651)	$4,192	$(654)
Agency commercial MBS	3	—	1,250	(211)	1,253	(211)
Agency CMOs	—	—	1,183	(265)	1,183	(265)
Other agency obligations	97	(1)	582	(30)	679	(31)
Non-agency residential MBS	62	(1)	401	(63)	463	(64)
U.S. Treasuries	120	—	995	(21)	1,115	(21)
Corporate bonds	13	—	78	(6)	91	(6)
Other	5	—	9	—	14	—
Total	$373	$(5)	$8,617	$(1,247)	$8,990	$(1,252)

At June 30, 2024, of the 1,000 available-for-sale securities in an unrealized loss position, 17 were in a continuous unrealized loss position for less than 12 months and 983 securities were in a continuous unrealized loss position for greater than 12 months.

At June 30, 2024, debt securities we held in excess of ten percent of our equity included those issued by the Federal National Home Mortgage Association and Federal Home Loan Mortgage Corporation with amortized costs of $4.36 billion and $2.66 billion, respectively, and fair values of $3.86 billion and $2.33 billion, respectively.

During the three and nine months ended June 30, 2024 and 2023, there were no sales of available-for-sale securities.

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

	June 30, 2024			September 30, 2023
$ in millions	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate (1)	$396	$434	$19,593	$509	$576	$18,270
Foreign exchange	—	1	975	4	2	1,191
Other	—	—	1,012	—	—	608
Subtotal	396	435	21,580	513	578	20,069
Derivatives designated as hedging instruments
Interest rate	4	—	1,250	8	—	1,200
Foreign exchange	—	1	1,203	5	—	1,172
Subtotal	4	1	2,453	13	—	2,372
Total gross fair value/notional amount	400	436	$24,033	526	578	$22,441
Offset on the Condensed Consolidated Statements of Financial Condition
Counterparty netting	(33)	(33)		(29)	(29)
Cash collateral netting	(282)	(49)		(232)	(59)
Total amounts offset	(315)	(82)		(261)	(88)
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	$85	$354		$265	$490
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
Financial instruments	(9)	—		(131)	—
Total	$76	$354		$134	$490

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

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2024	2023	2024	2023
Interest rate (cash flow hedges)	$(2)	$12	$(17)	$(1)
Foreign exchange (net investment hedges)	10	(16)	10	(33)
Total gains/(losses) included in AOCI, net of taxes	$8	$(4)	$(7)	$(34)

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for each of the three and nine months ended June 30, 2024 and 2023. We expect to reclassify $28 million of interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is three years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table details the gains/(losses) on derivatives not designated as hedging instruments recognized on the Condensed Consolidated Statements of Income and Comprehensive Income. These amounts do not include any offsetting gains/(losses) on the related hedged item.

$ in millions		Three months ended June 30,		Nine months ended June 30,
	Location of gain/(loss)	2024	2023	2024	2023
Interest rate	Principal transactions/other revenues	$3	$6	$7	$17
Foreign exchange	Other revenues	$11	$(20)	$3	$(56)
Other	Principal transactions	$—	$1	$—	$—

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

Derivatives with credit-risk-related contingent features

Certain of our derivative contracts contain provisions that require our debt to maintain an investment-grade rating from one or more of the major credit rating agencies or contain provisions related to default on certain of our outstanding debt. If our debt were to fall below investment-grade or we were to default on certain of our outstanding debt, the counterparties to the derivative instruments could terminate the derivative and request immediate payment, or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position was $2 million as of June 30, 2024 and $3 million as of September 30, 2023.

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

	Collateralized agreements			Collateralized financings
$ in millions	Reverse repurchase agreements	Securities borrowed	Total	Repurchase agreements	Securities loaned	Total
June 30, 2024
Gross amounts of recognized assets/liabilities	$311	$259	$570	$374	$780	$1,154
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts included in the Condensed Consolidated Statements of Financial Condition	311	259	570	374	780	1,154
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(311)	(249)	(560)	(374)	(750)	(1,124)
Net amounts	$—	$10	$10	$—	$30	$30

September 30, 2023
Gross amounts of recognized assets/liabilities	$187	$231	$418	$157	$180	$337
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts included in the Condensed Consolidated Statements of Financial Condition	187	231	418	157	180	337
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(187)	(224)	(411)	(157)	(173)	(330)
Net amounts	$—	$7	$7	$—	$7	$7

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

$ in millions	June 30, 2024	September 30, 2023
Repurchase agreements:
Government and agency obligations	$203	$122
Agency MBS and agency CMOs	171	35
Total repurchase agreements	$374	$157
Securities loaned:
Equity securities	780	180
Total collateralized financings	$1,154	$337

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

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

$ in millions	June 30, 2024	September 30, 2023
Collateral we received that was available to be delivered or repledged	$3,428	$3,267
Collateral that we delivered or repledged	$1,741	$730

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

$ in millions	June 30, 2024	September 30, 2023
Had the right to deliver or repledge	$1,217	$1,091
Did not have the right to deliver or repledge	$65	$63

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

$ in millions	June 30, 2024	September 30, 2023
Assets pledged with the FHLB or FRB:
Available-for-sale securities	$3,958	$3,897
Bank loans	10,784	10,166
Total assets pledged with the FHLB or FRB	$14,742	$14,063

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

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

The following table presents the balances for held for investment loans by portfolio segment and held for sale loans.

$ in millions	June 30, 2024	September 30, 2023
SBL	$15,429	$14,606
C&I loans	9,956	10,406
CRE loans	7,619	7,221
REIT loans	1,755	1,668
Residential mortgage loans	9,245	8,662
Tax-exempt loans	1,431	1,541
Total loans held for investment	45,435	44,104
Held for sale loans	170	145
Total loans held for sale and investment	45,605	44,249
Allowance for credit losses	(456)	(474)
Bank loans, net (1)	$45,149	$43,775

ACL as a % of total loans held for investment	1.00%	1.07%
Accrued interest receivable on bank loans (included in “Other receivables, net”)	$211	$200

(1)Bank loans, net as of June 30, 2024 and September 30, 2023 are presented net of $8 million and $52 million, respectively, of net unamortized discounts, unearned income, and deferred loan fees and costs, which included $51 million and $84 million, respectively, of net unamortized discounts that arose from the acquisition date fair value purchase discount on bank loans acquired in the TriState Capital Holdings, Inc. (“TriState Capital”) acquisition. See Note 3 of our 2023 Form 10-K for additional information.

See Note 6 for additional information regarding bank loans pledged with the FHLB and FRB and Note 14 for additional information regarding borrowings from the FHLB.

Held for sale loans

We originated or purchased $856 million and $1.85 billion of loans held for sale during the three and nine months ended June 30, 2024, respectively, and $699 million and $2.13 billion during the three and nine months ended June 30, 2023, respectively. The majority of these loans were purchases of the guaranteed portions of Small Business Administration (“SBA”) loans that were initially classified as loans held for sale upon purchase and subsequently transferred to trading instruments once they had been securitized into pools. Proceeds from the sales of these loans held for sale and not securitized amounted to $200 million and $443 million during the three and nine months ended June 30, 2024, respectively, and $221 million and $574 million during the three and nine months ended June 30, 2023, respectively. Net gains resulting from such sales were insignificant for each of the three and nine months ended June 30, 2024 and 2023.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Purchases and sales of loans held for investment

The following table presents purchases and sales of loans held for investment by portfolio segment.

$ in millions	C&I loans	CRE loans	REIT loans	Residential mortgage loans	Total
Three months ended June 30, 2024
Purchases	$218	$—	$5	$112	$335
Sales	$159	$—	$—	$—	$159
Nine months ended June 30, 2024
Purchases	$738	$—	$5	$234	$977
Sales	$322	$—	$9	$—	$331
Three months ended June 30, 2023
Purchases	$3	$—	$—	$94	$97
Sales	$441	$—	$—	$—	$441
Nine months ended June 30, 2023
Purchases	$360	$39	$24	$394	$817
Sales	$588	$—	$—	$—	$588

Sales in the preceding table represent the recorded investment (i.e., net of charge-offs and discounts or premiums) of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. As more fully described in Note 2 of our 2023 Form 10-K, corporate loan sales generally occur as part of our credit management activities.

Past due, nonaccrual, and modified loans

The following table presents information on delinquency status of our loans held for investment.

$ in millions	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual with allowance	Nonaccrual with no allowance	Current and accruing	Total loans held for investment
June 30, 2024
SBL	$8	$2	$10	$—	$—	$15,419	$15,429
C&I loans	—	—	—	61	—	9,895	9,956
CRE loans	—	—	—	70	19	7,530	7,619
REIT loans	—	—	—	—	—	1,755	1,755
Residential mortgage loans	6	—	6	—	8	9,231	9,245
Tax-exempt loans	—	—	—	—	—	1,431	1,431
Total loans held for investment	$14	$2	$16	$131	$27	$45,261	$45,435

September 30, 2023
SBL	$9	$—	$9	$—	$—	$14,597	$14,606
C&I loans	—	—	—	69	2	10,335	10,406
CRE loans	—	—	—	35	13	7,173	7,221
REIT loans	—	—	—	—	—	1,668	1,668
Residential mortgage loans	2	—	2	—	9	8,651	8,662
Tax-exempt loans	—	—	—	—	—	1,541	1,541
Total loans held for investment	$11	$—	$11	$104	$24	$43,965	$44,104

The preceding table includes $56 million and $96 million at June 30, 2024 and September 30, 2023, respectively, of nonaccrual loans which were current pursuant to their contractual terms.

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

borrowers experiencing financial difficulty are subject to our nonaccrual policies. Loans to borrowers experiencing financial difficulty which were modified during the three and nine months ended June 30, 2024 were not significant.

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

Other real estate owned, included in “Other assets” on our Condensed Consolidated Statements of Financial Condition, was insignificant at both June 30, 2024 and September 30, 2023.

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

$ in millions	Nature of collateral	June 30, 2024	September 30, 2023
C&I loans	Commercial real estate and other business assets	$9	$11
CRE loans	Office, multi-family residential, healthcare, medical office, and industrial real estate	$134	$47
Residential mortgage loans	Single family homes	$4	$5

CRE collateral dependent loans as of June 30, 2024 included certain loans that were placed on nonaccrual status with an associated allowance during the nine months ended June 30, 2024. The recorded investments in residential mortgage loans secured by one-to-four family residential properties for which formal foreclosure proceedings were in process were $2 million and $4 million as of June 30, 2024 and September 30, 2023, respectively.

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

	As of and for the nine months ended June 30, 2024
	Loans by origination fiscal year
$ in millions	2024	2023	2022	2021	2020	Prior	Revolving loans	Total
SBL
Risk rating:
Pass	$67	$33	$15	$77	$30	$52	$15,146	$15,420
Special mention	—	—	—	—	—	—	—	—
Substandard (1)	9	—	—	—	—	—	—	9
Doubtful	—	—	—	—	—	—	—	—
Total SBL	$76	$33	$15	$77	$30	$52	$15,146	$15,429
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

C&I loans
Risk rating:
Pass	$470	$586	$1,084	$758	$602	$3,383	$2,943	$9,826
Special mention	—	—	5	—	38	15	1	59
Substandard	—	—	—	—	39	20	12	71
Doubtful	—	—	—	—	—	—	—	—
Total C&I loans	$470	$586	$1,089	$758	$679	$3,418	$2,956	$9,956
Gross charge-offs	$—	$—	$—	$3	$4	$30	$—	$37

CRE loans
Risk rating:
Pass	$682	$1,176	$2,210	$977	$690	$1,205	$392	$7,332
Special mention	—	59	27	—	38	20	—	144
Substandard	—	—	9	5	9	96	16	135
Doubtful	—	—	—	—	—	8	—	8
Total CRE loans	$682	$1,235	$2,246	$982	$737	$1,329	$408	$7,619
Gross charge offs	$—	$—	$—	$—	$—	$8	$—	$8

REIT loans
Risk rating:
Pass	$145	$232	$182	$216	$95	$250	$558	$1,678
Special mention	—	12	—	—	—	13	52	77
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$145	$244	$182	$216	$95	$263	$610	$1,755
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage loans
Risk rating:
Pass	$1,028	$1,678	$2,784	$1,525	$874	$1,304	$32	$9,225
Special mention	—	—	1	—	—	5	—	6
Substandard	—	—	3	—	—	11	—	14
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$1,028	$1,678	$2,788	$1,525	$874	$1,320	$32	$9,245
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Tax-exempt loans
Risk rating:
Pass	$62	$57	$266	$153	$54	$839	$—	$1,431
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$62	$57	$266	$153	$54	$839	$—	$1,431
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

(1)As of June 30, 2024, these balances relate to loans which were collateralized by private securities or other financial instruments with a limited trading market.

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

	June 30, 2024
	Loans by origination fiscal year
$ in millions	2024	2023	2022	2021	2020	Prior	Revolving loans	Total
FICO score:
Below 600	$1	$7	$13	$5	$3	$15	$—	$44
600 - 699	43	53	111	52	45	129	3	436
700 - 799	838	1,012	1,599	806	480	652	19	5,406
800 +	145	602	1,065	660	345	520	9	3,346
FICO score not available	1	4	—	2	1	4	1	13
Total	$1,028	$1,678	$2,788	$1,525	$874	$1,320	$32	$9,245

LTV ratio:
Below 80%	$757	$1,185	$2,144	$1,201	$677	$1,006	$31	$7,001
80%+	271	493	644	324	197	314	1	2,244
Total	$1,028	$1,678	$2,788	$1,525	$874	$1,320	$32	$9,245

	September 30, 2023
	Loans by origination fiscal year
$ in millions	2023	2022	2021	2020	2019	Prior	Revolving loans	Total
FICO score:
Below 600	$7	$1	$3	$2	$3	$55	$—	$71
600 - 699	99	154	106	83	30	79	4	555
700 - 799	1,381	2,327	1,218	666	320	609	20	6,541
800 +	274	407	279	168	77	265	6	1,476
FICO score not available	4	2	3	1	5	3	1	19
Total	$1,765	$2,891	$1,609	$920	$435	$1,011	$31	$8,662

LTV ratio:
Below 80%	$1,244	$2,218	$1,257	$716	$323	$780	$29	$6,567
80%+	521	673	352	204	112	231	2	2,095
Total	$1,765	$2,891	$1,609	$920	$435	$1,011	$31	$8,662

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Allowance for credit losses

The following table presents changes in the allowance for credit losses on held for investment bank loans by portfolio segment.

$ in millions	SBL	C&I loans	CRE loans	REIT loans	Residential mortgage loans	Tax-exempt loans	Total
Three months ended June 30, 2024
Balance at beginning of period	$6	$196	$181	$19	$67	$2	$471
Provision/(benefit) for credit losses	(1)	(20)	16	1	(6)	—	(10)
Net (charge-offs)/recoveries:
Charge-offs	—	(6)	(1)	—	—	—	(7)
Recoveries	—	—	—	—	1	—	1
Net (charge-offs)/recoveries	—	(6)	(1)	—	1	—	(6)
Foreign exchange translation adjustment	—	—	1	—	—	—	1
Balance at end of period	$5	$170	$197	$20	$62	$2	$456

Nine months ended June 30, 2024
Balance at beginning of period	$7	$214	$161	$16	$74	$2	$474
Provision/(benefit) for credit losses	(2)	(9)	43	4	(13)	—	23
Net (charge-offs)/recoveries:
Charge-offs	—	(37)	(8)	—	—	—	(45)
Recoveries	—	2	—	—	1	—	3
Net (charge-offs)/recoveries	—	(35)	(8)	—	1	—	(42)
Foreign exchange translation adjustment	—	—	1	—	—	—	1
Balance at end of period	$5	$170	$197	$20	$62	$2	$456

ACL by loan portfolio segment as a % of total ACL	1.1%	37.3%	43.2%	4.4%	13.6%	0.4%	100.0%

Three months ended June 30, 2023
Balance at beginning of period	$5	$219	$100	$15	$74	$2	$415
Provision/(benefit) for credit losses	—	(8)	55	1	6	—	54
Net (charge-offs)/recoveries:
Charge-offs	—	(6)	(9)	—	—	—	(15)
Recoveries	—	—	—	—	—	—	—
Net (charge-offs)/recoveries	—	(6)	(9)	—	—	—	(15)
Foreign exchange translation adjustment	—	1	1	—	—	—	2
Balance at end of period	$5	$206	$147	$16	$80	$2	$456

Nine months ended June 30, 2023
Balance at beginning of period	$3	$226	$87	$21	$57	$2	$396
Provision/(benefit) for credit losses	2	10	66	(5)	23	—	96
Net (charge-offs)/recoveries:
Charge-offs	—	(30)	(10)	—	—	—	(40)
Recoveries	—	—	3	—	—	—	3
Net (charge-offs)/recoveries	—	(30)	(7)	—	—	—	(37)
Foreign exchange translation adjustment	—	—	1	—	—	—	1
Balance at end of period	$5	$206	$147	$16	$80	$2	$456

ACL by loan portfolio segment as a % of total ACL	1.1%	45.3%	32.2%	3.5%	17.5%	0.4%	100.0%

The allowance for credit losses on held for investment bank loans decreased $15 million during the three months ended June 30, 2024, primarily resulting from a bank loan benefit for credit losses of $10 million and net charge-offs on certain loans in the current quarter. The bank loan benefit for credit losses for the three months ended June 30, 2024 primarily reflected the positive impacts of net loan repayments, sales, and improved loan grades on the C&I loan portfolio, and an improvement in forecasted home prices on the residential mortgage portfolio, partially offset by the impact of loan downgrades in our CRE portfolio.

The allowance for credit losses on held for investment bank loans decreased $18 million during the nine months ended June 30, 2024, primarily resulting from net-charges off during the period, partially offset by the bank loan provision for credit losses of $23 million. The bank loan provision for credit losses for the nine months ended June 30, 2024 primarily reflected the impacts

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

of loan growth, specific reserves, loan downgrades, and charge-offs in our C&I and CRE loan portfolios, partially offset by the favorable impacts of an improved economic forecast, loan repayments, and loan sales.

The allowance for credit losses on unfunded lending commitments, which is included in “Other payables” on our Condensed Consolidated Statements of Financial Condition, was $22 million, $20 million, and $22 million at June 30, 2024, March 31, 2024, and September 30, 2023, respectively.

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

$ in millions	June 30, 2024	September 30, 2023
Affiliated with the firm as of period-end (1)	$1,282	$1,158
No longer affiliated with the firm as of period-end (2)	14	10
Total loans to financial advisors	1,296	1,168
Allowance for credit losses	(38)	(32)
Loans to financial advisors, net	$1,258	$1,136
Accrued interest receivable on loans to financial advisors (included in “Other receivables, net”)	$8	$6
Allowance for credit losses as a percent of total loans to financial advisors	2.93%	2.74%

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

$ in millions	Aggregate assets	Aggregate liabilities
June 30, 2024
LIHTC funds	$139	$66
Restricted Stock Trust Fund	27	27
Total	$166	$93

September 30, 2023
LIHTC funds	$51	$6
Restricted Stock Trust Fund	20	20
Total	$71	$26

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table presents information about the carrying value of the assets and liabilities of the VIEs which we consolidate and which are included on our Condensed Consolidated Statements of Financial Condition. Intercompany balances are eliminated in consolidation and are not reflected in the following table.

$ in millions	June 30, 2024	September 30, 2023
Assets:
Cash and cash equivalents and assets segregated for regulatory purposes and restricted cash	$15	$5
Other assets	124	46
Total assets	$139	$51
Liabilities:
Other payables	$42	$—
Total liabilities	$42	$—
Noncontrolling interests	$(7)	$(27)

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

	June 30, 2024			September 30, 2023
$ in millions	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
LIHTC funds	$8,824	$3,114	$76	$8,451	$2,964	$113
Private Equity Interests	2,720	852	101	2,591	655	101
Other	115	83	3	201	84	3
Total	$11,659	$4,049	$180	$11,243	$3,703	$217

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

$ in millions	June 30, 2024	September 30, 2023
Investments in company-owned life insurance policies	$1,330	$1,110
Property and equipment, net	618	561
Lease right-of-use (“ROU”) assets	562	560
Prepaid expenses	236	209
Investments in FHLB and FRB stock	114	114
Client-owned fractional shares	124	98
All other	238	141
Total other assets	$3,222	$2,793

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

$ in millions	June 30, 2024	September 30, 2023
ROU assets (included in “Other assets”)	$562	$560
Lease liabilities (included in “Other payables”)	$542	$539

Lease liabilities as of June 30, 2024 excluded $17 million of minimum lease payments related to lease arrangements that were legally binding but had not yet commenced. These leases are estimated to commence between dates later in fiscal year 2024 through fiscal year 2025 with lease terms ranging from three to eight years.

Lease expense

The following table details the components of lease expense, which is included in “Occupancy and equipment” expense on our Condensed Consolidated Statements of Income and Comprehensive Income.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2024	2023	2024	2023
Lease costs	$37	$35	$106	$98
Variable lease costs	$9	$9	$28	$24

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

	June 30, 2024		September 30, 2023
$ in millions	Balance	Weighted-average rate	Balance	Weighted-average rate
Money market and savings accounts	$30,963	2.23%	$32,268	1.85%
Interest-bearing demand deposits	20,411	5.00%	18,376	4.98%
Certificates of deposit	2,562	4.70%	2,831	4.41%
Non-interest-bearing demand deposits	465	—	724	—
Total bank deposits	$54,401	3.39%	$54,199	3.06%

Money market and savings accounts in the preceding table included $23.37 billion and $25.36 billion as of June 30, 2024 and September 30, 2023, respectively, of cash balances which were swept to our Bank segment from the client investment accounts maintained at Raymond James & Associates, Inc. (“RJ&A”). Such deposits are held in Federal Deposit Insurance Corporation (“FDIC”)-insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”). Total bank deposits in the preceding table included $14.04 billion and $13.59 billion of deposits as of June 30, 2024 and September 30, 2023, respectively, associated with our Enhanced Savings Program (“ESP”), in which PCG clients deposit cash in a high-yield Raymond James Bank account. Substantially all of the ESP balances are reflected in interest-bearing demand deposits in the preceding table.

The following table details the amount of total bank deposits (which excludes affiliate deposits) that are FDIC-insured, as well as the amount that exceeded the FDIC insurance limit at each respective period end.

$ in millions	June 30, 2024	September 30, 2023
FDIC-insured bank deposits	$48,167	$48,344
Bank deposits exceeding FDIC insurance limit (1) (2)	6,234	5,855
Total bank deposits	$54,401	$54,199
FDIC-insured bank deposits as a % of total bank deposits	89%	89%

(1)Bank deposits that exceeded the FDIC insurance limit were calculated in accordance with applicable regulatory reporting requirements.
(2)Excluded affiliate deposits exceeding the FDIC insurance limit of $962 million and $764 million as of June 30, 2024 and September 30, 2023, respectively.

The following table sets forth the amount of certificates of deposit that exceeded the FDIC insurance limit, categorized by the time remaining until maturity, as of June 30, 2024.

$ in millions	June 30, 2024
Three months or less	$64
Over three through six months	45
Over six through twelve months	36
Over twelve months	15
Total certificates of deposit that exceeded the FDIC insurance limit (1)	$160

(1)Total certificates of deposit that exceeded the FDIC insurance limit were calculated in accordance with applicable regulatory reporting requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The maturities by fiscal year of our certificates of deposit as of June 30, 2024 are presented in the following table.

$ in millions
Remainder of 2024	$508
2025	1,743
2026	268
2027	20
2028	15
Thereafter	8
Total certificates of deposit	$2,562

Interest expense on deposits, excluding interest expense related to affiliate deposits, is summarized in the following table.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2024	2023	2024	2023
Money market and savings accounts	$169	$125	$484	$370
Interest-bearing demand deposits	247	157	742	266
Certificates of deposit	30	30	92	54
Total interest expense on deposits	$446	$312	$1,318	$690

We use an interest rate swap to manage the risk of increases in interest rates associated with certain money market and savings accounts by converting the balances subject to variable interest rates to a fixed interest rate. See Note 2 of our 2023 Form 10-K for information regarding this interest rate swap, which has been designated and accounted for as a cash flow hedge.

NOTE 14 – OTHER BORROWINGS

The following table details the components of our other borrowings.

	June 30, 2024			September 30, 2023
$ in millions	Weighted-average interest rate	Maturity date	Balance	Weighted-average interest rate	Maturity date	Balance
FHLB advances:
Floating rate - term	5.64%	March 2025 - December 2025	$650	5.62%	December 2023 - March 2025	$850
Fixed rate	4.62%	September 2024 - December 2028	300	5.70%	December 2023	150
Total FHLB advances			950			1,000
Subordinated notes - fixed-to-floating (including an unaccreted premium of $1 and $2, respectively)	5.75%	May 2030	99	5.75%	May 2030	100
Total other borrowings			$1,049			$1,100

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

Subordinated notes

As of June 30, 2024, we had subordinated notes due May 2030 outstanding, with an aggregate principal amount of $98 million. Our subordinated notes incur interest at a fixed rate of 5.75% until May 2025 and thereafter at a variable interest rate equal to 3-month CME Term Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment of 5.62% per annum. We may redeem these subordinated notes beginning in August 2025 at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to the redemption date.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Credit Facility

RJF and RJ&A are parties to a revolving credit facility agreement (the “Credit Facility”), a committed unsecured line of credit under which either RJ&A or RJF have the ability to borrow. The Credit Facility has a term through April 2028 and provides for maximum borrowings of up to $750 million. The interest rates on borrowings under the Credit Facility are variable and based on SOFR, as adjusted for RJF’s credit rating. There were no borrowings outstanding on the Credit Facility as of June 30, 2024 or September 30, 2023. There is a facility fee associated with the Credit Facility, which also varies with RJF’s credit rating (the “Variable Rate Facility Fee”). Based upon RJF’s credit rating as of June 30, 2024, the Variable Rate Facility Fee, which is applied to the committed amount, was 0.125% per annum.

Other

In addition to the Credit Facility, we maintain various secured and unsecured lines of credit, which are generally utilized to finance certain fixed income trading instruments or for cash management purposes. Borrowings during the period were generally day-to-day and there were no borrowings outstanding on these arrangements as of June 30, 2024 or September 30, 2023. The interest rates for these arrangements are variable and are based on a daily bank quoted rate, which may reference SOFR, the federal funds rate, a lender’s prime rate, the Canadian prime rate or another commercially available rate, as applicable.

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

Effective tax rate

Our effective income tax rate of 22.1% for the nine months ended June 30, 2024 was lower than the 23.7% effective tax rate for our fiscal year 2023. The decrease in the effective income tax rate was primarily due to a larger tax benefit recognized during the current period related to nontaxable valuation gains associated with our company-owned life insurance policies compared to that for the fiscal year 2023, as well as a change in the amount of nondeductible fines and penalties compared to fiscal year 2023.

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

NOTE 16 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Underwriting commitments

In the normal course of business, we enter into commitments for debt and equity underwritings. As of June 30, 2024, we had no such open underwriting commitments.

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

$ in millions	June 30, 2024	September 30, 2023
SBL and other consumer lines of credit	$42,523	$38,791
Commercial lines of credit	$4,436	$4,131
Unfunded lending commitments	$672	$936
Standby letters of credit	$106	$123

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

We offer loans to prospective financial advisors for recruiting and retention purposes. See Note 2 of our 2023 Form 10-K and Note 8 of this Form 10-Q for additional information regarding our loans to financial advisors. These offers are contingent upon certain events occurring, including the individuals joining us or continuing their affiliation with us and meeting certain other conditions outlined in their offer. We had unfunded commitments of $11 million for loans to financial advisors who have met such conditions as of June 30, 2024.

Investment commitments

We had unfunded commitments to various investments, primarily held by Raymond James Bank and TriState Capital Bank, of $80 million as of June 30, 2024.

In July 2024, we entered into an agreement to invest approximately $90 million in a renewable energy project expected to qualify for tax credits and other tax benefits. Of the total investment, $18 million was funded upon the closing of the transaction in July 2024, and we expect to fund the remaining $72 million in our fiscal 2025 upon the project satisfying certain conditions.

Other commitments

Raymond James Affordable Housing Investments, Inc. (“RJAHI”) sells investments in project partnerships to various LIHTC funds, which have third-party investors, and for which RJAHI serves as the managing member or general partner. RJAHI typically sells investments in project partnerships to LIHTC funds within 90 days of their acquisition. Until such investments are sold to LIHTC funds, RJAHI is responsible for funding investment commitments to such partnerships. As of June 30, 2024, RJAHI had committed approximately $145 million to project partnerships that had not yet been sold to LIHTC funds. Because we expect to sell these project partnerships to LIHTC funds and the equity funding events arise over future periods, the contractual commitments are not expected to materially impact our future liquidity requirements. RJAHI may also make short-term loans or advances to project partnerships and LIHTC funds.

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

RJF and certain of its subsidiaries are subject to regular reviews and inspections by regulatory authorities and self-regulatory organizations. Reviews can result in the imposition of sanctions for regulatory violations, ranging from non-monetary censures to fines and, in serious cases, temporary or permanent suspension from conducting business, or limitations on certain business activities. In addition, regulatory agencies and self-regulatory organizations institute investigations from time to time, among other things, into industry practices, which can also result in the imposition of such sanctions. As previously disclosed, the firm has been cooperating with the SEC in connection with an investigation of the firm’s compliance with records preservation requirements relating to business communications sent over electronic messaging channels that have not been approved by the firm. The SEC has reportedly been conducting similar investigations of record preservation practices at other financial institutions. We have reached a settlement in principle with the SEC’s Division of Enforcement to resolve this investigation, which will include the payment of a $50 million civil monetary penalty. That amount was accrued within “Other payables” on our Condensed Consolidated Statements of Financial Condition as of June 30, 2024. The settlement is subject to review and final approval by the SEC. Refer to Note 2 of our 2023 Form 10-K for a discussion of our criteria for recognizing liabilities for contingencies.

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

There are certain matters for which we are unable to estimate the upper end of the range of reasonably possible loss. With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss as of June 30, 2024, we estimated the upper end of the range of reasonably possible aggregate loss to be approximately $40 million in excess of the aggregate accruals for such matters.  Refer to Note 2 of our 2023 Form 10-K for a discussion of our criteria for recognizing liabilities for contingencies.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 17 – SHAREHOLDERS’ EQUITY

Preferred stock

The following table details the shares outstanding, carrying value, and aggregate liquidation preference of our preferred stock. For further details regarding our preferred stock see Note 20 of our 2023 Form 10-K.

$ in millions	June 30, 2024	September 30, 2023
6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”):
Shares outstanding	80,500	80,500
Carrying value	$79	$79
Aggregate liquidation preference	$81	$81

The following table details dividends declared and dividends paid on our 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”) and Series B Preferred Stock for the three and nine months ended June 30, 2024 and 2023.

	Dividends declared		Dividends paid
$ in millions, except per share amounts	Total dividends	Per preferred share amount	Total dividends	Per preferred share amount
Three months ended June 30, 2024
Series B Preferred Stock	$1	$15.94	$1	$15.94
Nine months ended June 30, 2024
Series B Preferred Stock	$4	$47.82	$4	$47.82
Three months ended June 30, 2023
Series A Preferred Stock (1)	$—	$—	$1	$16.88
Series B Preferred Stock	1	$15.94	1	$15.94
Total (1)	$1		$2
Nine months ended June 30, 2023
Series A Preferred Stock (1)	$2	$33.76	$3	$50.64
Series B Preferred Stock	3	$47.82	3	$47.82
Total (1)	$5		$6

(1)    On April 3, 2023, we redeemed all 40,250 outstanding shares of our Series A Preferred Stock with a carrying value of $41 million, which triggered the redemption of the related depositary shares, each representing a 1/40th interest of a share of Series A Preferred Stock, for an aggregate redemption value of $40 million. Preferred stock dividends on our Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended June 30, 2023 included dividends declared during the periods, as well as the $1 million excess of the carrying value of our Series A Preferred Stock over the redemption value, which was reported as an offset to preferred dividends and increased net income available to common shareholders.

Common equity

The following table presents the changes in our common shares outstanding for the three and nine months ended June 30, 2024 and 2023.

	Three months ended June 30,		Nine months ended June 30,
Shares in millions	2024	2023	2024	2023
Balance beginning of period	207.3	211.6	208.8	215.1
Repurchases of common stock under the Board of Directors’ common stock repurchase authorization	(2.0)	(3.3)	(5.1)	(8.4)
Issuances due to vesting of RSUs, employee stock purchases, and exercise of stock options, net of forfeitures	0.3	0.2	1.9	1.8
Balance end of period	205.6	208.5	205.6	208.5

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

Share repurchases

We repurchase shares of our common stock from time to time for a number of reasons, including to offset dilution, which could arise from share issuances resulting from share-based compensation programs or acquisitions. In November 2023, our Board of Directors authorized common stock repurchases of up to $1.5 billion, which replaced the previous authorization. Our share repurchases are effected primarily through regular open-market purchases, typically under a SEC Rule 10b-18 plan, the amounts and timing of which are determined primarily by our current and projected capital position, applicable legal and regulatory constraints, general market conditions and the price and trading volumes of our common stock. During the three months ended June 30, 2024, we repurchased 2.0 million shares of our common stock for $243 million at an average price of $121.98 per share under the Board of Directors’ common stock repurchase authorization. During the nine months ended June 30, 2024, we repurchased 5.1 million shares of our common stock for $600 million at an average price of $117.71 per share. As of June 30, 2024, $944 million remained available under the Board of Directors’ common stock repurchase authorization.

Common stock dividends

Dividends per common share declared and paid are detailed in the following table for each respective period.

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Dividends per common share - declared	$0.45	$0.42	$1.35	$1.26
Dividends per common share - paid	$0.45	$0.42	$1.32	$1.18

Our dividend payout ratio is detailed in the following table for each respective period and is computed by dividing dividends declared per common share by earnings per diluted common share.

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Dividend payout ratio	19.5%	24.6%	19.7%	21.2%

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

$ in millions	Net investment hedges	Currency translations	Subtotal: net investment hedges and currency translations	Available- for-sale securities	Cash flow hedges	Total
Three months ended June 30, 2024
AOCI as of beginning of period	$143	$(198)	$(55)	$(698)	$29	$(724)
OCI:
OCI before reclassifications and taxes	14	(12)	2	14	4	20
Amounts reclassified from AOCI, before tax	—	—	—	—	(7)	(7)
Pre-tax net OCI	14	(12)	2	14	(3)	13
Income tax effect	(4)	—	(4)	(3)	1	(6)
OCI for the period, net of tax	10	(12)	(2)	11	(2)	7
AOCI as of end of period	$153	$(210)	$(57)	$(687)	$27	$(717)

Nine months ended June 30, 2024
AOCI as of beginning of period	$143	$(216)	$(73)	$(942)	$44	$(971)
OCI:
OCI before reclassifications and taxes	14	6	20	338	4	362
Amounts reclassified from AOCI, before tax	—	—	—	—	(26)	(26)
Pre-tax net OCI	14	6	20	338	(22)	336
Income tax effect	(4)	—	(4)	(83)	5	(82)
OCI for the period, net of tax	10	6	16	255	(17)	254
AOCI as of end of period	$153	$(210)	$(57)	$(687)	$27	$(717)

Three months ended June 30, 2023
AOCI as of beginning of period	$136	$(206)	$(70)	$(758)	$30	$(798)
OCI:
OCI before reclassifications and taxes	(22)	36	14	(102)	26	(62)
Amounts reclassified from AOCI, before tax	—	—	—	—	(9)	(9)
Pre-tax net OCI	(22)	36	14	(102)	17	(71)
Income tax effect	6	—	6	26	(5)	27
OCI for the period, net of tax	(16)	36	20	(76)	12	(44)
AOCI as of end of period	$120	$(170)	$(50)	$(834)	$42	$(842)

Nine months ended June 30, 2023
AOCI as of beginning of period	$153	$(276)	$(123)	$(902)	$43	$(982)
OCI:
OCI before reclassifications and taxes	(45)	107	62	109	21	192
Amounts reclassified from AOCI, before tax	—	—	—	—	(22)	(22)
Pre-tax net OCI	(45)	107	62	109	(1)	170
Income tax effect	12	(1)	11	(41)	—	(30)
OCI for the period, net of tax	(33)	106	73	68	(1)	140
AOCI as of end of period	$120	$(170)	$(50)	$(834)	$42	$(842)

Reclassifications from AOCI to net income, excluding taxes, for the three and nine months ended June 30, 2024 and 2023 were recorded in “Interest expense” on the Condensed Consolidated Statements of Income and Comprehensive Income.

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

	Three months ended June 30, 2024
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,364	$—	$254	$—	$(7)	$1,611
Brokerage revenues:
Securities commissions:
Mutual and other fund products	142	1	1	—	—	144
Insurance and annuity products	130	—	—	—	—	130
Equities, exchange-traded funds (“ETFs”) and fixed income products	111	33	—	—	(2)	142
Subtotal securities commissions	383	34	1	—	(2)	416
Principal transactions (1)	26	87	—	3	—	116
Total brokerage revenues	409	121	1	3	(2)	532
Account and service fees:
Mutual fund and annuity service fees	118	—	2	—	—	120
RJBDP fees	347	1	—	—	(199)	149
Client account and other fees	66	1	3	—	(11)	59
Total account and service fees	531	2	5	—	(210)	328
Investment banking:
Merger & acquisition and advisory	—	91	—	—	—	91
Equity underwriting	10	33	—	—	—	43
Debt underwriting	—	49	—	—	—	49
Total investment banking	10	173	—	—	—	183
Other:
Affordable housing investments business revenues	—	30	—	—	—	30
All other (1)	13	2	1	9	(4)	21
Total other	13	32	1	9	(4)	51
Total non-interest revenues	2,327	328	261	12	(223)	2,705
Interest income (1)	121	32	4	867	33	1,057
Total revenues	2,448	360	265	879	(190)	3,762
Interest expense	(32)	(30)	—	(461)	(11)	(534)
Net revenues	$2,416	$330	$265	$418	$(201)	$3,228

(1)These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

	Three months ended June 30, 2023
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,164	$1	$217	$—	$(9)	$1,373
Brokerage revenues:
Securities commissions:
Mutual and other fund products	135	1	2	—	(1)	137
Insurance and annuity products	103	—	—	—	—	103
Equities, ETFs and fixed income products	86	31	—	—	(1)	116
Subtotal securities commissions	324	32	2	—	(2)	356
Principal transactions (1)	25	78	—	3	(1)	105
Total brokerage revenues	349	110	2	3	(3)	461
Account and service fees:
Mutual fund and annuity service fees	103	—	—	—	—	103
RJBDP fees	384	1	—	—	(278)	107
Client account and other fees	59	2	5	—	(12)	54
Total account and service fees	546	3	5	—	(290)	264
Investment banking:
Merger & acquisition and advisory	—	88	—	—	—	88
Equity underwriting	9	25	—	—	1	35
Debt underwriting	—	28	—	—	—	28
Total investment banking	9	141	—	—	1	151
Other:
Affordable housing investments business revenues	—	21	—	—	—	21
All other (1)	25	—	—	14	(3)	36
Total other	25	21	—	14	(3)	57
Total non-interest revenues	2,093	276	224	17	(304)	2,306
Interest income (1)	114	21	2	826	24	987
Total revenues	2,207	297	226	843	(280)	3,293
Interest expense	(25)	(21)	—	(329)	(11)	(386)
Net revenues	$2,182	$276	$226	$514	$(291)	$2,907

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

	Nine months ended June 30, 2024
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$3,838	$1	$720	$—	$(25)	$4,534
Brokerage revenues:
Securities commissions:
Mutual and other fund products	419	4	4	—	(3)	424
Insurance and annuity products	382	—	—	—	—	382
Equities, ETFs and fixed income products	313	101	—	—	(7)	407
Subtotal securities commissions	1,114	105	4	—	(10)	1,213
Principal transactions (1)	84	278	—	7	—	369
Total brokerage revenues	1,198	383	4	7	(10)	1,582
Account and service fees:
Mutual fund and annuity service fees	339	—	7	—	(1)	345
RJBDP fees	1,088	4	—	—	(631)	461
Client account and other fees	195	4	9	—	(32)	176
Total account and service fees	1,622	8	16	—	(664)	982
Investment banking:
Merger & acquisition and advisory	—	316	—	—	—	316
Equity underwriting	29	82	—	—	—	111
Debt underwriting	—	116	—	—	—	116
Total investment banking	29	514	—	—	—	543
Other:
Affordable housing investments business revenues	—	75	—	—	—	75
All other (1)	23	3	2	31	(14)	45
Total other	23	78	2	31	(14)	120
Total non-interest revenues	6,710	984	742	38	(713)	7,761
Interest income (1)	361	81	10	2,607	100	3,159
Total revenues	7,071	1,065	752	2,645	(613)	10,920
Interest expense	(88)	(76)	—	(1,362)	(35)	(1,561)
Net revenues	$6,983	$989	$752	$1,283	$(648)	$9,359

(1)These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

	Nine months ended June 30, 2023
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$3,319	$2	$620	$—	$(24)	$3,917
Brokerage revenues:
Securities commissions:
Mutual and other fund products	398	4	4	—	(2)	404
Insurance and annuity products	320	—	—	—	—	320
Equities, ETFs and fixed income products	259	96	—	—	(2)	353
Subtotal securities commissions	977	100	4	—	(4)	1,077
Principal transactions (1)	81	274	—	11	(2)	364
Total brokerage revenues	1,058	374	4	11	(6)	1,441
Account and service fees:
Mutual fund and annuity service fees	306	—	1	—	(1)	306
RJBDP fees	1,200	3	—	—	(859)	344
Client account and other fees	175	5	15	—	(34)	161
Total account and service fees	1,681	8	16	—	(894)	811
Investment banking:
Merger & acquisition and advisory	—	277	—	—	—	277
Equity underwriting	27	69	—	—	—	96
Debt underwriting	—	73	—	—	—	73
Total investment banking	27	419	—	—	—	446
Other:
Affordable housing investments business revenues	—	68	—	—	—	68
All other (1)	40	1	2	33	(11)	65
Total other	40	69	2	33	(11)	133
Total non-interest revenues	6,125	872	642	44	(935)	6,748
Interest income (1)	340	65	7	2,251	66	2,729
Total revenues	6,465	937	649	2,295	(869)	9,477
Interest expense	(76)	(64)	—	(733)	(38)	(911)
Net revenues	$6,389	$873	$649	$1,562	$(907)	$8,566

(1)These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

At June 30, 2024 and September 30, 2023, net receivables related to contracts with customers were $595 million and $519 million, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 19 – INTEREST INCOME AND INTEREST EXPENSE

The following table details the components of interest income and interest expense.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2024	2023	2024	2023
Interest income:
Cash and cash equivalents	$121	$109	$381	$239
Assets segregated for regulatory purposes and restricted cash	46	47	140	152
Trading assets — debt securities	20	13	54	40
Available-for-sale securities	55	56	167	163
Brokerage client receivables	48	42	140	124
Bank loans, net	736	698	2,197	1,954
All other	31	22	80	57
Total interest income	$1,057	$987	$3,159	$2,729
Interest expense:
Bank deposits	$446	$312	1,318	$690
Trading liabilities — debt securities	11	9	33	26
Brokerage client payables	22	17	63	57
Other borrowings	7	12	23	30
Senior notes payable	23	23	69	69
All other	25	13	55	39
Total interest expense	$534	$386	$1,561	$911
Net interest income	$523	$601	$1,598	$1,818
Less: Bank loan provision/(benefit) for credit losses	(10)	54	23	96
Net interest income after bank loan provision/(benefit) for credit losses	$533	$547	$1,575	$1,722

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

Restricted stock units

During the three and nine months ended June 30, 2024, we granted approximately 90 thousand and 1.9 million RSUs, respectively, with a weighted-average grant-date fair value of $125.42 and $108.09, respectively, compared with approximately 47 thousand and 2.1 million RSUs granted during the three and nine months ended June 30, 2023, respectively, with a weighted-average grant-date fair value of $90.86 and $116.18, respectively. For the three and nine months ended June 30, 2024, total share-based compensation amortization related to RSUs was $51 million and $191 million, respectively, compared with $50 million and $180 million for the three and nine months ended June 30, 2023, respectively.

As of June 30, 2024, there were $337 million of total pre-tax compensation costs not yet recognized (net of estimated forfeitures) related to RSUs, including those granted during the nine months ended June 30, 2024. These costs are expected to be recognized over a weighted-average period of three years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Restricted stock awards

Restricted stock awards (“RSAs”) were issued as a component of our total purchase consideration for TriState Capital on June 1, 2022, in accordance with the terms of the acquisition. See Note 23 of our 2023 Form 10-K for further discussion of these awards. For the three and nine months ended June 30, 2024 total share-based compensation amortization related to these RSAs was $1 million and $5 million, respectively, compared with $2 million and $7 million for the three and nine months ended June 30, 2023, respectively. As of June 30, 2024, there were $7 million of total pre-tax compensation costs not yet recognized for these RSAs. These costs are expected to be recognized over a weighted-average period of two years.

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

Under these rules, minimum requirements are established for both the quantity and quality of capital held by banking organizations. RJF, Raymond James Bank, and TriState Capital Bank are required to maintain minimum leverage ratios (defined as tier 1 capital divided by adjusted average assets), as well as minimum ratios of tier 1 capital, common equity tier 1 (“CET1”), and total capital to risk-weighted assets. These capital ratios incorporate quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under the regulatory capital rules and are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. We calculate these ratios in order to assess compliance with both regulatory requirements and internal capital policies. In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. As of June 30, 2024, capital levels at RJF, Raymond James Bank, and TriState Capital Bank exceeded the capital conservation buffer requirements and each entity was categorized as “well-capitalized.”

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

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
RJF as of June 30, 2024:
Tier 1 leverage	$10,092	12.7%	$3,191	4.0%	$3,989	5.0%
Tier 1 capital	$10,092	22.2%	$2,726	6.0%	$3,635	8.0%
CET1	$10,016	22.0%	$2,045	4.5%	$2,953	6.5%
Total capital	$10,707	23.6%	$3,635	8.0%	$4,544	10.0%

RJF as of September 30, 2023:
Tier 1 leverage	$9,321	11.9%	$3,123	4.0%	$3,904	5.0%
Tier 1 capital	$9,321	21.4%	$2,613	6.0%	$3,484	8.0%
CET1	$9,245	21.2%	$1,960	4.5%	$2,831	6.5%
Total capital	$9,934	22.8%	$3,484	8.0%	$4,355	10.0%

As of June 30, 2024, RJF’s regulatory capital increase compared with September 30, 2023 was driven by an increase in equity due to positive earnings, partially offset by share repurchases and dividends. RJF’s Tier 1 capital and Total capital ratios increased compared with September 30, 2023 resulting from the increase in regulatory capital, partially offset by an increase in risk-weighted assets. The increase in risk-weighted assets was primarily driven by increases in brokerage client receivables, other receivables, and our investments in company-owned life insurance policies. RJF’s Tier 1 leverage ratio at June 30, 2024 increased compared to September 30, 2023 due to the increase in regulatory capital, which was partially offset by higher average assets, primarily driven by increases in average bank loans, brokerage client receivables, other receivables and other assets, including investments in company-owned life insurance policies, partially offset by a decline in our available-for-sale securities portfolio.

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

	Actual		Requirement for capital adequacy purposes		To be well-capitalized under regulatory provisions
$ in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
Raymond James Bank as of June 30, 2024:
Tier 1 leverage	$3,392	8.2%	$1,654	4.0%	$2,068	5.0%
Tier 1 capital	$3,392	14.2%	$1,435	6.0%	$1,913	8.0%
CET1	$3,392	14.2%	$1,076	4.5%	$1,555	6.5%
Total capital	$3,693	15.4%	$1,913	8.0%	$2,392	10.0%

Raymond James Bank as of September 30, 2023:
Tier 1 leverage	$3,355	7.8%	$1,710	4.0%	$2,137	5.0%
Tier 1 capital	$3,355	13.7%	$1,465	6.0%	$1,954	8.0%
CET1	$3,355	13.7%	$1,099	4.5%	$1,587	6.5%
Total capital	$3,662	15.0%	$1,954	8.0%	$2,442	10.0%

TriState Capital Bank as of June 30, 2024:
Tier 1 leverage	$1,457	7.4%	$792	4.0%	$990	5.0%
Tier 1 capital	$1,457	16.5%	$530	6.0%	$707	8.0%
CET1	$1,457	16.5%	$398	4.5%	$575	6.5%
Total capital	$1,509	17.1%	$707	8.0%	$884	10.0%

TriState Capital Bank as of September 30, 2023:
Tier 1 leverage	$1,290	7.2%	$721	4.0%	$902	5.0%
Tier 1 capital	$1,290	14.8%	$524	6.0%	$699	8.0%
CET1	$1,290	14.8%	$393	4.5%	$568	6.5%
Total capital	$1,333	15.3%	$699	8.0%	$874	10.0%

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

$ in millions	June 30, 2024	September 30, 2023
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	33.7%	43.3%
Net capital	$1,011	$1,035
Less: required net capital	(60)	(48)
Excess net capital	$951	$987

As of June 30, 2024, all of our other active regulated domestic and international subsidiaries were in compliance with and exceeded all applicable capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 22 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share.

	Three months ended June 30,		Nine months ended June 30,
in millions, except per share amounts	2024	2023	2024	2023
Income for basic earnings per common share:
Net income available to common shareholders	$491	$369	$1,462	$1,301
Less allocation of earnings and dividends to participating securities	(1)	(1)	(3)	(4)
Net income available to common shareholders after participating securities	$490	$368	$1,459	$1,297
Income for diluted earnings per common share:
Net income available to common shareholders	$491	$369	$1,462	$1,301
Less allocation of earnings and dividends to participating securities	(1)	(1)	(3)	(4)
Net income available to common shareholders after participating securities	$490	$368	$1,459	$1,297
Common shares:
Average common shares in basic computation	206.8	210.1	207.9	213.0
Dilutive effect of outstanding stock options and certain RSUs	5.5	4.7	5.2	5.0
Average common and common equivalent shares used in diluted computation	212.3	214.8	213.1	218.0
Earnings per common share:
Basic	$2.37	$1.75	$7.02	$6.09
Diluted	$2.31	$1.71	$6.85	$5.95
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	0.1	1.8	0.1	1.4

The allocation of earnings and dividends to participating securities in the preceding table represents dividends paid during the period to participating securities, consisting of RSAs and certain RSUs, plus an allocation of undistributed earnings to such participating securities. Participating securities and related dividends paid on these participating securities were insignificant for each of the three and nine months ended June 30, 2024 and 2023.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

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

The following table presents information concerning operations in these segments.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2024	2023	2024	2023
Net revenues:
Private Client Group	$2,416	$2,182	$6,983	$6,389
Capital Markets	330	276	989	873
Asset Management	265	226	752	649
Bank	418	514	1,283	1,562
Other	28	15	71	34
Intersegment eliminations	(229)	(306)	(719)	(941)
Total net revenues	$3,228	$2,907	$9,359	$8,566
Pre-tax income/(loss):
Private Client Group	$441	$411	$1,324	$1,286
Capital Markets	(14)	(34)	(28)	(84)
Asset Management	112	89	305	251
Bank	115	66	282	293
Other	(10)	(46)	—	(51)
Total pre-tax income	$644	$486	$1,883	$1,695

No individual client accounted for more than ten percent of revenues in any of the periods presented.

The following table presents our net interest income on a segment basis.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2024	2023	2024	2023
Net interest income:
Private Client Group	$89	$89	$273	$264
Capital Markets	2	—	5	1
Asset Management	4	2	10	7
Bank	406	497	1,245	1,518
Other	22	13	65	28
Net interest income	$523	$601	$1,598	$1,818

The following table presents our total assets on a segment basis.

$ in millions	June 30, 2024	September 30, 2023
Total assets:
Private Client Group	$13,636	$12,375
Capital Markets	3,266	3,087
Asset Management	596	567
Bank	60,574	60,041
Other	2,556	2,290
Total	$80,628	$78,360

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table presents goodwill, which was included in our total assets, on a segment basis.

$ in millions	June 30, 2024	September 30, 2023
Goodwill:
Private Client Group	$569	$564
Capital Markets	275	275
Asset Management	69	69
Bank	529	529
Total	$1,442	$1,437
We have operations in the U.S., Canada, and Europe. The vast majority of our long-lived assets are located in the U.S.  The following table presents our net revenues and pre-tax income/(loss) classified by major geographic area in which they were earned.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2024	2023	2024	2023
Net revenues:
U.S.	$2,950	$2,652	$8,557	$7,819
Canada	154	140	448	418
Europe	124	115	354	329
Total net revenues	$3,228	$2,907	$9,359	$8,566
Pre-tax income/(loss):
U.S.	$615	$492	$1,801	$1,625
Canada	31	17	95	84
Europe	(2)	(23)	(13)	(14)
Total pre-tax income	$644	$486	$1,883	$1,695
The following table presents our total assets by major geographic area in which they were held.

$ in millions	June 30, 2024	September 30, 2023
Total assets:
U.S.	$74,881	$72,506
Canada	3,274	3,404
Europe	2,473	2,450
Total	$80,628	$78,360
The following table presents goodwill, which was included in our total assets, classified by major geographic area in which it was held.

$ in millions	June 30, 2024	September 30, 2023
Goodwill:
U.S.	$1,250	$1,250
Canada	24	25
Europe	168	162
Total	$1,442	$1,437

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

FACTORS AFFECTING “FORWARD-LOOKING STATEMENTS”

Certain statements made in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning future strategic objectives, business prospects, anticipated savings, financial results (including expenses, earnings, liquidity, cash flow and capital expenditures), industry or market conditions (including changes in interest rates and inflation), demand for and pricing of our products (including cash sweep and deposit offerings), anticipated timing and benefits of our acquisitions, and our level of success integrating acquired businesses, anticipated results of litigation, regulatory developments, and general economic conditions. In addition, words such as “believes,” “expects,” “anticipates,” “estimates,” “projects,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. Forward-looking statements are not guarantees, and they involve risks, uncertainties and assumptions. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from those expressed in the forward-looking statements. We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in our filings with the Securities and Exchange Commission (the “SEC”) from time to time, including our most recent Annual Report on Form 10-K, and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, which are available at www.raymondjames.com and the SEC’s website at www.sec.gov. We expressly disclaim any obligation to update any forward-looking statement in the event it later turns out to be inaccurate, whether as a result of new information, future events, or otherwise.

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

EXECUTIVE OVERVIEW

Quarter ended June 30, 2024 compared with the quarter ended June 30, 2023

For our fiscal third quarter of 2024, we generated net revenues of $3.23 billion, an increase of 11% compared with the prior-year quarter, and pre-tax income of $644 million, an increase of 33% compared with the prior-year quarter. Our net income available to common shareholders of $491 million also increased 33%, and our earnings per diluted share were $2.31, reflecting an increase of 35%. Our annualized return on common equity (“ROCE”) for the quarter was 17.8%, compared with 14.9% for the prior-year quarter, and our annualized return on tangible common equity (“ROTCE”) was 21.2%(1), compared with 18.3%(1) for the prior-year quarter. Excluding the impact of $23 million of expenses related to acquisitions completed in prior years, such as compensation expenses related to retention awards and amortization of identifiable intangible assets, our adjusted net income available to common shareholders was $508 million(1) for the three months ended June 30, 2024, an increase of 27% compared with adjusted net income available to common shareholders for the prior-year quarter. Our adjusted earnings per diluted share were $2.39(1), an increase of 29% compared with the prior-year quarter. Adjusted annualized ROCE for the quarter was 18.4%(1) and adjusted annualized ROTCE was 21.9%(1) compared with adjusted annualized ROCE of 16.1%(1) and adjusted annualized ROTCE of 19.7%(1) for the prior-year quarter.

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

The increase in net revenues compared with the prior-year quarter was primarily due to higher asset management and related administrative fees, largely the result of higher PCG client assets in fee-based accounts at the beginning of the current quarter compared with the prior-year quarter. Brokerage revenues also increased compared with the prior-year quarter primarily due to an increase in client activity in the PCG segment. Investment banking revenues increased compared with the prior-year quarter largely due to higher debt and equity underwriting revenues. Combined net interest income and RJBDP fees from third-party banks declined compared with the prior-year quarter, as the benefits of higher short-term interest rates and higher average interest-earning asset balances and RJBDP balances swept to third-party banks were more than offset by a significant increase in interest expense. The increase in interest expense was primarily due to a shift in the mix of deposit balances in our Bank segment, as RJBDP balances swept to the Bank segment declined and a significant portion was replaced by higher-cost ESP balances, which was introduced to PCG clients in March 2023.

Compensation, commissions and benefits expense increased 13%, primarily due to an increase in compensable revenues, as well as an increase in compensation costs to support our growth and annual salary increases. Our compensation ratio, or the ratio of compensation, commissions and benefits expense to net revenues, was 64.7%, compared with 63.7% for the prior-year quarter. Excluding acquisition-related compensation expenses, our adjusted compensation ratio was 64.4%(1), compared with 62.7%(1) for the prior-year quarter. The increase in the compensation ratio primarily resulted from changes in our revenue mix due to increases in compensable revenues compared with the prior-year quarter, as well as a decrease in combined net interest income and RJBDP fees from third-party banks, which have little associated direct compensation.

Non-compensation expenses decreased 13%, largely due to a significant decrease in provisions for legal and regulatory matters, as well as a decrease in the provision for credit losses on bank loans to a benefit of $10 million in the current quarter compared with a provision of $54 million in the prior-year quarter. Partially offsetting these decreases were higher communications and information processing expenses as we continue to invest in our technology for the benefit of our clients and advisors and to support our growth, higher investment sub-advisory fees which are highly correlated with the increase in asset management fee revenues, as well as higher occupancy and business development expenses.

Our effective income tax rate was 23.6% for our fiscal third quarter of 2024, a decrease compared with the 24.1% effective income tax rate for the prior-year quarter, primarily due to a change in the amount of nondeductible fines and penalties compared with the prior-year quarter, partially offset by the impact of a lower tax benefit recognized related to nontaxable valuation gains associated with our company-owned life insurance policies.

As of June 30, 2024, our Tier 1 leverage ratio of 12.7% and Total capital ratio of 23.6% were both significantly higher than the regulatory requirement to be considered well-capitalized. We also continue to have substantial liquidity with $2.1 billion(2) of cash at the parent as of June 30, 2024. We believe our capital and funding position provides us the opportunity to manage our balance sheet prudently and to continue to be opportunistic and invest in growth. During the three months ended June 30, 2024, we repurchased 2.0 million shares of our common stock for $243 million at an average price of $122 per share under the Board of Directors’ common stock repurchase authorization. We expect to continue to repurchase our common stock to offset dilution from share-based compensation and to be opportunistic with incremental repurchases. Given our capital and liquidity levels, we expect to accelerate our share repurchase activity; however, we will continue to monitor market conditions and other capital needs as we consider the magnitude and timing of these repurchases.

As we look ahead to our fiscal fourth quarter of 2024, we believe we are well-positioned for long-term growth with our strong capital position, total client assets under administration of $1.48 trillion, and net bank loans of $45.1 billion. We expect our fiscal fourth quarter of 2024 results to be favorably impacted by higher asset management and related administrative fees, which will benefit from the 3% sequential increase in PCG fee-based assets and 1% sequential increase in financial assets under management as of June 30, 2024. In addition, our financial advisor recruiting activity remains robust, including a strong recruiting pipeline. While the timing of transaction closings remains heavily influenced by external factors, we have a healthy investment banking pipeline and we expect investment banking revenues to continue to improve over the next few quarters. We expect our combined net interest income and RJBDP fees from third-party banks for the remainder of the fiscal year to be relatively unchanged from our current quarter aggregate level, but such revenues are largely dependent on the level of short-term interest rates, client cash balances and other factors that may impact the current cash environment. In addition, although our current loan portfolio credit metrics are solid and we continue to proactively manage our credit risk in our loan portfolio, future economic deterioration or changes in the macroeconomic outlook could result in increased bank loan provisions for credit losses in future periods.

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

Nine months ended June 30, 2024 compared with the nine months ended June 30, 2023

For the nine months ended June 30, 2024, we generated net revenues of $9.36 billion, an increase of 9% compared with the prior-year period, and pre-tax income of $1.88 billion, an increase of 11%. Our net income available to common shareholders of $1.46 billion was 12% higher than the prior-year period and our earnings per diluted share were $6.85, reflecting a 15% increase. Our annualized ROCE was 18.2%, compared with 17.9% for the prior-year period, and our annualized ROTCE was 21.8%(1), compared with 22.0%(1) for the prior-year period.

Excluding the impact of $72 million of expenses related to acquisitions completed in prior years, adjusted net income available to common shareholders for the nine months ended June 30, 2024 was $1.52 billion(1), an increase of 12% compared with adjusted net income available to common shareholders for the prior-year period which, in addition to acquisition-related expenses, excluded the impact of a $32 million favorable insurance settlement related to a previously-settled legal matter. Our adjusted earnings per diluted share were $7.10(1), an increase of 15% compared with the prior-year period. Adjusted annualized ROCE was 18.8%(1), compared with 18.5%(1) for the prior-year period, and adjusted annualized ROTCE was 22.5%(1), compared with 22.7%(1) for the prior-year period.

The increase in net revenues compared with the prior-year period was primarily due to higher asset management and related administrative fees, largely the result of higher PCG client assets in fee-based accounts at the beginning of each of the current-year billing periods compared with the prior-year billing periods. Brokerage revenues also increased compared with the prior-year period largely due to an increase in client activity in the PCG segment. Investment banking revenues increased primarily due to more favorable market conditions in the current-year period. Offsetting these increases was a decrease in combined net interest income and RJBDP fees from third-party banks, as the benefits of higher short-term interest rates and higher average interest-earning asset balances and RJBDP balances swept to third-party banks were more than offset by a significant increase in interest expense. The increase in interest expense was primarily due to a shift in the mix of deposit balances at our Bank segment, as RJBDP balances swept to the Bank segment declined compared with the prior-year period and a significant portion was replaced with higher-cost ESP balances, as well as an increase in certificate of deposit balances.

Compensation, commissions and benefits expense increased 12%, primarily due to an increase in compensable revenues, as well as an increase in compensation costs to support our growth and annual salary increases. Our compensation ratio was 64.7%, compared with 63.1% for the prior-year period. Excluding acquisition-related compensation expenses, our adjusted compensation ratio was 64.3%(1), compared with an adjusted compensation ratio of 62.4%(1) for the prior-year period. The increase in the compensation ratio primarily resulted from changes in our revenue mix due to increases in compensable revenues compared with the prior-year period, as well as a decrease in combined net interest income and RJBDP fees from third-party banks, which have little associated direct compensation.

Non-compensation expenses decreased 3%, largely due to a significant decrease in expenses related to legal and regulatory matters, as the current-year period reflected net legal and regulatory matter reserve releases while the prior-year period included elevated provisions for legal and regulatory matters, as well as a decrease in the bank loan provision for credit losses. Partially offsetting these decreases in expenses, was the impact of higher communications and information processing expenses resulting from continued investments in technology to benefit our clients and advisors and to support our growth, a $32 million insurance settlement received in the prior-year period related to a previously-settled litigation matter that did not recur, higher non-interest expenses related to deposits, including an FDIC special assessment of $10 million, as well as higher investment sub-advisory fees resulting from growth in assets under management in sub-advised programs. Occupancy and equipment and business development expenses also increased compared with the prior-year period.

Our effective income tax rate was 22.1% for the nine months ended June 30, 2024, a decrease from 23.0% for the prior-year period, primarily due to the impact of a higher tax benefit recognized in the current-year period related to nontaxable valuation gains associated with our company-owned life insurance policies, as well as a change in the amount of nondeductible fines and penalties compared with the prior-year period.

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

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2024	2023	2024	2023
Net income available to common shareholders	$491	$369	$1,462	$1,301
Non-GAAP adjustments:
Expenses related to acquisitions:
Compensation, commissions and benefits:
Acquisition-related retention	11	18	33	53
Other acquisition-related compensation	—	10	—	10
Total “Compensation, commissions and benefits” expense	11	28	33	63
Communications and information processing	—	—	1	—
Professional fees	1	1	3	1
Other:
Amortization of identifiable intangible assets	11	11	33	33
All other acquisition-related expenses	—	—	2	—
Total “Other” expense	11	11	35	33
Total expenses related to acquisitions	23	40	72	97
Other — Insurance settlement received	—	—	—	(32)
Pre-tax impact of non-GAAP adjustments	23	40	72	65
Tax effect of non-GAAP adjustments	(6)	(10)	(18)	(16)
Total non-GAAP adjustments, net of tax	17	30	54	49
Adjusted net income available to common shareholders	$508	$399	$1,516	$1,350

Pre-tax income	$644	$486	$1,883	$1,695
Pre-tax impact of non-GAAP adjustments (as detailed above)	23	40	72	65
Adjusted pre-tax income	$667	$526	$1,955	$1,760

Compensation, commissions and benefits expense	$2,090	$1,851	$6,054	$5,407
Less: Total compensation-related acquisition expenses (as detailed above)	11	28	33	63
Adjusted “Compensation, commissions and benefits” expense	$2,079	$1,823	$6,021	$5,344

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Total compensation ratio	64.7%	63.7%	64.7%	63.1%
Less the impact of non-GAAP adjustments on compensation ratio:
Acquisition-related retention	0.3%	0.7%	0.4%	0.6%
Other acquisition-related compensation	—%	0.3%	—%	0.1%
Total “Compensation, commissions and benefits” expenses related to acquisitions	0.3%	1.0%	0.4%	0.7%
Adjusted total compensation ratio	64.4%	62.7%	64.3%	62.4%

Diluted earnings per common share	$2.31	$1.71	$6.85	$5.95
Impact of non-GAAP adjustments on diluted earnings per common share:
Expenses related to acquisitions:
Compensation, commissions and benefits:
Acquisition-related retention	0.05	0.09	0.15	0.24
Other acquisition-related compensation	—	0.05	—	0.05
Total “Compensation, commissions and benefits” expense	0.05	0.14	0.15	0.29
Communications and information processing	—	—	—	—
Professional fees	0.01	—	0.01	—
Other:
Amortization of identifiable intangible assets	0.05	0.05	0.16	0.15
All other acquisition-related expenses	—	—	0.01	—
Total “Other” expense	0.05	0.05	0.17	0.15
Total expenses related to acquisitions	0.11	0.19	0.33	0.44
Other — Insurance settlement received	—	—	—	(0.15)
Tax effect of non-GAAP adjustments	(0.03)	(0.05)	(0.08)	(0.07)
Total non-GAAP adjustments, net of tax	0.08	0.14	0.25	0.22
Adjusted diluted earnings per common share	$2.39	$1.85	$7.10	$6.17

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2024	2023	2024	2023
Average common equity	$11,012	$9,873	$10,717	$9,705
Impact of non-GAAP adjustments on average common equity:
Expenses related to acquisitions:
Compensation, commissions and benefits:
Acquisition-related retention	5	9	17	27
Other acquisition-related compensation	—	4	—	2
Total “Compensation, commissions and benefits” expense	5	13	17	29
Communications and information processing	—	—	—	—
Professional fees	1	1	2	—
Other:
Amortization of identifiable intangible assets	5	6	16	17
All other acquisition-related expenses	—	—	1	—
Total “Other” expense	5	6	17	17
Total expenses related to acquisitions	11	20	36	46
Other — Insurance settlement received	—	—	—	(24)
Tax effect of non-GAAP adjustments	(3)	(5)	(9)	(5)
Total non-GAAP adjustments, net of tax	8	15	27	17
Adjusted average common equity	$11,020	$9,888	$10,744	$9,722

Average common equity	$11,012	$9,873	$10,717	$9,705
Less:
Average goodwill and identifiable intangible assets, net	1,889	1,930	1,898	1,932
Average deferred tax liabilities related to goodwill and identifiable intangible assets, net	(135)	(128)	(133)	(128)
Average tangible common equity	$9,258	$8,071	$8,952	$7,901
Impact of non-GAAP adjustments on average tangible common equity:
Expenses related to acquisitions:
Compensation, commissions and benefits:
Acquisition-related retention	5	9	17	27
Other acquisition-related compensation	—	4	—	2
Total “Compensation, commissions and benefits” expense	5	13	17	29
Communications and information processing	—	—	—	—
Professional fees	1	1	2	—
Other:
Amortization of identifiable intangible assets	5	6	16	17
All other acquisition-related expenses	—	—	1	—
Total “Other” expense	5	6	17	17
Total expenses related to acquisitions	11	20	36	46
Other — Insurance settlement received	—	—	—	(24)
Tax effect of non-GAAP adjustments	(3)	(5)	(9)	(5)
Total non-GAAP adjustments, net of tax	8	15	27	17
Adjusted average tangible common equity	$9,266	$8,086	$8,979	$7,918

Return on common equity	17.8%	14.9%	18.2%	17.9%
Adjusted return on common equity	18.4%	16.1%	18.8%	18.5%
Return on tangible common equity	21.2%	18.3%	21.8%	22.0%
Adjusted return on tangible common equity	21.9%	19.7%	22.5%	22.7%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

NET INTEREST ANALYSIS

Largely in response to inflationary pressures since the beginning of fiscal year 2022, the Fed rapidly and consistently increased its benchmark short-term interest rates commencing in March 2022 and continuing throughout our fiscal year 2023. Since the beginning of our fiscal year 2023, the Fed increased the Fed funds target rate 225 basis points from a September 30, 2022 range of 3.00% to 3.25% to a June 30, 2024 range of 5.25% to 5.50%. While the Fed has left its benchmark rate unchanged in our fiscal year 2024 to-date, in its most recent meetings, it has indicated that it continues to closely monitor market conditions to determine whether it will continue to hold rates steady or initiate interest rate cuts later in our fiscal year 2024. The following table details the Fed’s short-term interest rate activity since the beginning of our fiscal year 2023.

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

Given the relationship between our interest-sensitive assets and liabilities (primarily held in our PCG, Bank, and Other segments) and the nature of fees we earn from third-party banks on client cash balances swept to such banks as part of the RJBDP (included in account and service fees), our financial results are sensitive to changes in interest rates. Increases in short-term interest rates have historically resulted in an increase in our net earnings and, notwithstanding potential offsetting favorable impacts in other areas of our business, we expect decreases in short-term interest rates to generally reduce our net earnings. As it relates to our net interest income, the magnitude of the effect of a decrease in interest rates depends on a number of factors impacting balances, asset yields, and the cost of funding. The magnitude of the impact to our net interest margin depends on the yields on interest-earning assets relative to the cost of interest-bearing liabilities, including deposit rates paid to clients on their cash balances. Decreases in short-term interest rates generally also result in a decrease to our RJBDP fees earned from third-party banks, although the magnitude of the impact may also be impacted by demand for cash balances by third-party banks and the rate paid to clients on their cash sweep balances. Rates paid to clients on their cash balances are generally impacted by the level of short-term interest rates, as well as competitive industry dynamics impacting rates paid to clients and the demand for client cash. Additionally, any future changes to regulatory rules or interpretations governing the fees the firm earns on cash sweep balances could also impact the rates we pay to clients on cash balances. In recent fiscal years, we have sought to continue to meet client needs for higher yields on cash balances in a relatively higher interest rate environment without sacrificing the benefits of FDIC insurance on such balances by introducing new products leveraging our bank subsidiaries or through initiatives offered within the RJBDP. Such programs include our ESP which was introduced to our clients in fiscal year 2023 where such deposits are held by Raymond James Bank and offer enhanced rates and FDIC coverage of up to $50 million for certain accounts, as well as initiatives offered from time-to-time within the RJBDP program which may offer enhanced rates to clients on certain balances within the program. These programs, while meeting client needs and diversifying our funding sources, have a higher relative cost than other alternatives therefore reducing our net interest margin and yields on RJBDP balances.

Combined net interest income and RJBDP fees from third-party banks was $672 million and $2.06 billion for the three and nine months ended June 30, 2024, respectively, compared to $708 million and $2.16 billion for the three and nine months ended June 30, 2023. The 5% decline for both periods compared with the comparable prior-year periods was driven by a decline in net interest income, as the benefits from higher short-term interest rates to-date in fiscal year 2024 over fiscal year 2023 levels, and higher average interest-earning asset balances were more than offset by a significant increase in interest expense. The increase in interest expense primarily resulted from a shift in the mix of deposit balances in our Bank segment, as RJBDP balances swept to the Bank segment declined and a significant portion was replaced with higher-cost ESP balances, which was introduced to clients in March 2023, as well as an increase in certificate of deposit balances for the year-to-date period. However, the growth in the ESP balances year over year has allowed us to deploy a relatively higher portion of RJBDP balances to third-party banks instead of our Bank segment which, coupled with higher yields earned on such balances, resulted in an increase in RJBDP fees from third-party banks compared with the prior-year periods.

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

Quarter ended June 30, 2024 compared with the quarter ended June 30, 2023

	Three months ended June 30,
	2024			2023
$ in millions	Average daily balance	Interest	Annualized average rate	Average daily balance	Interest	Annualized average rate
Interest-earning assets:
Bank segment:
Cash and cash equivalents	$5,318	$72	5.38%	$5,502	$70	5.08%
Available-for-sale securities	9,791	55	2.28%	10,737	56	2.07%
Loans held for sale and investment: (1) (2)
Loans held for investment:
SBL	15,029	269	7.10%	14,200	251	7.02%
C&I loans	9,935	194	7.70%	10,916	202	7.33%
CRE loans	7,465	142	7.52%	7,097	132	7.31%
REIT loans	1,731	34	7.71%	1,716	31	7.30%
Residential mortgage loans	9,173	83	3.66%	8,279	67	3.22%
Tax-exempt loans (3)	1,439	10	3.34%	1,629	11	3.17%
Loans held for sale	234	4	7.77%	195	4	9.63%
Total loans held for sale and investment	45,006	736	6.51%	44,032	698	6.31%
All other interest-earning assets	227	4	5.95%	126	2	5.56%
Interest-earning assets — Bank segment	$60,342	$867	5.72%	$60,397	$826	5.44%
All other segments:
Cash and cash equivalents	$3,311	$49	5.99%	$2,820	$39	5.51%
Assets segregated for regulatory purposes and restricted cash	3,624	46	5.08%	4,236	47	4.69%
Trading assets — debt securities	1,425	20	5.83%	1,025	13	5.00%
Brokerage client receivables	2,370	48	8.13%	2,105	42	8.14%
All other interest-earning assets	2,426	27	4.24%	1,830	20	3.52%
Interest-earning assets — all other segments	$13,156	$190	5.78%	$12,016	$161	5.34%
Total interest-earning assets	$73,498	$1,057	5.73%	$72,413	$987	5.42%
Interest-bearing liabilities:
Bank segment:
Bank deposits:
Money market and savings accounts	$31,232	$173	2.24%	$38,757	$134	1.39%
Interest-bearing demand deposits	20,261	250	4.95%	12,877	153	4.76%
Certificates of deposit	2,491	30	4.81%	2,806	30	4.24%
Total bank deposits (4)	53,984	453	3.38%	54,440	317	2.33%
FHLB advances and all other interest-bearing liabilities	1,189	8	2.90%	1,478	12	3.18%
Interest-bearing liabilities — Bank segment	$55,173	$461	3.37%	$55,918	$329	2.35%
All other segments:
Trading liabilities — debt securities	$862	$11	5.22%	$703	$9	5.18%
Brokerage client payables	4,558	22	1.93%	5,184	17	1.48%
Senior notes payable	2,039	23	4.50%	2,038	23	4.53%
All other interest-bearing liabilities (4)	1,522	17	4.42%	579	8	3.88%
Interest-bearing liabilities — all other segments	$8,981	$73	3.25%	$8,504	$57	2.68%
Total interest-bearing liabilities	$64,154	$534	3.35%	$64,422	$386	2.39%
Firmwide net interest income		$523			$601
Net interest margin (net yield on interest-earning assets)
Bank segment			2.64%			3.26%
Firmwide			2.86%			3.33%
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

	Three months ended June 30,
	2024 compared to 2023
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest-earning assets:	Interest income
Bank segment:
Cash and cash equivalents	$(2)	$4	$2
Available-for-sale securities	(7)	6	(1)
Loans held for sale and investment:
Loans held for investment:
SBL	15	3	18
C&I loans	(20)	12	(8)
CRE loans	6	4	10
REIT loans	—	3	3
Residential mortgage loans	7	9	16
Tax-exempt loans	(2)	1	(1)
Loans held for sale	1	(1)	—
Total loans held for sale and investment	7	31	38
All other interest-earning assets	2	—	2
Interest-earning assets — Bank segment	$—	$41	$41
All other segments:
Cash and cash equivalents	$7	$3	$10
Assets segregated for regulatory purposes and restricted cash	(5)	4	(1)
Trading assets — debt securities	5	2	7
Brokerage client receivables	6	—	6
All other interest-earning assets	4	3	7
Interest-earning assets — all other segments	$17	$12	$29
Total interest-earning assets	$17	$53	$70

Interest-bearing liabilities:	Interest expense
Bank segment:
Bank deposits:
Money market and savings accounts	$(34)	$73	$39
Interest-bearing demand deposits	91	6	97
Certificates of deposit	(4)	4	—
Total bank deposits	53	83	136
FHLB advances and all other interest-bearing liabilities	(3)	(1)	(4)
Interest-bearing liabilities — Bank segment	$50	$82	$132
All other segments:
Trading liabilities — debt securities	$2	$—	$2
Brokerage client payables	(2)	7	5
Senior notes payable	—	—	—
All other interest-bearing liabilities	8	1	9
Interest-bearing liabilities — all other segments	$8	$8	$16
Total interest-bearing liabilities	$58	$90	$148
Change in firmwide net interest income	$(41)	$(37)	$(78)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Nine months ended June 30, 2024 compared with the nine months ended June 30, 2023

	Nine months ended June 30,
	2024			2023
$ in millions	Average daily balance	Interest	Annualized average rate	Average daily balance	Interest	Annualized average rate
Interest-earning assets:
Bank segment:
Cash and cash equivalents	$5,699	$232	5.40%	$3,637	$128	4.66%
Available-for-sale securities	10,069	167	2.22%	10,886	163	1.99%
Loans held for sale and investment: (1) (2)
Loans held for investment:
SBL	14,721	798	7.12%	14,580	717	6.49%
C&I loans	10,265	597	7.64%	11,109	566	6.72%
CRE loans	7,365	423	7.55%	6,951	358	6.79%
REIT loans	1,704	100	7.71%	1,671	86	6.80%
Residential mortgage loans	8,972	240	3.57%	7,960	186	3.12%
Tax-exempt loans (3)	1,443	29	3.28%	1,625	31	3.13%
Loans held for sale	180	10	8.15%	184	10	7.46%
Total loans held for sale and investment	44,650	2,197	6.50%	44,080	1,954	5.88%
All other interest-earning assets	235	11	6.10%	141	6	5.54%
Interest-earning assets — Bank segment	$60,653	$2,607	5.68%	$58,744	$2,251	5.08%
All other segments:
Cash and cash equivalents	$3,292	$149	6.04%	$3,084	$111	4.81%
Assets segregated for regulatory purposes and restricted cash	3,634	140	5.15%	5,125	152	3.96%
Trading assets — debt securities	1,251	54	5.80%	1,055	40	5.05%
Brokerage client receivables	2,266	140	8.22%	2,236	124	7.46%
All other interest-earning assets	2,265	69	3.89%	1,829	51	3.25%
Interest-earning assets — all other segments	$12,708	$552	5.77%	$13,329	$478	4.73%
Total interest-earning assets	$73,361	$3,159	5.70%	$72,073	$2,729	5.02%
Interest-bearing liabilities:
Bank segment:
Bank deposits:
Money market and savings accounts	$31,459	$497	2.11%	$42,828	$392	1.22%
Interest-bearing demand deposits	20,206	747	4.94%	7,881	257	4.36%
Certificates of deposit	2,642	92	4.64%	1,960	54	3.66%
Total bank deposits (4)	54,307	1,336	3.29%	52,669	703	1.78%
FHLB advances and all other interest-bearing liabilities	1,201	26	2.92%	1,408	30	2.82%
Interest-bearing liabilities — Bank segment	$55,508	$1,362	3.28%	$54,077	$733	1.81%
All other segments:
Trading liabilities — debt securities	$806	$33	5.46%	$736	$26	4.80%
Brokerage client payables	4,688	63	1.78%	6,291	57	1.25%
Senior notes payable	2,039	69	4.50%	2,038	69	4.52%
All other interest-bearing liabilities (4)	1,134	34	4.00%	655	26	4.06%
Interest-bearing liabilities — all other segments	$8,667	$199	3.05%	$9,720	$178	2.39%
Total interest-bearing liabilities	$64,175	$1,561	3.25%	$63,797	$911	1.90%
Firmwide net interest income		$1,598			$1,818
Net interest margin (net yield on interest-earning assets)
Bank segment			2.68%			3.41%
Firmwide			2.91%			3.37%

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

	Nine months ended June 30,
	2024 compared to 2023
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest-earning assets:	Interest income
Bank segment:
Cash and cash equivalents	$81	$23	$104
Available-for-sale securities	(15)	19	4
Loans held for sale and investment:
Loans held for investment:
SBL	7	74	81
C&I loans	(46)	77	31
CRE loans	22	43	65
REIT loans	2	12	14
Residential mortgage loans	25	29	54
Tax-exempt loans	(4)	2	(2)
Loans held for sale	—	—	—
Total loans held for sale and investment	6	237	243
All other interest-earning assets	4	1	5
Interest-earning assets — Bank segment	$76	$280	$356
All other segments:
Cash and cash equivalents	$8	$30	$38
Assets segregated for regulatory purposes and restricted cash	(58)	46	(12)
Trading assets — debt securities	8	6	14
Brokerage client receivables	2	14	16
All other interest-earning assets	10	8	18
Interest-earning assets — all other segments	$(30)	$104	$74
Total interest-earning assets	$46	$384	$430

Interest-bearing liabilities:	Interest expense
Bank segment:
Bank deposits:
Money market and savings accounts	$(148)	$253	$105
Interest-bearing demand deposits	452	38	490
Certificates of deposit	22	16	38
Total bank deposits	326	307	633
FHLB advances and all other interest-bearing liabilities	(5)	1	(4)
Interest-bearing liabilities — Bank segment	$321	$308	$629
All other segments:
Trading liabilities — debt securities	$3	$4	$7
Brokerage client payables	(19)	25	6
Senior notes payable	—	—	—
All other interest-bearing liabilities	8	—	8
Interest-bearing liabilities — all other segments	$(8)	$29	$21
Total interest-bearing liabilities	$313	$337	$650
Change in firmwide net interest income	$(267)	$47	$(220)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

RESULTS OF OPERATIONS – PRIVATE CLIENT GROUP

For an overview of our PCG segment operations, as well as a description of the key factors impacting our PCG results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K.

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2024	2023	% change	2024	2023	% change
Revenues:
Asset management and related administrative fees	$1,364	$1,164	17%	$3,838	$3,319	16%
Brokerage revenues:
Mutual and other fund products	142	135	5%	419	398	5%
Insurance and annuity products	130	103	26%	382	320	19%
Equities, ETFs and fixed income products	137	111	23%	397	340	17%
Total brokerage revenues	409	349	17%	1,198	1,058	13%
Account and service fees:
Mutual fund and annuity service fees	118	103	15%	339	306	11%
RJBDP fees:
Bank segment	198	277	(29)%	627	856	(27)%
Third-party banks	149	107	39%	461	344	34%
Client account and other fees	66	59	12%	195	175	11%
Total account and service fees	531	546	(3)%	1,622	1,681	(4)%
Investment banking	10	9	11%	29	27	7%
Interest income	121	114	6%	361	340	6%
All other	13	25	(48)%	23	40	(43)%
Total revenues	2,448	2,207	11%	7,071	6,465	9%
Interest expense	(32)	(25)	28%	(88)	(76)	16%
Net revenues	2,416	2,182	11%	6,983	6,389	9%
Non-interest expenses:
Financial advisor compensation and benefits	1,327	1,151	15%	3,790	3,344	13%
Administrative compensation and benefits	389	355	10%	1,159	1,042	11%
Total compensation, commissions and benefits	1,716	1,506	14%	4,949	4,386	13%
Non-compensation expenses:
Communications and information processing	106	94	13%	303	283	7%
Occupancy and equipment	57	53	8%	168	157	7%
Business development	49	43	14%	126	113	12%
Professional fees	16	17	(6)%	47	47	—%
All other	31	58	(47)%	66	117	(44)%
Total non-compensation expenses	259	265	(2)%	710	717	(1)%
Total non-interest expenses	1,975	1,771	12%	5,659	5,103	11%
Pre-tax income	$441	$411	7%	$1,324	$1,286	3%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Selected key metrics

PCG client asset balances

	As of
$ in billions	June 30, 2024	March 31, 2024	September 30, 2023	June 30, 2023	March 31, 2023	September 30, 2022
Assets under administration (“AUA”)	$1,415.7	$1,388.8	$1,201.2	$1,227.0	$1,171.1	$1,039.0
Registered Investment Advisor (“RIA”) & Custody Services (“RCS”) AUA (1)	$167.2	$160.8	$133.3	$130.5	$123.5	$108.5
Assets in fee-based accounts (2)	$820.6	$798.8	$683.2	$697.0	$666.3	$586.0
RCS assets in fee-based accounts (1)	$140.6	$134.5	$111.7	$109.9	$103.6	$89.9
Percent of AUA in fee-based accounts	58.0%	57.5%	56.9%	56.8%	56.9%	56.4%

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

PCG net new assets

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2024	2023	2024	2023
Domestic Private Client Group net new assets (1)	$16,517	$14,386	$47,740	$59,085
Domestic Private Client Group net new assets growth - annualized (2)	5.2%	5.4%	5.8%	8.3%

(1)Domestic Private Client Group net new assets represents domestic Private Client Group client inflows, including dividends and interest, less domestic Private Client Group client outflows, including commissions, advisory fees and other fees. This metric for the three and nine months ended June 30, 2023 includes the impact of the departure of approximately $5 billion of assets under administration, representing the portion of advisors previously associated through a single relationship in the firm’s independent contractors division whose affiliation with the firm ended in the fiscal third quarter of 2023.
(2)The Domestic Private Client Group net new asset growth - annualized percentage is based on the beginning Domestic Private Client Group AUA balance for the indicated period.

PCG AUA and PCG assets in fee-based accounts as of June 30, 2024 increased 2% and 3%, respectively, compared with March 31, 2024, and increased 15% and 18%, respectively, compared with June 30, 2023, due to equity market appreciation and net new assets, due to the favorable impact of our advisor retention and recruiting. PCG assets in fee-based accounts continued to be a significant percentage of overall PCG AUA due to many clients’ preference for fee-based alternatives versus transaction-based accounts and, as a result, a significant portion of our PCG revenues is more directly impacted by market movements.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Financial advisors

	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Employees	3,812	3,747	3,718	3,693	3,654
Independent contractors	4,970	5,014	4,992	5,019	5,050
Total advisors	8,782	8,761	8,710	8,712	8,704
The number of financial advisors as of June 30, 2024 increased compared with March 31, 2024 and June 30, 2023, as new recruits and trainees that were moved into production roles exceeded departures and planned retirements. Generally, with planned retirements, assets are retained at the firm pursuant to advisor succession plans. During the three months ended June 30, 2024, approximately 50 financial advisors transferred to our RCS division, primarily related to one firm with financial advisors previously affiliated as independent contractors. During the nine months ended June 30, 2024, approximately 90 financial advisors transferred to RCS. Advisors in our RCS division are not included in our financial advisor metric although their client assets are included in PCG AUA. We may continue to experience transfers to our RCS division; however, consistent with our experience in fiscal 2023 and fiscal 2024 to date, we would not expect these financial advisor transfers to significantly impact our results of operations.

Clients’ domestic cash sweep balances and ESP balances

	As of
$ in millions	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
RJBDP:
Bank segment	$23,371	$23,405	$23,912	$25,355	$27,915
Third-party banks	17,325	18,234	17,820	15,858	16,923
Subtotal RJBDP	40,696	41,639	41,732	41,213	44,838
Client Interest Program (“CIP”)	1,713	1,715	1,765	1,620	1,915
Total clients’ domestic cash sweep balances	42,409	43,354	43,497	42,833	46,753
ESP (1)	14,039	14,863	14,476	13,592	11,225
Total clients’ domestic cash sweep and ESP balances	$56,448	$58,217	$57,973	$56,425	$57,978

(1)In March 2023, we introduced our ESP, in which Private Client Group clients may deposit cash in a high-yield Raymond James Bank account. ESP balances held at Raymond James Bank as of the respective period end are included in “Bank deposits” on our Condensed Consolidated Statement of Financial Condition.

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Average yield on RJBDP - third-party banks	3.41%	3.37%	3.55%	3.05%

A significant portion of our domestic clients’ cash is included in the RJBDP, a multi-bank sweep program in which clients’ cash deposits in their brokerage accounts are swept into interest-bearing deposit accounts at either of our bank subsidiaries, which are included in our Bank segment, or various third-party banks. Balances swept to third-party banks are not reflected on our Condensed Consolidated Statements of Financial Condition. Our PCG segment earns servicing fees for the administrative services we provide related to our clients’ deposits that are swept to banks as part of the RJBDP. These servicing fees are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates and the interest paid to clients on balances in the RJBDP. Under our intersegment policies, the PCG segment receives from our Bank segment the greater of a base servicing fee or a net yield equivalent to the average yield that the firm would otherwise receive from third-party banks in the RJBDP. In the current interest-rate environment, the PCG segment RJBDP fee revenues are derived from the yield from third-party banks in the program and the Bank segment RJBDP servicing costs reflect such market rate for the deposits. The fees that the PCG segment earns from the Bank segment, as well as the servicing costs incurred on the deposits in the Bank segment, are eliminated in consolidation. See “Management’s Discussion and Analysis - Net interest analysis” for further information regarding factors impacting the servicing fees we receive related to the RJBDP, as well as the interest paid to clients on their cash balances.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

The “Average yield on RJBDP - third-party banks” in the preceding table is computed by dividing annualized RJBDP fees from third-party banks, which are net of the interest expense paid to clients by the third-party banks, by the average daily RJBDP balances at third-party banks. The average yield on RJBDP - third-party banks for the three and nine months ended June 30, 2024 increased from the prior year largely as a result of the increases in the Fed’s short-term benchmark interest rate; however, the average yield on RJBDP - third-party banks for the three months ended June 30, 2024 decreased 18 basis points compared with the preceding quarter as a result of an increase in certain balances in the RJBDP program which offered a higher yield. See “Management’s Discussion and Analysis - Net interest analysis” for further information.

Total clients’ domestic cash sweep and ESP balances decreased 3% compared with March 31, 2024, with decreases in both RJBDP balances and the ESP, which was introduced to clients in March 2023. Total clients’ domestic cash sweep and ESP balances also decreased 3% compared with June 30, 2023, where a decline in client cash sweep balances was largely offset by growth in the ESP. PCG segment results can be impacted by not only changes in the level of client cash balances, but also by the allocation of client cash balances between the RJBDP, the CIP, and the ESP, as the PCG segment may earn different amounts from each of these client cash destinations, depending on multiple factors. For example, the ESP has provided us the flexibility to sweep more RJBDP balances to third-party banks and reduce the amount of RJBDP balances held in our Bank segment.

Quarter ended June 30, 2024 compared with the quarter ended June 30, 2023

Net revenues of $2.42 billion increased 11% and pre-tax income of $441 million increased 7%.

Asset management and related administrative fees increased $200 million, or 17%, primarily due to higher assets in fee-based accounts at the beginning of the current quarter compared with the prior-year quarter resulting from market appreciation, as well as growth primarily from advisor recruiting.

Brokerage revenues increased $60 million, or 17%, primarily due to higher client activity in the current quarter.

Account and service fees decreased $15 million, or 3%, due to a decrease in RJBDP fees resulting from lower client cash sweep balances. RJBDP fees paid to PCG from our Bank segment decreased due to a decline in balances allocated to our Bank segment, while RJBDP fees from third-party banks increased largely due to higher average balances swept to third-party banks. Partially offsetting the decline in total RJBDP fees was an increase in mutual fund service fees, primarily resulting from higher average mutual fund assets held in client accounts.

Other revenues decreased $12 million, or 48%, primarily due to a favorable arbitration award during the prior-year quarter, which did not recur in the current quarter.

Compensation-related expenses increased $210 million, or 14%, primarily due to higher commission expense resulting from higher compensable revenues, including asset management and related administrative fees and brokerage revenues, as well as an increase in compensation costs to support our growth and annual salary increases.

Non-compensation expenses decreased $6 million, or 2%, due to lower provisions for legal and regulatory matters, partially offset by higher communications and information processing expenses and occupancy expenses as a result of our growth, and higher business development expenses.

Nine months ended June 30, 2024 compared with the nine months ended June 30, 2023

Net revenues of $6.98 billion increased 9% and pre-tax income of $1.32 billion increased 3%.

Asset management and related administrative fees increased $519 million, or 16%, primarily due to higher assets in fee-based accounts at the beginning of each of the current-year quarterly billing periods compared with the prior-year periods resulting from market appreciation, as well as growth primarily from advisor recruiting.

Brokerage revenues increased $140 million, or 13%, primarily due to higher client activity in the current-year period, as well as higher trailing revenues, largely due to higher asset values.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Account and service fees decreased $59 million, or 4%, primarily due to a decrease in RJBDP fees resulting from lower client cash sweep balances. RJBDP fees paid to PCG from our Bank segment decreased due to a decline in balances allocated to our Bank segment which more than offset the impact of higher short-term interest rates, while RJBDP fees from third-party banks increased due to the aforementioned increase in short-term interest rates, as well as higher average balances swept to such banks. Partially offsetting the decline in total RJBDP fees, mutual fund service fees increased, primarily from higher average mutual fund assets, and client account and other fees increased primarily due to business growth.

Net interest income increased $9 million, or 3%, reflecting the increase in short-term interest rates.

Other revenues decreased by $17 million, or 43%, primarily due to the aforementioned favorable arbitration award during the prior-year period.

Compensation-related expenses increased $563 million, or 13%, primarily due to higher commission expense resulting from higher compensable revenues, including asset management and related administrative fees and brokerage revenues, as well as an increase in compensation costs to support our growth and annual salary increases.

Non-compensation expenses decreased $7 million, or 1%, compared with the prior-year period primarily due to the positive impact of a net legal and regulatory reserve release in the current-year period compared with provisions for legal and regulatory matters in the prior-year period, partially offset by higher communications and information processing, business development, and occupancy expenses largely to support our growth.

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

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2024	2023	% change	2024	2023	% change
Revenues:
Brokerage revenues:
Fixed income	$86	$78	10%	$276	$274	1%
Equity	35	32	9%	107	100	7%
Total brokerage revenues	121	110	10%	383	374	2%
Investment banking:
Merger & acquisition and advisory	91	88	3%	316	277	14%
Equity underwriting	33	25	32%	82	69	19%
Debt underwriting	49	28	75%	116	73	59%
Total investment banking	173	141	23%	514	419	23%
Interest income	32	21	52%	81	65	25%
Affordable housing investments business revenues	30	21	43%	75	68	10%
All other	4	4	—%	12	11	9%
Total revenues	360	297	21%	1,065	937	14%
Interest expense	(30)	(21)	43%	(76)	(64)	19%
Net revenues	330	276	20%	989	873	13%
Non-interest expenses:
Compensation, commissions and benefits	243	220	10%	721	664	9%
Non-compensation expenses:
Communications and information processing	28	27	4%	85	77	10%
Occupancy and equipment	12	10	20%	35	31	13%
Business development	14	14	—%	45	46	(2)%
Professional fees	17	12	42%	42	39	8%
All other	30	27	11%	89	100	(11)%
Total non-compensation expenses	101	90	12%	296	293	1%
Total non-interest expenses	344	310	11%	1,017	957	6%
Pre-tax loss	$(14)	$(34)	59%	$(28)	$(84)	67%

Quarter ended June 30, 2024 compared with the quarter ended June 30, 2023

Net revenues of $330 million increased 20% and the pre-tax loss was $14 million, compared with a pre-tax loss of $34 million for the prior-year quarter.

Investment banking revenues increased $32 million, or 23%, compared with the prior-year quarter, primarily due to improvement in debt underwriting revenues in both our public finance and fixed income businesses, as well as higher equity underwriting revenues. Merger & acquisition and advisory revenues were slightly higher compared with the prior-year quarter.

Brokerage revenues increased $11 million, or 10%, due to higher fixed income brokerage revenues, primarily resulting from an increase in activity by depository institution clients.

Compensation-related expenses increased $23 million, or 10%, primarily due to the increase in revenues, as well as an increase in compensation costs to support our growth and annual salary increases.

Non-compensation expenses increased $11 million, or 12%, primarily due to an increase in professional fees, largely resulting from higher investment banking deal expenses and external legal fees, as well as higher occupancy expenses.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Nine months ended June 30, 2024 compared with the nine months ended June 30, 2023

Net revenues of $989 million increased 13% and the pre-tax loss was $28 million, compared with a pre-tax loss of $84 million for the prior-year period.

Investment banking revenues increased $95 million, or 23%, primarily due to a higher volume of transactions closed as a result of more favorable investment banking market conditions in the current-year period compared to the prior-year period.

Brokerage revenues increased $9 million, or 2%, due to increases in equity brokerage revenues and, to a lesser extent, fixed income brokerage revenues.

Compensation-related expenses increased $57 million, or 9%, primarily due to the increase in revenues, as well as an increase in compensation costs to support our growth and annual salary increases.

Non-compensation expenses increased $3 million, or 1%, primarily due to higher communications and information processing expenses and occupancy expenses, largely offset by lower provisions for legal and regulatory matters and external legal fee expenses.

RESULTS OF OPERATIONS – ASSET MANAGEMENT

For an overview of our Asset Management segment operations as well as a description of the key factors impacting our Asset Management results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K.

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2024	2023	% change	2024	2023	% change
Revenues:
Asset management and related administrative fees:
Managed programs	$171	$146	17%	$484	$420	15%
Administration and other	83	71	17%	236	200	18%
Total asset management and related administrative fees	254	217	17%	720	620	16%
Account and service fees	5	5	—%	16	16	—%
All other	6	4	50%	16	13	23%
Net revenues	265	226	17%	752	649	16%
Non-interest expenses:
Compensation, commissions and benefits	56	51	10%	167	150	11%
Non-compensation expenses:
Communications and information processing	16	15	7%	47	43	9%
Investment sub-advisory fees	47	39	21%	129	107	21%
All other	34	32	6%	104	98	6%
Total non-compensation expenses	97	86	13%	280	248	13%
Total non-interest expenses	153	137	12%	447	398	12%
Pre-tax income	$112	$89	26%	$305	$251	22%

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

Financial assets under management

$ in billions	June 30, 2024	March 31, 2024	September 30, 2023	June 30, 2023	March 31, 2023	September 30, 2022
AMS (1)	$170.5	$165.7	$139.2	$142.3	$136.5	$119.8
RJIM	72.5	74.4	68.7	70.2	69.4	64.2
Subtotal financial assets under management	243.0	240.1	207.9	212.5	205.9	184.0
Less: Assets managed for affiliated entities (2)	(13.7)	(13.3)	(11.5)	(11.8)	(11.5)	(10.2)
Total financial assets under management	$229.3	$226.8	$196.4	$200.7	$194.4	$173.8

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

Activity (including activity in assets managed for affiliated entities)

	Three months ended June 30,		Nine months ended June 30,
$ in billions	2024	2023	2024	2023
Financial assets under management at beginning of period	$240.1	$205.9	$207.9	$184.0
RJIM - net inflows/(outflows)	(1.5)	(0.4)	(3.7)	1.3
AMS - net inflows	4.2	0.8	8.4	3.5
Net market appreciation in asset values	0.2	6.2	30.4	23.7
Financial assets under management at end of period	$243.0	$212.5	$243.0	$212.5

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

	As of June 30, 2024
$ in billions	AUM	Average fee rate
Equity	$22.4	0.56%
Fixed income	40.8	0.20%
Balanced	9.3	0.33%
Total financial assets under management	$72.5	0.33%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

$ in billions	June 30, 2024	March 31, 2024	September 30, 2023	June 30, 2023	March 31, 2023	September 30, 2022
Total assets	$474.7	$462.9	$391.1	$399.2	$378.7	$329.2

The increase in these assets as of June 30, 2024 compared with March 31, 2024 and June 30, 2023 was primarily due to market appreciation, successful financial advisor retention and recruiting, and the continued trend of clients moving to fee-based accounts from transaction-based accounts. Administrative fees associated with these programs are predominantly based on balances at the beginning of the quarter.

Raymond James Trust

The following table includes assets held in asset-based programs in Raymond James Trust, N.A. (including those managed for affiliated entities).

$ in billions	June 30, 2024	March 31, 2024	September 30, 2023	June 30, 2023	March 31, 2023	September 30, 2022
Total assets	$10.0	$9.8	$8.5	$8.6	$8.2	$7.3

Fees earned on trust services are primarily reported within “Asset management and related administrative fees” on the Condensed Consolidated Statements of Income and Comprehensive Income.

Quarter ended June 30, 2024 compared with the quarter ended June 30, 2023

Net revenues of $265 million increased 17% and pre-tax income of $112 million increased 26%.

Asset management and related administrative fees increased $37 million, or 17%, driven by higher beginning balances of financial assets under management and assets in non-discretionary asset-based programs at AMS, primarily due to market-driven appreciation in asset values and net inflows to PCG fee-based accounts.

Compensation expenses increased $5 million, or 10%, primarily due to higher revenues. Non-compensation expenses increased $11 million, or 13%, largely due to higher investment sub-advisory fees, resulting from the increase in the beginning balance of assets under management in sub-advised programs.

Nine months ended June 30, 2024 compared with the nine months ended June 30, 2023

Net revenues of $752 million increased 16% and pre-tax income of $305 million increased 22%.

Asset management and related administrative fees increased $100 million, or 16%, driven by higher beginning balances of financial assets under management and assets in non-discretionary asset-based programs at AMS, primarily due to market-driven appreciation in asset values and net inflows to PCG fee-based accounts.

Compensation expenses increased $17 million, or 11%, primarily due to higher revenues, as well as an increase in compensation costs to support our growth and annual cost increases, including salaries. Non-compensation expenses increased $32 million, or 13%, largely due to higher investment sub-advisory fees, resulting from the increase in assets under management in sub-advised programs, as well as higher communications and information processing expenses.

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

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2024	2023	% change	2024	2023	% change
Revenues:
Interest income	$867	$826	5%	$2,607	$2,251	16%
Interest expense	(461)	(329)	40%	(1,362)	(733)	86%
Net interest income	406	497	(18)%	1,245	1,518	(18)%
All other	12	17	(29)%	38	44	(14)%
Net revenues	418	514	(19)%	1,283	1,562	(18)%
Non-interest expenses:
Compensation and benefits	45	48	(6)%	136	136	—%
Non-compensation expenses:
Bank loan provision/(benefit) for credit losses	(10)	54	NM	23	96	(76)%
RJBDP fees to PCG	198	277	(29)%	627	856	(27)%
All other	70	69	1%	215	181	19%
Total non-compensation expenses	258	400	(36)%	865	1,133	(24)%
Total non-interest expenses	303	448	(32)%	1,001	1,269	(21)%
Pre-tax income	$115	$66	74%	$282	$293	(4)%

Quarter ended June 30, 2024 compared with the quarter ended June 30, 2023

Net revenues of $418 million decreased 19%, while pre-tax income of $115 million increased 74%.

Net interest income decreased $91 million, or 18%, as the favorable impact from higher short-term rates in the current quarter was more than offset by increased interest expense resulting from a higher-cost mix of deposits, as RJBDP balances declined and a significant portion was replaced with higher-cost ESP balances, which was introduced to clients in March 2023. The Bank segment net interest margin decreased to 2.64% from 3.26% for the prior-year quarter.

The bank loan benefit for credit losses was $10 million for the current quarter, compared with a bank loan provision for credit losses of $54 million for the prior-year quarter. The bank loan benefit for credit losses for the current quarter primarily reflected the positive impacts of net loan repayments, sales, and improved loan grades on the C&I loan portfolio, and an improvement in forecasted home prices on the residential mortgage portfolio, partially offset by the impact of loan downgrades in our CRE portfolio. The bank loan provision for credit losses for the prior-year quarter largely reflected the impacts of a weaker economic outlook for the CRE portfolio as reflected in Moody’s CRE Price Index utilized in our CECL model and, to a lesser extent, loan downgrades.
Non-compensation expenses, excluding the bank loan provision for credit losses, decreased $78 million, or 23%, primarily due to a decrease in RJBDP fees paid to PCG resulting from the aforementioned decline in RJBDP balances swept to the Bank segment, partially offset by the impact of higher rates applicable to such balances. These Bank segment fees and the related revenues earned by the PCG segment are eliminated in consolidation (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Private Client Group” for further information about these servicing fees).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Nine months ended June 30, 2024 compared with the nine months ended June 30, 2023

Net revenues of $1.28 billion decreased 18% and pre-tax income of $282 million decreased 4%.

Net interest income decreased $273 million, or 18%, primarily due to increased interest expense resulting from a higher-cost mix of deposits, as RJBDP balances declined and a significant portion was replaced with higher-cost ESP balances, which was introduced to clients in March 2023, as well as an increase in certificate of deposit balances. The increase in interest expense was partially offset by an increase in interest income, primarily due to higher short-term interest rates and higher average cash balances during the current-year period. The Bank segment net interest margin decreased to 2.68% from 3.41% for the prior-year period.

The bank loan provision for credit losses was $23 million for the current-year period, compared with $96 million for the prior-year period. The bank loan provision for credit losses for the current-year period primarily reflected the impacts of loan growth, specific reserves, loan downgrades, and charge-offs in our C&I and CRE loan portfolios, partially offset by the favorable impacts of an improved economic forecast, loan repayments, and loan sales. The bank loan provision for credit losses for the prior-year period primarily reflected the impacts of a weakened macroeconomic outlook for certain loan portfolios, including the impact of a weaker economic outlook for the CRE portfolio as reflected in Moody’s CRE Price Index utilized in our CECL model, as well as loan downgrades during the prior-year period, partially offset by the impact of loan repayments and sales, which had a larger impact than provisions on new loans during the prior-year period.

Non-compensation expenses, excluding the bank loan provision for credit losses, decreased $195 million, or 19%, primarily due to a decrease in RJBDP fees paid to PCG. RJBDP fees to PCG decreased $229 million, or 27%, primarily due to the aforementioned decline in RJBDP balances swept to the Bank segment, partially offset by an increase in rates applicable to such balances. These Bank segment fees and the related revenues earned by the PCG segment are eliminated in consolidation. Non-compensation expenses also decreased as a result of a smaller provision for credit losses on unfunded lending comments in the current-year period. These decreases were partially offset by increases in expenses related to deposits, including an incremental FDIC special assessment enacted during the current-year period and expenses related to the ESP and certificate of deposit issuances during the current-year period, as well as higher communications and information processing expenses. The FDIC special assessment resulted in $10 million of incremental expense for the nine months ended June 30, 2024.

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

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2024	2023	% change	2024	2023	% change
Revenues:
Interest income	$47	$37	27%	$140	$103	36%
All other	6	2	200%	6	6	—%
Total revenues	53	39	36%	146	109	34%
Interest expense	(25)	(24)	4%	(75)	(75)	—%
Net revenues	28	15	87%	71	34	109%
Non-interest expenses:
Compensation and benefits	29	27	7%	78	71	10%
Insurance settlement received	—	—	—%	—	(32)	100%
All other	9	34	(74)%	(7)	46	NM
Total non-interest expenses	38	61	(38)%	71	85	(16)%
Pre-tax loss	$(10)	$(46)	78%	$—	$(51)	100%

Quarter ended June 30, 2024 compared with the quarter ended June 30, 2023

Pre-tax loss was $10 million, compared with a pre-tax loss of $46 million for the prior-year quarter.

Net revenues increased $13 million primarily due to an increase in interest income earned as a result of higher average corporate cash balances, as well as higher short-term interest rates applicable to such balances.

Non-interest expenses decreased $23 million, primarily due to a provision for legal and regulatory matters in the prior-year quarter which did not recur in the current quarter.

Nine months ended June 30, 2024 compared with the nine months ended June 30, 2023

Pre-tax earnings were breakeven compared with a pre-tax loss of $51 million for the prior-year period.

Net revenues increased $37 million, primarily due to an increase in interest income earned as a result of higher short-term interest rates applicable to our corporate cash balances and, to a lesser extent, higher average corporate cash balances.

Non-interest expenses decreased $14 million, or 16%, primarily due to the positive impact of a net legal and regulatory reserve release in the current-year period compared with a provision in the prior-year period, partially offset by the impacts of a $32 million insurance settlement received during the prior-year period related to a previously-settled legal matter that did not recur in the current-year period and, to a lesser extent, higher compensation expenses in the current-year period.

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

Total assets of $80.63 billion as of June 30, 2024 were $2.27 billion, or 3%, greater than our total assets as of September 30, 2023. Bank loans, net increased $1.37 billion primarily driven by increases in SBL, residential mortgage loans, and CRE loans, partially offset by a decrease in C&I loans, largely resulting from net loan repayments and sales. Other assets increased $429 million, primarily due to valuation increases on our company-owned life insurance policies. Assets segregated for regulatory purposes and restricted cash increased $406 million, primarily due to an increase in client cash balances in our broker-dealer subsidiaries. Other receivables, net, trading assets, and brokerage client receivables, net also increased $325 million, $285 million, and $273 million, respectively. These increases were partially offset by a $651 million decrease in available-for-sale securities primarily driven by net maturities.

As of June 30, 2024, our total liabilities of $69.44 billion were $1.27 billion, or 2%, greater than our total liabilities as of September 30, 2023. Collateralized financings increased $817 million due to an increase in securities lending activity. Bank deposits increased $202 million, primarily driven by growth in ESP balances and other interest-bearing demand deposits, partially offset by a decrease in RJBDP client cash sweep balances swept to our Bank segment. Trading liabilities and other payables also increased $175 million and $153 million, respectively.

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

Liquidity and capital resources are provided primarily through our business operations and financing activities.  Our business operations generate substantially all of their own liquidity and funding needs. We have a contingency funding plan which would guide our actions if one or more of our businesses were to experience disruptions from normal funding and liquidity sources. These actions include reallocating client cash balances in the RJBDP from third-party banks to our bank subsidiaries thereby bringing those deposits onto our Condensed Consolidated Statements of Financial Condition, increasing our FHLB borrowings at our bank subsidiaries, accessing committed and uncommitted lines of credit at the parent or certain operating subsidiaries, accessing capital markets, or borrowing from the Federal Reserve’s discount window. We also have the ability to create additional sources of funding by developing new products to meet the financial needs of our clients, such as the ESP deposit offering which was introduced to PCG clients in fiscal 2023, and, from time to time offering enhanced rates on certain RJBDP deposits. With each of our deposit offerings, we work to obtain sufficient liquidity to support our business operations while also maintaining a high level of FDIC insurance coverage for our clients.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

The following table presents the components of RJF’s regulatory capital used to calculate the aforementioned regulatory capital ratios.

$ in millions	June 30, 2024	September 30, 2023
Common equity tier 1 capital/Tier 1 capital
Common stock and related additional paid-in capital	$3,223	$3,145
Retained earnings	11,385	10,213
Treasury stock	(2,773)	(2,252)
Accumulated other comprehensive loss	(717)	(971)
Less: Goodwill and identifiable intangible assets, net of related deferred tax liabilities	(1,748)	(1,776)
Other adjustments	646	886
Common equity tier 1 capital	10,016	9,245
Preferred stock	79	79
Less: Tier 1 capital deductions	(3)	(3)
Tier 1 capital	10,092	9,321
Tier 2 capital
Qualifying subordinated debt	99	100
Qualifying allowances for credit losses	516	513
Tier 2 capital	615	613
Total capital	$10,707	$9,934

The following table presents RJF’s risk-weighted assets by exposure type used to calculate the aforementioned regulatory capital ratios.

$ in millions	June 30, 2024	September 30, 2023
On-balance sheet assets:
Corporate exposures	$19,259	$19,262
Exposures to sovereign and government-sponsored entities (1)	1,698	1,844
Exposures to depository institutions, foreign banks, and credit unions	1,907	1,878
Exposures to public-sector entities	692	698
Residential mortgage exposures	4,677	4,377
Statutory multi-family mortgage exposures	185	118
High volatility commercial real estate exposures	141	141
Past due loans	263	203
Equity exposures	550	538
Securitization exposures	145	134
Other assets	9,772	8,665
Off-balance sheet:
Standby letters of credit	77	91
Commitments with original maturity of one year or less	194	131
Commitments with original maturity greater than one year	2,340	2,396
Over-the-counter derivatives	278	311
Other off-balance sheet items	331	275
Market risk-weighted assets	2,929	2,485
Total standardized risk-weighted assets	$45,438	$43,547

(1)Exposure is predominantly to the U.S. government and its agencies.

Cash flows

Cash and cash equivalents (excluding amounts segregated for regulatory purposes and restricted cash) of $9.10 billion at June 30, 2024 decreased $218 million compared with September 30, 2023. The decrease in cash and cash equivalents primarily resulted from investments in bank loans, property and equipment, and loans to financial advisors, as well as common stock repurchases and dividends paid on our common and preferred stock. These decreases were partially offset by net income and net maturities of available-for-sale securities during the period.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Sources of liquidity

Approximately $2.11 billion of our total June 30, 2024 cash and cash equivalents was RJF corporate cash, which included the cash held at the parent company, as well as cash it loaned to RJ&A. As of June 30, 2024, RJF had loaned $1.39 billion to RJ&A (such amount is included in the RJ&A cash balance in the following table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

The following table presents our holdings of cash and cash equivalents.

$ in millions	June 30, 2024
RJF	$755
TriState Capital Bank	2,995
RJ&A	1,906
Raymond James Bank	1,861
Raymond James Ltd. (“RJ Ltd.”)	610
Raymond James Capital Services, LLC	177
Raymond James Financial Services, Inc.	151
Raymond James Trust Company of New Hampshire	124
Charles Stanley Group Limited (“Charles Stanley”)	119
RJIM	95
Other subsidiaries	302
Total cash and cash equivalents	$9,095
RJF maintained depository accounts at Raymond James Bank and TriState Capital Bank totaling $294 million as of June 30, 2024. The portion of this total that was available on demand without restrictions, which amounted to $250 million as of June 30, 2024, is reflected in the RJF cash balance and excluded from Raymond James Bank’s cash balance in the preceding table.

A large portion of the cash and cash equivalents balances at our non-U.S. subsidiaries, including RJ Ltd. and Charles Stanley, as of June 30, 2024 was held to meet regulatory requirements and was not available for use by the parent.

In addition to the cash balances described, we have various other potential sources of cash available to the parent company from subsidiaries, as described in the following section.

Liquidity available from subsidiaries

Liquidity is principally available to RJF from RJ&A and Raymond James Bank.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934. As a member firm of the Financial Industry Regulatory Authority (“FINRA”), RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client balances. In addition, covenants in RJ&A’s committed financing facilities require its net capital to be a minimum of 10% of aggregate debit items. At June 30, 2024, RJ&A significantly exceeded the minimum regulatory requirements, the covenants in its financing arrangements pertaining to net capital, as well as its internally-targeted net capital tolerances. FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements which may result in RJ&A limiting dividends it would otherwise remit to RJF. We evaluate regulatory requirements, loan covenants and certain internal tolerances when determining the amount of liquidity available to RJF from RJ&A.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

As of June 30, 2024, RJF and RJ&A had the ability to borrow under our $750 million Credit Facility, a committed unsecured line of credit. We had no such borrowings outstanding under this facility as of June 30, 2024. See Note 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding our Credit Facility.

In addition to our Credit Facility, we have various uncommitted financing arrangements with third-party lenders, which are in the form of secured lines of credit, secured bilateral repurchase agreements, or unsecured lines of credit. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed and are generally collateralized by RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements (i.e., securities purchased under agreements to resell). As of June 30, 2024, we had outstanding borrowings of $374 million under four uncommitted secured borrowing arrangements out of a total of 12 uncommitted financing arrangements (eight uncommitted secured and four uncommitted unsecured). However, lenders are generally under no contractual obligation to lend to us under uncommitted credit facilities. See Notes 6 and 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding these borrowings.

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

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in millions)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
June 30, 2024	$407	$374	$374	$349	$311	$311
March 31, 2024	$256	$371	$371	$244	$449	$449
December 31, 2023	$171	$193	$169	$225	$252	$194
September 30, 2023	$153	$232	$157	$215	$279	$187
June 30, 2023	$123	$128	$110	$179	$181	$181

Other borrowings and collateralized financings

We had $950 million in FHLB borrowings outstanding at June 30, 2024, comprised of floating-rate and fixed-rate advances. The interest rates on our floating-rate advances are based on SOFR. We use interest rate swaps to manage the risk of increases in interest rates associated with the majority of our floating-rate FHLB advances by converting the balances subject to variable interest rates to a fixed interest rate.

We pledge certain of our bank loans and available-for-sale securities with the FHLB as security for both the repayment of certain borrowings and to secure capacity for additional borrowings as needed. As of June 30, 2024, we had $9.57 billion in immediate credit available from the FHLB based on the collateral pledged. With the pledge of incremental collateral, we could further increase credit available to us from the FHLB. See Notes 4, 6, 7, and 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding bank loans and available-for-sale securities pledged with the FHLB and for further information on our FHLB borrowings, including the related maturities and interest rates.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

As member banks, our bank subsidiaries have access to the Federal Reserve’s discount window and may have access to other lending programs that may be established by the Federal Reserve in unusual and exigent circumstances; however; we do not view borrowings from the Federal Reserve as one of our primary sources of funding.  See Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding available-for-sale securities and bank loans pledged with the FRB.

A portion of our fixed income transactions are cleared through a third-party clearing organization, which provides financing for the purchase of trading instruments to support such transactions. The amount of financing is based on the amount of trading inventory financed, as well as any deposits held at the clearing organization. Amounts outstanding under this financing arrangement are collateralized by a portion of our trading inventory and accrue interest based on market rates. While we had borrowings outstanding as of June 30, 2024, the clearing organization is under no contractual obligation to lend to us under this arrangement.

At June 30, 2024, we had subordinated notes due 2030 outstanding, with an aggregate principal amount of $98 million. See Note 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and Note 16 of our 2023 Form 10-K for additional information regarding these borrowings.

We may act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one counterparty and then lend them to another counterparty.  Where permitted, we have also loaned securities owned by clients or the firm to broker-dealers and other financial institutions.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balance of $780 million as of June 30, 2024 related to the securities loaned included in “Collateralized financings” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q. See Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and Note 2 of our 2023 Form 10-K for more information on our collateralized agreements and financings.

Senior notes payable

At June 30, 2024, we had aggregate outstanding senior notes payable of $2.04 billion, which, exclusive of any unaccreted premiums or discounts and debt issuance costs, was comprised of $500 million par 4.65% senior notes due 2030, $800 million par 4.95% senior notes due 2046, and $750 million par 3.75% senior notes due 2051. See Note 17 of the Notes to the Consolidated Financial Statements of our 2023 Form 10-K for additional information on our senior notes payable.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Should our credit rating be downgraded prior to a public debt offering, it is probable that we would have to offer a higher rate of interest to bond investors.  A downgrade to below investment grade may make a public debt offering difficult to execute on terms we would consider to be favorable.  A downgrade below investment grade could result in the termination of certain derivative contracts and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. A credit downgrade could damage our reputation and result in certain counterparties limiting their business with us, result in negative comments by analysts, potentially negatively impact investors’ and/or clients’ perception of us, cause clients to withdraw bank deposits that exceed FDIC insurance limits from our bank subsidiaries, and cause a decline in our stock price. None of our borrowing arrangements contains a condition or event of default related to our credit ratings. However, a credit downgrade would result in the firm incurring a higher facility fee on the Credit Facility, in addition to triggering a higher interest rate applicable to any borrowings outstanding on that line as of and subsequent to such downgrade. Conversely, an improvement in RJF’s current credit rating could have a favorable impact on the facility fee, as well as the interest rate applicable to any borrowings on such line.

Other sources and uses of liquidity

We have company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Certain of our non-qualified deferred compensation plans and other employee benefit plans are employee-directed (i.e., the participant chooses investment portfolio benchmarks) while others are company-directed. Of the company-owned life insurance policies which fund these plans, certain policies could be used as a source of liquidity for the firm. Those policies against which we could readily borrow had a cash surrender value of $1.11 billion as of June 30, 2024, comprised of $746 million related to employee-directed plans and $363 million related to company-directed plans, and we were able to borrow up to 90%, or $998 million, of the June 30, 2024 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to the employee-directed plans. There were no borrowings outstanding against any of these policies as of June 30, 2024.

On May 8, 2024, we filed a “universal” shelf registration statement with the SEC pursuant to which we can issue debt, equity and other capital instruments if and when necessary or perceived by us to be opportune. Subject to certain conditions, this registration statement will be effective through May 8, 2027.

In May 2024, Raymond James Bank entered into a joint venture with a third party to offer private credit solutions in order to finance merger and acquisitions transactions. All loans made by the joint venture to borrower companies are subject to unanimous approval by both Raymond James Bank and the joint venture member. Raymond James Bank may make advances through a loan to the joint venture. The activity of this joint venture did not have a significant impact on our financial position as of June 30, 2024 or results of operations for the three months ended June 30, 2024.

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

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of June 30, 2024, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF, Raymond James Bank, and TriState Capital Bank were categorized as “well-capitalized” as of June 30, 2024. The maintenance of certain risk-based and other regulatory capital levels could influence various capital allocation decisions impacting one or more of our businesses.  However, due to the current capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities. See Note 21 of the Notes to Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources - Capital structure” of this Form 10-Q for further information on regulatory capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

In March 2024, the SEC adopted a final rule that requires registrants to provide significantly enhanced and standardized climate-related disclosures in their annual reports. The rule requires, among other things, disclosures about the financial statement impacts of severe weather events and other natural conditions, as well as our climate-related oversight and risk management activities and material Scope 1 and 2 greenhouse gas emissions. Under the final rule, the aforementioned disclosures are effective for annual periods beginning with our fiscal 2026, except for disclosures of Scope 1 and 2 greenhouse gas emissions and certain other disclosures which are effective for annual periods beginning with our fiscal 2027. However, several legal challenges were filed following issuance of the final rule, and the consolidated petitions are currently being reviewed by the Eighth Circuit Court of Appeals. The SEC has stayed the final rule pending completion of judicial review and has indicated that a new implementation period will be provided upon lifting of the stay. We are monitoring the legal activity while continuing to evaluate the impact that this new rule will have on our disclosures. Compliance with these additional disclosures could result in additional costs.

On April 23, 2024, the Department of Labor (“DOL”) issued a final rule significantly expanding the definition of “investment advice fiduciary” under the Employee Retirement Income Security Act of 1974. In related rulemakings, the DOL also finalized amendments to several class prohibited transaction exemptions (“PTEs”), which exempt certain compensation arrangements that would otherwise be prohibited. In July 2024, two federal district courts separately issued nationwide stays of the effective date of the final rule and PTE amendments pending consideration of the merits. We are monitoring the legal activity while continuing to evaluate the impact these new rules could have on our business. If the rules become effective as promulgated, we expect compliance will require us to alter certain of our business practices and impose additional costs.

On April 23, 2024, the Federal Trade Commission (“FTC”) issued a final rule which will prohibit companies from entering into any new post-employment non-competition agreements with employees and independent contractors and make existing non-competition clauses for the vast majority of U.S. workers unenforceable. The rule will permit companies to enforce existing non-competition clauses only with a narrowly defined group of “senior executives,” but provides an exception for non-competition agreements entered into as part of the sale of a business. The rule will become effective on September 4, 2024, unless it is enjoined or stayed as a result of legal challenges. Compliance with the rule could require us to alter our business practices where such non-competition agreements are present and would result in the accelerated recognition of compensation expense related to certain of our deferred compensation plans.

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

Loss provisions

Loss provisions for legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of the Notes to Consolidated Financial Statements of our 2023 Form 10-K. In addition, refer to Note 16 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding legal and regulatory matters contingencies as of June 30, 2024.

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

To demonstrate the sensitivity of credit loss estimates on our bank loan portfolio to macroeconomic forecasts, we compared our modeled estimates under the base case economic scenario used to estimate the allowance for credit losses as of June 30, 2024, to what our estimate would have been under a downside case scenario and an upside scenario, without considering any offsetting effects in the qualitative component of our allowance for credit losses as of June 30, 2024. As of June 30, 2024, use of the downside case scenario would have resulted in an increase of approximately $180 million in the quantitative portion of our allowance for credit losses on bank loans, while the use of the upside case would have resulted in a reduction of approximately $30 million in the quantitative portion of our allowance for credit losses on bank loans at June 30, 2024. These hypothetical outcomes reflect the relative sensitivity of the modeled portion of our allowance estimate to macroeconomic forecasted scenarios but do not consider any potential impact qualitative adjustments could have on the allowance for credit losses in such environments. Qualitative adjustments could either increase or decrease modeled loss estimates calculated using an alternative economic scenario assumption. Further, such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance for a number of reasons including: (1) management’s predictions of future economic trends and relationships among the scenarios may differ from actual events; and (2) management’s application of subjective measures to modeled results through the qualitative portion of the allowance for credit losses when appropriate. The downside case scenario utilized in this hypothetical sensitivity analysis assumes a moderate recession. To the extent macroeconomic conditions worsen beyond those assumed in this downside case scenario, we could incur provisions for credit losses significantly in excess of those estimated in this analysis.

See Note 2 of the Notes to Consolidated Financial Statements of our 2023 Form 10-K for information regarding our methodologies and assumptions used in estimating the allowance for credit losses. See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding our allowance for credit losses related to bank loans as of June 30, 2024.

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

See Note 2 of the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q for information regarding new accounting guidance we adopted during the three and nine months ended June 30, 2024.

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

Market risk

Market risk is our risk of loss resulting from the impact of changes in market prices on our trading inventory, derivatives, and investment positions. We have exposure to market risk primarily through our broker-dealer trading operations and our banking operations. Through our broker-dealer subsidiaries, we trade debt obligations and equity securities and maintain trading inventories to ensure availability of securities to facilitate client transactions. Inventory levels may fluctuate daily as a result of client demand. We also hold investments within our available-for-sale securities portfolio, and from time to time may hold SBA loan securitizations not yet sold. Our primary market risks relate to interest rates, equity prices, and foreign exchange rates. Interest rate risk results from changes in levels of interest rates, the volatility of interest rates, mortgage prepayment speeds, and credit spreads. Equity risk results from changes in prices of equity securities. Foreign exchange risk results from changes in spot prices, forward prices, and volatility of foreign exchange rates. See Note 2 of the Notes to Consolidated Financial Statements of our 2023 Form 10-K and Notes 3, 4, and 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for fair value and other information regarding our trading inventories, available-for-sale securities, and derivative instruments.

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

	Nine months ended June 30, 2024		Period-end VaR			Three months ended June 30,		Nine months ended June 30,
$ in millions	High	Low	June 30, 2024	September 30, 2023	$ in millions	2024	2023	2024	2023
Daily VaR	$3	$1	$3	$2	Average daily VaR	$2	$2	$2	$2

The Fed’s MRR requires us to perform daily back-testing procedures for our VaR model, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income, and intraday trading. Regulatory-defined daily trading losses are used to evaluate the performance of our VaR model and are not comparable to our actual daily net revenues. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the three and nine months ended June 30, 2024, our regulatory-defined daily losses in our trading portfolios exceeded our predicted VaR on one occasion and two occasions, respectively.

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

The following table is an analysis of our banking operations’ estimated net interest income over a 12-month period based on instantaneous shifts in interest rates (expressed in basis points) using our previously described asset/liability model, which assumes a dynamic balance sheet, a weighted-average deposit beta on our interest-bearing deposit accounts without stated maturities of approximately 60% as interest rates rise and approximately 50% as interest rates fall, and that interest rates do not decline below zero. While not presented, additional rate scenarios are performed, including interest rate ramps and yield curve shifts that may more realistically mimic the speed of potential interest rate movements. We also perform simulations on time horizons of up to five years to assess longer-term impacts to various interest rate scenarios. On a quarterly basis, we test expected model results to actual performance. Additionally, any changes made to key assumptions in the model are documented and approved by the Asset and Liability Committee.

Instantaneous changes in rate (1)	Net interest income ($ in millions)	Projected change in net interest income
+200	$1,884	10%
+100	$1,803	5%
0	$1,711	—%
-100	$1,594	(7)%
-200	$1,575	(8)%

(1)Our 0-basis point scenario was based on interest rates as of June 30, 2024.

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

We have classified all of our investments in debt securities as available-for-sale and have not classified any of our investments in debt securities as held-to-maturity. In our available-for-sale securities portfolio, we hold primarily fixed-rate agency-backed MBS, agency-backed CMOs, and U.S. Treasuries, which are carried at fair value on our Condensed Consolidated Statements of Financial Condition, with changes in the fair value of the portfolio recorded through OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. As the majority of our available-for-sale securities portfolio is comprised of U.S. government and government agency-backed securities, changes in fair value are primarily driven by changes in interest rates. At June 30, 2024, our available-for-sale securities portfolio had a fair value of $8.53 billion with a weighted-average yield of 2.25% and a weighted-average life, after factoring in estimated prepayments, of 4.0 years. To evaluate the interest rate sensitivity of our available-for-sale securities portfolio we also monitor, among other things, effective duration, defined as the approximate percentage change in price for a 100-basis point change in rates. As of June 30, 2024, the effective duration of our available-for-sale securities portfolio was approximately 3.29, which means that we would expect the market value of our available-for-sale securities portfolio to decline approximately 3.29% for every 100-basis point increase in interest rates and increase approximately 3.29% for every 100-basis point decline in interest rates. See Note 2 of the Notes to Consolidated Financial Statements of our 2023 Form 10-K and Note 4 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on our available-for-sale securities portfolio.

The Asset and Liability Committee also reviews EVE, which is a point in time analysis of current interest-earning assets and interest-bearing liabilities that incorporates cash flows over their estimated remaining lives, discounted at current rates. The EVE approach is based on a static balance sheet and provides an indicator of future earnings and capital levels as the changes in EVE indicate the anticipated change in the value of future cash flows. We monitor sensitivity to changes in EVE utilizing Board of Directors-approved limits. These limits set a risk tolerance to changing interest rates and assist in determining strategies for mitigating this risk as EVE approaches these limits. As of June 30, 2024, our EVE analyses were within approved limits.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

The following table shows the maturities of our bank loan portfolio at June 30, 2024, including contractual principal repayments.  Maturities are generally determined based upon contractual terms; however, rollovers or extensions that are included for the purposes of measuring the allowance for credit losses are reflected in maturities in the following table. This table does not include any estimates of prepayments, which could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the table.

	Due in
$ in millions	One year or less	> One year - five years	> Five years - fifteen years	> Fifteen years	Total
SBL	$14,927	$482	$19	$1	$15,429
C&I loans	1,310	5,492	3,117	37	9,956
CRE loans	724	5,128	1,751	16	7,619
REIT loans	408	1,347	—	—	1,755
Residential mortgage loans	8	31	163	9,043	9,245
Tax-exempt loans	10	390	1,031	—	1,431
Total loans held for investment	17,387	12,870	6,081	9,097	45,435
Held for sale loans	—	—	70	100	170
Total loans held for sale and investment	$17,387	$12,870	$6,151	$9,197	$45,605

The following table shows the distribution of the recorded investment of those bank loans that mature in more than one year between fixed and adjustable interest rate loans at June 30, 2024.

	Interest rate type
$ in millions	Fixed	Adjustable	Total
SBL	$75	$427	$502
C&I loans	820	7,826	8,646
CRE loans	479	6,416	6,895
REIT loans	—	1,347	1,347
Residential mortgage loans	216	9,021	9,237
Tax-exempt loans	1,421	—	1,421
Total loans held for investment	3,011	25,037	28,048
Held for sale loans	3	167	170
Total loans held for sale and investment	$3,014	$25,204	$28,218

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

Foreign exchange risk

We are subject to foreign exchange risk due to our investments in foreign subsidiaries as well as transactions and resulting balances denominated in a currency other than the U.S. dollar (“USD”). For example, our bank loan portfolio includes loans which are denominated in Canadian dollars (“CAD”), totaling $1.28 billion and $1.40 billion at June 30, 2024 and September 30, 2023, respectively, when converted to the USD. A majority of such loans are held in a Canadian subsidiary of Raymond James Bank, which is discussed in the following sections.

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

At June 30, 2024, we had foreign exchange risk in our investment in RJ Ltd. of CAD 431 million and in our investment in Charles Stanley of £284 million, which were not hedged. We had other, less significant investments in foreign domiciled subsidiaries, primarily in Europe, which were not hedged; however, we do not believe we had material foreign exchange risk either individually, or in the aggregate, pertaining to these subsidiaries as of June 30, 2024. Foreign exchange gains/losses related to our foreign investments are primarily reflected in OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 17 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding our components of OCI.

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

	Three months ended June 30,				Nine months ended June 30,
	2024		2023		2024		2023
$ in millions	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans
C&I loans	$(6)	0.24%	$(6)	0.22%	$(35)	0.45%	$(30)	0.36%
CRE loans	(1)	0.05%	(9)	0.51%	(8)	0.14%	(7)	0.13%
Residential mortgage loans	1	0.04%	—	—%	1	0.09%	—	—%
Total loans held for sale and investment	$(6)	0.05%	$(15)	0.14%	$(42)	0.13%	$(37)	0.11%

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

$ in millions	June 30, 2024	September 30, 2023
Nonperforming loans (1)	$160	$128
Nonperforming assets	$160	$128

Nonperforming loans as a % of total loans held for sale and investment	0.35%	0.29%
Allowance for credit losses as a % of nonperforming loans	285%	370%
Nonperforming assets as a % of Bank segment total assets	0.26%	0.21%

(1)Nonperforming loans at June 30, 2024 and September 30, 2023 included $56 million and $96 million, respectively, of loans, which were current pursuant to their contractual terms.

The increase in nonperforming loans and assets as of June 30, 2024 as compared with September 30, 2023 was primarily due to certain loans that were placed on nonaccrual status with an associated allowance during the nine months ended June 30, 2024. See the table summarizing nonaccrual loans by category in Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. Although our nonperforming assets as a percentage of our Bank segment’s assets remained low as of June 30, 2024, any prolonged period of market deterioration could result in an increase in our nonperforming assets, an increase in our allowance for credit losses and/or an increase in net charge-offs in future periods, although the extent would depend on future developments that are highly uncertain.

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

Risk monitoring process

Another component of credit risk strategy for our bank loan portfolio is the ongoing risk monitoring and review processes, including our internal loan review process, as well as our rigorous processes to manage and limit credit losses arising from loan delinquencies. There are various other factors included in these processes, depending on the loan portfolio. There were no significant changes to those processes during the three months ended June 30, 2024. See further discussion of our risk monitoring process in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk - Banking activities” of our 2023 Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

SBL and residential mortgage loan portfolios

Substantially all collateral securing our SBL portfolio is monitored on a daily basis. Collateral adjustments, as triggered by our monitoring procedures, are made by the borrower as necessary to ensure our loans are adequately secured, resulting in minimizing our credit risk. Collateral calls have been minimal relative to our SBL portfolio with no losses incurred during the three and nine months ended June 30, 2024.

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

	Amount of delinquent residential mortgage loans			Delinquent residential mortgage loans as a percentage of outstanding residential mortgage loan balances
$ in millions	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
June 30, 2024	$7	$3	$10	0.08%	0.03%	0.11%
September 30, 2023	$3	$4	$7	0.03%	0.05%	0.08%

Our June 30, 2024 percentage compares favorably to the national average for over 30 day delinquencies of 1.88%, as most recently reported by the Fed.

Credit risk is also managed by diversifying the residential mortgage portfolio. Most of the loans in our residential loan portfolio are to PCG clients across the U.S. The following table details the geographic concentrations (top five states) of our one-to-four family residential mortgage loans.

	June 30, 2024
	Loans outstanding as a % of total residential mortgage loans held for sale and investment	Loans outstanding as a % of total loans held for sale and investment
California	23%	5%
Florida	18%	4%
Texas	8%	2%
New York	8%	2%
Colorado	4%	1%

The occurrence of a natural disaster or severe weather event in any of these states, for example wildfires in California and hurricanes in Florida, could result in additional credit loss provisions and/or charge-offs on our loans in such states and therefore negatively impact our net income and regulatory capital in any given period.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize.  At June 30, 2024 and September 30, 2023, these loans totaled $2.94 billion and $2.85 billion, respectively, or approximately 32% and 33% of the residential mortgage portfolio, respectively.  The weighted-average number of years before the remainder of the loans, which were still in their interest-only period at June 30, 2024, begins amortizing is five years.

Corporate and tax-exempt loans

All corporate and tax-exempt loans are independently underwritten in accordance with our credit policies, are subject to approval by a loan committee, and credit quality is monitored on an ongoing basis by our lending staff. Our corporate loans are generally secured by all assets of the borrower and in some instances are secured by mortgages on specific real estate. The majority of our tax-exempt loan portfolio is comprised of loans to investment-grade borrowers, and such loans are generally secured by a pledge of revenue. In a limited number of transactions, loans in the portfolio are extended on an unsecured basis.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

One way in which we manage credit risk is through diversification of the corporate bank loan portfolio. We monitor industry concentrations and have established limits relative to capital as part of our overall liquidity and capital planning. Further, key credit policies are reviewed at least annually by senior bank executives to ensure policies align with our banks’ risk appetites. Credit policies for our corporate loans include criteria related to single borrower loan limits, loan term and structure parameters (including guidance on leverage, debt service coverage ratios, and debt repayment ability), industry concentration limits, secondary sources of repayment, municipality demographics, and other criteria. Credit policies for our CRE loans also include LTV limits based upon property type. Credit risk in our corporate and tax-exempt loan portfolios is monitored on an individual loan basis for trends in borrower operating performance, payment history, credit ratings, collateral performance, loan covenant compliance, municipality demographics and other factors including industry performance and concentrations, geographic concentrations, and total relationship exposure. In addition, credit quality trends are monitored by industry to determine if a change in the risk exposure to a certain industry may warrant incremental monitoring or tightening of our underwriting standards during times of market uncertainty. We also utilize loan sales and other risk mitigation techniques to manage the size and risk profile of our corporate bank loans. Corporate and tax-exempt loans are also subject to regulatory review.

Our corporate bank loan portfolio does not contain a significant concentration in any single industry. The following table details the industry concentrations (top five categories) of our corporate bank loans.

	June 30, 2024
	Loans outstanding as a % of total corporate bank loans held for sale and investment	Loans outstanding as a % of total loans held for sale and investment
Multi-family	13%	5%
Industrial warehouse	11%	5%
Office real estate	8%	3%
Loan fund	6%	3%
Subscription lines	5%	2%

The Fed’s measures to control inflation, including through increases in short-term interest rates in prior fiscal years, have had a dampening effect on certain sectors of the economy. We expect that the continued elevated interest rates coupled with the uncertainty regarding the timing of future Fed interest rate cuts will negatively impact borrowers through the remainder of our fiscal 2024. We continue to closely monitor economic factors, including inflation and interest rates, that may impact our corporate loan portfolio. Additionally, in our fiscal 2023 and year-to-date fiscal 2024 we have sold, and may continue to sell, corporate loans as part of our credit risk mitigation strategies.

The aforementioned dampening effect on the economy and changes in business and consumer behavior have most notably impacted the commercial real estate sector, specifically office real estate loans. Risks related to such loans have increased due to pressure from higher interest rates, uncertainty related to tenant lease renewals, and elevated refinancing risks for loans with near-term maturities, among other issues. To mitigate risks related to our CRE portfolio, the expected cash flows from all significant new or renewed income-producing property commitments are stress tested to reflect risks related to varying interest rates, vacancy rates, and rental rates. Additionally, we continue to maintain conservative underwriting standards, including LTV limits that generally range between 65% to 80% at origination, depending upon property type and, in times of uncertainty, we may originate loans at even tighter thresholds. Currently, LTV at origination is generally at or below 70% for newly-originated CRE loans. These LTV ratios are subject to change over the life of the loan as property values change.

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

As of June 30, 2024, our highest industry concentrations within our CRE portfolio were multi-family, industrial warehouse, and office real estate which were 5%, 4%, and 3%, respectively, of total loans held for sale and investment. As a result of the aforementioned pressures on office real estate loans within our CRE portfolio, we are actively monitoring credit metrics across these loans. As of June 30, 2024, 11% of such loans were considered criticized loans and only 5% were nonperforming. As of June 30, 2024, our allowance for credit losses related to office real estate CRE loans represented 6% of the amortized cost of such loans.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

As of June 30, 2024, our CRE portfolio included CRE construction loans of less than 2% of total loans held for sale and investment. Construction CRE loans involve risks such as project budget overruns, performance variables related to the contractor and subcontractors, or the inability to sell the project or secure permanent financing once the project is completed. With respect to commercial construction of residential developments, there is also the risk that the builder has a geographic concentration of developments. Construction CRE loans are monitored on an ongoing basis to ensure projects are on time and within budget to evaluate credit risk. Consistent with all CRE loans, construction CRE loans are also monitored for geographic concentration, as well as the total relationship exposure. Furthermore, CRE construction loans designated as higher risk are reviewed at least quarterly by senior bank executives.

In addition to the aforementioned CRE loans, we also have certain owner-occupied commercial real estate loans of approximately $200 million as of June 30, 2024 that were appropriately classified as C&I loans as the primary source of repayment for these loans is based on the financial strength of the owner and the cash flows of the respective business rather than the ability of the collateral to generate cash flows.

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

Effective the last week of May 2024, certain of our broker-dealer securities transactions, including those in the United States and Canada, transitioned from a trade date plus two business days settlement timeframe to a trade date plus one business day (“T+1”) settlement timeframe. The transition to a T+1 settlement timeframe subjects us to increased operational risk with respect to reporting and timely settlement of transactions and heightens the need for careful coordination with and dependencies on other industry participants. The transition to T+1 did not have a material impact on our results of operations or financial condition.

Periods of severe market volatility can result in a significantly higher level of transactions on specific days, which may present operational challenges from time to time that may result in losses. These losses can result from, but are not limited to, trade errors, failed transaction settlements, late collateral calls to borrowers and counterparties, or interruptions to our system processing. We did not incur any significant losses related to such operational challenges during the nine months ended June 30, 2024.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

Changes in Internal Control over Financial Reporting

There were no changes during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered securities for the nine months ended June 30, 2024.

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described in the following paragraphs. The following table presents information on our purchases of our own stock, on a monthly basis, for the nine months ended June 30, 2024.

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) at each month-end of securities that may yet be purchased under the plans or programs
October 1, 2023 – October 31, 2023	2,602	$100.13	—	$750
November 1, 2023 – November 30, 2023	516,466	$99.63	439,678	$1,500
December 1, 2023 – December 31, 2023	970,735	$110.03	968,566	$1,393
First quarter	1,489,803	$106.40	1,408,244

January 1, 2024 – January 31, 2024	31,211	$110.95	—	$1,393
February 1, 2024 – February 29, 2024	344,673	$118.60	336,110	$1,354
March 1, 2024 – March 31, 2024	1,361,324	$122.78	1,358,927	$1,187
Second quarter	1,737,208	$121.74	1,695,037

April 1, 2024 – April 30, 2024	335,810	$128.84	335,519	$1,143
May 1, 2024 – May 31, 2024	296	$123.32	—	$1,143
June 1, 2024 – June 30, 2024	1,658,877	$120.59	1,658,508	$944
Third quarter	1,994,983	$121.98	1,994,027

Fiscal year-to-date total	5,221,994	$117.46	5,097,308

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2024.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	August 6, 2024	/s/ Paul C. Reilly
Paul C. Reilly
Chair and Chief Executive Officer

Date:	August 6, 2024	/s/ Paul M. Shoukry
Paul M. Shoukry
President and Chief Financial Officer