Form 10-K
period 2024-09-30
RAYMOND JAMES FINANCIAL INC
filed 2024-11-26
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold was $26,561,575,664.

The number of shares outstanding of the registrant’s common stock as of November 22, 2024 was 204,044,836.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

Among the keys to our historical and continued success, our emphasis on putting the client first is at the core of our corporate values. We also believe in maintaining a long-term focus in our decision making. We believe that this disciplined decision-making approach translates to a strong, stable financial services firm for clients, associates, and shareholders.

REPORTABLE SEGMENTS

We currently operate through the following five segments: Private Client Group (“PCG”); Capital Markets; Asset Management; Bank; and Other.

The following graph depicts the relative net revenue contribution of each of our business segments for the fiscal year ended September 30, 2024.

Net Revenues *

Capital Markets
11%
Asset Management
8%
Bank
12%
Private Client Group
69%

* The preceding chart does not include intersegment eliminations or the Other segment.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

Private Client Group

We provide financial planning, investment advisory, and securities transaction services to clients through financial advisors. Total client assets under administration (“AUA”) in our PCG segment as of September 30, 2024 were $1.51 trillion, of which $875.2 billion related to fee-based accounts (“fee-based AUA”). We had 8,787 employee and independent contractor financial advisors affiliated with us as of September 30, 2024.

Affiliation

We offer multiple affiliation options, which we refer to as AdvisorChoice®. Financial advisors primarily affiliate with us directly as either employees or independent contractors, or as employees of third-party Registered Investment Advisors (“RIAs”) and broker-dealers to which we provide services through our RIA and Custody Services (“RCS”) division.

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

RIA and Custody Services

Through our domestic RCS division, we offer third-party RIAs and broker-dealers a range of products and services including custodial services, trade execution, research and other support and services (including access to clients’ account information and the services of the Asset Management segment) for which we receive fees, which may be either transactional or based on AUA. Firms affiliated with us through RCS retain the fees they charge to their clients and are responsible for all of their direct costs. Financial advisors associated with firms in RCS are not included in our financial advisor counts, although their client assets are included in our AUA. AUA associated with firms in our RCS division totaled $180.7 billion as of September 30, 2024.

Products and services

We offer a broad range of third-party and proprietary investment products and services to meet our clients’ various investment and financial needs. Revenues from this segment are typically driven by AUA and are generally either asset-based or transactional in nature.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
PCG segment net revenues for the fiscal year ended September 30, 2024 are presented in the following graph.

Net Revenues — $9.46 billion

Mutual and
other fund products *
6%
Insurance and
annuity products *
5%
Equities, exchange-traded
funds (“ETFs”) and
fixed income products *
6%
Account and
service fees
23%
Net interest
4%
Investment banking
and all other
1%
Asset management and
related administrative fees
55%

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

Capital Markets segment net revenues for the fiscal year ended September 30, 2024 are presented in the following graph.

Net Revenues — $1.47 billion

Equity underwriting * 9%
Debt underwriting * 11%
Affordable housing investments business revenues 8%
Net interest and all other 2%
Fixed income brokerage revenues 25%
Equity brokerage revenues 10%
Merger & acquisition and advisory * 35%

* Included in “Investment banking” on our Consolidated Statements of Income and Comprehensive Income.

We provide the following products and services through this segment.

Investment banking

•Merger & acquisition and advisory - We provide a comprehensive range of strategic and financial advisory services, including with respect to mergers and acquisitions, divestitures and restructurings, across a number of industries throughout the U.S., Canada, and Europe.

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
Brokerage

•Fixed income - We earn revenues from institutional clients who purchase and sell both taxable and tax-exempt fixed income products, municipal, corporate, government agency and mortgage-backed bonds, and whole loans, as well as from our market-making activities in fixed income debt instruments. We carry inventories of debt instruments to facilitate such transactions.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

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

Management fees in this segment are generally calculated as a percentage of the value of our fee-billable financial assets under management (“AUM”) in both AMS, which includes the portion of fee-based AUA in PCG that is invested in programs overseen by AMS, and Raymond James Investment Management, where investment decisions are made by in-house or third-party portfolio managers or investment committees. The fee rates applied are dependent upon various factors, including the distinct services provided and the level of assets within each client relationship. The fee rates applied in Raymond James Investment Management may also vary based on the account objective (i.e., equity, fixed income, or balanced). Our AUM are impacted by market fluctuations and net inflows or outflows of assets, including transfers between fee-based accounts and transaction-based accounts within our PCG segment. Fees are generally collected quarterly and are based on balances as of the beginning of the quarter (particularly in AMS) or the end of the quarter or based on average daily balances throughout the quarter.

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

Our AUM and our Raymond James Investment Management AUM by objective as of September 30, 2024 are presented in the following graphs.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
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

As of September 30, 2024, SBL and residential mortgage loans held for investment represented approximately 41% of the Bank segment’s total assets. SBL are primarily collateralized by the borrower’s marketable securities at advance rates consistent with industry standards and, to a lesser extent, the cash surrender value of life insurance policies issued by investment-grade insurance companies. Residential mortgage loans are originated or purchased and held for investment or sold in the secondary market. Corporate and tax exempt loans held for investment represented 33% of the Bank segment’s total assets as of September 30, 2024, and 67% of such loans were U.S. or Canadian syndicated loans. The Bank segment’s investment portfolio is primarily comprised of agency mortgage-backed securities (“MBS”), agency collateralized mortgage obligations (“CMOs”), and U.S. Treasury securities (“U.S. Treasuries”) and is classified as available-for-sale. Raymond James Bank’s liabilities primarily consist of cash deposits, including cash swept from the investment accounts of PCG clients through the RJBDP and deposits in our Enhanced Savings Program (“ESP”), in which PCG clients may deposit cash in a FDIC-insured high-yield Raymond James Bank account. Deposits at TriState Capital Bank are primarily retail and corporate money market deposits, including RJBDP sweep deposits, and interest-bearing demand deposits. Raymond James Bank’s and TriState Capital Bank’s liabilities also include borrowings from the Federal Home Loan Bank (“FHLB”).

The following graph details the composition of our Bank segment’s total assets as of September 30, 2024.

Bank Segment Total Assets — $62.37 billion

C&I loans
16%
CRE loans
12%
REIT loans
3%
SBL
26%
Residential
mortgage loans
15%
Tax-exempt loans 2%
Cash and other assets
13%
Available-for-sale securities
13%

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

As of September 30, 2024, we had approximately 19,000 associates (including 3,826 employee financial advisors) and 4,961 independent advisors. This reflects an increase of approximately 1,000 associates compared to the prior year, primarily due to continued growth across the firm. Our associates are spread across four countries in North America and Europe. However, the vast majority of our associates are located in the U.S. Of our global associates, 44% self-identify as women, and among our U.S.-based associates, 21% self-identify as people of color.

Culture

We strive to attract individuals who are people-focused and share our values. Our values are memorialized in a document we refer to as our culture “blueprint” that is communicated to all associates. Our culture is people-focused and rooted in the values established at the firm’s foundation. Our pledge to clients, to our advisors, and to all of our associates is that:

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

Recruitment, talent development, and retention

We seek to build a workforce that provides outstanding client service and helps clients achieve their financial goals. We are also committed to maintaining a workforce that is reflective of our client base and the communities in which we work, as well as a work environment that is a natural extension of our culture. We have a comprehensive approach to identifying and selecting new associates and enhancing the skills of our existing associates. We also offer internships to selected college students, professionals returning to the workforce, and veterans, which may lead to permanent roles, and we offer pipeline programs which accelerate the progression from entry level positions for recent graduates across many areas of the firm. Our inclusive recruiting approach is designed to attract a wide range of candidates for every role. To that end, we have built strong relationships with a variety of industry associations that represent professionals from diverse backgrounds and experiences, as well as with similar groups at the colleges and universities where we recruit.

We are also committed to supporting associates in reaching their professional goals. Through our annual performance review process, associates have the opportunity to define performance goals which are reviewed during mid-year and end-of-year touch points. We also offer associates the opportunity to participate in a variety of professional development programs. Our extensive program catalog includes courses designed to expand our associates’ industry, product, technical, professional, business development, and regulatory knowledge. The firm also provides leadership development programs that prepare our leaders for challenges they will face in new roles or with expanded responsibilities. Mentorship opportunities are made available to associates who seek additional guidance through the firm’s mentorship initiatives. In addition, we have various inclusion networks which are open to all associates and advisors across the firm and are designed to promote and advance inclusion, understanding, and belonging for our associates. To provide associates equal opportunity to compete for new positions, we require that all roles, with the exception of certain revenue-generating positions and certain senior-level roles, be posted on our internal online career platform. We conduct ongoing and robust succession planning for roles that are within two levels of our Executive Committee, and we strive to ensure we have a robust pool of candidates for such roles. We discuss the results with executive leadership and the Board of Directors several times per year.

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

We also monitor and evaluate various turnover and attrition metrics. Retaining associates, including financial advisors, and their clients, is a key component of our “Service 1st” philosophy and critical to the success of our business. Our overarching commitment to the attraction, development, and retention of our associates results in a relatively low voluntary turnover rate. For the year ended September 30, 2024, our domestic financial advisor retention remained very strong.

Compensation and benefits

We have designed a compensation structure, including an array of benefit plans and programs, that is intended to be attractive to current and prospective associates, while also reinforcing our core values and mitigating excessive risk taking. Our competitive pay packages include base salary, incentive bonus, and equity compensation programs. Additionally, the firm makes annual contributions to support the retirement goals of each associate through our employee stock ownership plan and our profit-sharing plan, in addition to a matching contribution program for the 401(k) retirement savings plan. We also offer associates the opportunity to participate in an employee stock purchase plan that enables them to acquire our common stock at a discount, further increasing their ability to participate in the growth and success of the firm. As an additional retention tool, we may grant equity awards in connection with initial employment or under various retention programs for individuals who are responsible for contributing to our management, growth, and/or profitability. For certain associates who meet compensation, production, or other criteria, we also offer various non-qualified deferred compensation plans that provide a return to the participant, as well as a retention tool to the firm.

We strive to design programs that promote equitable rewards for all associates. Our enhanced compensation practices aim to achieve pay equity at all organizational levels for female and ethnically diverse associates. Each year, we conduct pay equity studies in the U.S., U.K., and Canada. If we identify any gaps, we take remediation steps as part of our compensation strategy.

The physical, emotional, and financial well-being of our associates is a high priority of the firm. To that end, we offer programs including healthcare insurance, health and flexible savings accounts, paid time off, family leave, flexible work arrangements, tuition assistance, counseling services, as well as on-site services at our corporate offices in St. Petersburg, Florida and Memphis, Tennessee, which include health clinics and a fitness center.

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

Our information technology department develops and supports the integrated solutions that provide a customized platform for our businesses. These include a platform for financial advisors designed to allow them to spend more time with their clients and enhance and grow their businesses; systems that support institutional and retail sales and trading activity from initiation to settlement and custody; and thorough security protocols to protect firm and client information. In the area of information security, we have developed and implemented a framework of principles, policies and technology to protect our own information and that of our clients.  We apply numerous safeguards to maintain the confidentiality, integrity and availability of both client and firm information.

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

COMPETITION

The financial services industry is intensely competitive. We compete with many other financial services firms, including a number of larger securities firms, most of which are affiliated with major financial services companies, insurance companies, banking institutions and other organizations. We also compete with companies that offer web-based financial services and discount brokerage services to individual clients, usually with lower levels of service and, more recently, financial technology companies (“fintechs”). We compete principally on the basis of the quality of our associates, services, technology platform, product selection, performance records, location and reputation in local markets.

Our ability to compete effectively is substantially dependent on our continuing ability to develop or attract, retain and motivate qualified financial advisors, investment bankers, trading professionals, portfolio managers and other revenue-producing or specialized personnel. Furthermore, the labor market continues to experience elevated levels of turnover and competition, including increased competition for talent across all areas of our business, as well as increased competition with non-traditional competitors, such as technology companies. Employers are increasingly offering guaranteed contracts, upfront payments, increased compensation, and opportunities to work with greater flexibility.

REGULATION

We have experienced an increase in the pace and breadth of rulemaking affecting financial and public company regulation and supervision, as well as a high degree of scrutiny from various regulators in recent years. Regulatory, supervisory, and investigatory activity has increased, and may continue to increase. Penalties and fines imposed by regulatory and other governmental authorities have also been substantial and growing in recent years. Following the most recent U.S. federal elections, there is an increased likelihood of changes to the regulatory environment and uncertainties about the timing and breadth of changes to various provisions of the Tax Cut and Jobs Act (“TCJA”) which will expire in 2025 if not extended. These changes could have a significant impact on our business, financial condition, results of operations and cash flows in the future; however, we cannot predict the exact changes or quantify their potential impacts. See “Item 1A - Risk Factors” of this Form 10-K for additional discussion of the risks related to our regulatory environment.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
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

Basel III and U.S. capital rules

RJF, Raymond James Bank, and TriState Capital Bank are subject to the Fed’s capital rules. These rules establish an integrated regulatory capital framework and implement, in the U.S., the Basel III capital framework developed by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended (“Dodd-Frank Act”), and other capital provisions and, for insured depository institutions, set the prompt corrective action framework discussed below (the “U.S. Basel III Rules”). The U.S. Basel III Rules: (i) establish minimum requirements for both the quantity and quality of regulatory capital; (ii) set forth a capital conservation buffer; and (iii) define the calculation of risk-weighted assets. These capital requirements could restrict our ability to grow, including during favorable market conditions, and to return capital to shareholders, or require us to raise additional capital. As a result, our business, results of operations, financial condition and future prospects could be adversely affected. See “Item 1A - Risk Factors,” “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources,” and Note 24 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
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

Deposit insurance

Raymond James Bank and TriState Capital Bank are subject to the Federal Deposit Insurance Act because they provide deposits covered by FDIC insurance, generally up to $250,000 per account ownership type. For banks with greater than $10 billion in assets, which includes Raymond James Bank and TriState Capital Bank, the FDIC’s current assessment rate calculation relies on a scorecard method based on a number of factors, including the bank’s regulatory ratings, asset quality, and amount of brokered deposits. This scorecard method is designed to measure a bank’s financial performance and ability to withstand stress, in addition to measuring the FDIC’s exposure should Raymond James Bank or TriState Capital Bank fail. From time to time, in response to specific events, the FDIC may also enact a special assessment to recover any losses to the FDIC’s deposit insurance fund as a result of protecting uninsured depositors.

Prompt corrective action

The U.S. Federal Deposit Insurance Corporation Improvement Act of 1991, as amended (“FDICIA”), requires the U.S. federal bank regulatory agencies to take “prompt corrective action” with respect to depository institutions that do not meet specified capital requirements. FDICIA establishes five capital categories for FDIC-insured banks, such as Raymond James Bank and TriState Capital Bank: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

An institution may be downgraded to, or deemed to be in, a capital category that is lower than the category indicated by its capital ratios if the institution is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions as the capital category of an institution declines. Failure to meet the capital requirements could also require a depository institution to raise capital. Ultimately, critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

Although the prompt corrective action regulations do not apply to BHCs, such as RJF, the Fed is authorized to take appropriate action at the BHC level, based upon the undercapitalized status of the BHC’s depository institution subsidiaries. In certain instances related to an undercapitalized depository institution subsidiary, the BHC would be required to guarantee the

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
performance of the undercapitalized subsidiary’s capital restoration plan and might be liable for civil money damages for failure to fulfill its commitments on that guarantee. Furthermore, in the event of the bankruptcy of the BHC, this guarantee would take priority over the BHC’s general unsecured creditors. As of September 30, 2024, Raymond James Bank and TriState Capital Bank were categorized as well-capitalized.

The Volcker Rule

RJF is subject to the Volcker Rule, which generally prohibits BHCs and their subsidiaries and affiliates from engaging in proprietary trading, but permits underwriting, market-making, and risk-mitigating hedging activities. The Volcker Rule also prohibits BHCs and their subsidiaries and affiliates from acquiring or retaining ownership interests in, sponsoring, or having certain relationships with “covered funds” (as defined in the rule), including hedge funds and private equity funds, subject to certain exceptions.

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

On October 24, 2023, federal banking regulators issued a joint final rule that makes extensive amendments to the regulations that implement the CRA. These amendments include the delineation of assessment areas, the overall evaluation framework and performance standards and metrics, and the definition of community development activities and data collection and reporting, and requires significant new lending by banks to low- and moderate-income communities. A federal district court has enjoined the federal banking regulators from enforcing the final rule and extended the implementation date of the final rule while the injunction remains in place. We are monitoring the legal activity while continuing to evaluate the impact this rule could have on our business. If the rule becomes effective as promulgated, compliance with the final rule may lead to increased compliance costs.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
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

The SEC, SROs and other securities regulators may conduct administrative proceedings that can result in censure, fines, suspension or expulsion of a broker-dealer, its officers, employees or other associated persons. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and may adversely impact the reputation of a broker-dealer.

Our U.S. broker-dealer subsidiaries are subject to the Securities Investor Protection Act, as amended (“SIPA”), and are required by federal law to be members of the Securities Investors Protection Corporation (“SIPC”). The SIPC was established under SIPA, and oversees the liquidation of broker-dealers during liquidation or financial distress. The SIPC fund provides protection for cash and securities held in client accounts up to $500,000 per client, with a limitation of $250,000 on claims for cash balances.

U.S. broker-dealer capital

Our U.S. broker-dealer subsidiaries are subject to certain of the SEC’s financial stability rules, including the: (i) net capital rule; (ii) customer protection rule; (iii) record-keeping rules; and (iv) notification rules. Broker-dealers are required to maintain the minimum net capital deemed necessary to meet their continuing commitments to customers and others, and are required to keep their assets in relatively liquid form. These rules also limit the ability of broker-dealers to transfer capital to parent companies and other affiliates. See Note 24 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information pertaining to our broker-dealer regulatory minimum net capital requirements.

Standard of care

Pursuant to the Dodd-Frank Act, the SEC adopted a package of rule-makings and interpretations related to the provision of advice by broker-dealers and investment advisers, including Regulation Best Interest and Form CRS. Among other things, Regulation Best Interest requires a broker-dealer to act in the best interest of a retail client when making a recommendation to that client of any securities transaction or investment strategy involving securities. Form CRS requires that broker-dealers and investment advisers provide retail investors with a brief summary document containing simple, easy-to-understand information about the nature of the relationship between the parties. Our implementation of these regulations resulted in the review and modification of certain of our policies and procedures and associated supervisory and compliance controls, as well as the implementation of additional client disclosures, which included us providing related education and training to financial advisors. Various states have also proposed, or adopted, laws and regulations seeking to impose new standards of conduct on broker-dealers that may differ from the SEC's regulations, which may lead to additional implementation costs.

Similarly, non-U.S. jurisdictions have also adopted regulations relating to standards of care. For example, on July 31, 2023, the FCA’s Consumer Duty took effect in the U.K. Among other things, the U.K. Consumer Duty requires firms to act to deliver “good outcomes” for retail customers with respect to products and services, price and value, consumer understanding, and consumer support.

In April 2024, the Department of Labor (“DOL”) issued a final rule significantly expanding the definition of “investment advice fiduciary” under the Employee Retirement Income Security Act of 1974, as amended. In related rulemakings, the DOL also finalized amendments to several class prohibited transaction exemptions (“PTE”), which exempt certain compensation arrangements that would otherwise be prohibited. In July 2024, two federal district courts separately issued nationwide stays of the effective date of the final rule and PTE amendments pending consideration of the merits. We are monitoring the legal

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
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

Certain of our subsidiaries are registered in, and operate from, the U.K., which has a highly developed and comprehensive regulatory regime. These subsidiaries are authorized and regulated by the FCA and have limited permissions to carry out business in certain European Union (“E.U.”) countries, to the extent permitted under domestic law and regulation in those countries. The FCA operates on a statutory basis and creates rules which are largely principles-based. These regulated U.K. subsidiaries and their senior managers are registered with the FCA, and wealth managers and certain other staff are subject to certification requirements. Certain of these subsidiaries operate in the retail sector, providing investment and financial planning services to predominantly high-net-worth individuals, while others provide brokerage and investment banking services to institutional clients. Retail clients of our U.K. subsidiaries benefit from the Financial Ombudsman Service, which settles complaints between consumers and businesses that provide financial services, as well as the Financial Services Compensation Scheme, which is the U.K.’s statutory deposit insurance and investors compensation scheme for customers of authorized financial services firms.

In Germany, our subsidiary Raymond James Corporate Finance GmbH is licensed by the German Federal Financial Supervisory Authority (Bundesanstalt für Finanzdienstleistungsaufsicht, or "BaFin") to conduct the regulated activities of investment advice and investment brokerage. Among other requirements, BaFin requires Raymond James Corporate Finance GmbH, as a regulated entity, to comply with certain capital, liquidity, governance, and business conduct requirements, and has a range of supervisory and disciplinary powers which it is able to use in its oversight.

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

Anti-money laundering, economic sanctions, and anti-bribery and corruption regulation

The U.S. Bank Secrecy Act (“BSA”), as amended by the USA PATRIOT Act of 2001 (“PATRIOT Act”), the Customer Due Diligence Rule, and the Anti-Money Laundering Act of 2020 (“AMLA”), contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to all financial institutions, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Through these and other provisions, the BSA, the PATRIOT Act, and AMLA seek to promote the identification of parties that may be involved in terrorism, money laundering or other suspicious activities. Anti-money laundering laws outside the U.S. contain similar provisions.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
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

The California Privacy Rights Act (“CPRA”) amended the California Consumer Privacy Act of 2020 and became enforceable in 2023. CPRA regulations updated existing privacy protections for the personal information of California residents, including by requiring companies to provide certain additional disclosures to California consumers, and provide for a number of specific additional data subject rights for California residents.

Similarly, the E.U. and U.K. General Data Protection Regulation (“GDPR”) imposes requirements for companies that collect or store personal data of E.U. residents, as well as residents of the U.K. GDPR’s legal requirements extend to all foreign companies that solicit and process personal data of E.U. and U.K. residents, imposing a strict data protection compliance regime that includes consumer rights actions that must be responded to by organizations. Canadian data privacy laws contain many provisions similar to U.S. financial privacy laws and are currently undergoing legislative reform at a federal and provincial level. In September 2021, Quebec enacted Bill C-64, a comprehensive privacy law with extraterritorial application modeled after GDPR which imposes fines for non-compliance and became fully effective in September 2024.

In May 2024, the SEC adopted amendments to Regulation S-P, which includes a requirement for broker-dealers, investment companies, RIAs, and transfer agents to adopt written policies and procedures for an incident response program with respect to unauthorized access to or use of customer information. The final amendments require these entities to notify individuals whose sensitive customer information was accessed or used without authorization no later than 30 days after becoming aware that the information has been compromised. These amendments become effective on December 21, 2025 and are not expected to have a significant impact on our business.

Certain U.S. states have recently enacted privacy and data protection regulation related to the development and deployment of artificial intelligence (“AI”). These laws intersect with existing privacy laws and present challenges for firms using AI-related technologies, particularly in cases where personal information is processed requiring notice disclosure and, in certain cases, consent for use of AI. The E.U. Artificial Intelligence Act, which has tiered compliance dates, poses further challenges for organizations in managing transparency, fairness, and accountability for AI use.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Executive officers of the registrant (which includes officers of certain significant subsidiaries) are as follows:

Christopher S. Aisenbrey (55) — Chief Human Resources Officer since October 2019; Senior Vice President, Organization and Talent Development - Raymond James & Associates, Inc., January 2019 - October 2019

James E. Bunn (51) — President - Capital Markets since October 2024; President - Global Equities and Investment Banking - Raymond James & Associates, Inc., December 2018 - September 2024; Head of Investment Banking - Raymond James & Associates, Inc., January 2014 - September 2024

Horace L. Carter (53) — President - Fixed Income - Raymond James & Associates, Inc. since January 2022; President - SumRidge Partners, LLC since July 2022; Executive Vice President, Head of Fixed Income Capital Markets - Raymond James & Associates, Inc., October 2019 - December 2021

James R. E. Coulter (55) — Chief Executive Officer - Raymond James Ltd. since January 2022; Executive Vice President, Head of Wealth Management - Private Client Group - Raymond James Ltd., December 2019 - December 2021; Senior Vice President, Branch Manager - Private Client Group - Raymond James Ltd., October 2014 - December 2019

Scott A. Curtis (61) — Chief Operating Officer since October 2024; President - Private Client Group, June 2018 - September 2024; President - Raymond James Financial Services, Inc., January 2012 - September 2024

Tashtego S. Elwyn (53) — President - Private Client Group since October 2024; Chief Executive Officer and President - Raymond James & Associates, Inc. since June 2018

David Krauss (48) — Chief Risk Officer since September 2024; Managing Director, Global Head of Market Risk and Investment Banking Chief Risk Officer - Credit Suisse, July 2023 - September 2024; Managing Director, Global Head of Market Risk and U.S. Chief Risk Officer - Credit Suisse, July 2020 - July 2023; Managing Director, Head of Market & Enterprise Risk - Investment Banking & U.S. / Head of Risk Raleigh - Credit Suisse, June 2018 - July 2020

Bella Loykhter Allaire (70) — Chief Administrative Officer since October 2024; Executive Vice President - Technology and Operations - Raymond James & Associates, Inc., June 2011 - September 2024

Jonathan W. Oorlog, Jr. (61) — Chief Financial Officer since October 2024; Chief Accounting Officer, January 2023 - September 2024; Senior Vice President - Controller, October 2020 - January 2023; Senior Vice President - Financial Reporting, January 2020 - September 2020; Vice President - Financial Reporting, November 2014 – December 2019

Steven M. Raney (58) — President - Bank Segment since October 2024; Executive Chair - Raymond James Bank since October 2024; Director - TriState Capital Bank since June 2022; Chair - Raymond James Bank, November 2020 - September 2024; President and CEO - Raymond James Bank, January 2006 - September 2024

Shannon B. Reid (53) — President - Independent Contractor Division since January 2024; Chief Executive Officer and President - Raymond James Financial Services, Inc. since October 2024; Chief Executive Officer and President - Raymond James Financial Services Advisors, Inc. since October 2024; Senior Vice President, Northeast Division Director, Independent Contractor Division – Raymond James Financial Services, Inc., December 2018 - December 2023

Paul C. Reilly (70) — Chair since February 2017 and Chief Executive Officer since May 2010; Director since January 2006

Jonathan N. Santelli (53) — Executive Vice President, General Counsel and Secretary since May 2016

Paul M. Shoukry (41) — President since March 2024; Director since May 2024; Chief Financial Officer, January 2020 - September 2024; Head of the Bank segment, including Raymond James Bank and TriState Capital Bank, August 2023 - September 2024; Director - TriState Capital Bank, June 2022 - July 2024; Treasurer, February 2018 - December 2022; Senior Vice President - Finance and Investor Relations, January 2017 - December 2019

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in the following sections, which could adversely affect our business, financial condition, results of operations, liquidity and the trading price of our common and preferred stock. The list of risk factors provided in the following sections is not exhaustive; there may be other factors that adversely impact our results of operations, harm our reputation or inhibit our ability to generate new business prospects. The following sections should be read in conjunction with “Item 1C - Cybersecurity,” “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes in “Item 8 - Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In particular, see “Item 1C - Cybersecurity” for additional information on how we assess, identify, and manage cybersecurity risks, “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” for additional information on liquidity and how we manage our liquidity risk and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management” for additional information on our exposure and how we monitor and manage our market, credit, liquidity, operational, model, and compliance, and certain other risks.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Damage to our reputation could damage our businesses.

Maintaining our reputation is critical to attracting and maintaining clients, investors, and associates. If we fail to address, or appear to fail to address, issues that may give rise to reputational risk, we could significantly harm our business prospects. These issues may include, but are not limited to, any of the risks discussed in this Item 1A, including appropriately dealing with potential conflicts of interest, legal and regulatory requirements, fraud perpetrated against our clients, ethical issues, money laundering, cybersecurity and privacy, record-keeping, sales and trading practices, and associate misconduct. In addition, the failure to either sell securities we have underwritten at anticipated price levels or to properly identify and communicate the risks inherent in the products and services we offer could also give rise to reputational risk. A failure or perceived failure to maintain appropriate service and quality standards or to treat clients fairly can result in client dissatisfaction, litigation, and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs, and reputational harm. Negative publicity about us, including information posted on social media or other internet forums or published by news organizations, whether or not true, may also harm our reputation. The speed and pervasiveness with which information can be disseminated through these channels, in particular social media, may magnify risk relating to negative publicity. Further, failures at other large financial institutions or other market participants, regardless of whether they relate to our activities, could lead to a general loss

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
of client confidence in financial institutions that could negatively affect us, including harming the market perception of the financial system in general.

Any cyber-attack or other security breach of our technology systems, or those of our clients or other third-party vendors we rely on, could subject us to significant liability and harm our reputation.

Our operations rely heavily on the secure processing, storage, and transmission of sensitive and confidential financial, personal, and other information in our computer systems and networks. There have been numerous highly publicized cases involving financial services companies reporting the unauthorized disclosure of client or other confidential information in recent years, as well as cyber-attacks involving the theft, dissemination, and destruction of corporate information or other assets, in some cases as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties. There have also been numerous highly publicized cases where hackers have requested “ransom” payments in exchange for not disclosing customer information or for restoring access to information or systems. Like other financial services firms, we experience malicious cyber activity directed at our computer systems, software, networks, and users on a daily basis. This malicious activity includes attempts at unauthorized access, implantation of computer viruses or malware, and denial-of-service attacks. We also experience large volumes of phishing and other forms of social engineering attempted for the purpose of perpetrating fraud against the firm, our associates, or our clients. Additionally, we may face increased cybersecurity risk for a period of time after acquisitions as we transition the acquired entity’s historical systems and networks to our standards. We also face increased cybersecurity risk related to mobile and cloud solutions or those related to new and emerging technologies such as AI. We seek to continuously monitor for and nimbly react to any and all such malicious cyber activity, and we develop our systems to protect our technology infrastructure and data from misuse, misappropriation, or corruption.

Cyber-attacks can originate from a variety of sources, including threat actors affiliated with foreign governments, organized crime, or terrorist organizations. Threat actors may also attempt to place individuals within our firm, or induce employees, clients, or other users of our systems, to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent. Although cybersecurity incidents among financial services firms are on the rise, we have not experienced any material losses relating to cyber-attacks or other information security breaches. However, the techniques used in these attacks are increasingly sophisticated, change frequently, and are often not recognized until launched. Although we seek to maintain a robust suite of authentication and layered information security controls, including our cyber threat analytics, data encryption, anti-malware defenses, and vulnerability management programs, any one or combination of these controls could fail to detect, mitigate, or remediate these risks in a timely manner. Despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software, and networks may be vulnerable to human error, equipment failure, natural disasters, power loss, unauthorized access, supply chain attacks, distributed denial-of-service attacks, computer viruses and other malicious code, and other events that could result in significant liability and damage to our reputation, and have an ongoing impact on the security and stability of our operations. In addition, although we maintain insurance coverage that may, subject to terms and conditions, cover certain aspects of cyber and information security risks, such insurance coverage may be insufficient to cover all losses, such as litigation costs or financial losses that exceed our policy limits or are not covered under any of our current insurance policies.

We also rely on numerous third-party service providers to conduct other aspects of our business operations, and we face similar risks relating to them. While we regularly conduct security assessments on these third-party vendors, we cannot be certain that their information security protocols are sufficient to withstand a cyber-attack or other security breach. We also cannot be certain that we will receive timely notification of such cyber-attacks or other security breaches. In addition, in order to access our products and services, our clients, independent contractor financial advisors, and financial advisors associated with firms affiliated with us through our RCS division may use computers and other devices that are beyond our security control systems.

Notwithstanding the precautions we take, if a cyber-attack or other information security breach were to occur, this could jeopardize the information we confidentially maintain, or otherwise cause interruptions in our operations or those of our clients and counterparties, exposing us to liability. As attempted attacks continue to evolve in scope and sophistication, we may be required to expend substantial additional resources to modify or enhance our protective measures, to investigate and remediate vulnerabilities or other exposures or to communicate about cyber-attacks to our clients and/or regulators. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators. Further, successful cyber-attacks at other large financial institutions or other market participants, whether or not we are affected, could lead to a general loss of confidence in financial institutions that could negatively affect us, including harming the market perception of the effectiveness of our security measures or the financial system in general, which could result in reduced use of our financial products and services.

Further, in light of the high volume of transactions we process, the large number of our clients, partners, and counterparties, and the increasing sophistication of malicious actors, a cyber-attack could occur. Moreover, any such cyber-attack may persist for

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
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

We may also be subject to liability under various data protection laws. In providing services to clients, we manage, utilize, and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal, state, and international laws governing the protection of personally identifiable information. These laws and regulations are increasing in complexity and number. If any person, including any of our associates, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates such data, we could be subject to significant monetary damages, regulatory enforcement actions, fines, and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through system failure, employee negligence, fraud, or misappropriation, could damage our reputation and cause us to lose clients and related revenue. Potential liability in the event of a security breach of client data could be significant. Depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit or an exclusion of consequential or indirect damages. Further, lapses in cybersecurity controls, as perceived by our regulators, could lead to fines and penalties compounding monetary losses.

Lack of funding, liquidity, or access to capital could impair our business and financial condition.

An inability to maintain adequate funding and liquidity to operate our business could have a significant negative effect on our financial condition. We have a contingency funding plan which would guide our actions if one or more of our businesses were to experience disruptions from normal funding and liquidity sources. If the available funding from one or more of our contingent funding sources is not sufficient to sustain normal operating levels, we may be required to scale back or curtail our operations, such as by limiting lending, selling assets at unfavorable prices, cutting or eliminating dividend payments, or limiting our recruiting of financial advisors. Our liquidity could be negatively affected by: any inability of our subsidiaries to generate cash to distribute to the parent company, liquidity or capital requirements that may prevent our subsidiaries from distributing cash, limitations on our subsidiaries’ access to credit markets for secured and unsecured borrowings, diminished access to the capital markets for RJF, and other commitments or restrictions on capital as a result of adverse legal settlements, judgments, regulatory sanctions, or an adverse change in our credit rating by one or more of the national rating agencies. Furthermore, as a BHC, we may become subject to prohibitions or limitations on our ability to pay dividends to our shareholders and/or repurchase our stock. Certain of our regulators have the authority, and under certain circumstances, the duty, to prohibit or to limit dividend payments by regulated subsidiaries to their parent company.

The availability of financing, including access to the credit and capital markets, depends on various factors, such as conditions in the debt and equity markets, the general availability of credit, the volume of securities trading activity, the overall availability of credit to the financial services sector, and our credit ratings. Our cost of capital and the availability of funding may be adversely affected by illiquid credit markets, wider credit spreads, or our inability to pay a prevailing rate of interest that is competitive with other market offerings. Additionally, lenders may from time to time curtail, or even cease to provide, funding to borrowers as a result of future concerns over the strength of specific counterparties, as well as the stability of markets generally.

Significant volatility in our clients’ cash sweep and bank deposit balances and higher costs in sourcing such balances could negatively affect our net revenues, our Bank segment’s growth, and our regulatory capital ratios.

The RJBDP provides our Bank segment with relatively low-cost, stable deposits, and we rely heavily on the RJBDP to fund our Bank segment asset growth. Any significant reduction in PCG clients’ cash balances swept to the RJBDP, a change in the allocation of that cash between our Bank segment and third-party banks within the RJBDP, a movement of cash away from the firm, or an inability to implement new or modified deposit offerings, could significantly impair our ability to continue growing interest-earning assets and/or require our Bank segment to increase reliance on higher-cost deposit sources, such as the ESP and certain higher-yield RJBDP offerings to clients, or other sources of liquidity to grow interest-earning assets. Additionally, periods of higher interest rates have made and may continue to make investments in securities, such as fixed-income securities and money market funds, more attractive for investors, thereby incentivizing them to reduce their cash balances with us.

We also earn fees from third-party banks on deposits they receive through the RJBDP. If PCG clients’ cash balances decrease further or third-party bank demand or capacity for RJBDP deposits decline from current levels, our RJBDP fees from third-party banks could decline. In addition, an inability to deploy client cash to third-party banks through RJBDP would require us

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
to retain more cash in our Bank segment or in our Client Interest Program (“CIP”), both of which may cause a significant increase in our assets, thereby negatively affecting certain of our regulatory capital ratios. Any increase to the rates we pay clients can reduce our earnings. Such increases may result from competitive industry dynamics as well as changes to rules or interpretations governing the fees we earn on cash sweep balances.

The ESP provides a high-yield deposit offering to our PCG clients and operates through a reciprocal deposit program, which allows us to place deposits at third-party insured depository institutions in return for deposits received by our bank subsidiaries. This program allows us to offer higher levels of FDIC insurance to our clients. If third-party bank capacity for reciprocal deposits declines, or we are otherwise restricted from participating in this program, we may have to reduce FDIC insurance coverage on such deposits, which may cause clients to withdraw deposits that exceed FDIC insurance limits from our bank subsidiaries. In such event, we may have to pay higher interest rates to replace them with other sources of funding, which could adversely affect our liquidity and results of operations. In addition, reciprocal deposit balances in excess of $5 billion meet the FDIC definition of “brokered deposits.” Such brokered deposits are subject to additional scrutiny from regulators, incur higher FDIC insurance costs, and may also be viewed negatively by our rating agencies, shareholders, and other depositors.

We are exposed to litigation and regulatory investigations and proceedings, which could materially and adversely impact our business operations and prospects.

The financial services industry faces significant litigation and regulatory risks. Additionally, our litigation and regulatory risks continue to increase as our business grows both domestically and internationally. Many aspects of our business involve substantial risk of liability. We have been named as a defendant or co-defendant in lawsuits and arbitrations primarily involving claims for damages. The risks associated with potential litigation often may be difficult to assess or quantify and the existence and magnitude of potential claims often remain unknown for substantial periods of time. Unauthorized or illegal acts of our associates could also result in substantial liability. In addition, our business activities include providing custody, clearing, and back office support for certain non-affiliated, independent RIAs and broker-dealers. Even though these independent firms are exclusively responsible for their operations, supervision, compliance, and the suitability of their client’s investment decisions, we have been, and may in the future be, named as defendants in litigation involving their clients. We are also the subject of inquiries, investigations, and proceedings by regulatory and other governmental agencies.

In challenging market conditions, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have historically increased. Litigation risks include potential liability under securities laws or other laws for: alleged materially false or misleading statements made in connection with securities offerings and other transactions; issues related to our investment recommendations, including the suitability of such recommendations or potential concentration of investments; the inability to sell or redeem securities in a timely manner during adverse market conditions; contractual issues; employment claims; and potential liability for other advice we provide to participants in strategic transactions. Substantial legal liability could have a material adverse financial impact or cause us significant reputational harm, which in turn could seriously harm our business and future business prospects. In addition to financial costs and risks associated with potential liability, the costs of defending litigation, claims, and/or regulatory matters continue to increase over time. The amount of attorneys’ fees incurred in connection with the defense of litigation, claims and/or regulatory matters could be substantial and might materially and adversely affect our results of operations. See “Item 3 - Legal Proceedings” and Note 19 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information about legal and regulatory matters.

Our business is sensitive to domestic and international macroeconomic conditions caused by political and geopolitical developments, fiscal, monetary, and tax policies, regulations, and other domestic or international events.

We are engaged in various financial services businesses. As such, we are affected by domestic and international macroeconomic and political conditions, as well as economic output levels, interest and inflation rates, employment levels, prices of commodities, consumer confidence levels, changes in consumer spending, international trade policy, and fiscal and monetary policy. For example, Fed policies determine, in large part, interest rates and the cost of funds which directly affect the returns and fair value on our lending and investing activities. The market impact from such policies can also materially decrease the value of certain of our financial assets, most notably debt securities, as well as our cash flows. In addition, our results of operations may be impacted by changes resulting from different political philosophies governing individual and corporate taxation, as well as regulation, which may result from the outcome of the recent federal elections in the U.S. For example, changes to tax laws and regulations, including various provisions of the Tax Cut and Jobs Act (“TCJA”) which will expire in 2025 if not extended, may negatively impact our effective income tax rate, financial results, or the amount of any tax assets or liabilities. Changes in tax law and regulation, or any market uncertainty caused by a change in the political environment, may also affect our clients and, directly or indirectly, our business. Macroeconomic conditions may also be negatively affected by domestic or international events, including natural disasters, political unrest, the indirect impact of wars

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
and conflicts, such as the wars in Ukraine and Israel, or public health epidemics and pandemics, as well as by a number of factors in the global financial markets that may be detrimental to our operating results.

If we were to experience a period of sustained downturn in the securities markets, credit market dislocations, reductions in the value of real estate, increases in mortgage and other loan delinquencies, or other negative market factors, our revenues and the value of the assets we own could be adversely impacted. Market uncertainty could also cause clients to move their investments to lower margin products, or withdraw them, which could have an adverse impact on our profitability. We could also experience a material reduction in trading volume and lower asset prices in times of market uncertainty, which would result in lower brokerage revenues, including losses on firm inventory, as well as losses on certain of our investments. Conversely, periods of severe market volatility may result in a significantly higher level of transactions and activity which may cause operational challenges that may result in losses. These can include, but are not limited to, trade errors, failed transaction settlements, late collateral calls to borrowers and counterparties, credit losses, or interruptions to our system processing. Periods of reduced revenue and other losses could lead to reduced profitability because certain of our expenses, including our interest expense on debt, lease expenses, and salary expenses, are fixed, and our ability to reduce them over short time periods is limited.

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

We are exposed to credit risk.

We are generally exposed to the risk that third parties that owe us money, securities, or other assets will fail to meet their obligations to us due to numerous causes, including bankruptcy, lack of liquidity, or operational failure, among others. Credit risk may also be affected by the deterioration of strength in the U.S. economy or adverse changes in the financial performance or condition of our clients and counterparties. We actively buy and sell securities from and to clients and counterparties in the normal course of our broker-dealers’ trading and underwriting activities, which exposes us to credit risk. Although generally collateralized by the underlying security to the transaction, we still face risk associated with changes in the market value of collateral through settlement date. We also hold certain securities, loans and derivatives as part of our trading operations. Deterioration in the actual or perceived credit quality of the underlying issuers of securities or loans or the non-performance of counterparties to certain derivatives could result in losses.

We incur credit risk by lending to businesses and individuals, including through offering SBL, C&I loans, CRE loans, REIT loans, residential mortgage loans, and tax-exempt loans. We also incur credit risk through certain of our investments. Our credit risk and credit losses can increase if our loans or investments are concentrated among borrowers or issuers engaged in the same or similar activities, industries, or geographies, or to borrowers or issuers who as a group may be uniquely or disproportionately affected by economic or market conditions. Declines in the real estate market or sustained economic downturns may cause us to experience credit losses or charge-offs related to our loans, sell loans at unattractive prices, or foreclose on certain real estate properties. Furthermore, the deterioration of an individually large exposure, for example due to natural disasters, health emergencies or pandemics, acts of terrorism, severe weather events, or other adverse economic events, could lead to additional credit loss provisions and/or charges-offs, and subsequently have a material impact on our net income and regulatory capital. In addition, TriState Capital Bank utilizes information provided by third-party organizations to monitor changes in the value of marketable securities that serve as collateral for substantially all of its SBL portfolio. These third parties also provide control over cash and marketable securities for purposes of perfecting TriState Capital Bank’s security interests and retaining the collateral in the applicable accounts. In the event that TriState Capital Bank would need to take control of collateral, it is dependent upon such third parties to follow contractual control agreements in order to mitigate any potential losses on its SBL.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

We are exposed to market risk, including interest rate risk.

Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions, which directly and indirectly affect us. Market conditions that change from time to time, thereby exposing us to market risk, include fluctuations in interest rates, equity prices, foreign exchange rates, and price deterioration or changes in value due to changes in market perception, actual credit quality of an issuer, or other factors.

Market risk is inherent in financial instruments associated with our operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt, trading assets and liabilities, derivatives, and investments. For example, interest rate increases could adversely affect the value of our available-for-sale securities portfolio. Interest rate changes could also adversely affect the value of our fixed income trading inventories, as well as our net interest spread, which is the difference between the yield we earn on our interest-earning assets and the interest rate we pay for deposits and other sources of funding, in turn impacting our net interest income and interest-related earnings. Interest rate changes could affect the interest earned on assets differently than interest paid on liabilities. Market risk may also affect the value of our private equity portfolio, which is carried at fair value with unrealized gains and losses reflected in earnings. The value of such investments can fluctuate and the related earnings can be volatile and difficult to predict.

Increases in short-term interest rates have historically resulted in an increase in our net earnings and we expect decreases in short-term interest rates to generally reduce our net earnings, although there may be offsetting favorable impacts. As it relates to our net interest income, the magnitude of the effect of a decrease in short-term interest rates depends on a number of factors impacting balances, asset yields, and the cost of funding. The magnitude of the impact to our net interest margin depends on the yields on interest-earning assets relative to the cost of interest-bearing liabilities, including deposit rates paid to clients on their cash balances. Decreases in short-term interest rates generally also result in a decrease to our RJBDP fees earned from third-party banks, although the magnitude of the impact may also be impacted by demand for cash balances by third-party banks and the rate paid to clients on their cash sweep balances. Rates paid to clients on their cash balances are generally impacted by the level of short-term interest rates, as well as competitive industry dynamics and the demand for client cash. Additionally, any future changes to regulatory rules or interpretations governing the fees the firm earns on cash sweep balances could also impact the rates we pay to clients on cash balances. If we are unable to effectively manage our interest rate risk, changes in interest rates could have a material adverse effect on our profitability.

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

Our ability to recruit, serve and retain our clients depends on the reputation, judgment, leadership, business generation capabilities and client service skills of our client-serving professionals, members of our executive team, as well as employees who support revenue-generating professionals and their clients. To compete effectively we must attract, develop, and retain qualified professionals, including successful financial advisors, investment bankers, trading professionals, portfolio managers and other revenue-producing or specialized support personnel. Further, effective management succession planning, including the execution of our succession plans for our current CEO and other senior management positions, is important for the continued success of the firm. Competitive pressures we experience, or inadequate management succession planning, could have an adverse effect on our business, results of operations, financial condition and liquidity.

The labor market remains competitive, and we face competition for talent across all aspects of our business, as well as competition with non-traditional firms, such as technology companies. Employers are developing a wide variety of offerings to attract talent, including but not limited to, increasing compensation, enhancing health and wellness solutions, and providing workplace flexibility. These can be important factors in a current associate’s decision to leave us as well as in a prospective associate’s decision to join us. As competition for skilled professionals remains intense, we may have to devote significant resources to attract and retain qualified personnel, which could negatively affect earnings.

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
any of our financial advisors, investment bankers, senior equity research analysts, sales and trading professionals, asset managers, or executive officers to a competitor or otherwise, we may not be able to retain valuable relationships and some of our clients could choose to use the services of a competitor instead of our services. If we are unable to retain our senior professionals or recruit additional professionals, our reputation, business, results of operations and financial condition will be adversely affected. To the extent we have compensation targets, we may not be able to retain our associates, which could result in increased recruiting expense, result in our recruiting additional associates at compensation levels that are higher than our target range, and/or negatively impact our revenue growth. Further, new business initiatives and efforts to expand existing businesses generally require that we incur compensation and benefits expense before generating additional revenues.

Our PCG business is subject to risks arising from an ongoing industry-wide trend in which financial advisors are departing traditional firms to form independent RIAs or to join existing third-party RIAs, some of which are backed by private equity investors. Similarly, retiring financial advisors without a successor affiliated with us may sell their practices to unaffiliated third parties. Such developments reduce the number of our financial advisors and reported AUA. We seek to mitigate these risks through financial advisor succession planning and by providing our financial advisors with a broad range of services and resources to support their practices. We also offer, through our RCS division, extensive services to third-party RIAs. If these mitigation efforts are not successful, and the trend of financial advisors transitioning to an unaffiliated RIA channel continues or accelerates, this could have an adverse effect on our PCG business, its results of operations and financial condition.

Moreover, companies in our industry whose employees or independent contractors accept positions with competitors frequently claim that those competitors have engaged in unfair hiring practices. We have been subject to several such claims and may be subject to additional claims in the future as we seek to hire or otherwise affiliate with qualified personnel, some of whom may work for our competitors. Some of these claims may result in material litigation. We could incur substantial costs in defending against these claims, regardless of their merits. Such claims could also discourage potential associates who work for our competitors from joining us. We participate, with limited exceptions, in the Protocol for Broker Recruiting (“Protocol”), a voluntary agreement among many firms in the industry that governs, among other things, the client information that financial advisors may take with them when they affiliate with a new firm and the financial advisor’s ability to solicit clients of their prior firm. The ability to bring such client data to a new broker-dealer, as well as the ability to solicit clients generally, means that the clients of the financial advisor are more likely to choose to open accounts at the advisor’s new firm.  Participation in the Protocol is voluntary, and it is possible that certain of our competitors will withdraw from it. If the broker-dealers and RIAs from whom we recruit new financial advisors prevent, or significantly limit, the transfer of client data and the solicitation of clients, our recruiting efforts may be adversely affected. Additionally, we could experience a larger number of claims against us relating to our recruiting efforts.

Our business depends on fees generated from the distribution of financial products, fees earned from the management of client accounts, and other asset management fees.

A large portion of our revenues are derived from fees generated from the distribution of financial products, such as mutual funds and variable annuities, and the various services we perform related to such products. Changes in the structure or amount of the fees paid by the sponsors of these products could directly affect our revenues, business, and financial condition. In addition, if these products experience losses or increased investor redemptions, we may receive lower fees from the distribution and other services we provide on behalf of the mutual fund and annuity companies.

The asset management fees we are paid are dependent upon the value of client assets in fee-based accounts in our PCG segment, as well as AUM in our Asset Management segment. The value of our fee-based assets and AUM is impacted by market fluctuations and net inflows or outflows of assets. As our PCG clients increasingly show a preference for fee-based accounts over transaction-based accounts, a larger portion of our client assets are more directly impacted by market movements. Therefore, in periods of declining market values, the values of fee-based accounts and AUM may resultantly decline, which would negatively impact our revenues. In addition, below-market investment performance by our funds, portfolio managers, or financial advisors could result in reputational damage that might cause outflows or make it more difficult to attract new investors into our asset management products and thus, further impact our business and financial condition.

Our asset management fees may also decline over time due to factors such as increased competition and the renegotiation of contracts. Additionally, most of our clients may withdraw funds from under our management at their discretion at any time for any reason, including as a result of competition or poor performance of our products. In addition, the market environment in recent years has resulted in a shift to passive investment products, which generate lower fees than actively managed products. A continued trend toward passive investments or changes in market values or in the fee structure of asset management accounts would negatively affect our revenues, business, and financial condition.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
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

Our businesses rely extensively on data processing and communications systems. In addition to better serving clients, the effective use of technology increases efficiency and enables us to reduce costs. Adapting or developing our technology systems to meet new regulatory requirements, client needs, and competitive demands is critical for our business. Introduction of new technology presents challenges on a regular basis. There are significant technical and financial costs and risks in the development of new or enhanced applications, including the risk that we might be unable to effectively use new technologies, adapt our applications to emerging industry standards, or keep applications current as it relates to vulnerabilities and security controls.

Our continued success depends, in part, upon our ability to: (i) successfully maintain and upgrade the capability of our technology systems on a regular basis; (ii) maintain the quality of the information contained in our data processing and communications systems; (iii) address the needs of our clients by using technology to provide products and services that satisfy their demands; (iv) retain skilled information technology employees; and (v) ensure that our existing and new technology systems conform to regulatory requirements. Failure of our technology systems to operate appropriately, which could result from events beyond our control, including a systems malfunction or cyber-attack, failure by a third-party service provider, or an inability to effectively upgrade those systems or implement new technology-driven products or services, could result in financial losses, liability to clients for non-compliant data processing, and violations of privacy and other laws and regulations, as well as regulatory sanctions.

The soundness of other financial institutions and intermediaries affects us.

We face the risk of operational failure, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses, or other financial intermediaries that we use to facilitate our securities and derivative transactions. As a result of regulatory changes and the consolidation over the years among clearing agents, exchanges, and clearing houses, our exposure to certain financial intermediaries has increased and could affect our ability to find adequate and cost-effective alternatives should the need arise. Any failure, termination, or constraint of these intermediaries could adversely affect our ability to execute transactions, service our clients, and manage our exposure to risk.

Our ability to engage in routine trading and funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interdependent as a result of trading, clearing, funding, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Defaults by, or even rumors or questions about the financial condition of, one or more financial services institutions, or the financial services industry generally, have historically led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. Losses arising in connection with counterparty defaults may have a material adverse effect on our results of operations.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
failure of one or more of these depository institutions to return these deposits could affect our operating liquidity, result in reputational damage, and impair our financial performance.

Our risk management and conflicts of interest policies and procedures may leave us exposed to unidentified or unanticipated risk.

We seek to manage, monitor, and control our market, credit, operational, liquidity, and legal and regulatory compliance risk through operational and compliance reporting systems, internal controls, management review processes, and other mechanisms; however, there can be no assurance that our procedures will be effective. While we use limits and other risk mitigation techniques, those techniques and the judgments that accompany their application cannot always anticipate unforeseen economic and financial outcomes or the specifics and timing of such outcomes. Our risk management methods may not predict future risk exposures effectively. In addition, some of our risk management methods are based on an evaluation of information regarding markets, clients and other matters that are based on assumptions that may no longer be accurate or may have limited predictive value. A failure to manage our growth adequately, including growth in the products or services we offer or through acquisitions, or to manage our risk effectively, could materially and adversely affect our business and financial condition.

Financial services firms are subject to numerous actual or perceived conflicts of interest, which are routinely examined by regulators and SROs, such as FINRA, and are often used as the basis for claims for legal liability by plaintiffs in actions against us. Our risk management processes include addressing potential conflicts of interest that arise in our business. Management of potential conflicts of interest has become increasingly complex as we expand our business activities. A perceived or actual failure to address conflicts of interest adequately could affect our reputation, the willingness of clients to transact business with us, or give rise to litigation or regulatory actions. Therefore, there can be no assurance that conflicts of interest will not arise in the future that could result in material harm to our business and financial condition.

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

We compete directly with other national full service broker-dealers, investment banking firms, commercial banks, and investment advisors, investment managers, and to a lesser extent, with discount brokers and dealers. We face competition from more recent entrants into the market, including fintechs, and increased use of alternative sales channels by other firms. Technology has lowered barriers to entry and made it possible for fintechs to compete with larger financial institutions in providing electronic, internet-based, and mobile phone-based financial solutions. This competition has grown significantly over recent years and is expected to intensify. In addition, commercial firms and other non-traditional competitors have applied for banking licenses or have entered into partnerships with banks to provide banking services. We also compete indirectly for investment assets with insurance companies, real estate firms, and hedge funds, among others. Competition from other financial services firms to attract clients or trading volume, through direct-to-investor online financial services, or higher deposit rates to attract client cash balances, could result in pricing pressure or otherwise adversely impact our business and cause our business to suffer.

Our future success also depends in part on our ability to develop, maintain, and enhance our products and services, including factors such as customer experience, and the pricing and range of our offerings. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. If we are not able to develop new products and services, enhance existing offerings, effectively implement new technology-driven products and services, or successfully market these products and services to our customers, our business, financial condition or results of operations may be adversely affected. Furthermore, both financial institutions and their non-banking competitors face the risk that payments processing and other services could be significantly disrupted by technologies (e.g., AI, online trading platforms, digital payment technologies) that require no intermediation. New technologies have required, and could require us in the future, to spend more to modify or adapt our products to attract and retain clients or to match products and services offered by our competitors, including technology companies.

Although we currently do not use AI extensively, we may in the future use, develop, and incorporate within our technology platform and services, systems and tools that incorporate AI and machine learning, including generative AI. Although we strive to establish and maintain appropriate governance and risk management processes, ineffective or inadequate AI development or deployment practices by us or third-party vendors could result in unintended consequences such as AI algorithms that produce

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
inaccurate output or that are based on biased, incomplete, and/or inaccurate datasets. Any of the foregoing may result in harm to our business, results of operations, or reputation. Compliance with new or changing laws, regulations, or industry standards relating to AI may impose significant operational costs and limit our ability to develop, deploy, or use AI and machine learning technologies.

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

A downgrade in our credit ratings could have a material adverse effect on our operations, earnings, and financial condition.

If our credit ratings were downgraded, or if rating agencies indicate that a downgrade may occur, our business, financial position, and results of operations could be adversely affected, perceptions of our financial strength could be damaged, and as a result, adversely affect our client relationships. Such a change in our credit ratings could also adversely affect our liquidity and competitive position, increase our borrowing costs, limit our access to the capital and credit markets, trigger obligations under certain financial agreements, cause clients to withdraw bank deposits that exceed FDIC insurance limits from our bank subsidiaries, or decrease the number of investors, clients, and counterparties willing or permitted to do business with or lend to us, thereby curtailing our business operations and reducing profitability.

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

We continue to grow, including through acquisitions and through our recruiting efforts. Integrating acquired businesses, providing a platform for new businesses and partnering with other firms involve risks and present financial, managerial, and operational challenges. While cultural fit is a requirement for both our recruiting and acquisition efforts, there can be no assurance that recruited talent and/or acquisition targets will ultimately assimilate into our firm in a manner which results in the expected financial benefits. We may incur significant expense, including in the areas of technology and cybersecurity, in connection with expanding our existing businesses, recruiting financial advisors, or when acquiring and integrating businesses. Our overall profitability would be negatively affected if investments and expenses associated with such growth are not matched or exceeded by the earnings derived from such investments or growth. Assumptions which underlie the basis of our acquisition decisions, such as the retention of key personnel, future revenue growth of an acquired business, cost efficiencies to be realized, or the value created through the application of specialized expertise we plan to bring to the acquired business, may not be fully realized post-acquisition, resulting in an adverse impact on the value of our investment and potential dilution of the value of our shares.

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

Domestic and international business growth, including through acquisitions, may expose us to additional regulatory oversight, create a need for additional compliance, risk management, and internal control procedures, and require us to hire additional personnel to address these procedures. To the extent such procedures are not adequate or not adhered to with respect to our expanded business or any new business, we could be exposed to a material loss or regulatory sanction.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
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

There is a risk that our associates could engage in misconduct that adversely affects our business. For example, our investment banking business often requires that we deal with confidential matters of great significance to our clients. Our associates interact with clients, customers, and counterparties on an ongoing basis. All associates are expected to exhibit the behaviors and ethics that are reflected in our framework of principles, policies, and technology to protect both our own information as well as that of our clients. If our associates improperly use or disclose confidential information provided by our clients, we could be subject to future regulatory sanctions and suffer serious harm to our reputation, financial position, current client relationships, and ability to attract future clients. We are also subject to a number of obligations and standards arising from our asset management business and our authority over our assets under management. In addition, our financial advisors are required to act in the best interests of our clients and may act in a fiduciary capacity, providing financial planning, investment advice, and discretionary asset management. The violation of these obligations and standards by any of our associates would adversely affect our clients and us. Associate conduct on non-business matters, such as social issues, including the posting of information on social media or other internet forums, could be inconsistent with our policies and ethics and result in reputational harm to our business due to their employment by us or affiliation with us. It is not always possible to deter or prevent every instance of associate misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If our associates engage in misconduct, our business would be adversely affected.

We are subject to risks relating to environmental, social, and governance matters that could adversely affect our reputation, business, financial condition, and results of operations, as well as the price of our common and preferred stock.

We are subject to a variety of risks, including reputational risk, associated with environmental, social, and governance matters. As a large financial institution, we have multiple stakeholders, including our shareholders, clients, associates, federal and state regulatory authorities, and the communities in which we operate, and these stakeholders will often have differing priorities and expectations regarding such matters. For example, individual U.S. states are increasingly developing differing, and sometimes conflicting, rules related to environmental, social, and governance matters. If we take action in conflict with one or another of those stakeholders’ expectations, we could experience an increase in client complaints, a loss of business, or reputational harm. We could also face negative publicity or reputational harm based on the identity of those with whom we choose to do business. Any adverse publicity in connection with environmental, social, and governance issues could damage our reputation, ability to attract and retain clients and associates, compete effectively, and grow our business.

In addition, proxy advisory firms and certain institutional investors who manage investments in public companies may integrate environmental, social, and governance factors into their investment analysis. The consideration of environmental and social matters in making investment and voting decisions is relatively new. Accordingly, the frameworks and methods for assessing policies related to such matters are not fully developed, vary considerably among the investment community, and will likely continue to evolve over time. Moreover, the subjective nature of methods used by various stakeholders to assess a company with respect to environmental, social, and governance criteria could result in erroneous perceptions or a misrepresentation of our actual policies and practices in these areas. Organizations that provide ratings information to investors on such matters may

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
also assign unfavorable ratings to RJF. Public companies continue to face pressure from stakeholders to consider environmental, social, and governance issues in corporate actions, such as the election of directors and approval of executive compensation. Certain of our clients might also require that we implement additional procedures or standards in these areas in order to continue to do business with them. If we fail to comply with specific investor or client expectations and standards, or to provide the disclosure relating to these issues that any third parties may believe is necessary or appropriate (regardless of whether there is a legal requirement to do so), our reputation, business, financial condition, and/or results of operations could be negatively impacted.

Moreover, there has been increased regulatory focus on the disclosure practices of investment managers offering sustainable and values-based investment strategies, resulting in increased risk that we could be perceived as making inaccurate or misleading statements regarding the investment strategies of our funds and ETFs, commonly referred to as “greenwashing.” Such perceptions or accusations could damage our reputation, result in litigation or regulatory enforcement actions, and adversely affect our business.

The preparation of the consolidated financial statements requires the use of estimates that may vary from actual results.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Such estimates and assumptions may require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. One of our most critical estimates is our allowance for credit losses. At any given point in time, conditions in real estate and credit markets may increase the complexity and uncertainty involved in estimating the losses inherent in our loan portfolio. The recorded amount of liabilities related to legal and regulatory matters is also subject to significant management judgement. For either of these estimates, if management’s underlying assumptions and judgments prove to be inaccurate, our loss provisions could be insufficient to cover actual losses, and our financial condition, including our liquidity and capital, and results of operations could be materially and adversely impacted. For additional discussion of our significant accounting estimates, policies and standards, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical accounting estimates” of this Form 10-K and Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K.

Our operations could be adversely affected by serious weather conditions.

Certain of our principal operations are located in St. Petersburg, Florida. While we have a business continuity plan that provides for significant operations to be conducted out of remote locations, as well as our Southfield, Michigan and Memphis, Tennessee corporate offices, and our U.S. information systems processing to be conducted out of our information technology data center in the Denver, Colorado area, our operations could be adversely affected by hurricanes or other serious weather conditions, the magnitude and frequency of which may be affected by climate change. Such weather conditions could affect the processing of transactions, communications, and the ability of our associates to get to our offices, or work remotely. In addition, our operations are dependent on our associates’ ability to relocate to a secondary location in the event of a power outage or other disruption in their primary remote work location. Furthermore, such weather events may also have a negative impact on the operations and/or financial condition of our clients or counterparties, which may affect the processing of transactions with such parties, decrease revenues from such clients or increase the credit risk associated with loans and other credit exposures to such clients.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

RISKS RELATED TO OUR REGULATORY ENVIRONMENT

Financial services firms are highly regulated and are currently subject to a number of new and proposed regulations, all of which may increase our risk of financial liability and reputational harm resulting from adverse regulatory actions.

Financial services firms operate in an evolving regulatory environment and are subject to extensive supervision and regulation. The laws and regulations governing financial services firms are intended primarily for the protection of our depositors, our clients, the financial system, and the FDIC insurance fund, not our shareholders or creditors. The financial services industry has experienced an extended period of significant change in laws and regulations, as well as a high degree of scrutiny from various regulators, including the SEC, the Fed, the FDIC, the OCC and the CFPB, in addition to stock exchanges, FINRA, and governmental authorities, such as state attorneys general. The SEC has recently been very active in proposing and adopting major new rules and regulations that affect public companies and, in particular, the financial services industry. Several of these new rules have been adopted after significantly abbreviated periods for public comments, and these new or proposed rules involve sweeping changes that could require significant shifts in industry operations and practices, thereby increasing uncertainty for markets and investors. Further, final and proposed rules and regulations have been increasingly subjected to legal challenge which creates uncertainty in planning our compliance and could lead to increased compliance costs. Penalties and fines imposed by regulatory and other governmental authorities have also been substantial and growing in recent years. Additionally, an increasing number of U.S. states have proposed, or are considering, their own laws and regulations, and as a result our activities could be subject to overlapping and divergent regulation. We may be adversely affected by the adoption of new rules and by changes in the interpretation or enforcement of existing laws, rules, and regulations. Existing and new laws and regulations could negatively affect our revenue, limit our ability to pursue business opportunities, impact the value of our assets, require us to alter our business practices, impose additional compliance costs, and otherwise adversely affect our businesses.

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

Federal and state laws or regulations governing, among other things, the wages we pay our employees, the terms of our employment contracts (e.g., post-employment non-competition agreements), or the criteria for determining whether a person is an employee or independent contractor could materially impact our relationships with our advisors and our business, result in higher compensation costs or otherwise adversely affect our results of operations.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength for its subsidiary banks. The Federal Reserve could require RJF to commit resources to Raymond James Bank and TriState Capital Bank when doing so is not otherwise in the best interests of RJF or its shareholders or creditors.

Regulatory actions brought against us may result in judgments, settlements, fines, penalties or other results, any of which could have a material adverse effect on our business, financial condition, reputation, or results of operations. In particular, the banking agencies have broad enforcement power over bank holding companies and banks, including with respect to unsafe or unsound practices or violations of law. There is no assurance that regulators will be satisfied with the policies and procedures implemented by RJF and its subsidiaries. In addition, from time to time, RJF and its subsidiaries have been and may in the future become subject to additional findings with respect to supervisory, compliance or other regulatory deficiencies, which could subject us to additional liability, including penalties and restrictions on our business activities. Among other things, these restrictions could limit our ability to make investments, complete acquisitions, onboard new branches or financial advisors, expand into new business lines, pay dividends on our common and preferred stock and/or engage in share repurchases. See “Item 1 - Business - Regulation” of this Form 10-K for additional information regarding our regulatory environment.

Continued asset growth may result in changes to our status with respect to existing regulations as well as increased oversight, which will result in additional capital and other financial requirements and may increase our compliance costs.

We will incur increased regulatory scrutiny and heightened supervision (together with related compliance costs) as we continue to grow and approach certain consolidated asset thresholds, which have the effect of imposing enhanced standards and requirements on larger financial institutions. These include enhanced prudential standards applicable to us if our average total consolidated assets for four consecutive calendar quarters equal or exceed $100 billion and we are therefore classified as a category IV bank holding company. Under such enhanced prudential standards, category IV bank holding companies are subject to greater regulation and supervision, including, but not limited to: certain capital planning and stress capital buffer requirements; supervisory capital stress testing conducted by the Fed biennially; and certain liquidity risk management and liquidity stress testing and buffer requirements. These also include certain resolution planning requirements applicable to our insured depository institutions if their average total assets reported over the previous four quarters equal or exceed $50 billion. Our preparations for, and the application of, these enhanced prudential standards for RJF and resolution planning requirements for our depository institutions could adversely affect our results of operations and financial performance through additional capital and liquidity requirements and increased compliance costs. On July 27, 2023, U.S. banking regulators issued proposed rules that, if enacted, would result in changes to regulations applicable to bank holding companies, including higher capital requirements and eliminating the AOCI opt-out election. These proposed rules, most of which would apply to us once we are classified as a category IV bank holding company, and any revisions to the proposals could reduce our regulatory capital ratios in the future and may negatively impact our business, including through increased costs related to compliance at the time such regulations become applicable to us.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
not possible to determine the extent of the long-term impact of any new laws or regulations that have been promulgated, or initiatives that have been or may be proposed, even the short-term impact of preparing for or implementing changes to our infrastructure and processes could negatively affect the ways we conduct business and increase our compliance and legal costs. Conformance with any new law or regulations could also make compliance more difficult and expensive and affect our product and service offerings.

Failure to comply with regulatory capital requirements primarily applicable to RJF, Raymond James Bank, TriState Capital Bank or our broker-dealer subsidiaries would significantly harm our business.

As discussed in “Item 1 - Business - Regulation” of this Form 10-K, RJF, Raymond James Bank and TriState Capital Bank are subject to capital requirements administered by various federal regulators in the U.S. and, accordingly, must meet specific capital guidelines that involve quantitative measures of RJF’s, Raymond James Bank’s, and TriState Capital Bank’s assets, liabilities and certain off-balance sheet items, as calculated under regulatory guidelines. Failure to meet minimum capital requirements can trigger certain mandatory (and potentially discretionary) actions by regulators that, if undertaken, could harm either RJF’s, Raymond James Bank’s, or TriState Capital Bank’s operations and financial condition, including precluding us from accepting or renewing brokered deposits. Further, we are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1) and FINRA’s net capital rule, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiaries. Our non-U.S. subsidiaries are subject to similar limitations under applicable regulations in the countries in which they operate. Regulatory capital requirements applicable to some of our significant subsidiaries may impede access to funds that RJF may need to make payments on any of its obligations. See Note 24 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information on regulatory capital requirements.

The Basel III regulatory capital standards impose capital and other requirements on us that could negatively impact our profitability.

The Fed and other federal banking regulators have implemented the global regulatory capital requirements of Basel III and certain requirements implemented by the Dodd-Frank Act. The U.S. Basel III Rules establish the quantity and quality of regulatory capital, set forth a capital conservation buffer, and define the calculation of risk-weighted assets. The capital requirements stipulated under the U.S. Basel III Rules could restrict our ability to grow during favorable market conditions or require us to raise additional capital. Revisions to the Basel III Rules could, when implemented in the U.S., negatively impact our regulatory capital ratio calculations or subject us to higher and more stringent capital and other regulatory requirements. As a result, our business, results of operations, financial condition and prospects could be adversely affected. See “Item 1 - Business - Regulation” of this Form 10-K for additional information on the Basel III regulatory capital standards.

As a financial holding company, RJF’s liquidity depends on payments from its subsidiaries, which may be subject to regulatory restrictions.

RJF as a financial holding company depends on dividends, distributions and other payments from its subsidiaries in order to meet its obligations, including its debt service obligations and to fund dividend payments and share repurchases. RJF’s subsidiaries are subject to laws and regulations that restrict dividend payments or authorize regulatory bodies to prevent or reduce the flow of funds from those subsidiaries to RJF. If RJF’s subsidiaries are unable to make dividend payments to us and sufficient cash or liquidity is not otherwise available, RJF may not be able to make dividend payments to its shareholders, repurchase its shares, or make principal and interest payments on its outstanding debt. RJF’s broker-dealers and bank subsidiaries are limited in their ability to lend or transact with affiliates, are subject to minimum regulatory capital and other requirements and, in the case of our broker-dealer subsidiaries, limitations on their ability to use funds deposited with them in brokerage accounts to fund their businesses. These requirements and limitations may hinder RJF’s ability to access funds from its subsidiaries. Federal regulators, including the Fed and the SEC (through FINRA), have the authority and under certain circumstances, the obligation, to limit or prohibit dividend payments and share repurchases by the banking organizations they supervise, including RJF and its bank subsidiaries. In addition, RJF’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of creditors of that subsidiary, except to the extent that any of RJF’s claims as a creditor of such subsidiary may be recognized. As a result, shares of RJF’s capital stock are effectively subordinated to all existing and future liabilities and obligations of its subsidiaries.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

ITEM 1C. CYBERSECURITY

Overview

Cybersecurity risk is a key operational risk facing the firm, and measures to address such risk are an important component of the firm’s overall Enterprise Risk Management (“ERM”) program. As part of our ERM program, we have implemented and maintain a program to identify, assess, and manage risks arising from cybersecurity threats (“Cybersecurity Program”). Our Cybersecurity Program seeks to mitigate cybersecurity risk and associated legal, financial, reputational, regulatory and/or operational risks by protecting our clients, associates, and services through a comprehensive, cross-functional approach. Specifically, our Cybersecurity Program is focused on preserving the confidentiality, integrity, and availability of information, enabling the secure and uninterrupted delivery of financial services, and protecting the firm and the safe operation of our technology systems. Further, we consider cybersecurity risks in our business strategy decisions, including in our business continuity planning and in connection with our acquisition activity. We seek to continually adjust our Cybersecurity Program to address the evolving cybersecurity threat landscape and comply with extensive legal and regulatory requirements.

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management” section of this Form 10-K for additional information on our approach to risk management, including our governance framework. Refer to “Item 1A - Risk Factors” of this Form 10-K for additional information on our cybersecurity risks.

Cybersecurity risk management process

Our Cybersecurity Program takes into account industry best practices and addresses risks from cybersecurity threats to our network, infrastructure, computing environment, and to third parties. We periodically assess the design of our cybersecurity controls against the Cyber Risk Institute Cyber Profile, which is based on the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework for Improving Critical Infrastructure Cybersecurity, as well as global cybersecurity regulations, and we seek to implement improvements to our controls in response to that assessment. Our Cybersecurity Program also includes cybersecurity and information security policies, procedures, and technologies that are designed to address regulatory requirements and protect our clients’, associates’, and firm data against unauthorized disclosure, modification, and misuse. These policies, procedures, and technologies cover a broad range of areas, including: identification of internal and external threats, access control, data security, protective controls, detection of malicious or unauthorized activity, incident response, recovery planning, and providing appropriate public disclosure of cybersecurity risks and incidents when required. In addition, we maintain a global training program for our associates about cybersecurity risks and requirements and conduct regular phishing email simulations in order to test our associates’ understanding of these risks.

Our cybersecurity strategy takes a defense-in-depth approach, with layered controls consisting of both commercially available and proprietary technologies that are intended to prevent an adversary from conducting a successful attack. Included in that approach is our Cyber Threat Center which is a critical component of our Cybersecurity Program and operates internally with the purpose of monitoring, detecting, and responding to cyber threats that could jeopardize the integrity, confidentiality, or availability of information systems. Our Cyber Threat Center operates 24 hours per day, 7 days per week, continuously monitoring our systems for signs of tampering or unauthorized activity, utilizes an incident response playbook which is based on NIST industry best practices, and includes containment and recovery procedures. Furthermore, we maintain cybersecurity insurance coverage which provides certain limited protection.

In conjunction with third-party vendors and consultants, we perform a variety of periodic risk assessment initiatives to gauge the performance of the Cybersecurity Program, to estimate our risk profile, and to assess compliance with relevant regulatory requirements. We perform periodic assessments of control efficacy through our internal risk and control self-assessment process, a variety of cyber event simulation exercises focused on the effectiveness of our incident response and crisis management procedures, and external technical assessments, including external penetration tests and “red team” engagements where third parties test our defenses. The results of these risk assessments, together with control performance findings, are used to establish priorities, allocate resources, and identify and improve controls.

In addition, our processes are designed to help identify, oversee, and mitigate cybersecurity risks associated with our use of third-party vendors. We have a supplier risk management process that includes evaluation of, and response to, cybersecurity risks at our third-party vendors, and this process covers vendor selection, onboarding, performance monitoring, and risk management. Our supplier risk management program includes policies and standards requiring that we perform cybersecurity due diligence reviews on our vendors based on the inherent risk profile of a particular supplier or service provider. We also monitor certain of our principal suppliers and service providers on an ongoing basis by conducting additional periodic reviews. Additionally, we execute agreements with our third-party vendors, independent contractor financial advisors, and firms

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
affiliated with us through our RCS division under which these parties contractually agree to implement certain safeguards designed to protect firm data and mitigate cybersecurity risks.

We also maintain business continuity plans that include identification of critical functions, third-party suppliers, and personnel. Our information technology department executes several disaster recovery exercises per year in order to test our capabilities and ensure that business recovery needs could be met during a real-world event. Additionally, our information technology department participates in annual crisis management exercises to test our operational responses and assess our preparedness for various scenarios, including cyber incidents. We also participate annually in industry-wide and internal exercises to test our response capabilities.

While we and our third-party vendors have experienced cybersecurity incidents, as well as adverse impacts from such incidents, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the firm, including our business strategy, results of operations, or financial condition. However, due to the evolving threat environment, we expect to continue to experience cybersecurity incidents resulting in adverse impacts with increased frequency and severity, and there can be no assurance that future cybersecurity incidents, including incidents experienced by our third-party vendors, will not have a material adverse impact on the firm, including its business strategy, results of operations, financial condition, and/or reputation. See Item 1A - Risk Factors of this Form 10-K for additional information on our cybersecurity risks.

Governance

The Board of Directors has designated its Risk Committee to assist it in overseeing management’s responsibility to implement an effective risk management framework designed to identify, assess, and manage key risks, including cybersecurity risk. As part of our ERM program, executive management, with review and oversight of the Risk Committee, establishes key risk indicators to measure ongoing alignment with the firm’s risk appetite and tolerance levels related to cybersecurity risk. Risk appetite and tolerance thresholds are periodically reviewed by management and approved by the Risk Committee. The Risk Committee receives regular presentations and reports from our Chief Information Security Officer (“CISO”), which address a wide range of cybersecurity risk topics, including emerging threats and recent developments, cybersecurity policy and standards updates, vulnerability assessments, risk assessment outcomes (including third-party and independent reviews), technology trends, and information security considerations arising with respect to the firm, our peers, and third-party vendors. Additionally, the Board of Directors receives reports at least annually on the performance of the firm’s cybersecurity risk metrics.

Under the Risk Committee’s oversight, management works closely with key stakeholders, including regulators, government agencies, peer institutions, and industry groups, and develops and invests in human talent and innovative technology in order to better manage cybersecurity risk. The firm’s cybersecurity program is led by our CISO, who, effective October 1, 2024, reports to our Chief Information Officer (“CIO”). The CISO, in coordination with our information technology, compliance (including privacy), and risk management functions, works collaboratively across the firm to implement a program designed to protect the firm’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the firm’s incident response and recovery plans. We maintain policies and procedures for the escalation of cybersecurity incidents assessed as potentially being or becoming material. Such incidents are escalated to a multidisciplinary group of senior leaders from our risk management, regulatory, compliance, finance, and legal teams, to assess such incidents for reporting under regulatory guidelines. In evaluating cybersecurity incidents, management considers the potential impact to our results of operations, control framework and financial condition, as well as the potential impact, if any, to our business strategy or reputation. Through ongoing communications with these teams, the CISO monitors the mitigation and remediation of cybersecurity threats and incidents in real time, and reports such threats and incidents to the Risk Committee when appropriate.

The members of management who lead our Cybersecurity Program have extensive experience in technology, cybersecurity, and information security. Our CIO has over 35 years of relevant experience, including 25 years leading technology teams at multiple global financial services institutions, and is a Certified Information Security Manager and Registered Series 99 Operations Professional. Our CISO has over 25 years of financial services industry experience, with varying positions in information technology, security, and risk management, and is a Certified Information Systems Security Professional and Registered Series 99 Operations Professional. Both our CIO and CISO also participate in various financial services industry committees and cybersecurity advisory boards.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

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

We lease the premises we occupy in other U.S. and foreign locations, including employee-based branch office operations. Leases for branch offices for independent contractors are the responsibility of the respective independent contractor financial advisors and are not included in the amounts listed below. Our leases contain various expiration dates through fiscal year 2036. Our principal leases are in the following locations:

•We occupy leased space in major metropolitan areas throughout the U.S. which is used to provide services across our various businesses or in certain cases to provide corporate services outside of our principal location in St. Petersburg, Florida, including approximately 250,000 square feet in Memphis, 185,000 square feet in New York City, 90,000 square feet in Pittsburgh, 60,000 square feet in Chicago, 60,000 square feet in Houston, and 50,000 square feet in Boston;

•We occupy leased space of approximately 90,000 and 80,000 square feet in Toronto and Vancouver, respectively, along with other office and branch locations throughout Canada; and

•We occupy leased space of approximately 75,000 square feet in London, along with other office locations in the U.K. and Germany.

Additionally, we own approximately 65 acres of land located in Pasco County, Florida for potential development, as needed. We regularly monitor the facilities we own or occupy to ensure that they suit our needs. To the extent that they do not meet our needs, we will expand, contract or relocate, as necessary. See Notes 2 and 14 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding our lease obligations.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of our business, we have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our activities as a diversified financial services institution.

RJF and certain of its subsidiaries are subject to regular reviews and inspections by regulatory authorities and SROs. Reviews can result in the imposition of sanctions for regulatory violations, ranging from non-monetary censures to fines and, in serious cases, temporary or permanent suspension from conducting business, or limitations on certain business activities. In addition, regulatory agencies and SROs institute investigations from time to time into industry practices, among other things, which can also result in the imposition of such sanctions.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “RJF.” As of November 22, 2024, we had 330 holders of record of our common stock. Shares of our common stock are held by a substantially greater number of beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.

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

We did not have any sales of unregistered securities for the fiscal years ended September 30, 2024, 2023, or 2022.

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described in the following paragraphs. The following table presents information on our purchases of our own stock, on a monthly basis, for the year ended September 30, 2024.

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) at each month-end, of securities that may yet be purchased under the plans or programs
October 1, 2023 – October 31, 2023	2,602	$100.13	—	$750
November 1, 2023 – November 30, 2023	516,466	$99.63	439,678	$1,500
December 1, 2023 – December 31, 2023	970,735	$110.03	968,566	$1,393
First quarter	1,489,803	$106.40	1,408,244

January 1, 2024 – January 31, 2024	31,211	$110.95	—	$1,393
February 1, 2024 – February 29, 2024	344,673	$118.60	336,110	$1,354
March 1, 2024 – March 31, 2024	1,361,324	$122.78	1,358,927	$1,187
Second quarter	1,737,208	$121.74	1,695,037

April 1, 2024 – April 30, 2024	335,810	$128.84	335,519	$1,143
May 1, 2024 – May 31, 2024	296	$123.32	—	$1,143
June 1, 2024 – June 30, 2024	1,658,877	$120.59	1,658,508	$944
Third quarter	1,994,983	$121.98	1,994,027

July 1, 2024 – July 31, 2024	—	$—	—	$944
August 1, 2024 – August 31, 2024	1,087,273	$109.14	1,084,820	$826
September 1, 2024 – September 30, 2024	1,513,736	$119.85	1,512,827	$644
Fourth quarter	2,601,009	$115.39	2,597,647
Fiscal year total	7,823,003	$116.77	7,694,955

In November 2023, the Board of Directors authorized repurchase of our common stock in an aggregate amount of up to $1.5 billion, which replaced the previous authorization. For additional information about our share repurchase activities, see Note 20 of the Notes to Consolidated Financial Statements of this Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
In the preceding table, the total number of shares purchased includes shares purchased pursuant to the Restricted Stock Trust Fund, which was established to acquire our common stock in the open market and used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly-owned Canadian subsidiaries. For additional information on this trust fund, see Notes 2 and 10 of the Notes to Consolidated Financial Statements of this Form 10-K. These activities do not utilize the repurchase authorization presented in the preceding table.

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

EXECUTIVE OVERVIEW

Summary results of operations

	Year ended September 30,			% change
$ in millions, except per share amounts	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net revenues	$12,821	$11,619	$11,003	10%	6%
Compensation, commissions and benefits expense	$8,213	$7,299	$7,329	13%	—%
Non-compensation expenses	$1,965	$2,040	$1,652	(4)%	23%
Pre-tax income	$2,643	$2,280	$2,022	16%	13%
Net income available to common shareholders	$2,063	$1,733	$1,505	19%	15%

Earnings per common share – basic	$9.94	$8.16	$7.16	22%	14%
Earnings per common share – diluted	$9.70	$7.97	$6.98	22%	14%

Non-GAAP measures:
Adjusted net income available to common shareholders (1)	$2,137	$1,806	$1,615	18%	12%
Adjusted earnings per common share - diluted (1)	$10.05	$8.30	$7.49	21%	11%

	Year ended September 30,
Other selected financial highlights	2024	2023	2022
Return on common equity	18.9%	17.7%	17.0%
Adjusted return on common equity (1)	19.6%	18.4%	18.2%
Return on tangible common equity (1)	22.6%	21.7%	19.8%
Adjusted return on tangible common equity (1)	23.3%	22.5%	21.1%
Compensation ratio	64.1%	62.8%	66.6%
Adjusted compensation ratio (1)	63.7%	62.1%	66.1%
Effective income tax rate	21.8%	23.7%	25.4%

(1)These are non-GAAP financial measures. Please see the “Reconciliation of non-GAAP financial measures to GAAP financial measures” in this MD&A for a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures, and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Year ended September 30, 2024 compared with the year ended September 30, 2023

We generated strong net revenues and pre-tax income for the year ended September 30, 2024, which increased 10% and 16%, respectively, compared with the prior year. Our net income available to common shareholders was 19% higher than the prior year and our earnings per diluted share increased 22%. Our return on common equity (“ROCE”) was 18.9%, compared with 17.7% for the prior year, and our return on tangible common equity (“ROTCE”) was 22.6%(1), compared with 21.7%(1) for the prior year.

Adjusted net income available to common shareholders(1) for the year ended September 30, 2024, which excludes the impact of $97 million of expenses related to acquisitions completed in prior years, such as compensation expenses related to retention awards and amortization of identifiable intangible assets, increased 18% compared with adjusted net income available to common shareholders(1) for the prior year which, in addition to acquisition-related expenses, excluded the impact of a $32 million favorable insurance settlement related to a previously-settled legal matter. Our adjusted earnings per diluted share(1) increased 21% compared with the prior year. Adjusted ROCE was 19.6%(1), compared with 18.4%(1) for the prior year, and adjusted ROTCE was 23.3%(1), compared with 22.5%(1) in the prior year.

The increase in net revenues compared with the prior year was primarily due to higher asset management and related administrative fees, largely the result of higher PCG client assets in fee-based accounts at the beginning of each of the current-year billing periods compared with the prior-year billing periods. Brokerage revenues also increased compared with the prior year largely due to an increase in client activity in the PCG segment and investment banking revenues increased primarily due to more favorable market conditions in the current year. Offsetting these increases was a decrease in combined net interest income and RJBDP fees from third-party banks, as the favorable impacts of higher short-term interest rates and higher average interest-earning asset balances and RJBDP balances swept to third-party banks were more than offset by a significant increase in interest expense. The increase in interest expense was primarily due to a shift in the mix of deposit balances at our Bank segment, as RJBDP balances swept to the Bank segment declined compared with the prior year and a significant portion was replaced with higher-cost ESP balances and certificate of deposit balances.

Compensation, commissions and benefits expense increased 13%, primarily due to an increase in compensable revenues, as well as an increase in compensation costs to support our growth and annual salary increases. Our compensation ratio, or the ratio of compensation, commissions and benefits expense to net revenues, was 64.1%, compared with 62.8% for the prior year. Excluding acquisition-related compensation expenses, our adjusted compensation ratio was 63.7%(1), compared with an adjusted compensation ratio of 62.1%(1) for the prior year. The increase in the compensation ratio primarily resulted from changes in our revenue mix due to increases in compensable revenues compared with the prior year, as well as a decrease in combined net interest income and RJBDP fees from third-party banks, which have little associated direct compensation.

Non-compensation expenses decreased 4%, largely due to a significant decrease in expenses related to legal and regulatory matters, as the current year reflected net legal and regulatory matters reserve release while the prior year included elevated provisions for legal and regulatory matters, as well as a decrease in the bank loan provision for credit losses. Partially offsetting these decreases in expenses, was the impact of higher communications and information processing expenses resulting from continued investments in technology to benefit our clients and advisors and to support our growth, the aforementioned $32 million insurance settlement received in the prior year related to a previously-settled legal matter that did not reoccur, higher investment sub-advisory fees resulting from growth in assets under management in sub-advised programs, and higher non-interest expenses related to deposits, including the impact of a FDIC special assessment in the current year. Occupancy and equipment and business development expenses also increased compared with the prior year.

Our effective income tax rate was 21.8%, a decrease from 23.7% for the prior year, primarily due to the impact of a higher tax benefit recognized in the current year related to nontaxable valuation gains associated with our company-owned life insurance policies, as well as a change in the amount of nondeductible fines and penalties compared with the prior year.

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

As of September 30, 2024, tier 1 leverage ratio was 12.8% and total capital ratio was 24.1%, both well above regulatory capital requirements. We also continued to have substantial liquidity with $2.16 billion(1) of cash at the parent as of September 30, 2024. We believe our capital and funding position provide us the opportunity to manage our balance sheet prudently and to continue to be opportunistic and invest in growth. During the year ended September 30, 2024, we repurchased 7.7 million shares of our common stock under the Board of Directors’ common stock repurchase authorization for $900 million at an average price of $117 per share. After the effect of those repurchases, $644 million remained under the Board’s authorization. In total, we returned $1.3 billion of capital to shareholders through the combination of share repurchases and dividends in the fiscal year. We expect to continue to repurchase our common stock to offset dilution from share-based compensation and to be opportunistic with incremental repurchases. Given our capital and liquidity levels, we expect to maintain, or potentially increase, our share repurchase activity levels; however, we will continue to monitor market conditions and other capital needs as we consider the magnitude and timing of these repurchases.

As we look ahead, we believe we are well-positioned for long-term growth, with our strong capital and liquidity position, total client assets under administration of $1.57 trillion and net bank loans of $46 billion. We expect our fiscal first quarter of 2025 results to be favorably impacted by higher asset management and related administrative fees, which will benefit from the 7% increase in both PCG fee-based assets and financial assets under management from June 30, 2024 to September 30, 2024. In addition, our financial advisor recruiting activity remains robust, including a strong recruiting pipeline. We also have a healthy investment banking pipeline, and we expect investment banking revenues to benefit as the market environment becomes more constructive for transaction closings over the next few quarters. Although the market is still challenging, we expect fixed income brokerage revenues to benefit from increased activity from depository institutions resulting from decreases in short-term interest rates and the yield curve steepening. While the decline in short-term interest rates is expected to have a favorable impact on certain of our businesses, we anticipate our combined net interest income and RJBDP fees from third-party banks will decrease in our fiscal 2025 due to the 50-basis point and 25-basis point decreases in short-term interest rates enacted by the Fed in September 2024 and November 2024, respectively; although the magnitude of such decline is largely dependent on the level of short-term interest rates, including any additional rate cuts in our fiscal 2025, our interest-earning asset levels, client cash balances, and other factors that may impact the current market environment. While we maintain discipline in controlling our expenses, we continue to invest to support growth across our businesses which may increase expenses in future periods. Corporate loan growth has remained muted in fiscal 2024, but we believe we are well-positioned to increase lending as new origination activity increases, which may increase provisions for credit losses in future periods. In addition, although our current loan portfolio credit metrics are solid and we continue to proactively manage our credit risk in our loan portfolio, future economic deterioration or changes in the macroeconomic outlook could also result in increased bank loan provisions for credit losses in future periods.

Year ended September 30, 2023 compared with the year ended September 30, 2022

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K for a discussion of our fiscal 2023 results compared to fiscal 2022.

(1)For additional information, please see the “Liquidity and capital resources - Sources of liquidity” section in this MD&A.

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

	Year ended September 30,
$ in millions	2024	2023	2022
Net income available to common shareholders	$2,063	$1,733	$1,505
Non-GAAP adjustments:
Expenses directly related to acquisitions:
Compensation, commissions and benefits:
Acquisition-related retention	42	70	58
Other acquisition-related compensation	—	10	2
Total “Compensation, commissions and benefits” expense	42	80	60
Communications and information processing	2	2	—
Professional fees	4	3	12
Bank loan provision for credit losses — Initial provision for credit losses on acquired loans	—	—	26
Other:
Amortization of identifiable intangible assets	44	45	33
Initial provision for credit losses on acquired lending commitments	—	—	5
All other acquisition-related expenses	5	—	11
Total “Other” expense	49	45	49
Total expenses related to acquisitions	97	130	147
Other — Insurance settlement received	—	(32)	—
Pre-tax impact of non-GAAP adjustments	97	98	147
Tax effect of non-GAAP adjustments	(23)	(25)	(37)
Total non-GAAP adjustments, net of tax	74	73	110
Adjusted net income available to common shareholders	$2,137	$1,806	$1,615

Pre-tax income	$2,643	$2,280	2,022
Pre-tax impact of non-GAAP adjustments (as detailed above)	97	98	147
Adjusted pre-tax income	$2,740	$2,378	$2,169

Compensation, commissions and benefits expense	$8,213	$7,299	$7,329
Less: Total compensation-related acquisition expenses (as detailed above)	42	80	60
Adjusted “Compensation, commissions and benefits” expense	$8,171	$7,219	$7,269

Total compensation ratio	64.1%	62.8%	66.6%
Less the impact of non-GAAP adjustments on compensation ratio:
Acquisition-related retention	0.4%	0.6%	0.5%
Other acquisition-related compensation	—%	0.1%	—%
Total “Compensation, commissions and benefits” expenses related to acquisitions	0.4%	0.7%	0.5%
Adjusted total compensation ratio	63.7%	62.1%	66.1%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

	Year ended September 30,
$ in millions, except per share amounts	2024	2023	2022
Diluted earnings per common share	$9.70	$7.97	$6.98
Impact of non-GAAP adjustments on diluted earnings per common share:
Expenses directly related to acquisitions:
Compensation, commissions and benefits:
Acquisition-related retention	0.20	0.32	0.27
Other acquisition-related compensation	—	0.05	0.01
Total “Compensation, commissions and benefits” expense	0.20	0.37	0.28
Communications and information processing	0.01	0.01	—
Professional fees	0.02	0.01	0.06
Bank loan provision for credit losses — Initial provision for credit losses on acquired loans	—	—	0.12
Other:
Amortization of identifiable intangible assets	0.21	0.21	0.15
Initial provision for credit losses on acquired lending commitments	—	—	0.02
All other acquisition-related expenses	0.02	—	0.05
Total “Other” expense	0.23	0.21	0.22
Total expenses related to acquisitions	0.46	0.60	0.68
Other — Insurance settlement received	—	(0.15)	—
Tax effect of non-GAAP adjustments	(0.11)	(0.12)	(0.17)
Total non-GAAP adjustments, net of tax	0.35	0.33	0.51
Adjusted diluted earnings per common share	$10.05	$8.30	$7.49

Average common equity	$10,893	$9,791	$8,836
Impact of non-GAAP adjustments on average common equity:
Expenses directly related to acquisitions:
Compensation, commissions and benefits:
Acquisition-related retention	22	35	27
Other acquisition-related compensation	—	4	1
Total “Compensation, commissions and benefits” expense	22	39	28
Communications and information processing	—	1	—
Professional fees	2	1	6
Bank loan provision for credit losses — Initial provision for credit losses on acquired loans	—	—	10
Other:
Amortization of identifiable intangible assets	22	22	16
Initial provision for credit losses on acquired lending commitments	—	—	2
All other acquisition-related expenses	2	—	6
Total “Other” expense	24	22	24
Total expenses related to acquisitions	48	63	68
Other — Insurance settlement received	—	(26)	—
Tax effect of non-GAAP adjustments	(12)	(9)	(17)
Total non-GAAP adjustments, net of tax	36	28	51
Adjusted average common equity	$10,929	$9,819	$8,887

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

	Year ended September 30,
	2024	2023	2022
Average common equity	$10,893	$9,791	$8,836
Less:
Average goodwill and identifiable intangible assets, net	1,896	1,928	1,322
Average deferred tax liabilities related to goodwill and identifiable intangible assets, net	(134)	(129)	(94)
Average tangible common equity	$9,131	$7,992	$7,608
Impact of non-GAAP adjustments on average tangible common equity:
Compensation, commissions and benefits:
Acquisition-related retention	22	35	27
Other acquisition-related compensation	—	4	1
Total “Compensation, commissions and benefits” expense	22	39	28
Communications and information processing	—	1	—
Professional fees	2	1	6
Bank loan provision for credit losses — Initial provision for credit losses on acquired loans	—	—	10
Other:
Amortization of identifiable intangible assets	22	22	16
Initial provision for credit losses on acquired lending commitments	—	—	2
All other acquisition-related expenses	2	—	6
Total “Other” expense	24	22	24
Total expenses related to acquisitions	48	63	68
Other — Insurance settlement received	—	(26)	—
Tax effect of non-GAAP adjustments	(12)	(9)	(17)
Total non-GAAP adjustments, net of tax	36	28	51
Adjusted average tangible common equity	$9,167	$8,020	$7,659

Return on common equity	18.9%	17.7%	17.0%
Adjusted return on common equity	19.6%	18.4%	18.2%
Return on tangible common equity	22.6%	21.7%	19.8%
Adjusted return on tangible common equity	23.3%	22.5%	21.1%

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

NET INTEREST ANALYSIS

Largely in response to inflationary pressures since the beginning of fiscal year 2022, the Fed rapidly and consistently increased its benchmark short-term interest rate commencing in March 2022 and continuing throughout our fiscal year 2023. Since the beginning of our fiscal year 2023, the Fed increased the Fed funds target rate 225 basis points from a September 30, 2022 range of 3.00% to 3.25% to a range of 5.25% to 5.50% as of September 30, 2023, where it remained for the vast majority of our fiscal 2024. Effective September 19, 2024, the Fed reduced the Fed funds target rate by 50 basis points to a range of 4.75% to 5.00% and enacted an additional 25-basis point decrease in November 2024 to a range of 4.50% to 4.75%. The Fed has indicated that it intends to closely monitor market conditions to determine whether it will consider making additional downward adjustments to short-term interest rates in our fiscal 2025. The following table details the Fed’s short-term interest rate activity since the beginning of our fiscal year 2023.

RJF fiscal quarter ended	Effective date of interest rate action	Increase/(decrease) in interest rates (in basis points)	Fed funds target rate
September 30, 2022	September 22, 2022	75	3.00% - 3.25%
December 31, 2022	November 3, 2022	75	3.75% - 4.00%
December 31, 2022	December 15, 2022	50	4.25% - 4.50%
March 31, 2023	February 2, 2023	25	4.50% - 4.75%
March 31, 2023	March 23, 2023	25	4.75% - 5.00%
June 30, 2023	May 4, 2023	25	5.00% - 5.25%
September 30, 2023	July 27, 2023	25	5.25% - 5.50%
September 30, 2024	September 19, 2024	(50)	4.75% - 5.00%
December 31, 2024	November 8, 2024	(25)	4.50% - 4.75%

Given the relationship between our interest-sensitive assets and liabilities (primarily held in our PCG, Bank, and Other segments) and the nature of fees we earn from third-party banks on client cash balances swept to such banks as part of the RJBDP (included in account and service fees), our financial results are sensitive to changes in interest rates. Increases in short-term interest rates have historically resulted in an increase in our net earnings and we expect decreases in short-term interest rates to generally reduce our net earnings, although there may be offsetting favorable impacts. As it relates to our net interest income, the magnitude of the effect of a decrease in interest rates depends on a number of factors impacting balances, asset yields, and the cost of funding. The magnitude of the impact to our net interest margin depends on the yields on interest-earning assets relative to the cost of interest-bearing liabilities, including deposit rates paid to clients on their cash balances.

Decreases in short-term interest rates generally also result in a decrease to our RJBDP fees earned from third-party banks, although the magnitude of the impact may also be impacted by demand for cash balances by third-party banks and the rate paid to clients on their cash sweep balances. Rates paid to clients on their cash balances are generally impacted by the level of short-term interest rates, as well as competitive industry dynamics and the demand for client cash. Additionally, any future changes to regulatory rules or interpretations governing the fees the firm earns on cash sweep balances could also impact the rates we pay to clients on cash balances. In recent fiscal years, we have sought to continue to meet client demand for higher yields on cash balances, without sacrificing the benefits of FDIC insurance on such balances, by introducing new deposit products leveraging our bank subsidiaries or through initiatives offered within the RJBDP. Such programs include our ESP introduced to our clients in fiscal 2023 where such deposits are held by Raymond James Bank, offer enhanced rates to clients and, through a reciprocal deposit program, FDIC coverage of up to $50 million for certain accounts, as well as initiatives offered from time to time within the RJBDP program which may offer enhanced rates to clients on certain balances within the program. These programs, while meeting client needs and diversifying our funding sources, have a higher relative cost than other alternatives therefore reducing our net interest margin and yields on RJBDP balances.

Net interest income and RJBDP fees from third-party banks

	Year ended September 30,			% change
$ in millions	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net interest income	$2,130	$2,375	$1,203	(10)%	97%
RJBDP fees from third-party banks	607	498	202	22%	147%
Net interest income and RJBDP fees from third-party banks	$2,737	$2,873	$1,405	(5)%	104%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Year ended September 30, 2024 compared with the year ended September 30, 2023

Combined net interest income and RJBDP fees from third-party banks was $2.74 billion and $2.87 billion for the years ended September 30, 2024 and 2023, respectively. The 5% decline compared with the prior year was driven by a decline in net interest income, as the benefits of higher short-term interest rates and higher average interest-earning asset balances were more than offset by a significant increase in interest expense. The increase in interest expense was primarily due to a shift in the mix of deposit balances at our Bank segment, as RJBDP balances swept to the Bank segment declined compared with the prior year and a significant portion was replaced with higher-cost ESP balances and certificate of deposit balances. However, the growth in the ESP balances compared with the prior year has allowed us to deploy a relatively higher portion of RJBDP balances to third-party banks instead of our Bank segment which, coupled with higher yields earned on such balances, resulted in an increase in RJBDP fees from third-party banks compared with the prior year.

Refer to the discussion of our net interest income within the “Management’s Discussion and Analysis - Results of Operations” of our PCG, Bank, and Other segments, where applicable. Also refer to “Management’s Discussion and Analysis - Results of Operations - Private Client Group - Clients’ domestic cash sweep balances” for additional information on the RJBDP.

Year ended September 30, 2023 compared with the year ended September 30, 2022

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net Interest Analysis” of our 2023 Form 10-K for a discussion of our fiscal 2023 results compared to fiscal 2022.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

The following table presents our consolidated average interest-earning asset and interest-bearing liability balances, interest income and expense and the related rates.

	Year ended September 30,
	2024			2023			2022
$ in millions	Average balance	Interest	Average rate	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest-earning assets:
Bank segment:
Cash and cash equivalents	$5,694	$307	5.37%	$4,033	$199	4.89%	$1,884	$18	0.98%
Available-for-sale securities	9,852	220	2.23%	10,805	219	2.02%	9,651	136	1.40%
Loans held for sale and investment: (1) (2)
Loans held for investment:
SBL	15,000	1,081	7.09%	14,510	977	6.65%	9,561	324	3.34%
C&I loans	10,167	784	7.59%	10,955	767	6.90%	9,493	313	3.25%
CRE loans	7,425	568	7.53%	6,993	496	6.99%	4,205	158	3.70%
REIT loans	1,728	136	7.71%	1,680	119	6.99%	1,339	44	3.28%
Residential mortgage loans	9,069	329	3.62%	8,114	258	3.18%	6,170	170	2.76%
Tax-exempt loans (3)	1,428	38	3.30%	1,596	41	3.14%	1,355	35	3.15%
Loans held for sale	194	16	8.26%	173	13	7.61%	229	7	3.24%
Total loans held for sale and investment	45,011	2,952	6.48%	44,021	2,671	6.02%	32,352	1,051	3.24%
All other interest-earning assets	239	15	6.06%	156	9	5.67%	124	4	3.29%
Interest-earning assets — Bank segment	$60,796	$3,494	5.69%	$59,015	$3,098	5.21%	$44,011	$1,209	2.74%
All other segments:
Cash and cash equivalents	$3,358	$202	6.00%	$3,125	$159	5.08%	$4,114	$30	0.73%
Assets segregated for regulatory purposes and restricted cash	3,583	183	5.10%	4,722	197	4.17%	14,826	96	0.65%
Trading assets — debt securities	1,274	73	5.71%	1,059	57	5.40%	621	27	4.38%
Brokerage client receivables	2,287	187	8.17%	2,214	170	7.68%	2,529	100	3.94%
All other interest-earning assets	2,304	93	3.98%	1,809	67	3.46%	1,944	46	2.33%
Interest-earning assets — all other segments	$12,806	$738	5.74%	$12,929	$650	4.99%	$24,034	$299	1.24%
Total interest-earning assets	$73,602	$4,232	5.70%	$71,944	$3,748	5.17%	$68,045	$1,508	2.22%
Interest-bearing liabilities:
Bank segment:
Bank deposits:
Money market and savings accounts	$31,519	$681	2.16%	$40,463	$547	1.35%	$36,693	$81	0.22%
Interest-bearing checking accounts	20,329	1,001	4.92%	10,352	473	4.57%	2,061	39	1.88%
Certificates of deposit	2,633	123	4.66%	2,163	84	3.88%	870	15	1.68%
Total bank deposits (4)	54,481	1,805	3.31%	52,978	1,104	2.08%	39,624	135	0.34%
FHLB advances and all other interest-bearing liabilities	1,168	33	2.80%	1,364	37	2.67%	1,001	21	2.15%
Interest-bearing liabilities — Bank segment	$55,649	$1,838	3.30%	$54,342	$1,141	2.09%	$40,625	$156	0.38%
All other segments:
Trading liabilities — debt securities	$825	$44	5.34%	$727	$36	5.24%	$325	$12	3.64%
Brokerage client payables	4,663	83	1.78%	5,877	78	1.33%	15,530	24	0.15%
Senior notes payable	2,039	92	4.50%	2,038	92	4.53%	2,037	93	4.52%
All other interest-bearing liabilities (4)	1,157	45	4.03%	620	26	3.78%	328	20	2.48%
Interest-bearing liabilities — all other segments	$8,684	$264	3.06%	$9,262	$232	2.51%	$18,220	$149	0.82%
Total interest-bearing liabilities	$64,333	$2,102	3.27%	$63,604	$1,373	2.15%	$58,845	$305	0.52%
Firmwide net interest income		$2,130			$2,375			$1,203
Net interest margin (net yield on interest-earning assets):
Bank segment			2.67%			3.28%			2.39%
Firmwide			2.89%			3.30%			1.77%
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

	Year ended September 30,
	2024 compared to 2023			2023 compared to 2022
	Increase/(decrease) due to			Increase/(decrease) due to
$ in millions	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:	Interest income
Bank segment:
Cash and cash equivalents	$87	$21	$108	$40	$141	$181
Available-for-sale securities	(22)	23	$1	17	66	83
Loans held for sale and investment:
Loans held for investment:
SBL	35	69	104	223	430	653
C&I loans	(59)	76	17	55	399	454
CRE loans	32	40	72	145	193	338
REIT loans	3	14	17	14	61	75
Residential mortgage loans	32	39	71	59	29	88
Tax-exempt loans	(6)	3	(3)	6	—	6
Loans held for sale	2	1	3	(3)	9	6
Total loans held for sale and investment	39	242	281	499	1,121	1,620
All other interest-earning assets	5	1	6	1	4	5
Interest-earning assets — Bank segment	$109	$287	$396	$557	$1,332	$1,889
All other segments:
Cash and cash equivalents	$13	$30	$43	$(9)	$138	$129
Assets segregated for regulatory purposes and restricted cash	(58)	44	$(14)	(116)	217	101
Trading assets — debt securities	13	3	$16	23	7	30
Brokerage client receivables	6	11	$17	(14)	84	70
All other interest-earning assets	17	9	$26	(3)	24	21
Interest-earning assets — all other segments	$(9)	$97	$88	$(119)	$470	$351
Total interest-earning assets	$100	$384	$484	$438	$1,802	$2,240

Interest-bearing liabilities:	Interest expense
Bank segment:
Bank deposits:
Money market and savings accounts	$(163)	$297	$134	$9	$457	$466
Interest-bearing checking accounts	489	39	$528	321	113	434
Certificates of deposit	20	19	$39	37	32	69
Total bank deposits	346	355	701	367	602	969
FHLB advances and all other interest-bearing liabilities	(6)	2	(4)	10	6	16
Interest-bearing liabilities — Bank segment	$340	$357	$697	$377	$608	$985
All other segments:
Trading liabilities — debt securities	7	1	8	18	6	24
Brokerage client payables	(21)	26	5	(23)	77	54
Senior notes payable	—	—	—	—	(1)	(1)
All other interest-bearing liabilities	17	2	19	4	2	6
Interest-bearing liabilities — all other segments	$3	$29	$32	$(1)	$84	$83
Total interest-bearing liabilities	$343	$386	$729	$376	$692	$1,068
Change in firmwide net interest income	$(243)	$(2)	$(245)	$62	$1,110	$1,172

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

RESULTS OF OPERATIONS – PRIVATE CLIENT GROUP

Through our PCG segment, we provide financial planning, investment advisory, and securities transaction services for which we generally charge either asset-based fees (presented in “Asset management and related administrative fees”) or sales commissions (presented in “Brokerage revenues”). We also earn revenues for distribution and related support services performed related to mutual and other funds, fixed and variable annuities, and insurance products. Asset management and related administrative fees and brokerage revenues in this segment are typically correlated with the level of PCG client AUA, including those in fee-based accounts, as well as the overall U.S. equity markets. In periods where equity markets improve, AUA and client activity generally increase, thereby having a favorable impact on net revenues. In periods of rising interest rates, we may also see increased interest in fixed income and fixed annuity products.

We also earn servicing fees, such as omnibus and education and marketing support fees, from mutual fund, annuity, and exchange-traded product companies whose products we distribute. Servicing fees earned from such companies are based on the level of assets or number of positions in such programs or a flat fee. Our PCG segment also earns fees from banks to which we sweep clients’ cash in the RJBDP, including both third-party banks and our Bank segment. Such fees, which generally fluctuate based on average balances in the program and the level of short-term interest rates, are included in “Account and service fees.” See “Clients’ domestic cash sweep balances” in the “Selected key metrics” section and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net interest analysis” of this Form 10-K for additional information about fees earned from the RJBDP.

Net interest income in the PCG segment is primarily generated by interest earnings on assets segregated for regulatory purposes, margin loans provided to clients, cash balances, and securities borrowing transactions, less interest paid on client cash balances in the CIP and securities lending transactions. Amounts are impacted by client cash balances in the CIP and short-term interest rates. Higher client cash balances generally lead to increased net interest income, depending on interest rate spreads realized in the CIP (i.e., between interest received on assets segregated for regulatory purposes and interest paid on CIP balances). For additional information on client cash balances, see “Clients’ domestic cash sweep balances” in the “Selected key metrics” section.

For an overview of our PCG segment operations, refer to the information presented in “Item 1 - Business” of this Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Operating results

	Year ended September 30,			% change
$ in millions	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Revenues:
Asset management and related administrative fees	$5,246	$4,545	$4,710	15%	(4)%
Brokerage revenues:
Mutual and other fund products	567	540	620	5%	(13)%
Insurance and annuity products	519	439	438	18%	—%
Equities, ETFs and fixed income products	545	455	458	20%	(1)%
Total brokerage revenues	1,631	1,434	1,516	14%	(5)%
Account and service fees:
Mutual fund and annuity service fees	461	415	428	11%	(3)%
RJBDP fees:
Bank segment	824	1,093	357	(25)%	206%
Third-party banks	607	498	202	22%	147%
Client account and other fees	264	231	220	14%	5%
Total account and service fees	2,156	2,237	1,207	(4)%	85%
Investment banking	38	35	38	9%	(8)%
Interest income	480	455	249	5%	83%
All other	27	48	32	(44)%	50%
Total revenues	9,578	8,754	7,752	9%	13%
Interest expense	(119)	(100)	(42)	19%	138%
Net revenues	9,459	8,654	7,710	9%	12%
Non-interest expenses:
Financial advisor compensation and benefits	5,154	4,537	4,696	14%	(3)%
Administrative compensation and benefits	1,546	1,390	1,199	11%	16%
Total compensation, commissions and benefits	6,700	5,927	5,895	13%	1%
Non-compensation expenses:
Communications and information processing	420	388	332	8%	17%
Occupancy and equipment	227	211	198	8%	7%
Business development	167	155	126	8%	23%
Professional fees	69	65	56	6%	16%
All other	91	145	73	(37)%	99%
Total non-compensation expenses	974	964	785	1%	23%
Total non-interest expenses	7,674	6,891	6,680	11%	3%
Pre-tax income	$1,785	$1,763	$1,030	1%	71%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Selected key metrics

PCG client asset balances

	As of September 30,			% change
$ in billions	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
AUA	$1,507.0	$1,201.2	$1,039.0	25%	16%
Assets in fee-based accounts (1)	$875.2	$683.2	$586.0	28%	17%
Percent of AUA in fee-based accounts	58.1%	56.9%	56.4%

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

As of September 30, 2024, 2023, and 2022, PCG AUA included assets associated with firms affiliated with us through our RCS division of $180.7 billion, $133.3 billion, and $108.5 billion, respectively, of which $153.1 billion, $111.7 billion, and $89.9 billion, respectively, were assets in fee-based accounts. Based on the nature of the services provided to such firms, revenues related to these assets are included in “Account and services fees.”

Domestic PCG net new assets

	As of September 30,
$ in millions	2024	2023	2022
Domestic PCG net new assets (1)	$60,709	$73,254	$95,041
Domestic PCG net new assets growth (2)	5.5%	7.7%	8.5%

(1)Domestic PCG net new assets represents domestic PCG client inflows, including dividends and interest, less domestic PCG client outflows, including commissions, advisory fees, and other fees.
(2)The domestic PCG net new assets growth percentage is based on the beginning domestic PCG AUA balance for the indicated period.

PCG AUA and PCG assets in fee-based accounts as of September 30, 2024 increased 25% and 28%, respectively, compared with September 30, 2023, resulting from equity market appreciation and net new assets, due to the favorable impact of our advisor retention and recruiting. PCG assets in fee-based accounts continued to be a significant percentage of overall PCG AUA due to many clients’ preference for fee-based alternatives versus transaction-based accounts and, as a result, a significant portion of our PCG revenues is more directly impacted by market movements.

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

Financial advisors

	As of September 30,
	2024	2023	2022
Employees	3,826	3,693	3,638
Independent contractors	4,961	5,019	5,043
Total advisors	8,787	8,712	8,681

The number of financial advisors as of September 30, 2024 increased compared to the prior year, as new recruits and trainees that were moved into production roles exceeded departures and planned retirements. Generally, with planned retirements, assets are retained at the firm pursuant to advisor succession plans. During the year ended September 30, 2024, we continued to experience net transfers to our RCS division. Advisors in our RCS division are not included in our financial advisor metric although their client assets are included in PCG AUA. We may continue to experience transfers to our RCS division; however, consistent with our experience in recent fiscal years, we would not expect these financial advisor transfers to significantly impact our results of operations.

Clients’ domestic cash sweep balances and ESP balances

	As of September 30,
$ in millions	2024	2023	2022
RJBDP:
Bank segment	$23,978	$25,355	$38,705
Third-party banks	18,226	15,858	21,964
Subtotal RJBDP	42,204	41,213	60,669
CIP	1,653	1,620	6,445
Total clients’ domestic cash sweep balances	43,857	42,833	67,114
ESP (1)	14,018	13,592	—
Total clients’ domestic cash sweep and ESP balances	$57,875	$56,425	$67,114

(1)In March 2023, we introduced our ESP, in which PCG clients may deposit cash in a high-yield Raymond James Bank account. ESP balances held at Raymond James Bank as of the respective year end were included in “Bank deposits” on our Consolidated Statement of Financial Condition.

	Year ended September 30,
	2024	2023	2022
Average yield on RJBDP - third-party banks	3.50%	3.20%	0.82%

A portion of our domestic clients’ cash is included in the RJBDP, a multi-bank sweep program in which clients’ cash deposits in their brokerage accounts are swept into interest-bearing deposit accounts at either of our bank subsidiaries, which are included in our Bank segment, or various third-party banks. Balances swept to third-party banks are not reflected on our Consolidated Statements of Financial Condition. Our PCG segment earns servicing fees for the administrative services we provide related to our clients’ deposits that are swept to banks as part of the RJBDP. These servicing fees are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates and the interest paid to clients on balances in the RJBDP. Under our intersegment policies, the PCG segment receives from our Bank segment the greater of a base servicing fee or a net yield equivalent to the average yield that the firm would otherwise receive from third-party banks in the RJBDP. In the current interest rate environment the PCG segment RJBDP fee revenues are derived from the yield from third-party banks in the program and the Bank segment RJBDP servicing costs reflect such market rate for the deposits. In fiscal 2022, the PCG segment revenues reflected the base servicing fee until May 2022, when the yield from third-party banks first exceeded such level. The fees that the PCG segment earns from the Bank segment, as well as the servicing costs incurred on the deposits in the Bank segment, are eliminated in consolidation.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

The “Average yield on RJBDP - third-party banks” in the preceding table is computed by dividing RJBDP fees from third-party banks, which are net of the interest expense paid to clients by the third-party banks, by the average daily RJBDP balances at third-party banks. The average yield on RJBDP - third-party banks increased from the prior year largely as a result of the increases in the Fed’s short-term benchmark interest rate throughout fiscal 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net interest analysis” of this Form 10-K for additional information.

Total clients’ domestic cash sweep and ESP balances increased 3% compared with September 30, 2023, with increases in both RJBDP balances and the ESP, which was introduced to clients in March 2023. PCG segment results can be impacted by not only changes in the level of client cash balances, but also by the allocation of client cash balances between the RJBDP, the CIP, and the ESP, as the PCG segment may earn different amounts from each of these client cash destinations, depending on multiple factors. For example, the ESP has provided us the flexibility to sweep more RJBDP balances to third-party banks and reduce the amount of RJBDP balances held in our Bank segment.

Year ended September 30, 2024 compared with the year ended September 30, 2023

Net revenues of $9.46 billion increased 9% and pre-tax income of $1.79 billion increased 1%.

Asset management and related administrative fees increased $701 million, or 15%, primarily due to higher assets in fee-based accounts at the beginning of each of the current year quarterly billing periods compared with the prior-year billing periods resulting from market appreciation and net new assets, due to the favorable impact of our advisor retention and recruiting.

Brokerage revenues increased $197 million, or 14%, primarily due to higher client activity in the current year.

Account and service fees decreased $81 million, or 4%, primarily due to a decrease in RJBDP fees resulting from lower average client cash sweep balances. RJBDP fees paid to PCG from our Bank segment decreased due to a decline in balances allocated to our Bank segment which more than offset the impact of higher short-term interest rates, while RJBDP fees from third-party banks increased due to the aforementioned increase in short-term interest rates, as well as higher average balances swept to such banks. Partially offsetting the decline in total RJBDP fees, mutual fund service fees increased, primarily from higher average mutual fund assets, and client account and other fees increased primarily due to business growth.

Net interest income increased $6 million, or 2%.

Other revenues decreased $21 million, or 44%, primarily due to a favorable arbitration award during the prior year, which did not reoccur in the current year.

Compensation-related expenses increased $773 million, or 13%, primarily due to higher commission expense resulting from higher compensable revenues, including asset management and related administrative fees and brokerage revenues, as well as an increase in compensation costs to support our growth and annual salary increases.

Non-compensation expenses increased $10 million, or 1%, compared with the prior year primarily due higher communications and information processing, occupancy and equipment, and business development expenses largely to support our growth. These increases were partially offset by the favorable impact of a net legal and regulatory matters reserve release in the current year compared with elevated provisions for legal and regulatory matters in the prior year.

Year ended September 30, 2023 compared with the year ended September 30, 2022

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K for a discussion of our fiscal 2023 results compared to fiscal 2022.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

RESULTS OF OPERATIONS – CAPITAL MARKETS

Our Capital Markets segment conducts investment banking, institutional sales and trading of financial instruments, equity research, and the syndication and management of investments in low-income housing funds and funds of a similar nature, the majority of which qualify for tax credits.

We provide various investment banking services, including merger & acquisition advisory, and other advisory services, underwriting and placement of public and private equity and debt securities for corporate clients, private capital fundraising, and public financing activities. Revenues from investment banking activities are driven principally by our role in the transaction and the number and sizes of the transactions in which we are involved.

We earn brokerage revenues for the sale of both equity and fixed income products to institutional clients, as well as from our market-making activities in fixed income debt instruments. Client activity is influenced by a combination of general market activity and our Capital Markets group’s ability to find attractive investment opportunities for clients.  In certain cases, we transact on a principal basis, which involves the purchase of financial instruments from, and the sale of financial instruments to, our clients as well as other dealers who may be purchasing or selling financial instruments for their own account or acting on behalf of their clients.  Profits and losses related to this activity are primarily derived from the spreads between bid and ask prices, as well as market trends for the individual securities during the period we hold them. To facilitate such transactions, we carry inventories of financial instruments. In our fixed income businesses, we also enter into interest rate swaps and futures contracts to facilitate client transactions or to actively manage risk exposures.

For an overview of our Capital Markets segment operations, refer to the information presented in “Item 1 - Business” of this Form 10-K.

Operating results

	Year ended September 30,			% change
$ in millions	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Revenues:
Brokerage revenues:
Fixed income	$367	$345	$448	6%	(23)%
Equity	143	130	142	10%	(8)%
Total brokerage revenues	510	475	590	7%	(19)%
Investment banking:
Merger & acquisition and advisory	521	418	709	25%	(41)%
Equity underwriting	131	85	210	54%	(60)%
Debt underwriting	168	110	143	53%	(23)%
Total investment banking	820	613	1,062	34%	(42)%
Interest income	109	88	36	24%	144%
Affordable housing investments business revenues	118	109	127	8%	(14)%
All other	18	14	21	29%	(33)%
Total revenues	1,575	1,299	1,836	21%	(29)%
Interest expense	(103)	(85)	(27)	21%	215%
Net revenues	1,472	1,214	1,809	21%	(33)%
Non-interest expenses:
Compensation, commissions and benefits	1,002	902	1,065	11%	(15)%
Non-compensation expenses:
Communications and information processing	115	102	89	13%	15%
Occupancy and equipment	47	42	38	12%	11%
Business development	61	61	45	—%	36%
Professional fees	60	56	47	7%	19%
All other	120	142	110	(15)%	29%
Total non-compensation expenses	403	403	329	—%	22%
Total non-interest expenses	1,405	1,305	1,394	8%	(6)%
Pre-tax income/(loss)	$67	$(91)	$415	NM	NM

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Year ended September 30, 2024 compared with the year ended September 30, 2023

Net revenues of $1.47 billion increased 21% and we generated pre-tax income of $67 million compared with a pre-tax loss of $91 million for the prior year.

Investment banking revenues increased $207 million, or 34%, primarily due to a higher volume of transactions closed as a result of more favorable investment banking market conditions in the current year compared to the prior year.

Brokerage revenues increased $35 million, or 7%, due to an increase in fixed income brokerage revenues primarily resulting from increased activity from depository institution clients, as well as an increase in equity brokerage revenues primarily due to higher levels of client activity.

Compensation-related expenses increased $100 million, or 11%, primarily due to the increase in revenues, as well as an increase in compensation costs to support our growth and annual salary increases.

Non-compensation expenses remained flat as higher communications and information processing expenses, occupancy and equipment expenses, and professional fees were offset by lower provisions for legal and regulatory matters.

Year ended September 30, 2023 compared with the year ended September 30, 2022

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K for a discussion of our fiscal 2023 results compared to fiscal 2022.

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

Operating results

	Year ended September 30,			% change
$ in millions	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Revenues:
Asset management and related administrative fees:
Managed programs	$660	$573	$585	15%	(2)%
Administration and other	323	273	297	18%	(8)%
Total asset management and related administrative fees	983	846	882	16%	(4)%
Account and service fees	22	21	22	5%	(5)%
All other	22	18	10	22%	80%
Net revenues	1,027	885	914	16%	(3)%
Non-interest expenses:
Compensation, commissions and benefits	223	198	194	13%	2%
Non-compensation expenses:
Communications and information processing	63	57	53	11%	8%
Investment sub-advisory fees	178	147	149	21%	(1)%
All other	142	132	132	8%	—%
Total non-compensation expenses	383	336	334	14%	1%
Total non-interest expenses	606	534	528	13%	1%
Pre-tax income	$421	$351	$386	20%	(9)%

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

Revenues related to fee-based AUA in our PCG segment are shared by the PCG and Asset Management segments, the amount of which depends on whether or not clients are invested in assets that are in managed programs overseen by our Asset Management segment and the administrative services provided (see our “Management’s Discussion and Analysis - Results of Operations - Private Client Group” for additional information). Our AUM in AMS are impacted by market fluctuations and net inflows or outflows of assets, including transfers between fee-based accounts and transaction-based accounts within our PCG segment.

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

Fees for our managed programs are generally collected quarterly. Approximately 75% of these fees are based on balances as of the beginning of the quarter (primarily in AMS), approximately 10% are based on balances as of the end of the quarter, and approximately 15% are based on average daily balances throughout the quarter.

Financial assets under management

	As of September 30,
$ in billions	2024	2023	2022
AMS (1)	$182.7	$139.2	$119.8
Raymond James Investment Management	76.8	68.7	64.2
Subtotal financial assets under management	259.5	207.9	184.0
Less: Assets managed for affiliated entities (2)	(14.7)	(11.5)	(10.2)
Total financial assets under management	$244.8	$196.4	$173.8

(1)Represents the portion of our PCG segment fee-based AUA (as disclosed in “Assets in fee-based accounts” in the “Selected key metrics - PCG client asset balances” section of our “Management’s Discussion and Analysis - Results of Operations - Private Client Group”) that is invested in managed programs overseen by the Asset Management segment.
(2)Represents the portion of the AMS AUM that is managed by Raymond James Investment Management and, as a result, is included in both AMS and Raymond James Investment Management in the preceding table. This amount is removed in the calculation of “Total financial assets under management.”

Activity (including activity in assets managed for affiliated entities)

	Year ended September 30,
$ in billions	2024	2023	2022
Financial assets under management at beginning of year	$207.9	$184.0	$202.2
Raymond James Investment Management:
Net inflows/(outflows)	(2.9)	2.2	(1.5)
Acquisition of Chartwell Investment Partners (“Chartwell”) (1)	—	—	9.8
AMS - net inflows	10.1	6.0	9.7
Net market appreciation/(depreciation) in asset values	44.4	15.7	(36.2)
Financial assets under management at end of year	$259.5	$207.9	$184.0

(1)Represents June 1, 2022 assets under management of Chartwell, a registered investment adviser acquired as part of the TriState Capital acquisition. See Note 3 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information about this acquisition.

AMS

See “Management’s Discussion and Analysis - Results of Operations - Private Client Group” for additional information about our retail client assets, including those fee-based assets invested in programs managed by AMS.

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

	As of September 30, 2024
$ in billions	AUM	Average fee rate
Equity	$22.2	0.56%
Fixed income	44.7	0.20%
Balanced	9.9	0.33%
Total financial assets under management	$76.8	0.32%

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

	Year ended September 30,
$ in billions	2024	2023	2022
Total assets	$506.2	$391.1	$329.2

The increase in these assets compared to the prior year was primarily due to market appreciation, successful financial advisor retention and recruiting, and the continued trend of clients moving to fee-based accounts from transaction-based accounts. Administrative fees associated with these programs are predominantly based on balances at the beginning of each quarterly billing period.

RJ Trust

The following table includes assets held in asset-based programs in RJ Trust (including those managed for affiliated entities).

	Year ended September 30,
$ in billions	2024	2023	2022
Total assets	$10.6	$8.5	$7.3

Fees earned on trust services are primarily reported within “Asset management and related administrative fees” on the Consolidated Statements of Income and Comprehensive Income.

Year ended September 30, 2024 compared with the year ended September 30, 2023

Net revenues of $1.03 billion increased 16% and pre-tax income of $421 million increased 20%.

Asset management and related administrative fees increased $137 million, or 16%, driven by higher financial assets under management and assets in non-discretionary asset-based programs at AMS, primarily due to market-driven appreciation in asset values and net inflows to PCG fee-based accounts.

Compensation expenses increased $25 million, or 13%, primarily due to higher revenues, as well as an increase in compensation costs to support our growth and annual cost increases, including salaries. Non-compensation expenses increased $47 million, or 14%, largely due to higher investment sub-advisory fees, resulting from the increase in assets under management in sub-advised programs, as well as higher communications and information processing expenses.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Year ended September 30, 2023 compared to the year ended September 30, 2022

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K for a discussion of our fiscal 2023 results compared to fiscal 2022.

RESULTS OF OPERATIONS – BANK

The Bank segment provides various types of loans, including SBL, corporate loans, residential mortgage loans, and tax-exempt loans. Our Bank segment is active in corporate loan syndications and participations and lending directly to clients. We also provide FDIC-insured deposit accounts, including to clients of our broker-dealer subsidiaries, as well as other retail and corporate deposit and liquidity management products and services. Our Bank segment generates net interest income principally through the interest income earned on loans and an investment portfolio of available-for-sale securities, which is offset by the interest expense it pays on client deposits and on its borrowings. Our Bank segment’s net interest income is affected by the levels of interest rates, interest-earning assets, and interest-bearing liabilities. Depending upon interest costs incurred on interest-bearing liabilities, higher interest-earning asset balances and higher interest rates generally lead to increased net interest income, and conversely, decreases in short-term interest rates generally lead to lower net interest income. For additional information on average interest-earning asset and interest-bearing liability balances and the related interest income and expense, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net interest analysis” of this Form 10-K. For an overview of our Bank segment operations, refer to the information presented in “Item 1 - Business” of this Form 10-K. Our Bank segment results included the results of TriState Capital Bank since the acquisition date of June 1, 2022. See Note 3 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding this acquisition.

Operating results

	Year ended September 30,			% change
$ in millions	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Revenues:
Interest income	$3,494	$3,098	$1,209	13%	156%
Interest expense	(1,838)	(1,141)	(156)	61%	631%
Net interest income	1,656	1,957	1,053	(15)%	86%
All other	60	56	31	7%	81%
Net revenues	1,716	2,013	1,084	(15)%	86%
Non-interest expenses:
Compensation and benefits	180	177	84	2%	111%
Non-compensation expenses:
Bank loan provision for credit losses	45	132	100	(66)%	32%
RJBDP fees to PCG	824	1,093	357	(25)%	206%
All other	287	240	161	20%	49%
Total non-compensation expenses	1,156	1,465	618	(21)%	137%
Total non-interest expenses	1,336	1,642	702	(19)%	134%
Pre-tax income	$380	$371	$382	2%	(3)%

Year ended September 30, 2024 compared with the year ended September 30, 2023

Net revenues of $1.72 billion decreased 15%, while pre-tax income of $380 million increased 2%.

Net interest income decreased $301 million, or 15%, primarily due to increased interest expense resulting from a higher-cost mix of deposits, as RJBDP balances declined and a significant portion was replaced with higher-cost ESP balances, which was introduced to clients in March 2023, and certificate of deposit balances. The increase in interest expense was partially offset by an increase in interest income, primarily due to higher short-term interest rates and higher average interest-earning asset balances during the current year. The Bank segment net interest margin decreased to 2.67% from 3.28% for the prior year.

The bank loan provision for credit losses was $45 million for the current year, a decrease of $87 million compared with $132 million for the prior year. The bank loan provision for credit losses for the current year primarily reflected the impacts of loan growth, specific reserves, loan downgrades, and charge-offs in our C&I and CRE loan portfolios, partially offset by the favorable impacts of an improved economic forecast, loan repayments, and loan sales in the C&I loan portfolio. The bank loan provision for credit losses for the prior year primarily reflected the impacts of a weakened macroeconomic outlook for certain loan portfolios, including a weakened outlook for commercial real estate prices compared with the preceding year, charge-offs

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

of certain loans, and loan downgrades during the year. These negative impacts on the prior-year provision were partially offset by the favorable impacts of loan repayments and sales, which had a larger impact than provisions on new loans during the prior year.

Non-compensation expenses, excluding the bank loan provision for credit losses, decreased $222 million, or 17%, primarily due to a decrease in RJBDP fees paid to PCG. RJBDP fees paid to PCG decreased $269 million, or 25%, primarily due to the aforementioned decline in RJBDP balances swept to the Bank segment, partially offset by an increase in rates applicable to such balances. These Bank segment fees and the related revenues earned by the PCG segment are eliminated in consolidation. The decrease in RJBDP fees paid to PCG was partially offset by increases in expenses related to deposits, including an incremental FDIC special assessment enacted during the current year and expenses related to the ESP and certificate of deposit issuances during the current year, as well as higher communications and information processing expenses. The FDIC special assessment resulted in $10 million of incremental expense for the year ended September 30, 2024.

Year ended September 30, 2023 compared to the year ended September 30, 2022

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K for a discussion of our fiscal 2023 results compared to fiscal 2022.

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

Operating results

	Year ended September 30,			% change
$ in millions	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Revenues:
Interest income	$193	$147	$25	31%	488%
All other	6	9	18	(33)%	(50)%
Total revenues	199	156	43	28%	263%
Interest expense	(100)	(97)	(93)	3%	4%
Net revenues	99	59	(50)	68%	NM
Non-interest expenses:
Compensation and benefits	104	95	90	9%	6%
Insurance settlement received	—	(32)	—	100%	NM
All other	5	110	51	(95)%	116%
Total non-interest expenses	109	173	141	(37)%	23%
Pre-tax loss	$(10)	$(114)	$(191)	91%	40%

Year ended September 30, 2024 compared to the year ended September 30, 2023

Pre-tax loss was $10 million compared with a pre-tax loss of $114 million in the prior year.

Net revenues increased $40 million, primarily due to an increase in interest income earned as a result of higher short-term interest rates applicable to our corporate cash balances and, to a lesser extent, higher average corporate cash balances.

Non-interest expenses decreased $64 million, or 37%, primarily due to the positive impact of a net legal and regulatory matters reserve release in the current year compared with a provision for legal and regulatory matters in the prior year, partially offset by the impacts of a $32 million insurance settlement received during the prior year related to a previously-settled legal matter that did not reoccur in the current year and, to a lesser extent, higher compensation expenses in the current year.

Year ended September 30, 2023 compared to the year ended September 30, 2022

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K for a discussion of our fiscal 2023 results compared to fiscal 2022.

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

Total assets of $82.99 billion as of September 30, 2024 were $4.63 billion, or 6%, greater than our total assets as of September 30, 2023. Bank loans, net increased $2.22 billion primarily driven by increases in SBL and residential mortgage loans. Cash and cash equivalents increased $1.69 billion primarily driven by an increase in cash held in our Bank segment, largely resulting from an increase in bank deposits during the year. Other assets increased $564 million, partially due to valuation increases on our company-owned life insurance policies. Collateralized agreements, trading assets, and other receivables, net also increased $331 million, $293 million, and $217 million, respectively. These increases were partially offset by a $921 million decrease in available-for-sale securities primarily driven by net maturities.

As of September 30, 2024, our total liabilities of $71.33 billion were $3.15 billion, or 5%, greater than our total liabilities as of September 30, 2023, largely due to a $1.81 billion increase in bank deposits. Collateralized financings also increased $601 million due to an increase in securities lending activity and repurchase agreements in support of our brokerage operations. Accrued compensation, commissions, and benefits, brokerage client payables, and trading liabilities also increased $411 million, $378 million, and $260 million, respectively. These increases were partially offset by a $266 million decrease in derivative liabilities.

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

Liquidity and capital resources are provided primarily through our business operations and financing activities.  Our business operations generate substantially all of their own liquidity and funding needs. We have a contingency funding plan which would guide our actions if one or more of our businesses were to experience disruptions from normal funding and liquidity sources. These actions include reallocating client cash balances in the RJBDP from third-party banks to our bank subsidiaries thereby bringing those deposits onto our Consolidated Statements of Financial Condition, increasing our FHLB borrowings or borrowing from the Federal Reserve’s discount window at our bank subsidiaries, accessing committed and uncommitted lines of credit at the parent or certain operating subsidiaries, or accessing capital markets.

We also have the ability to create additional sources of funding by developing new products to meet the financial needs of our clients, such as the ESP deposit offering which was introduced to PCG clients in fiscal 2023 and, from time to time, offering enhanced rates on certain RJBDP deposits. With each of our deposit offerings, we work to obtain sufficient liquidity to support our business operations while also maintaining a high level of FDIC insurance coverage for our clients.

Our financing activities could also include bank borrowings, collateralized financing arrangements, or additional capital raising activities under our “universal” shelf registration statement. We believe our existing assets, most of which can be readily monetized, together with funds generated from operations and available from committed and uncommitted financing facilities, provide adequate funds for continuing operations at current levels of activity in the short-term. We also believe that we will be able to continue to meet our long-term funding and liquidity requirements due to our strong financial position and ability to access capital from financial markets.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Liquidity and capital management

Senior management establishes our liquidity and capital management frameworks. Our liquidity and capital management frameworks are overseen by our Asset and Liability Committee, a senior management committee that develops and executes strategies and policies to manage our liquidity risk and interest rate risk, as well as provides oversight over the firm’s investments. Our liquidity management framework is designed to ensure we have a sufficient amount of funding, even when funding markets experience stress. We manage the maturities and diversity of our funding across products and seek to maintain a diversified funding profile with an appropriate tenor, taking into consideration the characteristics and liquidity profile of our assets (e.g., the maturities of our available-for-sale securities portfolio). The liquidity management framework includes senior management’s review of short- and long-term cash flow forecasts, review of necessary expenditures, monitoring of the availability of alternative sources of financing, and daily monitoring of liquidity in our significant subsidiaries. Our decisions on the allocation of resources to our business units consider, among other factors, projected profitability, cash flow, risk, future liquidity needs, and required capital levels. Our treasury department assists in evaluating, monitoring, and controlling the impact that our business activities have on our financial condition and liquidity, and also maintains our relationships with various lenders. The objective of our liquidity management framework is to support the successful execution of our business strategies while ensuring ongoing and sufficient funding and liquidity.

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

Capital structure

Common equity (i.e., common stock, additional paid-in capital, and retained earnings) is the primary component of our capital structure. Common equity allows for the absorption of losses on an ongoing basis and for the conservation of resources during stress periods, as we have discretion on the amount and timing of dividends and other capital actions. Information about our common equity is included in the Consolidated Statements of Financial Condition, the Consolidated Statements of Changes in Shareholders’ Equity, and Note 20 of the Notes to Consolidated Financial Statements of this Form 10-K.

Under regulatory capital rules applicable to us as a bank holding company that has made an election to be a financial holding company, we are required to maintain minimum leverage ratios (defined as tier 1 capital divided by adjusted average assets), as well as minimum ratios of tier 1 capital, common equity tier 1 (“CET1”), and total capital to risk-weighted assets. These capital ratios incorporate quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under the regulatory capital rules and are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. We calculate these ratios in order to assess compliance with both regulatory requirements and internal capital policies. In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. See Note 24 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information about our regulatory capital and related capital ratios.

We have classified all of our investments in debt securities as available-for-sale and have not classified any of our investments in debt securities as held-to-maturity. Accordingly, we account for our available-for-sale securities at fair value at each reporting date, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income/(loss) (“AOCI”). Current Basel III rules permit us to make an election to exclude most components of AOCI when calculating CET1, tier 1 capital, and total capital. We have elected the AOCI opt-out for regulatory capital purposes and therefore exclude certain elements of AOCI, including gains/losses on our available-for-sale portfolio, from our capital calculations.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

The following table presents the components of RJF’s regulatory capital used to calculate the aforementioned regulatory capital ratios.

$ in millions	September 30, 2024	September 30, 2023
Common equity tier 1 capital/Tier 1 capital
Common stock and related additional paid-in capital	$3,253	$3,145
Retained earnings	11,894	10,213
Treasury stock	(3,051)	(2,252)
Accumulated other comprehensive loss	(502)	(971)
Less: Goodwill and identifiable intangible assets, net of related deferred tax liabilities	(1,748)	(1,776)
Other adjustments	461	886
Common equity tier 1 capital	10,307	9,245
Preferred stock	79	79
Less: Tier 1 capital deductions	(3)	(3)
Tier 1 capital	10,383	9,321
Tier 2 capital
Qualifying subordinated debt	99	100
Qualifying allowances for credit losses	519	513
Tier 2 capital	618	613
Total capital	$11,001	$9,934

The following table presents RJF’s risk-weighted assets by exposure type used to calculate the aforementioned regulatory capital ratios.

$ in millions	September 30, 2024	September 30, 2023
On-balance sheet assets:
Corporate exposures	$19,118	$19,262
Exposures to sovereign and government-sponsored entities (1)	1,611	1,844
Exposures to depository institutions, foreign banks, and credit unions	2,009	1,878
Exposures to public-sector entities	621	698
Residential mortgage exposures	4,760	4,377
Statutory multi-family mortgage exposures	213	118
High volatility commercial real estate exposures	83	141
Past due loans	284	203
Equity exposures	706	538
Securitization exposures	134	134
Other assets	9,894	8,665
Off-balance sheet:
Standby letters of credit	83	91
Commitments with original maturity of one year or less	181	131
Commitments with original maturity greater than one year	2,415	2,396
Over-the-counter derivatives	284	311
Other off-balance sheet items	429	275
Market risk-weighted assets	2,800	2,485
Total standardized risk-weighted assets	$45,625	$43,547
(1)Exposure is predominantly to the U.S. government and its agencies.

Cash flows

Cash and cash equivalents (excluding amounts segregated for regulatory purposes and restricted cash) of $11.00 billion at September 30, 2024 increased $1.69 billion compared with September 30, 2023. The increase in cash and cash equivalents primarily resulted from net income, an increase in bank deposits, net maturities of available-for-sale securities during the year, and proceeds from loan sales. These increases were partially offset by investments in bank loans, common stock repurchases and dividends paid on our common and preferred stock.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Sources of liquidity

Approximately $2.16 billion of our total September 30, 2024 cash and cash equivalents was RJF corporate cash, which included the cash held at the parent company as well as cash it loaned to RJ&A. As of September 30, 2024, RJF had loaned $1.43 billion to RJ&A (such amount is included in the RJ&A cash balance in the following table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

The following table presents our holdings of cash and cash equivalents.

$ in millions	September 30, 2024
RJF	$761
TriState Capital Bank	3,572
Raymond James Bank	2,633
RJ&A	2,428
RJ Ltd.	646
Charles Stanley & Co. Limited (“Charles Stanley”)	147
Raymond James Financial Services, Inc.	133
Raymond James Trust Company of New Hampshire	126
Raymond James Capital Services, LLC	126
Raymond James Investment Management	107
Other subsidiaries	319
Total cash and cash equivalents	$10,998

RJF maintained depository accounts at Raymond James Bank and TriState Capital Bank totaling $298 million as of September 30, 2024. The portion of this total that was available on demand without restrictions, which amounted to $253 million as of September 30, 2024, is reflected in the RJF cash balance and excluded from Raymond James Bank’s cash balance in the preceding table.

A large portion of the cash and cash equivalents balances at our non-U.S. subsidiaries, including RJ Ltd. and Charles Stanley, was held to meet regulatory requirements and was not available for use by the parent as of September 30, 2024.

In addition to the cash balances described, we have various other potential sources of cash available to the parent company from subsidiaries, as described in the following section.

Liquidity available from subsidiaries

Liquidity is principally available to RJF from RJ&A and Raymond James Bank.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934. As a member firm of FINRA, RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client balances. In addition, covenants in RJ&A’s committed financing arrangements require its net capital to be a minimum of 10% of aggregate debit items. At September 30, 2024, RJ&A significantly exceeded the minimum regulatory requirements, the covenants in its financing arrangements pertaining to net capital, as well as its internally-targeted net capital tolerances. FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements which may result in RJ&A limiting dividends it would otherwise remit to RJF. We evaluate regulatory requirements, loan covenants and certain internal tolerances when determining the amount of liquidity available to RJF from RJ&A.

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

As of September 30, 2024, RJF and RJ&A had the ability to borrow under our $750 million Credit Facility, a committed unsecured line of credit. We had no such borrowings outstanding under this facility as of September 30, 2024. See our discussion of the Credit Facility in Note 16 of the Notes to Consolidated Financial Statements of this Form 10-K.

In addition to our Credit Facility, we have various uncommitted financing arrangements with third-party lenders, which are in the form of secured lines of credit, secured bilateral repurchase agreements, or unsecured lines of credit. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed and are generally collateralized by RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements (i.e., securities purchased under agreements to resell). As of September 30, 2024, we had outstanding borrowings under three uncommitted secured borrowing arrangements out of a total of 12 uncommitted financing arrangements (eight uncommitted secured and four uncommitted unsecured). However, lenders are under no contractual obligation to lend to us under uncommitted credit facilities. See Notes 7 and 16 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding these borrowings.

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

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in millions)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
September 30, 2024	$344	$402	$402	$337	$413	$413
June 30, 2024	$407	$374	$110	$349	$311	$181
March 31, 2024	$256	$371	$371	$244	$449	$449
December 31, 2023	$171	$193	$169	$225	$252	$194
September 30, 2023	$153	$232	$157	$215	$279	$187

Other borrowings and collateralized financings

We had $950 million in FHLB borrowings outstanding at September 30, 2024, comprised of floating-rate and fixed-rate advances. The interest rates on our floating-rate advances are based on SOFR. We use interest rate swaps to manage the risk of increases in interest rates associated with the majority of our floating-rate FHLB advances by converting the balances subject to variable interest rates to a fixed interest rate.

We pledge certain of our bank loans and available-for-sale securities with the FHLB as security for both the repayment of certain borrowings and to secure capacity for additional borrowings as needed. As of September 30, 2024, we had an additional $9.61 billion in immediate credit available from the FHLB based on the collateral pledged. With the pledge of incremental collateral, we could further increase credit available to us from the FHLB. See Notes 7 and 16 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding bank loans and available-for-sale securities pledged with the FHLB and for additional information on our FHLB borrowings, including the related maturities and interest rates.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

As member banks, our bank subsidiaries have access to the Federal Reserve’s discount window and may have access to other lending programs that may be established by the Federal Reserve in unusual and exigent circumstances. As of September 30, 2024, our bank subsidiaries had pledged certain bank loans and available-for-sale securities with the Federal Reserve and subsequent to that date have continued to pledge additional assets to further increase our borrowing capacity and support our operational readiness to borrow from the discount window. See Note 7 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding bank loans pledged with the FRB.

A portion of our fixed income transactions are cleared through a third-party clearing organization, which provides financing for the purchase of trading instruments to support such transactions. The amount of financing is based on the amount of trading inventory financed, as well as any deposits held at the clearing organization. Amounts outstanding under this financing arrangement are collateralized by a portion of our trading inventory and accrue interest based on market rates. While we had borrowings outstanding as of September 30, 2024, the clearing organization is under no contractual obligation to lend to us under this arrangement.

At September 30, 2024, we had subordinated notes due May 2030 outstanding, with an aggregate principal amount of $98 million. See Note 16 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding these borrowings.

We may act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one counterparty and then lend them to another counterparty. Where permitted, we have also loaned securities owned by clients or the firm to broker-dealers and other financial institutions.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balance of $536 million as of September 30, 2024 related to the securities loaned included in “Collateralized financings” on our Consolidated Statements of Financial Condition of this Form 10-K. See Notes 2 and 7 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information on our collateralized agreements and financings.

Senior notes payable

At September 30, 2024, we had aggregate outstanding senior notes payable of $2.04 billion, which, exclusive of any unaccreted premiums or discounts and debt issuance costs, was comprised of $500 million par 4.65% senior notes due April 2030, $800 million par 4.95% senior notes due July 2046, and $750 million par 3.75% senior notes due April 2051. See Note 17 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information on senior notes payable. At September 30, 2024, estimated future contractual interest payments on our senior notes were approximately $1.8 billion, of which $91 million is payable in fiscal 2025, with the remainder extending through fiscal 2051.

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

Other sources and uses of liquidity

We have company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Certain of our non-qualified deferred compensation plans and other employee benefit plans are employee-directed (i.e., the participant chooses investment portfolio benchmarks) while others are company-directed. Of the company-owned life insurance policies which fund these plans, certain policies could be used as a source of liquidity for the firm. Those policies against which we could readily borrow had a cash surrender value of $1.18 billion as of September 30, 2024, comprised of $797 million related to employee-directed plans and $379 million related to company-directed plans, and we were able to borrow up to 90%, or $1.06 billion, of the September 30, 2024 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to the employee-directed plans. There were no borrowings outstanding against any of these policies as of September 30, 2024.

On May 8, 2024, we filed a “universal” shelf registration statement with the SEC pursuant to which we can issue debt, equity and other capital instruments if and when necessary or perceived by us to be opportune. Subject to certain conditions, this registration statement will be effective through May 8, 2027.

In May 2024, Raymond James Bank entered into a joint venture with a third party to offer private credit solutions in order to finance clients’ merger and acquisition transactions. All loans made by the joint venture to borrower companies are subject to unanimous approval by both Raymond James Bank and the joint venture member. Raymond James Bank may make advances through a loan to the joint venture. The activity of this joint venture did not have a significant impact on our financial position or results of operations for the year ended September 30, 2024.

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

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of September 30, 2024, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF, Raymond James Bank, and TriState Capital Bank were categorized as “well-capitalized” as of September 30, 2024. The maintenance of certain risk-based and other regulatory capital levels could influence various capital allocation decisions impacting one or more of our businesses.  However, due to the current capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities. See Note 24 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information on regulatory capital requirements.

RJF and certain of its subsidiaries are subject to regular reviews and inspections by regulatory authorities and SROs. In addition, regulatory agencies and SROs institute investigations from time to time into industry practices, among other things. For example, in August 2024, the SEC’s Division of Enforcement requested information regarding our practices related to cash

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

sweep programs for investment advisory clients and is reportedly conducting similar reviews at other financial institutions. The firm has been cooperating with this request. In addition, in August 2024, two putative class action lawsuits were filed in federal district court alleging, among other things, that the firm breached its fiduciary duties or agreements with regard to rates paid to clients in our cash sweep programs. We intend to vigorously defend against these lawsuits.

In August 2024, the firm entered into a settlement (the “Settlement”) with the SEC’s Division of Enforcement to resolve an investigation of the firm’s compliance with records preservation requirements relating to business communications sent over electronic messaging channels that have not been approved by the firm. In the Settlement, the firm agreed to cease and desist from further violations of certain records preservation requirements, admitted the SEC’s factual findings, agreed to pay a civil monetary penalty of $50 million, agreed to engage an independent compliance consultant, and agreed to implement improvements to our related compliance policies and procedures.

In August 2023, Raymond James Investment Services Limited, one of our U.K. subsidiaries, agreed to a Voluntary Application for Imposition of Requirements (“VREQ”) with the FCA that prohibits the onboarding of new branches or financial advisors without the prior consent of the FCA. This VREQ has not had a material impact on our consolidated results of operations, and we do not expect it to have a material impact in the future.

The Organization for Economic Co-operation and Development (“OECD”) has issued the Global Anti-Base Erosion Model Rules (“Pillar II”) which generally provides for multinational organizations to have a minimum effective corporate tax rate of 15% in each jurisdiction in which they operate. We have foreign operations in the U.K, Canada, and Germany, and will be subject to certain portions of Pillar II beginning in fiscal 2025. We do not anticipate that Pillar II will have a material impact on our consolidated results of operations or effective income tax rate.

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

We generally estimate the allowance for credit losses on bank loans using credit risk models which incorporate relevant available information from internal and external sources relating to past events, current conditions, and, most notably, reasonable and supportable economic forecasts. After testing the reasonableness of a variety of economic forecast scenarios, each model is run using a single forecast scenario selected for each model. Our forecasts incorporate assumptions related to macroeconomic indicators including, but not limited to, U.S. gross domestic product, equity market indices, unemployment rates, and commercial real estate and residential home price indices.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

To demonstrate the sensitivity of credit loss estimates on our bank loan portfolio to macroeconomic forecasts, we compared our modeled estimates under the base case economic scenario used to estimate the allowance for credit losses as of September 30, 2024 to what our estimate would have been under a downside case scenario and an upside case scenario, without considering any offsetting effects in the qualitative component of our allowance for credit losses. As of September 30, 2024, use of the downside case scenario would have resulted in an increase of approximately $175 million in the quantitative portion of our allowance for credit losses on bank loans, while the use of the upside case scenario would have resulted in a reduction of approximately $30 million in the quantitative portion of our allowance for credit losses on bank loans. These hypothetical outcomes reflect the relative sensitivity of the modeled portion of our allowance estimate to macroeconomic forecasted scenarios but do not consider any potential impact qualitative adjustments could have on the allowance for credit losses in such environments. Qualitative adjustments could either increase or decrease modeled loss estimates calculated using an alternative economic scenario assumption. Further, such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance for a number of reasons including: (1) management’s predictions of future economic trends and relationships among the scenarios may differ from actual events; and (2) management’s application of subjective measures to modeled results through the qualitative portion of the allowance for credit losses when appropriate. The downside case scenario utilized in this hypothetical sensitivity analysis assumes a moderate recession. To the extent macroeconomic conditions worsen beyond those assumed in this downside case scenario, we could incur provisions for credit losses significantly in excess of those estimated in this analysis.

See Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding our allowance for credit losses related to bank loans as of September 30, 2024.

Loss provisions for legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K. In addition, refer to Note 19 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding legal and regulatory matters contingencies as of September 30, 2024.

ACCOUNTING STANDARDS UPDATE

In November 2023, the Financial Accounting Standards Board (“FASB”) issued amended guidance related to disclosures for segment reporting (ASU 2023-07). The amendment requires a public entity to disclose on an annual and interim basis, for each reportable segment, the significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The guidance also requires a public entity to disclose, for each reportable segment, an amount for other segment items (those not captured as a significant expense) and the reported measure of a segment’s profit or loss. This new guidance is effective for annual periods beginning in our fiscal 2025 and interim periods beginning in our fiscal first quarter of 2026 with early adoption permitted. This guidance will be applied on a retrospective basis. Since this amendment only requires additional disclosures, adoption of this ASU will not have an impact on our financial condition, results of operations, or cash flows.

In December 2023, the FASB issued amended guidance related to disclosures for income taxes (ASU 2023-09). The amendment requires a public entity to enhance its existing annual tabular reconciliation of its statutory income tax rate to its effective tax rate, with certain reconciling items at or above 5% of the applicable statutory income tax rate broken out by nature and/or jurisdiction. The guidance also requires an entity to disclose income taxes paid (net of refunds received), disaggregated by federal, state, and foreign taxes, and net amounts paid to an individual jurisdiction when they represent 5% or more of the total income taxes paid. This new guidance is effective for annual periods beginning in our fiscal 2026 with early adoption permitted. This guidance will be applied on a prospective basis with retrospective application permitted. Since this amendment only requires additional disclosures, adoption of this ASU will not have an impact on our financial condition, results of operations, or cash flows.

In November 2024, the FASB issued amended guidance related to disclosure of disaggregated expenses (ASU 2024-03). This amendment requires public business entities to provide detailed disclosures in the notes to financial statements disaggregating specific expense categories, including employee compensation, depreciation, and intangible asset amortization, as well as certain other disclosures to provide enhanced transparency into the nature and function of expenses. This new guidance is effective for annual periods beginning in our fiscal 2028 and interim periods beginning in our fiscal first quarter of 2029 with early adoption permitted. This guidance will be applied on a prospective basis with retrospective application permitted. Since

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

this amendment only requires additional disclosures, adoption of this ASU will not have an impact on our financial condition, results of operations, or cash flows.

See Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding accounting guidance adopted during the year ended September 30, 2024.

RISK MANAGEMENT

Risks are an inherent part of our business and activities. Management of risk is critical to our fiscal soundness and profitability. Our risk management processes are multi-faceted and require communication, judgment and knowledge of financial products and markets. We have a formal ERM program to assess and review aggregate risks across the firm. Our management takes an active role in the ERM process, which requires specific administrative and business functions to participate in the identification, assessment, monitoring and control of various risks.

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

Market risk

Market risk is our risk of loss resulting from the impact of changes in market prices on our trading inventory, derivatives, and investment positions. We have exposure to market risk primarily through our broker-dealer trading operations and our banking operations. Through our broker-dealer subsidiaries, we trade debt obligations and, to a lesser extent, equity securities and maintain trading inventories to ensure availability of securities to facilitate client transactions. Inventory levels may fluctuate daily as a result of client demand. Within our banking operations, we hold investments in an available-for-sale securities portfolio, and from time to time may hold Small Business Administration loan securitizations not yet sold. Our primary market risks relate to interest rates, equity prices, and foreign exchange rates. Interest rate risk results from changes in levels of interest rates, the volatility of interest rates, mortgage prepayment speeds, and credit spreads. Equity risk results from changes in prices of equity securities. Foreign exchange risk results from changes in spot prices, forward prices, and volatility of foreign exchange rates. See Notes 2, 4, 5, and 6 of the Notes to Consolidated Financial Statements of this Form 10-K for fair value and other information regarding our trading inventories, available-for-sale securities, and derivative instruments.

We regularly enter into underwriting commitments and, as a result, we may be subject to market risk on any unsold securities issued in the offerings to which we are committed. Risk exposure is controlled by limiting our participation, the transaction size, or through the syndication process.

Market Risk Management is responsible for measuring, monitoring, and reporting market risks associated with the firm’s trading and derivative portfolios. While Market Risk Management maintains ongoing communication with the revenue-generating business units, it is independent of such units.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Trading activities

We are exposed to market risk, primarily related to interest rate risk, as a result of our trading inventory (primarily comprised of fixed income financial instruments) in our Capital Markets segment. Changes in the value of our trading inventory may result from fluctuations in interest rates, credit spreads, equity prices, macroeconomic factors, investor expectations or risk appetites, liquidity, as well as dynamic relationships between these factors. We actively manage interest rate risk arising from our fixed income trading inventory through the use of hedging strategies utilizing U.S. Treasuries, exchange traded funds, futures contracts, liquid spread products, and derivatives.

We are also exposed to equity price risk as a result of our capital markets activities. Our broker-dealer activities are generally client-driven, and we hold equity securities as part of our trading inventory to facilitate such activities, although the amounts are not as significant as our fixed income trading inventory.

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

To calculate VaR, we use models that incorporate historical simulation. This approach assumes that historical changes in market conditions, such as in interest rates and equity prices, are representative of future changes. Simulation is based on daily market data for the previous twelve months. VaR is reported at a 99% confidence level for a one-day time horizon. Assuming that future market conditions change as they have in the past twelve months, we would expect to incur losses greater than those predicted by our one-day VaR estimates about once every 100 trading days, or two to three times per year on average. The VaR model is independently reviewed by our Model Risk Management function. See the “Model risk” section that follows for additional information.

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

	Year ended September 30, 2024		Period-end VaR			Year ended September 30,
$ in millions	High	Low	September 30, 2024	September 30, 2023	$ in millions	2024	2023
Daily VaR	$3	$1	$2	$2	Average daily VaR	$2	$2

We perform daily back-testing procedures for our VaR model, as defined by the Fed’s MRR, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income,

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

and intraday trading. Regulatory-defined daily trading losses are used to evaluate the performance of our VaR model and are not comparable to our actual daily net revenues. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the year ended September 30, 2024, our regulatory-defined daily losses in our trading portfolios exceeded our predicted VaR on two occasions.

Separately, RJF provides additional market risk disclosures to comply with the MRR, including 10-day VaR and 10-day Stressed VaR, which are available on our website at https://www.raymondjames.com/investor-relations/financial-information/filings-and-reports within “Other Reports and Information.”

Banking operations

Our Bank segment maintains an interest-earning asset portfolio that is comprised of cash, SBL, C&I loans, CRE loans, REIT loans, residential mortgage loans, and tax-exempt loans, as well as an available-for-sale securities portfolio.  These interest-earning assets are primarily funded by client deposits.  Based on the current asset portfolio, our banking operations are subject to interest rate risk.  We analyze interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both across a range of interest rate scenarios.

One of the objectives of our Asset and Liability Committee is to manage the sensitivity of net interest income to changes in market interest rates. This committee uses several measures to monitor and limit interest rate risk in our banking operations, including scenario analysis and economic value of equity (“EVE”). We utilize hedging strategies using interest rate swaps in our banking operations as a component of our asset and liability management process. For additional information regarding this hedging strategy, see Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K. We also manage interest rate risk as part of our liquidity management framework. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” of this Form 10-K for additional information.

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

The following table is an analysis of our banking operations’ estimated net interest income over a 12-month period based on instantaneous shifts in interest rates (expressed in basis points) using our previously described asset/liability model, which assumes a dynamic balance sheet, a weighted average deposit beta on our interest-bearing deposit accounts without stated maturities of approximately 65% as interest rates rise and approximately 55% as interest rates fall, and that interest rates do not decline below zero. While not presented, additional rate scenarios are performed, including interest rate ramps and yield curve shifts that may more realistically mimic the speed of potential interest rate movements. We also perform simulations on time horizons of up to five years to assess longer-term impacts to various interest rate scenarios. On a quarterly basis, we test expected model results to actual performance. Additionally, any changes made to key assumptions in the model are documented and approved by the Asset and Liability Committee.

Instantaneous changes in rate (1)	Net interest income ($ in millions)	Projected change in net interest income
+200	$1,740	1%
+100	$1,807	5%
0	$1,716	—%
-100	$1,613	(6)%
-200	$1,578	(8)%

(1)Our 0-basis point scenario was based on interest rates as of September 30, 2024 and did not include the impact of the Fed’s November 2024 decrease in short-term interest rates.

The preceding table does not include the impacts of an instantaneous change in interest rates on net interest income on assets and liabilities outside of our banking operations or on our RJBDP fees from third-party banks, which are also sensitive to changes in interest rates and are included in “Account and service fees” on our Consolidated Statements of Income and

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Comprehensive Income. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net interest analysis” of this Form 10-K for additional information on our net interest income.

We have classified all of our investments in debt securities in our banking operations as available-for-sale and have not classified any of our investments in debt securities as held-to-maturity. In our available-for-sale securities portfolio, we hold primarily fixed-rate agency-backed MBS, agency-backed CMOs, and U.S. Treasuries, which are carried at fair value on our Consolidated Statements of Financial Condition, with changes in the fair value of the portfolio recorded through other comprehensive income (“OCI”) on our Consolidated Statements of Income and Comprehensive Income. As the majority of our available-for-sale securities portfolio is comprised of U.S. government and government agency-backed securities, changes in fair value are primarily driven by changes in interest rates. At September 30, 2024, our available-for-sale securities portfolio had a fair value of $8.26 billion with a weighted-average yield of 2.21% and a weighted-average life, after factoring in estimated prepayments, of 3.8 years. To evaluate the interest rate sensitivity of our available-for-sale securities portfolio we also monitor, among other things, effective duration, defined as the approximate percentage change in price for a 100-basis point change in rates. As of September 30, 2024, the effective duration of our available-for-sale securities portfolio was approximately 3.28, which means that we would expect the market value of our available-for-sale securities portfolio to increase approximately 3.28% for every 100-basis point decline in interest rates and decline approximately 3.28% for every 100-basis point increase in interest rates. See Notes 2 and 5 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information on our available-for-sale securities portfolio.

The Asset and Liability Committee also reviews EVE, which is a point in time analysis of current interest-earning assets and interest-bearing liabilities that incorporates cash flows over their estimated remaining lives, discounted at current rates. The EVE approach is based on a static balance sheet and provides an indicator of future earnings and capital levels as the changes in EVE indicate the anticipated change in the value of future cash flows. We monitor sensitivity to changes in EVE utilizing Board of Directors-approved limits. These limits set a risk tolerance to changing interest rates and assist in determining strategies for mitigating this risk as EVE approaches these limits. As of September 30, 2024, our EVE analyses were within approved limits.

The following table shows the maturities of our bank loan portfolio at September 30, 2024, including contractual principal repayments.  Maturities are generally determined based upon contractual terms; however, rollovers or extensions that are included for the purposes of measuring the allowance for credit losses are reflected in maturities in the following table. This table does not include any estimates of prepayments, which could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the table.

	Due in
$ in millions	One year or less	> One year – five years	> Five years – fifteen years	> Fifteen years	Total
SBL	$15,900	$313	$19	$1	$16,233
C&I loans	1,576	5,077	3,262	38	9,953
CRE loans	679	5,210	1,707	19	7,615
REIT loans	514	1,197	5	—	1,716
Residential mortgage loans	7	32	155	9,218	9,412
Tax-exempt loans	7	396	935	—	1,338
Total loans held for investment	18,683	12,225	6,083	9,276	46,267
Held for sale loans	—	—	101	83	184
Total loans held for sale and investment	$18,683	$12,225	$6,184	$9,359	$46,451

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

The following table shows the distribution of the recorded investment of those bank loans that mature in more than one year between fixed and adjustable interest rate loans at September 30, 2024.

	Interest rate type
$ in millions	Fixed	Adjustable	Total
SBL	$65	$268	$333
C&I loans	837	7,540	8,377
CRE loans	507	6,429	6,936
REIT loans	—	1,202	1,202
Residential mortgage loans	214	9,191	9,405
Tax-exempt loans	1,331	—	1,331
Total loans held for investment	2,954	24,630	27,584
Held for sale loans	3	181	184
Total loans held for sale and investment	$2,957	$24,811	$27,768

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

Our banking operations are also subject to foreign exchange risk due to our investments in foreign subsidiaries as well as transactions and resulting balances denominated in a currency other than the USD. For example, our bank loan portfolio includes loans which are denominated in Canadian dollars, totaling $1.23 billion and $1.40 billion at September 30, 2024 and 2023, respectively, when converted to USD. A majority of such loans are held in a Canadian subsidiary of Raymond James Bank. Raymond James Bank utilizes short-term, forward foreign exchange contracts to mitigate its foreign exchange risk related to such investment in this Canadian subsidiary. These derivatives are primarily accounted for as net investment hedges in the consolidated financial statements. See Notes 2 and 6 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding these derivatives.

Other sources of foreign exchange risk

Investments in non-bank foreign subsidiaries

At September 30, 2024, we had foreign exchange risk in our investment in RJ Ltd. of CAD 441 million and in our investment in Charles Stanley of £277 million, which were not hedged. We had other, less significant investments in foreign domiciled subsidiaries, primarily in Europe, which were not hedged; however, we do not believe we had material foreign exchange risk either individually, or in the aggregate, pertaining to these subsidiaries as of September 30, 2024. Foreign exchange gains/losses related to our foreign investments are primarily reflected in OCI on our Consolidated Statements of Income and Comprehensive Income. See Note 20 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding our components of OCI.

Transactions and resulting balances denominated in a currency other than the USD

We are subject to foreign exchange risk due to our holdings of cash and certain other assets and liabilities resulting from transactions denominated in a currency other than the USD. Any currency-related gains/losses arising from these foreign currency denominated balances are reflected in “Other” revenues on our Consolidated Statements of Income and Comprehensive Income. The foreign exchange risk associated with a portion of such transactions and balances denominated in foreign currency are mitigated utilizing short-term, forward foreign exchange contracts. Such derivatives are not designated hedges and therefore, the related gains/losses are included in “Other” revenues on our Consolidated Statements of Income and Comprehensive Income. See Note 6 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding our derivatives.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

Brokerage activities

We are engaged in various trading and brokerage activities in which our counterparties primarily include broker-dealers, banks, exchanges, clearing organizations, and other financial institutions. We are exposed to risk that these counterparties may not fulfill their obligations. In addition, certain commitments, including underwritings, may create exposure to individual issuers and businesses. The risk of default depends on the creditworthiness of the counterparty and/or the issuer of the instrument. In addition, we may be subject to concentration risk if we hold large positions in or have large commitments to a single counterparty, borrower, or group of similar counterparties or borrowers (e.g., in the same industry). We seek to mitigate these risks by imposing and monitoring individual and aggregate position limits within each business segment for each counterparty, conducting regular credit reviews of financial counterparties, reviewing security, derivative, and loan concentrations, holding collateral as security for certain transactions and conducting business through clearing organizations, which may guarantee performance. See Notes 2, 6, and 7 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information about our credit risk mitigation related to derivatives and collateralized agreements.

Our client activities involve the execution, settlement, and financing of various transactions on behalf of our clients. Client activities are transacted on either a cash or margin basis. Credit exposure results from client margin loans, which are monitored daily and are collateralized by the securities in the clients’ accounts. We monitor exposure to industry sectors and individual securities on a daily basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions. In addition, when clients execute a purchase, we are at some risk that the client will default on their financial obligation associated with the trade. If this occurs, we may have to liquidate the position at a loss. See Note 2 of the Notes to Consolidated Financial Statements of this Form 10‑K for additional information about our determination of the allowance for credit losses associated with certain of our brokerage lending activities.

We offer loans to financial advisors for recruiting and retention purposes. We have credit risk and may incur a loss primarily in the event that such borrower is no longer affiliated with us. See Notes 2 and 9 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information about our loans to financial advisors.

Banking activities

Our Bank segment has a substantial loan portfolio.  Our strategy for credit risk management related to bank loans includes well-defined credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all credit exposures. The strategy also includes diversification across loan types, geographic locations, industries and clients, regular credit examinations and management reviews of all corporate and tax-exempt loans as well as individual delinquent residential loans. The credit risk management process also includes periodic independent reviews of the credit risk monitoring process that performs assessments of compliance with credit policies, risk ratings, and other critical credit information. We seek to identify potential problem loans early, record any necessary risk rating changes and charge-offs promptly, and maintain appropriate reserve levels for expected losses. We use a credit risk rating system to measure the credit quality of individual corporate and tax-exempt loans and related unfunded lending commitments. For our SBL and residential mortgage loans, we utilize the credit risk rating system used by bank regulators in measuring the credit quality of each homogeneous class of loans. In evaluating credit risk, we consider trends in loan performance, historical experience through various economic cycles, industry or client

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

concentrations, the loan portfolio composition and macroeconomic factors (both current and forecasted). These factors have a potentially negative impact on loan performance and net charge-offs.

While our bank loan portfolio is diversified, a significant downturn in the overall economy, deterioration in real estate values or a significant issue within any sector or sectors where we have a concentration will generally result in large provisions for credit losses and/or charge-offs. We determine the allowance required for specific loan pools based on relative risk characteristics of the loan portfolio. On an ongoing basis, we evaluate our methods for determining the allowance for each loan portfolio segment and make enhancements we consider appropriate. Our allowance for credit losses methodology is described in Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K. We segregate our loan portfolio into six loan portfolio segments, which also serve as classes of financing receivables for purposes of credit analysis.  The risk characteristics relevant to each portfolio segment are as follows.

SBL: Loans in this segment are primarily collateralized by the borrower’s marketable securities at advance rates consistent with industry standards and, to a lesser extent, the cash surrender value of life insurance policies issued by investment-grade insurance companies. An insignificant portion of our SBL portfolio is collateralized by private securities or other financial instruments with a limited trading market. Substantially all SBL are monitored daily for adherence to loan-to-value (“LTV”) guidelines and when a loan exceeds the required LTV, a collateral call is issued. Past due loans are minimal as any past due amounts result in a notice to the client for payment or the potential sale of the collateral which will bring the loan to a current status. The vast majority of our SBL qualify for the practical expedient allowed under the CECL guidance whereby we estimate zero credit losses to the extent the fair value of the collateral securing the loan equals or exceeds the related carrying value of the loan. SBL also generally qualify for lower capital requirements under regulatory capital rules.

C&I: Loans in this segment are made to businesses and are generally secured by assets of the business and repayment is expected from the cash flows of the respective business.  In addition, we also have certain owner-occupied commercial real estate loans of approximately $200 million as of September 30, 2024 that were classified as C&I loans as the primary source of repayment for these loans is based on the financial strength of the owner and the cash flows of the respective business rather than the ability of the collateral to generate cash flows. Unfavorable economic and political conditions, including the resultant decrease in consumer or business spending, may have an adverse effect on the credit quality of loans in this segment.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

	Year ended September 30,
	2024		2023		2022
$ in millions	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans
C&I loans	$(42)	0.41%	$(44)	0.40%	$(28)	0.29%
CRE loans	(21)	0.28%	(10)	0.14%	1	0.02%
Residential mortgage loans	1	0.01%	—	—%	1	0.02%
Total loans held for sale and investment	$(62)	0.14%	$(54)	0.12%	$(26)	0.08%

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

	September 30,
$ in millions	2024	2023
Nonperforming loans (1)	$175	$128
Nonperforming assets	$175	$128

Nonperforming loans as a % of total loans held for sale and investment	0.38%	0.29%
Allowance for credit losses as a % of nonperforming loans	261%	370%
Nonperforming assets as a % of Bank segment total assets	0.28%	0.21%

(1)Nonperforming loans at September 30, 2024 and 2023 included $89 million and $96 million, respectively, which were current pursuant to their contractual terms.

The increase in nonperforming loans and assets as of September 30, 2024 as compared with September 30, 2023 was primarily due to certain loans that were placed on nonaccrual status with an associated allowance during the year ended September 30, 2024. See table summarizing nonaccrual loans by portfolio segment in Note 8 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Although our nonperforming assets as a percentage of our Bank segment’s assets remained low as of September 30, 2024, any prolonged period of market deterioration could result in an increase in our nonperforming assets, an increase in our allowance for credit losses and/or an increase in net charge-offs in future periods, although the extent would depend on future developments that are highly uncertain.
See further explanation of our bank loan portfolio segments, allowance for credit losses, and the credit loss provision in Notes 2 and 8 of the Notes to Consolidated Financial Statements of this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Bank” of this Form 10-K.

Loan underwriting policies

A component of our Bank segment’s credit risk management strategy is conservative, well-defined policies and procedures. Our underwriting policies for the major types of bank loans are described in the following sections.

SBL portfolio

Our SBL portfolio represented 35% of our total loans held for sale and investment as of September 30, 2024. This portfolio is primarily comprised of loans fully collateralized by a borrower’s marketable securities and, to a lesser extent, the cash surrender value of life insurance policies issued by investment-grade insurance companies. An insignificant portion of our SBL portfolio is collateralized by private securities or other financial instruments with a limited trading market. The underwriting policy for the SBL portfolio primarily includes a review of collateral, including LTV, and a review of repayment history.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Corporate and tax-exempt loan portfolios

As of September 30, 2024, our corporate and tax-exempt loans held for investment represented approximately 33% of the Bank segment’s total assets and were comprised of approximately 1,500 borrowers. A large portion of these loan portfolios was comprised of loans to larger companies, including public companies, with earnings before interest, taxes, depreciation, and amortization greater than $100 million. We also had issued corporate and tax-exempt loans to middle-market businesses. Our corporate loan portfolio is diversified by geography, by loan type, and among a number of industries in the U.S and Canada, and a large portion of these loans are to borrowers in industries in which we have expertise through coverage provided by our Capital Markets research analysts. Our corporate loans included project finance real estate loans, commercial lines of credit, and term loans. As of September 30, 2024, approximately 67% of our corporate loans were participations in Shared National Credit (“SNC”) or other large, syndicated loans. We are typically either involved in the syndication of the loans at inception or purchase loans in secondary trading markets. The remainder of our corporate loan portfolio is comprised of smaller participations and direct loans. There are no subordinated loans or mezzanine financings in the corporate loan portfolio. Our tax-exempt loans are long-term loans to governmental and non-profit entities. These loans generally have lower overall credit risk but are subject to other risks that are not usually present with corporate clients, including the risk associated with the constituency served by a local government and the risk in ensuring an obligation has appropriate tax treatment.

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

Residential mortgage loan portfolio

Our residential mortgage loan portfolio largely consists of first mortgage loans originated by us via referrals from our PCG financial advisors and the general public, as well as first mortgage loans purchased by us. Substantially all of our residential mortgage loans adhere to strict underwriting parameters pertaining to credit score and credit history, debt-to-income ratio of the borrower, LTV, and combined LTV (including second mortgage/home equity loans). As of September 30, 2024, approximately 95% of the residential mortgage loan portfolio consisted of owner-occupant borrowers (approximately 74% for their primary residences and 21% for second home residences). Approximately 31% of the first lien residential mortgage loans were ARM loans, which receive interest-only payments based on a fixed rate for an initial period of the loan, ranging from the first five to fifteen years depending on the loan, and then become fully amortizing, subject to annual and lifetime interest rate caps. A significant portion of our originated 15 or 30-year fixed-rate residential mortgage loans are sold in the secondary market.

Risk monitoring process

Another component of credit risk strategy for our bank loan portfolio is the ongoing risk monitoring and review processes, including our independent loan review process, as well as our processes to manage and limit credit losses arising from loan delinquencies.  There are various other factors included in these processes, depending on the loan portfolio.

SBL and residential mortgage loan portfolios

Substantially all collateral securing our SBL portfolio is monitored on a daily basis. Collateral adjustments, as triggered by our monitoring procedures, are made by the borrower as necessary to ensure our loans are adequately secured, resulting in minimizing our credit risk. Collateral calls have been minimal relative to our SBL portfolio.

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

	Amount of delinquent residential mortgage loans			Delinquent residential mortgage loans as a percentage of outstanding residential mortgage loan balances
$ in millions	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
September 30, 2024	$6	$8	$14	0.07%	0.08%	0.15%
September 30, 2023	$3	$4	$7	0.03%	0.05%	0.08%

Our September 30, 2024 percentage of over 30 day delinquent residential mortgage loans compares favorably to the national average of 1.84%, as most recently reported by the Fed.

To manage and limit credit losses, we maintain processes to manage our loan delinquencies. Substantially all of our residential first mortgages are serviced by a third party whereby the primary collection effort resides with the servicer. Our personnel direct and actively monitor the servicers’ efforts through extensive communications regarding individual loan status changes and through requirements of timely and appropriate collection of property management actions and reporting, including management of third parties used in the collection process (e.g., appraisers, attorneys, etc.). Residential mortgage loans over 60 days past due are generally reviewed by our personnel monthly and documented in a written report detailing delinquency information, balances, collection status, appraised value, and other data points. Our senior management meets quarterly to discuss the status, collection strategy and charge-off recommendations on substantially all residential mortgage loans over 60 days past due. Updated collateral valuations are generally obtained for loans over 90 days past due and charge-offs are typically taken on individual loans based on these valuations generally before the loan is 120 days past due.

Credit risk is also managed by diversifying the residential mortgage portfolio. Most of the loans in our residential loan portfolio are to PCG clients across the U.S. The following table details the geographic concentrations (top five states) of our one-to-four family residential mortgage loans.

	September 30, 2024
	Loans outstanding as a % of total residential mortgage loans held for sale and investment	Loans outstanding as a % of total loans held for sale and investment
California	23%	5%
Florida	18%	4%
Texas	8%	2%
New York	8%	2%
Colorado	4%	1%

The occurrence of a natural disaster or severe weather event in any of these states, for example wildfires in California and hurricanes impacting the southeastern U.S., such as hurricanes Helene and Milton which made landfall in September 2024 and October 2024, respectively, could result in additional credit loss provisions and/or charge-offs on our loans in such states and therefore negatively impact our net income and regulatory capital in any given period.

Loans where borrowers may be subject to payment increases include ARM loans with terms that initially require payment of interest only. Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At September 30, 2024 and 2023, these loans totaled $2.96 billion and $2.85 billion, respectively, or approximately 31% and 33% of the residential mortgage portfolio, respectively. The weighted-average number of years before the remainder of the loans, which were still in their interest-only period at September 30, 2024, begins amortizing is five years.

Corporate and tax-exempt loans

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

We use a credit risk rating system to measure the credit quality of individual corporate and tax-exempt loans and the related unfunded lending commitments. The majority of loans in our corporate loan portfolio are assigned risk ratings based on an assessment of conditions that affect the borrower’s ability to meet contractual obligations under the loan agreement. This process includes reviewing borrowers’ financial information and other credit-related documentation, public information, and other information specific to each borrower and loan. As part of the credit review process, the loan rating is reviewed at least annually, or more frequently based on policy requirements regarding various risk characteristics, to confirm the appropriate risk rating for each credit. The individual loan ratings resulting from semi-annual SNC exams are incorporated in our internal loan ratings when the ratings are received. If the SNC rating is lower on an individual loan than our internal rating, the loan is downgraded. While we consider historical SNC exam results in our loan ratings methodology, differences between the SNC exam and internal ratings on individual loans typically arise due to subjectivity of the loan classification process. Downgrades resulting from these differences may result in additional provisions for credit losses in periods when SNC exam results are received. See Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information on our allowance for credit losses policies.

Our corporate bank loan portfolio does not contain a significant concentration in any single industry. The following table details the industry concentrations (top five categories) of our corporate bank loans.

	September 30, 2024
	Loans outstanding as a % of total corporate bank loans held for sale and investment	Loans outstanding as a % of total loans held for sale and investment
Multi-family	13%	5%
Industrial warehouse	10%	4%
Office real estate	8%	3%
Loan fund	7%	3%
Subscription lines	5%	2%

The Fed’s measures to control inflation, including through increases in short-term interest rates in prior fiscal years resulted in relatively high interest rates throughout most of our fiscal 2024, which coupled with the uncertainty regarding the timing and magnitude of Fed interest rate cuts during fiscal 2024 had a negative impact on borrowers. Market-wide corporate loan growth has remained low in fiscal 2024, but we believe we are well-positioned to increase lending as new origination activity increases, which may increase provisions for credit losses in future periods. We continue to closely monitor economic factors, including inflation and interest rates, that may impact our corporate loan portfolio. Additionally, in our fiscal 2024 we have sold, and may continue to sell in our fiscal 2025, corporate loans as part of our credit risk mitigation strategies.

The effects of recent macroeconomic factors, including changes in business and consumer behavior, have most notably impacted the commercial real estate sector. Specifically, risk related to office real estate loans has increased due to the increase in remote work, pressure from higher interest rates, uncertainty related to tenant lease renewals, and elevated refinancing risks for loans with near-term maturities, among other issues. To mitigate risks related to our CRE portfolio, the expected cash flows from all significant new or renewed income-producing property commitments are stress tested to reflect risks related to varying interest rates, vacancy rates, and rental rates. Additionally, we continue to maintain conservative underwriting standards, including LTV limits that generally range between 65% to 80% at origination, depending upon property type and, in times of uncertainty, we may originate loans at even tighter thresholds. Currently, LTV at origination is generally at or below 70% for newly-originated CRE loans. These LTV ratios are subject to change over the life of the loan as property values change.

We seek to mitigate our refinancing risks in our CRE portfolio by subjecting loans with stated maturities in the near term to enhanced monitoring procedures. For example, approximately 50% of our office real estate loans are scheduled to mature in calendar years 2024 and 2025. Such office real estate loans with near-term maturities are subject to monthly reporting if a loan reaches our lowest pass rating. We also remain in frequent contact with the related borrowers well in advance of a loan’s stated maturity to take action on the loan ahead of any credit concerns, including working with the borrower to restructure the loan as necessary and ensuring that our allowances for credit losses are adequate to cover potential losses on the loans.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

The collateral securing our CRE loan portfolio is geographically diverse and primarily located throughout the United States. As of September 30, 2024, the CRE loans with collateral in Pennsylvania, New York, New Jersey, and California represented approximately 8% of total loans held for sale and investment. No single state individually accounted for more than 3% of the total loans held for sale and investment, while our CRE loans with collateral located in Canada represented less than 2%. As of September 30, 2024, our highest industry concentrations within our CRE portfolio were multi-family, industrial warehouse, and office real estate which were 5%, 4%, and 3%, respectively, of total loans held for sale and investment. As a result of the aforementioned pressures on office real estate loans within our CRE portfolio, we are actively monitoring credit metrics across these loans. As of September 30, 2024, 9% of such loans were considered criticized loans and 5% were nonperforming. As of September 30, 2024, our allowance for credit losses related to office real estate CRE loans represented 4% of the amortized cost of such loans.

As of September 30, 2024, our CRE portfolio included CRE construction loans of less than 2% of total loans held for sale and investment. Construction CRE loans are monitored on an ongoing basis to ensure projects are on time and within budget to evaluate credit risk. Consistent with all CRE loans, construction CRE loans are also monitored for geographic concentration, as well as the total relationship exposure. Furthermore, CRE construction loans designated as higher risk are reviewed at least quarterly by senior bank executives.

Liquidity risk

See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” of this Form 10-K for information regarding our liquidity and how we manage liquidity risk.

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes, including cybersecurity incidents (see “Item 1A - Risk Factors” and “Item 1C - Cybersecurity” of this Form 10-K for a discussion of certain cybersecurity risks). These risks are less direct than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes and complexity. We operate different businesses in diverse markets and are reliant on the ability of our employees and systems to process a large number of transactions. In the event of a breakdown or improper operation of systems or improper action by employees, we could suffer financial loss, regulatory sanctions, and damage to our reputation. In order to mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization and within such departments as Finance, Operations, Information Technology, Legal, Compliance, Risk Management, and Internal Audit. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our various businesses are operating within established corporate policies and limits. In addition, we have created business continuity plans for critical systems, and redundancies are built into the systems as deemed appropriate.

We have an Operational Risk Management Committee comprised of members of senior management, which reviews and addresses operational risks across our businesses. The committee establishes risk appetite levels for major operational risks, monitors operating unit performance for adherence to defined risk tolerances, and establishes policies for risk management at the enterprise level.

Periods of severe market volatility can result in a significantly higher level of transactions on specific days, which may present operational challenges from time to time that may result in losses. These losses can result from, but are not limited to, trade errors, failed transaction settlements, late collateral calls to borrowers and counterparties, or interruptions to our system processing. We did not incur any significant losses related to such operational challenges during the years ended September 30, 2024, 2023, or 2022.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Raymond James Financial, Inc. and subsidiaries (the Company) as of September 30, 2024 and 2023, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three year period ended September 30, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three year period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 26, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Assessment of the allowance for credit losses related to the commercial and industrial (C&I) and the commercial real estate (CRE) portfolio segments that are collectively evaluated for impairment

As discussed in Note 2 and Note 8 to the consolidated financial statements, the Company’s allowance for credit losses on loans was $457 million as of September 30, 2024, a portion of which related to the Raymond James Bank allowance for credit losses (ACL) on C&I and CRE portfolio segments evaluated on a collective basis (the collective ACL). The Company estimates the collective ACL using a current expected credit losses methodology which is based on relevant information about historical losses, current conditions, and reasonable and supportable forecasts of economic conditions

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
that affect the collectability of loan balances. The collective ACL is a product of multiplying the Company’s estimates of probability of default (PD), loss given default (LGD) and exposure at default. The Company uses third-party historical information combined with macroeconomic variables over the reasonable and supportable forecast periods based on a single economic forecast scenario to estimate the PDs and LGDs. After the reasonable and supportable forecast periods, for the C&I portfolio segment, the Company reverts to historical loss information over a one-year period using a straight-line reversion approach. For the CRE portfolio segment, the Company incorporates a reasonable and supportable forecast of various macroeconomic variables over the remaining life of the assets. The estimated PDs and LGDs are applied to estimated exposure at default considering the contractual loan term adjusted for expected prepayments to estimate expected losses. Adjustments are made to the collective ACL to reflect certain qualitative factors that are not incorporated into the quantitative models and related estimate.

We identified the assessment of the September 30, 2024 collective ACL on Raymond James Bank loans related to the C&I and CRE portfolio segments as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the September 30, 2024 collective ACL methodology, including the methods and models used to estimate the PDs and LGDs and their significant assumptions. Such significant assumptions included portfolio segmentation, risk ratings, the selection of the single economic forecast scenario and macroeconomic variables, the reasonable and supportable forecast periods and the reversion periods, and third-party historical information. The assessment also included the evaluation of the qualitative factors by portfolio segment. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the September 30, 2024 collective ACL estimate on Raymond James Bank loans related to the C&I and CRE portfolio segments, including controls over the:
•development of the collective ACL methodology on Bank loans related to the C&I and CRE portfolio segments
•development of the PD and LGD models
•identification and determination of the significant assumptions used in the PD and LGD models
•development of the qualitative methodology and factors
•performance monitoring of the PD and LGD models
•analysis of the collective ACL on Bank loans related to the C&I and CRE portfolio segments results, trends, and ratios.

We evaluated the Company’s process to develop the September 30, 2024 collective ACL estimate on Bank loans related to the C&I and CRE portfolio segments by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the development and performance testing of the PD and LGD models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance of the PD and LGD models by inspecting the model documentation to determine whether the models are suitable for the intended use
•evaluating the selection of the economic forecast scenario and underlying macroeconomic variables by comparing it to the Company’s business environment and relevant industry practices
•evaluating the length of the reasonable and supportable forecast periods and the reversion periods by comparing them to specific portfolio segment risk characteristics and trends
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
•evaluating the relevance of third-party historical information used by comparing to specific portfolio segment risk characteristics
•performing credit file reviews on a selection of loans to assess loan characteristics or risk ratings by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral and
•evaluating the methodology used to develop the qualitative factors and the effect of those factors on the allowance for credit losses on Bank loans compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative models.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
We also assessed the sufficiency of the audit evidence obtained related to the September 30, 2024 collective ACL estimate on Bank loans related to the C&I and CRE portfolio segments by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices and
•potential bias in the accounting estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2001.

Tampa, Florida
November 26, 2024

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
$ in millions, except per share amounts	2024	2023
Assets:
Cash and cash equivalents	$10,998	$9,313
Assets segregated for regulatory purposes and restricted cash	3,350	3,235
Collateralized agreements	749	418
Financial instruments, at fair value:
Trading assets ($1,263 and $1,062 pledged as collateral)	1,480	1,187
Available-for-sale securities ($11 and $22 pledged as collateral)	8,260	9,181
Derivative assets	103	265
Other investments ($7 and $7 pledged as collateral)	302	306
Brokerage client receivables, net	2,711	2,525
Other receivables, net	1,825	1,608
Bank loans, net	45,994	43,775
Loans to financial advisors, net	1,326	1,136
Deferred income taxes, net	651	711
Goodwill and identifiable intangible assets, net	1,886	1,907
Other assets	3,357	2,793
Total assets	$82,992	$78,360

Liabilities and shareholders’ equity:
Bank deposits	$56,010	$54,199
Collateralized financings	938	337
Financial instrument liabilities, at fair value:
Trading liabilities	976	716
Derivative liabilities	224	490
Brokerage client payables	5,825	5,447
Accrued compensation, commissions and benefits	2,325	1,914
Other payables	1,938	1,931
Other borrowings	1,049	1,100
Senior notes payable	2,040	2,039
Total liabilities	71,325	68,173
Commitments and contingencies (see Note 19)
Shareholders’ equity
Preferred stock	79	79
Common stock; $.01 par value; 650,000,000 shares authorized; 249,972,182 shares issued, and 203,291,449 shares outstanding as of September 30, 2024; 248,728,805 shares issued, and 208,769,095 shares outstanding as of September 30, 2023	2	2
Additional paid-in capital	3,251	3,143
Retained earnings	11,894	10,213
Treasury stock, at cost; 46,680,733 and 39,959,710 common shares as of September 30, 2024 and 2023, respectively	(3,051)	(2,252)
Accumulated other comprehensive loss	(502)	(971)
Total equity attributable to Raymond James Financial, Inc.	11,673	10,214
Noncontrolling interests	(6)	(27)
Total shareholders’ equity	11,667	10,187
Total liabilities and shareholders’ equity	$82,992	$78,360

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended September 30,
in millions, except per share amounts	2024	2023	2022
Revenues:
Asset management and related administrative fees	$6,196	$5,363	$5,563
Brokerage revenues:
Securities commissions	1,651	1,459	1,589
Principal transactions	492	462	527
Total brokerage revenues	2,143	1,921	2,116
Account and service fees	1,314	1,125	833
Investment banking	858	648	1,100
Interest income	4,232	3,748	1,508
Other	180	187	188
Total revenues	14,923	12,992	11,308
Interest expense	(2,102)	(1,373)	(305)
Net revenues	12,821	11,619	11,003
Non-interest expenses:
Compensation, commissions and benefits	8,213	7,299	7,329
Non-compensation expenses:
Communications and information processing	662	599	506
Occupancy and equipment	296	271	252
Business development	257	242	186
Investment sub-advisory fees	182	151	152
Professional fees	150	145	131
Bank loan provision for credit losses	45	132	100
Other	373	500	325
Total non-compensation expenses	1,965	2,040	1,652
Total non-interest expenses	10,178	9,339	8,981
Pre-tax income	2,643	2,280	2,022
Provision for income taxes	575	541	513
Net income	2,068	1,739	1,509
Preferred stock dividends	5	6	4
Net income available to common shareholders	$2,063	$1,733	$1,505

Earnings per common share – basic	$9.94	$8.16	$7.16
Earnings per common share – diluted	$9.70	$7.97	$6.98
Weighted-average common shares outstanding – basic	207.1	211.8	209.9
Weighted-average common and common equivalent shares outstanding – diluted	212.3	216.9	215.3

Net income	$2,068	$1,739	$1,509
Other comprehensive income/(loss), net of tax:
Available-for-sale securities	457	(40)	(897)
Currency translations, net of the impact of net investment hedges	49	50	(114)
Cash flow hedges	(37)	1	70
Total other comprehensive income/(loss), net of tax	469	11	(941)
Total comprehensive income	$2,537	$1,750	$568
See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year ended September 30,
$ in millions, except per share amounts	2024	2023	2022
Preferred stock:
Balance beginning of year	$79	$120	$—
Preferred stock issued for TriState Capital Holdings, Inc. (“TriState Capital”) acquisition	—	—	120
Redemption of preferred stock	—	(41)	—
Balance end of year	79	79	120

Common stock, par value $.01 per share:
Balance beginning of year	2	2	2
Share issuances	—	—	—
Balance end of year	2	2	2

Additional paid-in capital:
Balance beginning of year	3,143	2,987	2,088
Share-based compensation amortization	248	230	186
Distributions due to vesting of restricted stock units and exercise of stock options, net of forfeitures	(182)	(117)	(135)
Employee stock purchases	42	43	42
Common stock issued for TriState Capital acquisition	—	—	778
Restricted stock awards issued for TriState Capital acquisition	—	—	28
Balance end of year	3,251	3,143	2,987

Retained earnings:
Balance beginning of year	10,213	8,843	7,633
Net income attributable to Raymond James Financial, Inc.	2,068	1,739	1,509
Common and preferred stock cash dividends declared (see Note 20)	(387)	(369)	(299)
Balance end of year	11,894	10,213	8,843

Treasury stock:
Balance beginning of year	(2,252)	(1,512)	(1,437)
Purchases	(921)	(810)	(173)
Reissuances due to vesting of restricted stock units and exercise of stock options	122	70	98
Balance end of year	(3,051)	(2,252)	(1,512)

Accumulated other comprehensive income/(loss):
Balance beginning of year	(971)	(982)	(41)
Other comprehensive income/(loss), net of tax	469	11	(941)
Balance end of year	(502)	(971)	(982)
Total equity attributable to Raymond James Financial, Inc.	$11,673	$10,214	$9,458

Noncontrolling interests:
Balance beginning of year	$(27)	$(26)	$58
Net loss attributable to noncontrolling interests	—	(1)	(1)
Other net changes in noncontrolling interests	21	—	(83)
Balance end of year	(6)	(27)	(26)
Total shareholders’ equity	$11,667	$10,187	$9,432

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
$ in millions	2024	2023	2022
Cash flows from operating activities:
Net income	$2,068	$1,739	$1,509
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	179	165	145
Deferred income taxes, net	(83)	(88)	(16)
Premium and discount amortization on available-for-sale securities and bank loans and net unrealized gain/loss on other investments	(36)	(49)	23
Provisions for credit losses and legal and regulatory proceedings	21	292	111
Share-based compensation expense	254	237	192
Unrealized (gain)/loss on company-owned life insurance policies, net of expenses	(233)	(96)	174
Other	22	10	49
Net change in:
Assets segregated for regulatory purposes excluding cash and cash equivalents	—	—	2,100
Collateralized agreements, net of collateralized financings	270	157	(37)
Loans (provided to) financial advisors, net of repayments	(223)	(7)	(120)
Brokerage client receivables and other receivables, net	(362)	257	(203)
Trading instruments, net	(34)	(33)	48
Derivative instruments, net	(151)	(130)	479
Other assets	9	(52)	(126)
Brokerage client payables and other payables	91	(6,088)	(4,213)
Accrued compensation, commissions and benefits	404	123	(76)
Purchases and originations of loans held for sale, net of proceeds from sales of securitizations and loans held for sale	(41)	49	33
Net cash provided by/(used in) operating activities	2,155	(3,514)	72

Cash flows from investing activities:
Increase in bank loans, net	(2,599)	(1,262)	(7,235)
Proceeds from sales of loans held for investment	415	680	213
Purchases of available-for-sale securities	(503)	(611)	(3,069)
Available-for-sale securities maturations, repayments and redemptions	2,010	1,262	1,712
Proceeds from sales of available-for-sale securities	—	—	52
Cash and cash equivalents acquired in business acquisitions, including those segregated for regulatory purposes, net of cash paid for acquisitions	—	—	1,461
Additions to property and equipment	(205)	(173)	(91)
(Purchases)/sales of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock, net	—	(26)	—
Investment in note receivable	—	—	(125)
Renewable energy tax credit equity investments	(42)	(69)	—
(Purchases)/sales of other investments, net	20	(6)	24
Other investing activities, net	(64)	(69)	(93)
Net cash used in investing activities	(968)	(274)	(7,151)

Cash flows from financing activities:
Increase in bank deposits	1,811	2,842	6,269
Repurchases of common stock and share-based awards withheld for payment of withholding tax requirements	(984)	(862)	(216)
Dividends on common and preferred stock	(383)	(355)	(277)
Exercise of stock options and employee stock purchases	46	46	52
Redemption of preferred stock	—	(40)	—
Proceeds from FHLB advances	1,300	3,200	1,025
Repayments of FHLB advances and other borrowed funds	(1,350)	(3,391)	(967)
Other financing, net	(2)	(2)	(7)
Net cash provided by financing activities	438	1,438	5,879

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended September 30,
$ in millions	2024	2023	2022
Currency adjustment:
Effect of exchange rate changes on cash and cash equivalents, including those segregated for regulatory purposes	175	239	(590)
Net increase/(decrease) in cash and cash equivalents, including those segregated for regulatory purposes and restricted cash	1,800	(2,111)	(1,790)
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at beginning of year	12,548	14,659	16,449
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of year	$14,348	$12,548	$14,659

Cash and cash equivalents	$10,998	$9,313	$6,178
Cash and cash equivalents segregated for regulatory purposes and restricted cash	3,350	3,235	8,481
Total cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of year	$14,348	$12,548	$14,659

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,119	$1,310	$323
Cash paid for income taxes, net	$664	$565	$524
Cash outflows for lease liabilities	$121	$123	$111
Non-cash right-of-use (“ROU”) lease assets recorded for new and modified leases	$63	$143	$68
Common stock issued as consideration for TriState Capital acquisition	$—	$—	$778
Restricted stock awards issued as consideration for TriState Capital acquisition	$—	$—	$28
Preferred stock issued as consideration for TriState Capital acquisition	$—	$—	$120
Effective settlement of note receivable for TriState Capital acquisition	$—	$—	$123

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Raymond James Financial, Inc. (“RJF” or the “firm”) is a financial holding company which, together with its subsidiaries, is engaged in various financial services activities, including providing investment management services to retail and institutional clients, merger & acquisition and advisory services, the underwriting, distribution, trading and brokerage of equity and debt securities, and the sale of mutual funds and other investment products. The firm also provides corporate and retail banking services, and trust services.  For additional information about our business segments, see Note 26.  As used herein, the terms “our,” “we,” or “us” refer to RJF and/or one or more of its subsidiaries.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent accounting developments

Accounting guidance recently adopted

In March 2022, the Financial Accounting Standards Board (“FASB”) issued new guidance related to troubled debt restructurings (“TDRs”) and disclosures regarding write-offs of financing receivables (ASU 2022-02), amending guidance related to the measurement of credit losses on financial instruments (ASU 2016-13). The update eliminates the requirement to use a discounted cash flow approach to measure the allowance for credit losses for TDRs and instead allows for the use of a current expected credit loss (“CECL”) approach for all loans. Under a CECL approach, the impact of loan modifications and the subsequent performance of modified loans, including defaults, is reflected in the historical loss data used to calculate expected lifetime credit losses. In addition, the update requires new disclosures about modifications granted to borrowers experiencing financial difficulty in the form of principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, or a combination of these modifications. The update also requires new disclosures for the financial effects of these modifications and for loan performance in the twelve months following the modification, and also requires disclosure of current period gross charge-offs by year of origination. We adopted this guidance on a prospective basis as of October 1, 2023, which did not have a material impact on our financial position or results of operations. Refer to Note 8 for additional disclosures required by this guidance. Our significant accounting policies described below have been updated for adoption of this guidance where applicable.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

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

Asset management and related administrative fees

We earn asset management and related administrative fees for performing asset management, portfolio management and related administrative services to retail and institutional clients. Such fees are generally calculated as a percentage of the value of our Private Client Group (“PCG”) client assets in fee-based accounts or on the net asset value of funds managed by our Raymond James Investment Management division (“Raymond James Investment Management”) in our Asset Management segment. The values of these assets are impacted by market fluctuations and net inflows or outflows of assets. Fees are generally collected quarterly and are based on balances either at the beginning of the quarter or at the end of the quarter, or average balances throughout the quarter. Asset management and related administrative fees are recognized on a monthly basis (i.e., over time) as the services are performed.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
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

Equities, ETFs, and fixed income products

We earn commissions for executing and clearing transactions for customers, primarily in listed and over-the-counter equity securities, including exchange-traded funds (“ETFs”), options, and fixed income products. Such revenues primarily arise from transactions for retail clients in our PCG segment, as well as services related to sales and trading activities transacted on an agency basis in our Capital Markets segment. Commissions are recognized on trade date, generally received from the customer on settlement date, and we record a receivable between the trade date and the date collected from the customer.

Principal transactions

Principal transactions include revenues from clients’ purchases and sales of financial instruments in which we transact on a principal basis, including fixed income products, equity securities, and derivatives. We make markets in certain fixed income debt instruments and carry inventories to facilitate such transactions. The gains and losses on such inventories, both realized and unrealized, are reported as principal transactions revenues.

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

Raymond James Bank Deposit Program (“RJBDP”) fees

We earn servicing fees from various banks for administrative services we provide related to our clients’ deposits that are swept to such banks as part of the Raymond James Bank Deposit Program, our multi-bank sweep program. The amounts received from third-party banks are variable in nature and fluctuate based on average client cash balances in the program, as well as the level of short-term interest rates and the interest paid to clients by the third-party banks on balances in the RJBDP. The fees are earned over time as the related administrative services are performed and are received monthly. Our PCG segment also earns servicing fees from our Bank segment, which is calculated as the greater of a base servicing fee or a net yield equivalent to the average yield that the firm would otherwise receive from third-party banks in the RJBDP. These intersegment fees, and the offsetting intersegment expense in the Bank segment, are eliminated in consolidation.

Investment banking

We earn revenues from investment banking transactions, including the underwriting and placement of public and private equity and debt securities, private capital fundraising, merger & acquisition advisory services, and other advisory services. The fees we earn are generally based on the amount of the transaction (e.g., the amount financed), as well as our role in the transaction. Underwriting revenues, which are typically deducted from the proceeds remitted to the issuer, are recognized on trade date if there is no uncertainty or contingency related to the amount to be received. Fees from merger & acquisition and advisory services are generally recognized at the time the services related to the transaction are completed under the terms of the engagement. Fees for merger & acquisition and advisory services are typically received upfront, as non-refundable retainer fees, and/or upon completion of a transaction as a success fee. Expenses related to investment banking transactions are generally deferred until the related revenues are recognized or the services are otherwise concluded. Such expenses, when recognized, are included in “Professional fees” on our Consolidated Statements of Income and Comprehensive Income.

Cash and cash equivalents

Our cash equivalents include money market funds or highly liquid investments with maturities of three months or less as of our date of purchase, other than those held for trading purposes.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Assets segregated for regulatory purposes and restricted cash

We segregate cash for regulatory and other purposes predominantly related to client activity. Our broker-dealers carrying client accounts are generally subject to requirements to maintain cash or qualified securities on deposit in a segregated reserve account for the exclusive benefit of their clients. Such amounts are included in “Assets segregated for regulatory purposes and restricted cash” on our Consolidated Statements of Financial Condition as of each respective period end. These amounts largely include cash and cash equivalents but may also include highly liquid securities, such as U.S. Treasury securities (“U.S. Treasuries”), which are carried at fair value on our Consolidated Statements of Financial Condition. These assets are classified as Level 1 in the fair value hierarchy.

We may also from time to time be required to restrict cash for other corporate purposes. In addition, Raymond James Ltd. (“RJ Ltd.”) holds client Registered Retirement Savings Plan funds in trust in accordance with Canadian retirement plan regulations.

Collateralized agreements and financings

Securities purchased under agreements to resell and securities sold under agreements to repurchase

We purchase securities under short-term agreements to resell (“reverse repurchase agreements”). Additionally, we sell securities under short-term agreements to repurchase (“repurchase agreements”). Reverse repurchase agreements and repurchase agreements are accounted for as collateralized agreements and collateralized financings, respectively, and are carried at contractual amounts plus accrued interest. We receive collateral with a fair value that is typically equal to or in excess of the principal amount loaned under reverse repurchase agreements to mitigate credit exposure. To ensure that the market value of the underlying collateral remains sufficient, collateral values are evaluated on a daily basis, and collateral is obtained from or returned to the counterparty when contractually required. Under repurchase agreements, we are required to post collateral in an amount that typically exceeds the carrying value of these agreements. In the event that the market value of the securities we pledge as collateral declines, we may have to post additional collateral or reduce borrowing amounts. Reverse repurchase agreements and repurchase agreements are included in “Collateralized agreements” and “Collateralized financings,” respectively, on our Consolidated Statements of Financial Condition. See Note 7 for additional information regarding collateralized agreements and financings.

Securities borrowed and securities loaned

We may act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one counterparty and then either lend them to another counterparty or use them in our broker-dealer operations to cover short positions or finance certain firm activities. Where permitted, we have also loaned, to broker-dealers and other financial institutions, securities owned by the firm or our clients or others we have received as collateral. Securities borrowed and securities loaned transactions are accounted for as collateralized agreements and collateralized financings, respectively, and are recorded at the amount of cash advanced or received. In securities borrowed transactions, we are required to deposit cash with the lender in an amount which is generally in excess of the market value of securities borrowed. With respect to securities loaned, we generally receive cash in an amount in excess of the market value of securities loaned. We evaluate the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary. Securities borrowed and securities loaned are included in “Collateralized agreements” and “Collateralized financings,” respectively, on our Consolidated Statements of Financial Condition. See Note 7 for additional information regarding collateralized agreements and financings.

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

GAAP requires that we maximize the use of observable inputs and minimize the use of unobservable inputs when performing our fair value measurements. The availability of observable inputs can vary by instrument and, in certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement of an instrument requires judgment and consideration of factors specific to the instrument.

Valuation techniques and inputs

The fair values of certain financial instruments are derived using pricing models and other valuation techniques that involve management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of our financial instruments. Financial instruments which are actively traded will generally have a higher degree of price transparency than financial instruments that are less frequently traded. In accordance with GAAP, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For debt securities, our definition of actively traded is based on security type, considering liquidity and price transparency. For equity securities, our definition of actively traded is based on average daily trading volume. We have determined the market for other types of financial instruments to be uncertain or inactive as of both September 30, 2024 and 2023. As a result, the valuation of these financial instruments included management judgment in determining the relevance and reliability of market information available.

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

Available-for-sale securities

Available-for-sale securities, which are held in our Bank segment, are classified at the date of purchase. They are comprised primarily of agency mortgage-backed securities (“MBS”), agency collateralized mortgage obligations (“CMOs”), U.S. Treasuries, and other securities which are guaranteed by the U.S. government or its agencies. Available-for-sale securities are used as part of our interest rate risk and liquidity management strategies and may be sold in response to changes in interest rates, changes in prepayment risks, or other factors.

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

Interest on available-for-sale securities is recognized in interest income on an accrual basis, with the related accrued interest not yet received reflected in “Other receivables” on our Consolidated Statements of Financial Condition. Discounts are accreted and premiums are amortized as an adjustment to yield over the estimated average life of the security, after factoring in the impact of prepayments. Unrealized gains or losses due to market factors on available-for-sale securities are recorded through other comprehensive income/(loss) (“OCI”), net of applicable taxes, and are thereafter presented in equity as a component of accumulated other comprehensive income/(loss) (“AOCI”) on our Consolidated Statements of Financial Condition. Realized gains and losses on sales of available-for-sale securities are recognized using the specific identification method and are reflected in “Other” revenue in the period sold.

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

We enter into primarily floating-rate advances from the Federal Home Loan Bank (“FHLB”) to, in part, fund lending and investing activities in our Bank segment and then enter into interest rate contracts which swap variable interest payments on a portion of such borrowings for fixed interest payments. We also enter into interest rate contracts which swap variable interest payments associated with certain money market and saving account deposits for fixed interest payments. These interest rate swaps are designated as cash flow hedges and effectively fix a portion of our Bank segment’s cost of funds and mitigate a portion of the market risk associated with its lending and investing activities. The gains or losses on our Bank segment’s cash flow hedges are recorded, net of tax, in shareholders’ equity as a component of AOCI and subsequently reclassified to earnings when the hedged transaction affects earnings, specifically upon the incurrence of interest expense on the hedged borrowings and deposits. Hedge effectiveness is assessed at inception and at each reporting period utilizing regression analysis. As the key terms of the hedging instrument and hedged transaction match at inception, management expects the hedges to be effective while they are outstanding. The fair value of these interest rate swaps is determined by obtaining valuations from a third-party pricing service. These third-party valuations are based on observable inputs such as time value and yield curves. We validate these observable inputs by preparing our own independent calculation using a secondary model. Cash flows from hedging activities are included in the same category as the items being hedged. Cash flows from derivative instruments used to manage interest rates are classified as operating activities. We classify these derivatives within Level 2 of the fair value hierarchy.

Foreign-exchange derivatives

We enter into three-month forward foreign exchange contracts primarily to hedge the risks related to Raymond James Bank’s investment in its Canadian subsidiary, as well as its risk resulting from transactions denominated in currencies other than the U.S. dollar. The majority of these derivatives are designated as net investment hedges. The gains or losses related to these designated net investment hedges are recorded, net of tax, in shareholders’ equity as part of the cumulative translation adjustment component of AOCI. In the event the net investment is sold or substantially liquidated, the associated cumulative translation adjustment, including amounts related to the net investment hedge, are reclassified to “Other” revenues.  Gains and losses on undesignated derivative instruments are recorded in “Other” revenues on our Consolidated Statements of Income and Comprehensive Income.  Hedge effectiveness is assessed at each reporting period using a method that is based on changes in forward rates and measured using the hypothetical derivatives method. As the terms of the hedging instrument and hypothetical derivative generally match at inception, the hedge is expected to be highly effective.

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

Brokerage client receivables, net

Brokerage client receivables include receivables from the clients of our broker-dealer subsidiaries and are principally for amounts due on cash and margin transactions. Such receivables are generally collateralized by securities owned by the clients. Securities beneficially owned by clients, including those that collateralize margin or other similar transactions, are not reflected on our Consolidated Statements of Financial Condition. See Note 7 for additional information regarding this collateral. Brokerage client receivables are reported at their outstanding principal balance, net of any allowance for credit losses. See the “Allowance for credit losses” section below for a discussion of our application of the practical expedient under the CECL guidance for financial assets secured by collateral.
Other receivables, net

Other receivables primarily include receivables from brokers, dealers and clearing organizations, receivables related to the RJBDP, accrued interest receivables, and accrued fees from product sponsors. Receivables from brokers, dealers and clearing organizations primarily consist of cash deposits placed with clearing organizations, which includes cash deposited as initial margin, as well as receivables related to sales of securities which have traded but not yet settled including amounts receivable for securities failed to deliver.

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

Bank loans, net

Loans held for investment

Bank loans are comprised of loans originated or purchased by our Bank segment and include securities-based loans (“SBL”), commercial and industrial (“C&I”) loans, commercial real estate (“CRE”) loans, real estate investment trust (“REIT”) loans, residential mortgage loans, and tax-exempt loans. The loans which we have the intent and the ability to hold until maturity or payoff are recorded at their unpaid principal balance plus any premium paid in connection with the purchase of the loan or less any discounts received in connection with the purchase of the loan, less the allowance for credit losses and charge-offs, and net of deferred fees and costs on originated loans. Loan origination fees and direct costs, as well as premiums and discounts on loans that are not revolving, are capitalized and recognized in interest income using the effective interest method, taking into consideration scheduled payments and prepayments. Loan discounts include fair value adjustments associated with our acquisition of TriState Capital Bank which are accreted into interest income over the weighted-average life of the underlying

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
loans, estimated to approximate four years as of the acquisition date, which may vary based on prepayments. For revolving loans, the straight-line method is used based on the contractual term. Syndicated loans purchased in the secondary market are recorded on the trade date. Interest income is recorded on an accrual basis.

We segregate our loan portfolio into six loan portfolio segments, which also serve as classes of financing receivables for purposes of credit analysis. These portfolio segments are: SBL, C&I, CRE (primarily loans that are secured by income-producing properties and CRE construction loans), REIT (loans made to businesses that own or finance income-producing real estate), residential mortgage, and tax-exempt. Loans in our SBL portfolio segment are primarily collateralized by the borrower’s marketable securities at advance rates consistent with industry standards and, to a lesser extent, the cash surrender value of any applicable life insurance policies. An insignificant portion of our SBL portfolio is collateralized by private securities or other financial instruments with a limited trading market. See Note 8 for additional information on our bank loans held for investment. See the “Allowance for credit losses” section below for information on our allowance policies.

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

Once the SBA loans are securitized into a pool, the respective securities are classified as trading instruments based on our intention to sell the securities and are carried at fair value. Sales of the securitizations are accounted for as of settlement date, which is the date we have surrendered control over the transferred assets. We do not retain any interest in the securitizations once they are sold.

Corporate loans, which include C&I, CRE and REIT loans, as well as tax-exempt loans are designated as held for investment upon inception and recorded in loans receivable. If we subsequently designate a corporate or tax-exempt loan as held for sale, which generally occurs as part of our credit management activities, we then write down the carrying value of the loan with a partial charge-off, if necessary, to carry it at the lower of cost or estimated fair value. The fair value estimate is based on collateral value less selling costs for the collateral-dependent loans and discounted cash flows for loans that are not collateral-dependent. These nonrecurring fair value measurements are classified within Level 2 or Level 3 of the fair value hierarchy.

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
The allowance for potential credit losses associated with these unfunded lending commitments is included in “Other payables” on our Consolidated Statements of Financial Condition. Refer to the “Allowance for credit losses” section that follows for a discussion of the reserve calculation methodology and Note 19 for additional information about these commitments.

We recognize the revenue associated with corporate syndicated standby letters of credit, which is generally received quarterly, on a cash basis, the effect of which does not differ significantly from recognizing the revenue in the period the fee is earned. Unused corporate line of credit fees are accounted for on an accrual basis.

Loan modifications

In the normal course of business, we may modify the original terms of a loan agreement. In certain circumstances, we may agree to modify the original terms of a loan agreement to a borrower experiencing financial difficulty, which may include a borrower in default, financial distress, bankruptcy, or other circumstances. Modifications of loans to borrowers experiencing financial difficulty are designed to reduce our loss exposure while providing borrowers with an opportunity to work through financial difficulties, often to avoid foreclosure or bankruptcy. Loan modifications to borrowers experiencing financial difficulty typically involve principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay (i.e., payment or maturity forbearance greater than six months), or a term extension, or any combination thereof. Modified loans to borrowers experiencing financial difficulty are subject to our nonaccrual policies. See the “Nonperforming assets” section below for information on our nonaccrual policies.

Prior to the adoption of ASU 2022-02 on October 1, 2023, loan modifications to borrowers experiencing financial difficulty, where such loans were restructured in a manner that granted a concession that would not normally be granted, were deemed to be troubled debt restructurings (“TDRs”). Such loans were subject to our nonaccrual policies.

Nonperforming assets

Nonperforming assets are comprised of both nonperforming loans and other real estate owned. Nonperforming loans include those loans which have been placed on nonaccrual status and any accruing loans which are 90 days or more past due and in the process of collection.

Loans of all classes are generally placed on nonaccrual status when we determine that full payment of all contractual principal and interest is in doubt or the loan is past due 90 days or more as to contractual interest or principal unless the loan, in our opinion, is well-secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is written-off against interest income and accretion of the net deferred loan origination fees ceases. Interest is recognized using the cash method for SBL and substantially all residential mortgage loans, and the cost recovery method for corporate and tax-exempt loans thereafter until the loan qualifies for return to accrual status. Most loans are returned to an accrual status when the loans have been brought contractually current with the original or amended terms and have been maintained on a current basis for a reasonable period, generally six months. However, corporate loans that have been partially charged off generally remain on nonaccrual status until such loans are fully repaid or sold.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
mention or worse as defined by bank regulators). Additional charge-offs are taken when the value of the collateral changes or there is an adverse change in the expected cash flows.

A portion of our corporate loan portfolio is comprised of participations in either Shared National Credits (“SNCs”) or other large syndicated loans in the U.S. and Canada. The SNCs are U.S. loan syndications totaling over $100 million that are shared between three or more regulated institutions. The agent bank’s regulator reviews a portion of SNC loans on a semi-annual basis and provides a synopsis of each loan’s regulatory classification, including loans that are designated for nonaccrual status and directed charge-offs. We must be at least as critical as the agent bank’s regulator with our nonaccrual designations, directed charge-offs, and classifications, potentially impacting our allowance for credit losses and charge-offs. Corporate loans are subject to our internal review procedures and regulatory review by the Board of Governors of the Federal Reserve System (“the Fed”) and either the Florida Office of Financial Regulation or the Pennsylvania Department of Banking and Securities as part of our respective banks’ regulatory examinations.

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

Loans to financial advisors, net

We offer loans to financial advisors for recruiting and retention purposes. The decision to extend credit to a financial advisor is generally based on their ability to generate future revenues. Loans offered are generally repaid over a five-to-ten year period, with interest recognized as earned, and are contingent upon continued affiliation with us. These loans are not assignable by the financial advisor and may only be assigned by us to a successor in interest. There is no fee income associated with these loans. In the event that the financial advisor is no longer affiliated with us, any unpaid balance of such loan becomes immediately due and payable to us and generally does not continue to accrue interest. Based upon the nature of these financing receivables, affiliation status (i.e., whether the advisor is actively affiliated with us or has terminated affiliation with us) is the primary credit risk factor within this portfolio. We present the outstanding balance of loans to financial advisors on our Consolidated Statements of Financial Condition, net of the allowance for credit losses. Refer to the allowance for credit losses section that follows for additional information related to our allowance for credit losses on our loans to financial advisors. See Note 9 for additional information on our loans to financial advisors.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
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

TriState Capital Bank: The allowance for credit losses utilizes a lifetime or cumulative loss rate methodology, which identifies macroeconomic factors and asset-specific characteristics correlated with credit loss experience including loan age, loan type, and leverage. The lifetime loss rate is applied to the amortized cost of the loan and builds on default and recovery probabilities by utilizing pool-specific historical loss rates. These pool-specific historical loss rates may be adjusted for forecasted macroeconomic variables and other factors such as differences in underwriting standards, portfolio mix, or when historical asset terms do not reflect the contractual terms of the financial assets. Each quarter, the relevancy of historical loss information is assessed and management considers any necessary adjustments. Loss rates are based on historical averages for each loan pool, adjusted to reflect the impact of a single, forward-looking forecast of certain macroeconomic variables, including GDP, unemployment rates, corporate bond credit spreads, and commercial property values, which management considers to be both reasonable and supportable.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
before recovery, the security’s book basis is written down to fair value through earnings. For available-for-sale debt securities that it is more likely than not that we will not sell before recovery, a provision for credit losses is recorded through earnings for the amount of the valuation decline below book basis that is attributable to credit losses. We consider the extent to which fair value is less than amortized cost, credit ratings and other factors related to the security in assessing whether a credit loss exists, and we measure the credit loss by comparing the present value of cash flows expected to be collected to the book basis of the security limited by the amount that the fair value is less than the book basis. The remaining difference between the security’s fair value and its book basis (that is, the decline in fair value not attributable to credit losses) is recognized in OCI on an after-tax basis. Changes in the allowance for credit losses are recorded as provisions for credit losses. Losses are charged against the allowance when we believe the security is uncollectible or we intend to sell the security. At September 30, 2024, based on our assessment of those securities not guaranteed by the U.S government or its agencies, we did not recognize an allowance for credit losses.

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
Other assets

Other assets is primarily comprised of investments in company-owned life insurance, property and equipment, net, ROU lease assets, prepaid expenses, investments in FHLB and FRB stock, investments in real estate partnerships held by consolidated VIEs, and certain other investments which are not carried at fair value on a recurring basis. See Note 12 for additional information. Other assets also includes client-owned fractional shares for which we act in a principal capacity. See our client-owned fractional shares policy above for additional information.

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

Raymond James Affordable Housing Investments, Inc. (“RJAHI”), a wholly-owned subsidiary of RJF, or one of its affiliates, acts as the managing member or general partner in Low-Income Housing Tax Credit (“LIHTC”) funds and other funds of a similar nature, some of which require consolidation. These funds invest in housing project limited partnerships or limited liability companies (“LLCs”) which purchase and develop affordable housing properties generally qualifying for federal and state low-income housing tax credits and/or provide a mechanism for banks and other institutions to meet certain regulatory obligations. The investments in project partnerships of all of the LIHTC and other fund VIEs which require consolidation are included in “Other assets” on our Consolidated Statements of Financial Condition.

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

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation and software amortization. Property and equipment primarily consists of software, buildings, certain leasehold improvements, and furniture. Software includes both purchased software and internally developed software that has been placed in service, as well as certain software projects where development is in progress. Buildings primarily consists of owned facilities. Leasehold improvements are generally costs associated with lessee-owned interior office space improvements. Equipment primarily consists of communications and technology hardware. Depreciation of assets (other than land, which is not depreciated) is primarily calculated using the straight-line method over the estimated useful lives of the assets, generally within ranges outlined in the following table.

Asset type	Estimated useful life
Buildings, building components and land improvements	15 to 40 years
Furniture, fixtures and equipment	3 to 10 years
Software	2 to 10 years
Leasehold improvements (lessee-owned)	Lesser of useful life or lease term

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
Leases

We have operating leases for the premises we occupy in many of our U.S. and foreign locations, including our employee-based branch office operations. At inception, we determine if an arrangement to utilize a building or piece of equipment is a lease and, if so, the appropriate lease classification. Substantially all of our leases are operating leases. If the arrangement is determined to be a lease, we recognize a ROU lease asset in “Other assets” and a corresponding lease liability in “Other payables” on our Consolidated Statements of Financial Condition. ROU lease assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. We elected the practical expedient, where leases with an initial or acquired term of 12 months or less are not recorded as a ROU lease asset or lease liability. Our lease terms include any noncancelable periods and may reflect periods covered by options to extend or terminate when it is reasonably certain that we will exercise those options.

We record our ROU lease assets at the amount of the lease liability plus any prepaid rent, amounts paid for lessor-owned leasehold improvements, and initial direct costs, less any lease incentives and accrued rent. We record lease liabilities at commencement date (or acquisition date, for leases assumed through acquisitions) based on the present value of lease payments over the lease term, which is discounted using our commencement date or acquisition date incremental borrowing rate, or at the imputed rate within the lease, as appropriate. Our incremental borrowing rate considers the weighted-average yields on our senior notes payable, adjusted for collateralization and tenor. Payments that vary because of changes in facts or circumstances occurring after the commencement date, such as operating expense payments under a real estate lease, are considered variable and are expensed in the period incurred. For our real estate leases, we elected the practical expedient to account for the lease and non-lease components as a single lease. Lease expense for our lease payments is recognized on a straight-line basis over the lease term if the ROU lease asset has not been impaired or abandoned. See Note 14 for additional information on our leases.

Bank deposits

Bank deposits include money market accounts, savings accounts, interest-bearing and non-interest-bearing demand deposits, and certificates of deposit held at Raymond James Bank and TriState Capital Bank. Raymond James Bank deposits include deposits that are swept from the investment accounts of PCG clients through the RJBDP which are included in money market and savings accounts, as well as deposits associated with our Enhanced Savings Program (“ESP”) which are primarily included within interest-bearing demand deposits, and certificates of deposit. TriState Capital Bank’s deposits are primarily comprised of money market and savings accounts, including RJBDP deposits, and interest-bearing demand deposits. Deposits are stated at the principal amount outstanding. Interest on deposits is accrued and charged to interest expense daily and is paid or credited in accordance with the terms of the respective accounts. The interest rates on the vast majority of our deposits are determined based on market rates and, in certain cases, may be linked to an index, such as the effective federal funds rate. See Note 15 for additional detail regarding deposits.

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

We record liabilities related to legal and regulatory proceedings in “Other payables” on our Consolidated Statements of Financial Condition. The determination of these liability amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss experienced by the client; the basis and validity of the claim; the possibility of wrongdoing on the part of one of our employees or financial advisors; previous results in similar cases; and legal precedents and case law. Each legal proceeding or significant regulatory matter is reviewed in each accounting period and the liability balance is adjusted as deemed appropriate by management. Any change in the liability amount is recorded through “Other” expense on our Consolidated Statements of Income and Comprehensive Income. The actual costs of resolving legal matters or regulatory proceedings may be substantially higher or lower than the recorded liability amounts for such matters. Our costs of defense related to such matters are expensed in the period they are incurred. Such defense costs are primarily related to external legal fees which are included within “Professional fees” on our Consolidated Statements of Income and Comprehensive Income. See Note 19 for additional information.

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

Deferred compensation plans

We maintain various deferred compensation plans for the benefit of certain employees and independent contractors that provide a return to the participant based upon the performance of various referenced investments. For the Voluntary Deferred Compensation Plan (“VDCP”), Long-Term Incentive Plan (“LTIP”), and certain other plans, we purchase and hold company-owned life insurance policies on the lives of certain current and former participants to provide a source of funds available to satisfy our obligations under the plan. See Note 12 for information regarding the carrying value of such policies. Compensation expense is recognized for all awards made under such plans with future service requirements over the requisite service period using the straight-line method. Changes in the value of the company-owned life insurance policies, as well as the expenses associated with the related deferred compensation plans, are recorded in “Compensation, commissions and benefits” expense on our Consolidated Statements of Income and Comprehensive Income. See Note 23 for additional information.

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

We hold equity investments in certain structures which deliver tax benefits, including LIHTC funds, historic tax credit (“HTC”) funds, and renewable energy tax credit investments. For those LIHTC, HTC, and renewable energy tax credit investments that qualify for application of the proportional amortization method, we apply such method. Under the proportional amortization method, such investment is amortized in proportion to the allocation of tax benefits received in each year, and the investment amortization and the tax benefits are presented on a net basis within “Provision for income taxes” on our Consolidated Statements of Income and Comprehensive Income. The income tax credits and other income tax benefits received related to such investments are included in “Cash flows from operating activities” on our Consolidated Statements of Cash Flows.

When our tax credit equity investments do not qualify for the proportional amortization method, we record the investment amortization, through the application of the equity method of accounting, in “Other” expenses on our Consolidated Statements of Income and Comprehensive Income and the federal tax credits that result from such investments are recorded using the flow-through method where the benefits reduce our provision for income taxes in the year the tax credits are earned. As a result, inclusion of these tax credits may not align to the year in which we amortize the related investments. Other income or losses generated from such investments are generally included in “Other” income or “Other” expenses, respectively, on our Consolidated Statements of Income and Comprehensive Income and in “Cash flows from operations” on our Consolidated Statements of Cash Flows.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Earnings per share (“EPS”)

Basic EPS is calculated by dividing earnings attributable to common shareholders by the weighted-average common shares outstanding. Earnings attributable to common shareholders represents net income reduced by preferred stock dividends as well as the allocation of earnings and dividends to participating securities. Diluted EPS is calculated similarly to basic EPS adjusted for the dilutive effect of outstanding stock options and certain restricted stock units (“RSUs”) by application of the treasury stock method.

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

Private Equity Interests

As part of our private equity investments, we hold investments in certain third-party partnerships (our “Private Equity Interests”). We evaluated the characteristics of these Private Equity Interests and concluded that they are VIEs. In our analysis of the criteria to determine whether we were the primary beneficiary of the Private Equity Interests VIEs, we analyzed the power and benefits criteria. We have determined we are a passive limited partner investor, and thus, we do not have the power to make decisions that most significantly affect the economic performance of such VIEs. Accordingly, in such circumstances, we have determined we are not the primary beneficiary and therefore we do not consolidate these VIEs.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
appropriate to estimate the fair value of acquired intangible assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability) and the discount rate applied to the cash flows.

Determining the useful life of an intangible asset also requires judgment. With the exception of certain customer relationships, the majority of our acquired intangible assets (e.g., customer relationships, trade names and non-compete agreements) are expected to have determinable useful lives. We estimate the useful lives of these intangible assets based on a number of factors including competitive environment, market share, trademark, brand history, underlying demand, and operating plans. Finite-lived intangible assets are amortized over their estimated useful life. Refer to Note 3, Note 11, and our goodwill and intangible assets policies above for additional information.

NOTE 3 – ACQUISITIONS

Acquisitions completed during the years ended September 30, 2024 and 2023

There were no significant acquisitions completed during the years ended September 30, 2024 and 2023.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
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

(1)Cash consideration, which was funded utilizing cash on hand, included $6 per TriState Capital common share outstanding and $30 per TriState Capital Series C Convertible Preferred Stock outstanding, as well as other cash amounts paid to settle TriState Capital warrants and options outstanding as of the closing and cash paid in lieu of fractional shares. Cash consideration associated with the Charles Stanley acquisition was denominated in British pounds sterling (“GBP”) and converted to USD using the spot rate of 1.3554 as of January 21, 2022.

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

All other assets acquired: All other assets acquired primarily included company-owned life insurance policies, ROU lease assets, investments in FHLB stock, and investments in LIHTC funds. The pre-close historical carrying values of company-owned life insurance policies, investments in FHLB stock and investments in LIHTC funds were used as a reasonable estimate of fair value. All other assets acquired also included ROU lease assets which were measured at the same amount as the lease liability, as adjusted to reflect favorable or unfavorable terms of the lease when compared with market terms (see “All other liabilities assumed” section below for additional details regarding acquired lease liabilities).

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

$ in millions	Level 1	Level 2	Level 3	Netting adjustments (1)	Balance as of September 30, 2024
Assets at fair value on a recurring basis:
Trading assets:
Municipal and provincial obligations	$2	$304	$—	$—	$306
Corporate obligations	12	630	—	—	642
Government and agency obligations	49	144	—	—	193
Agency mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMOs”) and asset-backed securities (“ABS”)	—	205	—	—	205
Non-agency CMOs and ABS	—	95	—	—	95
Total debt securities	63	1,378	—	—	1,441
Equity securities	14	2	—	—	16
Brokered certificates of deposit	—	20	—	—	20
Other	—	—	3	—	3
Total trading assets	77	1,400	3	—	1,480
Available-for-sale securities (2)	704	7,556	—	—	8,260
Derivative assets:
Interest rate	3	335	—	(246)	92
Foreign exchange	—	7	—	—	7
Other	—	—	4	—	4
Total derivative assets	3	342	4	(246)	103
All other investments:
Government and agency obligations (3)	91	—	—	—	91
Other	101	1	7	—	109
Total all other investments	192	1	7	—	200
Other assets - client-owned fractional shares	133	—	—	—	133
Subtotal	1,109	9,299	14	(246)	10,176
Other investments - private equity - measured at NAV					102
Total assets at fair value on a recurring basis	$1,109	$9,299	$14	$(246)	$10,278

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$5	$—	$—	$—	$5
Corporate obligations	—	598	—	—	598
Government and agency obligations	243	6	—	—	249
Agency MBS and CMOs	—	26	—	—	26
Total debt securities	248	630	—	—	878
Equity securities	97	1	—	—	98
Total trading liabilities	345	631	—	—	976
Derivative liabilities:
Interest rate	3	343	—	(123)	223
Foreign exchange	—	1	—	—	1
Total derivative liabilities	3	344	—	(123)	224
Other payables - repurchase liabilities related to client-owned fractional shares	133	—	—	—	133
Total liabilities at fair value on a recurring basis	$481	$975	$—	$(123)	$1,333

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

$ in millions	Level 1	Level 2	Level 3	Netting adjustments (1)	Balance as of September 30, 2023
Assets at fair value on a recurring basis:
Trading assets:
Municipal and provincial obligations	$—	$239	$—	$—	$239
Corporate obligations	22	620	—	—	642
Government and agency obligations	24	117	—	—	141
Agency MBS, CMOs, and ABS	—	35	—	—	35
Non-agency CMOs and ABS	—	68	—	—	68
Total debt securities	46	1,079	—	—	1,125
Equity securities	20	2	—	—	22
Brokered certificates of deposit	—	36	—	—	36
Other	—	—	4	—	4
Total trading assets	66	1,117	4	—	1,187
Available-for-sale securities (2)	1,240	7,941	—	—	9,181
Derivative assets:
Interest rate	14	503	—	(261)	256
Foreign exchange	—	9	—	—	9
Total derivative assets	14	512	—	(261)	265
All other investments:
Government and agency obligations (3)	71	—	—	—	71
Other	102	2	30	—	134
Total all other investments	173	2	30	—	205
Other assets - client-owned fractional shares	98	—	—	—	98
Subtotal	1,591	9,572	34	(261)	10,936
Other investments - private equity - measured at NAV					101
Total assets at fair value on a recurring basis	$1,591	$9,572	$34	$(261)	$11,037

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$10	$—	$—	$—	$10
Corporate obligations	—	514	—	—	514
Government and agency obligations	161	1	—	—	162
Total debt securities	171	515	—	—	686
Equity securities	30	—	—	—	30
Total trading liabilities	201	515	—	—	716
Derivative liabilities:
Interest rate	13	563	—	(88)	488
Foreign exchange	—	2	—	—	2
Total derivative liabilities	13	565	—	(88)	490
Other payables - repurchase liabilities related to client-owned fractional shares	98	—	—	—	98
Total liabilities at fair value on a recurring basis	$312	$1,080	$—	$(88)	$1,304

(1)Netting adjustments represent the impact of counterparty and collateral netting on our derivative balances included on our Consolidated Statements of Financial Condition. See Note 6 for additional information.
(2)Our available-for-sale securities primarily consist of agency MBS, agency CMOs and U.S. Treasuries. See Note 5 for additional information.
(3)These assets are primarily comprised of U.S. Treasuries purchased to meet certain deposit requirements with clearing organizations.

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

Year ended September 30, 2024 Level 3 instruments at fair value
	Financial assets
	Trading assets	Derivative assets	Other investments
$ in millions	Other	Other	All other
Fair value beginning of year	$4	$—	$30
Total gains/(losses) included in earnings	—	4	(3)
Purchases and contributions	100	—	—
Sales and distributions	(101)	—	(20)
Transfers:
Into Level 3	—	—	—
Out of Level 3	—	—	—
Fair value end of year	$3	$4	$7
Unrealized gains/(losses) for the year included in earnings for instruments held at the end of the year	$(3)	$4	$—

Year ended September 30, 2023 Level 3 instruments at fair value
	Financial assets		Financial liabilities
	Trading assets	Other investments	Derivative liabilities
$ in millions	Other	All other	Other
Fair value beginning of year	$1	$29	$(3)
Total gains/(losses) included in earnings	(1)	1	2
Purchases and contributions	70	—	—
Sales and distributions	(66)	—	1
Transfers:
Into Level 3	—	—	—
Out of Level 3	—	—	—
Fair value end of year	$4	$30	$—
Unrealized gains/(losses) for the year included in earnings for instruments held at the end of the year	$—	$—	$—

As of September 30, 2024, 12% of our assets and 2% of our liabilities were measured at fair value on a recurring basis. In comparison, as of September 30, 2023, 14% of our assets and 2% of our liabilities were measured at fair value on a recurring basis. As of both September 30, 2024 and 2023, Level 3 assets represented less than 1% of our assets measured at fair value on a recurring basis.

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

Our private equity portfolio as of September 30, 2024 primarily included investments in third-party funds, including growth equity, venture capital, and mezzanine lending fund investments. Our investments cannot be redeemed directly with the funds.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Our investments are monetized through the liquidation of underlying assets of fund investments, the timing of which is uncertain.
The following table presents the recorded value and unfunded commitments related to our private equity investments portfolio.

$ in millions	Recorded value	Unfunded commitment
September 30, 2024
Private equity investments measured at NAV	$102	$26
Private equity investments not measured at NAV	7
Total private equity investments	$109

September 30, 2023
Private equity investments measured at NAV	$101	$29
Private equity investments not measured at NAV	7
Total private equity investments	$108

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

$ in millions	Level 2	Level 3	Total fair value	Valuation technique(s)	Unobservable input	Range (weighted-average)
September 30, 2024
Bank loans:
Residential mortgage loans	$2	$7	$9	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.5 yrs.)
Corporate loans	$—	$106	$106	Collateral or discounted cash flow (1)	Recovery rate	0% - 37% (37%)

September 30, 2023
Bank loans:
Residential mortgage loans	$2	$8	$10	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.3 yrs.)
Corporate loans	$—	$84	$84	Collateral or discounted cash flow (1)	Recovery rate	22% - 65% (53%)
Loans held for sale	$2	$—	$2	N/A	N/A	N/A

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
Financial instruments not recorded at fair value

Many, but not all, of the financial instruments we hold were recorded at fair value on the Consolidated Statements of Financial Condition.  The following table presents the estimated fair value and fair value hierarchy of financial assets and liabilities that are not recorded at fair value on the Consolidated Statements of Financial Condition at September 30, 2024 and 2023. This table excludes financial instruments that are carried at amounts which approximate fair value.

$ in millions	Level 2	Level 3	Total estimated fair value	Carrying amount
September 30, 2024
Financial assets:
Bank loans, net	$183	$45,002	$45,185	$45,879
Financial liabilities:
Bank deposits - certificates of deposit	$2,623	$—	$2,623	$2,612
Other borrowings - subordinated notes payable	$97	$—	$97	$99
Senior notes payable	$1,874	$—	$1,874	$2,040

September 30, 2023
Financial assets:
Bank loans, net	$142	$42,622	$42,764	$43,679
Financial liabilities:
Bank deposits - certificates of deposit	$2,817	$—	$2,817	$2,831
Other borrowings - subordinated notes payable	$94	$—	$94	$100
Senior notes payable	$1,640	$—	$1,640	$2,039

Short-term financial instruments: The carrying value of short-term financial instruments, such as cash and cash equivalents, including amounts segregated for regulatory purposes and restricted cash, and the majority of collateralized agreements and collateralized financings are recorded at amounts that approximate the fair value of these instruments. These financial instruments generally expose us to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market rates. Under the fair value hierarchy, cash and cash equivalents, including amounts segregated for regulatory purposes and restricted cash, are classified as Level 1 and collateralized agreements and financings are classified as Level 2.

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

$ in millions	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2024
Agency residential MBS	$4,147	$3	$(327)	$3,823
Agency commercial MBS	1,415	—	(119)	1,296
Agency CMOs	1,394	1	(170)	1,225
U.S. Treasuries	706	—	(2)	704
Other agency obligations	565	—	(6)	559
Non-agency residential MBS	553	1	(27)	527
Corporate bonds	107	1	(2)	106
Other	19	1	—	20
Total available-for-sale securities	$8,906	$7	$(653)	$8,260

September 30, 2023
Agency residential MBS	$4,865	$—	$(654)	$4,211
Agency commercial MBS	1,464	—	(211)	1,253
Agency CMOs	1,448	—	(265)	1,183
U.S Treasuries	1,261	—	(21)	1,240
Other agency obligations	710	—	(31)	679
Non-agency residential MBS	527	—	(64)	463
Corporate bonds	140	—	(6)	134
Other	18	—	—	18
Total available-for-sale securities	$10,433	$—	$(1,252)	$9,181

The amortized costs and fair values in the preceding table exclude $23 million and $28 million of accrued interest on available-for-sale securities as of September 30, 2024 and 2023, respectively, which was included in “Other receivables, net” on our Consolidated Statements of Financial Condition.

See Note 7 for additional information regarding available-for-sale securities pledged with the FHLB and FRB.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
The following table details the contractual maturities, amortized costs, fair values and current yields for our available-for-sale securities.  Weighted-average yields are calculated on a taxable-equivalent basis based on estimated annual income divided by the average amortized cost of these securities. Since our MBS and CMO available-for-sale securities are backed by mortgages, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. As a result, the weighted-average life of our available-for-sale securities portfolio, after factoring in estimated prepayments, was approximately 3.8 years as of September 30, 2024.

	September 30, 2024
$ in millions	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency residential MBS
Amortized cost	$1	$87	$1,696	$2,363	$4,147
Fair value	$1	$85	$1,583	$2,154	$3,823
Weighted-average yield	2.08%	2.53%	1.29%	2.05%	1.75%
Agency commercial MBS
Amortized cost	$71	$908	$387	$49	$1,415
Fair value	$70	$854	$332	$40	$1,296
Weighted-average yield	2.85%	1.48%	1.18%	1.87%	1.48%
Agency CMOs
Amortized cost	$—	$4	$34	$1,356	$1,394
Fair value	$—	$4	$31	$1,190	$1,225
Weighted-average yield	—%	2.27%	1.51%	1.86%	1.85%
U.S. Treasuries
Amortized cost	$467	$239	$—	$—	$706
Fair value	$466	$238	$—	$—	$704
Weighted-average yield	3.81%	4.61%	—%	—%	4.08%
Other agency obligations
Amortized cost	$257	$272	$28	$8	$565
Fair value	$254	$269	$27	$9	$559
Weighted-average yield	2.70%	3.70%	2.42%	3.07%	3.17%
Non-agency residential MBS
Amortized cost	$—	$—	$—	$553	$553
Fair value	$—	$—	$—	$527	$527
Weighted-average yield	—%	—%	—%	4.35%	4.35%
Corporate bonds
Amortized cost	$7	$77	$23	$—	$107
Fair value	$7	$76	$23	$—	$106
Weighted-average yield	3.48%	5.71%	5.02%	—%	5.41%
Other
Amortized cost	$—	$5	$4	$10	$19
Fair value	$—	$5	$5	$10	$20
Weighted-average yield	—%	7.29%	2.68%	7.72%	6.36%
Total available-for-sale securities
Amortized cost	$803	$1,592	$2,172	$4,339	$8,906
Fair value	$798	$1,531	$2,001	$3,930	$8,260
Weighted-average yield	3.36%	2.61%	1.33%	2.30%	2.21%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
The following table details the gross unrealized losses and fair values of securities that were in a loss position at the reporting period end, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
$ in millions	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
September 30, 2024
Agency residential MBS	$—	$—	$3,679	$(327)	$3,679	$(327)
Agency commercial MBS	—	—	1,287	(119)	1,287	(119)
Agency CMOs	30	—	1,114	(170)	1,144	(170)
U.S. Treasuries	475	—	229	(2)	704	(2)
Other agency obligations	10	—	539	(6)	549	(6)
Non-agency residential MBS	—	—	417	(27)	417	(27)
Corporate bonds	—	—	42	(2)	42	(2)
Other	—	—	4	—	4	—
Total	$515	$—	$7,311	$(653)	$7,826	$(653)
September 30, 2023
Agency residential MBS	$73	$(3)	$4,119	$(651)	$4,192	$(654)
Agency commercial MBS	3	—	1,250	(211)	1,253	(211)
Agency CMOs	—	—	1,183	(265)	1,183	(265)
U.S. Treasuries	120	—	995	(21)	1,115	(21)
Other agency obligations	97	(1)	582	(30)	679	(31)
Non-agency residential MBS	62	(1)	401	(63)	463	(64)
Corporate bonds	13	—	78	(6)	91	(6)
Other	5	—	9	—	14	—
Total	$373	$(5)	$8,617	$(1,247)	$8,990	$(1,252)

At September 30, 2024, of the 960 available-for-sale securities in an unrealized loss position, 29 were in a continuous unrealized loss position for less than 12 months and 931 securities were in a continuous unrealized loss position for greater than 12 months.

At September 30, 2024, debt securities we held in excess of ten percent of our equity included those issued by the Federal National Home Mortgage Association and Federal Home Loan Mortgage Corporation with amortized costs of $4.20 billion and $2.55 billion, respectively, and fair values of $3.85 billion and $2.31 billion, respectively.

There were no sales of available-for-sale securities during the years ended September 30, 2024 and 2023. During the year ended September 30, 2022, we received proceeds of $52 million from sales of available-for-sale securities resulting in insignificant gains.

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

	September 30, 2024			September 30, 2023
$ in millions	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate (1)	$336	$346	$20,629	$509	$576	$18,270
Foreign exchange	2	1	949	4	2	1,191
Other	4	—	1,105	—	—	608
Subtotal	342	347	22,683	513	578	20,069
Derivatives designated as hedging instruments
Interest rate	2	—	1,250	8	—	1,200
Foreign exchange	5	—	1,226	5	—	1,172
Subtotal	7	—	2,476	13	—	2,372
Total gross fair value/notional amount	349	347	$25,159	526	578	$22,441
Offset on the Consolidated Statements of Financial Condition
Counterparty netting	(86)	(86)		(29)	(29)
Cash collateral netting	(160)	(37)		(232)	(59)
Total amounts offset	(246)	(123)		(261)	(88)
Net amounts presented on the Consolidated Statements of Financial Condition	103	224		265	490
Gross amounts not offset on the Consolidated Statements of Financial Condition
Financial instruments	(5)	—		(131)	—
Total	$98	$224		$134	$490

(1)Included to-be-announced security contracts that are accounted for as derivatives.

The following table details the gains/(losses) included in AOCI, net of income taxes, on derivatives designated as hedging instruments. These gains/(losses) included any amounts reclassified from AOCI to net income during the year. See Note 20 for additional information.

	Year ended September 30,
$ in millions	2024	2023	2022
Interest rate (cash flow hedges)	$(37)	$1	$70
Foreign exchange (net investment hedges)	2	(10)	72
Total gains/(losses) included in AOCI, net of taxes	$(35)	$(9)	$142

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for each of the years ended September 30, 2024, 2023 or 2022.  We expect to reclassify $14 million of interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is three years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
The following table details the gains/(losses) on derivatives not designated as hedging instruments recognized on the Consolidated Statements of Income and Comprehensive Income. These amounts do not include any offsetting gains/(losses) on the related hedged item.

		Year ended September 30,
$ in millions	Location of gain/(loss)	2024	2023	2022
Interest rate	Principal transactions/other revenues	$11	$20	$22
Foreign exchange	Other revenues	$(21)	$(23)	$102
Other	Principal transactions	$4	$2	$(1)

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

Derivatives with credit-risk-related contingent features

Certain of our derivative contracts contain provisions that require our debt to maintain an investment-grade rating from one or more of the major credit rating agencies or contain provisions related to default on certain of our outstanding debt. If our debt were to fall below investment-grade or we were to default on certain of our outstanding debt, the counterparties to the derivative instruments could terminate the derivative and request immediate payment, or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position was not significant at either September 30, 2024 or 2023.

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

	Collateralized agreements			Collateralized financings
$ in millions	Reverse repurchase agreements	Securities borrowed	Total	Repurchase agreements	Securities loaned	Total
September 30, 2024
Gross amounts of recognized assets/liabilities	$413	$336	$749	$402	$536	$938
Gross amounts offset on the Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts included in the Consolidated Statements of Financial Condition	413	336	749	402	536	938
Gross amounts not offset on the Consolidated Statements of Financial Condition	(413)	(326)	(739)	(402)	(522)	(924)
Net amounts	$—	$10	$10	$—	$14	$14
September 30, 2023
Gross amounts of recognized assets/liabilities	$187	$231	$418	$157	$180	$337
Gross amounts offset on the Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts included in the Consolidated Statements of Financial Condition	187	231	418	157	180	337
Gross amounts not offset on the Consolidated Statements of Financial Condition	(187)	(224)	(411)	(157)	(173)	(330)
Net amounts	$—	$7	$7	$—	$7	$7

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

	September 30,
$ in millions	2024	2023
Repurchase agreements:
Government and agency obligations	$206	$122
Agency MBS and agency CMOs	196	35
Total repurchase agreements	402	157
Securities loaned:
Equity securities	536	180
Total collateralized financings	$938	$337

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
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

	September 30,
$ in millions	2024	2023
Collateral we received that was available to be delivered or repledged	$3,800	$3,267
Collateral that we delivered or repledged	$1,653	$730

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

	September 30,
$ in millions	2024	2023
Had the right to deliver or repledge	$1,281	$1,091
Did not have the right to deliver or repledge	$66	$63

We pledge certain of our bank loans and available-for-sale securities with the FHLB as security for both the repayment of certain borrowings and to secure capacity for additional borrowings as needed. The FHLB does not have the ability to sell or repledge such securities until they are borrowed against. We also pledge certain loans and available-for-sale securities with the FRB to be eligible to participate in the Federal Reserve’s discount window program and to participate in certain deposit programs. The FRB does not have the ability to sell or repledge such securities. For additional information regarding our outstanding FHLB advances see Note 16. The following table presents information about our assets that have been pledged with the FHLB or FRB.

	September 30,
$ in millions	2024	2023
Assets pledged with the FHLB or FRB:
Available-for-sale securities	$3,979	$3,897
Bank loans	11,794	10,166
Total assets pledged with the FHLB or FRB	$15,773	$14,063

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
loans acquired as of June 1, 2022, the amortized cost of such purchased loans reflects the fair value of the loans on the acquisition date, and, as described further in Note 3, the purchase discount on such loans is accreted to interest income over the weighted-average life of the underlying loans, which may vary based on prepayments.

The following table presents the balances for held for investment loans by portfolio segment and held for sale loans.

	September 30,
$ in millions	2024	2023
SBL	$16,233	$14,606
C&I loans	9,953	10,406
CRE loans	7,615	7,221
REIT loans	1,716	1,668
Residential mortgage loans	9,412	8,662
Tax-exempt loans	1,338	1,541
Total loans held for investment	46,267	44,104
Held for sale loans	184	145
Total loans held for sale and investment	46,451	44,249
Allowance for credit losses	(457)	(474)
Bank loans, net	$45,994	$43,775

ACL as a % of total loans held for investment	0.99%	1.07%
Accrued interest receivable on bank loans (included in “Other receivables, net”)	$214	$200

See Note 7 for additional information regarding bank loans pledged with the FHLB and FRB and Note 16 for additional information regarding borrowings from the FHLB.

Held for sale loans

We originated or purchased $2.80 billion, $2.74 billion, and $3.38 billion (exclusive of the loans acquired on June 1, 2022 in our acquisition of TriState Capital Bank) of loans held for sale during the years ended September 30, 2024, 2023, and 2022, respectively. The majority of these loans were purchases of the guaranteed portions of SBA loans that were initially classified as loans held for sale upon purchase and subsequently transferred to trading instruments once they had been securitized into pools. Proceeds from the sales of these loans held for sale and not securitized amounted to $618 million, $835 million, and $1.29 billion for the years ended September 30, 2024, 2023 and 2022, respectively. Net gains resulting from such sales were insignificant for each of the years ended September 30, 2024, 2023, and 2022.

Purchases and sales of loans held for investment

The following table presents purchases and sales of loans held for investment by portfolio segment.

$ in millions	C&I loans	CRE loans	REIT loans	Residential mortgage loans	Total
Year ended September 30, 2024
Purchases	$1,038	$—	$5	$296	$1,339
Sales	$376	$—	$9	$—	$385
Year ended September 30, 2023
Purchases	$465	$39	$24	$456	$984
Sales	$643	$—	$—	$—	$643
Year ended September 30, 2022
Purchases	$1,288	$—	$—	$1,207	$2,495
Sales	$147	$—	$—	$1	$148

Sales in the preceding table represent the recorded investment (i.e., net of charge-offs and discounts or premiums) of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. As more fully described in Note 2, corporate loan sales generally occur as part of our credit management activities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Past due, nonaccrual, and modified loans

The following table presents information on delinquency status of our loans held for investment.

$ in millions	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual with allowance	Nonaccrual with no allowance	Current and accruing	Total loans held for investment
September 30, 2024
SBL	$3	$—	$3	$—	$—	$16,230	$16,233
C&I loans	—	—	—	58	—	9,895	9,953
CRE loans	—	—	—	67	18	7,530	7,615
REIT loans	—	—	—	19	—	1,697	1,716
Residential mortgage loans	3	—	3	—	13	9,396	9,412
Tax-exempt loans	—	—	—	—	—	1,338	1,338
Total loans held for investment	$6	$—	$6	$144	$31	$46,086	$46,267

September 30, 2023
SBL	$9	$—	$9	$—	$—	$14,597	$14,606
C&I loans	—	—	—	69	2	10,335	10,406
CRE loans	—	—	—	35	13	7,173	7,221
REIT loans	—	—	—	—	—	1,668	1,668
Residential mortgage loans	2	—	2	—	9	8,651	8,662
Tax-exempt loans	—	—	—	—	—	1,541	1,541
Total loans held for investment	$11	$—	$11	$104	$24	$43,965	$44,104
The preceding table includes $89 million and $96 million at September 30, 2024 and 2023, respectively, of nonaccrual loans which were current pursuant to their contractual terms.

On October 1, 2023, we adopted ASU 2022-02, which eliminated the recognition and measurement guidance for TDRs. See Note 2 for additional information about this guidance. Loans to borrowers experiencing financial difficulty which were modified during the year ended September 30, 2024 were not significant. As of September 30, 2023, TDRs were $21 million, $3 million, and $10 million for C&I loans, CRE loans, and residential first mortgage loans, respectively.

Other real estate owned, included in “Other assets” on our Consolidated Statements of Financial Condition, was insignificant at both September 30, 2024 and 2023.

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

		September 30,
$ in millions	Nature of collateral	2024	2023
C&I loans	Commercial real estate and other business assets	$9	$11
CRE loans	Office, multi-family residential, healthcare, medical office, and industrial real estate	$115	$47
Residential mortgage loans	Single family homes	$8	$5

CRE collateral dependent loans as of September 30, 2024 included certain loans that were placed on nonaccrual status with an associated allowance during the year ended September 30, 2024.

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

	As of and for the year ended September 30, 2024
	Loans by origination fiscal year
$ in millions	2024	2023	2022	2021	2020	Prior	Revolving loans	Total
SBL
Risk rating:
Pass	$131	$30	$15	$76	$27	$52	$15,900	$16,231
Special mention	—	—	—	—	—	—	—	—
Substandard (1)	2	—	—	—	—	—	—	2
Doubtful	—	—	—	—	—	—	—	—
Total SBL	$133	$30	$15	$76	$27	$52	$15,900	$16,233
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

C&I loans
Risk rating:
Pass	$616	$454	$1,178	$716	$586	$3,287	$2,966	$9,803
Special mention	—	4	1	—	54	1	—	60
Substandard	—	—	—	—	46	25	12	83
Doubtful	—	—	—	—	—	5	2	7
Total C&I loans	$616	$458	$1,179	$716	$686	$3,318	$2,980	$9,953
Gross charge-offs	$—	$—	$—	$3	$4	$38	$—	$45

CRE loans
Risk rating:
Pass	$873	$1,156	$2,082	$930	$706	$1,111	$435	$7,293
Special mention	—	30	76	—	14	16	—	136
Substandard	—	58	9	5	9	89	16	186
Doubtful	—	—	—	—	—	—	—	—
Total CRE loans	$873	$1,244	$2,167	$935	$729	$1,216	$451	$7,615
Gross charge-offs	$—	$—	$—	$—	$—	$21	$—	$21

REIT loans
Risk rating:
Pass	$172	$250	$167	$135	$55	$195	$564	$1,538
Special mention	—	—	—	—	—	—	—	—
Substandard	—	19	—	—	40	—	119	178
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$172	$269	$167	$135	$95	$195	$683	$1,716
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage loans
Risk rating:
Pass	$1,373	$1,637	$2,725	$1,493	$858	$1,260	$39	$9,385
Special mention	—	—	1	1	—	5	—	7
Substandard	—	—	8	—	—	12	—	20
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$1,373	$1,637	$2,734	$1,494	$858	$1,277	$39	$9,412
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Tax-exempt loans
Risk rating:
Pass	$62	$57	$248	$153	$52	$766	$—	$1,338
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$62	$57	$248	$153	$52	$766	$—	$1,338
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

(1)As of September 30, 2024, these balances relate to loans which were collateralized by private securities or other financial instruments with a limited trading market.

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

	September 30, 2024
	Loans by origination fiscal year
$ in millions	2024	2023	2022	2021	2020	Prior	Revolving loans	Total
FICO score:
Below 600	$1	$7	$13	$5	$3	$14	$—	$43
600 - 699	79	52	107	52	44	124	5	463
700 - 799	1,093	992	1,564	793	469	636	23	5,570
800 +	197	584	1,050	642	341	499	10	3,323
FICO score not available	3	2	—	2	1	4	1	13
Total	$1,373	$1,637	$2,734	$1,494	$858	$1,277	$39	$9,412

LTV ratio:
Below 80%	$988	$1,155	$2,104	$1,182	$665	$973	$38	$7,105
80%+	385	482	630	312	193	304	1	2,307
Total	$1,373	$1,637	$2,734	$1,494	$858	$1,277	$39	$9,412

	September 30, 2023
	Loans by origination fiscal year
$ in millions	2023	2022	2021	2020	2019	Prior	Revolving loans	Total
FICO score:
Below 600	$7	$1	$3	$2	$3	$55	$—	$71
600 - 699	99	154	106	83	30	79	4	555
700 - 799	1,381	2,327	1,218	666	320	609	20	6,541
800 +	274	407	279	168	77	265	6	1,476
FICO score not available	4	2	3	1	5	3	1	19
Total	$1,765	$2,891	$1,609	$920	$435	$1,011	$31	$8,662

LTV ratio:
Below 80%	$1,244	$2,218	$1,257	$716	$323	$780	$29	$6,567
80%+	521	673	352	204	112	231	2	2,095
Total	$1,765	$2,891	$1,609	$920	$435	$1,011	$31	$8,662

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Allowance for credit losses

The following table presents changes in the allowance for credit losses on held for investment bank loans by portfolio segment.

$ in millions	SBL	C&I loans	CRE loans	REIT loans	Residential mortgage loans	Tax-exempt loans	Total
Year ended September 30, 2024
Balance at beginning of year	$7	$214	$161	$16	$74	$2	$474
Provision/(benefit) for credit losses	(1)	1	48	7	(10)	—	45
Net (charge-offs)/recoveries:
Charge-offs	—	(45)	(21)	—	—	—	(66)
Recoveries	—	3	—	—	1	—	4
Net (charge-offs)/recoveries	—	(42)	(21)	—	1	—	(62)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of year	$6	$173	$188	$23	$65	$2	$457
ACL by loan portfolio segment as a % of total ACL	1.3%	38.0%	41.1%	5.0%	14.2%	0.4%	100.0%

Year ended September 30, 2023
Balance at beginning of year	$3	$226	$87	$21	$57	$2	$396
Provision/(benefit) for credit losses	4	32	84	(5)	17	—	132
Net (charge-offs)/recoveries:
Charge-offs	—	(45)	(13)	—	—	—	(58)
Recoveries	—	1	3	—	—	—	4
Net (charge-offs)/recoveries	—	(44)	(10)	—	—	—	(54)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of year	$7	$214	$161	$16	$74	$2	$474
ACL by loan portfolio segment as a % of total ACL	1.5%	45.1%	34.0%	3.4%	15.6%	0.4%	100.0%

Year ended September 30, 2022
Balance at beginning of year	$4	$191	$66	$22	$35	$2	$320
Initial allowance on acquired PCD loans	—	1	2	—	—	—	3
Provision/(benefit) for credit losses:
Initial provision for credit losses on non-PCD loans acquired with TriState Capital Bank	2	5	19	—	—	—	26
Provision/(benefit) for credit losses	(3)	57	—	(1)	21	—	74
Total provision/(benefit) for credit losses	(1)	62	19	(1)	21	—	100
Net (charge-offs)/recoveries:
Charge-offs	—	(28)	(4)	—	—	—	(32)
Recoveries	—	—	5	—	1	—	6
Net (charge-offs)/recoveries	—	(28)	1	—	1	—	(26)
Foreign exchange translation adjustment	—	—	(1)	—	—	—	(1)
Balance at end of year	$3	$226	$87	$21	$57	$2	$396
ACL by loan portfolio segment as a % of total ACL	0.8%	57.0%	22.0%	5.3%	14.4%	0.5%	100.0%

The allowance for credit losses on bank loans held for investment decreased $17 million during the year ended September 30, 2024, primarily resulting from net-charges off during the period, partially offset by the bank loan provision for credit losses of $45 million during the year. The bank loan provision for credit losses for the year ended September 30, 2024 primarily reflected the impacts of loan growth, specific reserves, loan downgrades, and charge-offs in our C&I and CRE loan portfolios, partially offset by the favorable impacts of an improved economic forecast, loan repayments, and loan sales in the C&I loan portfolio.

The allowance for credit losses on unfunded lending commitments, which is included in “Other payables” on our Consolidated Statements of Financial Condition, was $22 million at both September 30, 2024 and 2023 and $19 million at September 30, 2022.

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

	September 30,
$ in millions	2024	2023
Affiliated with the firm as of year-end (1)	$1,350	$1,158
No longer affiliated with the firm as of year-end (2)	16	10
Total loans to financial advisors	1,366	1,168
Allowance for credit losses	(40)	(32)
Loans to financial advisors, net	$1,326	$1,136
Accrued interest receivable on loans to financial advisors (included in “Other receivables, net”)	$9	$6
Allowance for credit losses as a percent of total loans to financial advisors	2.93%	2.74%

(1)These loans were predominantly current.
(2)These loans were on nonaccrual status and approximately half were past due for a period of 180 days or more.

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

$ in millions	Aggregate assets	Aggregate liabilities
September 30, 2024
LIHTC funds	$136	$60
Restricted Stock Trust Fund	19	19
Total	$155	$79

September 30, 2023
LIHTC funds	$51	$6
Restricted Stock Trust Fund	20	20
Total	$71	$26

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

The following table presents information about the carrying value of the assets and liabilities of the VIEs which we consolidate and which are included on our Consolidated Statements of Financial Condition. Intercompany balances are eliminated in consolidation and are not reflected in the following table.

	September 30,
$ in millions	2024	2023
Assets:
Cash and cash equivalents and assets segregated for regulatory purposes and restricted cash	$17	$5
Other assets	119	46
Total assets	$136	$51
Liabilities:
Other payables	$37	$—
Total liabilities	$37	$—
Noncontrolling interests	$(6)	$(27)

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

	September 30,
	2024			2023
$ in millions	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
LIHTC funds	$9,049	$3,079	$116	$8,451	$2,964	$113
Private Equity Interests	2,824	873	102	2,591	655	101
Other	204	146	64	201	84	3
Total	$12,077	$4,098	$282	$11,243	$3,703	$217

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
NOTE 11 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

Our goodwill and identifiable intangible assets result from various acquisitions. See Note 2 for a discussion of our goodwill and intangible assets accounting policies. The following table presents our goodwill and net identifiable intangible asset balances as of the dates indicated.

	September 30,
$ in millions	2024	2023
Goodwill	$1,451	$1,437
Identifiable intangible assets, net	435	470
Total goodwill and identifiable intangible assets, net	$1,886	$1,907

Goodwill

The following table summarizes our goodwill by segment and the balances and activity for the years indicated.

$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Total
Year ended September 30, 2024
Goodwill as of beginning of year	$564	$275	$69	$529	$1,437
Foreign currency translations	14	—	—	—	14
Goodwill as of end of year	$578	$275	$69	$529	$1,451

Year ended September 30, 2023
Goodwill as of beginning of year	$550	$274	$69	$529	$1,422
Foreign currency translations	14	1	—	—	15
Goodwill as of end of year	$564	$275	$69	$529	$1,437

Qualitative assessments

As described in Note 2, we perform goodwill impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We performed our latest annual goodwill impairment testing as of our January 1, 2024 evaluation date, evaluating balances as of December 31, 2023. In that testing, we performed a qualitative impairment assessment for each of our reporting units that had goodwill. Based upon the outcome of our qualitative assessments, no impairment was identified. No events have occurred since our annual assessment date that would cause us to update this impairment testing.

Identifiable intangible assets, net

The following table sets forth our identifiable intangible asset balances by segment, net of accumulated amortization, and activity for the years indicated.

$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Total
Year ended September 30, 2024
Net identifiable intangible assets as of beginning of year	$168	$50	$132	$120	$470
Amortization expense	(15)	(10)	(7)	(12)	(44)
Foreign currency translations	9	—	—	—	9
Net identifiable intangible assets as of end of year	$162	$40	$125	$108	$435

Year ended September 30, 2023
Net identifiable intangible assets as of beginning of year	$178	$60	$139	$132	$509
Amortization expense	(16)	(10)	(7)	(12)	(45)
Foreign currency translations	6	—	—	—	6
Net identifiable intangible assets as of end of year	$168	$50	$132	$120	$470

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
The following table summarizes our identifiable intangible assets by type.

	September 30,
	2024		2023
$ in millions	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Customer relationships	$349	$(127)	$365	$(127)
Core deposit intangible	89	(21)	89	(12)
Trade names	59	(13)	59	(10)
Developed technology	58	(17)	58	(10)
Non-amortizing customer relationships	57	—	57	—
All other	3	(2)	6	(5)
Total	$615	$(180)	$634	$(164)

The following table sets forth the projected amortization expense by fiscal year associated with our identifiable intangible assets with finite lives.

Fiscal year ended September 30,	$ in millions
2025	$41
2026	39
2027	38
2028	37
2029	37
Thereafter	186
Total	$378

Qualitative assessments

As described in Note 2, we perform impairment testing for our non-amortizing customer relationship intangible assets on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of the assets below their carrying value. We performed our latest annual impairment testing as of our January 1, 2024 evaluation date, evaluating the balance as of December 31, 2023. In that testing, we performed qualitative assessments for our non-amortizing customer relationship intangible assets. Based upon the outcome of our qualitative assessments, no impairment was identified. No events have occurred since such assessments that would cause us to update this impairment testing.

NOTE 12 - OTHER ASSETS

The following table details the components of other assets as of the dates indicated. See Note 2 for a discussion of our accounting polices related to certain of these components.

	September 30,
$ in millions	2024	2023
Investments in company-owned life insurance policies	$1,396	$1,110
Property and equipment, net	635	561
ROU lease assets	568	560
Prepaid expenses	220	209
Investments in FHLB and FRB stock	114	114
Client-owned fractional shares	133	98
All other	291	141
Total other assets	$3,357	$2,793

See Note 13 for additional information regarding our property and equipment and Note 14 for additional information regarding our leases.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
NOTE 13 - PROPERTY AND EQUIPMENT, NET

The following table presents the components of our property and equipment, net as of the dates indicated.

	September 30,
	2024			2023
$ in millions	Gross carrying value	Accumulated depreciation/ software amortization	Property and equipment, net	Gross carrying value	Accumulated depreciation/ software amortization	Property and equipment, net
Land	$30	$—	$30	$30	$—	$30
Software, including development in progress	870	(568)	302	758	(491)	267
Buildings, building components, leasehold and land improvements	465	(263)	202	436	(256)	180
Furniture, fixtures and equipment	456	(355)	101	407	(323)	84
Total	$1,821	$(1,186)	$635	$1,631	$(1,070)	$561

Depreciation expense associated with property and equipment was $58 million, $51 million, and $50 million for the years ended September 30, 2024, 2023, and 2022, respectively, and is included in “Occupancy and equipment” expense on our Consolidated Statements of Income and Comprehensive Income. Amortization expense associated with computer software was $77 million, $69 million, and $62 million for the years ended September 30, 2024, 2023, and 2022, respectively, and is included in “Communications and information processing” expense on our Consolidated Statements of Income and Comprehensive Income. We also incur software licensing fees, which are included in “Communications and information processing” expense on our Consolidated Statements of Income and Comprehensive Income.

NOTE 14 - LEASES

The following table presents the balances related to our leases on our Consolidated Statements of Financial Condition. See Note 2 for a discussion of our accounting policies related to leases.

	September 30,
$ in millions	2024	2023
ROU lease assets (included in “Other assets”)	$568	$560
Lease liabilities (included in “Other payables”)	$533	$539

The weighted-average remaining lease term and discount rate for our leases is presented in the following table.

	September 30,
	2024	2023
Weighted-average remaining lease term	6.3 years	6.7 years
Weighted-average discount rate	4.87%	4.68%

Lease expense

The following table details the components of lease expense, which is included in “Occupancy and equipment” expense on our Consolidated Statements of Income and Comprehensive Income.

	Year ended September 30,
$ in millions	2024	2023	2022
Lease costs	$142	$133	$118
Variable lease costs	$37	$31	$28

Variable lease costs in the preceding table include payments required under lease arrangements for common area maintenance charges and other variable costs that are not reflected in the measurement of ROU lease assets and lease liabilities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Lease liabilities

The maturities by fiscal year of our lease liabilities as of September 30, 2024 are presented in the following table.

Fiscal year ended September 30,	$ in millions
2025	$128
2026	115
2027	90
2028	78
2029	68
Thereafter	149
Gross lease payments	628
Less: interest	(95)
Present value of lease liabilities	$533

Lease liabilities as of September 30, 2024 excluded $35 million of minimum lease payments related to lease arrangements that were legally binding but had not yet commenced. These leases are estimated to commence in fiscal 2025 with lease terms of up to eight years.

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

	September 30,
	2024		2023
$ in millions	Balance	Weighted-average rate	Balance	Weighted-average rate
Money market and savings accounts	$32,304	2.18%	$32,268	1.85%
Interest-bearing demand deposits	20,570	4.56%	18,376	4.98%
Certificates of deposit	2,612	4.70%	2,831	4.41%
Non-interest-bearing demand deposits	524	—	724	—
Total bank deposits	$56,010	3.18%	$54,199	3.06%

Money market and savings accounts in the preceding table included $23.98 billion and $25.36 billion as of September 30, 2024 and 2023, respectively, of cash balances which were swept to our Bank segment from the client investment accounts maintained at Raymond James & Associates, Inc. (“RJ&A”). Such deposits are held in Federal Deposit Insurance Corporation (“FDIC”)-insured bank accounts through the RJBDP. Total bank deposits in the preceding table included $14.02 billion and $13.59 billion of deposits as of September 30, 2024 and 2023, respectively, associated with our ESP, in which PCG clients deposit cash in a high-yield Raymond James Bank account. Substantially all of the ESP balances are reflected in interest-bearing demand deposits in the preceding table.

The following table details the amount of total bank deposits (which excludes affiliate deposits) that are FDIC-insured, as well as the amount that exceeded the FDIC insurance limit at each respective period end.

$ in millions	September 30, 2024	September 30, 2023
FDIC-insured bank deposits	$48,964	$48,344
Bank deposits exceeding FDIC insurance limit (1) (2)	7,046	5,855
Total bank deposits	$56,010	$54,199
FDIC-insured bank deposits as a % of total bank deposits	87%	89%

(1)Bank deposits that exceeded the FDIC insurance limit were calculated in accordance with applicable regulatory reporting requirements.
(2)Excluded affiliate deposits exceeding the FDIC insurance limit of $1.05 billion and $764 million as of September 30, 2024 and 2023, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

The following table sets forth the amount of certificates of deposit that exceeded the FDIC insurance limit, categorized by the time remaining until maturity, as of September 30, 2024.

$ in millions	September 30, 2024
Three months or less	$76
Over three through six months	44
Over six through twelve months	30
Over twelve months	11
Total certificates of deposit that exceeded the FDIC insurance limit (1)	$161

(1)Total certificates of deposit that exceeded the FDIC insurance limit were calculated in accordance with applicable regulatory reporting requirements.

The maturities by fiscal year of our certificates of deposit as of September 30, 2024 are presented in the following table.

Fiscal year ended September 30,	$ in millions
2025	$2,227
2026	322
2027	30
2028	18
2029	15
Total certificates of deposit	$2,612

Interest expense on deposits, excluding interest expense related to affiliate deposits, is summarized in the following table.

	Year ended September 30,
$ in millions	2024	2023	2022
Money market and savings accounts	$664	$527	$78
Interest-bearing demand deposits	993	469	38
Certificates of deposit	123	84	15
Total interest expense on deposits	$1,780	$1,080	$131

We use an interest rate swap to manage the risk of increases in interest rates associated with certain money market and savings accounts by converting the balances subject to variable interest rates to a fixed interest rate. See Notes 2 and 6 for information regarding this interest rate swap, which has been designated and accounted for as a cash flow hedge.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

NOTE 16 – OTHER BORROWINGS

The following table details the components of our other borrowings.

	September 30, 2024			September 30, 2023
$ in millions	Weighted average interest rate	Maturity date	Balance	Weighted average interest rate	Maturity date	Balance
FHLB advances:
Floating rate - term	5.14%	March 2025 - December 2025	$650	5.62%	December 2023 - March 2025	$850
Fixed rate	4.47%	December 2024 - December 2028	300	5.70%	December 2023	150
Total FHLB advances			950			1,000
Subordinated notes - fixed-to-floating (including an unaccreted premium of $1 and $2, respectively)	5.75%	May 2030	99	5.75%	May 2030	100
Total other borrowings			$1,049			$1,100

FHLB advances

We have entered into advances from the FHLB at Raymond James Bank and TriState Capital Bank, which are secured by certain of our bank loans and available-for-sale securities. The interest rates on our floating-rate advances are based on a Secured Overnight Financing Rate (“SOFR”) and reset daily. We use interest rate swaps to manage the risk of increases in interest rates associated with the majority our floating-rate FHLB advances by converting the balances subject to variable interest rates to a fixed interest rate. See Notes 2 and 6 for information regarding these interest rate swaps, which have been designated and accounted for as cash flow hedges. See Note 7 for additional information regarding bank loans and available-for-sale securities pledged with the FHLB as security for our FHLB borrowings.
Subordinated notes

As of September 30, 2024, we had subordinated notes due May 2030 outstanding, with an aggregate principal amount of $98 million. Our subordinated notes incur interest at a fixed rate of 5.75% until May 2025 and thereafter at a variable interest rate equal to 3-month CME Term SOFR plus a spread adjustment of 5.62% per annum. We may redeem these subordinated notes beginning in August 2025 at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to the redemption date.

Credit Facility

RJF and RJ&A are parties to a revolving credit facility agreement (the “Credit Facility”), a committed unsecured line of credit under which either RJ&A or RJF have the ability to borrow. The Credit Facility has a term through April 2028 and provides for maximum borrowings of up to $750 million. The interest rates on borrowings under the Credit Facility are variable and based on SOFR, as adjusted for RJF’s credit rating. There were no borrowings outstanding on the Credit Facility as of September 30, 2024 or September 30, 2023. There is a facility fee associated with the Credit Facility, which also varies with RJF’s credit rating (the “Variable Rate Facility Fee”). Based upon RJF’s credit rating as of September 30, 2024, the Variable Rate Facility Fee, which is applied to the committed amount, was 0.125% per annum.

Other

In addition to the Credit Facility, we maintain various secured and unsecured lines of credit, which are generally utilized to finance certain fixed income trading instruments or for cash management purposes. Borrowings during the year were generally day to day and there were no borrowings outstanding on these arrangements as of September 30, 2024 or September 30, 2023. The interest rates for these arrangements are variable and are based on a daily bank quoted rate, which may reference SOFR, the federal funds rate, a lender’s prime rate, the Canadian prime rate or another commercially available rate, as applicable.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
borrowings outstanding as of September 30, 2024, the clearing organization is under no contractual obligation to lend to us under this arrangement. We also have other collateralized financings included in “Collateralized financings” on our Consolidated Statements of Financial Condition. See Note 7 for information regarding our other collateralized financing arrangements.

NOTE 17 – SENIOR NOTES PAYABLE

The following table summarizes our senior notes payable.

	September 30,
$ in millions	2024	2023
4.65% senior notes, due 2030	$500	$500
4.95% senior notes, due 2046	800	800
3.75% senior notes, due 2051	750	750
Total principal amount	2,050	2,050
Net unaccreted premiums	5	5
Unamortized debt issuance costs	(15)	(16)
Total senior notes payable	$2,040	$2,039

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

NOTE 18 – INCOME TAXES

For a discussion of our income tax accounting policies and other income tax-related information see Note 2.

The following table presents our U.S. and foreign components of pre-tax income for each respective period.

	Year ended September 30,
$ in millions	2024	2023	2022
U.S.	$2,534	$2,193	$1,907
Foreign	109	87	115
Pre-tax income	$2,643	$2,280	$2,022

The following table details the total income tax provision/(benefit) allocation for each respective period.

	Year ended September 30,
$ in millions	2024	2023	2022
Included in:
Net income	$575	$541	$513
Equity, arising from available-for-sale securities recorded through OCI	149	3	(311)
Equity, arising from cash flow hedges recorded through OCI	(12)	—	24
Equity, arising from currency translations, net of the impact of net investment hedges recorded through OCI	—	(4)	23
Total provision for income taxes	$712	$540	$249

The following table details our provision/(benefit) for income taxes included in net income for each respective period.

	Year ended September 30,
$ in millions	2024	2023	2022
Current:
Federal	$486	$468	$406
State and local	131	122	91
Foreign	41	39	32
Total current	$658	$629	$529
Deferred:
Federal	(68)	(59)	(10)
State and local	(12)	(16)	(3)
Foreign	(3)	(13)	(3)
Total deferred	$(83)	$(88)	$(16)
Total provision for income taxes included in net income	$575	$541	$513

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
The following table details a reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate to our actual provision for income taxes and the effective income tax rate for each respective period.

	Year ended September 30,
	2024		2023		2022
$ in millions	Amount	Rate	Amount	Rate	Amount	Rate
Provision calculated at statutory rate	$555	21.0%	$479	21.0%	$425	21.0%
State income tax, net of federal benefit	87	3.3%	83	3.6%	65	3.2%
Nondeductible executive compensation	13	0.5%	13	0.6%	9	0.4%
Foreign tax rate differential	10	0.4%	8	0.4%	4	0.2%
(Gains)/losses on company-owned life insurance policies which are not subject to tax	(51)	(1.9)%	(22)	(1.0)%	36	1.8%
Federal tax credits (1)	(25)	(1.0)%	(15)	(0.7)%	(17)	(0.8)%
Excess tax benefits related to share-based compensation (2)	(20)	(0.8)%	(21)	(0.9)%	(22)	(1.1)%
Nondeductible fines and penalties (3)	(6)	(0.2)%	18	0.8%	—	—%
Other, net	12	0.5%	(2)	(0.1)%	13	0.7%
Total	$575	21.8%	$541	23.7%	$513	25.4%

(1)Included investment tax credits of $20 million, $11 million, and $15 million for the years ended September 30, 2024, 2023, and 2022, respectively, primarily related to our equity investments in LIHTC funds and historic tax credit funds, as well as certain renewable energy tax credits. “Federal tax credits” in the preceding table excluded tax credits on equity investments accounted for under the proportional amortization method. Such tax credits and the related amortization are included in “Other, net” in the preceding table.
(2)Excess tax benefits related to share-based compensation were primarily attributable to the increase in fair value of our RSUs between grant date and delivery date which was $91 million, $95 million, and $101 million for the years ended September 30, 2024, 2023, and 2022, respectively.
(3)The year ended September 30, 2024, reflected the favorable impact of a legal and regulatory matters reserve release while the year ended September 30, 2023, reflected the impact of provisions for legal and regulatory matters.

We hold equity investments in certain structures which deliver tax benefits that qualify for the application of the proportional amortization method, whereby such investment is amortized in proportion to the allocation of tax benefits received in each year, and the investment amortization and the tax benefits are presented on a net basis within “Provision for income taxes” on our Consolidated Statements of Income and Comprehensive Income. See Note 2 for additional information. For the years ended September 30, 2024 and 2023, the amortization of renewable energy tax credit investments accounted for under the proportional amortization method was $28 million and $86 million, respectively, and we recognized offsetting tax credits of $28 million and $81 million, respectively. For the year ended September 30, 2023, we also recognized other tax benefits related to such investments of $9 million. For both the years ended September 30, 2024 and 2023, the amortization of LIHTC investments accounted for under the proportional amortization method was $3 million, and we recognized offsetting tax credits of $3 million. Such amounts are reflected in “Other, net” in the preceding table. There was no such investment amortization for the year ended September 30, 2022. As of September 30, 2024, we had $63 million of remaining commitments related to a renewable energy tax credit investment accounted for under the proportional amortization method, which was accrued within “Other payables” on our Consolidated Statements of Financial Condition and is expected to be funded in our fiscal 2025 upon the project satisfying certain conditions. The unamortized equity investment related to this investment was $61 million and was included in “Other assets” on our Consolidated Statements of Financial Condition as of September 30, 2024.

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

	September 30,
$ in millions	2024	2023
Deferred tax assets:
Deferred compensation	$433	$338
Unrealized loss associated with available-for-sale securities	161	310
Allowances for credit losses	140	140
Lease liabilities	123	135
Accrued expenses	46	56
Unrealized loss associated with loan portfolios	32	46
Net operating losses and credit carryforwards	26	19
Other	19	21
Total deferred tax assets	980	1,065
Less: valuation allowance	(9)	(5)
Total deferred tax assets, net of valuation allowance	971	1,060
Deferred tax liabilities:
Goodwill and identifiable intangible assets	(138)	(131)
ROU lease assets	(134)	(141)
Property and equipment	(44)	(68)
Unrealized gain associated with cash flow hedges	(4)	(16)
Other	(4)	(1)
Total deferred tax liabilities	(324)	(357)
Net deferred tax assets	$647	$703

Classified as follows in the Consolidated Statements of Financial Condition:
Deferred income taxes, net	$651	$711
Other payables	(4)	(8)
Net deferred tax assets	$647	$703

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

	Year ended September 30,
$ in millions	2024	2023	Expires beginning of fiscal year
Deferred tax asset:
U.S. Federal net operating losses (1)	$8	$8	Indefinitely
U.S. State net operating losses (1)	5	4	2027
Foreign net operating losses	13	7	2041
Total deferred tax asset related to carryforwards	$26	$19

Valuation allowance:
U.S. Federal net operating losses	$2	$1
U.S. State net operating losses	5	4
Foreign net operating losses	2	—
Net valuation allowance	$9	$5

(1)Both the federal and state net operating loss carryfowards relate to separate company entity filings. As a result, these losses are not able to be utilized in our consolidated filings.

As of September 30, 2024, total deferred tax assets, net of valuation allowance, aggregated to $971 million. We continue to believe that the realization of our deferred tax assets is more likely than not based on expectations of future taxable income.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
The $4 million and $8 million of net deferred tax liabilities included in “Other payables” on our Consolidated Statements of Financial Condition as of September 30, 2024 and 2023, respectively, primarily arose from entities in the U.K., and accordingly were not netted against balances arising from our U.S. entities.

As of September 30, 2024, we considered substantially all undistributed earnings of non-U.S. subsidiaries to be permanently reinvested and have not provided for any U.S. deferred income taxes related to such subsidiaries as we expect our incremental tax cost of repatriating such offshore earnings to not be significant. As of September 30, 2024, we had approximately $578 million of cumulative undistributed earnings attributable to foreign subsidiaries. Because the time and manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes, and foreign tax credits associated with the future repatriation of such earnings, and therefore cannot quantify the tax liability that would be payable in the event all such foreign earnings are repatriated.

As of September 30, 2024, the current tax receivable, which was included in “Other receivables, net” on our Consolidated Statements of Financial Condition, was $28 million, and there was no current tax payable. As of September 30, 2023, the current tax receivable was $9 million, and the current tax payable was $17 million.

Uncertain tax positions

We recognize the accrual of interest and penalties related to income tax matters in “Interest expense” and “Other” expense, respectively. As of September 30, 2024 and 2023, accrued interest and penalties were $14 million and $12 million, respectively.

The following table presents the aggregate changes in the balances for uncertain tax positions.

	Year ended September 30,
$ in millions	2024	2023	2022
Uncertain tax positions beginning of year	$41	$43	$36
Increases for tax positions related to the current year	6	5	5
Increases for tax positions related to prior years	9	4	10
Decreases for tax positions related to prior years	(2)	(2)	(1)
Decreases due to lapsed statute of limitations	(6)	(8)	(7)
Decreases related to settlements	—	(1)	—
Uncertain tax positions end of year	$48	$41	$43

The total amount of uncertain tax positions that, if recognized, would impact the effective tax rate (the items included in the preceding table after considering the federal tax benefit associated with any state tax provisions) was $41 million, $35 million, and $38 million at September 30, 2024, 2023 and 2022, respectively.  We anticipate that the uncertain tax position liability balance will decrease by approximately $22 million over the next 12 months due to expiration of statutes of limitations of federal and state tax returns.

RJF and its domestic subsidiaries are included in the consolidated income tax returns of RJF in the U.S. federal jurisdiction and various consolidated states. Our subsidiaries also file separate income tax returns in various state, local, and foreign jurisdictions. With few exceptions, we are generally no longer subject to U.S. federal or foreign income tax examination by tax authorities for fiscal years prior to fiscal 2021, and fiscal years prior to fiscal 2020 for state and local jurisdictions. Certain state and local and foreign tax returns are currently under various stages of audit and appeals processes.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

NOTE 19 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Underwriting commitments

In the normal course of business, we enter into commitments for debt and equity underwritings. As of September 30, 2024, we had three such open underwriting commitments, which were subsequently settled in open market transactions and did not result in any losses.

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

	September 30,
$ in millions	2024	2023
SBL and other consumer lines of credit	$44,057	$38,791
Commercial lines of credit	$4,630	$4,131
Unfunded lending commitments	$640	$936
Standby letters of credit	$111	$123

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

RJ&A enters into margin lending arrangements which allow clients to borrow against the value of qualifying securities. Such loans are extended on a demand basis and are generally not committed facilities. Margin loans are collateralized by the securities held in the client’s account at RJ&A. Collateral levels and established credit terms are monitored daily and we require clients to deposit additional collateral or reduce balances as necessary.

We offer loans to prospective financial advisors for recruiting and retention purposes (see Notes 2 and 9 for additional information regarding our loans to financial advisors). These offers are contingent upon certain events occurring, including the individuals joining us or continuing their affiliation with us and meeting certain other conditions outlined in their offer. We had unfunded commitments of $19 million for loans to financial advisors who had met such conditions as of September 30, 2024.

Investment commitments

We had unfunded commitments to various investments, primarily held by Raymond James Bank and TriState Capital Bank, of $76 million as of September 30, 2024.

Other commitments

RJAHI sells investments in project partnerships to various LIHTC funds, which have third-party investors, and for which RJAHI serves as the managing member or general partner. RJAHI typically sells investments in project partnerships to LIHTC

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
funds within 90 days of their acquisition. Until such investments are sold to LIHTC funds, RJAHI is responsible for funding investment commitments to such partnerships. As of September 30, 2024, RJAHI had committed approximately $46 million to project partnerships that had not yet been sold to LIHTC funds. Because we expect to sell these project partnerships to LIHTC funds and the equity funding events arise over future periods, the contractual commitments are not expected to materially impact our future liquidity requirements. RJAHI may also make short-term loans or advances to project partnerships and LIHTC funds.

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

RJF and certain of its subsidiaries are subject to regular reviews and inspections by regulatory authorities and self-regulatory organizations (“SROs”). Reviews can result in the imposition of sanctions for regulatory violations, ranging from non-monetary censures to fines and, in serious cases, temporary or permanent suspension from conducting business, or limitations on certain business activities. In addition, regulatory agencies and SROs institute investigations from time to time into industry practices, among other things, which can also result in the imposition of such sanctions.

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

There are certain matters for which we are unable to estimate the upper end of the range of reasonably possible loss. With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss as of September 30, 2024, we estimated the upper end of the range of reasonably possible aggregate loss to be approximately $40 million in excess of the aggregate accruals for such matters.  See Note 2 for additional information regarding our criteria for recognizing liabilities for contingencies.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

NOTE 20 – SHAREHOLDERS’ EQUITY

Preferred stock

As a component of our total purchase consideration for TriState Capital on June 1, 2022, we issued two series of preferred stock to replace previously issued and outstanding preferred stock of TriState Capital. See Note 3 for additional information about the acquisition. The preferred stock issuance included 1.61 million depositary shares, each representing a 1/40th interest in a share of Series A Preferred Stock, par value of $0.10 per share, with a liquidation preference of $1,000 per share (equivalent of $25 per depositary share) and 3.22 million depositary shares, each representing a 1/40th interest in a share of Series B Preferred Stock, par value of $0.10 per share, with a liquidation preference of $1,000 per share (equivalent of $25 per depositary share). We redeemed all outstanding shares of our Series A Preferred Stock on April 3, 2023.

Dividends on Series B Preferred Stock are non-cumulative and, if declared, payable quarterly at a rate of 6.375% per annum from original issue date up to, but excluding, July 1, 2026, and thereafter at a floating rate equal to 3-month CME Term SOFR plus a spread adjustment of 4.35% per annum. Under certain circumstances, the aforementioned fixed rate may apply in lieu of the floating rate. Subject to requisite regulatory approvals, we may redeem the Series B Preferred Stock, in whole or in part, at the liquidation preference plus declared and unpaid dividends.

The following table details the shares outstanding, carrying value, and aggregate liquidation preference of our preferred stock.

$ in millions	September 30, 2024	September 30, 2023
Series B Preferred Stock:
Shares outstanding	80,500	80,500
Carrying value	$79	$79
Aggregate liquidation preference	$81	$81

The following table details dividends declared and dividends paid on our Series A and Series B preferred stock for the years ended September 30, 2024, 2023, and 2022.

	Dividends declared		Dividends paid
$ in millions, except per share amounts	Total dividends	Per preferred share amount	Total dividends	Per preferred share amount
Year ended September 30, 2024
Series B Preferred Stock	$5	$63.76	$5	$63.76
Year ended September 30, 2023
Series A Preferred Stock (1)	$2	$33.76	$2	$50.64
Series B Preferred Stock	5	$63.76	5	$63.76
Total	$7		$7
Year ended September 30, 2022
Series A Preferred Stock	$1	$33.75	$1	$16.88
Series B Preferred Stock	3	$31.88	1	$15.94
Total	$4		$2

(1)On April 3, 2023, we redeemed all 40,250 outstanding shares of our Series A Preferred Stock with a carrying value of $41 million, which triggered the redemption of the related depositary shares, each representing a 1/40th interest of a share of Series A Preferred Stock, for an aggregate redemption value of $40 million. Preferred stock dividends on our Consolidated Statements of Income and Comprehensive Income for the year ended September 30, 2023 included dividends declared during the year, as well as the $1 million excess of the carrying value of our Series A Preferred Stock over the redemption value, which was reported as an offset to preferred dividends and increased net income available to common shareholders.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Common equity

The following table presents the changes in our common shares outstanding for the years ended September 30, 2024, 2023, and 2022.

	Year ended September 30,
Shares in millions	2024	2023	2022
Balance beginning of year	208.8	215.1	205.7
Repurchases of common stock under the Board of Directors’ common stock repurchase authorization	(7.7)	(8.4)	(1.7)
Issuances due to vesting of RSUs, employee stock purchases, and exercise of stock options, net of forfeitures	2.2	2.1	2.6
Common stock issued for TriState Capital acquisition (1)	—	—	8.5
Balance end of year	203.3	208.8	215.1

(1)On June 1, 2022, in conjunction with our acquisition of TriState Capital we issued 7.97 million shares of common stock as a component of the purchase consideration in the settlement of TriState Capital common stock and 551 thousand RSAs. See Note 3 for additional information on the TriState Capital acquisition and Note 23 for additional information on the RSAs and common stock issuances made under our share-based compensation programs.

We issue shares from time to time during the year to satisfy obligations under certain of our share-based compensation programs, some of which may be reissued out of treasury shares. See Note 23 for additional information on these programs.

Share repurchases

We repurchase shares of our common stock from time to time for a number of reasons, including to offset dilution, which could arise from share issuances resulting from share-based compensation programs or acquisitions. In November 2023, our Board of Directors authorized common stock repurchases of up to $1.5 billion, which replaced the previous authorization. Our share repurchases are effected primarily through regular open-market purchases, typically under a SEC Rule 10b-18 plan, the amounts and timing of which are determined primarily by our current and projected capital position, applicable legal and regulatory constraints, general market conditions and the price and trading volumes of our common stock. During the year ended September 30, 2024, we repurchased 7.7 million shares of our common stock for $900 million at an average price of $116.96 per share under the Board of Directors’ common stock repurchase authorization. As of September 30, 2024, $644 million remained available under the Board of Directors’ common stock repurchase authorization.

Common stock dividends

Dividends per common share declared and paid are detailed in the following table for each respective period.

	Year ended September 30,
	2024	2023	2022
Dividends per common share - declared	$1.80	$1.68	$1.36
Dividends per common share - paid	$1.77	$1.60	$1.28

Our dividend payout ratio is detailed in the following table for each respective period and is computed by dividing dividends declared per common share by earnings per diluted common share.

	Year ended September 30,
	2024	2023	2022
Dividend payout ratio	18.6%	21.1%	19.5%

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

$ in millions	Net investment hedges	Currency translations	Subtotal: net investment hedges and currency translations	Available-for-sale securities	Cash flow hedges	Total
Year ended September 30, 2024
AOCI as of beginning of year	$143	$(216)	$(73)	$(942)	$44	$(971)
OCI:
OCI before reclassifications and taxes	2	47	49	606	(14)	641
Amounts reclassified from AOCI, before tax	—	—	—	—	(35)	(35)
Pre-tax net OCI	2	47	49	606	(49)	606
Income tax effect	—	—	—	(149)	12	(137)
OCI for the year, net of tax	2	47	49	457	(37)	469
AOCI as of end of year	$145	$(169)	$(24)	$(485)	$7	$(502)

Year ended September 30, 2023
AOCI as of beginning of year	$153	$(276)	$(123)	$(902)	$43	$(982)
OCI:
OCI before reclassifications and taxes	(14)	60	46	(37)	33	42
Amounts reclassified from AOCI, before tax	—	—	—	—	(32)	(32)
Pre-tax net OCI	(14)	60	46	(37)	1	10
Income tax effect	4	—	4	(3)	—	1
OCI for the year, net of tax	(10)	60	50	(40)	1	11
AOCI as of end of year	$143	$(216)	$(73)	$(942)	$44	$(971)

Year ended September 30, 2022
AOCI as of beginning of year	$81	$(90)	$(9)	$(5)	$(27)	$(41)
OCI:
OCI before reclassifications and taxes	95	(186)	(91)	(1,208)	85	(1,214)
Amounts reclassified from AOCI, before tax	—	—	—	—	9	9
Pre-tax net OCI	95	(186)	(91)	(1,208)	94	(1,205)
Income tax effect	(23)	—	(23)	311	(24)	264
OCI for the year, net of tax	72	(186)	(114)	(897)	70	(941)
AOCI as of end of year	$153	$(276)	$(123)	$(902)	$43	$(982)

Reclassifications from AOCI to net income, excluding taxes, for the year ended September 30, 2024, 2023, and 2022 were recorded in “Interest expense” on the Consolidated Statements of Income and Comprehensive Income.

Our net investment hedges and cash flow hedges relate to derivatives associated with our Bank segment. See Notes 2 and 6 for additional information on these derivatives.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

NOTE 21 - REVENUES

The following tables present our sources of revenues by segment. See Note 2 for additional information about our significant accounting policies related to revenue recognition. See Note 26 for additional information on our segments.

	Year ended September 30, 2024
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$5,246	$1	$983	$—	$(34)	$6,196
Brokerage revenues:
Securities commissions:
Mutual and other fund products	567	6	5	—	(3)	575
Insurance and annuity products	519	—	—	—	—	519
Equities, ETFs and fixed income products	433	133	—	—	(9)	557
Subtotal securities commissions	1,519	139	5	—	(12)	1,651
Principal transactions (1)	112	371	—	9	—	492
Total brokerage revenues	1,631	510	5	9	(12)	2,143
Account and service fees:
Mutual fund and annuity service fees	461	—	10	—	(1)	470
RJBDP fees	1,431	5	—	—	(829)	607
Client account and other fees	264	8	12	—	(47)	237
Total account and service fees	2,156	13	22	—	(877)	1,314
Investment banking:
Merger & acquisition and advisory	—	521	—	—	—	521
Equity underwriting	38	131	—	—	—	169
Debt underwriting	—	168	—	—	—	168
Total investment banking	38	820	—	—	—	858
Other:
Affordable housing investments business revenues	—	118	—	—	—	118
All other (1)	27	4	3	51	(23)	62
Total other	27	122	3	51	(23)	180
Total non-interest revenues	9,098	1,466	1,013	60	(946)	10,691
Interest income (1)	480	109	14	3,494	135	4,232
Total revenues	9,578	1,575	1,027	3,554	(811)	14,923
Interest expense	(119)	(103)	—	(1,838)	(42)	(2,102)
Net revenues	$9,459	$1,472	$1,027	$1,716	$(853)	$12,821

(1)These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

	Year ended September 30, 2023
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$4,545	$2	$846	$—	$(30)	$5,363
Brokerage revenues:
Securities commissions:
Mutual and other fund products	540	5	6	—	(4)	547
Insurance and annuity products	439	—	—	—	—	439
Equities, ETFs and fixed income products	347	129	—	—	(3)	473
Subtotal securities commissions	1,326	134	6	—	(7)	1,459
Principal transactions (1)	108	341	—	15	(2)	462
Total brokerage revenues	1,434	475	6	15	(9)	1,921
Account and service fees:
Mutual fund and annuity service fees	415	—	1	—	(2)	414
RJBDP fees	1,591	4	—	—	(1,097)	498
Client account and other fees	231	6	20	—	(44)	213
Total account and service fees	2,237	10	21	—	(1,143)	1,125
Investment banking:
Merger & acquisition and advisory	—	418	—	—	—	418
Equity underwriting	35	85	—	—	—	120
Debt underwriting	—	110	—	—	—	110
Total investment banking	35	613	—	—	—	648
Other:
Affordable housing investments business revenues	—	109	—	—	—	109
All other (1)	48	2	2	41	(15)	78
Total other	48	111	2	41	(15)	187
Total non-interest revenues	8,299	1,211	875	56	(1,197)	9,244
Interest income (1)	455	88	10	3,098	97	3,748
Total revenues	8,754	1,299	885	3,154	(1,100)	12,992
Interest expense	(100)	(85)	—	(1,141)	(47)	(1,373)
Net revenues	$8,654	$1,214	$885	$2,013	$(1,147)	$11,619

(1)These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

	Year ended September 30, 2022
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$4,710	$3	$882	$—	$(32)	$5,563
Brokerage revenues:
Securities commissions:
Mutual and other fund products	620	6	7	—	(2)	631
Insurance and annuity products	438	—	—	—	—	438
Equities, ETFs and fixed income products	382	138	—	—	—	520
Subtotal securities commissions	1,440	144	7	—	(2)	1,589
Principal transactions (1)	76	446	—	5	—	527
Total brokerage revenues	1,516	590	7	5	(2)	2,116
Account and service fees:
Mutual fund and annuity service fees	428	—	1	—	(2)	427
RJBDP fees	559	1	—	—	(358)	202
Client account and other fees	220	7	21	—	(44)	204
Total account and service fees	1,207	8	22	—	(404)	833
Investment banking:
Merger & acquisition and advisory	—	709	—	—	—	709
Equity underwriting	38	210	—	—	—	248
Debt underwriting	—	143	—	—	—	143
Total investment banking	38	1,062	—	—	—	1,100
Other:
Affordable housing investments business revenues	—	127	—	—	—	127
All other (1)	32	10	1	26	(8)	61
Total other	32	137	1	26	(8)	188
Total non-interest revenues	7,503	1,800	912	31	(446)	9,800
Interest income (1)	249	36	2	1,209	12	1,508
Total revenues	7,752	1,836	914	1,240	(434)	11,308
Interest expense	(42)	(27)	—	(156)	(80)	(305)
Net revenues	$7,710	$1,809	$914	$1,084	$(514)	$11,003

(1)These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

At September 30, 2024 and September 30, 2023, net receivables related to contracts with customers were $600 million and $519 million, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

NOTE 22 – INTEREST INCOME AND INTEREST EXPENSE

The following table details the components of interest income and interest expense.

	Year ended September 30,
$ in millions	2024	2023	2022
Interest income:
Cash and cash equivalents	$509	$358	$48
Assets segregated for regulatory purposes and restricted cash	183	197	96
Trading assets — debt securities	73	57	27
Available-for-sale securities	220	219	136
Brokerage client receivables	187	170	100
Bank loans, net	2,952	2,671	1,051
All other	108	76	50
Total interest income	4,232	3,748	1,508
Interest expense:
Bank deposits	1,780	1,080	131
Trading liabilities — debt securities	44	36	12
Brokerage client payables	83	78	24
Other borrowings	30	37	21
Senior notes payable	92	92	93
All other	73	50	24
Total interest expense	2,102	1,373	305
Net interest income	2,130	2,375	1,203
Less: Bank loan provision for credit losses	45	132	100
Net interest income after bank loan provision for credit losses	$2,085	$2,243	$1,103

Interest expense related to bank deposits in the preceding table excludes interest expense associated with affiliate deposits, which has been eliminated in consolidation.

NOTE 23 - SHARE-BASED AND OTHER COMPENSATION

Share-based compensation plan

We have one share-based compensation plan, the Raymond James Financial, Inc. Amended and Restated 2012 Stock Incentive Plan (“the Plan”), for our employees, Board of Directors, and independent contractor financial advisors. The Plan authorizes us to grant 96.4 million shares (including the shares available for grant under six predecessor plans). As of September 30, 2024, 16.3 million shares remained available for grant under the Plan. We may utilize treasury shares for grants under the Plan, though we are also permitted to issue new shares. Our share-based compensation accounting policies are described in Note 2.

Restricted stock units

We may grant RSU awards under the Plan in connection with initial employment or under various retention programs for individuals who are responsible for contributing to our management, growth, and/or profitability. We may also grant RSU awards in lieu of cash for a portion of the annual bonus awarded to officers and certain other employees who receive an annual bonus in excess of $275,000. Under the Plan, RSU awards are generally restricted for a three- to five-year period, during which time the awards are generally forfeitable in the event of termination other than for death, disability, or qualifying retirement.

We grant RSUs annually to non-employee members of our Board of Directors. The RSUs granted to these Directors vest over a one-year period from their grant date or upon retirement from our Board.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
The following table presents the RSU award activity, which includes grants to employees, independent contractor financial advisors, and members of our Board of Directors, for the year ended September 30, 2024.

	Shares/Units (in millions)	Weighted-average grant date fair value (per share)
Non-vested as of beginning of year	9.0	$87.43
Granted	1.9	$108.28
Vested	(2.5)	$67.53
Forfeited	(0.3)	$99.84
Non-vested as of end of year	8.1	$97.97

The following table presents expense and income tax benefits related to our RSUs granted to our employees, independent contractor financial advisors, and members of our Board of Directors for the periods indicated.

	Year ended September 30,
$ in millions	2024	2023	2022
RSU share-based compensation amortization	$242	$220	$179
Income tax benefits related to share-based compensation expense	$41	$51	$41

As of September 30, 2024, there were $289 million of total pre-tax compensation costs not yet recognized (net of estimated forfeitures) related to RSUs granted to employees, independent contractor financial advisors, and members of our Board of Directors. These costs are expected to be recognized over a weighted-average period of three years. The following RSU activity occurred for the periods indicated.

	Year ended September 30,
$ in millions, except per unit award amounts	2024	2023	2020
Weighted-average grant date fair value per unit award	$108.28	$115.79	$98.52
Total grant date fair value of RSUs vested	$169	$111	$115

Restricted stock awards
RSAs were issued as a component of our total purchase consideration for TriState Capital on June 1, 2022, in accordance with the terms of the acquisition. For the years ended September 30, 2024, 2023, and 2022, total share-based compensation amortization related to these RSAs was $6 million, $9 million, and $4 million, respectively. As of September 30, 2024, there were $5 million of total pre-tax compensation costs not yet recognized for these RSAs. These costs are expected to be recognized over a weighted-average period of two years. See Note 3 for additional information regarding our acquisition of TriState Capital.

Employee stock purchase plan
Under the 2003 Employee Stock Purchase Plan, we are authorized to issue up to 13.1 million shares of common stock to eligible employees. Under the terms of the plan, share purchases in any calendar year are limited to the lesser of 1,000 shares or shares with a fair value of $25,000. The purchase price of the stock is 85% of the average high and low market price on the day prior to the purchase date. Under the plan, we sold approximately 361 thousand, 428 thousand and 416 thousand shares to employees during the years ended September 30, 2024, 2023, and 2022, respectively. The related compensation expense is calculated as the value of the 15% discount from market value and was $6 million, $7 million, and $6 million for the years ended September 30, 2024, 2023 and 2022, respectively.

Stock options

We had stock options outstanding as of September 30, 2024 which had been issued to our employees and independent contractor financial advisors. Effective in fiscal 2017, we stopped issuing stock options to our employees, and effective in fiscal 2021, we stopped issuing stock options to our independent contractor financial advisors. Share-based compensation expense related to stock options was insignificant for the years ended September 30, 2024, 2023, and 2022. Cash received from stock options exercised by our employees and independent contractor financial advisors during the year ended September 30, 2024 was $5 million.

Employee other compensation

Our profit-sharing plan and employee stock ownership plan (“ESOP”) are qualified plans that provide certain death, disability, or retirement benefits for our U.S.-based employees who meet certain service requirements. The plans are noncontributory and

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

All shares owned by the ESOP are included in earnings per share calculations. Cash dividends paid to the ESOP are reflected as a reduction of retained earnings. The number of shares of our common stock held by the ESOP was 6.5 million and 6.6 million at September 30, 2024 and 2023, respectively. The market value of our common stock held by the ESOP at September 30, 2024 was $794 million, of which $8 million was unearned (not yet vested) by ESOP plan participants.

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

Compensation expense associated with all other employee compensation plans, including those previously described, totaled $254 million, $223 million and $195 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively.

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

NOTE 24 – REGULATORY CAPITAL REQUIREMENTS

RJF, as a bank holding company and financial holding company, as well as Raymond James Bank, TriState Capital Bank, our broker-dealer subsidiaries, and our trust subsidiaries are subject to capital requirements by various regulatory authorities. Capital levels of each entity are monitored to ensure compliance with our various regulatory capital requirements. Failure to meet applicable capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on our financial results.

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

Under these rules, requirements are established for both the quantity and quality of capital held by banking organizations. RJF, Raymond James Bank, and TriState Capital Bank are required to maintain minimum leverage ratios (defined as tier 1 capital divided by adjusted average assets), as well as minimum ratios of tier 1 capital, common equity tier 1 (“CET1”), and total capital to risk-weighted assets. These capital ratios incorporate quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under the regulatory capital rules and are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. We calculate these ratios in order to assess compliance with both regulatory requirements and internal capital policies. In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. As of September 30, 2024, capital levels at RJF, Raymond James Bank, and TriState Capital Bank exceeded the capital conservation buffer requirements and each entity was categorized as “well-capitalized.”

To meet the requirements for capital adequacy or to be categorized as “well-capitalized,” RJF must maintain tier 1 leverage, tier 1 capital, CET1, and total capital amounts and ratios as set forth in the following table.

	Required ratio (1)	Well-capitalized	September 30, 2024		September 30, 2023
$ in millions			Ratio	Amount	Ratio	Amount
RJF:
Tier 1 leverage	4.0%	N/A (2)	12.8%	$10,383	11.9%	$9,321
Tier 1 capital	8.5%	6.0%	22.8%	$10,383	21.4%	$9,321
CET1	7.0%	N/A (2)	22.6%	$10,307	21.2%	$9,245
Total capital	10.5%	10.0%	24.1%	$11,001	22.8%	$9,934
(1)Requirements for tier 1 capital, CET1, and total capital included a required capital conservation buffer of 2.5%.
(2)The Fed’s regulations do not establish well-capitalized thresholds for these measures for BHCs.

As of September 30, 2024, RJF’s regulatory capital increased compared with September 30, 2023 driven by an increase in equity due to positive earnings, partially offset by share repurchases and dividends. RJF’s tier 1 capital and total capital ratios increased compared with September 30, 2023 resulting from the increase in regulatory capital, partially offset by an increase in risk-weighted assets. The increase in risk-weighted assets was primarily driven by increases in other assets, including investments in company-owned life insurance policies, and brokerage client receivables, partially offset by a decline in our available-for-sale securities portfolio. RJF’s tier 1 leverage ratio at September 30, 2024 increased compared to September 30, 2023 due to the increase in regulatory capital, which was partially offset by higher average assets, primarily driven by increases in average bank loans, cash, and other assets, including investments in company-owned life insurance policies, partially offset by a decline in our available-for-sale securities portfolio.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
For RJF to maintain its status as a financial holding company, Raymond James Bank and TriState Capital Bank must, among other things, qualify as “well-capitalized.” To meet the requirements for capital adequacy or to be categorized as “well-capitalized,” Raymond James Bank and TriState Capital Bank must maintain tier 1 leverage, tier 1 capital, CET1, and total capital amounts and ratios as set forth in the following table. Our banks’ failure to remain well-capitalized could result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements.

	Required ratio (1)	Well-capitalized	September 30, 2024		September 30, 2023
$ in millions			Ratio	Amount	Ratio	Amount
Raymond James Bank:
Tier 1 leverage	4.0%	5.0%	8.1%	$3,401	7.8%	$3,355
Tier 1 capital	8.5%	8.0%	14.4%	$3,401	13.7%	$3,355
CET1	7.0%	6.5%	14.4%	$3,401	13.7%	$3,355
Total capital	10.5%	10.0%	15.7%	$3,698	15.0%	$3,662
TriState Capital Bank:
Tier 1 leverage	4.0%	5.0%	7.5%	$1,505	7.2%	$1,290
Tier 1 capital	8.5%	8.0%	16.9%	$1,505	14.8%	$1,290
CET1	7.0%	6.5%	16.9%	$1,505	14.8%	$1,290
Total capital	10.5%	10.0%	17.5%	$1,558	15.3%	$1,333
(1)Requirements for tier 1 capital, CET1, and total capital included a capital conservation buffer of 2.5%.

Our bank subsidiaries may pay dividends to RJF out of retained earnings without prior approval of their regulators as long as the dividends do not exceed the sum of their current calendar year and the previous two calendar years’ retained net income and they satisfy applicable regulatory capital requirements. Dividends paid to RJF from our bank subsidiaries may be limited to the extent that capital is needed to support balance sheet growth or as part of our liquidity and capital management activities.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. As a member firm of the Financial Industry Regulatory Authority (“FINRA”), RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client balances. FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements. As of September 30, 2024, RJ&A had excess net capital available to remit dividends to RJF, subject to applicable regulatory requirements, including, in certain cases, regulatory approval. The following table presents the net capital position of RJ&A.

	September 30,
$ in millions	2024	2023
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	33.6%	43.3%
Net capital	$1,019	$1,035
Less: required net capital	(61)	(48)
Excess net capital	$958	$987

As of September 30, 2024, all of our other active regulated domestic and international subsidiaries were in compliance with and exceeded all applicable capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
NOTE 25 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share.

	Year ended September 30,
$ in millions, except per share amounts	2024	2023	2022
Income for basic earnings per common share:
Net income available to common shareholders	$2,063	$1,733	$1,505
Less allocation of earnings and dividends to participating securities	(4)	(5)	(3)
Net income available to common shareholders after participating securities	$2,059	$1,728	$1,502
Income for diluted earnings per common share:
Net income available to common shareholders	$2,063	$1,733	$1,505
Less allocation of earnings and dividends to participating securities	(4)	(5)	(3)
Net income available to common shareholders after participating securities	$2,059	$1,728	$1,502
Common shares:
Average common shares in basic computation	207.1	211.8	209.9
Dilutive effect of outstanding stock options and certain RSUs	5.2	5.1	5.4
Average common and common equivalent shares used in diluted computation	212.3	216.9	215.3
Earnings per common share:
Basic	$9.94	$8.16	$7.16
Diluted	$9.70	$7.97	$6.98
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	0.1	0.5	0.1

The allocation of earnings and dividends to participating securities in the preceding table represents dividends paid during the year to participating securities, consisting of RSAs and certain RSUs, plus an allocation of undistributed earnings to such participating securities. Participating securities and related dividends paid on these participating securities were insignificant for the years ended September 30, 2024, 2023 and 2022. Undistributed earnings are allocated to participating securities based upon their right to share in earnings as if all earnings for the period had been distributed.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

NOTE 26 – SEGMENT INFORMATION

We currently operate through the following five segments: PCG; Capital Markets; Asset Management; Bank; and Other.

The segments are determined based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources. The financial results of our segments are presented using the same policies as those described in Note 2. Segment results include allocations of most corporate expenses to each segment. Refer to the following discussion of the Other segment for a description of the corporate expenses that are not allocated to segments. Intersegment revenues, expenses, receivables, and payables are eliminated upon consolidation.

The PCG segment provides financial planning, investment advisory, and securities transaction services in the U.S., Canada, and the U.K. for which we generally charge either asset-based fees or sales commissions. The PCG segment also earns revenues for distribution and related support services performed related to mutual and other funds, fixed and variable annuities, and insurance products. The segment includes servicing fee revenues from third-party mutual fund and annuity companies whose products we distribute and from banks to which we sweep a portion of our clients’ cash deposits as part of the RJBDP, our multi-bank sweep program. The segment also includes net interest earnings primarily on assets segregated for regulatory purposes, margin loans provided to clients, cash balances, and securities borrowing transactions, net of interest paid on client cash balances in the Client Interest Program and securities lending transactions.

Our Capital Markets segment conducts investment banking, institutional sales, securities trading, equity research, and the syndication and management of investments in low-income housing funds and funds of a similar nature. We primarily conduct these activities in the U.S., Canada, and Europe.

Our Asset Management segment earns asset management and related administrative fees for providing asset management, portfolio management, and related administrative services to retail and institutional clients. This segment oversees a portion of our fee-based assets under administration for our PCG clients through our Asset Management Services division. This segment also provides asset management services through Raymond James Investment Management for certain retail accounts managed on behalf of third-party institutions, institutional accounts and proprietary mutual funds that we manage. This segment also earns asset management and related administrative fees through services provided by Raymond James Trust, N.A. and Raymond James Trust Company of New Hampshire.

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

The Other segment includes interest income on certain corporate cash balances, the results of our private equity investments, which predominantly consist of investments in third-party funds, certain other corporate investing activity, and certain corporate overhead costs of RJF that are not allocated to operating segments including the interest costs on our public debt, certain provisions for legal and regulatory matters, and certain acquisition-related expenses.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
The following table presents information concerning operations in these segments, inclusive of our acquisitions.

	Year ended September 30,
$ in millions	2024	2023	2022
Net revenues:
Private Client Group	$9,459	$8,654	$7,710
Capital Markets	1,472	1,214	1,809
Asset Management	1,027	885	914
Bank	1,716	2,013	1,084
Other	99	59	(50)
Intersegment eliminations	(952)	(1,206)	(464)
Total net revenues	$12,821	$11,619	$11,003
Pre-tax income/(loss):
Private Client Group	$1,785	$1,763	$1,030
Capital Markets	67	(91)	415
Asset Management	421	351	386
Bank	380	371	382
Other	(10)	(114)	(191)
Total pre-tax income	$2,643	$2,280	$2,022

No individual client accounted for more than ten percent of revenues in any of the years presented.

The following table presents our net interest income on a segment basis.

	Year ended September 30,
$ in millions	2024	2023	2022
Net interest income/(expense):
Private Client Group	$361	$355	$207
Capital Markets	6	3	9
Asset Management	14	10	2
Bank	1,656	1,957	1,053
Other	93	50	(68)
Net interest income	$2,130	$2,375	$1,203

The following table presents our total assets on a segment basis.

	September 30,
$ in millions	2024	2023
Total assets:
Private Client Group	$13,413	$12,375
Capital Markets	3,518	3,087
Asset Management	616	567
Bank	62,367	60,041
Other	3,078	2,290
Total	$82,992	$78,360

The following table presents goodwill, which was included in our total assets, on a segment basis.

	September 30,
$ in millions	2024	2023
Goodwill:
Private Client Group	$578	$564
Capital Markets	275	275
Asset Management	69	69
Bank	529	529
Total	$1,451	$1,437

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
We have operations in the U.S., Canada, and Europe. The vast majority of our long-lived assets are located in the U.S.  The following table presents our net revenues and pre-tax income/(loss) classified by major geographic area in which they were earned.

	Year ended September 30,
$ in millions	2024	2023	2022
Net revenues:
U.S.	$11,728	$10,609	$10,065
Canada	599	563	542
Europe	494	447	396
Total net revenues	$12,821	$11,619	$11,003
Pre-tax income/(loss):
U.S.	$2,534	$2,193	$1,907
Canada	125	108	83
Europe	(16)	(21)	32
Total pre-tax income	$2,643	$2,280	$2,022

The following table presents our total assets by major geographic area in which they were held.

	September 30,
$ in millions	2024	2023
Total assets:
U.S.	$77,033	$72,506
Canada	3,347	3,404
Europe	2,612	2,450
Total	$82,992	$78,360

The following table presents goodwill, which was included in our total assets, classified by major geographic area in which it was held.

	September 30,
$ in millions	2024	2023
Goodwill:
U.S.	$1,250	$1,250
Canada	25	25
Europe	176	162
Total	$1,451	$1,437

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

The broker-dealer subsidiaries of the Parent, including RJ&A our principal domestic broker-dealer, and certain other subsidiaries are required to maintain a minimum amount of net capital due to regulatory requirements. RJ&A is further required by certain covenants in its borrowing agreements to maintain minimum net capital equal to 10% of aggregate debit balances. At September 30, 2024, each of these subsidiaries exceeded their minimum net capital requirements (see Note 24 for additional information).

Of the Parent’s net assets as of September 30, 2024, approximately $128 million of its investment in RJ&A, Raymond James Financial Services, Inc., and SumRidge Partners, LLC was available for distribution to the Parent without further regulatory approvals. As of September 30, 2024, approximately $3.9 billion of the net assets of our U.S. broker-dealer subsidiaries and bank subsidiaries were restricted from distribution to the Parent due to regulatory or other restrictions without prior approval of the respective entity’s regulator. In addition, a large portion of our non-U.S. subsidiaries’ net assets was held to meet regulatory requirements and was not available for use by the Parent.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Cash and cash equivalents of $2.16 billion and $2.08 billion as of September 30, 2024 and 2023, respectively, were held directly by RJF in depository accounts at third-party financial institutions, unrestricted cash held in depository accounts at Raymond James Bank, or were loaned by the Parent to RJ&A, which RJ&A had invested on behalf of RJF, or otherwise deployed in its normal business activities. The loan to RJ&A, which totaled $1.43 billion and $1.39 billion as of September 30, 2024 and 2023, respectively, is included in “Intercompany receivables from subsidiaries” in the following table. RJF maintained depository accounts at Raymond James Bank and TriState Capital Bank totaling $298 million and $294 million as of September 30, 2024 and 2023, respectively. The portion of this total that was available on demand without restrictions, which amounted to $253 million and $240 million as of September 30, 2024 and 2023, is included in “Cash and cash equivalents” in the following table.

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

	September 30,
$ in millions	2024	2023
Assets:
Cash and cash equivalents	$761	$717
Assets segregated for regulatory purposes and restricted cash ($1 and $1 at fair value)	46	43
Intercompany receivables from subsidiaries (primarily non-bank subsidiaries)	1,682	1,590
Investments in consolidated subsidiaries:
Bank subsidiaries	4,829	4,124
Non-bank subsidiaries	6,322	5,787
Goodwill and identifiable intangible assets, net	68	32
All other	1,418	1,090
Total assets	$15,126	$13,383
Liabilities and equity:
Accrued compensation, commissions and benefits	$1,168	$879
Intercompany payables to subsidiaries:
Bank subsidiaries	—	7
Non-bank subsidiaries	8	34
Senior notes payable	2,040	2,039
All other	237	210
Total liabilities	3,453	3,169
Equity	11,673	10,214
Total liabilities and equity	$15,126	$13,383

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
The following table presents the Parent’s statements of income.

	Year ended September 30,
$ in millions	2024	2023	2022
Revenues:
Dividends from non-bank subsidiaries	$911	$874	$2,002
Dividends from bank subsidiaries	500	375	60
Interest from subsidiaries	98	84	23
Interest income	25	20	3
All other	21	18	17
Total revenues	1,555	1,371	2,105
Interest expense	(94)	(93)	(93)
Net revenues	1,461	1,278	2,012
Non-interest expenses:
Compensation, commissions and benefits	96	86	98
Non-compensation expenses:
Communications and information processing	8	9	6
Occupancy and equipment	1	1	1
Business development	23	21	20
Intercompany allocations and charges	7	2	(8)
Professional fees	7	7	17
Other	38	3	47
Total non-compensation expenses	84	43	83
Total non-interest expenses	180	129	181
Pre-tax income before equity in undistributed net income of subsidiaries	1,281	1,149	1,831
Income tax benefit	(98)	(35)	(20)
Income before equity in undistributed net income of subsidiaries	1,379	1,184	1,851
Equity in undistributed net income of subsidiaries (1)	689	555	(342)
Net income	2,068	1,739	1,509
Preferred stock dividends	5	6	4
Net income available to common shareholders	$2,063	$1,733	$1,505

(1)The year ended September 30, 2022 included significant dividends from RJ&A to RJF, which were in excess of net income for the period.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
The following table presents the Parent’s statements of cash flows.

	Year ended September 30,
$ in millions	2024	2023	2022
Cash flows from operating activities:
Net income	$2,068	$1,739	$1,509
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain)/loss on investments	(1)	2	1
Unrealized (gain)/loss on company-owned life insurance policies, net of expenses	(224)	(95)	159
Equity in undistributed net income of subsidiaries	(689)	(555)	342
Other	148	158	161
Net change in:
Intercompany receivables	(54)	1	(23)
Other assets	—	93	40
Intercompany payables	(47)	24	(18)
Other payables	45	34	3
Accrued compensation, commissions and benefits	289	164	(82)
Net cash provided by operating activities	1,535	1,565	2,092

Cash flows from investing activities:
Investments in subsidiaries, net	(50)	(149)	(1,092)
(Advances to)/repayments from subsidiaries, net	(66)	(40)	(723)
Investment in note receivable	—	—	(125)
Proceeds from sales of investments	—	—	7
Purchase of investments in company-owned life insurance policies, net	(51)	(65)	(63)
Net cash (used in) investing activities	(167)	(254)	(1,996)

Cash flows from financing activities:
Repurchases of common stock and share-based awards withheld for payment of withholding tax requirements	(984)	(862)	(216)
Dividends on common and preferred stock	(383)	(355)	(277)
Redemption of preferred stock	—	(40)	—
Exercise of stock options and employee stock purchases	46	46	52
Net cash used in financing activities	(1,321)	(1,211)	(441)
Net increase/(decrease) in cash and cash equivalents, including those segregated for regulatory purposes and restricted cash	47	100	(345)
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at beginning of year	759	659	1,004
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of year	$806	$759	$659

Cash and cash equivalents	$761	$717	$629
Cash and cash equivalents segregated for regulatory purposes and restricted cash	45	42	30
Total cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of year	$806	$759	$659

Supplemental disclosures of cash flow information:
Cash paid for interest	$94	$65	$117
Cash paid for income taxes, net (1)	$40	$9	$24
Common stock issued as consideration for TriState Capital acquisition	$—	$—	$778
Restricted stock awards issued as consideration for TriState Capital acquisition	$—	$—	$28
Preferred stock issued as consideration for TriState Capital acquisition	$—	$—	$120
Effective settlement of note receivable for TriState Capital acquisition	$—	$—	$123
(1)Represented payments, net of refunds, made by the Parent to various taxing authorities and included taxes paid on behalf of certain of its subsidiaries.

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

Changes in Internal Control over Financial Reporting

There were no changes during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by COSO. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2024. KPMG LLP, who audited and reported on our consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting as of September 30, 2024 (included as follows).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Raymond James Financial, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Raymond James Financial, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of September 30, 2024 and 2023, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated November 26, 2024 expressed an unqualified opinion on those consolidated financial statements.

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
November 26, 2024

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
ITEM 9B. OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers appears in Part I, Item 1 of this report. The balance of the information required by Item 10 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2025 Annual Meeting of Shareholders which will be filed with the SEC no later than 120 days after the close of the fiscal year ended September 30, 2024.

ITEMS 11, 12, 13 and 14.

The information required by Items 11 (excluding the information required by Item 402(v) of Regulation S-K), 12, 13 and 14 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2025 Annual Meeting of Shareholders which will be filed with the SEC no later than 120 days after the close of the fiscal year ended September 30, 2024.

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
2
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

3.2
Amended and Restated By-Laws of Raymond James Financial, Inc. reflecting amendments adopted by the Board of Directors on August 21, 2024, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 23, 2024.

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

4.5		Form of Depositary Receipt—Series B (included as part of Exhibit 4.4).
10.1.1	*
Raymond James Financial, Inc. Amended and Restated 2012 Stock Incentive Plan (as amended through February 23, 2023), incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders held February 23, 2023, filed with the Securities and Exchange Commission on January 11, 2023.

10.1.2	*
Form of Restricted Stock Unit Agreement for Non-Employee Director under 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2012.

10.1.3	*
Form of Stock Option Agreement under 2012 Stock Incentive Plan, as revised and approved on August 21, 2013, incorporated by reference to Exhibit 10.16.3 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2013.

10.1.4	*
Form of Restricted Stock Unit Agreement for Non-Bonus Award (Employee/Independent Contractor) under 2012 Stock Incentive Plan, as revised and approved on August 21, 2013, incorporated by reference to Exhibit 10.16.4 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2013.

10.1.5	*
Form of Stock Option Agreement under 2012 Stock Incentive Plan, as revised and approved on November 20, 2013, incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 7, 2014.

10.1.6	*
Form of Restricted Stock Unit Agreement for Non-Bonus Award under 2012 Stock Incentive Plan, as revised and approved on November 20, 2013, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 7, 2014.

10.1.7
Raymond James Financial, Inc. 2012 Stock Incentive Plan Sub-Plan for French Employees with Form of Restricted Stock Unit Agreement, adopted and approved on February 20, 2014, incorporated by reference to Exhibit 10.16.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2014.

10.1.8	*
Form of Restricted Stock Unit Award Notice and Agreement for Non-Bonus Award for Canadian Employees, first used for awards granted on November 29, 2018, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2018.

10.1.9	*
Form of Restricted Stock Unit Award Notice and Agreement for Non-Bonus Award, first used for awards granted on November 29, 2018, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2018.

10.1.10	*
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (time-based vesting) for Canadian Employees, first used for awards granted on December 14, 2018, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2018.

10.1.11	*
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (time-based vesting), first used for awards granted on December 14, 2018, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2018.

10.1.12	*
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

10.1.13	*
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (performance-based vesting), first used for awards granted on December 14, 2018, under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2018.

10.1.14	*
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (performance-based vesting with rTSR) under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2022.

10.1.15	*
Form of Restricted Stock Unit Award Notice and Agreement for Special Retention Award (performance-based vesting with rTSR) for Mr. Paul C. Reilly under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2022.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

Exhibit Number		Description
10.1.16	*
Form of Restricted Stock Unit Award Notice and Agreement for Special Retention Award (time-based vesting) for Mr. Paul C. Reilly under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2022.

10.2	*
Amended and Restated Raymond James Financial Long-Term Incentive Plan, effective August 22, 2018, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the Securities Exchange Commission on November 21, 2018.

10.3	*
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

10.5	*
Amended and Restated Form of Director and Officer Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 6, 2019.

10.6
Amended and Restated Credit Agreement, dated as of April 6, 2023, among Raymond James Financial, Inc., Raymond James & Associates, Inc., the Lenders party thereto and Bank of America, N.A, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 12, 2023.

19		Raymond James Financial, Inc. Insider Trading Policy with Respect to Company Securities.
21		List of Subsidiaries.
23		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Paul C. Reilly pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Jonathan W. Oorlog, Jr. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Paul C. Reilly and Jonathan W. Oorlog, Jr. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1		Raymond James Financial, Inc. Dodd-Frank Clawback Policy.
97.2		Raymond James Financial, Inc. Compensation Recoupment Policy.
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(1)Certain instruments defining the rights of holders of the $97,500,000 in aggregate principal amount of 5.75% Fixed-to-Floating Rate Subordinated Notes due 2030 that the registrant assumed from TriState Capital in connection with the acquisition on June 1, 2022 are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The registrant agrees to furnish copies of these instruments to the SEC upon request.
*    Indicates a management contract or compensatory plan or arrangement in which a director or executive officer participates.

ITEM 16. FORM 10-K SUMMARY

None.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 26th day of November 2024.

RAYMOND JAMES FINANCIAL, INC.

By: /s/ PAUL C. REILLY
Paul C. Reilly, Chair and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ PAUL C. REILLY	Chair and Chief Executive Officer (Principal Executive Officer) and Director	November 26, 2024
Paul C. Reilly

/s/ PAUL M. SHOUKRY	President and Director	November 26, 2024
Paul M. Shoukry

/s/ JONATHAN W. OORLOG, JR.	Chief Financial Officer (Principal Financial Officer)	November 26, 2024
Jonathan W. Oorlog, Jr.

/s/ KATHERINE H. LARSON	Chief Accounting Officer (Principal Accounting Officer)	November 26, 2024
Katherine H. Larson

/s/ MARLENE DEBEL	Director	November 26, 2024
Marlene Debel

/s/ JEFFREY N. EDWARDS	Director	November 26, 2024
Jeffrey N. Edwards

/s/ BENJAMIN C. ESTY	Director	November 26, 2024
Benjamin C. Esty

/s/ ART A. GARCIA	Director	November 26, 2024
Art A. Garcia

/s/ ANNE GATES	Director	November 26, 2024
Anne Gates

/s/ GORDON L. JOHNSON	Director	November 26, 2024
Gordon L. Johnson

/s/ RAYMOND W. MCDANIEL, JR.	Director	November 26, 2024
Raymond W. McDaniel, Jr.

/s/ RODERICK C. MCGEARY	Director	November 26, 2024
Roderick C. McGeary

/s/ CECILY MISTARZ	Director	November 26, 2024
Cecily Mistarz

/s/ RAJ SESHADRI	Director	November 26, 2024
Raj Seshadri