Form 10-Q
period 2024-12-31
RAYMOND JAMES FINANCIAL INC
filed 2025-02-07
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
204,910,034 shares of common stock as of February 5, 2025

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Index
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in millions, except per share amounts	December 31, 2024	September 30, 2024
Assets:
Cash and cash equivalents	$10,048	$10,998
Assets segregated for regulatory purposes and restricted cash	3,532	3,350
Collateralized agreements	530	749
Financial instruments, at fair value:
Trading assets ($1,212 and $1,263 pledged as collateral)	1,459	1,480
Available-for-sale securities ($11 and $11 pledged as collateral)	7,727	8,260
Derivative assets	91	103
Other investments ($7 and $7 pledged as collateral)	299	302
Brokerage client receivables, net	2,650	2,711
Other receivables, net	1,508	1,825
Bank loans, net	47,164	45,994
Loans to financial advisors, net	1,351	1,326
Deferred income taxes, net	651	651
Goodwill and identifiable intangible assets, net	1,858	1,886
Other assets	3,414	3,357
Total assets	$82,282	$82,992

Liabilities and shareholders’ equity:
Bank deposits	$55,850	$56,010
Collateralized financings	768	938
Financial instrument liabilities, at fair value:
Trading liabilities	835	976
Derivative liabilities	330	224
Brokerage client payables	5,702	5,825
Accrued compensation, commissions and benefits	1,787	2,325
Other payables	1,992	1,938
Other borrowings	1,049	1,049
Senior notes payable	2,040	2,040
Total liabilities	70,353	71,325
Commitments and contingencies (see Note 15)
Shareholders’ equity
Preferred stock	79	79
Common stock; $.01 par value; 650,000,000 shares authorized; 250,025,894 shares issued and 204,582,573 shares outstanding as of December 31, 2024; 249,972,182 shares issued and 203,291,449 shares outstanding as of September 30, 2024	3	2
Additional paid-in capital	3,125	3,251
Retained earnings	12,378	11,894
Treasury stock, at cost; 45,443,321 and 46,680,733 common shares as of December 31, 2024 and September 30, 2024, respectively	(3,007)	(3,051)
Accumulated other comprehensive loss	(655)	(502)
Total equity attributable to Raymond James Financial, Inc.	11,923	11,673
Noncontrolling interests	6	(6)
Total shareholders’ equity	11,929	11,667
Total liabilities and shareholders’ equity	$82,282	$82,992
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,
in millions, except per share amounts	2024	2023
Revenues:
Asset management and related administrative fees	$1,743	$1,407
Brokerage revenues:
Securities commissions	440	383
Principal transactions	119	139
Total brokerage revenues	559	522
Account and service fees	342	319
Investment banking	325	181
Interest income	1,027	1,053
Other	39	38
Total revenues	4,035	3,520
Interest expense	(498)	(507)
Net revenues	3,537	3,013
Non-interest expenses:
Compensation, commissions and benefits	2,272	1,921
Non-compensation expenses:
Communications and information processing	178	150
Occupancy and equipment	73	72
Business development	68	61
Investment sub-advisory fees	53	40
Professional fees	34	32
Bank loan provision for credit losses	—	12
Other	110	95
Total non-compensation expenses	516	462
Total non-interest expenses	2,788	2,383
Pre-tax income	749	630
Provision for income taxes	149	132
Net income	600	498
Preferred stock dividends	1	1
Net income available to common shareholders	$599	$497

Earnings per common share – basic	$2.94	$2.38
Earnings per common share – diluted	$2.86	$2.32
Weighted-average common shares outstanding – basic	203.7	208.6
Weighted-average common and common equivalent shares outstanding – diluted	209.2	213.8

Net income	$600	$498
Other comprehensive income/(loss), net of tax:
Available-for-sale securities	(106)	270
Currency translations, net of the impact of net investment hedges	(53)	29
Cash flow hedges	6	(21)
Total other comprehensive income/(loss), net of tax	(153)	278
Total comprehensive income	$447	$776

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended December 31,
$ in millions, except per share amounts	2024	2023
Preferred stock:
Balance beginning of period	$79	$79
Share issuances	—	—
Balance end of period	79	79

Common stock, par value $.01 per share:
Balance beginning of period	2	2
Share issuances due to vesting of restricted stock units and employee stock purchases	1	—
Balance end of period	3	2

Additional paid-in capital:
Balance beginning of period	3,251	3,143
Share-based compensation amortization	92	89
Employee stock purchases	9	8
Distributions due to vesting of restricted stock units and exercise of stock options, net of forfeitures	(227)	(82)
Balance end of period	3,125	3,158

Retained earnings:
Balance beginning of period	11,894	10,213
Net income attributable to Raymond James Financial, Inc.	600	498
Common and preferred stock cash dividends declared (see Note 16)	(116)	(102)
Balance end of period	12,378	10,609

Treasury stock:
Balance beginning of period	(3,051)	(2,252)
Purchases	(61)	(159)
Reissuances due to vesting of restricted stock units and exercise of stock options	105	46
Balance end of period	(3,007)	(2,365)

Accumulated other comprehensive income/(loss):
Balance beginning of period	(502)	(971)
Other comprehensive income/(loss), net of tax	(153)	278
Balance end of period	(655)	(693)
Total equity attributable to Raymond James Financial, Inc.	$11,923	$10,790

Noncontrolling interests:
Balance beginning of period	$(6)	$(27)
Net changes in noncontrolling interests	12	18
Balance end of period	6	(9)
Total shareholders’ equity	$11,929	$10,781
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
$ in millions	2024	2023
Cash flows from operating activities:
Net income	$600	$498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47	42
Deferred income taxes, net	35	(9)
Premium and discount amortization on available-for-sale securities and bank loans and net unrealized gain/loss on other investments	(4)	(12)
Provisions for credit losses and legal and regulatory matters, net	7	7
Share-based compensation expense	93	90
Unrealized gain on company-owned life insurance policies, net of expenses	—	(87)
Other	31	(8)
Net change in:
Collateralized agreements, net of collateralized financings	48	143
Loans (provided to) financial advisors, net of repayments	(35)	(54)
Brokerage client receivables and other receivables, net	331	304
Trading instruments, net	(66)	194
Derivative instruments, net	202	(166)
Other assets	18	(40)
Brokerage client payables and other payables	119	161
Accrued compensation, commissions and benefits	(529)	(423)
Purchases and originations of loans held for sale, net of proceeds from sales of securitizations and loans held for sale	(67)	(97)
Net cash provided by operating activities	830	543

Cash flows from investing activities:
Increase in bank loans, net	(1,294)	(405)
Proceeds from sales of loans held for investment	62	76
Purchases of available-for-sale securities	(208)	(51)
Available-for-sale securities maturations, repayments and redemptions	506	295
Proceeds from sales of available-for-sale securities	78	—
Additions to property and equipment	(41)	(50)
Renewable energy tax credit equity investments	—	(15)
Other investing activities, net	(40)	(26)
Net cash used in investing activities	(937)	(176)

Cash flows from financing activities:
Increase/(decrease) in bank deposits	(160)	1,194
Repurchases of common stock and share-based awards withheld for payment of withholding tax requirements	(185)	(199)
Dividends on common and preferred stock	(105)	(97)
Exercise of stock options and employee stock purchases	10	10
Proceeds from FHLB advances	450	750
Repayments of FHLB advances	(450)	(750)
Other financing, net	(7)	(1)
Net cash provided by/(used in) financing activities	(447)	907

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended December 31,
$ in millions	2024	2023
Currency adjustment:
Effect of exchange rate changes on cash and cash equivalents, including those segregated for regulatory purposes	(214)	115
Net increase/(decrease) in cash and cash equivalents, including those segregated for regulatory purposes and restricted cash	(768)	1,389
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at beginning of year	14,348	12,548
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of period	$13,580	$13,937

Cash and cash equivalents	$10,048	$10,206
Cash and cash equivalents segregated for regulatory purposes and restricted cash	3,532	3,731
Total cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of period	$13,580	$13,937

Supplemental disclosures of cash flow information:
Cash paid for interest	$499	$499
Cash paid for income taxes, net	$9	$24
Cash outflows for lease liabilities	$33	$30
Non-cash right-of-use assets recorded for new and modified leases	$33	$17

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2024

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of RJF and its consolidated subsidiaries that are generally controlled through a majority voting interest. We consolidate all of our 100%-owned subsidiaries. In addition, we consolidate any variable interest entity (“VIE”) in which we are the primary beneficiary. Additional information on these VIEs is provided in Note 2 of our Annual Report on Form 10-K (“2024 Form 10-K”) for the year ended September 30, 2024, as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and in Note 9 of this Quarterly Report on Form 10-Q (“Form 10-Q”). When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

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

The nature of our business is such that the results of any interim period are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in our 2024 Form 10-K. To prepare condensed consolidated financial statements in accordance with GAAP, we must make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates and could have a material impact on the condensed consolidated financial statements.

NOTE 2 – UPDATE OF SIGNIFICANT ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 2 of our 2024 Form 10-K. There have been no significant changes in our significant accounting policies since September 30, 2024.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 3 – FAIR VALUE

Our “Financial instruments” and “Financial instrument liabilities” on our Condensed Consolidated Statements of Financial Condition are recorded at fair value. See Notes 2 and 4 of our 2024 Form 10-K for further information about such instruments and our significant accounting policies related to fair value. The following tables present assets and liabilities measured at fair value on a recurring basis.

$ in millions	Level 1	Level 2	Level 3	Netting adjustments (1)	Balance as of December 31, 2024
Assets at fair value on a recurring basis:
Trading assets:
Municipal and provincial obligations	$3	$284	$—	$—	$287
Corporate obligations	19	612	—	—	631
Government and agency obligations	41	141	—	—	182
Agency mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMOs”) and asset-backed securities (“ABS”)	—	229	—	—	229
Non-agency CMOs and ABS	—	89	—	—	89
Total debt securities	63	1,355	—	—	1,418
Equity securities	12	4	—	—	16
Brokered certificates of deposit	—	23	—	—	23
Other	—	—	2	—	2
Total trading assets	75	1,382	2	—	1,459
Available-for-sale securities (2)	641	7,086	—	—	7,727
Derivative assets:
Interest rate	4	374	—	(301)	77
Foreign exchange	—	14	—	—	14
Total derivative assets	4	388	—	(301)	91
All other investments:
Government and agency obligations (3)	91	—	—	—	91
Other	96	1	7	—	104
Total all other investments	187	1	7	—	195
Other assets - client-owned fractional shares	139	—	—	—	139
Subtotal	1,046	8,857	9	(301)	9,611
Other investments - private equity - measured at net asset value (“NAV”)					104
Total assets at fair value on a recurring basis	$1,046	$8,857	$9	$(301)	$9,715

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$7	$—	$—	$—	$7
Corporate obligations	—	501	—	—	501
Government and agency obligations	215	—	—	—	215
Agency MBS and CMOs	—	13	—	—	13
Total debt securities	222	514	—	—	736
Equity securities	99	—	—	—	99
Total trading liabilities	321	514	—	—	835
Derivative liabilities:
Interest rate	4	394	—	(70)	328
Other	—	—	2	—	2
Total derivative liabilities	4	394	2	(70)	330
Other payables - repurchase liabilities related to client-owned fractional shares	139	—	—	—	139
Total liabilities at fair value on a recurring basis	$464	$908	$2	$(70)	$1,304

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

$ in millions	Level 1	Level 2	Level 3	Netting adjustments (1)	Balance as of September 30, 2024
Assets at fair value on a recurring basis:
Trading assets:
Municipal and provincial obligations	$2	$304	$—	$—	$306
Corporate obligations	12	630	—	—	642
Government and agency obligations	49	144	—	—	193
Agency MBS, CMOs, and ABS	—	205	—	—	205
Non-agency CMOs and ABS	—	95	—	—	95
Total debt securities	63	1,378	—	—	1,441
Equity securities	14	2	—	—	16
Brokered certificates of deposit	—	20	—	—	20
Other	—	—	3	—	3
Total trading assets	77	1,400	3	—	1,480
Available-for-sale securities (2)	704	7,556	—	—	8,260
Derivative assets:
Interest rate	3	335	—	(246)	92
Foreign exchange	—	7	—	—	7
Other	—	—	4	—	4
Total derivative assets	3	342	4	(246)	103
All other investments:
Government and agency obligations (3)	91	—	—	—	91
Other	101	1	7	—	109
Total all other investments	192	1	7	—	200
Other assets - client-owned fractional shares	133	—	—	—	133
Subtotal	1,109	9,299	14	(246)	10,176
Other investments - private equity - measured at NAV					102
Total assets at fair value on a recurring basis	$1,109	$9,299	$14	$(246)	$10,278

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$5	$—	$—	$—	$5
Corporate obligations	—	598	—	—	598
Government and agency obligations	243	6	—	—	249
Agency MBS and CMOs	—	26	—	—	26
Total debt securities	248	630	—	—	878
Equity securities	97	1	—	—	98
Total trading liabilities	345	631	—	—	976
Derivative liabilities:
Interest rate	3	343	—	(123)	223
Foreign exchange	—	1	—	—	1
Total derivative liabilities	3	344	—	(123)	224
Other payables - repurchase liabilities related to client-owned fractional shares	133	—	—	—	133
Total liabilities at fair value on a recurring basis	$481	$975	$—	$(123)	$1,333

(1)Netting adjustments represent the impact of counterparty and collateral netting on our derivative balances included on our Condensed Consolidated Statements of Financial Condition. See Note 5 for additional information.
(2)Our available-for-sale securities primarily consist of agency MBS, agency CMOs, and U.S. Treasury securities (“U.S. Treasuries”). See Note 4 for further information.
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

Three months ended December 31, 2024 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading assets	Derivative assets	Other investments	Derivative liabilities
$ in millions	Other	Other	All other	Other
Fair value beginning of period	$3	$4	$7	$—
Total gains/(losses) included in earnings	—	(4)	—	(2)
Purchases and contributions	18	—	—	—
Sales and distributions	(19)	—	—	—
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$2	$—	$7	$(2)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$(3)	$—	$—	$(6)

Three months ended December 31, 2023 Level 3 instruments at fair value
	Financial assets
	Trading assets	Other investments
$ in millions	Other	All other
Fair value beginning of period	$4	$30
Total gains/(losses) included in earnings	—	(1)
Purchases and contributions	12	—
Sales and distributions	(15)	—
Transfers:
Into Level 3	—	—
Out of Level 3	—	—
Fair value end of period	$1	$29
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$(1)

As of both December 31, 2024 and September 30, 2024, 12% of our assets and 2% of our liabilities were measured at fair value on a recurring basis. As of both December 31, 2024 and September 30, 2024, Level 3 assets represented less than 1% of our assets measured at fair value on a recurring basis.

Investments in private equity measured at net asset value per share

As more fully described in Note 2 of our 2024 Form 10-K, as a practical expedient, we utilize NAV or its equivalent to determine the recorded value of a portion of our private equity investments portfolio. We utilize NAV when the fund investment does not have a readily determinable fair value and the NAV of the fund is calculated in a manner consistent with the measurement principles of investment company accounting, including measurement of the investments at fair value.

Our private equity portfolio as of December 31, 2024 primarily included investments in third-party funds, including growth equity, venture capital, and mezzanine lending fund investments. Our investments cannot be redeemed directly with the funds. Our investments are monetized through the liquidation of underlying assets of fund investments, the timing of which is uncertain.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table presents the recorded value and unfunded commitments related to our private equity investments portfolio.

$ in millions	Recorded value	Unfunded commitment
December 31, 2024
Private equity investments measured at NAV	$104	$25
Private equity investments not measured at NAV	7
Total private equity investments	$111

September 30, 2024
Private equity investments measured at NAV	$102	$26
Private equity investments not measured at NAV	7
Total private equity investments	$109

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

$ in millions	Level 2	Level 3	Total fair value	Valuation technique(s)	Unobservable input	Range (weighted-average)
December 31, 2024
Bank loans:
Residential mortgage loans	$2	$7	$9	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.5 yrs.)
Corporate loans	$—	$95	$95	Collateral or discounted cash flow (1)	Recovery rate	0% - 39% (35%)
Loans held for sale	$23	$—	$23	N/A	N/A	N/A

September 30, 2024
Bank loans:
Residential mortgage loans	$2	$7	$9	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.5 yrs.)
Corporate loans	$—	$106	$106	Collateral or discounted cash flow (1)	Recovery rate	0% - 37% (37%)

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

Financial instruments not recorded at fair value

Many, but not all, of the financial instruments we hold were recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The following table presents the estimated fair value and fair value hierarchy of financial assets and liabilities that are not recorded at fair value on the Condensed Consolidated Statements of Financial Condition at December 31, 2024 and September 30, 2024. This table excludes financial instruments that are carried at amounts which approximate fair value. See Note 4 of our 2024 Form 10-K for a discussion of our financial instruments that are not recorded at fair value.

$ in millions	Level 2	Level 3	Total estimated fair value	Carrying amount
December 31, 2024
Financial assets:
Bank loans, net	$169	$45,896	$46,065	$47,037
Financial liabilities:
Bank deposits - certificates of deposit	$2,361	$—	$2,361	$2,353
Other borrowings - subordinated notes payable	$97	$—	$97	$99
Senior notes payable	$1,755	$—	$1,755	$2,040

September 30, 2024
Financial assets:
Bank loans, net	$183	$45,002	$45,185	$45,879
Financial liabilities:
Bank deposits - certificates of deposit	$2,623	$—	$2,623	$2,612
Other borrowings - subordinated notes payable	$97	$—	$97	$99
Senior notes payable	$1,874	$—	$1,874	$2,040

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

The following table details the amortized costs and fair values of our available-for-sale securities. See Note 2 of our 2024 Form 10-K for a discussion of our accounting policies applicable to our available-for-sale securities. See Note 3 of this Form 10-Q for additional information regarding the fair value of available-for-sale securities.

$ in millions	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2024
Agency residential MBS	$3,975	$—	$(411)	$3,564
Agency commercial MBS	1,363	—	(129)	1,234
Agency CMOs	1,372	—	(195)	1,177
U.S. Treasuries	642	—	(1)	641
Other agency obligations	505	—	(8)	497
Non-agency residential MBS	532	1	(45)	488
Corporate bonds	107	1	(1)	107
Other	19	1	(1)	19
Total available-for-sale securities	$8,515	$3	$(791)	$7,727

September 30, 2024
Agency residential MBS	$4,147	$3	$(327)	$3,823
Agency commercial MBS	1,415	—	(119)	1,296
Agency CMOs	1,394	1	(170)	1,225
U.S. Treasuries	706	—	(2)	704
Other agency obligations	565	—	(6)	559
Non-agency residential MBS	553	1	(27)	527
Corporate bonds	107	1	(2)	106
Other	19	1	—	20
Total available-for-sale securities	$8,906	$7	$(653)	$8,260

The amortized costs and fair values in the preceding table exclude $23 million of accrued interest on available-for-sale securities as of both December 31, 2024 and September 30, 2024 which was included in “Other receivables, net” on our Condensed Consolidated Statements of Financial Condition.

See Note 6 for additional information regarding available-for-sale securities pledged with the FHLB and FRB.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table details the contractual maturities, amortized costs, fair values and current yields for our available-for-sale securities.  Weighted-average yields are calculated on a taxable-equivalent basis based on estimated annual income divided by the average amortized cost of these securities. Since our MBS and CMO available-for-sale securities are backed by mortgages, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. As a result, the weighted-average life of our available-for-sale securities portfolio, after factoring in estimated prepayments, was approximately 4.0 years as of December 31, 2024.

	December 31, 2024
$ in millions	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency residential MBS
Amortized cost	$—	$46	$1,583	$2,346	$3,975
Fair value	$—	$45	$1,456	$2,063	$3,564
Weighted-average yield	—%	2.60%	1.28%	2.12%	1.79%
Agency commercial MBS
Amortized cost	$78	$870	$367	$48	$1,363
Fair value	$77	$813	$306	$38	$1,234
Weighted-average yield	2.73%	1.43%	1.21%	1.86%	1.46%
Agency CMOs
Amortized cost	$—	$—	$28	$1,344	$1,372
Fair value	$—	$—	$25	$1,152	$1,177
Weighted-average yield	—%	—%	1.43%	1.95%	1.94%
U.S. Treasuries
Amortized cost	$298	$344	$—	$—	$642
Fair value	$298	$343	$—	$—	$641
Weighted-average yield	4.18%	4.40%	—%	—%	4.30%
Other agency obligations
Amortized cost	$277	$191	$28	$9	$505
Fair value	$275	$188	$26	$8	$497
Weighted-average yield	2.75%	3.57%	2.42%	3.07%	3.05%
Non-agency residential MBS
Amortized cost	$—	$—	$—	$532	$532
Fair value	$—	$—	$—	$488	$488
Weighted-average yield	—%	—%	—%	4.29%	4.29%
Corporate bonds
Amortized cost	$10	$74	$23	$—	$107
Fair value	$10	$74	$23	$—	$107
Weighted-average yield	3.49%	5.42%	5.02%	—%	5.15%
Other
Amortized cost	$—	$5	$5	$9	$19
Fair value	$—	$5	$4	$10	$19
Weighted-average yield	—%	6.64%	2.68%	7.11%	5.89%
Total available-for-sale securities
Amortized cost	$663	$1,530	$2,034	$4,288	$8,515
Fair value	$660	$1,468	$1,840	$3,759	$7,727
Weighted-average yield	3.40%	2.61%	1.33%	2.35%	2.23%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table details the gross unrealized losses and fair values of securities that were in a loss position at the reporting period end, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
$ in millions	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2024
Agency residential MBS	$155	$(2)	$3,372	$(409)	$3,527	$(411)
Agency commercial MBS	6	—	1,226	(129)	1,232	(129)
Agency CMOs	94	(1)	1,038	(194)	1,132	(195)
U.S. Treasuries	75	—	61	(1)	136	(1)
Other agency obligations	10	—	487	(8)	497	(8)
Non-agency residential MBS	22	—	392	(45)	414	(45)
Corporate bonds	5	—	33	(1)	38	(1)
Other	1	—	4	(1)	5	(1)
Total	$368	$(3)	$6,613	$(788)	$6,981	$(791)

September 30, 2024
Agency residential MBS	$—	$—	$3,679	$(327)	$3,679	$(327)
Agency commercial MBS	—	—	1,287	(119)	1,287	(119)
Agency CMOs	30	—	1,114	(170)	1,144	(170)
U.S. Treasuries	475	—	229	(2)	704	(2)
Other agency obligations	10	—	539	(6)	549	(6)
Non-agency residential MBS	—	—	417	(27)	417	(27)
Corporate bonds	—	—	42	(2)	42	(2)
Other	—	—	4	—	4	—
Total	$515	$—	$7,311	$(653)	$7,826	$(653)

At December 31, 2024, of the 851 available-for-sale securities in an unrealized loss position, 41 were in a continuous unrealized loss position for less than 12 months and 810 securities were in a continuous unrealized loss position for greater than 12 months.

At December 31, 2024, debt securities we held in excess of ten percent of our equity included those issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation with amortized costs of $3.99 billion and $2.43 billion, respectively, and fair values of $3.57 billion and $2.14 billion, respectively.

During the three months ended December 31, 2024, we received proceeds of $78 million from sales of available-for-sale securities resulting in $2 million of losses. Such losses were reclassified from AOCI to “Other” revenue on the Condensed Consolidated Statements of Income and Comprehensive Income during the three months ended December 31, 2024. During the three months ended December 31, 2023, there were no sales of available-for-sale securities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 5 – DERIVATIVE ASSETS AND DERIVATIVE LIABILITIES

Our derivative assets and derivative liabilities are recorded at fair value and are included in “Derivative assets” and “Derivative liabilities” on our Condensed Consolidated Statements of Financial Condition. Cash flows related to our derivatives are included within operating activities on the Condensed Consolidated Statements of Cash Flows. The significant accounting policies governing our derivatives, including our methodologies for determining fair value, are described in Note 2 of our 2024 Form 10-K.

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

	December 31, 2024			September 30, 2024
$ in millions	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate (1)	$377	$398	$18,861	$336	$346	$20,629
Foreign exchange	8	—	900	2	1	949
Other	—	2	1,075	4	—	1,105
Subtotal	385	400	20,836	342	347	22,683
Derivatives designated as hedging instruments
Interest rate	1	—	1,250	2	—	1,250
Foreign exchange	6	—	1,170	5	—	1,226
Subtotal	7	—	2,420	7	—	2,476
Total gross fair value/notional amount	392	400	$23,256	349	347	$25,159
Offset on the Condensed Consolidated Statements of Financial Condition
Counterparty netting	(39)	(39)		(86)	(86)
Cash collateral netting	(262)	(31)		(160)	(37)
Total amounts offset	(301)	(70)		(246)	(123)
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	$91	$330		$103	$224
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
Financial instruments	(7)	—		(5)	—
Total	$84	$330		$98	$224

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

	Three months ended December 31,
$ in millions	2024	2023
Interest rate (cash flow hedges)	$6	$(21)
Foreign exchange (net investment hedges)	57	(22)
Total gains/(losses) included in AOCI, net of taxes	$63	$(43)

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for each of the three months ended December 31, 2024 and 2023. We expect to reclassify $15 million of interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is three years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table details the gains/(losses) on derivatives not designated as hedging instruments recognized on the Condensed Consolidated Statements of Income and Comprehensive Income. These amounts do not include any offsetting gains/(losses) on the related hedged item.

$ in millions		Three months ended December 31,
	Location of gain/(loss)	2024	2023
Interest rate	Principal transactions/other revenue	$3	$1
Foreign exchange (1)	Other revenue	$61	$(33)
Other	Principal transactions	$(6)	$—

(1)For the three months ended December 31, 2024 and 2023, we recognized offsetting losses of $59 million and offsetting gains of $35 million, respectively, on the related hedged item, which were included in “Other” revenue on the Condensed Consolidated Statements of Income and Comprehensive Income.

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

Derivatives with credit-risk-related contingent features

Certain of our derivative contracts contain provisions that require our debt to maintain an investment-grade rating from one or more of the major credit rating agencies or contain provisions related to default on certain of our outstanding debt. If our debt were to fall below investment-grade or we were to default on certain of our outstanding debt, the counterparties to the derivative instruments could terminate the derivative and request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position was not significant at either December 31, 2024 or September 30, 2024.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 6 – COLLATERALIZED AGREEMENTS AND FINANCINGS

Collateralized agreements are comprised of securities purchased under agreements to resell (“reverse repurchase agreements”) and securities borrowed. Collateralized financings are comprised of securities sold under agreements to repurchase (“repurchase agreements”) and securities loaned. We enter into these transactions in order to facilitate client activities, acquire securities to cover short positions, and finance certain firm activities. The significant accounting policies governing our collateralized agreements and financings are described in Note 2 of our 2024 Form 10-K.

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

	Collateralized agreements			Collateralized financings
$ in millions	Reverse repurchase agreements	Securities borrowed	Total	Repurchase agreements	Securities loaned	Total
December 31, 2024
Gross amounts of recognized assets/liabilities	$267	$263	$530	$307	$461	$768
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts included in the Condensed Consolidated Statements of Financial Condition	267	263	530	307	461	768
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(267)	(254)	(521)	(307)	(445)	(752)
Net amounts	$—	$9	$9	$—	$16	$16

September 30, 2024
Gross amounts of recognized assets/liabilities	$413	$336	$749	$402	$536	$938
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts included in the Condensed Consolidated Statements of Financial Condition	413	336	749	402	536	938
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(413)	(326)	(739)	(402)	(522)	(924)
Net amounts	$—	$10	$10	$—	$14	$14

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

$ in millions	December 31, 2024	September 30, 2024
Repurchase agreements:
Government and agency obligations	$219	$206
Agency MBS and agency CMOs	88	196
Total repurchase agreements	$307	$402
Securities loaned:
Equity securities	461	536
Total collateralized financings	$768	$938

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

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

$ in millions	December 31, 2024	September 30, 2024
Collateral we received that was available to be delivered or repledged	$3,770	$3,800
Collateral that we delivered or repledged	$1,424	$1,653

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

$ in millions	December 31, 2024	September 30, 2024
Had the right to deliver or repledge	$1,230	$1,281
Did not have the right to deliver or repledge	$66	$66

We pledge certain of our bank loans and available-for-sale securities with the FHLB as security for both the repayment of certain borrowings and to secure capacity for additional borrowings as needed. We also pledge certain loans and available-for-sale securities with the FRB to be eligible to participate in the Federal Reserve’s discount window program and to participate in certain deposit programs. Both the FHLB and the FRB do not have the ability to sell or repledge such loans and securities. For additional information regarding our outstanding FHLB advances see Note 13. The following table presents information about our assets that have been pledged with the FHLB or FRB.

$ in millions	December 31, 2024	September 30, 2024
Assets pledged with the FHLB or FRB:
Available-for-sale securities	$3,813	$3,979
Bank loans	13,680	11,794
Total assets pledged with the FHLB or FRB	$17,493	$15,773

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 7 – BANK LOANS, NET

Bank client receivables are comprised of loans originated or purchased by our Bank segment and include securities-based loans (“SBL”), corporate loans (commercial and industrial (“C&I”) loans, commercial real estate (“CRE”) loans, and real estate investment trust (“REIT”) loans), residential mortgage loans, and tax-exempt loans. These receivables are collateralized by first and, to a lesser extent, second mortgages on residential or other real property, other assets of the borrower, a pledge of revenue, securities, or are unsecured. We segregate our loan portfolio into six loan portfolio segments: SBL, C&I, CRE, REIT, residential mortgage, and tax-exempt. See Note 2 of our 2024 Form 10-K for a discussion of our accounting policies related to bank loans and the allowance for credit losses.

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

The following table presents the balances for held for investment loans by portfolio segment and held for sale loans.

$ in millions	December 31, 2024	September 30, 2024
SBL	$16,869	$16,233
C&I loans	10,390	9,953
CRE loans	7,586	7,615
REIT loans	1,683	1,716
Residential mortgage loans	9,602	9,412
Tax-exempt loans	1,294	1,338
Total loans held for investment	47,424	46,267
Held for sale loans	192	184
Total loans held for sale and investment	47,616	46,451
Allowance for credit losses	(452)	(457)
Bank loans, net	$47,164	$45,994

ACL as a % of total loans held for investment	0.95%	0.99%
Accrued interest receivable on bank loans (included in “Other receivables, net”)	$205	$214

See Note 6 for additional information regarding bank loans pledged with the FHLB and FRB.

Held for sale loans

We originated or purchased $706 million and $441 million of loans held for sale during the three months ended December 31, 2024 and 2023, respectively. The majority of these loans were purchases of the guaranteed portions of Small Business Administration (“SBA”) loans that were initially classified as loans held for sale upon purchase and subsequently transferred to trading instruments once they had been securitized into pools. Proceeds from the sales of these loans held for sale and not securitized amounted to $165 million and $102 million during the three months ended December 31, 2024 and 2023, respectively. Net gains resulting from such sales were insignificant for each of the three months ended December 31, 2024 and 2023.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Purchases and sales of loans held for investment

The following table presents purchases and sales of loans held for investment by portfolio segment.

$ in millions	C&I loans	Residential mortgage loans	Total
Three months ended December 31, 2024
Purchases	$242	$65	$307
Sales	$48	$—	$48
Three months ended December 31, 2023
Purchases	$206	$45	$251
Sales	$119	$—	$119

Sales in the preceding table represent the recorded investment (i.e., net of charge-offs and discounts or premiums) of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. As more fully described in Note 2 of our 2024 Form 10-K, corporate loan sales generally occur as part of our credit management activities.

Past due, nonaccrual, and modified loans

The following table presents information on delinquency status of our loans held for investment.

$ in millions	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual with allowance	Nonaccrual with no allowance	Current and accruing	Total loans held for investment
December 31, 2024
SBL	$1	$—	$1	$—	$—	$16,868	$16,869
C&I loans	—	—	—	59	—	10,331	10,390
CRE loans	4	—	4	53	17	7,512	7,586
REIT loans	—	—	—	19	—	1,664	1,683
Residential mortgage loans	2	—	2	—	13	9,587	9,602
Tax-exempt loans	—	—	—	—	—	1,294	1,294
Total loans held for investment	$7	$—	$7	$131	$30	$47,256	$47,424

September 30, 2024
SBL	$3	$—	$3	$—	$—	$16,230	$16,233
C&I loans	—	—	—	58	—	9,895	9,953
CRE loans	—	—	—	67	18	7,530	7,615
REIT loans	—	—	—	19	—	1,697	1,716
Residential mortgage loans	3	—	3	—	13	9,396	9,412
Tax-exempt loans	—	—	—	—	—	1,338	1,338
Total loans held for investment	$6	$—	$6	$144	$31	$46,086	$46,267

The preceding table includes $72 million and $89 million at December 31, 2024 and September 30, 2024, respectively, of nonaccrual loans which were current pursuant to their contractual terms.

As more fully described in Note 2 of our 2024 Form 10-K, in the normal course of business, we may modify the original terms of a loan agreement. In certain circumstances, we may agree to modify the original terms of a loan agreement to a borrower experiencing financial difficulty, which may include a borrower in default, financial distress, bankruptcy or other circumstances. Loans to borrowers experiencing financial difficulty modified during the three months ended December 31, 2024 were not significant.

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

$ in millions	Nature of collateral	December 31, 2024	September 30, 2024
C&I loans	Commercial real estate and other business assets	$9	$9
CRE loans	Office, multi-family residential, healthcare, medical office, and industrial real estate	$104	$115
Residential mortgage loans	Single family homes	$10	$8

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

	As of and for the three months ended December 31, 2024
	Loans by origination fiscal year
$ in millions	2025	2024	2023	2022	2021	Prior	Revolving loans	Total
SBL
Risk rating:
Pass	$8	$124	$37	$15	$73	$85	$16,527	$16,869
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total SBL	$8	$124	$37	$15	$73	$85	$16,527	$16,869
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

C&I loans
Risk rating:
Pass	$317	$620	$428	$1,190	$797	$3,747	$3,157	$10,256
Special mention	—	—	3	—	—	—	3	6
Substandard	—	1	—	—	—	110	12	123
Doubtful	—	—	—	—	—	3	2	5
Total C&I loans	$317	$621	$431	$1,190	$797	$3,860	$3,174	$10,390
Gross charge-offs	$—	$—	$—	$—	$—	$4	$—	$4

CRE loans
Risk rating:
Pass	$272	$909	$1,120	$2,011	$846	$1,714	$446	$7,318
Special mention	—	—	25	50	—	21	—	96
Substandard	—	—	58	9	4	86	15	172
Doubtful	—	—	—	—	—	—	—	—
Total CRE loans	$272	$909	$1,203	$2,070	$850	$1,821	$461	$7,586
Gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

REIT loans
Risk rating:
Pass	$81	$163	$200	$163	$107	$240	$558	$1,512
Special mention	—	—	—	—	—	—	—	—
Substandard	19	—	—	—	117	35	—	171
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$100	$163	$200	$163	$224	$275	$558	$1,683
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage loans
Risk rating:
Pass	$396	$1,347	$1,592	$2,667	$1,478	$2,059	$37	$9,576
Special mention	—	—	—	1	—	6	—	7
Substandard	—	—	—	8	—	11	—	19
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$396	$1,347	$1,592	$2,676	$1,478	$2,076	$37	$9,602
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Tax-exempt loans
Risk rating:
Pass	$—	$62	$57	$238	$152	$785	$—	$1,294
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$—	$62	$57	$238	$152	$785	$—	$1,294
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

	As of and for the year ended September 30, 2024
	Loans by origination fiscal year
$ in millions	2024	2023	2022	2021	2020	Prior	Revolving loans	Total
SBL
Risk rating:
Pass	$131	$30	$15	$76	$27	$52	$15,900	$16,231
Special mention	—	—	—	—	—	—	—	—
Substandard (1)	2	—	—	—	—	—	—	2
Doubtful	—	—	—	—	—	—	—	—
Total SBL	$133	$30	$15	$76	$27	$52	$15,900	$16,233
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

C&I loans
Risk rating:
Pass	$616	$454	$1,178	$716	$586	$3,287	$2,966	$9,803
Special mention	—	4	1	—	54	1	—	60
Substandard	—	—	—	—	46	25	12	83
Doubtful	—	—	—	—	—	5	2	7
Total C&I loans	$616	$458	$1,179	$716	$686	$3,318	$2,980	$9,953
Gross charge-offs	$—	$—	$—	$3	$4	$38	$—	$45

CRE loans
Risk rating:
Pass	$873	$1,156	$2,082	$930	$706	$1,111	$435	$7,293
Special mention	—	30	76	—	14	16	—	136
Substandard	—	58	9	5	9	89	16	186
Doubtful	—	—	—	—	—	—	—	—
Total CRE loans	$873	$1,244	$2,167	$935	$729	$1,216	$451	$7,615
Gross charge-offs	$—	$—	$—	$—	$—	$21	$—	$21

REIT loans
Risk rating:
Pass	$172	$250	$167	$135	$55	$195	$564	$1,538
Special mention	—	—	—	—	—	—	—	—
Substandard	—	19	—	—	40	—	119	178
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$172	$269	$167	$135	$95	$195	$683	$1,716
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage loans
Risk rating:
Pass	$1,373	$1,637	$2,725	$1,493	$858	$1,260	$39	$9,385
Special mention	—	—	1	1	—	5	—	7
Substandard	—	—	8	—	—	12	—	20
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$1,373	$1,637	$2,734	$1,494	$858	$1,277	$39	$9,412
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Tax-exempt loans
Risk rating:
Pass	$62	$57	$248	$153	$52	$766	$—	$1,338
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$62	$57	$248	$153	$52	$766	$—	$1,338
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

(1)As of September 30, 2024, these balances related to loans which were collateralized by private securities or other financial instruments with a limited trading market.

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

	December 31, 2024
	Loans by origination fiscal year
$ in millions	2025	2024	2023	2022	2021	Prior	Revolving loans	Total
FICO score:
Below 600	$—	$1	$7	$13	$5	$17	$—	$43
600 - 699	22	80	51	106	50	164	4	477
700 - 799	306	1,069	968	1,520	789	1,077	25	5,754
800 +	68	194	565	1,037	632	814	8	3,318
FICO score not available	—	3	1	—	2	4	—	10
Total	$396	$1,347	$1,592	$2,676	$1,478	$2,076	$37	$9,602

LTV ratio:
Below 80%	$279	$974	$1,125	$2,053	$1,171	$1,591	$36	$7,229
80%+	117	373	467	623	307	485	1	2,373
Total	$396	$1,347	$1,592	$2,676	$1,478	$2,076	$37	$9,602

	September 30, 2024
	Loans by origination fiscal year
$ in millions	2024	2023	2022	2021	2020	Prior	Revolving loans	Total
FICO score:
Below 600	$1	$7	$13	$5	$3	$14	$—	$43
600 - 699	79	52	107	52	44	124	5	463
700 - 799	1,093	992	1,564	793	469	636	23	5,570
800 +	197	584	1,050	642	341	499	10	3,323
FICO score not available	3	2	—	2	1	4	1	13
Total	$1,373	$1,637	$2,734	$1,494	$858	$1,277	$39	$9,412

LTV ratio:
Below 80%	$988	$1,155	$2,104	$1,182	$665	$973	$38	$7,105
80%+	385	482	630	312	193	304	1	2,307
Total	$1,373	$1,637	$2,734	$1,494	$858	$1,277	$39	$9,412

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Allowance for credit losses

The following table presents changes in the allowance for credit losses on held for investment bank loans by portfolio segment.

$ in millions	SBL	C&I loans	CRE loans	REIT loans	Residential mortgage loans	Tax-exempt loans	Total
Three months ended December 31, 2024
Balance at beginning of period	$6	$173	$188	$23	$65	$2	$457
Provision/(benefit) for credit losses	(1)	7	(10)	4	—	—	—
Net (charge-offs)/recoveries:
Charge-offs	—	(4)	—	—	—	—	(4)
Recoveries	—	—	—	—	—	—	—
Net (charge-offs)/recoveries	—	(4)	—	—	—	—	(4)
Foreign exchange translation adjustment	—	—	(1)	—	—	—	(1)
Balance at end of period	$5	$176	$177	$27	$65	$2	$452

ACL by loan portfolio segment as a % of total ACL	1.1%	38.9%	39.2%	6.0%	14.4%	0.4%	100.0%

Three months ended December 31, 2023
Balance at beginning of period	$7	$214	$161	$16	$74	$2	$474
Provision/(benefit) for credit losses	—	3	14	1	(6)	—	12
Net (charge-offs)/recoveries:
Charge-offs	—	(6)	(2)	—	—	—	(8)
Recoveries	—	—	—	—	—	—	—
Net (charge-offs)/recoveries	—	(6)	(2)	—	—	—	(8)
Foreign exchange translation adjustment	—	—	1	—	—	—	1
Balance at end of period	$7	$211	$174	$17	$68	$2	$479

ACL by loan portfolio segment as a % of total ACL	1.5%	44.1%	36.3%	3.5%	14.2%	0.4%	100.0%

The allowance for credit losses on held for investment bank loans decreased $5 million during the three months ended December 31, 2024, primarily resulting from net charge-offs during the period. The bank loan provision for credit losses for the three months ended December 31, 2024 primarily reflected the impacts of an improved macroeconomic forecast and loan repayments on criticized loans, offset by provisions on new loans, loan downgrades, primarily in the CRE and C&I loan portfolios, and charge-offs of certain loans.
The allowance for credit losses on unfunded lending commitments, which is included in “Other payables” on our Condensed Consolidated Statements of Financial Condition, was $20 million and $22 million at December 31, 2024 and September 30, 2024, respectively.

NOTE 8 – LOANS TO FINANCIAL ADVISORS, NET

Loans to financial advisors are primarily comprised of loans originated as a part of our recruiting activities. See Note 2 of our 2024 Form 10-K for a discussion of our accounting policies related to loans to financial advisors and the related allowance for credit losses. The following table presents the balances for our loans to financial advisors and the related accrued interest receivable.

$ in millions	December 31, 2024	September 30, 2024
Affiliated with the firm as of period-end (1)	$1,377	$1,350
No longer affiliated with the firm as of period-end (2)	15	16
Total loans to financial advisors	1,392	1,366
Allowance for credit losses	(41)	(40)
Loans to financial advisors, net	$1,351	$1,326
Accrued interest receivable on loans to financial advisors (included in “Other receivables, net”)	$10	$9
Allowance for credit losses as a percent of total loans to financial advisors	2.95%	2.93%

(1)These loans were predominantly current.
(2)These loans were on nonaccrual status and predominantly past due for a period of 180 days or more.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 9 – VARIABLE INTEREST ENTITIES

A VIE requires consolidation by the entity’s primary beneficiary.  We evaluate all of the entities in which we are involved to determine if the entity is a VIE and if so, whether we hold a variable interest and are the primary beneficiary. Refer to Note 2 of our 2024 Form 10-K for a discussion of our principal involvement with VIEs and the accounting policies regarding determination of whether we are deemed to be the primary beneficiary of VIEs.

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

$ in millions	Aggregate assets	Aggregate liabilities
December 31, 2024
LIHTC funds	$197	$99
Restricted Stock Trust Fund	27	27
Total	$224	$126

September 30, 2024
LIHTC funds	$136	$60
Restricted Stock Trust Fund	19	19
Total	$155	$79

The following table presents information about the carrying value of the assets and liabilities of the VIEs which we consolidate and which are included on our Condensed Consolidated Statements of Financial Condition. Intercompany balances are eliminated in consolidation and are not reflected in the following table.

$ in millions	December 31, 2024	September 30, 2024
Assets:
Cash and cash equivalents and assets segregated for regulatory purposes and restricted cash	$20	$17
Other assets	177	119
Total assets	$197	$136
Liabilities:
Other payables	$77	$37
Total liabilities	$77	$37
Noncontrolling interests	$6	$(6)

VIEs where we hold a variable interest but are not the primary beneficiary

As discussed in Note 2 of our 2024 Form 10-K, we have concluded that for certain VIEs we are not the primary beneficiary and therefore do not consolidate these VIEs. Such VIEs primarily include certain LIHTC funds, our interests in certain limited partnerships which are part of our private equity portfolio (“Private Equity Interests”), and other limited partnerships. Our risk of loss for these VIEs is limited to our investments in, advances to, and/or receivables due from these VIEs.

Aggregate assets, liabilities, and risk of loss

The aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary, are provided in the following table.

	December 31, 2024			September 30, 2024
$ in millions	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
LIHTC funds	$9,529	$3,166	$47	$9,049	$3,079	$116
Private Equity Interests	2,820	871	104	2,824	873	102
Other	421	317	19	204	146	64
Total	$12,770	$4,354	$170	$12,077	$4,098	$282

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 10 - OTHER ASSETS

The following table details the components of other assets as of the dates indicated. See Note 2 of our 2024 Form 10-K for a discussion of our accounting polices related to certain of these components.

$ in millions	December 31, 2024	September 30, 2024
Investments in company-owned life insurance policies	$1,424	$1,396
Property and equipment, net	639	635
Lease right-of-use (“ROU”) assets	572	568
Prepaid expenses	245	220
Investments in FHLB and FRB stock	114	114
Client-owned fractional shares	139	133
All other	281	291
Total other assets	$3,414	$3,357

See Note 13 of our 2024 Form 10-K for additional information regarding our property and equipment and Note 11 of this Form 10-Q and Note 14 of our 2024 Form 10-K for additional information regarding our leases.

NOTE 11 – LEASES

The following table presents the balances related to our leases on our Condensed Consolidated Statements of Financial Condition. See Notes 2 and 14 of our 2024 Form 10-K for additional information related to our leases, including a discussion of our accounting policies.

$ in millions	December 31, 2024	September 30, 2024
ROU lease assets (included in “Other assets”)	$572	$568
Lease liabilities (included in “Other payables”)	$538	$533

Lease liabilities as of December 31, 2024 excluded $29 million of minimum lease payments related to lease arrangements that were legally binding but had not yet commenced. These leases are estimated to commence later in fiscal year 2025 with lease terms ranging from approximately two to eight years.

Lease expense

The following table details the components of lease expense, which is included in “Occupancy and equipment” expense on our Condensed Consolidated Statements of Income and Comprehensive Income.

	Three months ended December 31,
$ in millions	2024	2023
Lease costs	$36	$35
Variable lease costs	$6	$9

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

	December 31, 2024		September 30, 2024
$ in millions	Balance	Weighted-average rate	Balance	Weighted-average rate
Money market and savings accounts	$32,436	1.85%	$32,304	2.18%
Interest-bearing demand deposits	20,345	4.06%	20,570	4.56%
Certificates of deposit	2,353	4.59%	2,612	4.70%
Non-interest-bearing demand deposits	716	—	524	—
Total bank deposits	$55,850	2.78%	$56,010	3.18%

Money market and savings accounts in the preceding table included $23.95 billion and $23.98 billion as of December 31, 2024 and September 30, 2024, respectively, of cash balances which were swept to our Bank segment from the client investment accounts maintained at Raymond James & Associates, Inc. (“RJ&A”). Such deposits are held in Federal Deposit Insurance Corporation (“FDIC”)-insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”). Total bank deposits in the preceding table included $13.79 billion and $14.02 billion of deposits as of December 31, 2024 and September 30, 2024, respectively, associated with our Enhanced Savings Program (“ESP”), in which PCG clients deposit cash in a high-yield Raymond James Bank account. The vast majority of the ESP balances are reflected in interest-bearing demand deposits in the preceding table.

The following table details the amount of total bank deposits (which excludes affiliate deposits) that are FDIC-insured, as well as the amount that exceeded the FDIC insurance limit at each respective period end.

$ in millions	December 31, 2024	September 30, 2024
FDIC-insured bank deposits	$48,451	$48,964
Bank deposits exceeding FDIC insurance limit (1) (2)	7,399	7,046
Total bank deposits	$55,850	$56,010
FDIC-insured bank deposits as a % of total bank deposits	87%	87%

(1)Bank deposits that exceeded the FDIC insurance limit were calculated in accordance with applicable regulatory reporting requirements.
(2)Excluded affiliate deposits exceeding the FDIC insurance limit of $1.18 billion and $1.05 billion as of December 31, 2024 and September 30, 2024, respectively.

The following table sets forth the amount of certificates of deposit that exceeded the FDIC insurance limit, categorized by the time remaining until maturity, as of December 31, 2024.

$ in millions	December 31, 2024
Three months or less	$72
Over three through six months	41
Over six through twelve months	38
Over twelve months	11
Total certificates of deposit that exceeded the FDIC insurance limit (1)	$162

(1)Total certificates of deposit that exceeded the FDIC insurance limit were calculated in accordance with applicable regulatory reporting requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The maturities by fiscal year of our certificates of deposit as of December 31, 2024 are presented in the following table.

$ in millions
Remainder of 2025	$1,762
2026	493
2027	51
2028	27
2029	17
Thereafter	3
Total certificates of deposit	$2,353

Interest expense on deposits, excluding interest expense related to affiliate deposits, is summarized in the following table.

	Three months ended December 31,
$ in millions	2024	2023
Money market and savings accounts	$164	$156
Interest-bearing demand deposits	228	243
Certificates of deposit	28	32
Total interest expense on deposits	$420	$431

We use an interest rate swap to manage the risk of increases in interest rates associated with certain money market and savings accounts by converting the balances subject to variable interest rates to a fixed interest rate. See Note 2 of our 2024 Form 10-K for information regarding this interest rate swap, which has been designated and accounted for as a cash flow hedge.

NOTE 13 – OTHER BORROWINGS

The following table details the components of our other borrowings.

	December 31, 2024			September 30, 2024
$ in millions	Weighted-average interest rate	Maturity date	Balance	Weighted-average interest rate	Maturity date	Balance
FHLB advances:
Floating rate - term	4.75%	March 2025 - June 2026	$650	5.14%	March 2025 - December 2025	$650
Fixed rate	4.29%	March 2025 - December 2028	300	4.47%	December 2024 - December 2028	300
Total FHLB advances			950			950
Subordinated notes - fixed-to-floating (including an unaccreted premium of $1 and $1, respectively)	5.75%	May 2030	99	5.75%	May 2030	99
Total other borrowings			$1,049			$1,049

FHLB advances

We use interest rate swaps to manage the risk of increases in interest rates associated with the majority our floating-rate FHLB advances by converting the balances subject to variable interest rates to a fixed interest rate. See Note 2 of our 2024 Form 10-K and Note 5 of this Form 10-Q for information regarding these interest rate swaps, which have been designated and accounted for as cash flow hedges. See Note 6 of this Form 10-Q for additional information regarding bank loans and available-for-sale securities pledged with the FHLB as security for our FHLB borrowings.

Subordinated notes

As of December 31, 2024, we had subordinated notes due May 2030 outstanding, with an aggregate principal amount of $98 million. Our subordinated notes incur interest at a fixed rate of 5.75% until May 2025 and thereafter at a variable interest rate equal to 3-month CME Term Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment of 5.62% per annum. We may redeem these subordinated notes beginning in August 2025 at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to the redemption date.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Credit Facility

RJF and RJ&A are parties to a revolving credit facility agreement (the “Credit Facility”), a committed unsecured line of credit under which either RJ&A or RJF have the ability to borrow. The Credit Facility has a term through April 2028 and provides for maximum borrowings of up to $750 million. The interest rates on borrowings under the Credit Facility are variable and based on SOFR, as adjusted for RJF’s credit rating. There were no borrowings outstanding on the Credit Facility as of December 31, 2024 or September 30, 2024. There is a facility fee associated with the Credit Facility, which also varies with RJF’s credit rating (the “Variable Rate Facility Fee”). Based upon RJF’s credit rating as of December 31, 2024, the Variable Rate Facility Fee, which is applied to the committed amount, was 0.125% per annum.

Other

In addition to the Credit Facility, we maintain various secured and unsecured lines of credit, which are generally utilized to finance certain fixed income trading instruments or for cash management purposes. Borrowings during the period were generally day-to-day and there were no borrowings outstanding on these arrangements as of December 31, 2024 or September 30, 2024. The interest rates for these arrangements are variable and are based on a daily bank quoted rate, which may reference SOFR, the federal funds rate, a lender’s prime rate, the Canadian prime rate or another commercially available rate, as applicable.

A portion of our fixed income transactions are cleared through a third-party clearing organization, which provides financing for the purchase of trading instruments to support such transactions. The amount of financing is based on the amount of trading inventory financed, as well as any deposits held at the clearing organization. Amounts outstanding under this financing arrangement are collateralized by a portion of our trading inventory and accrue interest based on market rates. While we had borrowings outstanding as of December 31, 2024, the clearing organization is under no contractual obligation to lend to us under this arrangement. We also have other collateralized financings included in “Collateralized financings” on our Consolidated Statements of Financial Condition. See Note 6 for information regarding our other collateralized financing arrangements.

NOTE 14 – INCOME TAXES

The income tax provision for interim periods is comprised of tax on ordinary income provided at the most recent estimated annual effective tax rate, adjusted for the tax effect of discrete items.  We estimate the annual effective tax rate quarterly based on the forecasted pre-tax results of our U.S. and non-U.S. operations. Items unrelated to current year ordinary income are recognized entirely in the period identified as a discrete item of tax.  These discrete items generally relate to changes in tax laws, adjustments to the actual liability determined upon filing tax returns, excess tax benefits related to share-based compensation and adjustments to previously recorded reserves for uncertain tax positions. For discussion of income tax accounting policies and other income tax related information, see Notes 2 and 18 of our 2024 Form 10-K.

Effective tax rate

Our effective income tax rate of 19.9% for the three months ended December 31, 2024 was lower than the 21.8% effective tax rate for our fiscal year 2024. The decrease in the effective income tax rate was primarily due to the impact of a larger tax benefit recognized during the current quarter related to share-based compensation that vested during the period, compared with fiscal 2024. The benefit was partially offset by the impact of non-taxable gains on our corporate-owned life insurance in fiscal 2024, which did not reoccur in our fiscal first quarter of 2025.

Uncertain tax positions

Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is reasonably possible that our uncertain tax position liability balance may decrease within the next 12 months by up to $22 million due to expiration of statutes of limitations of federal and state tax returns.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 15 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Underwriting commitments

In the normal course of business, we enter into commitments for debt and equity underwritings. As of December 31, 2024, we had three such open underwriting commitments, which were subsequently settled in open market transactions and did not result in any losses.

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

$ in millions	December 31, 2024	September 30, 2024
SBL and other consumer lines of credit	$46,111	$44,057
Commercial lines of credit	$4,788	$4,630
Unfunded lending commitments	$615	$640
Standby letters of credit	$132	$111

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

Because many of our lending commitments expire without being funded in whole or in part, the contractual amounts are not estimates of our actual future credit exposure or future liquidity requirements. The allowance for credit losses calculated under the CECL model provides for potential losses related to the unfunded lending commitments. See Note 2 of our 2024 Form 10-K and Note 7 of this Form 10-Q for additional information regarding this allowance for credit losses related to unfunded lending commitments.

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

We offer loans to prospective financial advisors for recruiting and retention purposes. See Note 2 of our 2024 Form 10-K and Note 8 of this Form 10-Q for additional information regarding our loans to financial advisors. These offers are contingent upon certain events occurring, including the individuals joining us or continuing their affiliation with us and meeting certain other conditions outlined in their offer.

Investment commitments

We had unfunded commitments to various investments, primarily held by Raymond James Bank and TriState Capital Bank, of $76 million as of December 31, 2024.

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

are sold to LIHTC funds, RJAHI is responsible for funding investment commitments to such partnerships. As of December 31, 2024, RJAHI had committed approximately $48 million to project partnerships that had not yet been sold to LIHTC funds. Because we expect to sell these project partnerships to LIHTC funds and the equity funding events arise over future periods, the contractual commitments are not expected to materially impact our future liquidity requirements. RJAHI may also make short-term loans or advances to project partnerships and LIHTC funds.

For information regarding our lease commitments see Note 11 of this Form 10-Q and for information on the maturities of our lease liabilities see Note 14 of our 2024 Form 10-K.

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

There are certain matters for which we are unable to estimate the upper end of the range of reasonably possible loss. With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss as of December 31, 2024, we estimated the upper end of the range of reasonably possible aggregate loss to be approximately $30 million in excess of the aggregate accruals for such matters.  Refer to Note 2 of our 2024 Form 10-K for a discussion of our criteria for recognizing liabilities for contingencies.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 16 – SHAREHOLDERS’ EQUITY

Preferred stock

The following table details the shares outstanding, carrying value, and aggregate liquidation preference of our preferred stock. For further details regarding our preferred stock see Note 20 of our 2024 Form 10-K.

$ in millions	December 31, 2024	September 30, 2024
6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”):
Shares outstanding	80,500	80,500
Carrying value	$79	$79
Aggregate liquidation preference	$81	$81

The following table details dividends declared and dividends paid on our Series B Preferred Stock for the three months ended December 31, 2024 and 2023.

	Three months ended December 31,
$ in millions, except per share amounts	2024	2023
Dividends declared:
Total dividends declared	$1	$1
Dividends declared per preferred share	$15.94	$15.94
Dividends paid:
Total dividends paid	$1	$1
Dividends paid per preferred share	$15.94	$15.94

Common equity

The following table presents the changes in our common shares outstanding for the three months ended December 31, 2024 and 2023.

	Three months ended December 31,
Shares in millions	2024	2023
Balance beginning of period	203.3	208.8
Repurchases of common stock under the Board of Directors’ common stock repurchase authorization	(0.3)	(1.4)
Issuances due to vesting of RSUs, employee stock purchases, and exercise of stock options, net of forfeitures	1.6	1.3
Balance end of period	204.6	208.7

We issue shares from time to time during the year to satisfy obligations under certain of our share-based compensation programs, some of which may be reissued out of treasury shares. See Note 19 of this Form 10-Q and Note 23 of our 2024 Form 10-K for additional information on these programs.

Share repurchases

We repurchase shares of our common stock from time to time for a number of reasons, including to offset dilution, which could arise from share issuances resulting from share-based compensation programs or acquisitions. In December 2024, our Board of Directors authorized common stock repurchases of up to $1.5 billion, which replaced the previous authorization. Our share repurchases are effected primarily through regular open-market purchases, typically under a SEC Rule 10b-18 plan, the amounts and timing of which are determined primarily by our current and projected capital position, applicable legal and regulatory constraints, general market conditions and the price and trading volumes of our common stock. During the three months ended December 31, 2024, we repurchased 310 thousand shares of our common stock for $50 million at an average price of $161.13 per share. As of December 31, 2024, $1.45 billion remained available under the Board of Directors’ common stock repurchase authorization.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Common stock dividends

Dividends per common share declared and paid are detailed in the following table for each respective period.

	Three months ended December 31,
	2024	2023
Dividends per common share - declared	$0.50	$0.45
Dividends per common share - paid	$0.45	$0.42

Our dividend payout ratio is detailed in the following table for each respective period and is computed by dividing dividends declared per common share by earnings per diluted common share.

	Three months ended December 31,
	2024	2023
Dividend payout ratio	17.5%	19.4%

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

$ in millions	Net investment hedges	Currency translations	Subtotal: net investment hedges and currency translations	Available- for-sale securities	Cash flow hedges	Total
Three months ended December 31, 2024
AOCI as of beginning of period	$145	$(169)	$(24)	$(485)	$7	$(502)
OCI:
OCI before reclassifications and taxes	75	(110)	(35)	(144)	15	(164)
Amounts reclassified from AOCI, before tax	—	—	—	2	(7)	(5)
Pre-tax net OCI	75	(110)	(35)	(142)	8	(169)
Income tax effect	(18)	—	(18)	36	(2)	16
OCI for the period, net of tax	57	(110)	(53)	(106)	6	(153)
AOCI as of end of period	$202	$(279)	$(77)	$(591)	$13	$(655)

Three months ended December 31, 2023
AOCI as of beginning of period	$143	$(216)	$(73)	$(942)	$44	$(971)
OCI:
OCI before reclassifications and taxes	(29)	51	22	358	(18)	362
Amounts reclassified from AOCI, before tax	—	—	—	—	(10)	(10)
Pre-tax net OCI	(29)	51	22	358	(28)	352
Income tax effect	7	—	7	(88)	7	(74)
OCI for the period, net of tax	(22)	51	29	270	(21)	278
AOCI as of end of period	$121	$(165)	$(44)	$(672)	$23	$(693)

Reclassifications from AOCI to net income, excluding taxes, for the three months ended December 31, 2024 were recorded in “Other” revenue and “Interest expense” on the Condensed Consolidated Statements of Income and Comprehensive Income. Reclassifications from AOCI to net income, excluding taxes, for the three months ended December 31, 2023 were recorded in “Interest expense” on the Condensed Consolidated Statements of Income and Comprehensive Income.

Our net investment hedges and cash flow hedges relate to derivatives associated with our Bank segment. For further information about our significant accounting policies related to derivatives, see Note 2 of our 2024 Form 10-K. In addition, see Note 5 of this Form 10-Q for additional information on these derivatives.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 17 – REVENUES

The following tables present our sources of revenues by segment. For further information about our significant accounting policies related to revenue recognition see Note 2 of our 2024 Form 10-K. See Note 26 of our 2024 Form 10-K and Note 22 of this Form 10-Q for additional information on our segments.

	Three months ended December 31, 2024
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,476	$—	$282	$—	$(15)	$1,743
Brokerage revenues:
Securities commissions:
Mutual and other fund products	152	2	1	—	(1)	154
Insurance and annuity products	118	—	—	—	—	118
Equities, exchange-traded funds (“ETFs”), and fixed income products	133	38	1	—	(4)	168
Subtotal securities commissions	403	40	2	—	(5)	440
Principal transactions (1)	30	86	—	3	—	119
Total brokerage revenues	433	126	2	3	(5)	559
Account and service fees:
Mutual fund and annuity service fees	126	—	4	—	—	130
RJBDP fees	331	1	—	—	(188)	144
Client account and other fees	70	3	2	—	(7)	68
Total account and service fees	527	4	6	—	(195)	342
Investment banking:
Merger & acquisition and advisory	—	226	—	—	—	226
Equity underwriting	8	35	—	—	—	43
Debt underwriting	—	56	—	—	—	56
Total investment banking	8	317	—	—	—	325
Other:
Affordable housing investments business revenues	—	29	—	—	—	29
All other (1)	5	1	—	8	(4)	10
Total other	5	30	—	8	(4)	39
Total non-interest revenues	2,449	477	290	11	(219)	3,008
Interest income (1)	126	29	4	847	21	1,027
Total revenues	2,575	506	294	858	(198)	4,035
Interest expense	(27)	(26)	—	(433)	(12)	(498)
Net revenues	$2,548	$480	$294	$425	$(210)	$3,537

(1)These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

	Three months ended December 31, 2023
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,191	$—	$224	$—	$(8)	$1,407
Brokerage revenues:
Securities commissions:
Mutual and other fund products	136	2	2	—	(3)	137
Insurance and annuity products	125	—	—	—	—	125
Equities, ETFs and fixed income products	89	33	—	—	(1)	121
Subtotal securities commissions	350	35	2	—	(4)	383
Principal transactions (1)	32	105	—	2	—	139
Total brokerage revenues	382	140	2	2	(4)	522
Account and service fees:
Mutual fund and annuity service fees	106	—	1	—	(1)	106
RJBDP fees	375	1	—	—	(224)	152
Client account and other fees	65	2	5	—	(11)	61
Total account and service fees	546	3	6	—	(236)	319
Investment banking:
Merger & acquisition and advisory	—	118	—	—	—	118
Equity underwriting	11	26	—	—	—	37
Debt underwriting	—	26	—	—	—	26
Total investment banking	11	170	—	—	—	181
Other:
Affordable housing investments business revenues	—	23	—	—	—	23
All other (1)	4	1	—	13	(3)	15
Total other	4	24	—	13	(3)	38
Total non-interest revenues	2,134	337	232	15	(251)	2,467
Interest income (1)	118	23	3	872	37	1,053
Total revenues	2,252	360	235	887	(214)	3,520
Interest expense	(26)	(22)	—	(446)	(13)	(507)
Net revenues	$2,226	$338	$235	$441	$(227)	$3,013

(1)These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

At December 31, 2024 and September 30, 2024, net receivables related to contracts with customers were $454 million and $600 million, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 18 – INTEREST INCOME AND INTEREST EXPENSE

The following table details the components of interest income and interest expense.

	Three months ended December 31,
$ in millions	2024	2023
Interest income:
Cash and cash equivalents	$124	$132
Assets segregated for regulatory purposes and restricted cash	42	47
Trading assets — debt securities	19	15
Available-for-sale securities	49	56
Brokerage client receivables	45	45
Bank loans, net	718	734
All other	30	24
Total interest income	$1,027	$1,053
Interest expense:
Bank deposits	420	$431
Trading liabilities — debt securities	11	11
Brokerage client payables	20	20
Other borrowings	7	8
Senior notes payable	23	23
All other	17	14
Total interest expense	$498	$507
Net interest income	$529	$546
Less: Bank loan provision for credit losses	—	12
Net interest income after bank loan provision for credit losses	$529	$534

Interest expense related to bank deposits in the preceding table excludes interest expense associated with affiliate deposits, which has been eliminated in consolidation.

NOTE 19 – SHARE-BASED COMPENSATION

We have one share-based compensation plan, the Raymond James Financial, Inc. Amended and Restated 2012 Stock Incentive Plan (“the Plan”), for our employees, Board of Directors, and independent contractor financial advisors. We may utilize treasury shares for grants under the Plan, though we are also permitted to issue new shares. Our share-based compensation awards are primarily issued during the first quarter of each fiscal year. Our share-based compensation accounting policies are described in Note 2 of our 2024 Form 10-K.  Other information related to our share-based awards is presented in Note 23 of our 2024 Form 10-K.

Restricted stock units

During the three months ended December 31, 2024, we granted approximately 1.3 million RSUs with a weighted-average grant-date fair value of $163.63, compared with approximately 1.7 million RSUs granted during the three months ended December 31, 2023, with a weighted-average grant-date fair value of $106.68. For the three months ended December 31, 2024, total share-based compensation amortization related to RSUs was $91 million, compared with $87 million for the three months ended December 31, 2023.

As of December 31, 2024, there were $388 million of total pre-tax compensation costs not yet recognized (net of estimated forfeitures) related to RSUs, including those granted during the three months ended December 31, 2024. These costs are expected to be recognized over a weighted-average period of three years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Restricted stock awards

Restricted stock awards (“RSAs”) were issued as a component of our total purchase consideration for TriState Capital Holdings, Inc. (“TriState Capital”) on June 1, 2022, in accordance with the terms of the acquisition. For the three months ended December 31, 2024, total share-based compensation amortization related to these RSAs was $1 million, compared with $2 million for the three months ended December 31, 2023. As of December 31, 2024, there were $4 million of total pre-tax compensation costs not yet recognized for these RSAs. These costs are expected to be recognized over a weighted-average period of two years. See Note 3 of our 2024 Form 10-K for additional information regarding the acquisition of TriState Capital.

NOTE 20 – REGULATORY CAPITAL REQUIREMENTS

RJF, as a bank holding company and financial holding company, as well as Raymond James Bank, TriState Capital Bank, our broker-dealer subsidiaries and our trust subsidiaries are subject to capital requirements by various regulatory authorities. Capital levels of each entity are monitored to ensure compliance with our various regulatory capital requirements.  Failure to meet applicable capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial results.

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

Under these rules, requirements are established for both the quantity and quality of capital held by banking organizations. RJF, Raymond James Bank, and TriState Capital Bank are required to maintain minimum leverage ratios (defined as tier 1 capital divided by adjusted average assets), as well as minimum ratios of tier 1 capital, common equity tier 1 (“CET1”), and total capital to risk-weighted assets. These capital ratios incorporate quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under the regulatory capital rules and are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. We calculate these ratios in order to assess compliance with both regulatory requirements and internal capital policies. In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make certain discretionary bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. As of December 31, 2024, capital levels at RJF, Raymond James Bank, and TriState Capital Bank exceeded the capital conservation buffer requirements and each entity was categorized as “well-capitalized.”

For further discussion of regulatory capital requirements applicable to certain of our businesses and subsidiaries, see Note 24 of our 2024 Form 10-K.

To meet the requirements for capital adequacy or to be categorized as “well-capitalized,” RJF must maintain tier 1 leverage, tier 1 capital, CET1, and total capital amounts and ratios as set forth in the following table.

	Required ratio (1)	Well-capitalized	December 31, 2024		September 30, 2024
$ in millions			Ratio	Amount	Ratio	Amount
RJF:
Tier 1 leverage	4.0%	N/A (2)	13.0%	$10,760	12.8%	$10,383
Tier 1 capital	8.5%	6.0%	23.7%	$10,760	22.8%	$10,383
CET1	7.0%	N/A (2)	23.5%	$10,684	22.6%	$10,307
Total capital	10.5%	10.0%	25.0%	$11,372	24.1%	$11,001

(1)Requirements for tier 1 capital, CET1, and total capital included a required capital conservation buffer of 2.5%.
(2)The Fed’s regulations do not establish well-capitalized thresholds for these measures for BHCs.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

As of December 31, 2024, RJF’s regulatory capital increased compared with September 30, 2024 driven by an increase in equity due to positive earnings, partially offset by share repurchases and dividends. RJF’s tier 1 capital and total capital ratios increased compared with September 30, 2024 resulting from the increase in regulatory capital and a slight decrease in risk-weighted assets. RJF’s tier 1 leverage ratio at December 31, 2024 increased compared to September 30, 2024 due to the increase in regulatory capital, which was partially offset by higher average assets, primarily driven by increases in average bank loans and cash, partially offset by a decline in our available-for-sale securities portfolio.

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

	Required ratio (1)	Well-capitalized	December 31, 2024		September 30, 2024
$ in millions			Ratio	Amount	Ratio	Amount
Raymond James Bank:
Tier 1 leverage	4.0%	5.0%	8.2%	$3,422	8.1%	$3,401
Tier 1 capital	8.5%	8.0%	14.2%	$3,422	14.4%	$3,401
CET1	7.0%	6.5%	14.2%	$3,422	14.4%	$3,401
Total capital	10.5%	10.0%	15.5%	$3,725	15.7%	$3,698
TriState Capital Bank:
Tier 1 leverage	4.0%	5.0%	7.2%	$1,541	7.5%	$1,505
Tier 1 capital	8.5%	8.0%	17.0%	$1,541	16.9%	$1,505
CET1	7.0%	6.5%	17.0%	$1,541	16.9%	$1,505
Total capital	10.5%	10.0%	17.6%	$1,598	17.5%	$1,558

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

$ in millions	December 31, 2024	September 30, 2024
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	36.2%	33.6%
Net capital	$1,074	$1,019
Less: required net capital	(59)	(61)
Excess net capital	$1,015	$958

As of December 31, 2024, all of our other active regulated domestic and international subsidiaries were in compliance with and exceeded all applicable capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 21 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share.

	Three months ended December 31,
in millions, except per share amounts	2024	2023
Income for basic earnings per common share:
Net income available to common shareholders	$599	$497
Less allocation of earnings and dividends to participating securities	(1)	(1)
Net income available to common shareholders after participating securities	$598	$496
Income for diluted earnings per common share:
Net income available to common shareholders	$599	$497
Less allocation of earnings and dividends to participating securities	(1)	(1)
Net income available to common shareholders after participating securities	$598	$496
Common shares:
Average common shares in basic computation	203.7	208.6
Dilutive effect of outstanding stock options and certain RSUs	5.5	5.2
Average common and common equivalent shares used in diluted computation	209.2	213.8
Earnings per common share:
Basic	$2.94	$2.38
Diluted	$2.86	$2.32
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	1.0	1.2

The allocation of earnings and dividends to participating securities in the preceding table represents dividends paid during the period to participating securities, consisting of RSAs and certain RSUs, plus an allocation of undistributed earnings to such participating securities. Participating securities and related dividends paid on these participating securities were insignificant for each of the three months ended December 31, 2024 and 2023.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings as if all earnings for the period had been distributed.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 22 – SEGMENT INFORMATION

We currently operate through the following five segments: PCG; Capital Markets; Asset Management; Bank; and Other.

The segments are determined based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources. For a further discussion of our segments, see Note 26 of our 2024 Form 10-K.

The following table presents information concerning operations in these segments.

	Three months ended December 31,
$ in millions	2024	2023
Net revenues:
Private Client Group	$2,548	$2,226
Capital Markets	480	338
Asset Management	294	235
Bank	425	441
Other	12	26
Intersegment eliminations	(222)	(253)
Total net revenues	$3,537	$3,013
Pre-tax income/(loss):
Private Client Group	$462	$439
Capital Markets	74	3
Asset Management	125	93
Bank	118	92
Other	(30)	3
Total pre-tax income	$749	$630

No individual client accounted for more than ten percent of revenues in any of the periods presented.

The following table presents our net interest income on a segment basis.

	Three months ended December 31,
$ in millions	2024	2023
Net interest income:
Private Client Group (1)	$99	$92
Capital Markets	3	1
Asset Management	4	3
Bank	414	426
Other (1)	9	24
Net interest income	$529	$546

(1)Effective October 1, 2024, we updated our methodology for allocating interest income on certain cash balances, resulting in a reduction in interest income in the Other segment and an increase in interest income in the PCG segment. Prior-period segment results have not been conformed to the current-period presentation.

The following table presents our total assets on a segment basis.

$ in millions	December 31, 2024	September 30, 2024
Total assets:
Private Client Group	$13,316	$13,413
Capital Markets	3,197	3,518
Asset Management	622	616
Bank	62,278	62,367
Other	2,869	3,078
Total	$82,282	$82,992

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table presents goodwill, which was included in our total assets, on a segment basis.

$ in millions	December 31, 2024	September 30, 2024
Goodwill:
Private Client Group	$567	$578
Capital Markets	274	275
Asset Management	69	69
Bank	529	529
Total	$1,439	$1,451
We have operations in the U.S., Canada, and Europe. The vast majority of our long-lived assets are located in the U.S.  The following table presents our net revenues and pre-tax income/(loss) classified by major geographic area in which they were earned.

	Three months ended December 31,
$ in millions	2024	2023
Net revenues:
U.S.	$3,222	$2,761
Canada	164	139
Europe	151	113
Total net revenues	$3,537	$3,013
Pre-tax income/(loss):
U.S.	$692	$605
Canada	39	27
Europe	18	(2)
Total pre-tax income	$749	$630
The following table presents our total assets by major geographic area in which they were held.

$ in millions	December 31, 2024	September 30, 2024
Total assets:
U.S.	$76,665	$77,033
Canada	3,227	3,347
Europe	2,390	2,612
Total	$82,282	$82,992
The following table presents goodwill, which was included in our total assets, classified by major geographic area in which it was held.

$ in millions	December 31, 2024	September 30, 2024
Goodwill:
U.S.	$1,250	$1,250
Canada	23	25
Europe	166	176
Total	$1,439	$1,451

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
EXECUTIVE OVERVIEW

Summary results of operations

	Three months ended December 31,
$ in millions, except per share amounts	2024	2023	% change
Net revenues	$3,537	$3,013	17%
Compensation, commissions and benefits expense	$2,272	$1,921	18%
Non-compensation expenses	$516	$462	12%
Pre-tax income	$749	$630	19%
Net income available to common shareholders	$599	$497	21%

Earnings per common share – basic	$2.94	$2.38	24%
Earnings per common share – diluted	$2.86	$2.32	23%

Non-GAAP measures:
Adjusted net income available to common shareholders (1)	$614	$514	19%
Adjusted earnings per common share - diluted (1)	$2.93	$2.40	22%

	Three months ended December 31,
Other selected financial highlights	2024	2023
Return on common equity	20.4%	19.1%
Adjusted return on common equity (1)	20.9%	19.7%
Return on tangible common equity (1)	24.0%	23.0%
Adjusted return on tangible common equity (1)	24.6%	23.8%
Compensation ratio	64.2%	63.8%
Adjusted compensation ratio (1)	64.0%	63.4%
Effective income tax rate	19.9%	21.0%

Quarter ended December 31, 2024 compared with the quarter ended December 31, 2023

For our fiscal first quarter of 2025, we generated net revenues of $3.54 billion, an increase of 17% compared with the prior-year quarter, and pre-tax income of $749 million, an increase of 19% compared with the prior-year quarter. Our net income available to common shareholders of $599 million also increased 21%, and our earnings per diluted share were $2.86, reflecting an increase of 23%. Our annualized return on common equity (“ROCE”) for the quarter was 20.4%, compared with 19.1% for the prior-year quarter, and our annualized return on tangible common equity (“ROTCE”) was 24.0%(1), compared with 23.0%(1) for the prior-year quarter. Excluding the impact of $20 million of expenses related to acquisitions completed in prior years, such as compensation expenses related to retention awards and amortization of identifiable intangible assets, our adjusted net income available to common shareholders was $614 million(1) for the three months ended December 31, 2024, an increase of 19% compared with adjusted net income available to common shareholders for the prior-year quarter. Our adjusted earnings per diluted share were $2.93(1), an increase of 22% compared with the prior-year quarter. Adjusted annualized ROCE for the quarter was 20.9%(1) and adjusted annualized ROTCE was 24.6%(1) compared with adjusted annualized ROCE of 19.7%(1) and adjusted annualized ROTCE of 23.8%(1) for the prior-year quarter.

The increase in net revenues compared with the prior-year quarter was primarily due to higher asset management and related administrative fees, largely the result of higher PCG client assets in fee-based accounts due to equity market appreciation and net new assets to the firm since the prior-year period. Investment banking revenues also increased significantly compared with the prior-year quarter primarily due to more favorable market conditions in the current period, particularly for merger & acquisition activity. Offsetting these increases was a decrease in combined net interest income and RJBDP fees from third‑party banks of $25 million, or 4%, due to lower interest rates compared with the prior-year quarter, which more than offset the favorable impact from growth in interest-earning assets and RJBDP balances swept to third-party banks.

(1)These are non-GAAP financial measures. Please see the “Reconciliation of non-GAAP financial measures to GAAP financial measures” in this MD&A for a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures, and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Compensation, commissions and benefits expense increased 18%, primarily due to an increase in compensable revenues, as well as an increase in compensation costs to support our growth and annual cost increases, including salaries. Our compensation ratio, or the ratio of compensation, commissions and benefits expense to net revenues, was 64.2%, compared with 63.8% for the prior-year quarter. Excluding acquisition-related compensation expenses, our adjusted compensation ratio was 64.0%(1), compared with 63.4%(1) for the prior-year quarter.

Non-compensation expenses increased 12%, primarily due to higher communications and information processing expenses resulting from continued investments in technology to benefit our clients and advisors and to support our growth, and higher investment sub-advisory fees resulting from growth in assets under management in sub-advised programs. Expenses related to legal and regulatory matters also increased as the current quarter included provisions for legal and regulatory matters while the prior-year quarter reflected a net reserve release. Partially offsetting these increases in expenses, was a decrease in the bank loan provision for credit losses.

Our effective income tax rate was 19.9% for our fiscal first quarter of 2025, a decrease compared with the 21.0% effective income tax rate for the prior-year quarter, primarily due to the impact of a larger tax benefit recognized during the current quarter related to share-based compensation that vested during the period.

As of December 31, 2024, our tier 1 leverage ratio was 13.0% and total capital ratio was 25.0% both well above regulatory capital requirements. We also continue to have substantial liquidity with $2.3 billion(2) of cash at the parent as of December 31, 2024. In December 2024, the Board of Directors increased the quarterly cash dividend on common shares 11% to $0.50 per share and authorized common stock repurchases of up to $1.5 billion, replacing the previous authorization. During the three months ended December 31, 2024, we repurchased 310 thousand shares of our common stock for $50 million at an average price of $161 per share under the Board’s common stock repurchase authorization, leaving $1.45 billion available under such authorization. We believe our capital and funding position provides us the opportunity to manage our balance sheet prudently and to continue to be opportunistic and invest in growth across our businesses. We expect to continue to repurchase our common stock to offset dilution from share-based compensation and to be opportunistic with incremental repurchases. However, we will continue to monitor market conditions and other capital needs as we consider the magnitude and timing of these repurchases.

As we look ahead to the remainder of our fiscal 2025, we believe we are well-positioned for long-term growth with our strong capital position, total client assets under administration of $1.56 trillion, and net bank loans of $47.2 billion. Our PCG segment continues to benefit from growth in fee-based accounts and our financial advisor recruiting pipeline remains solid. Our fiscal second quarter of 2025 results will be negatively impacted by two fewer billable days which we expect to result in an approximate 2% decline in asset management and related administrative fees, as well as impacting our combined net interest income and RJBDP fees from third-party banks. Given our healthy pipeline and our investments in our platform and capabilities, we expect investment banking revenues to continue to benefit over the next few quarters as the market environment has become more conducive for transaction closings. Although the market is still challenging for our fixed income brokerage revenues, we expect to benefit from increased activity from depository institution clients resulting from changes in the outlook for short-term interest rates. With ample client cash balances and capital, we believe we are well-positioned to increase lending as new origination activity increases, which may increase provisions for credit losses in future periods. In addition, although our current loan portfolio credit metrics are solid and we continue to proactively manage our credit risk in our loan portfolio, future economic deterioration or changes in the macroeconomic outlook could also result in increased bank loan provisions for credit losses in future periods. While we maintain discipline in controlling our expenses, we continue to invest to support growth across our businesses which may increase expenses in future periods. Our fiscal second quarter of 2025 compensation expenses will also reflect our annual salary increases and the reset of payroll taxes on January 1, 2025.

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

	Three months ended December 31,
$ in millions, except per share amounts	2024	2023
Net income available to common shareholders	$599	$497
Non-GAAP adjustments:
Expenses related to acquisitions:
Compensation, commissions and benefits — Acquisition-related retention	8	11
Communications and information processing	—	—
Professional fees	1	1
Other — Amortization of identifiable intangible assets	11	11
Total pre-tax impact of non-GAAP adjustments related to acquisitions	20	23
Tax effect of non-GAAP adjustments	(5)	(6)
Total non-GAAP adjustments, net of tax	15	17
Adjusted net income available to common shareholders	$614	$514

Pre-tax income	$749	$630
Pre-tax impact of non-GAAP adjustments (as detailed above)	20	23
Adjusted pre-tax income	$769	$653

Compensation, commissions and benefits expense	$2,272	$1,921
Less: Acquisition-related retention (as detailed above)	8	11
Adjusted compensation, commissions and benefits expense	$2,264	$1,910

Total compensation ratio	64.2%	63.8%
Less the impact of non-GAAP adjustments on compensation ratio:
Acquisition-related retention	0.2%	0.4%
Adjusted total compensation ratio	64.0%	63.4%

Diluted earnings per common share	$2.86	$2.32
Impact of non-GAAP adjustments on diluted earnings per common share:
Expenses related to acquisitions:
Compensation, commissions and benefits — Acquisition-related retention	0.04	0.05
Communications and information processing	—	—
Professional fees	—	0.01
Other — Amortization of identifiable intangible assets	0.05	0.05
Total pre-tax impact of non-GAAP adjustments related to acquisitions	0.09	0.11
Tax effect of non-GAAP adjustments	(0.02)	(0.03)
Total non-GAAP adjustments, net of tax	0.07	0.08
Adjusted diluted earnings per common share	$2.93	$2.40

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

	Three months ended December 31,
$ in millions	2024	2023
Average common equity	$11,719	$10,423
Impact of non-GAAP adjustments on average common equity:
Expenses related to acquisitions:
Compensation, commissions and benefits — Acquisition-related retention	4	6
Communications and information processing	—	—
Professional fees	1	—
Other — Amortization of identifiable intangible assets	6	6
Total pre-tax impact of non-GAAP adjustments related to acquisitions	11	12
Tax effect of non-GAAP adjustments	(3)	(3)
Total non-GAAP adjustments, net of tax	8	9
Adjusted average common equity	$11,727	$10,432

Average common equity	$11,719	$10,423
Less:
Average goodwill and identifiable intangible assets, net	1,872	1,908
Average deferred tax liabilities related to goodwill and identifiable intangible assets, net	(139)	(132)
Average tangible common equity	$9,986	$8,647
Impact of non-GAAP adjustments on average tangible common equity:
Expenses related to acquisitions:
Compensation, commissions and benefits — Acquisition-related retention	4	6
Communications and information processing	—	—
Professional fees	1	—
Other — Amortization of identifiable intangible assets	6	6
Total pre-tax impact of non-GAAP adjustments related to acquisitions	11	12
Tax effect of non-GAAP adjustments	(3)	(3)
Total non-GAAP adjustments, net of tax	8	9
Adjusted average tangible common equity	$9,994	$8,656

Return on common equity	20.4%	19.1%
Adjusted return on common equity	20.9%	19.7%
Return on tangible common equity	24.0%	23.0%
Adjusted return on tangible common equity	24.6%	23.8%

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
NET INTEREST ANALYSIS

The Fed funds target rate began our fiscal 2024 at a range of 5.25% to 5.50% and remained throughout most of our fiscal 2024. In late September 2024, the Fed decreased the Fed funds target rate by 50 basis points, followed by two additional 25‑basis-point reductions during our fiscal first quarter of 2025 to end the quarter at a range of 4.25% to 4.50%. The Fed has indicated that it intends to closely monitor market conditions to determine whether it will consider making additional adjustments to short-term interest rates during the remainder of our fiscal 2025. The following table details the Fed’s short-term interest rate activity since the beginning of our fiscal year 2024.

RJF fiscal quarter ended	Effective date of interest rate action	Increase/(decrease) in interest rates (in basis points)	Fed funds target rate
September 30, 2023	July 27, 2023	25	5.25% - 5.50%
September 30, 2024	September 19, 2024	(50)	4.75% - 5.00%
December 31, 2024	November 8, 2024	(25)	4.50% - 4.75%
December 31, 2024	December 19, 2024	(25)	4.25% - 4.50%

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

Decreases in short-term interest rates generally also result in a decrease to our RJBDP fees earned from third-party banks, although the magnitude of the impact may also be impacted by demand for cash balances by third-party banks and the rate paid to clients on their cash sweep balances. Rates paid to clients on their cash balances are generally impacted by the level of short-term interest rates, as well as competitive industry dynamics and the demand for client cash. Additionally, any future changes to regulatory rules or interpretations governing the fees the firm earns on cash sweep balances could also impact the rates we pay to clients on cash balances. In recent fiscal years, we have sought to continue to meet client demand for higher yields on cash balances, without sacrificing the benefits of FDIC insurance on such balances, by introducing new deposit products leveraging our bank subsidiaries or through initiatives offered within the RJBDP. Such programs include our ESP introduced to our clients in fiscal 2023 where such deposits are held by Raymond James Bank, offer enhanced rates, and offer FDIC coverage of up to $50 million for certain accounts, as well as initiatives offered from time to time within the RJBDP program which may offer enhanced rates to clients on certain balances within the program. These programs, while meeting client needs and diversifying our funding sources, have a higher relative cost than other alternatives therefore reducing our net interest margin and yields on RJBDP balances.

Refer to the discussion of our net interest income within the “Management’s Discussion and Analysis - Results of Operations” of our PCG, Bank, and Other segments, where applicable. Also refer to “Management’s Discussion and Analysis - Results of Operations - Private Client Group - Clients’ domestic cash sweep balances” for further information on the RJBDP.

Net interest income and RJBDP fees from third-party banks

	Three months ended December 31,
$ in millions	2024	2023	% change
Net interest income	$529	$546	(3)%
RJBDP fees from third-party banks	144	152	(5)%
Net interest income and RJBDP fees from third-party banks	$673	$698	(4)%

Quarter ended December 31, 2024 compared with the quarter ended December 31, 2023

Combined net interest income and RJBDP fees from third-party banks declined 4% compared with the prior-year quarter primarily due to lower interest rates, which more than offset the favorable impact from growth in interest-earning assets and RJBDP balances swept to third-party banks.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
The following table presents our consolidated average interest-earning asset and interest-bearing liability balances, interest income and expense and the related rates.

Quarter ended December 31, 2024 compared with the quarter ended December 31, 2023

	Three months ended December 31,
	2024			2023
$ in millions	Average daily balance	Interest	Annualized average rate	Average daily balance	Interest	Annualized average rate
Interest-earning assets:
Bank segment:
Cash and cash equivalents	$6,453	$76	4.65%	$5,760	$79	5.41%
Available-for-sale securities	8,753	49	2.26%	10,333	56	2.16%
Loans held for sale and investment: (1) (2)
Loans held for investment:
SBL	16,485	270	6.40%	14,587	266	7.16%
C&I loans	10,128	178	6.88%	10,472	203	7.60%
CRE loans	7,641	135	6.92%	7,245	141	7.61%
REIT loans	1,653	31	7.35%	1,694	34	7.76%
Residential mortgage loans	9,536	91	3.82%	8,799	77	3.48%
Tax-exempt loans (3)	1,305	9	3.36%	1,481	10	3.27%
Loans held for sale	212	4	7.22%	140	3	8.86%
Total loans held for sale and investment	46,960	718	6.02%	44,418	734	6.51%
All other interest-earning assets	243	4	5.81%	237	3	5.98%
Interest-earning assets — Bank segment	$62,409	$847	5.35%	$60,748	$872	5.66%
All other segments:
Cash and cash equivalents	$4,056	$48	4.72%	$3,469	$53	6.07%
Assets segregated for regulatory purposes and restricted cash	3,648	42	4.55%	3,623	47	5.13%
Trading assets — debt securities	1,395	19	5.41%	1,100	15	5.57%
Brokerage client receivables	2,407	45	7.35%	2,138	45	8.39%
All other interest-earning assets	2,579	26	3.93%	1,936	21	3.92%
Interest-earning assets — all other segments	$14,085	$180	5.05%	$12,266	$181	5.81%
Total interest-earning assets	$76,494	$1,027	5.29%	$73,014	$1,053	5.69%
Interest-bearing liabilities:
Bank segment:
Bank deposits:
Money market and savings accounts	$32,548	$168	2.05%	$32,001	$160	1.99%
Interest-bearing demand deposits	20,921	229	4.34%	19,565	244	4.97%
Certificates of deposit	2,452	28	4.59%	2,757	32	4.56%
Total bank deposits (4)	55,921	425	3.02%	54,323	436	3.19%
FHLB advances and all other interest-bearing liabilities	1,091	8	2.69%	1,231	10	3.03%
Interest-bearing liabilities — Bank segment	$57,012	$433	3.01%	$55,554	$446	3.19%
All other segments:
Trading liabilities — debt securities	$859	$11	5.07%	$756	$11	5.66%
Brokerage client payables	4,771	20	1.65%	4,668	20	1.72%
Senior notes payable	2,040	23	4.50%	2,039	23	4.51%
All other interest-bearing liabilities (4)	1,132	11	3.78%	980	7	2.96%
Interest-bearing liabilities — all other segments	$8,802	$65	2.92%	$8,443	$61	2.89%
Total interest-bearing liabilities	$65,814	$498	3.00%	$63,997	$507	3.15%
Firmwide net interest income		$529			$546
Net interest margin (net yield on interest-earning assets)
Bank segment			2.60%			2.74%
Firmwide			2.74%			2.97%
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

	Three months ended December 31,
	2024 compared to 2023
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest-earning assets:	Interest income
Bank segment:
Cash and cash equivalents	$8	$(11)	$(3)
Available-for-sale securities	(10)	3	(7)
Loans held for sale and investment:
Loans held for investment:
SBL	32	(28)	4
C&I loans	(7)	(18)	(25)
CRE loans	6	(12)	(6)
REIT loans	(1)	(2)	(3)
Residential mortgage loans	6	8	14
Tax-exempt loans	(1)	—	(1)
Loans held for sale	2	(1)	1
Total loans held for sale and investment	37	(53)	(16)
All other interest-earning assets	1	—	1
Interest-earning assets — Bank segment	$36	$(61)	$(25)
All other segments:
Cash and cash equivalents	$7	$(12)	$(5)
Assets segregated for regulatory purposes and restricted cash	—	(5)	(5)
Trading assets — debt securities	4	—	4
Brokerage client receivables	6	(6)	—
All other interest-earning assets	5	—	5
Interest-earning assets — all other segments	$22	$(23)	$(1)
Total interest-earning assets	$58	$(84)	$(26)

Interest-bearing liabilities:	Interest expense
Bank segment:
Bank deposits:
Money market and savings accounts	$3	$5	$8
Interest-bearing demand deposits	16	(31)	(15)
Certificates of deposit	(4)	—	(4)
Total bank deposits	15	(26)	(11)
FHLB advances and all other interest-bearing liabilities	(1)	(1)	(2)
Interest-bearing liabilities — Bank segment	$14	$(27)	$(13)
All other segments:
Trading liabilities — debt securities	$1	$(1)	$—
Brokerage client payables	—	—	—
Senior notes payable	—	—	—
All other interest-bearing liabilities	1	3	4
Interest-bearing liabilities — all other segments	$2	$2	$4
Total interest-bearing liabilities	$16	$(25)	$(9)
Change in firmwide net interest income	$42	$(59)	$(17)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

RESULTS OF OPERATIONS – PRIVATE CLIENT GROUP

For an overview of our PCG segment operations, as well as a description of the key factors impacting our PCG results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2024	2023	% change
Revenues:
Asset management and related administrative fees	$1,476	$1,191	24%
Brokerage revenues:
Mutual and other fund products	152	136	12%
Insurance and annuity products	118	125	(6)%
Equities, ETFs and fixed income products	163	121	35%
Total brokerage revenues	433	382	13%
Account and service fees:
Mutual fund and annuity service fees	126	106	19%
RJBDP fees:
Bank segment	187	223	(16)%
Third-party banks	144	152	(5)%
Client account and other fees	70	65	8%
Total account and service fees	527	546	(3)%
Investment banking	8	11	(27)%
Interest income (1)	126	118	7%
All other	5	4	25%
Total revenues	2,575	2,252	14%
Interest expense	(27)	(26)	4%
Net revenues	2,548	2,226	14%
Non-interest expenses:
Financial advisor compensation and benefits	1,413	1,190	19%
Administrative compensation and benefits	418	379	10%
Total compensation, commissions and benefits	1,831	1,569	17%
Non-compensation expenses:
Communications and information processing	112	93	20%
Occupancy and equipment	55	55	—%
Business development	41	40	3%
Professional fees	15	14	7%
All other	32	16	100%
Total non-compensation expenses	255	218	17%
Total non-interest expenses	2,086	1,787	17%
Pre-tax income	$462	$439	5%

(1)Effective October 1, 2024, we updated our methodology for allocating interest income on certain cash balances to our segments, resulting in a reduction in interest income in the Other segment and an increase in interest income in the PCG segment. Prior-period segment results have not been conformed to the current-period presentation.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Selected key metrics

PCG client asset balances

	As of
$ in billions	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Assets under administration (“AUA”)	$1,491.8	$1,507.0	$1,415.7	$1,388.8	$1,310.5
Assets in fee-based accounts (1)	$876.6	$875.2	$820.6	$798.8	$746.6
Percent of AUA in fee-based accounts	58.8%	58.1%	58.0%	57.5%	57.0%

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

As of December 31, 2024, September 30, 2024, and December 31, 2023 PCG AUA included assets associated with firms affiliated with us through our RCS division of $188.2 billion, $180.7 billion, and $146.9 billion, respectively, of which $160.2 billion, $153.1 billion, and $122.8 billion, respectively, were assets in fee-based accounts. Based on the nature of the services provided to such firms, revenues related to these assets are included in “Account and services fees.” The growth in RCS client assets is partially due to transfers into RCS from our other financial advisor channels. We may continue to experience transfers to our RCS division; however, consistent with our experience in recent fiscal years, we would not expect these financial advisor transfers to significantly impact our results of operations.

Domestic PCG net new assets

	Three months ended December 31,
$ in millions	2024	2023
Domestic PCG net new assets (1)	$14,020	$21,575
Domestic PCG net new assets growth - annualized (2)	4.0%	7.8%

(1)Domestic PCG net new assets represents domestic PCG client inflows, including dividends and interest, less domestic PCG client outflows, including commissions, advisory fees and other fees.
(2)The Domestic PCG net new asset growth - annualized percentage is based on the beginning Domestic PCG AUA balance for the indicated period.

PCG AUA as of December 31, 2024 decreased 1% compared with September 30, 2024 and were negatively impacted by changes in foreign exchange rates, as well as the departure of primarily one large branch in our independent contractor division which also negatively impacted our PCG assets in fee-based accounts and our domestic PCG net new assets growth. PCG assets in fee-based accounts were $876.6 billion as of December 31, 2024, a slight increase compared with September 30, 2024. PCG assets in fee-based accounts continued to be a significant percentage of overall PCG AUA due to many clients’ preference for fee-based alternatives versus transaction-based accounts and, as a result, a significant portion of our PCG revenues is more directly impacted by market movements.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Clients’ domestic cash sweep balances and ESP balances

	As of
$ in millions	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
RJBDP:
Bank segment	$23,946	$23,978	$23,371	$23,405	$23,912
Third-party banks	20,341	18,226	17,325	18,234	17,820
Subtotal RJBDP	44,287	42,204	40,696	41,639	41,732
Client Interest Program (“CIP”)	1,664	1,653	1,713	1,715	1,765
Total clients’ domestic cash sweep balances	45,951	43,857	42,409	43,354	43,497
ESP	13,785	14,018	14,039	14,863	14,476
Total clients’ domestic cash sweep and ESP balances	$59,736	$57,875	$56,448	$58,217	$57,973

	Three months ended December 31,
	2024	2023
Average yield on RJBDP - third-party banks	3.12%	3.66%

A portion of our domestic clients’ cash is included in the RJBDP, a multi-bank sweep program in which clients’ cash deposits in their brokerage accounts are swept into interest-bearing deposit accounts at either of our bank subsidiaries, which are included in our Bank segment, or various third-party banks. Balances swept to third-party banks are not reflected on our Condensed Consolidated Statements of Financial Condition. Our PCG segment earns servicing fees for the administrative services we provide related to our clients’ deposits that are swept to banks as part of the RJBDP. These servicing fees are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates and the interest paid to clients on balances in the RJBDP. Under our intersegment policies, the PCG segment receives from our Bank segment the greater of a base servicing fee or a net yield equivalent to the average yield that the firm would otherwise receive from third-party banks in the RJBDP. In the current interest-rate environment the PCG segment RJBDP fee revenues are derived from the yield from third-party banks in the program and the Bank segment RJBDP servicing costs reflect such market rate for the deposits. The fees that the PCG segment earns from the Bank segment, as well as the servicing costs incurred on the deposits in the Bank segment, are eliminated in consolidation. See “Management’s Discussion and Analysis - Net interest analysis” for further information regarding factors impacting the servicing fees we receive related to the RJBDP, as well as the interest paid to clients on their cash balances.

The “Average yield on RJBDP - third-party banks” in the preceding table is computed by dividing annualized RJBDP fees from third-party banks, which are net of the interest expense paid to clients by the third-party banks, by the average daily RJBDP balances at third-party banks. The average yield on RJBDP - third-party banks for the three months ended December 31, 2024 decreased from the prior-year quarter largely as a result of the 50-basis-point decrease in short-term interest rates enacted by the Fed late in the preceding quarter, as well as the two 25-basis-point rate cuts enacted during the current quarter. See “Management’s Discussion and Analysis - Net interest analysis” for further information.

Total clients’ domestic cash sweep and ESP balances increased 3% compared with September 30, 2024, primarily due to increases in RJBDP balances. PCG segment results can be impacted by not only changes in the level of client cash balances, but also by the allocation of client cash balances between the RJBDP, the CIP, and the ESP, as the PCG segment may earn different amounts from each of these client cash destinations, depending on multiple factors.

Quarter ended December 31, 2024 compared with the quarter ended December 31, 2023

Net revenues of $2.55 billion increased 14% and pre-tax income of $462 million increased 5%.

Asset management and related administrative fees increased $285 million, or 24%, primarily due to higher assets in fee-based accounts at the beginning of the current quarter compared with the prior-year quarter resulting from market appreciation and net new assets, due to the favorable impact of our advisor recruiting and retention.

Brokerage revenues increased $51 million, or 13%, primarily due to higher client activity in the current quarter.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Account and service fees decreased $19 million, or 3%, primarily due to a decrease in RJBDP fees. RJBDP fees paid to PCG from our Bank segment decreased due to the impact of lower short-term interest rates and, to a lesser extent, a decline in average balances allocated to our Bank segment, while RJBDP fees from third-party banks decreased due to lower short-term interest rates, partially offset by higher average balances swept to such banks. Partially offsetting the decline in total RJBDP fees, mutual fund service fees increased, primarily from higher average mutual fund assets.

Net interest income increased $7 million, or 8%, largely due to an updated methodology for allocating interest income on certain cash balances to our segments, which resulted in a reduction in interest income in the Other segment and an increase in interest income in the PCG segment.

Compensation-related expenses increased $262 million, or 17%, primarily due to higher commission expense resulting from higher compensable revenues, including asset management and related administrative fees and brokerage revenues, as well as an increase in compensation costs to support our growth and annual cost increases, including salaries.

Non-compensation expenses increased $37 million, or 17%, primarily due to higher communications and information processing expenses, largely to support our growth, and higher provisions for legal and regulatory matters, as the current quarter included provisions for legal and regulatory matters while the prior-year quarter reflected a net reserve release.

RESULTS OF OPERATIONS – CAPITAL MARKETS

For an overview of our Capital Markets segment operations, as well as a description of the key factors impacting our Capital Markets results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2024	2023	% change
Revenues:
Brokerage revenues:
Fixed income	$85	$102	(17)%
Equity	41	38	8%
Total brokerage revenues	126	140	(10)%
Investment banking:
Merger & acquisition and advisory	226	118	92%
Equity underwriting	35	26	35%
Debt underwriting	56	26	115%
Total investment banking	317	170	86%
Interest income	29	23	26%
Affordable housing investments business revenues	29	23	26%
All other	5	4	25%
Total revenues	506	360	41%
Interest expense	(26)	(22)	18%
Net revenues	480	338	42%
Non-interest expenses:
Compensation, commissions and benefits	301	238	26%
Non-compensation expenses:
Communications and information processing	30	27	11%
Occupancy and equipment	12	11	9%
Business development	21	16	31%
Professional fees	10	14	(29)%
All other	32	29	10%
Total non-compensation expenses	105	97	8%
Total non-interest expenses	406	335	21%
Pre-tax income	$74	$3	2,367%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Quarter ended December 31, 2024 compared with the quarter ended December 31, 2023

Net revenues of $480 million increased 42% and pre-tax income was $74 million, compared with $3 million for the prior-year quarter.

Investment banking revenues increased $147 million, or 86%, primarily due to more favorable market conditions in the current quarter compared with the prior-year quarter, particularly for merger & acquisition activity.

Brokerage revenues decreased $14 million, or 10%, due to a decrease in fixed income brokerage revenues primarily due to lower volatility in credit spreads in the current quarter compared with the prior-year quarter.

Compensation-related expenses increased $63 million, or 26%, primarily due to the increase in revenues.

Non-compensation expenses increased $8 million, or 8%, primarily due to higher business development expenses and communications and information processing expenses, partially offset by lower professional fees.

RESULTS OF OPERATIONS – ASSET MANAGEMENT

For an overview of our Asset Management segment operations as well as a description of the key factors impacting our Asset Management results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2024	2023	% change
Revenues:
Asset management and related administrative fees:
Managed programs	$189	$150	26%
Administration and other	93	74	26%
Total asset management and related administrative fees	282	224	26%
Account and service fees	6	6	—%
All other	6	5	20%
Net revenues	294	235	25%
Non-interest expenses:
Compensation, commissions and benefits	58	53	9%
Non-compensation expenses:
Communications and information processing	17	15	13%
Investment sub-advisory fees	53	39	36%
All other	41	35	17%
Total non-compensation expenses	111	89	25%
Total non-interest expenses	169	142	19%
Pre-tax income	$125	$93	34%

Selected key metrics

Managed programs

Management fees recorded in our Asset Management segment are generally calculated as a percentage of the value of our fee-billable financial assets under management (“AUM”). These AUM include the portion of fee-based AUA in our PCG segment that is invested in programs overseen by our Asset Management segment (included in the “AMS” line of the following table), as well as retail accounts managed on behalf of third-party institutions, institutional accounts and proprietary mutual funds that we manage (collectively included in the Raymond James Investment Management line of the following table).

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
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

Financial assets under management

$ in billions	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
AMS (1)	$181.9	$182.7	$170.5	$165.7	$154.2
Raymond James Investment Management	76.7	76.8	72.5	74.4	73.3
Subtotal financial assets under management	258.6	259.5	243.0	240.1	227.5
Less: Assets managed for affiliated entities (2)	(14.7)	(14.7)	(13.7)	(13.3)	(12.5)
Total financial assets under management	$243.9	$244.8	$229.3	$226.8	$215.0

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

Activity (including activity in assets managed for affiliated entities)

	Three months ended December 31,
$ in billions	2024	2023
Financial assets under management at beginning of period	$259.5	$207.9
Raymond James Investment Management:
Net outflows	(0.7)	(0.9)
Transfer of Charles Stanley Asset Management (1)	1.4	—
Total Raymond James Investment Management	0.7	(0.9)
AMS - net inflows	1.1	1.7
Net market appreciation/(depreciation) in asset values	(2.7)	18.8
Financial assets under management at end of period	$258.6	$227.5

(1)The transfer was effective as of October 1, 2024.

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

	As of December 31, 2024
$ in billions	AUM	Average fee rate
Equity	$21.6	0.56%
Fixed income	44.4	0.20%
Balanced	10.7	0.33%
Total financial assets under management	$76.7	0.32%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
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

$ in billions	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Total assets	$509.8	$506.2	$474.7	$462.9	$431.4

Raymond James Trust

The following table includes assets held in asset-based programs in Raymond James Trust, N.A. (including those managed for affiliated entities).

$ in billions	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Total assets	$10.7	$10.6	$10.0	$9.8	$9.4

Fees earned on trust services are primarily reported within “Asset management and related administrative fees” on the Condensed Consolidated Statements of Income and Comprehensive Income.

Quarter ended December 31, 2024 compared with the quarter ended December 31, 2023

Net revenues of $294 million increased 25% and pre-tax income of $125 million increased 34%.

Asset management and related administrative fees increased $58 million, or 26%, driven by higher financial assets under management and assets in non-discretionary asset-based programs at AMS, primarily due to market-driven appreciation in asset values and net inflows to PCG fee-based accounts.

Compensation expenses increased $5 million, or 9%, primarily due to higher revenues, as well as an increase in compensation costs to support our growth and annual cost increases, including salaries. Non-compensation expenses increased $22 million, or 25%, largely due to higher investment sub-advisory fees, resulting from the increase in assets under management in sub-advised programs, as well as higher communications and information processing expenses.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
RESULTS OF OPERATIONS – BANK

For an overview of our Bank segment operations, as well as a description of the key factors impacting our Bank segment results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2024	2023	% change
Revenues:
Interest income	$847	$872	(3)%
Interest expense	(433)	(446)	(3)%
Net interest income	414	426	(3)%
All other	11	15	(27)%
Net revenues	425	441	(4)%
Non-interest expenses:
Compensation and benefits	46	43	7%
Non-compensation expenses:
Bank loan provision for credit losses	—	12	NM
RJBDP fees to PCG	187	223	(16)%
All other	74	71	4%
Total non-compensation expenses	261	306	(15)%
Total non-interest expenses	307	349	(12)%
Pre-tax income	$118	$92	28%

Quarter ended December 31, 2024 compared with the quarter ended December 31, 2023

Net revenues of $425 million decreased 4%, while pre-tax income of $118 million increased 28%.

Net interest income decreased $12 million, or 3%, primarily due to the impact of the decrease in short-term interest rates enacted by the Fed late in the preceding quarter, as well as rate cuts enacted during the current quarter, partially offset by the impact of higher average interest-earning asset balances, particularly securities-based loans. The Bank segment net interest margin decreased to 2.60% from 2.74% for the prior-year quarter.

The bank loan provision for credit losses decreased $12 million compared with the prior-year quarter. The bank loan provision for credit losses for the current quarter primarily reflected the impacts of an improved macroeconomic forecast and loan repayments on criticized loans, offset by provisions on new loans, loan downgrades, primarily in the CRE and C&I loan portfolios, and charge-offs of certain loans. The bank loan provision for credit losses for the prior-year quarter primarily reflected the impacts of specific reserves in our C&I and CRE portfolios, loan downgrades, and charge-offs, partially offset by the favorable impact of loan repayments and sales, which had a larger impact than provisions on new loans.
Compensation expenses increased $3 million, or 7%. Non-compensation expenses, excluding the bank loan provision for credit losses, decreased $33 million, or 11%, primarily due to a decrease in RJBDP fees paid to PCG. RJBDP fees paid to PCG decreased $36 million, or 16%, primarily due to the impact of the aforementioned decreases in short-term interest rates, as well as lower average RJBDP balances swept to the Bank segment. These Bank segment fees and the related revenues earned by the PCG segment are eliminated in consolidation (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Private Client Group” for further information about these servicing fees). Additionally, non-compensation expenses decreased as the prior-year quarter included the impact of the FDIC special assessment during that quarter which did not reoccur in the current quarter. These decreases in expenses were partially offset by higher communications and information processing expenses.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

RESULTS OF OPERATIONS – OTHER

This segment includes interest income on certain corporate cash balances, our private equity investments, which predominantly consist of investments in third-party funds, certain other corporate investing activity, and certain corporate overhead costs of RJF that are not allocated to other segments, including the interest costs on our public debt, certain provisions for legal and regulatory matters, and certain acquisition-related expenses. For an overview of our Other segment operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2024	2023	% change
Revenues:
Interest income (1)	$34	$49	(31)%
All other	3	2	50%
Total revenues	37	51	(27)%
Interest expense	(25)	(25)	—%
Net revenues	12	26	(54)%
Non-interest expenses:
Compensation and benefits	36	17	112%
All other	6	6	—%
Total non-interest expenses	42	23	83%
Pre-tax income/(loss)	$(30)	$3	NM

(1)Effective October 1, 2024, we updated our methodology for allocating interest income on certain cash balances to our segments, resulting in a reduction in interest income in the Other segment and an increase in interest income in the PCG segment. Prior-period segment results have not been conformed to the current-period presentation.

Quarter ended December 31, 2024 compared with the quarter ended December 31, 2023

Pre-tax loss was $30 million, compared with a pre-tax income of $3 million for the prior-year quarter.

Net revenues decreased $14 million primarily due to a decrease in interest income due to an updated methodology for allocating interest income on certain cash balances to our segments, resulting in a reduction in interest income in the Other segment and an increase in interest income in the PCG segment, as well as a decrease in short-term interest rates.

Non-interest expenses increased $19 million, primarily due to higher compensation expenses in the current quarter.

STATEMENT OF FINANCIAL CONDITION ANALYSIS

The assets on our Condensed Consolidated Statements of Financial Condition consisted primarily of cash and cash equivalents, assets segregated for regulatory purposes and restricted cash (primarily segregated for the benefit of clients), receivables including bank loans, financial instruments held either for trading purposes or as investments, goodwill and identifiable intangible assets, and other assets. A significant portion of our assets were liquid in nature providing us with flexibility in financing our business.

Total assets of $82.28 billion as of December 31, 2024 were $710 million, or 1%, less than our total assets as of September 30, 2024. Cash and cash equivalents decreased $950 million predominantly driven by a decrease in cash held in our Bank segment, largely resulting from investments in bank loans. Available-for-sale securities decreased $533 million primarily driven by net maturities and, to a lesser extent, sales. Other receivables, net and collateralized agreements also decreased $317 million and $219 million, respectively. These decreases were partially offset by a $1.2 billion increase in bank loans, net including continued growth in securities-based loans.

As of December 31, 2024, our total liabilities of $70.35 billion were $972 million, or 1%, less than our total liabilities as of September 30, 2024. Accrued compensation, commissions, and benefits decreased $538 million, primarily due to the payment of prior-year bonuses during the quarter. Collateralized financings, bank deposits, and trading liabilities also decreased $170 million, $160 million, and $141 million, respectively.

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

Liquidity and capital resources are provided primarily through our business operations and financing activities.  Our business operations generate substantially all of their own liquidity and funding needs. We have a contingency funding plan which would guide our actions if one or more of our businesses were to experience disruptions from normal funding and liquidity sources. These actions include reallocating client cash balances in the RJBDP from third-party banks to our bank subsidiaries thereby bringing those deposits onto our Condensed Consolidated Statements of Financial Condition, increasing our FHLB borrowings or borrowing from the Federal Reserve’s discount window at our bank subsidiaries, accessing committed and uncommitted lines of credit at the parent or certain operating subsidiaries, or accessing capital markets.

We also have the ability to create additional sources of funding by developing new products to meet the financial needs of our clients, such as the ESP deposit offering and, from time to time, offering enhanced rates on certain RJBDP deposits. With each of our deposit offerings, we work to obtain sufficient liquidity to support our business operations while also maintaining a high level of FDIC insurance coverage for our clients.

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

Liquidity and capital management

Senior management establishes our liquidity and capital management frameworks. Our liquidity and capital management frameworks are overseen by our Asset and Liability Committee, a senior management committee that develops and executes strategies and policies to manage our liquidity risk and interest rate risk, as well as provides oversight over the firm’s investments. Our liquidity management framework is designed to ensure we have a sufficient amount of funding, even when funding markets experience stress. We manage the maturities and diversity of our funding across products and seek to maintain a diversified funding profile with an appropriate tenor, taking into consideration the characteristics and liquidity profile of our assets (e.g., the maturities of our available-for-sale securities portfolio). The liquidity management framework includes senior management’s review of short- and long-term cash flow forecasts, monitoring of the availability of alternative sources of financing, and daily monitoring of liquidity in our significant subsidiaries. Our decisions on the allocation of resources to our business units consider, among other factors, projected profitability, cash flow, risk, future liquidity needs, and required capital levels. Our treasury department assists in evaluating, monitoring and controlling the impact that our business activities have on our financial condition and liquidity, and also maintains our relationships with various lenders. The objective of our liquidity management framework is to support the successful execution of our business strategies while ensuring ongoing and sufficient funding and liquidity.

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

The following table presents the components of RJF’s regulatory capital used to calculate the aforementioned regulatory capital ratios.

$ in millions	December 31, 2024	September 30, 2024
Common equity tier 1 capital/Tier 1 capital
Common stock and related additional paid-in capital	$3,128	$3,253
Retained earnings	12,378	11,894
Treasury stock	(3,007)	(3,051)
Accumulated other comprehensive loss	(655)	(502)
Less: Goodwill and identifiable intangible assets, net of related deferred tax liabilities	(1,719)	(1,748)
Other adjustments	559	461
Common equity tier 1 capital	10,684	10,307
Preferred stock	79	79
Less: Tier 1 capital deductions	(3)	(3)
Tier 1 capital	10,760	10,383
Tier 2 capital
Qualifying subordinated debt	99	99
Qualifying allowances for credit losses	513	519
Tier 2 capital	612	618
Total capital	$11,372	$11,001

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
The following table presents RJF’s risk-weighted assets by exposure type used to calculate the aforementioned regulatory capital ratios.

$ in millions	December 31, 2024	September 30, 2024
On-balance sheet assets:
Corporate exposures	$19,956	$19,118
Exposures to sovereign and government-sponsored entities (1)	1,531	1,611
Exposures to depository institutions, foreign banks, and credit unions	2,037	2,009
Exposures to public-sector entities	586	621
Residential mortgage exposures	4,853	4,760
Statutory multi-family mortgage exposures	218	213
High volatility commercial real estate exposures	57	83
Past due loans	266	284
Equity exposures	532	706
Securitization exposures	141	134
Other assets	9,177	9,894
Off-balance sheet:
Standby letters of credit	86	83
Commitments with original maturity of one year or less	176	181
Commitments with original maturity greater than one year	2,554	2,415
Over-the-counter derivatives	398	284
Other off-balance sheet items	324	429
Market risk-weighted assets	2,589	2,800
Total standardized risk-weighted assets	$45,481	$45,625

(1)Exposure is predominantly to the U.S. government and its agencies.

Cash flows

Cash and cash equivalents (excluding amounts segregated for regulatory purposes and restricted cash) of $10.05 billion at December 31, 2024 decreased $950 million compared with September 30, 2024. The decrease in cash and cash equivalents primarily resulted from net investments in bank loans, payments of prior-year bonuses, a decrease in bank deposits, and common stock repurchases and dividends paid on our common stock. These decreases were partially offset by net income and net maturities of available-for-sale securities during the period.

Sources of liquidity

Approximately $2.34 billion of our total December 31, 2024 cash and cash equivalents was RJF corporate cash, which included the cash held at the parent company, as well as cash it loaned to RJ&A. As of December 31, 2024, RJF had loaned $1.60 billion to RJ&A (such amount is included in the RJ&A cash balance in the following table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

The following table presents our holdings of cash and cash equivalents.

$ in millions	December 31, 2024
RJF	$770
TriState Capital Bank	3,343
RJ&A	2,209
Raymond James Bank	2,078
RJ Ltd.	619
Raymond James Capital Services, LLC	181
Charles Stanley	145
Raymond James Trust Company of New Hampshire	129
Raymond James Financial Services, Inc.	124
Raymond James Investment Management	109
Other subsidiaries	341
Total cash and cash equivalents	$10,048

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
RJF maintained depository accounts at Raymond James Bank and TriState Capital Bank totaling $301 million as of December 31, 2024. The portion of this total that was available on demand without restrictions, which amounted to $256 million as of December 31, 2024, is reflected in the RJF cash balance and excluded from Raymond James Bank’s cash balance in the preceding table.

A large portion of the cash and cash equivalents balances at our non-U.S. subsidiaries, including RJ Ltd. and Charles Stanley, was held to meet regulatory requirements and was not available for use by the parent as of December 31, 2024.

In addition to the cash balances described, we have various other potential sources of cash available to the parent company from subsidiaries, as described in the following section.

Liquidity available from subsidiaries

Liquidity is principally available to RJF from RJ&A and Raymond James Bank.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934. As a member firm of the Financial Industry Regulatory Authority (“FINRA”), RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client balances. In addition, covenants in RJ&A’s committed financing arrangements require its net capital to be a minimum of 10% of aggregate debit items. At December 31, 2024, RJ&A significantly exceeded the minimum regulatory requirements, the covenants in its financing arrangements pertaining to net capital, as well as its internally-targeted net capital tolerances. FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements which may result in RJ&A limiting dividends it would otherwise remit to RJF. We evaluate regulatory requirements, loan covenants and certain internal tolerances when determining the amount of liquidity available to RJF from RJ&A.

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

As of December 31, 2024, RJF and RJ&A had the ability to borrow under our $750 million Credit Facility, a committed unsecured line of credit. We had no such borrowings outstanding under this facility as of December 31, 2024. See Note 13 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding our Credit Facility.

In addition to our Credit Facility, we have various uncommitted financing arrangements with third-party lenders, which are in the form of secured lines of credit, secured bilateral repurchase agreements, or unsecured lines of credit. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed and are generally collateralized by RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements (i.e., securities purchased under agreements to resell). As of December 31, 2024, we had outstanding borrowings under three uncommitted secured borrowing arrangements out of a total of 12 uncommitted financing arrangements (eight uncommitted secured and four uncommitted unsecured). However, lenders are generally under no contractual obligation to lend

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
to us under uncommitted credit facilities. See Notes 6 and 13 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding these borrowings.

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

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in millions)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
December 31, 2024	$344	$345	$307	$318	$330	$267
September 30, 2024	$344	$402	$402	$337	$413	$413
June 30, 2024	$407	$374	$110	$349	$311	$181
March 31, 2024	$256	$371	$371	$244	$449	$449
December 31, 2023	$171	$193	$169	$225	$252	$194

Other borrowings and collateralized financings

We had $950 million in FHLB borrowings outstanding at December 31, 2024, comprised of floating-rate and fixed-rate advances. The interest rates on our floating-rate advances are based on SOFR. We use interest rate swaps to manage the risk of increases in interest rates associated with the majority of our floating-rate FHLB advances by converting the balances subject to variable interest rates to a fixed interest rate.

We pledge certain of our bank loans and available-for-sale securities with the FHLB as security for both the repayment of certain borrowings and to secure capacity for additional borrowings as needed. As of December 31, 2024, we had $9.52 billion in immediate credit available from the FHLB based on the collateral pledged. With the pledge of incremental collateral, we could further increase credit available to us from the FHLB. See Notes 6 and 13 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding bank loans and available-for-sale securities pledged with the FHLB and for additional information on our FHLB borrowings, including the related maturities and interest rates.

As member banks, our bank subsidiaries have access to the Federal Reserve’s discount window and may have access to other lending programs that may be established by the Federal Reserve in unusual and exigent circumstances. As of December 31, 2024, our bank subsidiaries had pledged certain bank loans with the Federal Reserve and had $2.1 billion in immediate credit available from the FRB based on collateral pledged. With the pledge of incremental collateral, we could further increase credit available to us from the FRB. See Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding our assets pledged with the FRB.

A portion of our fixed income transactions are cleared through a third-party clearing organization, which provides financing for the purchase of trading instruments to support such transactions. The amount of financing is based on the amount of trading inventory financed, as well as any deposits held at the clearing organization. Amounts outstanding under this financing arrangement are collateralized by a portion of our trading inventory and accrue interest based on market rates. While we had borrowings outstanding as of December 31, 2024, the clearing organization is under no contractual obligation to lend to us under this arrangement.

At December 31, 2024, we had subordinated notes due May 2030 outstanding, with an aggregate principal amount of $98 million. See Note 13 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and Note 16 of our 2024 Form 10-K for additional information regarding these borrowings.

We may act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one counterparty and then lend them to another counterparty.  Where permitted, we have also loaned securities owned by clients or the firm to broker-dealers and other financial institutions.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balance of $461 million as of December 31, 2024 related to the securities loaned included in “Collateralized financings” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q. See Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and Note 2 of our 2024 Form 10-K for more information on our collateralized agreements and financings.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Senior notes payable

At December 31, 2024, we had aggregate outstanding senior notes payable of $2.04 billion, which, exclusive of any unaccreted premiums or discounts and debt issuance costs, was comprised of $500 million par 4.65% senior notes due April 2030, $800 million par 4.95% senior notes due July 2046, and $750 million par 3.75% senior notes due April 2051. See Note 17 of the Notes to Consolidated Financial Statements of our 2024 Form 10-K for additional information on our senior notes payable.

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

Other sources and uses of liquidity

We have company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Certain of our non-qualified deferred compensation plans and other employee benefit plans are employee-directed (i.e., the participant chooses investment portfolio benchmarks) while others are company-directed. Of the company-owned life insurance policies which fund these plans, certain policies could be used as a source of liquidity for the firm. Those policies against which we could readily borrow had a cash surrender value of $1.20 billion as of December 31, 2024, comprised of $822 million related to employee-directed plans and $382 million related to company-directed plans, and we were able to borrow up to 90%, or $1.08 billion, of the December 31, 2024 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to the employee-directed plans. There were no borrowings outstanding against any of these policies as of December 31, 2024.

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

As part of our ongoing operations, we also enter into contractual arrangements that may require future cash payments, including certificates of deposit, lease obligations and other contractual arrangements, such as for software licenses and various services. See Notes 11 and 12 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and Notes 14 and 15 of our 2024 Form 10-K for information regarding our lease obligations and certificates of deposit, respectively. We have entered into investment commitments, lending commitments and other commitments to extend credit for which we are unable to reasonably predict the timing of future payments. See Note 15 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information.

REGULATORY

Refer to the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in “Item 1 - Business - Regulation” of our 2024 Form 10-K.

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of December 31, 2024, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF, Raymond James Bank, and TriState Capital Bank were categorized as “well-capitalized” as of December 31, 2024. The maintenance of certain risk-based and other regulatory capital levels could influence various capital allocation decisions impacting one or more of our businesses.  However, due to the current capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities. See Note 20 of the Notes to Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources - Capital structure” of this Form 10-Q for additional information on regulatory capital requirements.

RJF and certain of its subsidiaries are subject to regular reviews and inspections by regulatory authorities and SROs. In addition, regulatory agencies and SROs institute investigations from time to time into industry practices, among other things. For example, in August 2024, the SEC’s Division of Enforcement requested information regarding our practices related to cash sweep programs for investment advisory clients and is reportedly conducting similar reviews at other financial institutions. The firm has been cooperating with this inquiry. In addition, in August and December 2024, a total of three putative class action lawsuits were filed in federal district court alleging, among other things, that the firm breached its fiduciary duties or agreements with regard to rates paid to clients in our cash sweep programs. All three cases have been consolidated, and we intend to vigorously defend against these lawsuits.

The SEC adopted final rules mandating central clearing of cash, repurchase transactions and reverse repurchase transactions in U.S. Treasuries. The rules require initial compliance for cash transaction reporting by December 2025, and reporting of repurchase and reverse repurchase transactions by June 2026. Industry groups have requested extensions to those compliance dates, and we are monitoring the status of this rule. We are continuing to evaluate the impact that this rule will have on our business practices, financial position, and results of operations.

In December 2024, the SEC adopted a final rule amending SEC Rules 15c3-3, the Customer Protection rule, and 15c3-1, the Net Capital rule. These amendments will require large clearing/carrying broker-dealers, including RJ&A, to compute customer and Proprietary Account of Broker-dealer reserve requirements and make any required reserve account deposits daily rather than the current weekly requirement. The effective date for the regulation is December 31, 2025. We are currently evaluating the impact that this rule will have on our business practices, financial position, and results of operations.

CRITICAL ACCOUNTING ESTIMATES

The condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses for the reporting period. Management has established detailed policies and control procedures intended to ensure the appropriateness of such estimates and assumptions and their consistent application from period to period. For a description of our significant accounting policies, see Note 2 of the Notes to Consolidated Financial Statements of our 2024 Form 10-K.

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

We generally estimate the allowance for credit losses on bank loans using credit risk models which incorporate relevant available information from internal and external sources relating to past events, current conditions, and most notably, reasonable and supportable economic forecasts. After testing the reasonableness of a variety of economic forecast scenarios, each model is run using a single forecast scenario selected for each model. Our forecasts incorporate assumptions related to macroeconomic indicators including, but not limited to, U.S. gross domestic product, equity market indices, unemployment rates, and commercial real estate and residential home price indices.

To demonstrate the sensitivity of credit loss estimates on our bank loan portfolio to macroeconomic forecasts, we compared our modeled estimates under the base case economic scenario used to estimate the allowance for credit losses as of December 31, 2024, to what our estimate would have been under a downside case scenario and an upside case scenario, without considering any offsetting effects in the qualitative component of our allowance for credit losses as of December 31, 2024. As of December 31, 2024, use of the downside case scenario would have resulted in an increase of approximately $175 million in the quantitative portion of our allowance for credit losses on bank loans, while the use of the upside case scenario would have resulted in a reduction of approximately $35 million in the quantitative portion of our allowance for credit losses on bank loans at December 31, 2024. These hypothetical outcomes reflect the relative sensitivity of the modeled portion of our allowance estimate to macroeconomic forecasted scenarios but do not consider any potential impact qualitative adjustments could have on the allowance for credit losses in such environments. Qualitative adjustments could either increase or decrease modeled loss estimates calculated using an alternative economic scenario assumption. Further, such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance for a number of reasons including: (1) management’s predictions of future economic trends and relationships among the scenarios may differ from actual events; and (2) management’s application of subjective measures to modeled results through the qualitative portion of the allowance for credit losses when appropriate. The downside case scenario utilized in this hypothetical sensitivity analysis assumes a moderate recession. To the extent macroeconomic conditions worsen beyond those assumed in this downside case scenario, we could incur provisions for credit losses significantly in excess of those estimated in this analysis.

See Note 2 of the Notes to Consolidated Financial Statements of our 2024 Form 10-K for information regarding our methodologies and assumptions used in estimating the allowance for credit losses. See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding our allowance for credit losses related to bank loans as of December 31, 2024.

Loss provisions for legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of the Notes to Consolidated Financial Statements of our 2024 Form 10-K. In addition, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding legal and regulatory matters contingencies as of December 31, 2024.

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
Market risk

Market risk is our risk of loss resulting from the impact of changes in market prices on our trading inventory, derivatives, and investment positions. We have exposure to market risk primarily through our broker-dealer trading operations and our banking operations. Through our broker-dealer subsidiaries, we trade debt obligations and, to a lesser extent, equity securities and maintain trading inventories to ensure availability of securities to facilitate client transactions. Inventory levels may fluctuate daily as a result of client demand. Within our banking operations, we hold investments in an available-for-sale securities portfolio, and from time to time may hold SBA loan securitizations not yet sold. Our primary market risks relate to interest rates, equity prices, and foreign exchange rates. Interest rate risk results from changes in levels of interest rates, the volatility of interest rates, mortgage prepayment speeds, and credit spreads. Equity risk results from changes in prices of equity securities. Foreign exchange risk results from changes in spot prices, forward prices, and volatility of foreign exchange rates. See Note 2 of the Notes to Consolidated Financial Statements of our 2024 Form 10-K and Notes 3, 4, and 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for fair value and other information regarding our trading inventories, available-for-sale securities, and derivative instruments.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
To calculate VaR, we use models that incorporate historical simulation. This approach assumes that historical changes in market conditions, such as in interest rates and equity prices, are representative of future changes. Simulation is based on daily market data for the previous twelve months. VaR is reported at a 99% confidence level for a one-day time horizon. Assuming that future market conditions change as they have in the past twelve months, we would expect to incur losses greater than those predicted by our one-day VaR estimates about once every 100 trading days, or two to three times per year on average. The VaR model is independently reviewed by our Model Risk Management function. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Model risk” of our 2024 Form 10-K for further information.

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

	Three months ended December 31, 2024		Period-end VaR			Three months ended December 31,
$ in millions	High	Low	December 31, 2024	September 30, 2024	$ in millions	2024	2023
Daily VaR	$4	$1	$3	$2	Average daily VaR	$2	$2

We perform daily back-testing procedures for our VaR model, as defined by the Fed’s MRR, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income, and intraday trading. Regulatory-defined daily trading losses are used to evaluate the performance of our VaR model and are not comparable to our actual daily net revenues. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the three months ended December 31, 2024, our regulatory-defined daily losses in our trading portfolios exceeded our predicted VaR on one occasion.

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

One of the objectives of our Asset and Liability Committee is to manage the sensitivity of net interest income to changes in market interest rates. This committee uses several measures to monitor and limit interest rate risk in our banking operations, including scenario analysis and economic value of equity (“EVE”). We utilize hedging strategies using interest rate swaps in our banking operations as a component of our asset and liability management process. For additional information regarding this hedging strategy, see Note 2 of the Notes to Consolidated Financial Statements of our 2024 Form 10-K and Notes 5, 12 and 13 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. We also manage interest rate risk as part of our liquidity management framework. See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” of this Form 10-Q for additional information.

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

Instantaneous changes in rate (1)	Net interest income ($ in millions)	Projected change in net interest income
+200	$1,837	4%
+100	$1,890	7%
0	$1,768	—%
-100	$1,676	(5)%
-200	$1,622	(8)%

(1)Our 0-basis point scenario was based on interest rates as of December 31, 2024.

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

We have classified all of our investments in debt securities in our banking operations as available-for-sale and have not classified any of our investments in debt securities as held-to-maturity. In our available-for-sale securities portfolio, we hold primarily fixed-rate agency-backed MBS, agency-backed CMOs, and U.S. Treasuries, which are carried at fair value on our Condensed Consolidated Statements of Financial Condition, with changes in the fair value of the portfolio recorded through OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. As the majority of our available-for-sale securities portfolio is comprised of U.S. government and government agency-backed securities, changes in fair value are primarily driven by changes in interest rates. At December 31, 2024, our available-for-sale securities portfolio had a fair value of $7.73 billion with a weighted-average yield of 2.23% and a weighted-average life, after factoring in estimated prepayments, of 4.0 years. To evaluate the interest rate sensitivity of our available-for-sale securities portfolio we also monitor, among other things, effective duration, defined as the approximate percentage change in price for a 100-basis point change in rates. As of December 31, 2024, the effective duration of our available-for-sale securities portfolio was approximately 3.49, which means that we would expect the market value of our available-for-sale securities portfolio to increase approximately 3.49% for every 100-basis point decline in interest rates and decline approximately 3.49% for every 100-basis point increase in interest rates. See Note 2 of the Notes to Consolidated Financial Statements of our 2024 Form 10-K and Note 4 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on our available-for-sale securities portfolio.

The Asset and Liability Committee also reviews EVE, which is a point in time analysis of current interest-earning assets and interest-bearing liabilities that incorporates cash flows over their estimated remaining lives, discounted at current rates. The EVE approach is based on a static balance sheet and provides an indicator of future earnings and capital levels as the changes in EVE indicate the anticipated change in the value of future cash flows. We monitor sensitivity to changes in EVE utilizing Board of Directors-approved limits. These limits set a risk tolerance to changing interest rates and assist in determining strategies for mitigating this risk as EVE approaches these limits. As of December 31, 2024, our EVE analyses were within approved limits.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
The following table shows the maturities of our bank loan portfolio at December 31, 2024, including contractual principal repayments.  Maturities are generally determined based upon contractual terms; however, rollovers or extensions that are included for the purposes of measuring the allowance for credit losses are reflected in maturities in the following table. This table does not include any estimates of prepayments, which could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the table.

	Due in
$ in millions	One year or less	> One year - five years	> Five years - fifteen years	> Fifteen years	Total
SBL	$16,620	$238	$10	$1	$16,869
C&I loans	1,411	5,482	3,462	35	10,390
CRE loans	816	5,168	1,576	26	7,586
REIT loans	586	1,092	5	—	1,683
Residential mortgage loans	7	28	155	9,412	9,602
Tax-exempt loans	64	377	853	—	1,294
Total loans held for investment	19,504	12,385	6,061	9,474	47,424
Held for sale loans	—	—	59	133	192
Total loans held for sale and investment	$19,504	$12,385	$6,120	$9,607	$47,616

The following table shows the distribution of the recorded investment of those bank loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2024.

	Interest rate type
$ in millions	Fixed	Adjustable	Total
SBL	$67	$182	$249
C&I loans	851	8,128	8,979
CRE loans	474	6,296	6,770
REIT loans	—	1,097	1,097
Residential mortgage loans	213	9,382	9,595
Tax-exempt loans	1,230	—	1,230
Total loans held for investment	2,835	25,085	27,920
Held for sale loans	7	185	192
Total loans held for sale and investment	$2,842	$25,270	$28,112

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

Our banking operations are also subject to foreign exchange risk due to our investments in foreign subsidiaries as well as transactions and resulting balances denominated in a currency other than the U.S. dollar (“USD”). For example, our bank loan portfolio includes loans which are denominated in Canadian dollars (“CAD”), totaling $1.09 billion and $1.23 billion at December 31, 2024 and September 30, 2024, respectively, when converted to the USD using the spot rate at that time. A majority of such loans are held in a Canadian subsidiary of Raymond James Bank. Raymond James Bank utilizes short-term, forward foreign exchange contracts to mitigate its foreign exchange risk related to such investment in the Canadian subsidiary. These derivatives are primarily accounted for as net investment hedges in the condensed consolidated financial statements. See Note 2 of the Notes to Consolidated Financial Statements of our 2024 Form 10-K and Note 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding these derivatives.

Other sources of foreign exchange risk

Investments in non-bank foreign subsidiaries

At December 31, 2024, we had foreign exchange risk in our investment in RJ Ltd. of CAD 461 million and in our investment in Charles Stanley of £289 million, which were not hedged. We had other, less significant investments in foreign domiciled subsidiaries, primarily in Europe, which were not hedged; however, we do not believe we had material foreign exchange risk either individually, or in the aggregate, pertaining to these subsidiaries as of December 31, 2024. Foreign exchange gains/losses related to our foreign investments are primarily reflected in OCI on our Condensed Consolidated Statements of Income

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
and Comprehensive Income. See Note 16 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding our components of OCI.

Transactions and resulting balances denominated in a currency other than the USD

We are subject to foreign exchange risk due to our holdings of cash and certain other assets and liabilities resulting from transactions denominated in a currency other than the USD. Any currency-related gains/losses arising from these foreign currency denominated balances are reflected in “Other” revenues on our Condensed Consolidated Statements of Income and Comprehensive Income. The foreign exchange risk associated with a portion of such transactions and balances denominated in foreign currency are mitigated utilizing short-term, forward foreign exchange contracts. Such derivatives are not designated hedges and therefore, the related gains/losses are included in “Other” revenues on our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding our derivatives.

Credit risk

Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s, or counterparty’s ability to meet its financial obligations under contractual or agreed-upon terms. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction, and the parties involved. Credit risk is an integral component of the profit assessment of lending and other financing activities. See further discussion of our credit risk, including how we manage such risk, in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” of our 2024 Form 10-K.

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

Brokerage activities

We are engaged in various trading and brokerage activities in which our counterparties primarily include broker-dealers, banks, exchanges, clearing organizations, and other financial institutions. We are exposed to risk that these counterparties may not fulfill their obligations. In addition, certain commitments, including underwritings, may create exposure to individual issuers and businesses. The risk of default depends on the creditworthiness of the counterparty and/or the issuer of the instrument. In addition, we may be subject to concentration risk if we hold large positions in or have large commitments to a single counterparty, borrower, or group of similar counterparties or borrowers (e.g., in the same industry). We seek to mitigate these risks by imposing and monitoring individual and aggregate position limits within each business segment for each counterparty, conducting regular credit reviews of financial counterparties, reviewing security, derivative, and loan concentrations, holding collateral as security for certain transactions and conducting business through clearing organizations, which may guarantee performance. See Note 2 of the Notes to Consolidated Financial Statements of our 2024 Form 10-K and Notes 5 and 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information about our credit risk mitigation related to derivatives and collateralized agreements.

Our client activities involve the execution, settlement, and financing of various transactions on behalf of our clients. Client activities are transacted on either a cash or margin basis. Credit exposure results from client margin loans, which are monitored daily and are collateralized by the securities in the clients’ accounts. We monitor exposure to industry sectors and individual securities on a daily basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions. In addition, when clients execute a purchase, we are at some risk that the client will default on their financial obligation associated with the trade. If this occurs, we may have to liquidate the position at a loss. See Note 2 of the Notes to Consolidated Financial Statements of our 2024 Form 10-K for additional information about our determination of the allowance for credit losses associated with certain of our brokerage lending activities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
We offer loans to financial advisors for recruiting and retention purposes. We have credit risk and may incur a loss primarily in the event that such borrower is no longer affiliated with us. See Note 2 of the Notes to Consolidated Financial Statements of our 2024 Form 10-K and Note 8 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information about our loans to financial advisors.

Banking operations

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

While our bank loan portfolio is diversified, a significant downturn in the overall economy, deterioration in real estate values or a significant issue within any sector or sectors where we have a concentration will generally result in large provisions for credit losses and/or charge-offs. We determine the allowance required for specific loan pools based on relative risk characteristics of the loan portfolio. On an ongoing basis, we evaluate our methods for determining the allowance for each loan portfolio segment and make enhancements we consider appropriate. Our allowance for credit losses methodology is described in Note 2 of the Notes to Consolidated Financial Statements of our 2024 Form 10-K. We segregate our bank loan portfolio into six loan portfolio segments, which also serve as classes of financing receivables for purposes of credit analysis.  See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” of our 2024 Form 10-K for further information about the risk characteristics relevant to each portfolio segment.

The level of charge-off activity is a factor that is considered in evaluating the potential severity of future credit losses. The following table presents net loan (charge-offs)/recoveries and the annualized percentage of net loan (charge-offs)/recoveries to the average outstanding loan balances by loan portfolio segment.

	Three months ended December 31,
	2024		2023
$ in millions	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans
C&I loans	$(4)	0.16%	$(6)	0.23%
CRE loans	—	—%	(2)	0.11%
Total loans held for sale and investment	$(4)	0.03%	$(8)	0.07%

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

$ in millions	December 31, 2024	September 30, 2024
Nonperforming loans (1)	$161	$175
Nonperforming assets	$161	$175

Nonperforming loans as a % of total loans held for sale and investment	0.34%	0.38%
Allowance for credit losses as a % of nonperforming loans	281%	261%
Nonperforming assets as a % of Bank segment total assets	0.26%	0.28%

(1)Nonperforming loans at December 31, 2024 and September 30, 2024 included $72 million and $89 million, respectively, of loans, which were current pursuant to their contractual terms.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
See the table summarizing nonaccrual loans by portfolio segment in Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

Although our nonperforming assets as a percentage of our Bank segment’s assets remained low as of December 31, 2024, any prolonged period of market deterioration could result in an increase in our nonperforming assets, an increase in our allowance for credit losses and/or an increase in net charge-offs in future periods, although the extent would depend on future developments that are highly uncertain.

See further explanation of our bank loan portfolio segments, allowance for credit losses, and the credit loss provision in Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and “Management’s Discussion and Analysis - Results of Operations - Bank” of this Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements of our 2024 Form 10-K.

Loan underwriting policies

Our underwriting policies for the major types of bank loans are described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” of our 2024 Form 10-K.

Risk monitoring process

Another component of credit risk strategy for our bank loan portfolio is the ongoing risk monitoring and review processes, including our independent loan review process, as well as our processes to manage and limit credit losses arising from loan delinquencies. There are various other factors included in these processes, depending on the loan portfolio. There were no significant changes to those processes during the three months ended December 31, 2024. See further discussion of our risk monitoring process in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk - Banking activities” of our 2024 Form 10-K.

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

	Amount of delinquent residential mortgage loans			Delinquent residential mortgage loans as a percentage of outstanding residential mortgage loan balances
$ in millions	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
December 31, 2024	$5	$9	$14	0.05%	0.10%	0.15%
September 30, 2024	$6	$8	$14	0.07%	0.08%	0.15%
Our December 31, 2024 percentage of over 30 day delinquent residential mortgage loans compares favorably to the national average of 1.84%, as most recently reported by the Fed.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Credit risk is also managed by diversifying the residential mortgage portfolio. Most of the loans in our residential loan portfolio are to PCG clients across the U.S. The following table details the geographic concentrations (top five states) of our one-to-four family residential mortgage loans.

	December 31, 2024
	Loans outstanding as a % of total residential mortgage loans held for sale and investment	Loans outstanding as a % of total loans held for sale and investment
California	22%	5%
Florida	18%	4%
Texas	8%	2%
New York	7%	2%
Colorado	4%	1%

The occurrence of a natural disaster or severe weather event in any of these states, for example wildfires in California and hurricanes in Florida, could result in additional credit loss provisions and/or charge-offs on our loans in such states and therefore negatively impact our net income and regulatory capital in any given period.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize.  At December 31, 2024 and September 30, 2024, these loans totaled $2.94 billion and $2.96 billion, respectively, or approximately 31% of the residential mortgage portfolio at each respective period end.  The weighted-average number of years before the remainder of the loans, which were still in their interest-only period at December 31, 2024, begins amortizing is five years.

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

	December 31, 2024
	Loans outstanding as a % of total corporate bank loans held for sale and investment	Loans outstanding as a % of total loans held for sale and investment
Multi-family	12%	5%
Industrial warehouse	10%	4%
Loan fund	7%	3%
Office real estate	7%	3%
Subscription lines	6%	2%

The Fed enacted a 50-basis-point decrease in short-term interest rates late in the preceding quarter and two 25-basis-point rate cuts during the current quarter. Despite lower short-term interest rates, market-wide corporate loan growth has remained muted in our fiscal first quarter of 2025, but we believe we are well-positioned to increase lending as new origination activity increases, which may increase provisions for credit losses in future periods. We continue to closely monitor economic and other factors that may impact our borrowers and corporate loan portfolio, including the regulatory environment following the recent change in the U.S. presidential administration, inflation, and interest rates.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Risks related to our CRE loans, specifically, office real estate loans, continue to be impacted by remote work, pressure from the relatively high interest rate environment that persisted throughout most of our fiscal 2024, uncertainty related to tenant lease renewals, and elevated refinancing risk for loans with near-term maturities, among other issues. As of December 31, 2024, our highest industry concentrations within our CRE portfolio were multi-family, industrial warehouse, and office real estate, and the concentrations of such loans were generally consistent with those for our corporate loan portfolio detailed in the preceding table. Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk - Banking activities” of our 2024 Form 10-K for further information on our CRE loans and a discussion of our risk monitoring process for these loans. There were no significant changes to those processes during the three months ended December 31, 2024. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on our credit metrics related to our CRE loan portfolio.

Liquidity risk

See the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” of this Form 10-Q for information regarding our liquidity and how we manage liquidity risk.

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes, including cybersecurity incidents. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Operational risk” of our 2024 Form 10-K for a discussion of our operational risk and certain of our risk mitigation processes.

Periods of severe market volatility can result in a significantly higher level of transactions on specific days, which may present operational challenges from time to time that may result in losses. These losses can result from, but are not limited to, trade errors, failed transaction settlements, late collateral calls to borrowers and counterparties, or interruptions to our system processing. We did not incur any significant losses related to such operational challenges during the three months ended December 31, 2024 or 2023.

As more fully described in the discussion of our business technology risks included in various risk factors presented in “Item 1A - Risk Factors” and “Item 1C - Cybersecurity” of our 2024 Form 10-K, despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, cyber-attacks and other information security breaches, and other events that could have an impact on the security and stability of our operations.

Model risk

Model risk refers to the possibility of unintended business outcomes arising from the design, implementation or use of models. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Model risk” of our 2024 Form 10-K for information regarding how we utilize models throughout the firm and how we manage model risk.

Compliance risk

Compliance risk is the risk of legal or regulatory sanctions, financial loss, or reputational damage that the firm may suffer from a failure to comply with applicable laws, external standards, or internal requirements. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Compliance risk” of our 2024 Form 10-K for information on our compliance risks, including how we manage such risks.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

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

Changes in Internal Control over Financial Reporting

There were no changes during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered securities for the three months ended December 31, 2024.

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described in the following paragraphs. The following table presents information on our purchases of our own stock, on a monthly basis, for the three months ended December 31, 2024.

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) at each month-end of securities that may yet be purchased under the plans or programs
October 1, 2024 – October 31, 2024	—	$—	—	$644
November 1, 2024 – November 30, 2024	427	$154.42	—	$644
December 1, 2024 – December 31, 2024	371,287	$161.98	310,302	$1,450
First quarter	371,714	$161.97	310,302

In December 2024, the Board of Directors authorized repurchase of our common stock in an aggregate amount of up to $1.5 billion, which replaced the previous authorization. For additional information about our share repurchase activities, see Note 16 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

In the preceding table, the total number of shares purchased includes shares purchased pursuant to the Restricted Stock Trust Fund, which was established to acquire our common stock in the open market and used to settle RSUs granted as a retention vehicle for certain employees of our wholly-owned Canadian subsidiaries. For additional information on this trust fund, see Note 2 of the Notes to Consolidated Financial Statements of our 2024 Form 10-K and Note 9 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. These activities do not utilize the repurchase authorization presented in the preceding table.

The total number of shares purchased also includes shares repurchased as a result of employees surrendering shares as payment for option exercises or withholding taxes. These activities do not utilize the repurchase authorization presented in the preceding table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2024.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
ITEM 6. EXHIBITS

Exhibit Number		Description
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

10.1	*	Raymond James Financial, Inc. Amended and Restated 2012 Stock Incentive Plan (as amended through December 3, 2024).
10.2	*	Form of Restricted Stock Unit Award Notice and Agreement for Management Award for U.S. Employees under the Amended and Restated 2012 Stock Incentive Plan.
10.3	*	Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (time-based vesting) for U.S. Employees under the Amended and Restated 2012 Stock Incentive Plan.
10.4	*	Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (performance-based vesting with rTSR) for U.S. Employees under the Amended and Restated 2012 Stock Incentive Plan.
31.1		Certification of Paul C. Reilly pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Jonathan W. Oorlog, Jr. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Paul C. Reilly and Jonathan W. Oorlog, Jr. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*    Indicates a management contract or compensatory plan or arrangement in which a director or executive officer participates.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	February 7, 2025	/s/ Paul C. Reilly
Paul C. Reilly
Chair and Chief Executive Officer (Principal Executive Officer) and Director

Date:	February 7, 2025	/s/ Jonathan W. Oorlog, Jr.
Jonathan W. Oorlog, Jr.
Chief Financial Officer (Principal Financial Officer)