Form 10-Q
period 2025-03-31
RAYMOND JAMES FINANCIAL INC
filed 2025-05-07
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
201,754,538 shares of common stock as of May 5, 2025

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Index
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in millions, except per share amounts	March 31, 2025	September 30, 2024
Assets:
Cash and cash equivalents	$9,662	$10,998
Assets segregated for regulatory purposes and restricted cash	3,425	3,350
Collateralized agreements	551	749
Financial instruments, at fair value:
Trading assets ($1,210 and $1,263 pledged as collateral)	1,528	1,480
Available-for-sale securities ($11 and $11 pledged as collateral)	7,439	8,260
Derivative assets	92	103
Other investments ($8 and $7 pledged as collateral)	306	302
Brokerage client receivables, net	2,787	2,711
Other receivables, net	1,877	1,825
Bank loans, net	48,273	45,994
Loans to financial advisors, net	1,412	1,326
Deferred income taxes, net	610	651
Goodwill and identifiable intangible assets, net	1,855	1,886
Other assets	3,315	3,357
Total assets	$83,132	$82,992

Liabilities and shareholders’ equity:
Bank deposits	$56,403	$56,010
Collateralized financings	787	938
Financial instrument liabilities, at fair value:
Trading liabilities	963	976
Derivative liabilities	248	224
Brokerage client payables	5,870	5,825
Accrued compensation, commissions and benefits	1,914	2,325
Other payables	1,831	1,938
Other borrowings	849	1,049
Senior notes payable	2,040	2,040
Total liabilities	70,905	71,325
Commitments and contingencies (see Note 16)
Shareholders’ equity
Preferred stock	79	79
Common stock; $.01 par value; 650,000,000 shares authorized; 250,076,677 shares issued and 203,143,164 shares outstanding as of March 31, 2025; 249,972,182 shares issued and 203,291,449 shares outstanding as of September 30, 2024	3	2
Additional paid-in capital	3,151	3,251
Retained earnings	12,769	11,894
Treasury stock, at cost; 46,933,513 and 46,680,733 common shares as of March 31, 2025 and September 30, 2024, respectively	(3,244)	(3,051)
Accumulated other comprehensive loss	(546)	(502)
Total equity attributable to Raymond James Financial, Inc.	12,212	11,673
Noncontrolling interests	15	(6)
Total shareholders’ equity	12,227	11,667
Total liabilities and shareholders’ equity	$83,132	$82,992
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
in millions, except per share amounts	2025	2024	2025	2024
Revenues:
Asset management and related administrative fees	$1,725	$1,516	$3,468	$2,923
Brokerage revenues:
Securities commissions	431	414	871	797
Principal transactions	149	114	268	253
Total brokerage revenues	580	528	1,139	1,050
Account and service fees	321	335	663	654
Investment banking	216	179	541	360
Interest income	963	1,049	1,990	2,102
Other	40	31	79	69
Total revenues	3,845	3,638	7,880	7,158
Interest expense	(442)	(520)	(940)	(1,027)
Net revenues	3,403	3,118	6,940	6,131
Non-interest expenses:
Compensation, commissions and benefits	2,204	2,043	4,476	3,964
Non-compensation expenses:
Communications and information processing	184	165	362	315
Occupancy and equipment	74	73	147	145
Business development	64	60	132	121
Investment sub-advisory fees	54	44	107	84
Professional fees	34	33	68	65
Bank loan provision for credit losses	16	21	16	33
Other	102	70	212	165
Total non-compensation expenses	528	466	1,044	928
Total non-interest expenses	2,732	2,509	5,520	4,892
Pre-tax income	671	609	1,420	1,239
Provision for income taxes	176	133	325	265
Net income	495	476	1,095	974
Preferred stock dividends	2	2	3	3
Net income available to common shareholders	$493	$474	$1,092	$971

Earnings per common share – basic	$2.41	$2.27	$5.34	$4.65
Earnings per common share – diluted	$2.36	$2.22	$5.22	$4.54
Weighted-average common shares outstanding – basic	204.3	208.3	204.0	208.4
Weighted-average common and common equivalent shares outstanding – diluted	208.7	213.4	208.9	213.5

Net income	$495	$476	$1,095	$974
Other comprehensive income/(loss), net of tax:
Available-for-sale securities	95	(26)	(11)	244
Currency translations, net of the impact of net investment hedges	19	(11)	(34)	18
Cash flow hedges	(5)	6	1	(15)
Total other comprehensive income/(loss), net of tax	109	(31)	(44)	247
Total comprehensive income	$604	$445	$1,051	$1,221

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
$ in millions, except per share amounts	2025	2024	2025	2024
Preferred stock:
Balance beginning of period	$79	$79	$79	$79
Share issuances	—	—	—	—
Balance end of period	79	79	79	79

Common stock, par value $.01 per share:
Balance beginning of period	3	2	2	2
Share issuances due to vesting of restricted stock units and employee stock purchases	—	—	1	—
Balance end of period	3	2	3	2

Additional paid-in capital:
Balance beginning of period	3,125	3,158	3,251	3,143
Share-based compensation amortization	53	55	145	144
Employee stock purchases	8	14	17	22
Distributions due to vesting of restricted stock units and exercise of stock options, net of forfeitures	(35)	(41)	(262)	(123)
Balance end of period	3,151	3,186	3,151	3,186

Retained earnings:
Balance beginning of period	12,378	10,609	11,894	10,213
Net income attributable to Raymond James Financial, Inc.	495	476	1,095	974
Common and preferred stock cash dividends declared (see Note 17)	(104)	(97)	(220)	(199)
Balance end of period	12,769	10,988	12,769	10,988

Treasury stock:
Balance beginning of period	(3,007)	(2,365)	(3,051)	(2,252)
Purchases	(253)	(213)	(314)	(372)
Reissuances due to vesting of restricted stock units and exercise of stock options	16	31	121	77
Balance end of period	(3,244)	(2,547)	(3,244)	(2,547)

Accumulated other comprehensive income/(loss):
Balance beginning of period	(655)	(693)	(502)	(971)
Other comprehensive income/(loss), net of tax	109	(31)	(44)	247
Balance end of period	(546)	(724)	(546)	(724)
Total equity attributable to Raymond James Financial, Inc.	$12,212	$10,984	$12,212	$10,984

Noncontrolling interests:
Balance beginning of period	$6	$(9)	$(6)	$(27)
Net changes in noncontrolling interests	9	4	21	22
Balance end of period	15	(5)	15	(5)
Total shareholders’ equity	$12,227	$10,979	$12,227	$10,979
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
$ in millions	2025	2024
Cash flows from operating activities:
Net income	$1,095	$974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94	87
Deferred income taxes, net	46	(26)
Premium and discount amortization on available-for-sale securities and bank loans and net unrealized gains/losses on other investments	(1)	(17)
Provisions for credit losses and legal and regulatory matters, net	24	—
Share-based compensation expense	147	147
Unrealized (gains)/losses on company-owned life insurance policies, net of expenses	31	(162)
Other	21	4
Net change in:
Collateralized agreements, net of collateralized financings	45	309
Loans (provided to) financial advisors, net of repayments	(102)	(66)
Brokerage client receivables and other receivables, net	(140)	(569)
Trading instruments, net	(69)	(57)
Derivative instruments, net	116	(85)
Other assets	23	(33)
Brokerage client payables and other payables	38	583
Accrued compensation, commissions and benefits	(407)	(160)
Purchases and originations of loans held for sale, net of proceeds from sales of securitizations and loans held for sale	(14)	5
Net cash provided by operating activities	947	934

Cash flows from investing activities:
Increase in bank loans, net	(2,334)	(470)
Proceeds from sales of loans held for investment	83	164
Purchases of available-for-sale securities	(300)	(348)
Available-for-sale securities maturations, repayments and redemptions	1,009	733
Proceeds from sales of available-for-sale securities	78	—
Additions to property and equipment	(87)	(99)
Sales/(purchases) of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock, net	9	(1)
Renewable energy tax credit equity investments	—	(15)
Other investing activities, net	(54)	(73)
Net cash used in investing activities	(1,596)	(109)

Cash flows from financing activities:
Increase in bank deposits	393	644
Repurchases of common stock and share-based awards withheld for payment of withholding tax requirements	(459)	(412)
Dividends on common and preferred stock	(211)	(193)
Exercise of stock options and employee stock purchases	19	28
Proceeds from FHLB advances	450	750
Repayments of FHLB advances	(650)	(750)
Proceeds from short-term borrowings, net	—	200
Other financing, net	(5)	(1)
Net cash provided by/(used in) financing activities	(463)	266

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six months ended March 31,
$ in millions	2025	2024
Currency adjustment:
Effect of exchange rate changes on cash and cash equivalents, including those segregated for regulatory purposes	(149)	67
Net increase/(decrease) in cash and cash equivalents, including those segregated for regulatory purposes and restricted cash	(1,261)	1,158
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at beginning of year	14,348	12,548
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of period	$13,087	$13,706

Cash and cash equivalents	$9,662	$10,001
Cash and cash equivalents segregated for regulatory purposes and restricted cash	3,425	3,705
Total cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of period	$13,087	$13,706

Supplemental disclosures of cash flow information:
Cash paid for interest	$948	$1,049
Cash paid for income taxes, net	$373	$373
Cash outflows for lease liabilities	$66	$60
Non-cash right-of-use assets recorded for new and modified leases	$54	$25

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2025

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

$ in millions	Level 1	Level 2	Level 3	Netting adjustments (1)	Balance as of March 31, 2025
Assets at fair value on a recurring basis:
Trading assets:
Municipal and provincial obligations	$10	$287	$—	$—	$297
Corporate obligations	12	641	—	—	653
Government and agency obligations	38	114	—	—	152
Agency mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMOs”) and asset-backed securities (“ABS”)	—	208	—	—	208
Non-agency CMOs and ABS	—	173	—	—	173
Total debt securities	60	1,423	—	—	1,483
Equity securities	21	5	—	—	26
Brokered certificates of deposit	—	18	—	—	18
Other	—	—	1	—	1
Total trading assets	81	1,446	1	—	1,528
Available-for-sale securities (2)	527	6,912	—	—	7,439
Derivative assets:
Interest rate	5	340	—	(274)	71
Foreign exchange	—	15	—	—	15
Other	—	—	6	—	6
Total derivative assets	5	355	6	(274)	92
All other investments:
Government and agency obligations (3)	93	—	—	—	93
Other	96	1	7	—	104
Total all other investments	189	1	7	—	197
Other assets - client-owned fractional shares	141	—	—	—	141
Subtotal	943	8,714	14	(274)	9,397
Other investments - private equity - measured at net asset value (“NAV”)					109
Total assets at fair value on a recurring basis	$943	$8,714	$14	$(274)	$9,506

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$4	$—	$—	$—	$4
Corporate obligations	—	561	—	—	561
Government and agency obligations	149	—	—	—	149
Agency MBS and CMOs	—	124	—	—	124
Total debt securities	153	685	—	—	838
Equity securities	125	—	—	—	125
Total trading liabilities	278	685	—	—	963
Derivative liabilities:
Interest rate	4	349	—	(106)	247
Foreign exchange	—	1	—	—	1
Total derivative liabilities	4	350	—	(106)	248
Other payables - repurchase liabilities related to client-owned fractional shares	141	—	—	—	141
Total liabilities at fair value on a recurring basis	$423	$1,035	$—	$(106)	$1,352

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

$ in millions	Level 1	Level 2	Level 3	Netting adjustments (1)	Balance as of September 30, 2024
Assets at fair value on a recurring basis:
Trading assets:
Municipal and provincial obligations	$2	$304	$—	$—	$306
Corporate obligations	12	630	—	—	642
Government and agency obligations	49	144	—	—	193
Agency MBS, CMOs, and ABS	—	205	—	—	205
Non-agency CMOs and ABS	—	95	—	—	95
Total debt securities	63	1,378	—	—	1,441
Equity securities	14	2	—	—	16
Brokered certificates of deposit	—	20	—	—	20
Other	—	—	3	—	3
Total trading assets	77	1,400	3	—	1,480
Available-for-sale securities (2)	704	7,556	—	—	8,260
Derivative assets:
Interest rate	3	335	—	(246)	92
Foreign exchange	—	7	—	—	7
Other	—	—	4	—	4
Total derivative assets	3	342	4	(246)	103
All other investments:
Government and agency obligations (3)	91	—	—	—	91
Other	101	1	7	—	109
Total all other investments	192	1	7	—	200
Other assets - client-owned fractional shares	133	—	—	—	133
Subtotal	1,109	9,299	14	(246)	10,176
Other investments - private equity - measured at NAV					102
Total assets at fair value on a recurring basis	$1,109	$9,299	$14	$(246)	$10,278

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$5	$—	$—	$—	$5
Corporate obligations	—	598	—	—	598
Government and agency obligations	243	6	—	—	249
Agency MBS and CMOs	—	26	—	—	26
Total debt securities	248	630	—	—	878
Equity securities	97	1	—	—	98
Total trading liabilities	345	631	—	—	976
Derivative liabilities:
Interest rate	3	343	—	(123)	223
Foreign exchange	—	1	—	—	1
Total derivative liabilities	3	344	—	(123)	224
Other payables - repurchase liabilities related to client-owned fractional shares	133	—	—	—	133
Total liabilities at fair value on a recurring basis	$481	$975	$—	$(123)	$1,333

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

Three months ended March 31, 2025 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading assets	Derivative assets	Other investments	Derivative liabilities
$ in millions	Other	Other	All other	Other
Fair value beginning of period	$2	$—	$7	$(2)
Total gains/(losses) included in earnings	1	6	—	2
Purchases and contributions	21	—	—	—
Sales and distributions	(23)	—	—	—
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$1	$6	$7	$—
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$8	$—	$—

Six months ended March 31, 2025 Level 3 instruments at fair value
	Financial assets
	Trading assets	Derivative assets	Other investments
$ in millions	Other	Other	All other
Fair value beginning of period	$3	$4	$7
Total gains/(losses) included in earnings	1	2	—
Purchases and contributions	39	—	—
Sales and distributions	(42)	—	—
Transfers:
Into Level 3	—	—	—
Out of Level 3	—	—	—
Fair value end of period	$1	$6	$7
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$2	$—

Three months ended March 31, 2024 Level 3 instruments at fair value
	Financial assets
	Trading assets	Other investments
$ in millions	Other	All other
Fair value beginning of period	$1	$29
Total gains/(losses) included in earnings	—	—
Purchases and contributions	17	—
Sales and distributions	(14)	—
Transfers:
Into Level 3	—	—
Out of Level 3	—	—
Fair value end of period	$4	$29
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$—

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Six months ended March 31, 2024 Level 3 instruments at fair value
	Financial assets
	Trading assets	Other investments
$ in millions	Other	All other
Fair value beginning of period	$4	$30
Total gains/(losses) included in earnings	—	(1)
Purchases and contributions	29	—
Sales and distributions	(29)	—
Transfers:
Into Level 3	—	—
Out of Level 3	—	—
Fair value end of period	$4	$29
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$(1)

As of March 31, 2025, 11% of our assets and 2% of our liabilities were measured at fair value on a recurring basis. As of September 30, 2024, 12% of our assets and 2% of our liabilities were measured at fair value on a recurring basis. As of both March 31, 2025 and September 30, 2024, Level 3 assets represented less than 1% of our assets measured at fair value on a recurring basis.

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

Our private equity portfolio as of March 31, 2025 primarily included investments in third-party funds, including growth equity, venture capital, and mezzanine lending fund investments. Our investments cannot be redeemed directly with the funds. Our investments are monetized through the liquidation of underlying assets of fund investments, the timing of which is uncertain.

The following table presents the recorded value and unfunded commitments related to our private equity investments portfolio.

$ in millions	Recorded value	Unfunded commitment
March 31, 2025
Private equity investments measured at NAV	$109	$33
Private equity investments not measured at NAV	7
Total private equity investments	$116

September 30, 2024
Private equity investments measured at NAV	$102	$26
Private equity investments not measured at NAV	7
Total private equity investments	$109

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

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

$ in millions	Level 2	Level 3	Total fair value	Valuation technique(s)	Unobservable input	Range (weighted-average)
March 31, 2025
Bank loans:
Residential mortgage loans	$2	$7	$9	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.5 yrs.)
Corporate loans	$—	$135	$135	Collateral or discounted cash flow (1)	Recovery rate	28% - 33% (33%)
Loans held for sale	$103	$—	$103	N/A (2)	N/A	N/A

September 30, 2024
Bank loans:
Residential mortgage loans	$2	$7	$9	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.5 yrs.)
Corporate loans	$—	$106	$106	Collateral or discounted cash flow (1)	Recovery rate	0% - 37% (37%)

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
(2)See the “Bank loans, net - Loans held for sale” section of Note 2 of our 2024 Form 10-K for information on the valuation techniques used in the valuation of our loans held for sale measured at fair value on a nonrecurring basis.

Financial instruments not recorded at fair value

Many, but not all, of the financial instruments we hold were recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The following table presents the estimated fair value and fair value hierarchy of financial assets and liabilities that are not recorded at fair value on the Condensed Consolidated Statements of Financial Condition at March 31, 2025 and September 30, 2024. This table excludes financial instruments that are carried at amounts which approximate fair value. See Note 4 of our 2024 Form 10-K for a discussion of our financial instruments that are not recorded at fair value.

$ in millions	Level 2	Level 3	Total estimated fair value	Carrying amount
March 31, 2025
Financial assets:
Bank loans, net	$119	$47,027	$47,146	$48,026
Financial liabilities:
Bank deposits - certificates of deposit	$1,772	$—	$1,772	$1,768
Other borrowings - subordinated notes payable	$97	$—	$97	$99
Senior notes payable	$1,770	$—	$1,770	$2,040

September 30, 2024
Financial assets:
Bank loans, net	$183	$45,002	$45,185	$45,879
Financial liabilities:
Bank deposits - certificates of deposit	$2,623	$—	$2,623	$2,612
Other borrowings - subordinated notes payable	$97	$—	$97	$99
Senior notes payable	$1,874	$—	$1,874	$2,040

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

The following table details the amortized costs and fair values of our available-for-sale securities. See Note 2 of our 2024 Form 10-K for a discussion of our accounting policies applicable to our available-for-sale securities. See Note 3 of this Form 10-Q for additional information regarding the fair value of available-for-sale securities.

$ in millions	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2025
Agency residential MBS	$3,833	$1	$(339)	$3,495
Agency commercial MBS	1,345	—	(111)	1,234
Agency CMOs	1,369	1	(174)	1,196
U.S. Treasuries	526	1	—	527
Other agency obligations	400	—	(5)	395
Non-agency residential MBS	518	1	(38)	481
Corporate bonds	91	1	(1)	91
Other	20	1	(1)	20
Total available-for-sale securities	$8,102	$6	$(669)	$7,439

September 30, 2024
Agency residential MBS	$4,147	$3	$(327)	$3,823
Agency commercial MBS	1,415	—	(119)	1,296
Agency CMOs	1,394	1	(170)	1,225
U.S. Treasuries	706	—	(2)	704
Other agency obligations	565	—	(6)	559
Non-agency residential MBS	553	1	(27)	527
Corporate bonds	107	1	(2)	106
Other	19	1	—	20
Total available-for-sale securities	$8,906	$7	$(653)	$8,260

The amortized costs and fair values in the preceding table exclude $21 million and $23 million of accrued interest on available-for-sale securities as of March 31, 2025 and September 30, 2024, respectively, which was included in “Other receivables, net” on our Condensed Consolidated Statements of Financial Condition.

See Note 6 for additional information regarding available-for-sale securities pledged with the FHLB and FRB.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table details the contractual maturities, amortized costs, fair values and current yields for our available-for-sale securities.  Weighted-average yields are calculated on a taxable-equivalent basis based on estimated annual income divided by the average amortized cost of these securities. Since our MBS and CMO available-for-sale securities are backed by mortgages, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. As a result, the weighted-average life of our available-for-sale securities portfolio, after factoring in estimated prepayments, was approximately 3.9 years as of March 31, 2025.

	March 31, 2025
$ in millions	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency residential MBS
Amortized cost	$—	$56	$1,478	$2,299	$3,833
Fair value	$—	$54	$1,375	$2,066	$3,495
Weighted-average yield	—%	2.49%	1.29%	2.17%	1.84%
Agency commercial MBS
Amortized cost	$142	$790	$365	$48	$1,345
Fair value	$140	$743	$312	$39	$1,234
Weighted-average yield	2.17%	1.40%	1.20%	1.86%	1.44%
Agency CMOs
Amortized cost	$—	$—	$27	$1,342	$1,369
Fair value	$—	$—	$25	$1,171	$1,196
Weighted-average yield	—%	—%	1.44%	2.03%	2.02%
U.S. Treasuries
Amortized cost	$333	$193	$—	$—	$526
Fair value	$334	$193	$—	$—	$527
Weighted-average yield	4.37%	4.27%	—%	—%	4.33%
Other agency obligations
Amortized cost	$212	$152	$28	$8	$400
Fair value	$210	$150	$27	$8	$395
Weighted-average yield	2.87%	3.78%	2.42%	3.07%	3.19%
Non-agency residential MBS
Amortized cost	$—	$—	$—	$518	$518
Fair value	$—	$—	$—	$481	$481
Weighted-average yield	—%	—%	—%	4.24%	4.24%
Corporate bonds
Amortized cost	$7	$61	$23	$—	$91
Fair value	$7	$61	$23	$—	$91
Weighted-average yield	4.67%	5.33%	5.08%	—%	5.21%
Other
Amortized cost	$—	$5	$5	$10	$20
Fair value	$—	$6	$4	$10	$20
Weighted-average yield	—%	6.38%	2.68%	7.00%	5.77%
Total available-for-sale securities
Amortized cost	$694	$1,257	$1,926	$4,225	$8,102
Fair value	$691	$1,207	$1,766	$3,775	$7,439
Weighted-average yield	3.47%	2.39%	1.34%	2.39%	2.23%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table details the gross unrealized losses and fair values of securities that were in a loss position at the reporting period end, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
$ in millions	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
March 31, 2025
Agency residential MBS	$66	$(1)	$3,274	$(338)	$3,340	$(339)
Agency commercial MBS	6	—	1,225	(111)	1,231	(111)
Agency CMOs	63	—	1,025	(174)	1,088	(174)
U.S. Treasuries	145	—	21	—	166	—
Other agency obligations	10	—	386	(5)	396	(5)
Non-agency residential MBS	15	—	392	(38)	407	(38)
Corporate bonds	9	—	24	(1)	33	(1)
Other	1	—	4	(1)	5	(1)
Total	$315	$(1)	$6,351	$(668)	$6,666	$(669)

September 30, 2024
Agency residential MBS	$—	$—	$3,679	$(327)	$3,679	$(327)
Agency commercial MBS	—	—	1,287	(119)	1,287	(119)
Agency CMOs	30	—	1,114	(170)	1,144	(170)
U.S. Treasuries	475	—	229	(2)	704	(2)
Other agency obligations	10	—	539	(6)	549	(6)
Non-agency residential MBS	—	—	417	(27)	417	(27)
Corporate bonds	—	—	42	(2)	42	(2)
Other	—	—	4	—	4	—
Total	$515	$—	$7,311	$(653)	$7,826	$(653)

At March 31, 2025, of the 819 available-for-sale securities in an unrealized loss position, 27 were in a continuous unrealized loss position for less than 12 months and 792 securities were in a continuous unrealized loss position for greater than 12 months.

At March 31, 2025, debt securities we held in excess of ten percent of our equity included those issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation with amortized costs of $3.86 billion and $2.34 billion, respectively, and fair values of $3.50 billion and $2.09 billion, respectively.

During the six months ended March 31, 2025, we received proceeds of $78 million from sales of available-for-sale securities resulting in $2 million of losses. Such losses were reclassified from AOCI to “Other” revenue on the Condensed Consolidated Statements of Income and Comprehensive Income during the six months ended March 31, 2025. During the three months ended March 31, 2025 and the three and six months ended March 31, 2024, there were no sales of available-for-sale securities.

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

	March 31, 2025			September 30, 2024
$ in millions	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate (1)	$345	$353	$21,912	$336	$346	$20,629
Foreign exchange	4	1	782	2	1	949
Other	6	—	1,033	4	—	1,105
Subtotal	355	354	23,727	342	347	22,683
Derivatives designated as hedging instruments
Interest rate	—	—	900	2	—	1,250
Foreign exchange	11	—	1,182	5	—	1,226
Subtotal	11	—	2,082	7	—	2,476
Total gross fair value/notional amount	366	354	$25,809	349	347	$25,159
Offset on the Condensed Consolidated Statements of Financial Condition
Counterparty netting	(72)	(72)		(86)	(86)
Cash collateral netting	(202)	(34)		(160)	(37)
Total amounts offset	(274)	(106)		(246)	(123)
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	$92	$248		$103	$224
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
Financial instruments	(5)	—		(5)	—
Total	$87	$248		$98	$224

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

	Three months ended March 31,		Six months ended March 31,
$ in millions	2025	2024	2025	2024
Interest rate (cash flow hedges)	$(5)	$6	$1	$(15)
Foreign exchange (net investment hedges)	3	22	60	—
Total gains/(losses) included in AOCI, net of taxes	$(2)	$28	$61	$(15)

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for each of the three and six months ended March 31, 2025 and 2024. We expect to reclassify $12 million of interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is three years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table details the gains/(losses) on derivatives not designated as hedging instruments recognized on the Condensed Consolidated Statements of Income and Comprehensive Income. These amounts do not include any offsetting gains/(losses) on the related hedged item.

$ in millions		Three months ended March 31,		Six months ended March 31,
	Location of gains/(losses)	2025	2024	2025	2024
Interest rate	Principal transactions/other revenue	$4	$3	$7	$4
Foreign exchange (1)	Other revenue	$(13)	$25	$48	$(8)
Other	Principal transactions	$8	$—	$2	$—

(1)For the three months ended March 31, 2025 and 2024, we recognized offsetting gains of $16 million and losses of $24 million, respectively, on the related hedged item. For the six months ended March 31, 2025 and 2024, we recognized offsetting losses of $43 million and gains of $11 million, respectively, on the related hedged item. These offsetting gains and losses were included in “Other” revenue on the Condensed Consolidated Statements of Income and Comprehensive Income.

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

Derivatives with credit-risk-related contingent features

Certain of our derivative contracts contain provisions that require our debt to maintain an investment-grade rating from one or more of the major credit rating agencies or contain provisions related to default on certain of our outstanding debt. If our debt were to fall below investment-grade or we were to default on certain of our outstanding debt, the counterparties to the derivative instruments could terminate the derivative and request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position was not significant at either March 31, 2025 or September 30, 2024.

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

	Collateralized agreements			Collateralized financings
$ in millions	Reverse repurchase agreements	Securities borrowed	Total	Repurchase agreements	Securities loaned	Total
March 31, 2025
Gross amounts of recognized assets/liabilities	$215	$336	$551	$205	$582	$787
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts included in the Condensed Consolidated Statements of Financial Condition	215	336	551	205	582	787
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(215)	(326)	(541)	(205)	(561)	(766)
Net amounts	$—	$10	$10	$—	$21	$21

September 30, 2024
Gross amounts of recognized assets/liabilities	$413	$336	$749	$402	$536	$938
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts included in the Condensed Consolidated Statements of Financial Condition	413	336	749	402	536	938
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(413)	(326)	(739)	(402)	(522)	(924)
Net amounts	$—	$10	$10	$—	$14	$14

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

$ in millions	March 31, 2025	September 30, 2024
Repurchase agreements:
Government and agency obligations	$148	$206
Agency MBS and agency CMOs	57	196
Total repurchase agreements	$205	$402
Securities loaned:
Equity securities	582	536
Total collateralized financings	$787	$938

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

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

$ in millions	March 31, 2025	September 30, 2024
Collateral we received that was available to be delivered or repledged	$3,817	$3,800
Collateral that we delivered or repledged	$1,361	$1,653

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

$ in millions	March 31, 2025	September 30, 2024
Had the right to deliver or repledge	$1,229	$1,281
Did not have the right to deliver or repledge	$66	$66

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

$ in millions	March 31, 2025	September 30, 2024
Assets pledged with the FHLB or FRB:
Available-for-sale securities	$3,242	$3,979
Bank loans	15,254	11,794
Total assets pledged with the FHLB or FRB	$18,496	$15,773

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

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

The following table presents the balances for held for investment loans by portfolio segment and held for sale loans.

$ in millions	March 31, 2025	September 30, 2024
SBL	$17,608	$16,233
C&I loans	10,462	9,953
CRE loans	7,569	7,615
REIT loans	1,794	1,716
Residential mortgage loans	9,801	9,412
Tax-exempt loans	1,268	1,338
Total loans held for investment	48,502	46,267
Held for sale loans	223	184
Total loans held for sale and investment	48,725	46,451
Allowance for credit losses	(452)	(457)
Bank loans, net	$48,273	$45,994

ACL as a % of total loans held for investment	0.93%	0.99%
Accrued interest receivable on bank loans (included in “Other receivables, net”)	$202	$214

See Note 6 for additional information regarding bank loans pledged with the FHLB and FRB.

Held for sale loans

We originated or purchased $1.01 billion and $1.72 billion of loans held for sale during the three and six months ended March 31, 2025, respectively, and $552 million and $993 million during the three and six months ended March 31, 2024, respectively. The majority of these loans were purchases of the guaranteed portions of Small Business Administration (“SBA”) loans that were initially classified as loans held for sale upon purchase and subsequently transferred to trading instruments once they had been securitized into pools. Proceeds from the sales of these loans held for sale and not securitized amounted to $497 million and $662 million during the three and six months ended March 31, 2025, respectively, and $141 million and $243 million during the three and six months ended March 31, 2024, respectively. Net gains resulting from such sales were insignificant for each of the three and six months ended March 31, 2025 and 2024.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Purchases and sales of loans held for investment

The following table presents purchases and sales of loans held for investment by portfolio segment.

$ in millions	C&I loans	CRE loans	REIT loans	Residential mortgage loans	Total
Three months ended March 31, 2025
Purchases	$404	$—	$—	$67	$471
Sales	$29	$13	$—	$—	$42
Six months ended March 31, 2025
Purchases	$646	$—	$—	$132	$778
Sales	$77	$13	$—	$—	$90
Three months ended March 31, 2024
Purchases	$314	$—	$—	$77	$391
Sales	$44	$—	$9	$—	$53
Six months ended March 31, 2024
Purchases	$520	$—	$—	$122	$642
Sales	$163	$—	$9	$—	$172

Sales in the preceding table represent the recorded investment (i.e., net of charge-offs and discounts or premiums) of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. As more fully described in Note 2 of our 2024 Form 10-K, corporate loan sales generally occur as part of our credit management activities.

Past due, nonaccrual, and modified loans

The following table presents information on delinquency status of our loans held for investment.

$ in millions	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual with allowance	Nonaccrual with no allowance	Current and accruing	Total loans held for investment
March 31, 2025
SBL	$3	$—	$3	$—	$—	$17,605	$17,608
C&I loans	—	—	—	47	—	10,415	10,462
CRE loans	11	4	15	121	10	7,423	7,569
REIT loans	—	—	—	19	—	1,775	1,794
Residential mortgage loans	4	—	4	—	13	9,784	9,801
Tax-exempt loans	—	—	—	—	—	1,268	1,268
Total loans held for investment	$18	$4	$22	$187	$23	$48,270	$48,502

September 30, 2024
SBL	$3	$—	$3	$—	$—	$16,230	$16,233
C&I loans	—	—	—	58	—	9,895	9,953
CRE loans	—	—	—	67	18	7,530	7,615
REIT loans	—	—	—	19	—	1,697	1,716
Residential mortgage loans	3	—	3	—	13	9,396	9,412
Tax-exempt loans	—	—	—	—	—	1,338	1,338
Total loans held for investment	$6	$—	$6	$144	$31	$46,086	$46,267

The preceding table includes $128 million and $89 million at March 31, 2025 and September 30, 2024, respectively, of nonaccrual loans which were current pursuant to their contractual terms.

As more fully described in Note 2 of our 2024 Form 10-K, in the normal course of business, we may modify the original terms of a loan agreement. In certain circumstances, we may agree to modify the original terms of a loan agreement to a borrower experiencing financial difficulty, which may include a borrower in default, financial distress, bankruptcy or other circumstances. Loans to borrowers experiencing financial difficulty modified during the three and six months ended March 31, 2025 and 2024 were not significant.

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

$ in millions	Nature of collateral	March 31, 2025	September 30, 2024
C&I loans	Commercial real estate and other business assets	$8	$9
CRE loans	Hospitality, office, multi-family residential, medical office, industrial real estate and healthcare	$135	$115
Residential mortgage loans	Single family homes	$12	$8

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

	As of and for the six months ended March 31, 2025
	Loans by origination fiscal year
$ in millions	2025	2024	2023	2022	2021	Prior	Revolving loans	Total
SBL
Risk rating:
Pass	$12	$120	$40	$20	$78	$74	$17,264	$17,608
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total SBL	$12	$120	$40	$20	$78	$74	$17,264	$17,608
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

C&I loans
Risk rating:
Pass	$416	$644	$431	$1,090	$845	$3,849	$3,062	$10,337
Special mention	—	—	3	—	—	—	6	9
Substandard	—	1	—	—	—	102	13	116
Doubtful	—	—	—	—	—	—	—	—
Total C&I loans	$416	$645	$434	$1,090	$845	$3,951	$3,081	$10,462
Gross charge-offs	$—	$—	$—	$—	$—	$13	$—	$13

CRE loans
Risk rating:
Pass	$596	$861	$1,106	$1,935	$706	$1,616	$486	$7,306
Special mention	—	—	25	79	—	16	—	120
Substandard	—	—	59	9	4	71	—	143
Doubtful	—	—	—	—	—	—	—	—
Total CRE loans	$596	$861	$1,190	$2,023	$710	$1,703	$486	$7,569
Gross charge offs	$—	$—	$—	$—	$—	$6	$2	$8

REIT loans
Risk rating:
Pass	$77	$185	$185	$165	$119	$239	$689	$1,659
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	19	—	116	—	—	135
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$77	$185	$204	$165	$235	$239	$689	$1,794
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage loans
Risk rating:
Pass	$808	$1,304	$1,554	$2,623	$1,456	$1,991	$37	$9,773
Special mention	—	—	—	2	—	6	—	8
Substandard	—	—	—	9	—	11	—	20
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$808	$1,304	$1,554	$2,634	$1,456	$2,008	$37	$9,801
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Tax-exempt loans
Risk rating:
Pass	$—	$62	$57	$234	$148	$767	$—	$1,268
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$—	$62	$57	$234	$148	$767	$—	$1,268
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

	As of and for the year ended September 30, 2024
	Loans by origination fiscal year
$ in millions	2024	2023	2022	2021	2020	Prior	Revolving loans	Total
SBL
Risk rating:
Pass	$131	$30	$15	$76	$27	$52	$15,900	$16,231
Special mention	—	—	—	—	—	—	—	—
Substandard (1)	2	—	—	—	—	—	—	2
Doubtful	—	—	—	—	—	—	—	—
Total SBL	$133	$30	$15	$76	$27	$52	$15,900	$16,233
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

C&I loans
Risk rating:
Pass	$616	$454	$1,178	$716	$586	$3,287	$2,966	$9,803
Special mention	—	4	1	—	54	1	—	60
Substandard	—	—	—	—	46	25	12	83
Doubtful	—	—	—	—	—	5	2	7
Total C&I loans	$616	$458	$1,179	$716	$686	$3,318	$2,980	$9,953
Gross charge-offs	$—	$—	$—	$3	$4	$38	$—	$45

CRE loans
Risk rating:
Pass	$873	$1,156	$2,082	$930	$706	$1,111	$435	$7,293
Special mention	—	30	76	—	14	16	—	136
Substandard	—	58	9	5	9	89	16	186
Doubtful	—	—	—	—	—	—	—	—
Total CRE loans	$873	$1,244	$2,167	$935	$729	$1,216	$451	$7,615
Gross charge-offs	$—	$—	$—	$—	$—	$21	$—	$21

REIT loans
Risk rating:
Pass	$172	$250	$167	$135	$55	$195	$564	$1,538
Special mention	—	—	—	—	—	—	—	—
Substandard	—	19	—	—	40	—	119	178
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$172	$269	$167	$135	$95	$195	$683	$1,716
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage loans
Risk rating:
Pass	$1,373	$1,637	$2,725	$1,493	$858	$1,260	$39	$9,385
Special mention	—	—	1	1	—	5	—	7
Substandard	—	—	8	—	—	12	—	20
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$1,373	$1,637	$2,734	$1,494	$858	$1,277	$39	$9,412
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Tax-exempt loans
Risk rating:
Pass	$62	$57	$248	$153	$52	$766	$—	$1,338
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$62	$57	$248	$153	$52	$766	$—	$1,338
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

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

	March 31, 2025
	Loans by origination fiscal year
$ in millions	2025	2024	2023	2022	2021	Prior	Revolving loans	Total
FICO score:
Below 600	$—	$1	$7	$13	$5	$17	$—	$43
600 - 699	37	78	50	104	50	162	3	484
700 - 799	603	1,036	951	1,495	777	1,045	25	5,932
800 +	165	186	546	1,022	622	781	9	3,331
FICO score not available	3	3	—	—	2	3	—	11
Total	$808	$1,304	$1,554	$2,634	$1,456	$2,008	$37	$9,801

LTV ratio:
Below 80%	$578	$942	$1,097	$2,021	$1,156	$1,546	$36	$7,376
80%+	230	362	457	613	300	462	1	2,425
Total	$808	$1,304	$1,554	$2,634	$1,456	$2,008	$37	$9,801

	September 30, 2024
	Loans by origination fiscal year
$ in millions	2024	2023	2022	2021	2020	Prior	Revolving loans	Total
FICO score:
Below 600	$1	$7	$13	$5	$3	$14	$—	$43
600 - 699	79	52	107	52	44	124	5	463
700 - 799	1,093	992	1,564	793	469	636	23	5,570
800 +	197	584	1,050	642	341	499	10	3,323
FICO score not available	3	2	—	2	1	4	1	13
Total	$1,373	$1,637	$2,734	$1,494	$858	$1,277	$39	$9,412

LTV ratio:
Below 80%	$988	$1,155	$2,104	$1,182	$665	$973	$38	$7,105
80%+	385	482	630	312	193	304	1	2,307
Total	$1,373	$1,637	$2,734	$1,494	$858	$1,277	$39	$9,412

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Allowance for credit losses

The following table presents changes in the allowance for credit losses on held for investment bank loans by portfolio segment.

$ in millions	SBL	C&I loans	CRE loans	REIT loans	Residential mortgage loans	Tax-exempt loans	Total
Three months ended March 31, 2025
Balance at beginning of period	$5	$176	$177	$27	$65	$2	$452
Provision/(benefit) for credit losses	2	4	11	5	(5)	(1)	16
Net (charge-offs)/recoveries:
Charge-offs	—	(9)	(8)	—	—	—	(17)
Recoveries	—	1	1	—	—	—	2
Net (charge-offs)/recoveries	—	(8)	(7)	—	—	—	(15)
Foreign exchange translation adjustment	—	(1)	—	—	—	—	(1)
Balance at end of period	$7	$171	$181	$32	$60	$1	$452

Six months ended March 31, 2025
Balance at beginning of period	$6	$173	$188	$23	$65	$2	$457
Provision/(benefit) for credit losses	1	11	1	9	(5)	(1)	16
Net (charge-offs)/recoveries:
Charge-offs	—	(13)	(8)	—	—	—	(21)
Recoveries	—	1	1	—	—	—	2
Net (charge-offs)/recoveries	—	(12)	(7)	—	—	—	(19)
Foreign exchange translation adjustment	—	(1)	(1)	—	—	—	(2)
Balance at end of period	$7	$171	$181	$32	$60	$1	$452

ACL by loan portfolio segment as a % of total ACL	1.5%	37.9%	40.0%	7.1%	13.3%	0.2%	100.0%

Three months ended March 31, 2024
Balance at beginning of period	$7	$211	$174	$17	$68	$2	$479
Provision/(benefit) for credit losses	(1)	8	13	2	(1)	—	21
Net (charge-offs)/recoveries:
Charge-offs	—	(25)	(5)	—	—	—	(30)
Recoveries	—	2	—	—	—	—	2
Net (charge-offs)/recoveries	—	(23)	(5)	—	—	—	(28)
Foreign exchange translation adjustment	—	—	(1)	—	—	—	(1)
Balance at end of period	$6	$196	$181	$19	$67	$2	$471

Six months ended March 31, 2024
Balance at beginning of period	$7	$214	$161	$16	$74	$2	$474
Provision/(benefit) for credit losses	(1)	11	27	3	(7)	—	33
Net (charge-offs)/recoveries:
Charge-offs	—	(31)	(7)	—	—	—	(38)
Recoveries	—	2	—	—	—	—	2
Net (charge-offs)/recoveries	—	(29)	(7)	—	—	—	(36)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of period	$6	$196	$181	$19	$67	$2	$471

ACL by loan portfolio segment as a % of total ACL	1.3%	41.7%	38.4%	4.0%	14.2%	0.4%	100.0%

The allowance for credit losses on held for investment bank loans remained flat during the three months ended March 31, 2025 and decreased $5 million during the six months ended March 31, 2025, primarily resulting from a bank loan provision for credit losses of $16 million for both periods, offset by net charge-offs of certain CRE and C&I loans. The bank loan provision for credit losses for the three months ended March 31, 2025 primarily reflected the impacts of charge-offs of certain CRE and C&I loans and loan downgrades primarily related to our CRE loan portfolio. The bank loan provision for credit losses for the six months ended March 31, 2025 primarily reflected the impacts of loan downgrades and charge-offs in our CRE and C&I loan portfolios, as well as the impacts of specific reserves.

The allowance for credit losses on unfunded lending commitments, which is included in “Other payables” on our Condensed Consolidated Statements of Financial Condition, was $20 million at both March 31, 2025 and December 31, 2024 and $22 million at September 30, 2024.

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

$ in millions	March 31, 2025	September 30, 2024
Affiliated with the firm as of period-end (1)	$1,440	$1,350
No longer affiliated with the firm as of period-end (2)	14	16
Total loans to financial advisors	1,454	1,366
Allowance for credit losses	(42)	(40)
Loans to financial advisors, net	$1,412	$1,326
Accrued interest receivable on loans to financial advisors (included in “Other receivables, net”)	$10	$9
Allowance for credit losses as a percent of total loans to financial advisors	2.89%	2.93%

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

$ in millions	Aggregate assets	Aggregate liabilities
March 31, 2025
LIHTC funds	$132	$22
Restricted Stock Trust Fund	26	26
Total	$158	$48

September 30, 2024
LIHTC funds	$136	$60
Restricted Stock Trust Fund	19	19
Total	$155	$79

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table presents information about the carrying value of the assets and liabilities of the VIEs which we consolidate and which are included on our Condensed Consolidated Statements of Financial Condition. Intercompany balances are eliminated in consolidation and are not reflected in the following table.

$ in millions	March 31, 2025	September 30, 2024
Assets:
Cash and cash equivalents and assets segregated for regulatory purposes and restricted cash	$20	$17
Other assets	112	119
Total assets	$132	$136
Liabilities:
Other payables	$1	$37
Total liabilities	$1	$37
Noncontrolling interests	$15	$(6)

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

	March 31, 2025			September 30, 2024
$ in millions	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
LIHTC funds	$9,676	$3,004	$54	$9,049	$3,079	$116
Private Equity Interests	2,960	899	109	2,824	873	102
Other	448	364	26	204	146	64
Total	$13,084	$4,267	$189	$12,077	$4,098	$282

NOTE 10 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

Our goodwill and identifiable intangible assets result from various acquisitions. See Notes 2 and 11 of our 2024 Form 10-K for additional information about our goodwill and intangible assets, including the related accounting policies.

We perform goodwill and indefinite-lived intangible asset impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value or indicate that the asset is impaired.  We performed our latest annual impairment testing for our goodwill and indefinite-lived intangible assets as of our January 1, 2025 evaluation date, evaluating balances as of December 31, 2024. In that testing, we performed a qualitative impairment assessment for each of our reporting units that had goodwill, as well as for our indefinite-lived intangible assets.

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

$ in millions	March 31, 2025	September 30, 2024
Investments in company-owned life insurance policies	$1,407	$1,396
Property and equipment, net	649	635
Lease right-of-use (“ROU”) assets	570	568
Prepaid expenses	221	220
Investments in FHLB and FRB stock	105	114
Client-owned fractional shares	141	133
All other	222	291
Total other assets	$3,315	$3,357

See Note 13 of our 2024 Form 10-K for additional information regarding our property and equipment and Note 12 of this Form 10-Q and Note 14 of our 2024 Form 10-K for additional information regarding our leases.

NOTE 12 – LEASES

The following table presents the balances related to our leases on our Condensed Consolidated Statements of Financial Condition. See Notes 2 and 14 of our 2024 Form 10-K for additional information related to our leases, including a discussion of our accounting policies.

$ in millions	March 31, 2025	September 30, 2024
ROU lease assets (included in “Other assets”)	$570	$568
Lease liabilities (included in “Other payables”)	$537	$533

Lease liabilities as of March 31, 2025 excluded $34 million of minimum lease payments related to lease arrangements that were legally binding but had not yet commenced. These leases are estimated to commence later in fiscal year 2025 with lease terms ranging from three to eleven years.

Lease expense

The following table details the components of lease expense, which is included in “Occupancy and equipment” expense on our Condensed Consolidated Statements of Income and Comprehensive Income.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2025	2024	2025	2024
Lease costs	$37	$34	$73	$69
Variable lease costs	$7	$10	$13	$19

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

	March 31, 2025		September 30, 2024
$ in millions	Balance	Weighted-average rate	Balance	Weighted-average rate
Money market and savings accounts	$33,185	1.72%	$32,304	2.18%
Interest-bearing demand deposits	20,961	4.00%	20,570	4.56%
Certificates of deposit	1,768	4.45%	2,612	4.70%
Non-interest-bearing demand deposits	489	—	524	—
Total bank deposits	$56,403	2.66%	$56,010	3.18%

Total bank deposits included $25.78 billion and $23.98 billion of cash balances as of March 31, 2025 and September 30, 2024, respectively, which were swept to our Bank segment from the client investment accounts maintained at Raymond James & Associates, Inc. (“RJ&A”). Such deposits are held in Federal Deposit Insurance Corporation (“FDIC”)-insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”), and substantially all of these deposits were included in money market and savings accounts in the preceding table. Total bank deposits in the preceding table included $13.51 billion and $14.02 billion of deposits as of March 31, 2025 and September 30, 2024, respectively, associated with our Enhanced Savings Program (“ESP”), in which PCG clients deposit cash in a high-yield Raymond James Bank account. The vast majority of the ESP balances were reflected in interest-bearing demand deposits in the preceding table.

The following table details the amount of total bank deposits (which excludes affiliate deposits) that are FDIC-insured, as well as the amount that exceeded the FDIC insurance limit at each respective period end.

$ in millions	March 31, 2025	September 30, 2024
FDIC-insured bank deposits	$48,672	$48,964
Bank deposits exceeding FDIC insurance limit (1) (2)	7,731	7,046
Total bank deposits	$56,403	$56,010
FDIC-insured bank deposits as a % of total bank deposits	86%	87%

(1)Bank deposits that exceeded the FDIC insurance limit were calculated in accordance with applicable regulatory reporting requirements.
(2)Excluded affiliate deposits exceeding the FDIC insurance limit of $1.20 billion and $1.05 billion as of March 31, 2025 and September 30, 2024, respectively.

The following table sets forth the amount of certificates of deposit that exceeded the FDIC insurance limit, categorized by the time remaining until maturity, as of March 31, 2025.

$ in millions	March 31, 2025
Three months or less	$63
Over three through six months	43
Over six through twelve months	37
Over twelve months	11
Total certificates of deposit that exceeded the FDIC insurance limit (1)	$154

(1)Total certificates of deposit that exceeded the FDIC insurance limit were calculated in accordance with applicable regulatory reporting requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The maturities by fiscal year of our certificates of deposit as of March 31, 2025 are presented in the following table.

$ in millions
Remainder of 2025	$946
2026	682
2027	77
2028	37
2029	19
Thereafter	7
Total certificates of deposit	$1,768

Interest expense on deposits, excluding interest expense related to affiliate deposits, is summarized in the following table.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2025	2024	2025	2024
Money market and savings accounts	$140	$159	$304	$315
Interest-bearing demand deposits	206	252	434	495
Certificates of deposit	24	30	52	62
Total interest expense on deposits	$370	$441	$790	$872

We use an interest rate swap to manage the risk of increases in interest rates associated with certain money market and savings accounts by converting the balances subject to variable interest rates to a fixed interest rate. See Note 2 of our 2024 Form 10-K for information regarding this interest rate swap, which has been designated and accounted for as a cash flow hedge.

NOTE 14 – OTHER BORROWINGS

The following table details the components of our other borrowings.

	March 31, 2025			September 30, 2024
$ in millions	Weighted-average interest rate	Maturity date	Balance	Weighted-average interest rate	Maturity date	Balance
FHLB advances:
Floating rate - term	4.65%	September 2025 - June 2026	$550	5.14%	March 2025 - December 2025	$650
Fixed rate	4.10%	December 2028	200	4.47%	December 2024 - December 2028	300
Total FHLB advances			750			950
Subordinated notes - fixed-to-floating (including an unaccreted premium of $1 and $1, respectively)	5.75%	May 2030	99	5.75%	May 2030	99
Total other borrowings			$849			$1,049

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

Subordinated notes

As of March 31, 2025, we had subordinated notes due May 2030 outstanding, with an aggregate principal amount of $98 million. Our subordinated notes incur interest at a fixed rate of 5.75% until May 2025 and thereafter at a variable interest rate equal to 3-month CME Term Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment of 5.62% per annum. We may redeem these subordinated notes beginning in August 2025 at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to the redemption date.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Credit Facility

RJF and RJ&A are parties to a revolving credit facility agreement (the “Credit Facility”), a committed unsecured line of credit under which either RJ&A or RJF have the ability to borrow. The Credit Facility has a term through April 2028 and provides for maximum borrowings of up to $750 million. The interest rates on borrowings under the Credit Facility are variable and based on SOFR, as adjusted for RJF’s credit rating. There were no borrowings outstanding on the Credit Facility as of March 31, 2025 or September 30, 2024. There is a facility fee associated with the Credit Facility, which also varies with RJF’s credit rating (the “Variable Rate Facility Fee”). Based upon RJF’s credit rating as of March 31, 2025, the Variable Rate Facility Fee, which is applied to the committed amount, was 0.125% per annum.

Other

In addition to the Credit Facility, we maintain various secured and unsecured lines of credit, which are generally utilized to finance certain fixed income trading instruments or for cash management purposes. Borrowings during the period were generally day-to-day and there were no borrowings outstanding on these arrangements as of March 31, 2025 or September 30, 2024. The interest rates for these arrangements are variable and are based on a daily bank quoted rate, which may reference SOFR, the federal funds rate, a lender’s prime rate, the Canadian prime rate or another commercially available rate, as applicable.

A portion of our fixed income transactions are cleared through a third-party clearing organization, which provides financing for the purchase of trading instruments to support such transactions. The amount of financing is based on the amount of trading inventory financed, as well as any deposits held at the clearing organization. Amounts outstanding under this financing arrangement are collateralized by a portion of our trading inventory and accrue interest based on market rates. While we had borrowings outstanding as of March 31, 2025, the clearing organization is under no contractual obligation to lend to us under this arrangement. We also have other collateralized financings included in “Collateralized financings” on our Consolidated Statements of Financial Condition. See Note 6 for information regarding our other collateralized financing arrangements.

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

Effective tax rate

Our effective income tax rate of 22.9% for the six months ended March 31, 2025 was higher than the 21.8% effective tax rate for our fiscal year 2024. The increase in the effective income tax rate was primarily due to the impact of non-deductible valuation losses recognized on our company-owned life insurance in the current-year period compared with nontaxable valuation gains in fiscal 2024, which favorably impacted our effective tax rate for fiscal 2024.

Uncertain tax positions

Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is reasonably possible that our uncertain tax position liability balance may decrease within the next 12 months by up to $20 million due to expiration of statutes of limitations of federal and state tax returns.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 16 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Underwriting commitments

In the normal course of business, we enter into commitments for debt and equity underwritings. As of March 31, 2025, we had three such open underwriting commitments, which were subsequently settled in open market transactions and did not result in any losses.

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

$ in millions	March 31, 2025	September 30, 2024
SBL and other consumer lines of credit	$47,970	$44,057
Commercial lines of credit	$4,865	$4,630
Unfunded lending commitments	$588	$640
Standby letters of credit	$140	$111

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

Because many of our lending commitments expire without being funded in whole or in part, the contractual amounts are not estimates of our actual future credit exposure or future liquidity requirements. The allowance for credit losses calculated under the current expected credit losses model provides for potential losses related to the unfunded lending commitments. See Note 2 of our 2024 Form 10-K and Note 7 of this Form 10-Q for additional information regarding this allowance for credit losses related to unfunded lending commitments.

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

Investment commitments

We had unfunded commitments to various investments, primarily held by Raymond James Bank and TriState Capital Bank, of $87 million as of March 31, 2025.

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

are sold to LIHTC funds, RJAHI is responsible for funding investment commitments to such partnerships. As of March 31, 2025, RJAHI had committed approximately $336 million to project partnerships that had not yet been sold to LIHTC funds. Because we expect to sell these project partnerships to LIHTC funds and the equity funding events arise over future periods, the contractual commitments are not expected to materially impact our future liquidity requirements. RJAHI may also make short-term loans or advances to project partnerships and LIHTC funds.

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

There are certain matters for which we are unable to estimate the upper end of the range of reasonably possible loss. With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss as of March 31, 2025, we estimated the upper end of the range of reasonably possible aggregate loss to be approximately $30 million in excess of the aggregate accruals for such matters.  Refer to Note 2 of our 2024 Form 10-K for a discussion of our criteria for recognizing liabilities for contingencies.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 17 – SHAREHOLDERS’ EQUITY

Preferred stock

The following table details the shares outstanding, carrying value, and aggregate liquidation preference of our preferred stock. For further details regarding our preferred stock see Note 20 of our 2024 Form 10-K.

$ in millions	March 31, 2025	September 30, 2024
6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”):
Shares outstanding	80,500	80,500
Carrying value	$79	$79
Aggregate liquidation preference	$81	$81

The following table details dividends declared and dividends paid on our Series B Preferred Stock for the three and six months ended March 31, 2025 and 2024.

	Three months ended March 31,		Six months ended March 31,
$ in millions, except per share amounts	2025	2024	2025	2024
Dividends declared:
Total dividends declared	$2	$2	$3	$3
Dividends declared per preferred share	$15.94	$15.94	$31.88	$31.88
Dividends paid:
Total dividends paid	$2	$2	$3	$3
Dividends paid per preferred share	$15.94	$15.94	$31.88	$31.88

Common equity

The following table presents the changes in our common shares outstanding for the three and six months ended March 31, 2025 and 2024.

	Three months ended March 31,		Six months ended March 31,
Shares in millions	2025	2024	2025	2024
Balance beginning of period	204.6	208.7	203.3	208.8
Repurchases of common stock under the Board of Directors’ common stock repurchase authorization	(1.7)	(1.7)	(2.0)	(3.1)
Issuances due to vesting of RSUs, employee stock purchases, and exercise of stock options, net of forfeitures	0.2	0.3	1.8	1.6
Balance end of period	203.1	207.3	203.1	207.3

We issue shares from time to time during the year to satisfy obligations under certain of our share-based compensation programs, some of which may be reissued out of treasury shares. See Note 20 of this Form 10-Q and Note 23 of our 2024 Form 10-K for additional information on these programs.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Share repurchases

We repurchase shares of our common stock from time to time for a number of reasons, including to offset dilution, which could arise from share issuances resulting from share-based compensation programs or acquisitions. In December 2024, our Board of Directors authorized common stock repurchases of up to $1.5 billion, which replaced the previous authorization. Our share repurchases are effected primarily through regular open-market purchases, typically under a SEC Rule 10b-18 plan, the amounts and timing of which are determined primarily by our current and projected capital position, applicable legal and regulatory constraints, general market conditions and the price and trading volumes of our common stock. During the three months ended March 31, 2025, we repurchased 1.7 million shares of our common stock for $250 million at an average price of $145.65 per share under the Board of Directors’ common stock repurchase authorization. During the six months ended March 31, 2025, we repurchased 2.0 million shares of our common stock for $300 million at an average price of $148.03 per share. As of March 31, 2025, $1.20 billion remained available under the Board of Directors’ common stock repurchase authorization.

Common stock dividends

Dividends per common share declared and paid are detailed in the following table for each respective period.

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Dividends per common share - declared	$0.50	$0.45	$1.00	$0.90
Dividends per common share - paid	$0.50	$0.45	$0.95	$0.87

Our dividend payout ratio is detailed in the following table for each respective period and is computed by dividing dividends declared per common share by earnings per diluted common share.

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Dividend payout ratio	21.2%	20.3%	19.2%	19.8%

We expect to continue paying cash dividends; however, the payment and rate of dividends on our common stock are subject to several factors including our operating results, financial and regulatory requirements or restrictions, and the availability of funds from our subsidiaries, including our broker-dealer and bank subsidiaries, which may also be subject to restrictions under regulatory capital rules. The availability of funds from subsidiaries may also be subject to restrictions contained in loan covenants of certain broker-dealer loan agreements and restrictions by our regulators on dividends to the parent from our subsidiaries. See Note 21 of this Form 10-Q for additional information on our regulatory capital requirements.

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

$ in millions	Net investment hedges	Currency translations	Subtotal: net investment hedges and currency translations	Available- for-sale securities	Cash flow hedges	Total
Three months ended March 31, 2025
AOCI as of beginning of period	$202	$(279)	$(77)	$(591)	$13	$(655)
OCI:
OCI before reclassifications and taxes	4	16	20	125	(2)	143
Amounts reclassified from AOCI, before tax	—	—	—	—	(5)	(5)
Pre-tax net OCI	4	16	20	125	(7)	138
Income tax effect	(1)	—	(1)	(30)	2	(29)
OCI for the period, net of tax	3	16	19	95	(5)	109
AOCI as of end of period	$205	$(263)	$(58)	$(496)	$8	$(546)

Six months ended March 31, 2025
AOCI as of beginning of period	$145	$(169)	$(24)	$(485)	$7	$(502)
OCI:
OCI before reclassifications and taxes	79	(94)	(15)	(19)	13	(21)
Amounts reclassified from AOCI, before tax	—	—	—	2	(12)	(10)
Pre-tax net OCI	79	(94)	(15)	(17)	1	(31)
Income tax effect	(19)	—	(19)	6	—	(13)
OCI for the period, net of tax	60	(94)	(34)	(11)	1	(44)
AOCI as of end of period	$205	$(263)	$(58)	$(496)	$8	$(546)

Three months ended March 31, 2024
AOCI as of beginning of period	$121	$(165)	$(44)	$(672)	$23	$(693)
OCI:
OCI before reclassifications and taxes	29	(33)	(4)	(34)	18	(20)
Amounts reclassified from AOCI, before tax	—	—	—	—	(9)	(9)
Pre-tax net OCI	29	(33)	(4)	(34)	9	(29)
Income tax effect	(7)	—	(7)	8	(3)	(2)
OCI for the period, net of tax	22	(33)	(11)	(26)	6	(31)
AOCI as of end of period	$143	$(198)	$(55)	$(698)	$29	$(724)

Six months ended March 31, 2024
AOCI as of beginning of period	$143	$(216)	$(73)	$(942)	$44	$(971)
OCI:
OCI before reclassifications and taxes	—	18	18	324	—	342
Amounts reclassified from AOCI, before tax	—	—	—	—	(19)	(19)
Pre-tax net OCI	—	18	18	324	(19)	323
Income tax effect	—	—	—	(80)	4	(76)
OCI for the period, net of tax	—	18	18	244	(15)	247
AOCI as of end of period	$143	$(198)	$(55)	$(698)	$29	$(724)

Reclassifications from AOCI to net income, excluding taxes, for the six months ended March 31, 2025 were recorded in “Other” revenue and “Interest expense” on the Condensed Consolidated Statements of Income and Comprehensive Income. Reclassifications from AOCI to net income, excluding taxes, for the three months ended March 31, 2025 and three and six months ended March 31, 2024 were recorded in “Interest expense” on the Condensed Consolidated Statements of Income and Comprehensive Income.

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

NOTE 18 – REVENUES

The following tables present our sources of revenues by segment. For further information about our significant accounting policies related to revenue recognition see Note 2 of our 2024 Form 10-K. See Note 26 of our 2024 Form 10-K and Note 23 of this Form 10-Q for additional information on our segments.

	Three months ended March 31, 2025
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,457	$1	$278	$—	$(11)	$1,725
Brokerage revenues:
Securities commissions:
Mutual and other fund products	152	2	1	—	—	155
Insurance and annuity products	117	—	—	—	—	117
Equities, exchange-traded funds (“ETFs”) and fixed income products	123	38	1	—	(3)	159
Subtotal securities commissions	392	40	2	—	(3)	431
Principal transactions (1)	27	121	—	1	—	149
Total brokerage revenues	419	161	2	1	(3)	580
Account and service fees:
Mutual fund and annuity service fees	130	—	3	—	(1)	132
RJBDP fees	313	2	—	—	(185)	130
Client account and other fees	66	1	3	—	(11)	59
Total account and service fees	509	3	6	—	(197)	321
Investment banking:
Merger & acquisition and advisory	—	129	—	—	—	129
Equity underwriting	9	31	—	—	—	40
Debt underwriting	—	47	—	—	—	47
Total investment banking	9	207	—	—	—	216
Other:
Affordable housing investments business revenues	—	20	—	—	—	20
All other (1)	6	—	—	14	—	20
Total other	6	20	—	14	—	40
Total non-interest revenues	2,400	392	286	15	(211)	2,882
Interest income (1)	110	28	3	802	20	963
Total revenues	2,510	420	289	817	(191)	3,845
Interest expense	(24)	(24)	—	(383)	(11)	(442)
Net revenues	$2,486	$396	$289	$434	$(202)	$3,403

(1)These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

	Three months ended March 31, 2024
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,283	$1	$242	$—	$(10)	$1,516
Brokerage revenues:
Securities commissions:
Mutual and other fund products	141	1	1	—	—	143
Insurance and annuity products	127	—	—	—	—	127
Equities, ETFs and fixed income products	113	35	—	—	(4)	144
Subtotal securities commissions	381	36	1	—	(4)	414
Principal transactions (1)	26	86	—	2	—	114
Total brokerage revenues	407	122	1	2	(4)	528
Account and service fees:
Mutual fund and annuity service fees	115	—	4	—	—	119
RJBDP fees	366	2	—	—	(208)	160
Client account and other fees	64	1	1	—	(10)	56
Total account and service fees	545	3	5	—	(218)	335
Investment banking:
Merger & acquisition and advisory	—	107	—	—	—	107
Equity underwriting	8	23	—	—	—	31
Debt underwriting	—	41	—	—	—	41
Total investment banking	8	171	—	—	—	179
Other:
Affordable housing investments business revenues	—	22	—	—	—	22
All other (1)	6	—	1	9	(7)	9
Total other	6	22	1	9	(7)	31
Total non-interest revenues	2,249	319	249	11	(239)	2,589
Interest income (1)	122	26	3	868	30	1,049
Total revenues	2,371	345	252	879	(209)	3,638
Interest expense	(30)	(24)	—	(455)	(11)	(520)
Net revenues	$2,341	$321	$252	$424	$(220)	$3,118

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

	Six months ended March 31, 2025
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$2,933	$1	$560	$—	$(26)	$3,468
Brokerage revenues:
Securities commissions:
Mutual and other fund products	304	4	2	—	(1)	309
Insurance and annuity products	235	—	—	—	—	235
Equities, ETFs and fixed income products	256	76	2	—	(7)	327
Subtotal securities commissions	795	80	4	—	(8)	871
Principal transactions (1)	57	207	—	4	—	268
Total brokerage revenues	852	287	4	4	(8)	1,139
Account and service fees:
Mutual fund and annuity service fees	256	—	7	—	(1)	262
RJBDP fees	644	3	—	—	(373)	274
Client account and other fees	136	4	5	—	(18)	127
Total account and service fees	1,036	7	12	—	(392)	663
Investment banking:
Merger & acquisition and advisory	—	355	—	—	—	355
Equity underwriting	17	66	—	—	—	83
Debt underwriting	—	103	—	—	—	103
Total investment banking	17	524	—	—	—	541
Other:
Affordable housing investments business revenues	—	49	—	—	—	49
All other (1)	11	1	—	22	(4)	30
Total other	11	50	—	22	(4)	79
Total non-interest revenues	4,849	869	576	26	(430)	5,890
Interest income (1)	236	57	7	1,649	41	1,990
Total revenues	5,085	926	583	1,675	(389)	7,880
Interest expense	(51)	(50)	—	(816)	(23)	(940)
Net revenues	$5,034	$876	$583	$859	$(412)	$6,940

(1)These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

	Six months ended March 31, 2024
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$2,474	$1	$466	$—	$(18)	$2,923
Brokerage revenues:
Securities commissions:
Mutual and other fund products	277	3	3	—	(3)	280
Insurance and annuity products	252	—	—	—	—	252
Equities, ETFs and fixed income products	202	68	—	—	(5)	265
Subtotal securities commissions	731	71	3	—	(8)	797
Principal transactions (1)	58	191	—	4	—	253
Total brokerage revenues	789	262	3	4	(8)	1,050
Account and service fees:
Mutual fund and annuity service fees	221	—	5	—	(1)	225
RJBDP fees	741	3	—	—	(432)	312
Client account and other fees	129	3	6	—	(21)	117
Total account and service fees	1,091	6	11	—	(454)	654
Investment banking:
Merger & acquisition and advisory	—	225	—	—	—	225
Equity underwriting	19	49	—	—	—	68
Debt underwriting	—	67	—	—	—	67
Total investment banking	19	341	—	—	—	360
Other:
Affordable housing investments business revenues	—	45	—	—	—	45
All other (1)	10	1	1	22	(10)	24
Total other	10	46	1	22	(10)	69
Total non-interest revenues	4,383	656	481	26	(490)	5,056
Interest income (1)	240	49	6	1,740	67	2,102
Total revenues	4,623	705	487	1,766	(423)	7,158
Interest expense	(56)	(46)	—	(901)	(24)	(1,027)
Net revenues	$4,567	$659	$487	$865	$(447)	$6,131

(1)These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

At March 31, 2025 and September 30, 2024, net receivables related to contracts with customers were $456 million and $600 million, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 19 – INTEREST INCOME AND INTEREST EXPENSE

The following table details the components of interest income and interest expense.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2025	2024	2025	2024
Interest income:
Cash and cash equivalents	$104	$128	$228	$260
Assets segregated for regulatory purposes and restricted cash	36	47	78	94
Trading assets — debt securities	19	19	38	34
Available-for-sale securities	48	56	97	112
Brokerage client receivables	41	47	86	92
Bank loans, net	690	727	1,408	1,461
All other	25	25	55	49
Total interest income	$963	$1,049	$1,990	$2,102
Interest expense:
Bank deposits	$370	$441	790	$872
Trading liabilities — debt securities	10	11	21	22
Brokerage client payables	17	21	37	41
Other borrowings	7	8	14	16
Senior notes payable	23	23	46	46
All other	15	16	32	30
Total interest expense	$442	$520	$940	$1,027
Net interest income	$521	$529	$1,050	$1,075
Less: Bank loan provision for credit losses	16	21	16	33
Net interest income after bank loan provision for credit losses	$505	$508	$1,034	$1,042

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

Restricted stock units

During the three and six months ended March 31, 2025, we granted approximately 572 thousand and 1.8 million RSUs, respectively, with a weighted-average grant-date fair value of $159.65 and $163.04, respectively, compared with approximately 87 thousand and 1.8 million RSUs granted during the three and six months ended March 31, 2024, respectively, with a weighted-average grant-date fair value of $117.55 and $107.21, respectively. For the three and six months ended March 31, 2025, total share-based compensation amortization related to RSUs was $52 million and $143 million, respectively, compared with $53 million and $140 million for the three and six months ended March 31, 2024, respectively.

As of March 31, 2025, there were $420 million of total pre-tax compensation costs not yet recognized (net of estimated forfeitures) related to RSUs, including those granted during the six months ended March 31, 2025. These costs are expected to be recognized over a weighted-average period of three years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Restricted stock awards

Restricted stock awards (“RSAs”) were issued as a component of our total purchase consideration for TriState Capital Holdings, Inc. (“TriState Capital”) on June 1, 2022, in accordance with the terms of the acquisition. For the three and six months ended March 31, 2025, total share-based compensation amortization related to these RSAs was $1 million and $2 million, respectively, compared with $2 million and $4 million for the three and six months ended March 31, 2024, respectively. As of March 31, 2025, there were $3 million of total pre-tax compensation costs not yet recognized for these RSAs. These costs are expected to be recognized over a weighted-average period of 1.4 years. See Note 3 of our 2024 Form 10-K for additional information regarding the acquisition of TriState Capital.

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

Under these rules, requirements are established for both the quantity and quality of capital held by banking organizations. RJF, Raymond James Bank, and TriState Capital Bank are required to maintain minimum leverage ratios (defined as tier 1 capital divided by adjusted average assets), as well as minimum ratios of tier 1 capital, common equity tier 1 (“CET1”), and total capital to risk-weighted assets. These capital ratios incorporate quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under the regulatory capital rules and are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. We calculate these ratios in order to assess compliance with both regulatory requirements and internal capital policies. In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make certain discretionary bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. As of March 31, 2025, capital levels at RJF, Raymond James Bank, and TriState Capital Bank exceeded the capital conservation buffer requirements and each entity was categorized as “well-capitalized.”

For further discussion of regulatory capital requirements applicable to certain of our businesses and subsidiaries, see Note 24 of our 2024 Form 10-K.

To meet the requirements for capital adequacy or to be categorized as “well-capitalized,” RJF must maintain tier 1 leverage, tier 1 capital, CET1, and total capital amounts and ratios as set forth in the following table.

	Required ratio (1)	Well-capitalized	March 31, 2025		September 30, 2024
$ in millions			Ratio	Amount	Ratio	Amount
RJF:
Tier 1 leverage	4.0%	N/A (2)	13.3%	$10,966	12.8%	$10,383
Tier 1 capital	8.5%	6.0%	23.5%	$10,966	22.8%	$10,383
CET1	7.0%	N/A (2)	23.3%	$10,891	22.6%	$10,307
Total capital	10.5%	10.0%	24.8%	$11,585	24.1%	$11,001

(1)Requirements for tier 1 capital, CET1, and total capital included a required capital conservation buffer of 2.5%.
(2)The Fed’s regulations do not establish well-capitalized thresholds for these measures for BHCs.

As of March 31, 2025, RJF’s regulatory capital increased compared with September 30, 2024 driven by an increase in equity due to positive earnings, partially offset by share repurchases and dividends. RJF’s tier 1 capital and total capital ratios increased compared with September 30, 2024 resulting from the increase in regulatory capital, partially offset by an increase in risk-weighted assets largely due to an increase in bank loans. RJF’s tier 1 leverage ratio at March 31, 2025 increased compared

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

to September 30, 2024 due to the increase in regulatory capital, which was partially offset by higher average assets, primarily driven by increases in average bank loans, partially offset by a decline in our available-for-sale securities portfolio.

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

	Required ratio (1)	Well-capitalized	March 31, 2025		September 30, 2024
$ in millions			Ratio	Amount	Ratio	Amount
Raymond James Bank:
Tier 1 leverage	4.0%	5.0%	8.1%	$3,417	8.1%	$3,401
Tier 1 capital	8.5%	8.0%	14.1%	$3,417	14.4%	$3,401
CET1	7.0%	6.5%	14.1%	$3,417	14.4%	$3,401
Total capital	10.5%	10.0%	15.4%	$3,721	15.7%	$3,698
TriState Capital Bank:
Tier 1 leverage	4.0%	5.0%	7.5%	$1,576	7.5%	$1,505
Tier 1 capital	8.5%	8.0%	17.2%	$1,576	16.9%	$1,505
CET1	7.0%	6.5%	17.2%	$1,576	16.9%	$1,505
Total capital	10.5%	10.0%	17.8%	$1,633	17.5%	$1,558

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

$ in millions	March 31, 2025	September 30, 2024
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	32.8%	33.6%
Net capital	$927	$1,019
Less: required net capital	(57)	(61)
Excess net capital	$870	$958

As of March 31, 2025, all of our other active regulated domestic and international subsidiaries were in compliance with and exceeded all applicable capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 22 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share.

	Three months ended March 31,		Six months ended March 31,
in millions, except per share amounts	2025	2024	2025	2024
Income for basic earnings per common share:
Net income available to common shareholders	$493	$474	$1,092	$971
Less allocation of earnings and dividends to participating securities	(1)	(1)	(2)	(2)
Net income available to common shareholders after participating securities	$492	$473	$1,090	$969
Income for diluted earnings per common share:
Net income available to common shareholders	$493	$474	$1,092	$971
Less allocation of earnings and dividends to participating securities	(1)	(1)	(2)	(2)
Net income available to common shareholders after participating securities	$492	$473	$1,090	$969
Common shares:
Average common shares in basic computation	204.3	208.3	204.0	208.4
Dilutive effect of outstanding stock options and certain RSUs	4.4	5.1	4.9	5.1
Average common and common equivalent shares used in diluted computation	208.7	213.4	208.9	213.5
Earnings per common share:
Basic	$2.41	$2.27	$5.34	$4.65
Diluted	$2.36	$2.22	$5.22	$4.54
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	1.0	—	1.4	0.1

The allocation of earnings and dividends to participating securities in the preceding table represents dividends paid during the period to participating securities, consisting of RSAs and certain RSUs, plus an allocation of undistributed earnings to such participating securities. Participating securities and related dividends paid on these participating securities were insignificant for each of the three and six months ended March 31, 2025 and 2024.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings as if all earnings for the period had been distributed.

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

The following table presents information concerning operations in these segments.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2025	2024	2025	2024
Net revenues:
Private Client Group	$2,486	$2,341	$5,034	$4,567
Capital Markets	396	321	876	659
Asset Management	289	252	583	487
Bank	434	424	859	865
Other	13	17	25	43
Intersegment eliminations	(215)	(237)	(437)	(490)
Total net revenues	$3,403	$3,118	$6,940	$6,131
Pre-tax income/(loss):
Private Client Group	$431	$444	$893	$883
Capital Markets	36	(17)	110	(14)
Asset Management	121	100	246	193
Bank	117	75	235	167
Other	(34)	7	(64)	10
Total pre-tax income	$671	$609	$1,420	$1,239

No individual client accounted for more than ten percent of revenues in any of the periods presented.

The following table presents our net interest income on a segment basis.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2025	2024	2025	2024
Net interest income:
Private Client Group (1)	$86	$92	$185	$184
Capital Markets	4	2	7	3
Asset Management	3	3	7	6
Bank	419	413	833	839
Other (1)	9	19	18	43
Net interest income	$521	$529	$1,050	$1,075

(1)Effective October 1, 2024, we updated our methodology for allocating interest income on certain cash balances, resulting in a reallocation of interest income from the Other segment to the PCG segment. Prior-period segment results have not been conformed to the current-period presentation.

The following table presents our total assets on a segment basis.

$ in millions	March 31, 2025	September 30, 2024
Total assets:
Private Client Group	$13,254	$13,413
Capital Markets	3,354	3,518
Asset Management	595	616
Bank	62,700	62,367
Other	3,229	3,078
Total	$83,132	$82,992

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table presents goodwill, which was included in our total assets, on a segment basis.

$ in millions	March 31, 2025	September 30, 2024
Goodwill:
Private Client Group	$571	$578
Capital Markets	275	275
Asset Management	69	69
Bank	529	529
Total	$1,444	$1,451
We have operations in the U.S., Canada, and Europe. The vast majority of our long-lived assets are located in the U.S.  The following table presents our net revenues and pre-tax income/(loss) classified by major geographic area in which they were earned.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2025	2024	2025	2024
Net revenues:
U.S.	$3,116	$2,846	$6,338	$5,607
Canada	161	155	325	294
Europe	126	117	277	230
Total net revenues	$3,403	$3,118	$6,940	$6,131
Pre-tax income/(loss):
U.S.	$637	$581	$1,329	$1,186
Canada	35	37	74	64
Europe	(1)	(9)	17	(11)
Total pre-tax income	$671	$609	$1,420	$1,239
The following table presents our total assets by major geographic area in which they were held.

$ in millions	March 31, 2025	September 30, 2024
Total assets:
U.S.	$77,092	$77,033
Canada	3,347	3,347
Europe	2,693	2,612
Total	$83,132	$82,992
The following table presents goodwill, which was included in our total assets, classified by major geographic area in which it was held.

$ in millions	March 31, 2025	September 30, 2024
Goodwill:
U.S.	$1,250	$1,250
Canada	23	25
Europe	171	176
Total	$1,444	$1,451

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
FACTORS AFFECTING “FORWARD-LOOKING STATEMENTS”

Certain statements made in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning future strategic objectives, business prospects, anticipated savings, financial results (including expenses, earnings, liquidity, cash flow and capital expenditures), industry or market conditions (including changes in interest rates, inflation, and international trade policies), demand for and pricing of our products (including cash sweep and deposit offerings), anticipated timing and benefits of our acquisitions, and our level of success integrating acquired businesses, anticipated results of litigation, regulatory developments, and general economic conditions. In addition, words such as “believes,” “expects,” “anticipates,” “estimates,” “projects,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. Forward-looking statements are not guarantees, and they involve risks, uncertainties and assumptions. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from those expressed in the forward-looking statements. We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in our filings with the Securities and Exchange Commission (the “SEC”) from time to time, including our most recent Annual Report on Form 10-K, and subsequent Quarterly Report on Form 10-Q and Current Reports on Form 8-K, which are available at www.raymondjames.com and the SEC’s website at www.sec.gov. We expressly disclaim any obligation to update any forward-looking statement in the event it later turns out to be inaccurate, whether as a result of new information, future events, or otherwise.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
EXECUTIVE OVERVIEW

Summary results of operations

	Three months ended March 31,			Six months ended March 31,
$ in millions, except per share amounts	2025	2024	% change	2025	2024	% change
Net revenues	$3,403	$3,118	9%	$6,940	$6,131	13%
Compensation, commissions and benefits expense	$2,204	$2,043	8%	$4,476	$3,964	13%
Non-compensation expenses	$528	$466	13%	$1,044	$928	13%
Pre-tax income	$671	$609	10%	$1,420	$1,239	15%
Net income available to common shareholders	$493	$474	4%	$1,092	$971	12%

Earnings per common share – basic	$2.41	$2.27	6%	$5.34	$4.65	15%
Earnings per common share – diluted	$2.36	$2.22	6%	$5.22	$4.54	15%

Non-GAAP measures:
Adjusted net income available to common shareholders (1)	$507	$494	3%	$1,121	$1,008	11%
Adjusted earnings per common share - diluted (1)	$2.42	$2.31	5%	$5.36	$4.71	14%

	Three months ended March 31,		Six months ended March 31,
Other selected financial highlights	2025	2024	2025	2024
Pre-tax margin	19.7%	19.5%	20.5%	20.2%
Adjusted pre-tax margin (1)	20.3%	20.4%	21.0%	21.0%
Return on common equity	16.4%	17.5%	18.4%	18.3%
Adjusted return on common equity (1)	16.9%	18.3%	18.9%	19.0%
Return on tangible common equity (1)	19.2%	21.0%	21.6%	22.0%
Adjusted return on tangible common equity (1)	19.7%	21.8%	22.1%	22.8%
Compensation ratio	64.8%	65.5%	64.5%	64.7%
Adjusted compensation ratio (1)	64.5%	65.2%	64.3%	64.3%
Effective income tax rate	26.2%	21.8%	22.9%	21.4%

Quarter ended March 31, 2025 compared with the quarter ended March 31, 2024

For our fiscal second quarter of 2025, we generated net revenues of $3.40 billion, an increase of 9% compared with the prior-year quarter, and pre-tax income of $671 million, an increase of 10% compared with the prior-year quarter. Our net income available to common shareholders of $493 million increased 4%, and our earnings per diluted share were $2.36, reflecting an increase of 6%. Our annualized return on common equity (“ROCE”) for the quarter was 16.4%, compared with 17.5% for the prior-year quarter, and our annualized return on tangible common equity (“ROTCE”) was 19.2%(1), compared with 21.0%(1) for the prior-year quarter.

Excluding the impact of $19 million of expenses related to acquisitions completed in prior years, such as compensation expenses related to retention awards and amortization of identifiable intangible assets, our adjusted net income available to common shareholders was $507 million(1) for the three months ended March 31, 2025, an increase of 3% compared with adjusted net income available to common shareholders for the prior-year quarter. Our adjusted earnings per diluted share were $2.42(1), an increase of 5% compared with the prior-year quarter. Adjusted annualized ROCE for the quarter was 16.9%(1) and adjusted annualized ROTCE was 19.7%(1) compared with adjusted annualized ROCE of 18.3%(1) and adjusted annualized ROTCE of 21.8%(1) for the prior-year quarter.

The increase in net revenues compared with the prior-year quarter was primarily due to higher asset management and related administrative fees largely the result of higher PCG client assets in fee-based accounts. The increase in PCG client assets in fee-based accounts was primarily due to market appreciation and net new assets to the firm since the prior-year period. Brokerage revenues increased compared with the prior-year quarter largely due to higher fixed income brokerage revenues. Investment banking revenues also increased primarily due to more favorable market conditions compared with the prior-year quarter, although activity levels slowed compared with our fiscal first quarter of 2025 due to market uncertainty. Offsetting these increases was a decrease in combined net interest income and RJBDP fees from third‑party banks due to lower short-term interest rates compared with the prior-year quarter, which more than offset a favorable impact from growth in average interest-earning assets.

(1)These are non-GAAP financial measures. Please see the “Reconciliation of non-GAAP financial measures to GAAP financial measures” in this MD&A for a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures, and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Compensation, commissions and benefits expense increased 8%, resulting from an increase in compensable revenues, annual salary increases, and an increase in compensation costs to support our growth. Our compensation ratio, or the ratio of compensation, commissions and benefits expense to net revenues, was 64.8%, compared with 65.5% for the prior-year quarter. Excluding acquisition-related compensation expenses, our adjusted compensation ratio was 64.5%(1), compared with 65.2%(1) for the prior-year quarter.

Non-compensation expenses increased 13%, primarily due to higher legal and regulatory matters expenses as the prior-year quarter reflected a net reserve release, which did not reoccur in the current quarter. Non-compensation expenses also increased due to higher communications and information processing expenses resulting from continued investments in technology to benefit our advisors and their clients and to support our growth and higher investment sub-advisory fees resulting from growth in assets under management in sub-advised programs.

Our effective income tax rate was 26.2% for our fiscal second quarter of 2025, an increase compared with the 21.8% effective income tax rate for the prior-year quarter, primarily due to the impact of non-deductible valuation losses on our company-owned life insurance policies recognized in the current quarter compared with nontaxable valuation gains in the prior-year quarter, which had favorably impacted our effective tax rate for that quarter.

As of March 31, 2025, our tier 1 leverage ratio was 13.3% and total capital ratio was 24.8% both well above regulatory capital requirements. We also continue to have substantial liquidity with $2.5 billion(2) of corporate cash as of March 31, 2025. During the three months ended March 31, 2025, we repurchased 1.7 million shares of our common stock for $250 million at an average price of $146 per share under the Board of Directors’ common stock repurchase authorization, leaving $1.2 billion available under the Boards’ common stock share repurchase authorization as of March 31, 2025. We believe our capital and funding position provides us the opportunity to manage our balance sheet prudently and to continue to be opportunistic and invest in growth across our businesses.

As we look ahead to the remainder of our fiscal 2025, we believe we are well-positioned for long-term growth with our strong capital and liquidity position, total client assets under administration of $1.54 trillion, PCG client assets in fee-based accounts of $872.8 billion, and net bank loans of $48.3 billion.

(1)These are non-GAAP financial measures. Please see the “Reconciliation of non-GAAP financial measures to GAAP financial measures” in this MD&A for a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures, and for other important disclosures.
(2)This amount includes cash on hand at the parent, as well as parent cash loaned to RJ&A, which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities. For additional information, please see the “Liquidity and capital resources - Sources of liquidity” section in this MD&A.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Six months ended March 31, 2025 compared with the six months ended March 31, 2024

For the six months ended March 31, 2025, we generated net revenues of $6.94 billion, an increase of 13% compared with the prior-year period, and pre-tax income of $1.42 billion, an increase of 15%. Our net income available to common shareholders of $1.09 billion was 12% higher than the prior-year period and our earnings per diluted share were $5.22, reflecting a 15% increase. Our annualized ROCE was 18.4%, up slightly from 18.3% for the prior-year period, and our annualized ROTCE was 21.6%(1), compared with 22.0%(1) for the prior-year period.

Excluding the impact of $39 million of expenses related to acquisitions completed in prior years, adjusted net income available to common shareholders for the six months ended March 31, 2025 was $1.12 billion(1), an increase of 11% compared with adjusted net income available to common shareholders for the prior-year period. Our adjusted earnings per diluted share were $5.36(1), an increase of 14% compared with the prior-year period. Adjusted annualized ROCE was 18.9%(1), compared with 19.0%(1) for the prior-year period, and adjusted annualized ROTCE was 22.1%(1), compared with 22.8%(1) for the prior-year period.

The increase in net revenues compared with the prior-year period was primarily due to higher asset management and related administrative fees, largely the result of higher PCG client assets in fee-based accounts at the beginning of each of the current-year quarterly billing periods compared with the prior-year billing periods. The increase in PCG client assets in fee-based accounts resulted from net market appreciation and net new assets to the firm since the prior-year period. Investment banking revenues also increased significantly compared with the prior-year period primarily due to more favorable market conditions in the current period, particularly in our fiscal first quarter of 2025. Brokerage revenues also increased compared with the prior-year period largely due to an increase in client activity particularly in the PCG segment. Offsetting these increases was a decrease in combined net interest income and RJBDP fees from third‑party banks, due to lower short-term interest rates compared with the prior-year period, which more than offset a favorable impact from growth in average interest-earning assets and average RJBDP balances swept to third-party banks.

Compensation, commissions and benefits expense increased 13%, primarily due to an increase in compensable revenues, annual salary increases, and an increase in compensation costs to support our growth. Our compensation ratio was 64.5%, compared with 64.7% for the prior-year period. Excluding acquisition-related compensation expenses, our adjusted compensation ratio was 64.3%(1), flat compared with the prior-year period.

Non-compensation expenses increased 13%, primarily due to higher communications and information processing expenses resulting from continued investments in technology to benefit our advisors and their clients and to support our growth, higher legal and regulatory matters expenses as the prior-year period reflected a net reserve release, which did not reoccur in the current-year period, and higher investment sub-advisory fees resulting from growth in assets under management in sub-advised programs. Partially offsetting these increases, the bank loan provision for credit losses decreased largely resulting from an improved economic forecast and strong credit metrics.

Our effective income tax rate was 22.9% for the six months ended March 31, 2025, an increase from 21.4% for the prior-year period, primarily due to the impact of non-deductible valuation losses on our company-owned life insurance policies recognized in the current-year period compared with nontaxable valuation gains in the prior-year period, which had favorably impacted our effective tax rate for that period.

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

	Three months ended March 31,		Six months ended March 31,
$ in millions	2025	2024	2025	2024
Net income available to common shareholders	$493	$474	$1,092	$971
Non-GAAP adjustments:
Expenses related to acquisitions:
Compensation, commissions and benefits — Acquisition-related retention	8	11	16	22
Communications and information processing	—	1	—	1
Professional fees	1	1	2	2
Other:
Amortization of identifiable intangible assets	10	11	21	22
All other acquisition-related expenses	—	2	—	2
Total “Other” expense	10	13	21	24
Total pre-tax impact of non-GAAP adjustments related to acquisitions	19	26	39	49
Tax effect of non-GAAP adjustments	(5)	(6)	(10)	(12)
Total non-GAAP adjustments, net of tax	14	20	29	37
Adjusted net income available to common shareholders	$507	$494	$1,121	$1,008

Pre-tax income	$671	$609	$1,420	$1,239
Pre-tax impact of non-GAAP adjustments (as detailed above)	19	26	39	49
Adjusted pre-tax income	$690	$635	$1,459	$1,288

Compensation, commissions and benefits expense	$2,204	$2,043	$4,476	$3,964
Less: Acquisition-related retention (as detailed above)	8	11	16	22
Adjusted compensation, commissions and benefits expense	$2,196	$2,032	$4,460	$3,942

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

	Three months ended March 31,		Six months ended March 31,
$ in millions, except per share amounts	2025	2024	2025	2024
Pre-tax margin	19.7%	19.5%	20.5%	20.2%
Less the impact of non-GAAP adjustments on pre-tax margin:
Expenses related to acquisitions:
Compensation, commissions and benefits — Acquisition-related retention	0.3%	0.3%	0.2%	0.4%
Communications and information processing	—%	—%	—%	—%
Professional fees	—%	0.1%	—%	—%
Other:
Amortization of identifiable intangible assets	0.3%	0.4%	0.3%	0.4%
All other acquisition-related expenses	—%	0.1%	—%	—%
Total “Other” expense	0.3%	0.5%	0.3%	0.4%
Total pre-tax impact of non-GAAP adjustments related to acquisitions	0.6%	0.9%	0.5%	0.8%
Adjusted pre-tax margin	20.3%	20.4%	21.0%	21.0%

Total compensation ratio	64.8%	65.5%	64.5%	64.7%
Less the impact of non-GAAP adjustments on compensation ratio:
Acquisition-related retention	0.3%	0.3%	0.2%	0.4%
Adjusted total compensation ratio	64.5%	65.2%	64.3%	64.3%

Diluted earnings per common share	$2.36	$2.22	$5.22	$4.54
Impact of non-GAAP adjustments on diluted earnings per common share:
Expenses related to acquisitions:
Compensation, commissions and benefits — Acquisition-related retention	0.04	0.05	0.08	0.10
Communications and information processing	—	—	—	—
Professional fees	—	0.01	0.01	0.01
Other:
Amortization of identifiable intangible assets	0.05	0.05	0.10	0.11
All other acquisition-related expenses	—	0.01	—	0.01
Total “Other” expense	0.05	0.06	0.10	0.12
Total pre-tax impact of non-GAAP adjustments related to acquisitions	0.09	0.12	0.19	0.23
Tax effect of non-GAAP adjustments	(0.03)	(0.03)	(0.05)	(0.06)
Total non-GAAP adjustments, net of tax	0.06	0.09	0.14	0.17
Adjusted diluted earnings per common share	$2.42	$2.31	$5.36	$4.71

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

	Three months ended March 31,		Six months ended March 31,
$ in millions	2025	2024	2025	2024
Average common equity	$11,989	$10,808	$11,857	$10,584
Impact of non-GAAP adjustments on average common equity:
Expenses related to acquisitions:
Compensation, commissions and benefits — Acquisition-related retention	4	6	8	11
Communications and information processing	—	—	—	—
Professional fees	1	—	1	1
Other:
Amortization of identifiable intangible assets	5	6	11	11
All other acquisition-related expenses	—	1	—	1
Total “Other” expense	5	7	11	12
Total pre-tax impact of non-GAAP adjustments related to acquisitions	10	13	20	24
Tax effect of non-GAAP adjustments	(3)	(3)	(5)	(6)
Total non-GAAP adjustments, net of tax	7	10	15	18
Adjusted average common equity	$11,996	$10,818	$11,872	$10,602

Average common equity	$11,989	$10,808	$11,857	$10,584
Less:
Average goodwill and identifiable intangible assets, net	1,857	1,901	1,866	1,903
Average deferred tax liabilities related to goodwill and identifiable intangible assets, net	(140)	(133)	(139)	(132)
Average tangible common equity	$10,272	$9,040	$10,130	$8,813
Impact of non-GAAP adjustments on average tangible common equity:
Expenses related to acquisitions:
Compensation, commissions and benefits — Acquisition-related retention	4	6	8	11
Communications and information processing	—	—	—	—
Professional fees	1	—	1	1
Other:
Amortization of identifiable intangible assets	5	6	11	11
All other acquisition-related expenses	—	1	—	1
Total “Other” expense	5	7	11	12
Total pre-tax impact of non-GAAP adjustments related to acquisitions	10	13	20	24
Tax effect of non-GAAP adjustments	(3)	(3)	(5)	(6)
Total non-GAAP adjustments, net of tax	7	10	15	18
Adjusted average tangible common equity	$10,279	$9,050	$10,145	$8,831

Return on common equity	16.4%	17.5%	18.4%	18.3%
Adjusted return on common equity	16.9%	18.3%	18.9%	19.0%
Return on tangible common equity	19.2%	21.0%	21.6%	22.0%
Adjusted return on tangible common equity	19.7%	21.8%	22.1%	22.8%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Diluted earnings per common share is computed by dividing net income available to common shareholders (less allocation of earnings and dividends to participating securities) by diluted weighted-average common shares outstanding for each respective period or, in the case of adjusted diluted earnings per common share, computed by dividing adjusted net income available to common shareholders (less allocation of earnings and dividends to participating securities) by diluted weighted-average common shares outstanding for each respective period.

Pre-tax margin is computed by dividing pre-tax income by net revenues for each respective period or, in the case of adjusted pre-tax margin, computed by dividing adjusted pre-tax income by net revenues for each respective period.

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

NET INTEREST ANALYSIS

The Fed funds target rate began our fiscal 2024 at a range of 5.25% to 5.50% and remained throughout most of our fiscal 2024. In late September 2024, the Fed decreased the Fed funds target rate by 50 basis points, followed by two additional 25‑basis-point reductions during fiscal 2025 to end the period at a range of 4.25% to 4.50%. The Fed has indicated that it intends to closely monitor market conditions to determine whether it will consider making additional adjustments to short-term interest rates during the remainder of our fiscal 2025. The following table details the Fed’s short-term interest rate activity since the beginning of our fiscal year 2024.

RJF fiscal quarter ended	Effective date of interest rate action	Increase/(decrease) in interest rates (in basis points)	Fed funds target rate
September 30, 2023	July 27, 2023	25	5.25% - 5.50%
September 30, 2024	September 19, 2024	(50)	4.75% - 5.00%
December 31, 2024	November 8, 2024	(25)	4.50% - 4.75%
December 31, 2024	December 19, 2024	(25)	4.25% - 4.50%

Given the relationship between our interest-sensitive assets and liabilities (primarily held in our PCG, Bank, and Other segments) and the nature of fees we earn from third-party banks on client cash balances swept to such banks as part of the RJBDP (included in account and service fees), our financial results are sensitive to changes in interest rates. Increases in short-term interest rates have historically resulted in an increase in our net earnings, and we expect decreases in short-term interest rates to generally reduce our net earnings, although there may be offsetting favorable impacts. As it relates to our net interest income, the magnitude of the effect of a decrease in interest rates depends on a number of factors impacting balances, asset yields, and the cost of funding. The magnitude of the impact to our net interest margin depends on the yields on interest-earning assets relative to the cost of interest-bearing liabilities, including deposit rates paid to clients on their cash balances.

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

Net interest income and RJBDP fees from third-party banks

	Three months ended March 31,			Six months ended March 31,
$ in millions	2025	2024	% change	2025	2024	% change
Net interest income	$521	$529	(2)%	$1,050	$1,075	(2)%
RJBDP fees from third-party banks	130	160	(19)%	274	312	(12)%
Net interest income and RJBDP fees from third-party banks	$651	$689	(6)%	$1,324	$1,387	(5)%

Quarter ended March 31, 2025 compared with the quarter ended March 31, 2024

Combined net interest income and RJBDP fees from third-party banks was $651 million and $689 million for the three months ended March 31, 2025 and 2024, respectively. The 6% decline compared with the prior-year quarter was primarily due to lower short-term interest rates, which more than offset a favorable impact from growth in average interest-earning assets.

Six months ended March 31, 2025 compared with the six months ended March 31, 2024

Combined net interest income and RJBDP fees from third-party banks was $1.32 billion and $1.39 billion for the six months ended March 31, 2025 and 2024, respectively. The 5% decline compared with the prior-year period was primarily due to lower short-term interest rates, which more than offset a favorable impact from growth in average interest-earning assets and average RJBDP balances swept to third-party banks.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

The following table presents our consolidated average interest-earning asset and interest-bearing liability balances, interest income and expense and the related rates.

Quarter ended March 31, 2025 compared with the quarter ended March 31, 2024

	Three months ended March 31,
	2025			2024
$ in millions	Average daily balance	Interest	Annualized average rate	Average daily balance	Interest	Annualized average rate
Interest-earning assets:
Bank segment:
Cash and cash equivalents	$5,823	$62	4.26%	$6,020	$81	5.40%
Available-for-sale securities	8,352	48	2.26%	10,080	56	2.21%
Loans held for sale and investment: (1) (2)
Loans held for investment:
SBL	17,110	260	6.08%	14,548	263	7.13%
C&I loans	10,371	168	6.50%	10,385	200	7.60%
CRE loans	7,599	124	6.52%	7,385	140	7.52%
REIT loans	1,713	30	7.02%	1,687	32	7.67%
Residential mortgage loans	9,732	96	3.91%	8,947	80	3.58%
Tax-exempt loans (3)	1,277	8	3.37%	1,410	9	3.23%
Loans held for sale	231	4	6.67%	170	3	7.90%
Total loans held for sale and investment	48,033	690	5.76%	44,532	727	6.49%
All other interest-earning assets	234	2	5.09%	240	4	6.35%
Interest-earning assets — Bank segment	$62,442	$802	5.15%	$60,872	$868	5.67%
All other segments:
Cash and cash equivalents	$4,004	$42	4.27%	$3,038	$47	6.18%
Assets segregated for regulatory purposes and restricted cash	3,425	36	4.23%	3,654	47	5.23%
Trading assets — debt securities	1,433	19	5.28%	1,231	19	5.95%
Brokerage client receivables	2,371	41	7.11%	2,290	47	8.17%
All other interest-earning assets	2,477	23	3.81%	2,020	21	4.17%
Interest-earning assets — all other segments	$13,710	$161	4.77%	$12,233	$181	5.91%
Total interest-earning assets	$76,152	$963	5.08%	$73,105	$1,049	5.71%
Interest-bearing liabilities:
Bank segment:
Bank deposits:
Money market and savings accounts	$32,905	$144	1.78%	$31,138	$164	2.11%
Interest-bearing demand deposits	20,872	208	4.04%	20,638	253	4.94%
Certificates of deposit	2,064	24	4.59%	2,677	30	4.69%
Total bank deposits (4)	55,841	376	2.73%	54,453	447	3.31%
FHLB advances and all other interest-bearing liabilities	1,064	7	2.69%	1,183	8	2.84%
Interest-bearing liabilities — Bank segment	$56,905	$383	2.73%	$55,636	$455	3.30%
All other segments:
Trading liabilities — debt securities	$824	$10	5.10%	$799	$11	5.55%
Brokerage client payables	4,683	17	1.45%	4,815	21	1.71%
Senior notes payable	2,040	23	4.50%	2,039	23	4.50%
All other interest-bearing liabilities (4)	1,146	9	3.60%	1,036	10	3.88%
Interest-bearing liabilities — all other segments	$8,693	$59	2.80%	$8,689	$65	2.98%
Total interest-bearing liabilities	$65,598	$442	2.74%	$64,325	$520	3.26%
Firmwide net interest income		$521			$529
Net interest margin (net yield on interest-earning assets)
Bank segment			2.67%			2.66%
Firmwide			2.77%			2.91%

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

	Three months ended March 31,
	2025 compared to 2024
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest-earning assets:	Interest income
Bank segment:
Cash and cash equivalents	$(3)	$(16)	$(19)
Available-for-sale securities	(9)	1	(8)
Loans held for sale and investment:
Loans held for investment:
SBL	35	(38)	(3)
C&I loans	—	(32)	(32)
CRE loans	3	(19)	(16)
REIT loans	—	(2)	(2)
Residential mortgage loans	8	8	16
Tax-exempt loans	(1)	—	(1)
Loans held for sale	1	—	1
Total loans held for sale and investment	46	(83)	(37)
All other interest-earning assets	—	(2)	(2)
Interest-earning assets — Bank segment	$34	$(100)	$(66)
All other segments:
Cash and cash equivalents	$15	$(20)	$(5)
Assets segregated for regulatory purposes and restricted cash	(3)	(8)	(11)
Trading assets — debt securities	2	(2)	—
Brokerage client receivables	1	(7)	(6)
All other interest-earning assets	4	(2)	2
Interest-earning assets — all other segments	$19	$(39)	$(20)
Total interest-earning assets	$53	$(139)	$(86)

Interest-bearing liabilities:	Interest expense
Bank segment:
Bank deposits:
Money market and savings accounts	$7	$(27)	$(20)
Interest-bearing demand deposits	3	(48)	(45)
Certificates of deposit	(5)	(1)	(6)
Total bank deposits	5	(76)	(71)
FHLB advances and all other interest-bearing liabilities	(1)	—	(1)
Interest-bearing liabilities — Bank segment	$4	$(76)	$(72)
All other segments:
Trading liabilities — debt securities	$—	$(1)	$(1)
Brokerage client payables	(1)	(3)	(4)
Senior notes payable	—	—	—
All other interest-bearing liabilities	1	(2)	(1)
Interest-bearing liabilities — all other segments	$—	$(6)	$(6)
Total interest-bearing liabilities	$4	$(82)	$(78)
Change in firmwide net interest income	$49	$(57)	$(8)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Six months ended March 31, 2025 compared with the six months ended March 31, 2024

	Six months ended March 31,
	2025			2024
$ in millions	Average daily balance	Interest	Annualized average rate	Average daily balance	Interest	Annualized average rate
Interest-earning assets:
Bank segment:
Cash and cash equivalents	$6,141	$138	4.47%	$5,889	$160	5.41%
Available-for-sale securities	8,555	97	2.26%	10,207	112	2.18%
Loans held for sale and investment: (1) (2)
Loans held for investment:
SBL	16,794	530	6.24%	14,567	529	7.14%
C&I loans	10,248	346	6.69%	10,428	403	7.60%
CRE loans	7,620	259	6.72%	7,314	281	7.56%
REIT loans	1,683	61	7.18%	1,691	66	7.71%
Residential mortgage loans	9,633	187	3.87%	8,873	157	3.53%
Tax-exempt loans (3)	1,291	17	3.37%	1,446	19	3.25%
Loans held for sale	221	8	6.95%	155	6	8.36%
Total loans held for sale and investment	47,490	1,408	5.89%	44,474	1,461	6.50%
All other interest-earning assets	239	6	5.45%	239	7	6.17%
Interest-earning assets — Bank segment	$62,425	$1,649	5.25%	$60,809	$1,740	5.67%
All other segments:
Cash and cash equivalents	$4,056	$90	4.47%	$3,248	$100	6.13%
Assets segregated for regulatory purposes and restricted cash	3,539	78	4.39%	3,639	94	5.18%
Trading assets — debt securities	1,414	38	5.35%	1,162	34	5.78%
Brokerage client receivables	2,389	86	7.23%	2,214	92	8.28%
All other interest-earning assets	2,529	49	3.86%	1,996	42	4.00%
Interest-earning assets — all other segments	$13,927	$341	4.90%	$12,259	$362	5.86%
Total interest-earning assets	$76,352	$1,990	5.19%	$73,068	$2,102	5.70%
Interest-bearing liabilities:
Bank segment:
Bank deposits:
Money market and savings accounts	$32,725	$312	1.92%	$31,572	$324	2.05%
Interest-bearing demand deposits	20,897	437	4.19%	20,134	497	4.94%
Certificates of deposit	2,260	52	4.59%	2,717	62	4.62%
Total bank deposits (4)	55,882	801	2.88%	54,423	883	3.25%
FHLB advances and all other interest-bearing liabilities	1,078	15	2.69%	1,207	18	2.94%
Interest-bearing liabilities — Bank segment	$56,960	$816	2.88%	$55,630	$901	3.24%
All other segments:
Trading liabilities — debt securities	$842	$21	5.08%	$777	$22	5.60%
Brokerage client payables	4,732	37	1.55%	4,752	41	1.71%
Senior notes payable	2,040	46	4.50%	2,039	46	4.50%
All other interest-bearing liabilities (4)	1,141	20	3.68%	935	17	3.69%
Interest-bearing liabilities — all other segments	$8,755	$124	2.85%	$8,503	$126	2.95%
Total interest-bearing liabilities	$65,715	$940	2.88%	$64,133	$1,027	3.20%
Firmwide net interest income		$1,050			$1,075
Net interest margin (net yield on interest-earning assets)
Bank segment			2.63%			2.70%
Firmwide			2.76%			2.94%

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

	Six months ended March 31,
	2025 compared to 2024
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest-earning assets:	Interest income
Bank segment:
Cash and cash equivalents	$7	$(29)	$(22)
Available-for-sale securities	(19)	4	(15)
Loans held for sale and investment:
Loans held for investment:
SBL	67	(66)	1
C&I loans	(7)	(50)	(57)
CRE loans	10	(32)	(22)
REIT loans	—	(5)	(5)
Residential mortgage loans	14	16	30
Tax-exempt loans	(3)	1	(2)
Loans held for sale	3	(1)	2
Total loans held for sale and investment	84	(137)	(53)
All other interest-earning assets	—	(1)	(1)
Interest-earning assets — Bank segment	$72	$(163)	$(91)
All other segments:
Cash and cash equivalents	$17	$(27)	$(10)
Assets segregated for regulatory purposes and restricted cash	(3)	(13)	(16)
Trading assets — debt securities	6	(2)	4
Brokerage client receivables	6	(12)	(6)
All other interest-earning assets	8	(1)	7
Interest-earning assets — all other segments	$34	$(55)	$(21)
Total interest-earning assets	$106	$(218)	$(112)

Interest-bearing liabilities:	Interest expense
Bank segment:
Bank deposits:
Money market and savings accounts	$9	$(21)	$(12)
Interest-bearing demand deposits	18	(78)	(60)
Certificates of deposit	(10)	—	(10)
Total bank deposits	17	(99)	(82)
FHLB advances and all other interest-bearing liabilities	(1)	(2)	(3)
Interest-bearing liabilities — Bank segment	$16	$(101)	$(85)
All other segments:
Trading liabilities — debt securities	$2	$(3)	$(1)
Brokerage client payables	—	(4)	(4)
Senior notes payable	—	—	—
All other interest-bearing liabilities	3	—	3
Interest-bearing liabilities — all other segments	$5	$(7)	$(2)
Total interest-bearing liabilities	$21	$(108)	$(87)
Change in firmwide net interest income	$85	$(110)	$(25)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
RESULTS OF OPERATIONS – PRIVATE CLIENT GROUP

For an overview of our PCG segment operations, as well as a description of the key factors impacting our PCG results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K.

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2025	2024	% change	2025	2024	% change
Revenues:
Asset management and related administrative fees	$1,457	$1,283	14%	$2,933	$2,474	19%
Brokerage revenues:
Mutual and other fund products	152	141	8%	304	277	10%
Insurance and annuity products	117	127	(8)%	235	252	(7)%
Equities, ETFs and fixed income products	150	139	8%	313	260	20%
Total brokerage revenues	419	407	3%	852	789	8%
Account and service fees:
Mutual fund and annuity service fees	130	115	13%	256	221	16%
RJBDP fees:
Bank segment	183	206	(11)%	370	429	(14)%
Third-party banks	130	160	(19)%	274	312	(12)%
Client account and other fees	66	64	3%	136	129	5%
Total account and service fees	509	545	(7)%	1,036	1,091	(5)%
Investment banking	9	8	13%	17	19	(11)%
Interest income (1)	110	122	(10)%	236	240	(2)%
All other	6	6	—%	11	10	10%
Total revenues	2,510	2,371	6%	5,085	4,623	10%
Interest expense	(24)	(30)	(20)%	(51)	(56)	(9)%
Net revenues	2,486	2,341	6%	5,034	4,567	10%
Non-interest expenses:
Financial advisor compensation and benefits	1,411	1,273	11%	2,824	2,463	15%
Administrative compensation and benefits	388	391	(1)%	806	770	5%
Total compensation, commissions and benefits	1,799	1,664	8%	3,630	3,233	12%
Non-compensation expenses:
Communications and information processing	116	104	12%	228	197	16%
Occupancy and equipment	56	56	—%	111	111	—%
Business development	41	37	11%	82	77	6%
Professional fees	16	17	(6)%	31	31	—%
All other	27	19	42%	59	35	69%
Total non-compensation expenses	256	233	10%	511	451	13%
Total non-interest expenses	2,055	1,897	8%	4,141	3,684	12%
Pre-tax income	$431	$444	(3)%	$893	$883	1%

(1)Effective October 1, 2024, we updated our methodology for allocating interest income on certain cash balances to our segments, resulting in a reallocation of interest income from the Other segment to the PCG segment. Prior-period segment results have not been conformed to the current-period presentation.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Selected key metrics

PCG client asset balances

	As of
$ in billions	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Assets under administration (“AUA”)	$1,475.5	$1,491.8	$1,507.0	$1,415.7	$1,388.8
Assets in fee-based accounts (1)	$872.8	$876.6	$875.2	$820.6	$798.8
Percent of AUA in fee-based accounts	59.2%	58.8%	58.1%	58.0%	57.5%

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

As of March 31, 2025, December 31, 2024, and March 31, 2024 PCG AUA included assets associated with firms affiliated with us through our RCS division of $185.6 billion, $188.2 billion, and $160.8 billion, respectively, of which $158.5 billion, $160.2 billion, and $134.5 billion, respectively, were assets in fee-based accounts. Based on the nature of the services provided to such firms, revenues related to these assets in the PCG segment are included in “Account and service fees.” The growth in RCS client assets from March 2024 is partially due to transfers into RCS from our other financial advisor channels. We may continue to experience transfers to our RCS division; however, consistent with our experience in recent fiscal years, we would not expect these financial advisor transfers to significantly impact our results of operations.

Domestic PCG net new assets

	Three months ended March 31,		Six months ended March 31,
$ in millions	2025	2024	2025	2024
Domestic PCG net new assets (1)	$8,830	$9,648	$22,850	$31,223
Domestic PCG net new assets growth - annualized (2)	2.6%	3.2%	3.3%	5.7%

(1)Domestic PCG net new assets represents domestic PCG client inflows, including dividends and interest, less domestic PCG client outflows, including commissions, advisory fees, and other fees.
(2)The Domestic PCG net new asset growth - annualized percentage is based on the beginning Domestic PCG AUA balance for the indicated period.

PCG AUA as of March 31, 2025 decreased 1% and PCG assets in fee-based accounts decreased slightly compared with December 31, 2024 due to market-driven depreciation, partially offset by net new assets. PCG assets in fee-based accounts continued to be a significant percentage of overall PCG AUA due to many clients’ preference for fee-based alternatives versus transaction-based accounts and, as a result, a significant portion of our PCG revenues is more directly impacted by market movements.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Clients’ domestic cash sweep balances and ESP balances

	As of
$ in millions	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
RJBDP:
Bank segment	$25,783	$23,946	$23,978	$23,371	$23,405
Third-party banks	16,813	20,341	18,226	17,325	18,234
Subtotal RJBDP	42,596	44,287	42,204	40,696	41,639
Client Interest Program (“CIP”)	1,656	1,664	1,653	1,713	1,715
Total clients’ domestic cash sweep balances	44,252	45,951	43,857	42,409	43,354
ESP	13,507	13,785	14,018	14,039	14,863
Total clients’ domestic cash sweep and ESP balances	$57,759	$59,736	$57,875	$56,448	$58,217

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Average yield on RJBDP - third-party banks	3.00%	3.59%	3.06%	3.62%

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

The “Average yield on RJBDP - third-party banks” in the preceding table is computed by dividing annualized RJBDP fees from third-party banks, which are net of the interest expense paid to clients by the third-party banks, by the average daily RJBDP balances at third-party banks. The average yield on RJBDP - third-party banks for the three and six months ended March 31, 2025 decreased from the prior year largely as a result of decreases in the Fed’s short-term benchmark interest rate, as well as the impact of growth in RJBDP balances offering enhanced rates to clients which reduced the yield earned from third-party banks on such balances. See “Management’s Discussion and Analysis - Net interest analysis” for further information.

Total clients’ domestic cash sweep and ESP balances decreased 3% compared with December 31, 2024, primarily due to a decrease in RJBDP balances and, to a lesser extent, ESP deposits. PCG segment results can be impacted by not only changes in the level of client cash balances, but also by the allocation of client cash balances between the RJBDP, the CIP, and the ESP, as the PCG segment may earn different amounts from each of these client cash destinations, depending on multiple factors.

Quarter ended March 31, 2025 compared with the quarter ended March 31, 2024

Net revenues of $2.49 billion increased 6%, while pre-tax income of $431 million decreased 3%.

Asset management and related administrative fees increased $174 million, or 14%, primarily due to higher assets in fee-based accounts at the beginning of the current quarter compared with the prior-year quarter resulting from market-driven appreciation and net new assets, due to the favorable impact of our advisor recruiting and retention.

Brokerage revenues increased $12 million, or 3%, primarily due to higher client activity in the current quarter.

Account and service fees decreased $36 million, or 7%, primarily due to a decrease in RJBDP fees. RJBDP fees paid to PCG from our Bank segment and third-party banks decreased despite an increase in overall RJBDP balances, primarily driven by a

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
reduction in the average RJBDP third-party bank yield, resulting from lower short-term interest rates and growth in RJBDP balances offering enhanced rates to clients which reduced the yields earned by the PCG segment. Partially offsetting the overall decline in total RJBDP fees, mutual fund service fees increased, primarily due to higher average mutual fund assets.

Net interest income decreased $6 million, or 7%, primarily due to the impact of lower short-term interest rates, partially offset by the impact of an updated methodology for allocating interest income on certain cash balances to our segments, which resulted in a reduction in interest income in the Other segment and an increase in interest income in the PCG segment.

Compensation-related expenses increased $135 million, or 8%, primarily due to higher commission expense resulting from higher compensable revenues, including asset management and related administrative fees and brokerage revenues, as well as an increase in compensation costs to support our growth and annual salary increases.

Non-compensation expenses increased $23 million, or 10%, primarily due to higher communications and information processing expenses, largely to support our growth, and higher legal and regulatory matters expenses as the prior-year quarter reflected a net reserve release, which did not reoccur in the current quarter.

Six months ended March 31, 2025 compared with the six months ended March 31, 2024

Net revenues of $5.03 billion increased 10% and pre-tax income of $893 million increased 1%.

Asset management and related administrative fees increased $459 million, or 19%, primarily due to higher assets in fee-based accounts at the beginning of each of the current-year billing periods compared with the prior-year periods resulting from market-driven appreciation and net new assets, due to the favorable impact of our advisor recruiting and retention.

Brokerage revenues increased $63 million, or 8%, primarily due to higher client activity in the current-year period.

Account and service fees decreased $55 million, or 5%, primarily due to a decrease in RJBDP fees. RJBDP fees paid to PCG from our Bank segment and third-party banks decreased primarily due to a decrease in the average RJBDP third-party bank yield largely due to the impact of lower short-term interest rates, as well as the impact of growth in RJBDP balances offering enhanced rates to clients which reduced the yield the PCG segment earned on such balances. These decreases were partially offset by higher average RJBDP balances. Partially offsetting the decline in total RJBDP fees, mutual fund service fees increased, primarily from higher average mutual fund assets.

Compensation-related expenses increased $397 million, or 12%, primarily due to higher commission expense resulting from higher compensable revenues, including asset management and related administrative fees and brokerage revenues, as well as an increase in compensation costs to support our growth and annual salary increases.

Non-compensation expenses increased $60 million, or 13%, primarily due to higher communications and information processing expenses, largely to support our growth, and higher legal and regulatory matters expenses as the prior-year period reflected a net reserve release, which did not reoccur in the current-year period.

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

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2025	2024	% change	2025	2024	% change
Revenues:
Brokerage revenues:
Fixed income	$116	$88	32%	$201	$190	6%
Equity	45	34	32%	86	72	19%
Total brokerage revenues	161	122	32%	287	262	10%
Investment banking:
Merger & acquisition and advisory	129	107	21%	355	225	58%
Equity underwriting	31	23	35%	66	49	35%
Debt underwriting	47	41	15%	103	67	54%
Total investment banking	207	171	21%	524	341	54%
Interest income	28	26	8%	57	49	16%
Affordable housing investments business revenues	20	22	(9)%	49	45	9%
All other	4	4	—%	9	8	13%
Total revenues	420	345	22%	926	705	31%
Interest expense	(24)	(24)	—%	(50)	(46)	9%
Net revenues	396	321	23%	876	659	33%
Non-interest expenses:
Compensation, commissions and benefits	262	240	9%	563	478	18%
Non-compensation expenses:
Communications and information processing	30	30	—%	60	57	5%
Occupancy and equipment	11	12	(8)%	23	23	—%
Business development	16	15	7%	37	31	19%
Professional fees	10	11	(9)%	20	25	(20)%
All other	31	30	3%	63	59	7%
Total non-compensation expenses	98	98	—%	203	195	4%
Total non-interest expenses	360	338	7%	766	673	14%
Pre-tax income	$36	$(17)	NM	$110	$(14)	NM

Quarter ended March 31, 2025 compared with the quarter ended March 31, 2024

Net revenues of $396 million increased 23% and pre-tax income was $36 million, compared with a pre-tax loss of $17 million for the prior-year quarter.

Investment banking revenues increased $36 million, or 21%, primarily due to more favorable market conditions compared with the prior-year quarter.

Brokerage revenues increased $39 million, or 32%, including higher client activity in fixed income and equity securities.

Compensation-related expenses increased $22 million, or 9%, primarily due to the increase in revenues.

Six months ended March 31, 2025 compared with the six months ended March 31, 2024

Net revenues of $876 million increased 33% and pre-tax income was $110 million, compared with a pre-tax loss of $14 million for the prior-year period.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Investment banking revenues increased $183 million, or 54%, primarily due to more favorable market conditions in the current-year period, particularly in our first fiscal quarter of 2025, compared with the prior-year period. The increase in investment banking revenues also reflected the impact of larger transactions during the current-year period.

Brokerage revenues increased $25 million, or 10%, primarily due to an increase in both fixed income and equity securities.

Compensation-related expenses increased $85 million, or 18%, primarily due to the increase in revenues.

Non-compensation expenses increased $8 million, or 4%, primarily due to higher business development expenses and communications and information processing expenses largely to support our growth, partially offset by lower professional fees.

RESULTS OF OPERATIONS – ASSET MANAGEMENT

For an overview of our Asset Management segment operations as well as a description of the key factors impacting our Asset Management results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K.

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2025	2024	% change	2025	2024	% change
Revenues:
Asset management and related administrative fees:
Managed programs	$187	$163	15%	$376	$313	20%
Administration and other	91	79	15%	184	153	20%
Total asset management and related administrative fees	278	242	15%	560	466	20%
Account and service fees	6	5	20%	12	11	9%
All other	5	5	—%	11	10	10%
Net revenues	289	252	15%	583	487	20%
Non-interest expenses:
Compensation, commissions and benefits	57	58	(2)%	115	111	4%
Non-compensation expenses:
Communications and information processing	19	16	19%	36	31	16%
Investment sub-advisory fees	52	43	21%	105	82	28%
All other	40	35	14%	81	70	16%
Total non-compensation expenses	111	94	18%	222	183	21%
Total non-interest expenses	168	152	11%	337	294	15%
Pre-tax income	$121	$100	21%	$246	$193	27%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Selected key metrics

Managed programs

Management fees recorded in our Asset Management segment are generally calculated as a percentage of the value of our fee-billable financial assets under management (“AUM”). These AUM include the portion of fee-based AUA in our PCG segment that is invested in programs overseen by AMS, as well as retail accounts managed on behalf of third-party institutions, institutional accounts and proprietary mutual funds managed by Raymond James Investment Management.

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

Revenues earned by Raymond James Investment Management for retail accounts managed on behalf of third-party institutions, institutional accounts, and our proprietary mutual funds are recorded entirely in the Asset Management segment. Our AUM in Raymond James Investment Management are impacted by market and investment performance and net inflows or outflows of assets.

Fees for our managed programs are generally collected quarterly. Approximately 75% of these fees are based on balances as of the beginning of the quarter (primarily in AMS), approximately 10% are based on balances as of the end of the quarter, and approximately 15% are based on average daily balances throughout the quarter.

Financial assets under management

$ in billions	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
AMS (1)	$183.3	$181.9	$182.7	$170.5	$165.7
Raymond James Investment Management	76.6	76.7	76.8	72.5	74.4
Subtotal financial assets under management	259.9	258.6	259.5	243.0	240.1
Less: Assets managed for affiliated entities (2)	(14.9)	(14.7)	(14.7)	(13.7)	(13.3)
Total financial assets under management	$245.0	$243.9	$244.8	$229.3	$226.8

(1)Represents the portion of our PCG segment fee-based AUA (as disclosed in “Assets in fee-based accounts” in the “Selected key metrics - PCG client asset balances” section of our “Management’s Discussion and Analysis - Results of Operations - Private Client Group”) that is invested in managed programs overseen by AMS.
(2)Represents the portion of the AMS AUM that is managed by Raymond James Investment Management and, as a result, is included in both AMS and Raymond James Investment Management in the preceding table. This amount is removed in the calculation of “Total financial assets under management.”

Activity (including activity in assets managed for affiliated entities)

	Three months ended March 31,		Six months ended March 31,
$ in billions	2025	2024	2025	2024
Financial assets under management at beginning of period	$258.6	$227.5	$259.5	$207.9
Raymond James Investment Management:
Net inflows/(outflows)	0.1	(1.3)	(0.6)	(2.2)
Transfer of Charles Stanley Asset Management (1)	—	—	1.4	—
Total Raymond James Investment Management	0.1	(1.3)	0.8	(2.2)
AMS - net inflows	3.7	2.5	4.8	4.2
Net market appreciation/(depreciation) in asset values	(2.5)	11.4	(5.2)	30.2
Financial assets under management at end of period	$259.9	$240.1	$259.9	$240.1

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

	As of March 31, 2025
$ in billions	AUM	Average fee rate
Equity	$19.5	0.56%
Fixed income	46.5	0.20%
Balanced	10.6	0.33%
Total financial assets under management	$76.6	0.31%

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

$ in billions	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Total assets	$505.3	$509.8	$506.2	$474.7	$462.9

Raymond James Trust

The following table includes assets held in asset-based programs in Raymond James Trust, N.A. (including those managed for affiliated entities).

$ in billions	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Total assets	$10.6	$10.7	$10.6	$10.0	$9.8

Fees earned on trust services are primarily reported within “Asset management and related administrative fees” on the Condensed Consolidated Statements of Income and Comprehensive Income.

Quarter ended March 31, 2025 compared with the quarter ended March 31, 2024

Net revenues of $289 million increased 15% and pre-tax income of $121 million increased 21%.

Asset management and related administrative fees increased $36 million, or 15%, driven by higher financial assets under management and assets in non-discretionary asset-based programs at AMS, primarily due to market-driven appreciation in asset values and net inflows to PCG fee-based accounts.

Non-compensation expenses increased $17 million, or 18%, largely due to higher investment sub-advisory fees, resulting from the increase in assets under management in sub-advised programs, as well as higher communications and information processing expenses.

Six months ended March 31, 2025 compared with the six months ended March 31, 2024

Net revenues of $583 million increased 20% and pre-tax income of $246 million increased 27%.

Asset management and related administrative fees increased $94 million, or 20%, primarily driven by higher financial assets under management and assets in non-discretionary asset-based programs at AMS, primarily due to market-driven appreciation in asset values and net inflows to PCG fee-based accounts.

Compensation expenses increased $4 million, or 4%, primarily due to higher revenues, annual salary increases, and an increase in compensation costs to support our growth. Non-compensation expenses increased $39 million, or 21%, largely due to higher

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
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

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2025	2024	% change	2025	2024	% change
Revenues:
Interest income	$802	$868	(8)%	$1,649	$1,740	(5)%
Interest expense	(383)	(455)	(16)%	(816)	(901)	(9)%
Net interest income	419	413	1%	833	839	(1)%
All other	15	11	36%	26	26	—%
Net revenues	434	424	2%	859	865	(1)%
Non-interest expenses:
Compensation and benefits	45	48	(6)%	91	91	—%
Non-compensation expenses:
Bank loan provision for credit losses	16	21	(24)%	16	33	(52)%
RJBDP fees to PCG	183	206	(11)%	370	429	(14)%
All other	73	74	(1)%	147	145	1%
Total non-compensation expenses	272	301	(10)%	533	607	(12)%
Total non-interest expenses	317	349	(9)%	624	698	(11)%
Pre-tax income	$117	$75	56%	$235	$167	41%
Quarter ended March 31, 2025 compared with the quarter ended March 31, 2024

Net revenues of $434 million increased 2% and pre-tax income of $117 million increased 56%.

Net interest income increased $6 million, or 1%, primarily due to the impact of higher average interest-earning asset balances, particularly securities-based loans, partially offset by the impact of the decrease in short-term interest rates. The Bank segment net interest margin increased slightly to 2.67% from 2.66% for the prior-year quarter.

The bank loan provision for credit losses decreased $5 million compared with the prior-year quarter. The bank loan provision for credit losses for the current quarter primarily reflected the impacts of charge-offs of certain CRE and C&I loans and loan downgrades primarily related to our CRE loan portfolio. The bank loan provision for credit losses for the prior-year quarter primarily reflected the impacts of specific reserves, loan downgrades, and charge-offs in our CRE and C&I loan portfolios, partially offset by the favorable impact of an improved economic forecast at that time and net loan payments.
Compensation expenses decreased $3 million, or 6%, due to lower acquisition-related compensation expenses. Non-compensation expenses, excluding the bank loan provision for credit losses, decreased $24 million, or 9%, primarily due to a decrease in RJBDP fees paid to PCG. RJBDP fees paid to PCG decreased $23 million, or 11%, primarily due to the impact of the aforementioned decreases in short-term interest rates, partially offset by higher average RJBDP balances swept to the Bank segment. These Bank segment fees and the related revenues earned by the PCG segment are eliminated in consolidation (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Private Client Group” for further information about these servicing fees).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Six months ended March 31, 2025 compared with the six months ended March 31, 2024

Net revenues of $859 million decreased 1%, while pre-tax income of $235 million increased 41%.

Net interest income decreased $6 million, or 1%, primarily due to the impact of the decrease in short-term interest rates, partially offset by the impact of higher average interest-earning asset balances, particularly securities-based loans. The Bank segment net interest margin decreased to 2.63% from 2.70% for the prior-year period.

The bank loan provision for credit losses was $16 million for the current-year period, compared with $33 million for the prior-year period. The bank loan provision for credit losses for the current-year period primarily reflected the impacts of loan downgrades and charge-offs in our CRE and C&I loan portfolios, as well as the impacts of specific reserves. The bank loan provision for credit losses for the prior-year period primarily reflected the impacts of specific reserves, loan downgrades, and charge-offs in our C&I and CRE loan portfolios, partially offset by the favorable impacts of an improved economic forecast at that time and net loan payments.

Non-compensation expenses, excluding the bank loan provision for credit losses, decreased $57 million, or 10%, primarily due to a decrease in RJBDP fees paid to PCG. RJBDP fees paid to PCG decreased $59 million, or 14%, primarily due to the impact of the aforementioned decreases in short-term interest rates, partially offset by higher average RJBDP balances swept to the Bank segment. These Bank segment fees and the related revenues earned by the PCG segment are eliminated in consolidation.

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

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2025	2024	% change	2025	2024	% change
Revenues:
Interest income (1)	$34	$44	(23)%	$68	$93	(27)%
All other	4	(2)	NM	7	—	NM
Total revenues	38	42	(10)%	75	93	(19)%
Interest expense	(25)	(25)	—%	(50)	(50)	—%
Net revenues	13	17	(24)%	25	43	(42)%
Non-interest expenses:
Compensation and benefits	40	32	25%	76	49	55%
All other	7	(22)	NM	13	(16)	NM
Total non-interest expenses	47	10	370%	89	33	170%
Pre-tax income/(loss)	$(34)	$7	NM	$(64)	$10	NM

(1)Effective October 1, 2024, we updated our methodology for allocating interest income on certain cash balances to our segments, resulting in a reallocation of interest income from the Other segment to the PCG segment. Prior-period segment results have not been conformed to the current-period presentation.

Quarter ended March 31, 2025 compared with the quarter ended March 31, 2024

Pre-tax loss was $34 million, compared with pre-tax income of $7 million for the prior-year quarter.

Net revenues decreased $4 million due to a decrease in interest income which reflected the impact of a decrease in short-term interest rates. Partially offsetting the decrease in interest income was the impact of gains on our private equity investments compared with losses in the prior-year quarter.

Non-interest expenses increased $37 million, as the prior-year quarter reflected a net reserve release related to legal and regulatory matters, which did not reoccur in the current quarter and, to a lesser extent, higher expenses related to our growth.

Six months ended March 31, 2025 compared with the six months ended March 31, 2024

Pre-tax loss was $64 million, compared with pre-tax income of $10 million for the prior-year period.

Net revenues decreased $18 million due to a decrease in interest income which reflected the impact of a decrease in short-term interest rates. Partially offsetting the decrease in interest income was the impact of gains on our private equity investments in the current-year period.

Non-interest expenses increased $56 million, or 170%, primarily due to the aforementioned net reserve release related to legal and regulatory matters in the prior-year period, which did not reoccur in the current-year period, as well as higher compensation costs, communications and information processing expenses, and professional fees in the current-year period partially due to investments in our growth.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

STATEMENT OF FINANCIAL CONDITION ANALYSIS

The assets on our Condensed Consolidated Statements of Financial Condition consisted primarily of cash and cash equivalents, assets segregated for regulatory purposes and restricted cash (primarily segregated for the benefit of clients), receivables, including bank loans, financial instruments held either for trading purposes or as investments, goodwill and identifiable intangible assets, and other assets. A significant portion of our assets were liquid in nature providing us with flexibility in financing our business.

Total assets of $83.13 billion as of March 31, 2025 were $140 million higher than our total assets as of September 30, 2024. Banks loans, net increased $2.3 billion, largely due to continued growth in securities-based loans. This increase was partially offset by a $1.3 billion decrease in cash and cash equivalents predominantly driven by a decrease in cash held in our Bank segment, largely resulting from investments in bank loans, and an $821 million decrease in our available-for-sale securities primarily driven by net maturities. Collateralized agreements also decreased $198 million.

As of March 31, 2025, our total liabilities of $70.91 billion were $420 million, or 1%, less than our total liabilities as of September 30, 2024. Accrued compensation, commissions, and benefits decreased $411 million primarily due to the payment of prior-year bonuses during the period, other borrowings decreased $200 million due to the maturity and repayment of certain FHLB borrowings, and collateralized financings decreased $151 million. These decreases were partially offset by a $393 million increase in bank deposits.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
The following table presents the components of RJF’s regulatory capital used to calculate the aforementioned regulatory capital ratios.

$ in millions	March 31, 2025	September 30, 2024
Common equity tier 1 capital/Tier 1 capital
Common stock and related additional paid-in capital	$3,154	$3,253
Retained earnings	12,769	11,894
Treasury stock	(3,244)	(3,051)
Accumulated other comprehensive loss	(546)	(502)
Less: Goodwill and identifiable intangible assets, net of related deferred tax liabilities	(1,715)	(1,748)
Other adjustments	473	461
Common equity tier 1 capital	10,891	10,307
Preferred stock	79	79
Less: Tier 1 capital deductions	(4)	(3)
Tier 1 capital	10,966	10,383
Tier 2 capital
Qualifying subordinated debt	99	99
Qualifying allowances for credit losses	520	519
Tier 2 capital	619	618
Total capital	$11,585	$11,001

The following table presents RJF’s risk-weighted assets by exposure type used to calculate the aforementioned regulatory capital ratios.

$ in millions	March 31, 2025	September 30, 2024
Credit risk-weighted assets:
On-balance sheet assets:
Corporate exposures	$20,160	$19,118
Exposures to sovereign and government-sponsored entities (1)	1,449	1,611
Exposures to depository institutions, foreign banks, and credit unions	2,055	2,009
Exposures to public-sector entities	616	621
Residential mortgage exposures	4,952	4,760
Statutory multi-family mortgage exposures	213	213
High volatility commercial real estate exposures	54	83
Past due loans	327	284
Equity exposures	555	706
Securitization exposures	129	134
Other assets	9,535	9,894
Off-balance sheet:
Standby letters of credit	90	83
Commitments with original maturity of one year or less	170	181
Commitments with original maturity greater than one year	2,634	2,415
Over-the-counter derivatives	355	284
Other off-balance sheet items	389	429
Total credit risk-weighted assets	43,683	42,825
Market risk-weighted assets	3,003	2,800
Total standardized risk-weighted assets	$46,686	$45,625

(1)Exposure is predominantly to the U.S. government and its agencies.

Cash flows

Cash and cash equivalents (excluding amounts segregated for regulatory purposes and restricted cash) of $9.66 billion at March 31, 2025 decreased $1.3 billion compared with September 30, 2024. The decrease in cash and cash equivalents primarily resulted from net investments in bank loans, payments of prior-year bonuses, common stock repurchases, dividends paid on our common stock, and the repayment of certain FHLB borrowings during the period. These decreases were partially offset by net income, net maturities of available-for-sale securities, and an increase in bank deposits during the period.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Sources of liquidity

Approximately $2.49 billion of our total March 31, 2025 cash and cash equivalents was RJF corporate cash, which included the cash held at the parent company, as well as cash it loaned to RJ&A. As of March 31, 2025, RJF had loaned $1.74 billion to RJ&A (such amount is included in the RJ&A cash balance in the following table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

The following table presents our holdings of cash and cash equivalents.

$ in millions	March 31, 2025
RJF	$776
TriState Capital Bank	2,783
Raymond James Bank	2,297
RJ&A	2,145
RJ Ltd.	708
Raymond James Capital Services, LLC	158
Charles Stanley & Co. Limited (“Charles Stanley”)	137
Raymond James Trust Company of New Hampshire	131
Raymond James Financial Services, Inc.	115
Raymond James Investment Management	85
Other subsidiaries	327
Total cash and cash equivalents	$9,662

RJF maintained depository accounts at Raymond James Bank and TriState Capital Bank totaling $291 million as of March 31, 2025. The portion of this total that was available on demand without restrictions, which amounted to $259 million as of March 31, 2025, is reflected in the RJF cash balance and excluded from Raymond James Bank’s cash balance in the preceding table.

A large portion of the cash and cash equivalents balances at our non-U.S. subsidiaries, including RJ Ltd. and Charles Stanley, was held to meet regulatory requirements and was not available for use by the parent as of March 31, 2025.

In addition to the cash balances described, we have various other potential sources of cash available to the parent company from subsidiaries, as described in the following section.

Liquidity available from subsidiaries

Liquidity is principally available to RJF from RJ&A and Raymond James Bank.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934. As a member firm of the Financial Industry Regulatory Authority (“FINRA”), RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client balances. In addition, covenants in RJ&A’s committed financing arrangements require its net capital to be a minimum of 10% of aggregate debit items. At March 31, 2025, RJ&A significantly exceeded the minimum regulatory requirements, the covenants in its financing arrangements pertaining to net capital, as well as its internally-targeted net capital tolerances. FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements which may result in RJ&A limiting dividends it would otherwise remit to RJF. We evaluate regulatory requirements, loan covenants and certain internal tolerances when determining the amount of liquidity available to RJF from RJ&A.

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

As of March 31, 2025, RJF and RJ&A had the ability to borrow under our $750 million Credit Facility, a committed unsecured line of credit. We had no such borrowings outstanding under this facility as of March 31, 2025. See Note 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding our Credit Facility.

In addition to our Credit Facility, we have various uncommitted financing arrangements with third-party lenders, which are in the form of secured lines of credit, secured bilateral repurchase agreements, or unsecured lines of credit. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed and are generally collateralized by RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements (i.e., securities purchased under agreements to resell). As of March 31, 2025, we had outstanding borrowings under one uncommitted secured borrowing arrangements out of a total of 12 uncommitted financing arrangements (eight uncommitted secured and four uncommitted unsecured). However, lenders are generally under no contractual obligation to lend to us under uncommitted credit facilities. See Notes 6 and 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding these borrowings.

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

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in millions)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
March 31, 2025	$273	$299	$205	$268	$305	$215
December 31, 2024	$344	$345	$307	$318	$330	$267
September 30, 2024	$344	$402	$402	$337	$413	$413
June 30, 2024	$407	$374	$110	$349	$311	$181
March 31, 2024	$256	$371	$371	$244	$449	$449

Other borrowings and collateralized financings

We had $750 million in FHLB borrowings outstanding at March 31, 2025, comprised of floating-rate and fixed-rate advances. The interest rates on our floating-rate advances are based on SOFR. We use interest rate swaps to manage the risk of increases in interest rates associated with our floating-rate FHLB advances by converting the balances subject to variable interest rates to a fixed interest rate.

We pledge certain of our bank loans and available-for-sale securities with the FHLB as security for both the repayment of certain borrowings and to secure capacity for additional borrowings as needed. As of March 31, 2025, we had $9.49 billion in immediate credit available from the FHLB based on the collateral pledged. With the pledge of incremental collateral, we could further increase credit available to us from the FHLB. See Notes 6 and 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding bank loans and available-for-sale securities pledged with the FHLB and for additional information on our FHLB borrowings, including the related maturities and interest rates.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
As member banks, our bank subsidiaries have access to the Federal Reserve’s discount window and may have access to other lending programs that may be established by the Federal Reserve in unusual and exigent circumstances. As of March 31, 2025, our bank subsidiaries had pledged certain bank loans with the Federal Reserve and had $3.4 billion in immediate credit available from the FRB based on collateral pledged. Subsequent to March 31, 2025, we have continued to pledge incremental collateral, further increasing our credit available to us from the FRB. See Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding our assets pledged with the FRB.

A portion of our fixed income transactions are cleared through a third-party clearing organization, which provides financing for the purchase of trading instruments to support such transactions. The amount of financing is based on the amount of trading inventory financed, as well as any deposits held at the clearing organization. Amounts outstanding under this financing arrangement are collateralized by a portion of our trading inventory and accrue interest based on market rates. While we had borrowings outstanding as of March 31, 2025, the clearing organization is under no contractual obligation to lend to us under this arrangement.

At March 31, 2025, we had subordinated notes due May 2030 outstanding, with an aggregate principal amount of $98 million. See Note 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and Note 16 of our 2024 Form 10-K for additional information regarding these borrowings.

We may act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one counterparty and then lend them to another counterparty.  Where permitted, we have also loaned securities owned by clients or the firm to broker-dealers and other financial institutions.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balance of $582 million as of March 31, 2025 related to the securities loaned included in “Collateralized financings” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q. See Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and Note 2 of our 2024 Form 10-K for more information on our collateralized agreements and financings.

Senior notes payable

At March 31, 2025, we had aggregate outstanding senior notes payable of $2.04 billion, which, exclusive of any unaccreted premiums or discounts and debt issuance costs, was comprised of $500 million par 4.65% senior notes due April 2030, $800 million par 4.95% senior notes due July 2046, and $750 million par 3.75% senior notes due April 2051. See Note 17 of the Notes to Consolidated Financial Statements of our 2024 Form 10-K for additional information on our senior notes payable.

Credit ratings

Our issuer, senior long-term debt, and preferred stock credit ratings as of the most current report are detailed in the following table.

Credit Rating
	Fitch Ratings, Inc.	Moody’s	Standard & Poor’s Ratings Services
Issuer and senior long-term debt:
Rating	A-	A3	A-
Outlook	Stable	Stable	Stable
Last rating action	Affirmed	Affirmed	Affirmed
Date of last rating action	April 2025	March 2025	February 2025
Preferred stock:
Rating	BB+	Baa3 (hyb)	Not rated
Last rating action	Affirmed	Affirmed	N/A
Date of last rating action	April 2025	March 2025	N/A

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

Other sources and uses of liquidity

We have company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Certain of our non-qualified deferred compensation plans and other employee benefit plans are employee-directed (i.e., the participant chooses investment portfolio benchmarks) while others are company-directed. Of the company-owned life insurance policies which fund these plans, certain policies could be used as a source of liquidity for the firm. Those policies against which we could readily borrow had a cash surrender value of $1.19 billion as of March 31, 2025, comprised of $815 million related to employee-directed plans and $370 million related to company-directed plans, and we were able to borrow up to 90%, or $1.07 billion, of the March 31, 2025 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to the employee-directed plans. There were no borrowings outstanding against any of these policies as of March 31, 2025.

On May 8, 2024, we filed a “universal” shelf registration statement with the SEC pursuant to which we can issue debt, equity and other capital instruments if and when necessary or perceived by us to be opportune. Subject to certain conditions, this registration statement will be effective through May 8, 2027.

We purchase our own common stock from time to time in conjunction with a number of activities, which are described in further detail in Note 17 and “Part II - Item 2 - Unregistered sales of equity securities and use of proceeds” of this Form 10-Q. In periods where our capital and liquidity position are strong, and subject to our Board of Directors’ common stock repurchase authorization limit, we may purchase higher quantities of our shares on a more consistent basis than we have historically as part of our capital deployment strategies.

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

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of March 31, 2025, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF, Raymond James Bank, and TriState Capital Bank were categorized as “well-capitalized” as of March 31, 2025. The maintenance of certain risk-based and other regulatory capital levels could influence various capital allocation decisions impacting one or more of our businesses.  However, due to the current capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities. See Note 21 of the Notes to Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources - Capital structure” of this Form 10-Q for additional information on regulatory capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
RJF and certain of its subsidiaries are subject to regular reviews and inspections by regulatory authorities and SROs. In addition, regulatory agencies and SROs institute investigations from time to time into industry practices, among other things. For example, beginning in August 2024, the SEC’s Division of Enforcement requested information regarding our practices related to cash sweep programs for investment advisory clients and is reportedly conducting similar reviews at other financial institutions. The firm has been cooperating with this inquiry. In addition, in August and December 2024, a total of three putative class action lawsuits were filed in federal district court alleging, among other things, that the firm breached its fiduciary duties or agreements with regard to rates paid to clients in our cash sweep programs. All three cases have been consolidated, and we intend to vigorously defend against these lawsuits.

The SEC adopted final rules mandating central clearing of cash, repurchase, and reverse repurchase transactions in U.S. Treasuries. In February 2025, the SEC extended the compliance dates for these rules by one year to December 2026 for cash market transactions and to June 2027 for repurchase and reverse repurchase transactions. We are continuing to monitor the status of this rule while evaluating the impact the rule will have on our business practices, financial position, and results of operations.

In December 2024, the SEC adopted a final rule amending SEC Rules 15c3-3, the Customer Protection rule, and 15c3-1, the Net Capital rule. These amendments will require large clearing/carrying broker-dealers, including RJ&A, to compute customer and Proprietary Account of Broker-dealer reserve requirements and make any required reserve account deposits daily rather than the current weekly requirement. The effective date for the regulation is December 31, 2025. We are monitoring the status of this rule while evaluating the impact the rule will have on our business practices, financial position, and results of operations.

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

We generally estimate the allowance for credit losses on bank loans using credit risk models which incorporate relevant available information from internal and external sources relating to past events, current conditions, and most notably, reasonable and supportable economic forecasts. After testing the reasonableness of a variety of economic forecast scenarios, each model is run using a single forecast scenario selected for each model. Our forecasts incorporate assumptions related to macroeconomic indicators as of March 31, 2025 including, but not limited to, U.S. gross domestic product, equity market indices, unemployment rates, and commercial real estate and residential home price indices.

To demonstrate the sensitivity of credit loss estimates on our bank loan portfolio to macroeconomic forecasts, we compared our modeled estimates under the base case economic scenario used to estimate the allowance for credit losses as of March 31, 2025,

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
to what our estimate would have been under a downside case scenario and an upside case scenario, without considering any offsetting effects in the qualitative component of our allowance for credit losses as of March 31, 2025. As of March 31, 2025, use of the downside case scenario would have resulted in an increase of approximately $180 million in the quantitative portion of our allowance for credit losses on bank loans, while the use of the upside case scenario would have resulted in a reduction of approximately $30 million in the quantitative portion of our allowance for credit losses on bank loans at March 31, 2025. These hypothetical outcomes reflect the relative sensitivity of the modeled portion of our allowance estimate to macroeconomic forecasted scenarios but do not consider any potential impact qualitative adjustments could have on the allowance for credit losses in such environments. Qualitative adjustments could either increase or decrease modeled loss estimates calculated using an alternative economic scenario assumption. Further, such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance for a number of reasons including: (1) management’s predictions of future economic trends and relationships among the scenarios may differ from actual events; and (2) management’s application of subjective measures to modeled results through the qualitative portion of the allowance for credit losses when appropriate. The downside case scenario utilized in this hypothetical sensitivity analysis assumes a moderate recession. To the extent macroeconomic conditions worsen beyond those assumed in this downside case scenario, we could incur provisions for credit losses significantly in excess of those estimated in this analysis.

See Note 2 of the Notes to Consolidated Financial Statements of our 2024 Form 10-K for information regarding our methodologies and assumptions used in estimating the allowance for credit losses. See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding our allowance for credit losses related to bank loans as of March 31, 2025.

Loss provisions for legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of the Notes to Consolidated Financial Statements of our 2024 Form 10-K. In addition, refer to Note 16 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding legal and regulatory matters contingencies as of March 31, 2025.

ACCOUNTING STANDARDS UPDATE

In November 2023, the Financial Accounting Standards Board (“FASB”) issued amended guidance related to disclosures for segment reporting (ASU 2023-07). The amendment requires a public entity to disclose on an annual and interim basis, for each reportable segment, the significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The guidance also requires a public entity to disclose, for each reportable segment, an amount for other segment items (those not captured as a significant expense) and the reported measure of a segment’s profit or loss. This new guidance is effective for annual periods beginning in our fiscal 2025 and interim periods beginning in our fiscal first quarter of 2026 with early adoption permitted, although we do not plan to early adopt. This guidance will be applied on a retrospective basis. Since this amendment only requires additional disclosures, adoption of this ASU will not have an impact on our financial condition, results of operations, or cash flows.

In December 2023, the FASB issued amended guidance related to disclosures for income taxes (ASU 2023-09). The amendment requires a public entity to enhance its existing annual tabular reconciliation of its statutory income tax rate to its effective tax rate, with certain reconciling items at or above 5% of the applicable statutory income tax rate broken out by nature and/or jurisdiction. The guidance also requires an entity to disclose income taxes paid (net of refunds received), disaggregated by federal, state, and foreign taxes, and net amounts paid to an individual jurisdiction when they represent 5% or more of the total income taxes paid. This new guidance is effective for annual periods beginning in our fiscal 2026 with early adoption permitted, although we do not plan to early adopt. This guidance will be applied on a prospective basis with retrospective application permitted. Since this amendment only requires additional disclosures, adoption of this ASU will not have an impact on our financial condition, results of operations, or cash flows.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
In November 2024, the FASB issued amended guidance related to disclosure of disaggregated expenses (ASU 2024-03). This amendment requires public business entities to provide detailed disclosures in the notes to financial statements disaggregating specific expense categories, including employee compensation, depreciation, and intangible asset amortization, as well as certain other disclosures to provide enhanced transparency into the nature and function of expenses. This new guidance is effective for annual periods beginning in our fiscal 2028 and interim periods beginning in our fiscal first quarter of 2029 with early adoption permitted, although we do not plan to early adopt. This guidance will be applied on a prospective basis with retrospective application permitted. Since this amendment only requires additional disclosures, adoption of this ASU will not have an impact on our financial condition, results of operations, or cash flows.

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

	Six months ended March 31, 2025		Period-end VaR			Three months ended March 31,		Six months ended March 31,
$ in millions	High	Low	March 31, 2025	September 30, 2024	$ in millions	2025	2024	2025	2024
Daily VaR	$4	$1	$3	$2	Average daily VaR	$3	$2	$3	$2

We perform daily back-testing procedures for our VaR model, as defined by the Fed’s MRR, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income, and intraday trading. Regulatory-defined daily trading losses are used to evaluate the performance of our VaR model and are not comparable to our actual daily net revenues. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the three months ended March 31, 2025, our regulatory-defined daily losses in our trading portfolios did not exceed our predicted VaR. During the six months ended March 31, 2025, our regulatory-defined daily losses in our trading portfolios exceeded our predicted VaR on one occasion.

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

One of the objectives of our Asset and Liability Committee is to manage the sensitivity of net interest income to changes in market interest rates. This committee uses several measures to monitor and limit interest rate risk in our banking operations, including scenario analysis and economic value of equity (“EVE”). We utilize hedging strategies using interest rate swaps in our banking operations as a component of our asset and liability management process. For additional information regarding this hedging strategy, see Note 2 of the Notes to Consolidated Financial Statements of our 2024 Form 10-K and Notes 5, 13 and 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. We also manage interest rate risk as part of our liquidity management framework. See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” of this Form 10-Q for additional information.

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
The following table is an analysis of our banking operations’ estimated net interest income over a 12-month period based on instantaneous shifts in interest rates (expressed in basis points) using our previously described asset/liability model, which assumes a dynamic balance sheet, a weighted-average deposit beta on our interest-bearing deposit accounts without stated maturities of approximately 70% as interest rates rise and approximately 60% as interest rates fall, and that interest rates do not decline below zero. While not presented, additional rate scenarios are performed, including interest rate ramps and yield curve shifts that may more realistically mimic the speed of potential interest rate movements. We also perform simulations on time horizons of up to five years to assess longer-term impacts to various interest rate scenarios. On a quarterly basis, we test expected model results to actual performance. Additionally, any changes made to key assumptions in the model are documented and approved by the Asset and Liability Committee.

Instantaneous changes in rate (1)	Net interest income ($ in millions)	Projected change in net interest income
+200	$1,888	3%
+100	$1,875	2%
0	$1,834	—%
-100	$1,762	(4)%
-200	$1,664	(9)%

(1)Our 0-basis point scenario was based on interest rates as of March 31, 2025.

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

We have classified all of our investments in debt securities in our banking operations as available-for-sale and have not classified any of our investments in debt securities as held-to-maturity. In our available-for-sale securities portfolio, we hold primarily fixed-rate agency-backed MBS, agency-backed CMOs, and U.S. Treasuries, which are carried at fair value on our Condensed Consolidated Statements of Financial Condition, with changes in the fair value of the portfolio recorded through OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. As the majority of our available-for-sale securities portfolio is comprised of U.S. government and government agency-backed securities, changes in fair value are primarily driven by changes in interest rates. At March 31, 2025, our available-for-sale securities portfolio had a fair value of $7.44 billion with a weighted-average yield of 2.23% and a weighted-average life, after factoring in estimated prepayments, of 3.9 years. To evaluate the interest rate sensitivity of our available-for-sale securities portfolio we also monitor, among other things, effective duration, defined as the approximate percentage change in price for a 100-basis point change in rates. As of March 31, 2025, the effective duration of our available-for-sale securities portfolio was approximately 3.42, which means that we would expect the market value of our available-for-sale securities portfolio to increase approximately 3.42% for every 100-basis point decline in interest rates and decline approximately 3.42% for every 100-basis point increase in interest rates. See Note 2 of the Notes to Consolidated Financial Statements of our 2024 Form 10-K and Note 4 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on our available-for-sale securities portfolio.

The Asset and Liability Committee also reviews EVE, which is a point in time analysis of current interest-earning assets and interest-bearing liabilities that incorporates cash flows over their estimated remaining lives, discounted at current rates. The EVE approach is based on a static balance sheet and provides an indicator of future earnings and capital levels as the changes in EVE indicate the anticipated change in the value of future cash flows. We monitor sensitivity to changes in EVE utilizing Board of Directors-approved limits. These limits set a risk tolerance to changing interest rates and assist in determining strategies for mitigating this risk as EVE approaches these limits. As of March 31, 2025, our EVE analyses were within approved limits.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
The following table shows the maturities of our bank loan portfolio at March 31, 2025, including contractual principal repayments.  Maturities are generally determined based upon contractual terms; however, rollovers or extensions that are included for the purposes of measuring the allowance for credit losses are reflected in maturities in the following table. This table does not include any estimates of prepayments, which could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the table.

	Due in
$ in millions	One year or less	> One year - five years	> Five years - fifteen years	> Fifteen years	Total
SBL	$17,102	$495	$10	$1	$17,608
C&I loans	1,295	5,508	3,624	35	10,462
CRE loans	677	5,341	1,527	24	7,569
REIT loans	504	1,285	5	—	1,794
Residential mortgage loans	6	26	150	9,619	9,801
Tax-exempt loans	64	370	834	—	1,268
Total loans held for investment	19,648	13,025	6,150	9,679	48,502
Held for sale loans	—	—	89	134	223
Total loans held for sale and investment	$19,648	$13,025	$6,239	$9,813	$48,725

The following table shows the distribution of the recorded investment of those bank loans that mature in more than one year between fixed and adjustable interest rate loans at March 31, 2025.

	Interest rate type
$ in millions	Fixed	Adjustable	Total
SBL	$64	$442	$506
C&I loans	891	8,276	9,167
CRE loans	406	6,486	6,892
REIT loans	—	1,290	1,290
Residential mortgage loans (1)	210	9,585	9,795
Tax-exempt loans	1,204	—	1,204
Total loans held for investment	2,775	26,079	28,854
Held for sale loans	7	216	223
Total loans held for sale and investment	$2,782	$26,295	$29,077

(1)Adjustable rate residential mortgage loans included loans which were still in their fixed-rate period at March 31, 2025
Contractual loan terms for SBL, C&I loans, CRE loans, REIT loans, and residential mortgage loans may include an interest rate floor, cap and/or fixed interest rates for a certain period of time, which would impact the timing of the interest rate reset for the respective loan. See the discussion within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk - Risk monitoring process” section of this Form 10-Q for additional information regarding our interest-only residential mortgage loan portfolio.

Our banking operations are also subject to foreign exchange risk due to our investments in foreign subsidiaries as well as transactions and resulting balances denominated in a currency other than the U.S. dollar (“USD”). For example, our bank loan portfolio includes loans which are denominated in Canadian dollars (“CAD”), totaling $1.01 billion and $1.23 billion at March 31, 2025 and September 30, 2024, respectively, when converted to the USD using the spot rate at that time. A majority of such loans are held in a Canadian subsidiary of Raymond James Bank. Raymond James Bank utilizes short-term, forward foreign exchange contracts to mitigate its foreign exchange risk related to such investment in the Canadian subsidiary. These derivatives are primarily accounted for as net investment hedges in the condensed consolidated financial statements. See Note 2 of the Notes to Consolidated Financial Statements of our 2024 Form 10-K and Note 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding these derivatives.

Other sources of foreign exchange risk

Investments in non-bank foreign subsidiaries

At March 31, 2025, we had foreign exchange risk in our investment in RJ Ltd. of CAD 485 million and in our investment in Raymond James Wealth Management, our U.K. PCG subsidiary, of £314 million, which were not hedged. We had other, less significant investments in foreign domiciled subsidiaries, primarily in Europe, which were not hedged; however, we do not

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
believe we had material foreign exchange risk either individually, or in the aggregate, pertaining to these subsidiaries as of March 31, 2025. Foreign exchange gains/losses related to our foreign investments are primarily reflected in OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 17 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding our components of OCI.

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

	Three months ended March 31,				Six months ended March 31,
	2025		2024		2025		2024
$ in millions	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans
C&I loans	$(8)	0.31%	$(23)	0.89%	$(12)	0.23%	$(29)	0.56%
CRE loans	(7)	0.37%	(5)	0.27%	(7)	0.18%	(7)	0.19%
Total loans held for investment	$(15)	0.13%	$(28)	0.25%	$(19)	0.08%	$(36)	0.16%

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

$ in millions	March 31, 2025	September 30, 2024
Nonperforming loans (1)	$214	$175
Nonperforming assets	$214	$175

Nonperforming loans as a % of total loans held for sale and investment	0.44%	0.38%
Allowance for credit losses as a % of nonperforming loans	211%	261%
Nonperforming assets as a % of Bank segment total assets	0.34%	0.28%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
(1)Nonperforming loans at March 31, 2025 and September 30, 2024 included $128 million and $89 million, respectively, of loans, which were current pursuant to their contractual terms.

See the table summarizing nonaccrual loans by portfolio segment in Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

Although our nonperforming assets as a percentage of our Bank segment’s assets remained low as of March 31, 2025, any prolonged period of market deterioration could result in an increase in our nonperforming assets, an increase in our allowance for credit losses and/or an increase in net charge-offs in future periods, although the extent would depend on future developments that are highly uncertain.

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

Risk monitoring process

Another component of credit risk strategy for our bank loan portfolio is the ongoing risk monitoring and review processes, including our independent loan review process, as well as our processes to manage and limit credit losses arising from loan delinquencies. There are various other factors included in these processes, depending on the loan portfolio. There were no significant changes to those processes during the three months ended March 31, 2025. See further discussion of our risk monitoring process in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk - Banking activities” of our 2024 Form 10-K.

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

	Amount of delinquent residential mortgage loans			Delinquent residential mortgage loans as a percentage of outstanding residential mortgage loan balances
$ in millions	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
March 31, 2025	$5	$10	$15	0.05%	0.10%	0.15%
September 30, 2024	$6	$8	$14	0.07%	0.08%	0.15%

Our March 31, 2025 percentage of over 30 day delinquent residential mortgage loans compares favorably to the national average of 1.94%, as most recently reported by the Fed.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Credit risk is also managed by diversifying the residential mortgage portfolio. Most of the loans in our residential loan portfolio are to PCG clients across the U.S. The following table details the geographic concentrations (top five states) of our one-to-four family residential mortgage loans.

	March 31, 2025
	Loans outstanding as a % of total residential mortgage loans held for sale and investment	Loans outstanding as a % of total loans held for sale and investment
California	22%	4%
Florida	18%	4%
Texas	8%	2%
New York	8%	2%
Colorado	4%	1%

The occurrence of a natural disaster or severe weather event in any of these states, for example wildfires in California and hurricanes in Florida, could result in additional credit loss provisions and/or charge-offs on our loans in such states and therefore negatively impact our net income and regulatory capital in any given period.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize.  At March 31, 2025 and September 30, 2024, these loans totaled $2.97 billion and $2.96 billion, respectively, or approximately 30% and 31% of the residential mortgage portfolio, respectively.  The weighted-average number of years before the remainder of the loans, which were still in their interest-only period at March 31, 2025, begins amortizing is five years.

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

	March 31, 2025
	Loans outstanding as a % of total corporate bank loans held for sale and investment	Loans outstanding as a % of total loans held for sale and investment
Multi-family	12%	5%
Industrial warehouse	10%	4%
Loan fund	8%	3%
Office real estate	7%	3%
Subscription lines	5%	2%

Market-wide corporate loan growth has remained muted in our fiscal second quarter of 2025, but we believe we are well-positioned to increase lending as new origination activity increases, which may increase provisions for credit losses in future periods. We continue to closely monitor economic and other factors that may impact our borrowers and corporate loan portfolio, including the potential impact of any changes in international trade policies on certain corporate borrowers, which could impact our provision for credit losses in future periods.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Risks related to our CRE loans, specifically, office real estate loans, continue to be impacted by corporate remote work policies, pressure from the relatively high interest rate environment that persisted throughout most of our fiscal 2024, uncertainty related to tenant lease renewals, and elevated refinancing risk for loans with near-term maturities, among other issues. As of March 31, 2025, our highest industry concentrations within our CRE portfolio were multi-family, industrial warehouse, and office real estate, and the concentrations of such loans were generally consistent with those for our corporate loan portfolio detailed in the preceding table. Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk - Banking activities” of our 2024 Form 10-K for further information on our CRE loans and a discussion of our risk monitoring process for these loans. There were no significant changes to those processes during the six months ended March 31, 2025. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on our credit metrics related to our CRE loan portfolio.

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

Periods of severe market volatility can result in a significantly higher level of transactions on specific days, which may present operational challenges from time to time that may result in losses. These losses can result from, but are not limited to, trade errors, failed transaction settlements, late collateral calls to borrowers and counterparties, or interruptions to our system processing. We did not incur any significant losses related to such operational challenges during the six months ended March 31, 2025 or 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
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

Changes in Internal Control over Financial Reporting

There were no changes during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered securities for the six months ended March 31, 2025.

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described in the following paragraphs. The following table presents information on our purchases of our own stock, on a monthly basis, for the six months ended March 31, 2025.

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) at each month-end of securities that may yet be purchased under the plans or programs
October 1, 2024 – October 31, 2024	—	$—	—	$644
November 1, 2024 – November 30, 2024	427	$154.42	—	$644
December 1, 2024 – December 31, 2024	371,287	$161.98	310,302	$1,450
First quarter	371,714	$161.97	310,302

January 1, 2025 – January 31, 2025	23,435	$162.69	—	$1,450
February 1, 2025 – February 28, 2025	315,686	$158.54	315,391	$1,400
March 1, 2025 – March 31, 2025	1,402,024	$142.78	1,399,870	$1,200
Second quarter	1,741,145	$145.91	1,715,261

Fiscal year-to-date total	2,112,859	$148.74	2,025,563

In December 2024, the Board of Directors authorized repurchase of our common stock in an aggregate amount of up to $1.5 billion, which replaced the previous authorization. For additional information about our share repurchase activities, see Note 17 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
ITEM 5. OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2025.

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

10.1	*	Amended and Restated Raymond James Financial, Inc. 2003 Employee Stock Purchase Plan (as amended through February 20, 2025).
10.2	*	Form of Deferred Share Unit Agreement for Directors (Deferred Payment Event) under the Amended and Restated 2012 Stock Incentive Plan.
10.3	*	Form of Deferred Share Unit Agreement for Directors (Separation from Service Election) under the Amended and Restated 2012 Stock Incentive Plan.
31.1		Certification of Paul M. Shoukry pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Jonathan W. Oorlog, Jr. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Paul M. Shoukry and Jonathan W. Oorlog, Jr. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*    Indicates a management contract or compensatory plan or arrangement in which a director or executive officer participates.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	May 7, 2025	/s/ Paul M. Shoukry
Paul M. Shoukry
Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2025	/s/ Jonathan W. Oorlog, Jr.
Jonathan W. Oorlog, Jr.
Chief Financial Officer (Principal Financial Officer)