Form 10-Q
period 2025-06-30
RAYMOND JAMES FINANCIAL INC
filed 2025-08-06
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
199,383,976 shares of common stock as of August 4, 2025

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Index
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in millions, except per share amounts	June 30, 2025	September 30, 2024
Assets:
Cash and cash equivalents	$9,195	$10,998
Assets segregated for regulatory purposes and restricted cash	3,770	3,350
Collateralized agreements	941	749
Financial instruments, at fair value:
Trading assets ($1,124 and $1,263 pledged as collateral)	1,349	1,480
Available-for-sale securities ($11 and $11 pledged as collateral)	7,165	8,260
Derivative assets	73	103
Other investments ($8 and $7 pledged as collateral)	315	302
Brokerage client receivables, net	2,917	2,711
Other receivables, net	1,791	1,825
Bank loans, net	49,840	45,994
Loans to financial advisors, net	1,500	1,326
Deferred income taxes, net	642	651
Goodwill and identifiable intangible assets, net	1,860	1,886
Other assets	3,457	3,357
Total assets	$84,815	$82,992

Liabilities and shareholders’ equity:
Bank deposits	$57,249	$56,010
Collateralized financings	883	938
Financial instrument liabilities, at fair value:
Trading liabilities	920	976
Derivative liabilities	210	224
Brokerage client payables	6,215	5,825
Accrued compensation, commissions and benefits	2,215	2,325
Other payables	1,973	1,938
Other borrowings	849	1,049
Senior notes payable	2,040	2,040
Total liabilities	72,554	71,325
Commitments and contingencies (see Note 16)
Shareholders’ equity
Preferred stock	79	79
Common stock; $.01 par value; 650,000,000 shares authorized; 250,080,849 shares issued and 199,985,079 shares outstanding as of June 30, 2025; 249,972,182 shares issued and 203,291,449 shares outstanding as of September 30, 2024	3	2
Additional paid-in capital	3,202	3,251
Retained earnings	13,104	11,894
Treasury stock, at cost; 50,095,770 and 46,680,733 common shares as of June 30, 2025 and September 30, 2024, respectively	(3,691)	(3,051)
Accumulated other comprehensive loss	(438)	(502)
Total equity attributable to Raymond James Financial, Inc.	12,259	11,673
Noncontrolling interests	2	(6)
Total shareholders’ equity	12,261	11,667
Total liabilities and shareholders’ equity	$84,815	$82,992
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
in millions, except per share amounts	2025	2024	2025	2024
Revenues:
Asset management and related administrative fees	$1,733	$1,611	$5,201	$4,534
Brokerage revenues:
Securities commissions	431	416	1,302	1,213
Principal transactions	128	116	396	369
Total brokerage revenues	559	532	1,698	1,582
Account and service fees	302	328	965	982
Investment banking	212	183	753	543
Interest income	990	1,057	2,980	3,159
Other	46	51	125	120
Total revenues	3,842	3,762	11,722	10,920
Interest expense	(444)	(534)	(1,384)	(1,561)
Net revenues	3,398	3,228	10,338	9,359
Non-interest expenses:
Compensation, commissions and benefits	2,202	2,090	6,678	6,054
Non-compensation expenses:
Communications and information processing	191	166	553	481
Occupancy and equipment	77	75	224	220
Business development	77	72	209	193
Investment sub-advisory fees	56	48	163	132
Professional fees	42	38	110	103
Bank loan provision/(benefit) for credit losses	15	(10)	31	23
Other	175	105	387	270
Total non-compensation expenses	633	494	1,677	1,422
Total non-interest expenses	2,835	2,584	8,355	7,476
Pre-tax income	563	644	1,983	1,883
Provision for income taxes	127	152	452	417
Net income	436	492	1,531	1,466
Preferred stock dividends	1	1	4	4
Net income available to common shareholders	$435	$491	$1,527	$1,462

Earnings per common share – basic	$2.16	$2.37	$7.51	$7.02
Earnings per common share – diluted	$2.12	$2.31	$7.35	$6.85
Weighted-average common shares outstanding – basic	201.2	206.8	203.0	207.9
Weighted-average common and common equivalent shares outstanding – diluted	205.5	212.3	207.6	213.1

Net income	$436	$492	$1,531	$1,466
Other comprehensive income/(loss), net of tax:
Available-for-sale securities	53	11	42	255
Currency translations, net of the impact of net investment hedges	58	(2)	24	16
Cash flow hedges	(3)	(2)	(2)	(17)
Total other comprehensive income, net of tax	108	7	64	254
Total comprehensive income	$544	$499	$1,595	$1,720

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
$ in millions, except per share amounts	2025	2024	2025	2024
Preferred stock:
Balance beginning of period	$79	$79	$79	$79
Share issuances	—	—	—	—
Balance end of period	79	79	79	79

Common stock, par value $.01 per share:
Balance beginning of period	3	2	2	2
Share issuances due to vesting of restricted stock units and employee stock purchases	—	—	1	—
Balance end of period	3	2	3	2

Additional paid-in capital:
Balance beginning of period	3,151	3,186	3,251	3,143
Share-based compensation amortization	50	52	195	196
Employee stock purchases	5	10	22	32
Distributions due to vesting of restricted stock units and exercise of stock options, net of forfeitures	(4)	(27)	(266)	(150)
Balance end of period	3,202	3,221	3,202	3,221

Retained earnings:
Balance beginning of period	12,769	10,988	11,894	10,213
Net income attributable to Raymond James Financial, Inc.	436	492	1,531	1,466
Common and preferred stock cash dividends declared (see Note 17)	(101)	(95)	(321)	(294)
Balance end of period	13,104	11,385	13,104	11,385

Treasury stock:
Balance beginning of period	(3,244)	(2,547)	(3,051)	(2,252)
Purchases	(452)	(246)	(766)	(618)
Reissuances due to vesting of restricted stock units and exercise of stock options	5	20	126	97
Balance end of period	(3,691)	(2,773)	(3,691)	(2,773)

Accumulated other comprehensive income/(loss):
Balance beginning of period	(546)	(724)	(502)	(971)
Other comprehensive income, net of tax	108	7	64	254
Balance end of period	(438)	(717)	(438)	(717)
Total equity attributable to Raymond James Financial, Inc.	$12,259	$11,197	$12,259	$11,197

Noncontrolling interests:
Balance beginning of period	15	(5)	(6)	(27)
Net changes in noncontrolling interests	(13)	(2)	8	20
Balance end of period	2	(7)	2	(7)
Total shareholders’ equity	$12,261	$11,190	$12,261	$11,190
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
$ in millions	2025	2024
Cash flows from operating activities:
Net income	$1,531	$1,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143	132
Deferred income taxes, net	(4)	(28)
Premium and discount amortization on available-for-sale securities and bank loans and net unrealized gains/losses on other investments	(19)	(30)
Provisions for credit losses and legal and regulatory matters, net	107	—
Share-based compensation expense	199	201
Unrealized gains on corporate-owned life insurance policies, net of expenses	(68)	(174)
Other	23	18
Net change in:
Collateralized agreements, net of collateralized financings	(247)	664
Loans (provided to) financial advisors, net of repayments	(194)	(146)
Brokerage client receivables and other receivables, net	(170)	(509)
Trading instruments, net	77	(78)
Derivative instruments, net	31	35
Other assets	78	(18)
Brokerage client payables and other payables	331	72
Accrued compensation, commissions and benefits	(109)	59
Purchases and originations of loans held for sale, net of proceeds from sales of securitizations and loans held for sale	(71)	(19)
Net cash provided by operating activities	1,638	1,645

Cash flows from investing activities:
Increase in bank loans, net	(4,044)	(1,737)
Proceeds from sales of loans held for investment	218	337
Purchases of available-for-sale securities	(480)	(397)
Available-for-sale securities maturations, repayments and redemptions	1,531	1,279
Proceeds from sales of available-for-sale securities	78	—
Additions to property and equipment	(144)	(155)
Sales/(purchases) of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock, net	8	—
Renewable energy tax credit equity investments	—	(15)
Other investing activities, net	(65)	(69)
Net cash used in investing activities	(2,898)	(757)

Cash flows from financing activities:
Increase in bank deposits	1,239	202
Repurchases of common stock and share-based awards withheld for payment of withholding tax requirements	(914)	(655)
Dividends on common and preferred stock	(314)	(288)
Exercise of stock options and employee stock purchases	26	37
Proceeds from FHLB advances	750	1,300
Repayments of FHLB advances	(950)	(1,350)
Other financing, net	(8)	(2)
Net cash used in financing activities	(171)	(756)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended June 30,
$ in millions	2025	2024
Currency adjustment:
Effect of exchange rate changes on cash and cash equivalents, including those segregated for regulatory purposes	48	56
Net increase/(decrease) in cash and cash equivalents, including those segregated for regulatory purposes and restricted cash	(1,383)	188
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at beginning of year	14,348	12,548
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of period	$12,965	$12,736

Cash and cash equivalents	$9,195	$9,095
Cash and cash equivalents segregated for regulatory purposes and restricted cash	3,770	3,641
Total cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of period	$12,965	$12,736

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,394	$1,575
Cash paid for income taxes, net	$510	$548
Cash outflows for lease liabilities	$99	$91
Non-cash right-of-use assets recorded for new and modified leases	$78	$51

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2025

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

$ in millions	Level 1	Level 2	Level 3	Netting adjustments (1)	Balance as of June 30, 2025
Assets at fair value on a recurring basis:
Trading assets:
Municipal and provincial obligations	$10	$298	$—	$—	$308
Corporate obligations	15	628	—	—	643
Government and agency obligations	28	119	—	—	147
Agency mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMOs”) and asset-backed securities (“ABS”)	—	171	—	—	171
Non-agency CMOs and ABS	—	39	—	—	39
Total debt securities	53	1,255	—	—	1,308
Equity securities	8	5	—	—	13
Brokered certificates of deposit	—	26	—	—	26
Other	—	—	2	—	2
Total trading assets	61	1,286	2	—	1,349
Available-for-sale securities (2)	432	6,733	—	—	7,165
Derivative assets:
Interest rate	11	322	—	(261)	72
Other	—	—	1	—	1
Total derivative assets	11	322	1	(261)	73
All other investments:
Government and agency obligations (3)	91	—	—	—	91
Other	106	1	7	—	114
Total all other investments	197	1	7	—	205
Other assets - client-owned fractional shares	155	—	—	—	155
Subtotal	856	8,342	10	(261)	8,947
Other investments - private equity - measured at net asset value (“NAV”)					110
Total assets at fair value on a recurring basis	$856	$8,342	$10	$(261)	$9,057

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$2	$—	$—	$—	$2
Corporate obligations	—	616	—	—	616
Government and agency obligations	153	—	—	—	153
Agency MBS and CMOs	—	25	—	—	25
Total debt securities	155	641	—	—	796
Equity securities	124	—	—	—	124
Total trading liabilities	279	641	—	—	920
Derivative liabilities:
Interest rate	11	327	—	(131)	207
Foreign exchange	—	3	—	—	3
Total derivative liabilities	11	330	—	(131)	210
Other payables - repurchase liabilities related to client-owned fractional shares	155	—	—	—	155
Total liabilities at fair value on a recurring basis	$445	$971	$—	$(131)	$1,285

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

$ in millions	Level 1	Level 2	Level 3	Netting adjustments (1)	Balance as of September 30, 2024
Assets at fair value on a recurring basis:
Trading assets:
Municipal and provincial obligations	$2	$304	$—	$—	$306
Corporate obligations	12	630	—	—	642
Government and agency obligations	49	144	—	—	193
Agency MBS, CMOs, and ABS	—	205	—	—	205
Non-agency CMOs and ABS	—	95	—	—	95
Total debt securities	63	1,378	—	—	1,441
Equity securities	14	2	—	—	16
Brokered certificates of deposit	—	20	—	—	20
Other	—	—	3	—	3
Total trading assets	77	1,400	3	—	1,480
Available-for-sale securities (2)	704	7,556	—	—	8,260
Derivative assets:
Interest rate	3	335	—	(246)	92
Foreign exchange	—	7	—	—	7
Other	—	—	4	—	4
Total derivative assets	3	342	4	(246)	103
All other investments:
Government and agency obligations (3)	91	—	—	—	91
Other	101	1	7	—	109
Total all other investments	192	1	7	—	200
Other assets - client-owned fractional shares	133	—	—	—	133
Subtotal	1,109	9,299	14	(246)	10,176
Other investments - private equity - measured at NAV					102
Total assets at fair value on a recurring basis	$1,109	$9,299	$14	$(246)	$10,278

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$5	$—	$—	$—	$5
Corporate obligations	—	598	—	—	598
Government and agency obligations	243	6	—	—	249
Agency MBS and CMOs	—	26	—	—	26
Total debt securities	248	630	—	—	878
Equity securities	97	1	—	—	98
Total trading liabilities	345	631	—	—	976
Derivative liabilities:
Interest rate	3	343	—	(123)	223
Foreign exchange	—	1	—	—	1
Total derivative liabilities	3	344	—	(123)	224
Other payables - repurchase liabilities related to client-owned fractional shares	133	—	—	—	133
Total liabilities at fair value on a recurring basis	$481	$975	$—	$(123)	$1,333

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

Three months ended June 30, 2025 Level 3 instruments at fair value
	Financial assets
	Trading assets	Derivative assets	Other investments
$ in millions	Other	Other	All other
Fair value beginning of period	$1	$6	$7
Total gains/(losses) included in earnings	1	(5)	—
Purchases and contributions	27	—	—
Sales and distributions	(27)	—	—
Transfers:
Into Level 3	—	—	—
Out of Level 3	—	—	—
Fair value end of period	$2	$1	$7
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$(5)	$—

Nine months ended June 30, 2025 Level 3 instruments at fair value
	Financial assets
	Trading assets	Derivative assets	Other investments
$ in millions	Other	Other	All other
Fair value beginning of period	$3	$4	$7
Total gains/(losses) included in earnings	2	(3)	—
Purchases and contributions	66	—	—
Sales and distributions	(69)	—	—
Transfers:
Into Level 3	—	—	—
Out of Level 3	—	—	—
Fair value end of period	$2	$1	$7
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$(2)	$—

Three months ended June 30, 2024 Level 3 instruments at fair value
	Financial assets
	Trading assets	Other investments
$ in millions	Other	All other
Fair value beginning of period	$4	$29
Total gains/(losses) included in earnings	—	—
Purchases and contributions	31	—
Sales and distributions	(22)	—
Transfers:
Into Level 3	—	—
Out of Level 3	—	—
Fair value end of period	$13	$29
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$(1)	$—

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Nine months ended June 30, 2024 Level 3 instruments at fair value
	Financial assets
	Trading assets	Other investments
$ in millions	Other	All other
Fair value beginning of period	$4	$30
Total gains/(losses) included in earnings	—	(1)
Purchases and contributions	60	—
Sales and distributions	(51)	—
Transfers:
Into Level 3	—	—
Out of Level 3	—	—
Fair value end of period	$13	$29
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$(1)	$—

As of June 30, 2025, 11% of our assets and 2% of our liabilities were measured at fair value on a recurring basis. As of September 30, 2024, 12% of our assets and 2% of our liabilities were measured at fair value on a recurring basis. As of both June 30, 2025 and September 30, 2024, Level 3 assets represented less than 1% of our assets measured at fair value on a recurring basis.

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

Our private equity portfolio as of June 30, 2025 primarily included investments in third-party funds, including growth equity, venture capital, and mezzanine lending fund investments. Our investments cannot be redeemed directly with the funds. Our investments are monetized through the liquidation of underlying assets of fund investments, the timing of which is uncertain.

The following table presents the recorded value and unfunded commitments related to our private equity investments portfolio.

$ in millions	Recorded value	Unfunded commitment
June 30, 2025
Private equity investments measured at NAV	$110	$31
Private equity investments not measured at NAV	7
Total private equity investments	$117

September 30, 2024
Private equity investments measured at NAV	$102	$26
Private equity investments not measured at NAV	7
Total private equity investments	$109

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

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

$ in millions	Level 2	Level 3	Total fair value	Valuation technique(s)	Unobservable input	Range (weighted-average)
June 30, 2025
Bank loans:
Residential mortgage loans	$2	$7	$9	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.5 yrs.)
Corporate loans	$—	$132	$132	Collateral or discounted cash flow (1)	Recovery rate	35% - 35% (35%)
Loans held for sale	$38	$—	$38	N/A (2)	N/A	N/A

September 30, 2024
Bank loans:
Residential mortgage loans	$2	$7	$9	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.5 yrs.)
Corporate loans	$—	$106	$106	Collateral or discounted cash flow (1)	Recovery rate	0% - 37% (37%)

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

Financial instruments not recorded at fair value

Many, but not all, of the financial instruments we hold were recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The following table presents the estimated fair value and fair value hierarchy of financial assets and liabilities that are not recorded at fair value on the Condensed Consolidated Statements of Financial Condition at June 30, 2025 and September 30, 2024. This table excludes financial instruments that are carried at amounts which approximate fair value. See Note 4 of our 2024 Form 10-K for a discussion of our financial instruments that are not recorded at fair value.

$ in millions	Level 2	Level 3	Total estimated fair value	Carrying amount
June 30, 2025
Financial assets:
Bank loans, net	$217	$48,906	$49,123	$49,661
Financial liabilities:
Bank deposits - certificates of deposit	$1,788	$—	$1,788	$1,785
Other borrowings - subordinated notes payable	$98	$—	$98	$99
Senior notes payable	$1,774	$—	$1,774	$2,040

September 30, 2024
Financial assets:
Bank loans, net	$183	$45,002	$45,185	$45,879
Financial liabilities:
Bank deposits - certificates of deposit	$2,623	$—	$2,623	$2,612
Other borrowings - subordinated notes payable	$97	$—	$97	$99
Senior notes payable	$1,874	$—	$1,874	$2,040

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

The following table details the amortized costs and fair values of our available-for-sale securities. See Note 2 of our 2024 Form 10-K for a discussion of our accounting policies applicable to our available-for-sale securities. See Note 3 of this Form 10-Q for additional information regarding the fair value of available-for-sale securities.

$ in millions	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2025
Agency residential MBS	$3,693	$2	$(299)	$3,396
Agency commercial MBS	1,282	—	(98)	1,184
Agency CMOs	1,394	2	(161)	1,235
U.S. Treasuries	431	1	—	432
Other agency obligations	354	—	(3)	351
Non-agency residential MBS	499	1	(37)	463
Corporate bonds	89	—	—	89
Other	15	1	(1)	15
Total available-for-sale securities	$7,757	$7	$(599)	$7,165

September 30, 2024
Agency residential MBS	$4,147	$3	$(327)	$3,823
Agency commercial MBS	1,415	—	(119)	1,296
Agency CMOs	1,394	1	(170)	1,225
U.S. Treasuries	706	—	(2)	704
Other agency obligations	565	—	(6)	559
Non-agency residential MBS	553	1	(27)	527
Corporate bonds	107	1	(2)	106
Other	19	1	—	20
Total available-for-sale securities	$8,906	$7	$(653)	$8,260

The amortized costs and fair values in the preceding table exclude $19 million and $23 million of accrued interest on available-for-sale securities as of June 30, 2025 and September 30, 2024, respectively, which was included in “Other receivables, net” on our Condensed Consolidated Statements of Financial Condition.

See Note 6 for additional information regarding available-for-sale securities pledged with the FHLB and FRB.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table details the contractual maturities, amortized costs, fair values and current yields for our available-for-sale securities.  Weighted-average yields are calculated on a taxable-equivalent basis based on estimated annual income divided by the average amortized cost of these securities. Since our MBS and CMO available-for-sale securities are backed by mortgages, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. As a result, the weighted-average life of our available-for-sale securities portfolio, after factoring in estimated prepayments, was approximately 3.9 years as of June 30, 2025.

	June 30, 2025
$ in millions	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency residential MBS
Amortized cost	$—	$125	$1,385	$2,183	$3,693
Fair value	$—	$120	$1,295	$1,981	$3,396
Weighted-average yield	—%	1.77%	1.29%	2.22%	1.86%
Agency commercial MBS
Amortized cost	$236	$636	$362	$48	$1,282
Fair value	$231	$601	$314	$38	$1,184
Weighted-average yield	1.67%	1.43%	1.21%	1.86%	1.43%
Agency CMOs
Amortized cost	$—	$—	$26	$1,368	$1,394
Fair value	$—	$—	$24	$1,211	$1,235
Weighted-average yield	—%	—%	1.43%	2.17%	2.16%
U.S. Treasuries
Amortized cost	$178	$253	$—	$—	$431
Fair value	$178	$254	$—	$—	$432
Weighted-average yield	4.43%	4.29%	—%	—%	4.35%
Other agency obligations
Amortized cost	$189	$129	$28	$8	$354
Fair value	$188	$127	$28	$8	$351
Weighted-average yield	2.85%	3.77%	2.42%	3.07%	3.16%
Non-agency residential MBS
Amortized cost	$—	$—	$—	$499	$499
Fair value	$—	$—	$—	$463	$463
Weighted-average yield	—%	—%	—%	4.18%	4.18%
Corporate bonds
Amortized cost	$4	$63	$22	$—	$89
Fair value	$4	$63	$22	$—	$89
Weighted-average yield	5.71%	5.40%	5.02%	—%	5.32%
Other
Amortized cost	$—	$—	$5	$10	$15
Fair value	$—	$—	$4	$11	$15
Weighted-average yield	—%	—%	6.99%	6.92%	6.94%
Total available-for-sale securities
Amortized cost	$607	$1,206	$1,828	$4,116	$7,757
Fair value	$601	$1,165	$1,687	$3,712	$7,165
Weighted-average yield	2.88%	2.52%	1.36%	2.45%	2.24%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table details the gross unrealized losses and fair values of securities that were in a loss position at the reporting period end, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
$ in millions	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
June 30, 2025
Agency residential MBS	$82	$—	$3,138	$(299)	$3,220	$(299)
Agency commercial MBS	5	—	1,176	(98)	1,181	(98)
Agency CMOs	8	—	996	(161)	1,004	(161)
U.S. Treasuries	—	—	11	—	11	—
Other agency obligations	—	—	342	(3)	342	(3)
Non-agency residential MBS	14	—	383	(37)	397	(37)
Corporate bonds	4	—	21	—	25	—
Other	1	—	4	(1)	5	(1)
Total	$114	$—	$6,071	$(599)	$6,185	$(599)

September 30, 2024
Agency residential MBS	$—	$—	$3,679	$(327)	$3,679	$(327)
Agency commercial MBS	—	—	1,287	(119)	1,287	(119)
Agency CMOs	30	—	1,114	(170)	1,144	(170)
U.S. Treasuries	475	—	229	(2)	704	(2)
Other agency obligations	10	—	539	(6)	549	(6)
Non-agency residential MBS	—	—	417	(27)	417	(27)
Corporate bonds	—	—	42	(2)	42	(2)
Other	—	—	4	—	4	—
Total	$515	$—	$7,311	$(653)	$7,826	$(653)

At June 30, 2025, of the 794 available-for-sale securities in an unrealized loss position, 17 were in a continuous unrealized loss position for less than 12 months and 777 securities were in a continuous unrealized loss position for greater than 12 months.

At June 30, 2025, debt securities we held in excess of ten percent of our equity included those issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation with amortized costs of $3.66 billion and $2.28 billion, respectively, and fair values of $3.35 billion and $2.05 billion, respectively.

During the nine months ended June 30, 2025, we received proceeds of $78 million from sales of available-for-sale securities resulting in $2 million of losses. Such losses were reclassified from AOCI to “Other” revenue on the Condensed Consolidated Statements of Income and Comprehensive Income during the nine months ended June 30, 2025. During the three months ended June 30, 2025 and the three and nine months ended June 30, 2024, there were no sales of available-for-sale securities.

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

	June 30, 2025			September 30, 2024
$ in millions	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate (1)	$333	$338	$20,776	$336	$346	$20,629
Foreign exchange	—	1	646	2	1	949
Other	1	—	1,010	4	—	1,105
Subtotal	334	339	22,432	342	347	22,683
Derivatives designated as hedging instruments
Interest rate	—	—	900	2	—	1,250
Foreign exchange	—	2	1,257	5	—	1,226
Subtotal	—	2	2,157	7	—	2,476
Total gross fair value/notional amount	334	341	$24,589	349	347	$25,159
Offset on the Condensed Consolidated Statements of Financial Condition
Counterparty netting	(94)	(94)		(86)	(86)
Cash collateral netting	(167)	(37)		(160)	(37)
Total amounts offset	(261)	(131)		(246)	(123)
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	$73	$210		$103	$224
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
Financial instruments	(1)	—		(5)	—
Total	$72	$210		$98	$224

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

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2025	2024	2025	2024
Interest rate (cash flow hedges)	$(3)	$(2)	$(2)	$(17)
Foreign exchange (net investment hedges)	(46)	10	14	10
Total gains/(losses) included in AOCI, net of taxes	$(49)	$8	$12	$(7)

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for each of the three and nine months ended June 30, 2025 and 2024. We expect to reclassify $11 million of interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is two years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table details the gains/(losses) on derivatives not designated as hedging instruments recognized on the Condensed Consolidated Statements of Income and Comprehensive Income. These amounts do not include any offsetting gains/(losses) on the related hedged item.

$ in millions		Three months ended June 30,		Nine months ended June 30,
	Location of gains/(losses)	2025	2024	2025	2024
Interest rate	Principal transactions/other revenue	$4	$3	$11	$7
Foreign exchange (1)	Other revenue	$(48)	$11	$—	$3
Other	Principal transactions	$(6)	$—	$(3)	$—

(1)The impacts included in our Condensed Consolidated Statements of Income and Comprehensive income of these gains/(losses) net of the gains/(losses) on the related hedged item were gains of $3 million and $2 million for the three months ended June 30, 2025 and 2024, respectively, and gains of $7 million and $5 million for the nine months ended June 30, 2025 and 2024, respectively.

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

Derivatives with credit-risk-related contingent features

Certain of our derivative contracts contain provisions that require our debt to maintain an investment-grade rating from one or more of the major credit rating agencies or contain provisions related to default on certain of our outstanding debt. If our debt were to fall below investment-grade or we were to default on certain of our outstanding debt, the counterparties to the derivative instruments could terminate the derivative and request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position was not significant at either June 30, 2025 or September 30, 2024.

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

	Collateralized agreements			Collateralized financings
$ in millions	Reverse repurchase agreements	Securities borrowed	Total	Repurchase agreements	Securities loaned	Total
June 30, 2025
Gross amounts of recognized assets/liabilities	$210	$731	$941	$228	$655	$883
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts included in the Condensed Consolidated Statements of Financial Condition	210	731	941	228	655	883
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(210)	(714)	(924)	(228)	(637)	(865)
Net amounts	$—	$17	$17	$—	$18	$18

September 30, 2024
Gross amounts of recognized assets/liabilities	$413	$336	$749	$402	$536	$938
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts included in the Condensed Consolidated Statements of Financial Condition	413	336	749	402	536	938
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(413)	(326)	(739)	(402)	(522)	(924)
Net amounts	$—	$10	$10	$—	$14	$14

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

$ in millions	June 30, 2025	September 30, 2024
Repurchase agreements:
Government and agency obligations	$107	$206
Agency MBS and agency CMOs	121	196
Total repurchase agreements	$228	$402
Securities loaned:
Equity securities	655	536
Total collateralized financings	$883	$938

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

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

$ in millions	June 30, 2025	September 30, 2024
Collateral we received that was available to be delivered or repledged	$4,093	$3,800
Collateral that we delivered or repledged	$1,581	$1,653

Encumbered assets

We pledge certain of our assets, primarily trading assets, to collateralize repurchase agreements or other secured borrowings, maintain lines of credit, or to satisfy our collateral or settlement requirements with counterparties or clearing organizations who may or may not have the right to deliver or repledge such instruments. The following table presents information about our assets that have been pledged for such purposes and whether third parties had the right to deliver or repledge such assets.

$ in millions	June 30, 2025	September 30, 2024
Had the right to deliver or repledge	$1,143	$1,281
Did not have the right to deliver or repledge	$64	$66

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

$ in millions	June 30, 2025	September 30, 2024
Assets pledged with the FHLB or FRB:
Available-for-sale securities	$2,602	$3,979
Bank loans	21,139	11,794
Total assets pledged with the FHLB or FRB	$23,741	$15,773

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

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

The following table presents the balances for held for investment loans by portfolio segment and held for sale loans.

$ in millions	June 30, 2025	September 30, 2024
SBL	$18,497	$16,233
C&I loans	10,754	9,953
CRE loans	7,777	7,615
REIT loans	1,735	1,716
Residential mortgage loans	9,976	9,412
Tax-exempt loans	1,311	1,338
Total loans held for investment	50,050	46,267
Held for sale loans	255	184
Total loans held for sale and investment	50,305	46,451
Allowance for credit losses	(465)	(457)
Bank loans, net	$49,840	$45,994

ACL as a % of total loans held for investment	0.93%	0.99%
Accrued interest receivable on bank loans (included in “Other receivables, net”)	$207	$214

See Note 6 for additional information regarding bank loans pledged with the FHLB and FRB.

Held for sale loans

We originated or purchased $877 million and $2.59 billion of loans held for sale during the three and nine months ended June 30, 2025, respectively, and $856 million and $1.85 billion during the three and nine months ended June 30, 2024, respectively. The majority of these loans were purchases of the guaranteed portions of Small Business Administration (“SBA”) loans that were initially classified as loans held for sale upon purchase and subsequently transferred to trading instruments once they had been securitized into pools. Proceeds from the sales of these loans held for sale and not securitized amounted to $197 million and $859 million during the three and nine months ended June 30, 2025, respectively, and $200 million and $443 million during the three and nine months ended June 30, 2024, respectively. Net gains resulting from such sales were insignificant for each of the three and nine months ended June 30, 2025 and 2024.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Purchases and sales of loans held for investment

The following table presents purchases and sales of loans held for investment by portfolio segment.

$ in millions	C&I loans	CRE loans	REIT loans	Residential mortgage loans	Total
Three months ended June 30, 2025
Purchases	$156	$—	$14	$94	$264
Sales	$103	$—	$—	$—	$103
Nine months ended June 30, 2025
Purchases	$802	$—	$14	$226	$1,042
Sales	$180	$13	$—	$—	$193
Three months ended June 30, 2024
Purchases	$218	$—	$5	$112	$335
Sales	$159	$—	$—	$—	$159
Nine months ended June 30, 2024
Purchases	$738	$—	$5	$234	$977
Sales	$322	$—	$9	$—	$331

Sales in the preceding table represent the recorded investment (i.e., net of charge-offs and discounts or premiums) of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. As more fully described in Note 2 of our 2024 Form 10-K, corporate loan sales generally occur as part of our credit management activities.

Past due, nonaccrual, and modified loans

The following table presents information on delinquency status of our loans held for investment.

$ in millions	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual with allowance	Nonaccrual with no allowance	Current and accruing	Total loans held for investment
June 30, 2025
SBL	$1	$—	$1	$—	$—	$18,496	$18,497
C&I loans	—	—	—	47	5	10,702	10,754
CRE loans	—	—	—	120	9	7,648	7,777
REIT loans	—	—	—	19	—	1,716	1,735
Residential mortgage loans	2	—	2	—	14	9,960	9,976
Tax-exempt loans	—	—	—	—	—	1,311	1,311
Total loans held for investment	$3	$—	$3	$186	$28	$49,833	$50,050

September 30, 2024
SBL	$3	$—	$3	$—	$—	$16,230	$16,233
C&I loans	—	—	—	58	—	9,895	9,953
CRE loans	—	—	—	67	18	7,530	7,615
REIT loans	—	—	—	19	—	1,697	1,716
Residential mortgage loans	3	—	3	—	13	9,396	9,412
Tax-exempt loans	—	—	—	—	—	1,338	1,338
Total loans held for investment	$6	$—	$6	$144	$31	$46,086	$46,267

The preceding table includes $127 million and $89 million at June 30, 2025 and September 30, 2024, respectively, of nonaccrual loans which were current pursuant to their contractual terms.

As more fully described in Note 2 of our 2024 Form 10-K, in the normal course of business, we may modify the original terms of a loan agreement. In certain circumstances, we may agree to modify the original terms of a loan agreement to a borrower experiencing financial difficulty, which may include a borrower in default, financial distress, bankruptcy or other circumstances. Loans to borrowers experiencing financial difficulty modified during the three and nine months ended June 30, 2025 and 2024 were not significant.

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

$ in millions	Nature of collateral	June 30, 2025	September 30, 2024
C&I loans	Commercial real estate and other business assets	$14	$9
CRE loans	Hospitality, office, multi-family residential, industrial, healthcare, and medical office real estate	$128	$115
Residential mortgage loans	Single family homes	$14	$8

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

	As of and for the nine months ended June 30, 2025
	Loans by origination fiscal year
$ in millions	2025	2024	2023	2022	2021	Prior	Revolving loans	Total
SBL
Risk rating:
Pass	$17	$118	$124	$20	$62	$69	$18,087	$18,497
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total SBL	$17	$118	$124	$20	$62	$69	$18,087	$18,497
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

C&I loans
Risk rating:
Pass	$574	$660	$361	$1,122	$799	$3,745	$3,340	$10,601
Special mention	—	—	17	1	—	12	9	39
Substandard	—	1	—	—	—	95	18	114
Doubtful	—	—	—	—	—	—	—	—
Total C&I loans	$574	$661	$378	$1,123	$799	$3,852	$3,367	$10,754
Gross charge-offs	$—	$—	$—	$—	$—	$17	$—	$17

CRE loans
Risk rating:
Pass	$891	$803	$1,118	$1,885	$698	$1,575	$551	$7,521
Special mention	—	—	25	79	—	1	—	105
Substandard	—	—	58	9	—	61	—	128
Doubtful	—	—	—	—	—	23	—	23
Total CRE loans	$891	$803	$1,201	$1,973	$698	$1,660	$551	$7,777
Gross charge offs	$—	$—	$—	$—	$—	$6	$2	$8

REIT loans
Risk rating:
Pass	$69	$177	$185	$106	$111	$290	$662	$1,600
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	19	—	116	—	—	135
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$69	$177	$204	$106	$227	$290	$662	$1,735
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage loans
Risk rating:
Pass	$1,252	$1,246	$1,509	$2,576	$1,412	$1,914	$39	$9,948
Special mention	—	—	—	1	1	6	—	8
Substandard	—	—	—	8	—	12	—	20
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$1,252	$1,246	$1,509	$2,585	$1,413	$1,932	$39	$9,976
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Tax-exempt loans
Risk rating:
Pass	$57	$62	$57	$234	$145	$756	$—	$1,311
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$57	$62	$57	$234	$145	$756	$—	$1,311
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

	As of and for the year ended September 30, 2024
	Loans by origination fiscal year
$ in millions	2024	2023	2022	2021	2020	Prior	Revolving loans	Total
SBL
Risk rating:
Pass	$131	$30	$15	$76	$27	$52	$15,900	$16,231
Special mention	—	—	—	—	—	—	—	—
Substandard (1)	2	—	—	—	—	—	—	2
Doubtful	—	—	—	—	—	—	—	—
Total SBL	$133	$30	$15	$76	$27	$52	$15,900	$16,233
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

C&I loans
Risk rating:
Pass	$616	$454	$1,178	$716	$586	$3,287	$2,966	$9,803
Special mention	—	4	1	—	54	1	—	60
Substandard	—	—	—	—	46	25	12	83
Doubtful	—	—	—	—	—	5	2	7
Total C&I loans	$616	$458	$1,179	$716	$686	$3,318	$2,980	$9,953
Gross charge-offs	$—	$—	$—	$3	$4	$38	$—	$45

CRE loans
Risk rating:
Pass	$873	$1,156	$2,082	$930	$706	$1,111	$435	$7,293
Special mention	—	30	76	—	14	16	—	136
Substandard	—	58	9	5	9	89	16	186
Doubtful	—	—	—	—	—	—	—	—
Total CRE loans	$873	$1,244	$2,167	$935	$729	$1,216	$451	$7,615
Gross charge-offs	$—	$—	$—	$—	$—	$21	$—	$21

REIT loans
Risk rating:
Pass	$172	$250	$167	$135	$55	$195	$564	$1,538
Special mention	—	—	—	—	—	—	—	—
Substandard	—	19	—	—	40	—	119	178
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$172	$269	$167	$135	$95	$195	$683	$1,716
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage loans
Risk rating:
Pass	$1,373	$1,637	$2,725	$1,493	$858	$1,260	$39	$9,385
Special mention	—	—	1	1	—	5	—	7
Substandard	—	—	8	—	—	12	—	20
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$1,373	$1,637	$2,734	$1,494	$858	$1,277	$39	$9,412
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Tax-exempt loans
Risk rating:
Pass	$62	$57	$248	$153	$52	$766	$—	$1,338
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$62	$57	$248	$153	$52	$766	$—	$1,338
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

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

	June 30, 2025
	Loans by origination fiscal year
$ in millions	2025	2024	2023	2022	2021	Prior	Revolving loans	Total
FICO score:
Below 600	$4	$5	$11	$17	$7	$19	$—	$63
600 - 699	46	60	67	102	43	94	4	416
700 - 799	991	765	846	1,465	759	1,058	27	5,911
800 +	211	414	585	1,001	602	758	8	3,579
FICO score not available	—	2	—	—	2	3	—	7
Total	$1,252	$1,246	$1,509	$2,585	$1,413	$1,932	$39	$9,976

LTV ratio:
Below 80%	$878	$899	$1,071	$1,977	$1,120	$1,487	$38	$7,470
80%+	374	347	438	608	293	445	1	2,506
Total	$1,252	$1,246	$1,509	$2,585	$1,413	$1,932	$39	$9,976

	September 30, 2024
	Loans by origination fiscal year
$ in millions	2024	2023	2022	2021	2020	Prior	Revolving loans	Total
FICO score:
Below 600	$1	$7	$13	$5	$3	$14	$—	$43
600 - 699	79	52	107	52	44	124	5	463
700 - 799	1,093	992	1,564	793	469	636	23	5,570
800 +	197	584	1,050	642	341	499	10	3,323
FICO score not available	3	2	—	2	1	4	1	13
Total	$1,373	$1,637	$2,734	$1,494	$858	$1,277	$39	$9,412

LTV ratio:
Below 80%	$988	$1,155	$2,104	$1,182	$665	$973	$38	$7,105
80%+	385	482	630	312	193	304	1	2,307
Total	$1,373	$1,637	$2,734	$1,494	$858	$1,277	$39	$9,412

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Allowance for credit losses

The following table presents changes in the allowance for credit losses on held for investment bank loans by portfolio segment.

$ in millions	SBL	C&I loans	CRE loans	REIT loans	Residential mortgage loans	Tax-exempt loans	Total
Three months ended June 30, 2025
Balance at beginning of period	$7	$171	$181	$32	$60	$1	$452
Provision/(benefit) for credit losses	(1)	12	(1)	4	1	—	15
Net (charge-offs)/recoveries:
Charge-offs	—	(4)	—	—	—	—	(4)
Recoveries	—	1	—	—	—	—	1
Net (charge-offs)/recoveries	—	(3)	—	—	—	—	(3)
Foreign exchange translation adjustment	—	1	—	—	—	—	1
Balance at end of period	$6	$181	$180	$36	$61	$1	$465

Nine months ended June 30, 2025
Balance at beginning of period	$6	$173	$188	$23	$65	$2	$457
Provision/(benefit) for credit losses	—	23	—	13	(4)	(1)	31
Net (charge-offs)/recoveries:
Charge-offs	—	(17)	(8)	—	—	—	(25)
Recoveries	—	2	1	—	—	—	3
Net (charge-offs)/recoveries	—	(15)	(7)	—	—	—	(22)
Foreign exchange translation adjustment	—	—	(1)	—	—	—	(1)
Balance at end of period	$6	$181	$180	$36	$61	$1	$465

ACL by loan portfolio segment as a % of total ACL	1.3%	39.0%	38.7%	7.7%	13.1%	0.2%	100.0%

Three months ended June 30, 2024
Balance at beginning of period	$6	$196	$181	$19	$67	$2	$471
Provision/(benefit) for credit losses	(1)	(20)	16	1	(6)	—	(10)
Net (charge-offs)/recoveries:
Charge-offs	—	(6)	(1)	—	—	—	(7)
Recoveries	—	—	—	—	1	—	1
Net (charge-offs)/recoveries	—	(6)	(1)	—	1	—	(6)
Foreign exchange translation adjustment	—	—	1	—	—	—	1
Balance at end of period	$5	$170	$197	$20	$62	$2	$456

Nine months ended June 30, 2024
Balance at beginning of period	$7	$214	$161	$16	$74	$2	$474
Provision/(benefit) for credit losses	(2)	(9)	43	4	(13)	—	23
Net (charge-offs)/recoveries:
Charge-offs	—	(37)	(8)	—	—	—	(45)
Recoveries	—	2	—	—	1	—	3
Net (charge-offs)/recoveries	—	(35)	(8)	—	1	—	(42)
Foreign exchange translation adjustment	—	—	1	—	—	—	1
Balance at end of period	$5	$170	$197	$20	$62	$2	$456

ACL by loan portfolio segment as a % of total ACL	1.1%	37.3%	43.2%	4.4%	13.6%	0.4%	100.0%

The allowance for credit losses on held for investment bank loans increased $13 million during the three months ended June 30, 2025, primarily resulting from the bank loan provision for credit losses of $15 million, partially offset by net charge-offs during the quarter. The bank loan provision for credit losses for the three months ended June 30, 2025 primarily reflected the impacts of a weaker economic outlook for the C&I loan portfolio, loan downgrades, and specific reserves.

The allowance for credit losses on held for investment bank loans increased $8 million during the nine months ended June 30, 2025, primarily resulting from the bank loan provision for credit losses of $31 million, partially offset by net charge-offs during the period. The bank loan provision for credit losses for the nine months ended June 30, 2025 primarily reflected the impacts of loan downgrades, charge-offs in our C&I and CRE loan portfolios, and specific reserves.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The allowance for credit losses on unfunded lending commitments, which is included in “Other payables” on our Condensed Consolidated Statements of Financial Condition, was $24 million, $20 million, and $22 million at June 30, 2025, March 31, 2025, and September 30, 2024, respectively. The increase in the allowance for credit losses on unfunded lending commitments for the three and nine months ended June 30, 2025 was primarily due to growth in our unfunded lending commitments.

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

$ in millions	June 30, 2025	September 30, 2024
Affiliated with the firm as of period-end (1)	$1,527	$1,350
No longer affiliated with the firm as of period-end (2)	15	16
Total loans to financial advisors	1,542	1,366
Allowance for credit losses	(42)	(40)
Loans to financial advisors, net	$1,500	$1,326
Accrued interest receivable on loans to financial advisors (included in “Other receivables, net”)	$11	$9
Allowance for credit losses as a percent of total loans to financial advisors	2.72%	2.93%

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

$ in millions	Aggregate assets	Aggregate liabilities
June 30, 2025
LIHTC funds	$89	$33
Restricted Stock Trust Fund	28	28
Total	$117	$61

September 30, 2024
LIHTC funds	$136	$60
Restricted Stock Trust Fund	19	19
Total	$155	$79

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table presents information about the carrying value of the assets and liabilities of the VIEs which we consolidate and which are included on our Condensed Consolidated Statements of Financial Condition. Intercompany balances are eliminated in consolidation and are not reflected in the following table.

$ in millions	June 30, 2025	September 30, 2024
Assets:
Cash and cash equivalents and assets segregated for regulatory purposes and restricted cash	$20	$17
Other assets	69	119
Total assets	$89	$136
Liabilities:
Other payables	$24	$37
Total liabilities	$24	$37
Noncontrolling interests	$2	$(6)

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

	June 30, 2025			September 30, 2024
$ in millions	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
LIHTC funds	$9,644	$3,085	$68	$9,049	$3,079	$116
Private Equity Interests	3,002	871	110	2,824	873	102
Other	536	173	79	204	146	64
Total	$13,182	$4,129	$257	$12,077	$4,098	$282

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

NOTE 11 - OTHER ASSETS

The following table details the components of other assets as of the dates indicated. See Note 2 of our 2024 Form 10-K for a discussion of our accounting policies related to certain of these components.

$ in millions	June 30, 2025	September 30, 2024
Investments in corporate-owned life insurance policies	$1,504	$1,396
Property and equipment, net	669	635
Lease right-of-use (“ROU”) assets	576	568
Prepaid expenses	243	220
Investments in FHLB and FRB stock	106	114
Client-owned fractional shares	155	133
All other	204	291
Total other assets	$3,457	$3,357

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

$ in millions	June 30, 2025	September 30, 2024
ROU lease assets (included in “Other assets”)	$576	$568
Lease liabilities (included in “Other payables”)	$543	$533

Lease liabilities as of June 30, 2025 excluded $21 million of minimum lease payments related to lease arrangements that were legally binding but had not yet commenced. These leases are estimated to commence later in fiscal year 2025 through fiscal year 2026 with lease terms ranging from four to eleven years.

Lease expense

The following table details the components of lease expense, which is included in “Occupancy and equipment” expense on our Condensed Consolidated Statements of Income and Comprehensive Income.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2025	2024	2025	2024
Lease costs	$37	$37	$110	$106
Variable lease costs	$7	$9	$20	$28

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

	June 30, 2025		September 30, 2024
$ in millions	Balance	Weighted-average rate	Balance	Weighted-average rate
Money market and savings accounts	$33,289	1.63%	$32,304	2.18%
Interest-bearing demand deposits	21,651	4.09%	20,570	4.56%
Certificates of deposit	1,785	4.31%	2,612	4.70%
Non-interest-bearing demand deposits	524	—	524	—
Total bank deposits	$57,249	2.65%	$56,010	3.18%

Total bank deposits included $26.64 billion and $23.98 billion of cash balances as of June 30, 2025 and September 30, 2024, respectively, which were swept to our Bank segment from the client investment accounts maintained at Raymond James & Associates, Inc. (“RJ&A”). Such deposits are held in Federal Deposit Insurance Corporation (“FDIC”)-insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”), and substantially all of these deposits were included in money market and savings accounts in the preceding table. Total bank deposits in the preceding table included $13.03 billion and $14.02 billion of deposits as of June 30, 2025 and September 30, 2024, respectively, associated with our Enhanced Savings Program (“ESP”), in which PCG clients deposit cash in a high-yield Raymond James Bank account. The vast majority of the ESP balances were reflected in interest-bearing demand deposits in the preceding table.

The following table details the amount of total bank deposits (which excludes affiliate deposits) that are FDIC-insured, as well as the amount that exceeded the FDIC insurance limit at each respective period end.

$ in millions	June 30, 2025	September 30, 2024
FDIC-insured bank deposits	$48,836	$48,964
Bank deposits exceeding FDIC insurance limit (1) (2)	8,413	7,046
Total bank deposits	$57,249	$56,010
FDIC-insured bank deposits as a % of total bank deposits	85%	87%

(1)Bank deposits that exceeded the FDIC insurance limit were calculated in accordance with applicable regulatory reporting requirements.
(2)Excluded affiliate deposits exceeding the FDIC insurance limit of $1.14 billion and $1.05 billion as of June 30, 2025 and September 30, 2024, respectively.

The following table sets forth the amount of certificates of deposit that exceeded the FDIC insurance limit, categorized by the time remaining until maturity, as of June 30, 2025.

$ in millions	June 30, 2025
Three months or less	$75
Over three through six months	48
Over six through twelve months	22
Over twelve months	16
Total certificates of deposit that exceeded the FDIC insurance limit (1)	$161

(1)Total certificates of deposit that exceeded the FDIC insurance limit were calculated in accordance with applicable regulatory reporting requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The maturities by fiscal year of our certificates of deposit as of June 30, 2025 are presented in the following table.

$ in millions
Remainder of 2025	$515
2026	1,059
2027	120
2028	54
2029	24
Thereafter	13
Total certificates of deposit	$1,785

Interest expense on deposits, excluding interest expense related to affiliate deposits, is summarized in the following table.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2025	2024	2025	2024
Money market and savings accounts	$142	$169	$446	$484
Interest-bearing demand deposits	212	247	646	742
Certificates of deposit	19	30	71	92
Total interest expense on deposits	$373	$446	$1,163	$1,318

We use an interest rate swap to manage the risk of increases in interest rates associated with certain money market and savings accounts by converting the balances subject to variable interest rates to a fixed interest rate. See Note 2 of our 2024 Form 10-K for information regarding this interest rate swap, which has been designated and accounted for as a cash flow hedge.

NOTE 14 – OTHER BORROWINGS

The following table details the components of our other borrowings.

	June 30, 2025			September 30, 2024
$ in millions	Weighted-average interest rate	Maturity date	Balance	Weighted-average interest rate	Maturity date	Balance
FHLB advances:
Floating rate - term	4.68%	September 2025 - December 2026	$550	5.14%	March 2025 - December 2025	$650
Fixed rate	4.10%	December 2028	200	4.47%	December 2024 - December 2028	300
Total FHLB advances			750			950
Subordinated notes - fixed-to-floating (including an unaccreted premium of $1 and $1, respectively)	9.95%	May 2030	99	5.75%	May 2030	99
Total other borrowings			$849			$1,049

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

Subordinated notes

As of June 30, 2025, we had subordinated notes due May 2030 outstanding, with an aggregate principal amount of $98 million and a carrying value of $99 million. Our subordinated notes incurred interest at a fixed rate of 5.75% until May 15, 2025 and thereafter at a variable interest rate equal to 3-month CME Term Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment of 5.62% per annum. In July 2025, we notified holders of the subordinated notes of our intent to redeem all such subordinated notes on August 15, 2025 (the “Redemption Date”), pursuant to the applicable indenture provisions. The subordinated notes will be redeemed at 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the Redemption Date. The redemption of the subordinated notes will not have a material impact on our results for our fiscal fourth quarter of 2025.

Credit Facility

RJF and RJ&A are parties to a revolving credit facility agreement (the “Credit Facility”), a committed unsecured line of credit under which either RJ&A or RJF have the ability to borrow. The Credit Facility has a term through April 2028 and provides for maximum borrowings of up to $750 million. The interest rates on borrowings under the Credit Facility are variable and based on SOFR, as adjusted for RJF’s credit rating. There were no borrowings outstanding on the Credit Facility as of June 30, 2025 or September 30, 2024. There is a facility fee associated with the Credit Facility, which also varies with RJF’s credit rating (the “Variable Rate Facility Fee”). Based upon RJF’s credit rating as of June 30, 2025, the Variable Rate Facility Fee, which is applied to the committed amount, was 0.125% per annum.

Other

In addition to the Credit Facility, we maintain various secured and unsecured lines of credit, which are generally utilized to finance certain fixed income trading instruments or for cash management purposes. Borrowings during the period were generally day-to-day and there were no borrowings outstanding on these arrangements as of June 30, 2025 or September 30, 2024. The interest rates for these arrangements are variable and are based on a daily bank quoted rate, which may reference SOFR, the federal funds rate, a lender’s prime rate, the Canadian prime rate or another commercially available rate, as applicable.

A portion of our fixed income transactions are cleared through a third-party clearing organization, which provides financing for the purchase of trading instruments to support such transactions. The amount of financing is based on the amount of trading inventory financed, as well as any deposits held at the clearing organization. Amounts outstanding under this financing arrangement are collateralized by a portion of our trading inventory and accrue interest based on market rates. While we had borrowings outstanding as of June 30, 2025, the clearing organization is under no contractual obligation to lend to us under this arrangement. We also have other collateralized financings included in “Collateralized financings” on our Consolidated Statements of Financial Condition. See Note 6 for information regarding our other collateralized financing arrangements.

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

Effective tax rate

Our effective income tax rate of 22.8% for the nine months ended June 30, 2025 was higher than the 21.8% effective tax rate for our fiscal year 2024. The increase in the effective income tax rate was primarily due to lower non-taxable valuation gains recognized on our corporate-owned life insurance in the current-year period compared with fiscal 2024.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Uncertain tax positions

Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is reasonably possible that our uncertain tax position liability balance may decrease within the next 12 months by up to $17 million due to expiration of statutes of limitations of federal and state tax returns.

NOTE 16 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Underwriting commitments

In the normal course of business, we enter into commitments for debt and equity underwritings. As of June 30, 2025, we had three such open underwriting commitments, which were subsequently settled in open market transactions and did not result in any losses.

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

$ in millions	June 30, 2025	September 30, 2024
SBL and other consumer lines of credit	$53,468	$44,057
Commercial lines of credit	$5,262	$4,630
Unfunded lending commitments	$595	$640
Standby letters of credit	$160	$111

SBL and other consumer lines of credit primarily represent the unfunded amounts of bank loans to consumers that are primarily secured by marketable securities or other liquid collateral at advance rates consistent with industry standards. These amounts reflect the maximum credit availability, contingent upon borrowers meeting applicable collateral posting requirements. The proceeds from repayment or, if necessary, the liquidation of collateral, which is monitored daily, are expected to satisfy the amounts drawn against these existing lines of credit. These lines of credit are unconditionally cancelable and we reserve the right to not make any advances or may terminate these lines at any time.

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

We offer loans to prospective financial advisors for recruiting and retention purposes. See Note 2 of our 2024 Form 10-K and Note 8 of this Form 10-Q for additional information regarding our loans to financial advisors. These offers are contingent upon certain events occurring, including the individuals joining us or continuing their affiliation with us and meeting certain other conditions outlined in their offer. We have unfunded commitments of $15 million for loans to financial advisors who have met such conditions as of June 30, 2025.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Investment commitments

We had unfunded commitments to various investments, primarily held by Raymond James Bank and TriState Capital Bank, of $95 million as of June 30, 2025.

Other commitments

Raymond James Affordable Housing Investments, Inc. (“RJAHI”) sells investments in project partnerships to various LIHTC funds, which have third-party investors, and for which RJAHI serves as the managing member or general partner. RJAHI typically sells investments in project partnerships to LIHTC funds within 90 days of their acquisition. Until such investments are sold to LIHTC funds, RJAHI is responsible for funding investment commitments to such partnerships. As of June 30, 2025, RJAHI had committed approximately $443 million to project partnerships that had not yet been sold to LIHTC funds. Because we expect to sell these project partnerships to LIHTC funds and the equity funding events arise over future periods, the contractual commitments are not expected to materially impact our future liquidity requirements. RJAHI may also make short-term loans or advances to project partnerships and LIHTC funds.

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

There are certain matters for which we are unable to estimate the upper end of the range of reasonably possible loss. With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss as of June 30, 2025, the estimated upper end of the range of reasonably possible aggregate loss to be approximately $10 million in excess of the aggregate accruals for such matters.  Refer to Note 2 of our 2024 Form 10-K for a discussion of our criteria for recognizing liabilities for contingencies.

NOTE 17 – SHAREHOLDERS’ EQUITY

Preferred stock

The following table details the shares outstanding, carrying value, and aggregate liquidation preference of our preferred stock. For further details regarding our preferred stock see Note 20 of our 2024 Form 10-K.

$ in millions	June 30, 2025	September 30, 2024
6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”):
Shares outstanding	80,500	80,500
Carrying value	$79	$79
Aggregate liquidation preference	$81	$81

The following table details dividends declared and dividends paid on our Series B Preferred Stock for the three and nine months ended June 30, 2025 and 2024.

	Three months ended June 30,		Nine months ended June 30,
$ in millions, except per share amounts	2025	2024	2025	2024
Dividends declared:
Total dividends declared	$1	$1	$4	$4
Dividends declared per preferred share	$15.94	$15.94	$47.82	$47.82
Dividends paid:
Total dividends paid	$1	$1	$4	$4
Dividends paid per preferred share	$15.94	$15.94	$47.82	$47.82

Common equity

The following table presents the changes in our common shares outstanding for the three and nine months ended June 30, 2025 and 2024.

	Three months ended June 30,		Nine months ended June 30,
Shares in millions	2025	2024	2025	2024
Balance beginning of period	203.1	207.3	203.3	208.8
Repurchases of common stock under the Board of Directors’ common stock repurchase authorization	(3.3)	(2.0)	(5.3)	(5.1)
Issuances due to vesting of RSUs, employee stock purchases, and exercise of stock options, net of forfeitures	0.2	0.3	2.0	1.9
Balance end of period	200.0	205.6	200.0	205.6

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

Share repurchases

We repurchase shares of our common stock from time to time for a number of reasons, including to offset dilution, which could arise from share issuances resulting from share-based compensation programs or acquisitions. In December 2024, our Board of Directors authorized common stock repurchases of up to $1.5 billion, which replaced the previous authorization. Our share repurchases are effected primarily through regular open-market purchases, typically under a SEC Rule 10b-18 plan, the amounts and timing of which are determined primarily by our current and projected capital position, applicable legal and regulatory constraints, general market conditions and the price and trading volumes of our common stock. During the three months ended June 30, 2025, we repurchased 3.3 million shares of our common stock for $451 million at an average price of $137 per share under the Board of Directors’ common stock repurchase authorization. During the nine months ended June 30, 2025, we repurchased 5.3 million shares of our common stock for $751 million at an average price of $141 per share. As of June 30, 2025, $749 million remained available under the Board of Directors’ common stock repurchase authorization.

Common stock dividends

Dividends per common share declared and paid are detailed in the following table for each respective period.

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Dividends per common share - declared	$0.50	$0.45	$1.50	$1.35
Dividends per common share - paid	$0.50	$0.45	$1.45	$1.32

Our dividend payout ratio is detailed in the following table for each respective period and is computed by dividing dividends declared per common share by earnings per diluted common share.

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Dividend payout ratio	23.6%	19.5%	20.4%	19.7%

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

$ in millions	Net investment hedges	Currency translations	Subtotal: net investment hedges and currency translations	Available- for-sale securities	Cash flow hedges	Total
Three months ended June 30, 2025
AOCI as of beginning of period	$205	$(263)	$(58)	$(496)	$8	$(546)
OCI:
OCI before reclassifications and taxes	(60)	104	44	71	—	115
Amounts reclassified from AOCI, before tax	—	—	—	—	(4)	(4)
Pre-tax net OCI	(60)	104	44	71	(4)	111
Income tax effect	14	—	14	(18)	1	(3)
OCI for the period, net of tax	(46)	104	58	53	(3)	108
AOCI as of end of period	$159	$(159)	$—	$(443)	$5	$(438)

Nine months ended June 30, 2025
AOCI as of beginning of period	$145	$(169)	$(24)	$(485)	$7	$(502)
OCI:
OCI before reclassifications and taxes	19	10	29	52	13	94
Amounts reclassified from AOCI, before tax	—	—	—	2	(16)	(14)
Pre-tax net OCI	19	10	29	54	(3)	80
Income tax effect	(5)	—	(5)	(12)	1	(16)
OCI for the period, net of tax	14	10	24	42	(2)	64
AOCI as of end of period	$159	$(159)	$—	$(443)	$5	$(438)

Three months ended June 30, 2024
AOCI as of beginning of period	$143	$(198)	$(55)	$(698)	$29	$(724)
OCI:
OCI before reclassifications and taxes	14	(12)	2	14	4	20
Amounts reclassified from AOCI, before tax	—	—	—	—	(7)	(7)
Pre-tax net OCI	14	(12)	2	14	(3)	13
Income tax effect	(4)	—	(4)	(3)	1	(6)
OCI for the period, net of tax	10	(12)	(2)	11	(2)	7
AOCI as of end of period	$153	$(210)	$(57)	$(687)	$27	$(717)

Nine months ended June 30, 2024
AOCI as of beginning of period	$143	$(216)	$(73)	$(942)	$44	$(971)
OCI:
OCI before reclassifications and taxes	14	6	20	338	4	362
Amounts reclassified from AOCI, before tax	—	—	—	—	(26)	(26)
Pre-tax net OCI	14	6	20	338	(22)	336
Income tax effect	(4)	—	(4)	(83)	5	(82)
OCI for the period, net of tax	10	6	16	255	(17)	254
AOCI as of end of period	$153	$(210)	$(57)	$(687)	$27	$(717)

Reclassifications from AOCI to net income, excluding taxes, for the nine months ended June 30, 2025 were recorded in “Other” revenue and “Interest expense” on the Condensed Consolidated Statements of Income and Comprehensive Income. Reclassifications from AOCI to net income, excluding taxes, for the three months ended June 30, 2025 and three and nine months ended June 30, 2024 were recorded in “Interest expense” on the Condensed Consolidated Statements of Income and Comprehensive Income.

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

	Three months ended June 30, 2025
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,462	$—	$280	$—	$(9)	$1,733
Brokerage revenues:
Securities commissions:
Mutual and other fund products	146	1	1	—	—	148
Insurance and annuity products	129	—	—	—	—	129
Equities, exchange-traded funds (“ETFs”) and fixed income products	115	41	1	—	(3)	154
Subtotal securities commissions	390	42	2	—	(3)	431
Principal transactions (1)	30	96	—	2	—	128
Total brokerage revenues	420	138	2	2	(3)	559
Account and service fees:
Mutual fund and annuity service fees	126	—	3	—	—	129
RJBDP fees	303	2	—	—	(195)	110
Client account and other fees	72	2	2	—	(13)	63
Total account and service fees	501	4	5	—	(208)	302
Investment banking:
Merger & acquisition and advisory	—	105	—	—	—	105
Equity underwriting	9	38	—	—	—	47
Debt underwriting	—	60	—	—	—	60
Total investment banking	9	203	—	—	—	212
Other:
Affordable housing investments business revenues	—	33	—	—	—	33
All other (1)	5	—	1	16	(9)	13
Total other	5	33	1	16	(9)	46
Total non-interest revenues	2,397	378	288	18	(229)	2,852
Interest income (1)	114	27	3	823	23	990
Total revenues	2,511	405	291	841	(206)	3,842
Interest expense	(23)	(24)	—	(383)	(14)	(444)
Net revenues	$2,488	$381	$291	$458	$(220)	$3,398

(1)These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

	Three months ended June 30, 2024
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,364	$—	$254	$—	$(7)	$1,611
Brokerage revenues:
Securities commissions:
Mutual and other fund products	142	1	1	—	—	144
Insurance and annuity products	130	—	—	—	—	130
Equities, ETFs and fixed income products	111	33	—	—	(2)	142
Subtotal securities commissions	383	34	1	—	(2)	416
Principal transactions (1)	26	87	—	3	—	116
Total brokerage revenues	409	121	1	3	(2)	532
Account and service fees:
Mutual fund and annuity service fees	118	—	2	—	—	120
RJBDP fees	347	1	—	—	(199)	149
Client account and other fees	66	1	3	—	(11)	59
Total account and service fees	531	2	5	—	(210)	328
Investment banking:
Merger & acquisition and advisory	—	91	—	—	—	91
Equity underwriting	10	33	—	—	—	43
Debt underwriting	—	49	—	—	—	49
Total investment banking	10	173	—	—	—	183
Other:
Affordable housing investments business revenues	—	30	—	—	—	30
All other (1)	13	2	1	9	(4)	21
Total other	13	32	1	9	(4)	51
Total non-interest revenues	2,327	328	261	12	(223)	2,705
Interest income (1)	121	32	4	867	33	1,057
Total revenues	2,448	360	265	879	(190)	3,762
Interest expense	(32)	(30)	—	(461)	(11)	(534)
Net revenues	$2,416	$330	$265	$418	$(201)	$3,228

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

	Nine months ended June 30, 2025
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$4,395	$1	$840	$—	$(35)	$5,201
Brokerage revenues:
Securities commissions:
Mutual and other fund products	450	5	3	—	(1)	457
Insurance and annuity products	364	—	—	—	—	364
Equities, ETFs and fixed income products	371	117	3	—	(10)	481
Subtotal securities commissions	1,185	122	6	—	(11)	1,302
Principal transactions (1)	87	303	—	6	—	396
Total brokerage revenues	1,272	425	6	6	(11)	1,698
Account and service fees:
Mutual fund and annuity service fees	382	—	10	—	(1)	391
RJBDP fees	947	5	—	—	(568)	384
Client account and other fees	208	6	7	—	(31)	190
Total account and service fees	1,537	11	17	—	(600)	965
Investment banking:
Merger & acquisition and advisory	—	460	—	—	—	460
Equity underwriting	26	104	—	—	—	130
Debt underwriting	—	163	—	—	—	163
Total investment banking	26	727	—	—	—	753
Other:
Affordable housing investments business revenues	—	82	—	—	—	82
All other (1)	16	1	1	38	(13)	43
Total other	16	83	1	38	(13)	125
Total non-interest revenues	7,246	1,247	864	44	(659)	8,742
Interest income (1)	350	84	10	2,472	64	2,980
Total revenues	7,596	1,331	874	2,516	(595)	11,722
Interest expense	(74)	(74)	—	(1,199)	(37)	(1,384)
Net revenues	$7,522	$1,257	$874	$1,317	$(632)	$10,338

(1)These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

	Nine months ended June 30, 2024
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$3,838	$1	$720	$—	$(25)	$4,534
Brokerage revenues:
Securities commissions:
Mutual and other fund products	419	4	4	—	(3)	424
Insurance and annuity products	382	—	—	—	—	382
Equities, ETFs and fixed income products	313	101	—	—	(7)	407
Subtotal securities commissions	1,114	105	4	—	(10)	1,213
Principal transactions (1)	84	278	—	7	—	369
Total brokerage revenues	1,198	383	4	7	(10)	1,582
Account and service fees:
Mutual fund and annuity service fees	339	—	7	—	(1)	345
RJBDP fees	1,088	4	—	—	(631)	461
Client account and other fees	195	4	9	—	(32)	176
Total account and service fees	1,622	8	16	—	(664)	982
Investment banking:
Merger & acquisition and advisory	—	316	—	—	—	316
Equity underwriting	29	82	—	—	—	111
Debt underwriting	—	116	—	—	—	116
Total investment banking	29	514	—	—	—	543
Other:
Affordable housing investments business revenues	—	75	—	—	—	75
All other (1)	23	3	2	31	(14)	45
Total other	23	78	2	31	(14)	120
Total non-interest revenues	6,710	984	742	38	(713)	7,761
Interest income (1)	361	81	10	2,607	100	3,159
Total revenues	7,071	1,065	752	2,645	(613)	10,920
Interest expense	(88)	(76)	—	(1,362)	(35)	(1,561)
Net revenues	$6,983	$989	$752	$1,283	$(648)	$9,359

(1)These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

At June 30, 2025 and September 30, 2024, net receivables related to contracts with customers were $470 million and $600 million, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 19 – INTEREST INCOME AND INTEREST EXPENSE

The following table details the components of interest income and interest expense.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2025	2024	2025	2024
Interest income:
Cash and cash equivalents	$103	$121	$331	$381
Assets segregated for regulatory purposes and restricted cash	36	46	114	140
Trading assets — debt securities	19	20	57	54
Available-for-sale securities	45	55	142	167
Brokerage client receivables	42	48	128	140
Bank loans, net	715	736	2,123	2,197
All other	30	31	85	80
Total interest income	$990	$1,057	$2,980	$3,159
Interest expense:
Bank deposits	$373	$446	1,163	$1,318
Trading liabilities — debt securities	11	11	32	33
Brokerage client payables	15	22	52	63
Other borrowings	7	7	21	23
Senior notes payable	23	23	69	69
All other	15	25	47	55
Total interest expense	$444	$534	$1,384	$1,561
Net interest income	$546	$523	$1,596	$1,598
Less: Bank loan provision/(benefit) for credit losses	15	(10)	31	23
Net interest income after bank loan provision/(benefit) for credit losses	$531	$533	$1,565	$1,575

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

Restricted stock units

During the three and nine months ended June 30, 2025, we granted approximately 110 thousand and 2.0 million RSUs, respectively, with a weighted-average grant-date fair value of $148.72 and $162.23, respectively, compared with approximately 90 thousand and 1.9 million RSUs granted during the three and nine months ended June 30, 2024, respectively, with a weighted-average grant-date fair value of $125.42 and $108.09, respectively. For the three and nine months ended June 30, 2025, total share-based compensation amortization related to RSUs was $49 million and $192 million, respectively, compared with $51 million and $191 million for the three and nine months ended June 30, 2024, respectively.

As of June 30, 2025, there were $382 million of total pre-tax compensation costs not yet recognized (net of estimated forfeitures) related to RSUs, including those granted during the nine months ended June 30, 2025. These costs are expected to be recognized over a weighted-average period of three years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Restricted stock awards

Restricted stock awards (“RSAs”) were issued as a component of our total purchase consideration for TriState Capital Holdings, Inc. (“TriState Capital”) on June 1, 2022, in accordance with the terms of the acquisition. For the three and nine months ended June 30, 2025, total share-based compensation amortization related to these RSAs was $1 million and $3 million, respectively, compared with $1 million and $5 million for the three and nine months ended June 30, 2024, respectively. As of June 30, 2025, there were $2 million of total pre-tax compensation costs not yet recognized for these RSAs. These costs are expected to be recognized over a weighted-average period of 1.3 years. See Note 3 of our 2024 Form 10-K for additional information regarding the acquisition of TriState Capital.

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

Under these rules, requirements are established for both the quantity and quality of capital held by banking organizations. RJF, Raymond James Bank, and TriState Capital Bank are required to maintain minimum leverage ratios (defined as tier 1 capital divided by adjusted average assets), as well as minimum ratios of tier 1 capital, common equity tier 1 (“CET1”) capital, and total capital to risk-weighted assets. These capital ratios incorporate quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under the regulatory capital rules and are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. We calculate these ratios in order to assess compliance with both regulatory requirements and internal capital policies. In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make certain discretionary bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. As of June 30, 2025, capital levels at RJF, Raymond James Bank, and TriState Capital Bank exceeded the capital conservation buffer requirements and each entity was categorized as “well-capitalized.” For further discussion of regulatory capital requirements applicable to certain of our businesses and subsidiaries, see Note 24 of our 2024 Form 10-K.

The following table presents regulatory capital ratio requirements for RJF as of June 30, 2025 and September 30, 2024.

	Required ratio (1)	Well-capitalized	June 30, 2025		September 30, 2024
$ in millions			Ratio	Amount	Ratio	Amount
RJF:
Tier 1 leverage	4.0%	N/A (2)	13.1%	$10,957	12.8%	$10,383
Tier 1 capital	8.5%	6.0%	22.9%	$10,957	22.8%	$10,383
CET1 capital	7.0%	N/A (2)	22.7%	$10,882	22.6%	$10,307
Total capital	10.5%	10.0%	24.2%	$11,575	24.1%	$11,001

(1)The required ratio for tier 1 capital, CET1 capital, and total capital reflect our minimum risk-based capital requirements plus a capital conservation buffer of 2.5%.
(2)The Fed’s regulations do not establish well-capitalized thresholds for these measures for BHCs.

As of June 30, 2025, RJF’s regulatory capital increased compared with September 30, 2024 driven by an increase in equity due to positive earnings, partially offset by share repurchases and dividends. RJF’s tier 1 capital and total capital ratios increased compared with September 30, 2024 resulting from the increase in regulatory capital, partially offset by an increase in risk-weighted assets largely due to an increase in bank loans. RJF’s tier 1 leverage ratio at June 30, 2025 increased compared to September 30, 2024 due to the increase in regulatory capital, which was partially offset by higher average assets. The increase

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

in average assets was primarily driven by increases in average bank loans, partially offset by a decline in our available-for-sale securities portfolio.

For RJF to maintain its status as a financial holding company, Raymond James Bank and TriState Capital Bank must, among other things, qualify as “well-capitalized.” The following table presents regulatory capital ratio requirements for RJB and TSC as of June 30, 2025 and September 30, 2024. Our banks’ failure to remain well-capitalized could result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements.

	Required ratio (1)	Well-capitalized	June 30, 2025		September 30, 2024
$ in millions			Ratio	Amount	Ratio	Amount
Raymond James Bank:
Tier 1 leverage	4.0%	5.0%	8.1%	$3,427	8.1%	$3,401
Tier 1 capital	8.5%	8.0%	14.0%	$3,427	14.4%	$3,401
CET1 capital	7.0%	6.5%	14.0%	$3,427	14.4%	$3,401
Total capital	10.5%	10.0%	15.2%	$3,735	15.7%	$3,698
TriState Capital Bank:
Tier 1 leverage	4.0%	5.0%	7.5%	$1,616	7.5%	$1,505
Tier 1 capital	8.5%	8.0%	17.0%	$1,616	16.9%	$1,505
CET1 capital	7.0%	6.5%	17.0%	$1,616	16.9%	$1,505
Total capital	10.5%	10.0%	17.7%	$1,679	17.5%	$1,558

(1)The required ratio for tier 1 capital, CET1 capital, and total capital reflect our minimum risk-based capital requirements plus a capital conservation buffer of 2.5%.

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

$ in millions	June 30, 2025	September 30, 2024
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	25.5%	33.6%
Net capital	$857	$1,019
Less: required net capital	(67)	(61)
Excess net capital	$790	$958

As of June 30, 2025, all of our other active regulated domestic and international subsidiaries were in compliance with and exceeded all applicable capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 22 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share.

	Three months ended June 30,		Nine months ended June 30,
in millions, except per share amounts	2025	2024	2025	2024
Income for basic earnings per common share:
Net income available to common shareholders	$435	$491	$1,527	$1,462
Less allocation of earnings and dividends to participating securities	—	(1)	(2)	(3)
Net income available to common shareholders after participating securities	$435	$490	$1,525	$1,459
Income for diluted earnings per common share:
Net income available to common shareholders	$435	$491	$1,527	$1,462
Less allocation of earnings and dividends to participating securities	—	(1)	(2)	(3)
Net income available to common shareholders after participating securities	$435	$490	$1,525	$1,459
Common shares:
Average common shares in basic computation	201.2	206.8	203.0	207.9
Dilutive effect of outstanding stock options and certain RSUs	4.3	5.5	4.6	5.2
Average common and common equivalent shares used in diluted computation	205.5	212.3	207.6	213.1
Earnings per common share:
Basic	$2.16	$2.37	$7.51	$7.02
Diluted	$2.12	$2.31	$7.35	$6.85
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	1.1	0.1	1.1	0.1

The allocation of earnings and dividends to participating securities in the preceding table represents dividends paid during the period to participating securities, consisting of RSAs and certain RSUs, plus an allocation of undistributed earnings to such participating securities. Participating securities and related dividends paid on these participating securities were insignificant for each of the three and nine months ended June 30, 2025 and 2024.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings as if all earnings for the period had been distributed.

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

The following table presents information concerning operations in these segments.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2025	2024	2025	2024
Net revenues:
Private Client Group	$2,488	$2,416	$7,522	$6,983
Capital Markets	381	330	1,257	989
Asset Management	291	265	874	752
Bank	458	418	1,317	1,283
Other	9	28	34	71
Intersegment eliminations	(229)	(229)	(666)	(719)
Total net revenues	$3,398	$3,228	$10,338	$9,359
Pre-tax income/(loss):
Private Client Group	$411	$441	$1,304	$1,324
Capital Markets	(54)	(14)	56	(28)
Asset Management	125	112	371	305
Bank	123	115	358	282
Other	(42)	(10)	(106)	—
Total pre-tax income	$563	$644	$1,983	$1,883

No individual client accounted for more than ten percent of revenues in any of the periods presented.

The following table presents our net interest income on a segment basis.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2025	2024	2025	2024
Net interest income:
Private Client Group (1)	$91	$89	$276	$273
Capital Markets	3	2	10	5
Asset Management	3	4	10	10
Bank	440	406	1,273	1,245
Other (1)	9	22	27	65
Net interest income	$546	$523	$1,596	$1,598

(1)Effective October 1, 2024, we updated our methodology for allocating interest income on certain cash balances, resulting in a reallocation of interest income from the Other segment to the PCG segment. Prior-period segment results have not been conformed to the current-period presentation.

The following table presents our total assets on a segment basis.

$ in millions	June 30, 2025	September 30, 2024
Total assets:
Private Client Group	$14,236	$13,413
Capital Markets	2,991	3,518
Asset Management	633	616
Bank	63,561	62,367
Other	3,394	3,078
Total	$84,815	$82,992

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table presents goodwill, which was included in our total assets, on a segment basis.

$ in millions	June 30, 2025	September 30, 2024
Goodwill:
Private Client Group	$581	$578
Capital Markets	276	275
Asset Management	69	69
Bank	529	529
Total	$1,455	$1,451
We have operations in the U.S., Canada, and Europe. The vast majority of our long-lived assets are located in the U.S.  The following table presents our net revenues and pre-tax income/(loss) classified by major geographic area in which they were earned.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2025	2024	2025	2024
Net revenues:
U.S.	$3,107	$2,950	$9,445	$8,557
Canada	149	154	474	448
Europe	142	124	419	354
Total net revenues	$3,398	$3,228	$10,338	$9,359
Pre-tax income/(loss):
U.S.	$546	$615	$1,875	$1,801
Canada	23	31	97	95
Europe	(6)	(2)	11	(13)
Total pre-tax income	$563	$644	$1,983	$1,883
The following table presents our total assets by major geographic area in which they were held.

$ in millions	June 30, 2025	September 30, 2024
Total assets:
U.S.	$78,714	$77,033
Canada	3,185	3,347
Europe	2,916	2,612
Total	$84,815	$82,992
The following table presents goodwill, which was included in our total assets, classified by major geographic area in which it was held.

$ in millions	June 30, 2025	September 30, 2024
Goodwill:
U.S.	$1,250	$1,250
Canada	24	25
Europe	181	176
Total	$1,455	$1,451

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
FACTORS AFFECTING “FORWARD-LOOKING STATEMENTS”

Certain statements made in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning future strategic objectives, business prospects, anticipated savings, financial results (including expenses, earnings, liquidity, cash flow and capital expenditures), industry or market conditions (including changes in interest rates, inflation, and international trade policies), demand for and pricing of our products (including cash sweep and deposit offerings), anticipated timing and benefits of our acquisitions, and our level of success integrating acquired businesses, anticipated results of litigation, regulatory developments, and general economic conditions. In addition, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. Forward-looking statements are not guarantees, and they involve risks, uncertainties and assumptions. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from those expressed in the forward-looking statements. We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in our filings with the Securities and Exchange Commission (the “SEC”) from time to time, including our most recent Annual Report on Form 10-K, subsequent Quarterly Report on Form 10-Q, and Current Reports on Form 8-K, which are available at www.raymondjames.com and the SEC’s website at www.sec.gov. We expressly disclaim any obligation to update any forward-looking statement in the event it later turns out to be inaccurate, whether as a result of new information, future events, or otherwise.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
EXECUTIVE OVERVIEW

Summary results of operations

	Three months ended June 30,			Nine months ended June 30,
$ in millions, except per share amounts	2025	2024	% change	2025	2024	% change
Net revenues	$3,398	$3,228	5%	$10,338	$9,359	10%
Compensation, commissions and benefits expense	$2,202	$2,090	5%	$6,678	$6,054	10%
Non-compensation expenses	$633	$494	28%	$1,677	$1,422	18%
Pre-tax income	$563	$644	(13)%	$1,983	$1,883	5%
Net income available to common shareholders	$435	$491	(11)%	$1,527	$1,462	4%

Earnings per common share – basic	$2.16	$2.37	(9)%	$7.51	$7.02	7%
Earnings per common share – diluted	$2.12	$2.31	(8)%	$7.35	$6.85	7%

Non-GAAP measures:
Adjusted net income available to common shareholders (1)	$449	$508	(12)%	$1,570	$1,516	4%
Adjusted earnings per common share - diluted (1)	$2.18	$2.39	(9)%	$7.55	$7.10	6%

	Three months ended June 30,		Nine months ended June 30,
Other selected financial highlights	2025	2024	2025	2024
Pre-tax margin	16.6%	20.0%	19.2%	20.1%
Adjusted pre-tax margin (1)	17.1%	20.7%	19.7%	20.9%
Return on common equity	14.3%	17.8%	17.1%	18.2%
Adjusted return on common equity (1)	14.8%	18.4%	17.5%	18.8%
Return on tangible common equity (1)	16.7%	21.2%	19.9%	21.8%
Adjusted return on tangible common equity (1)	17.2%	21.9%	20.5%	22.5%
Compensation ratio	64.8%	64.7%	64.6%	64.7%
Adjusted compensation ratio (1)	64.5%	64.4%	64.4%	64.3%
Effective income tax rate	22.6%	23.6%	22.8%	22.1%

Quarter ended June 30, 2025 compared with the quarter ended June 30, 2024

For our fiscal third quarter of 2025, we generated net revenues of $3.40 billion, an increase of 5% compared with the prior-year quarter, while pre-tax income of $563 million decreased 13% compared with the prior-year quarter. Our net income available to common shareholders was $435 million and our earnings per diluted share were $2.12, reflecting a decrease from the prior-year quarter levels of 11% and 8%, respectively. Our annualized return on common equity (“ROCE”) for the quarter was 14.3%, compared with 17.8% for the prior-year quarter, and our annualized return on tangible common equity (“ROTCE”) was 16.7%(1), compared with 21.2%(1) for the prior-year quarter. The results for the quarter were adversely impacted by a $58 million increase in expense associated with the settlement of a legal matter related to bond underwritings for a specific issuer sold to institutional investors between 2013 and 2015.

Excluding the impact of $14 million of expenses, net of their tax effect, related to acquisitions completed in prior years, such as compensation expenses related to retention awards and amortization of identifiable intangible assets, our adjusted net income available to common shareholders was $449 million(1) for the three months ended June 30, 2025, a decrease of 12% compared with adjusted net income available to common shareholders for the prior-year quarter. Our adjusted earnings per diluted share were $2.18(1), a decrease of 9% compared with the prior-year quarter. Adjusted annualized ROCE for the quarter was 14.8%(1) and adjusted annualized ROTCE was 17.2%(1) compared with adjusted annualized ROCE of 18.4%(1) and adjusted annualized ROTCE of 21.9%(1) for the prior-year quarter.

(1)These are non-GAAP financial measures. Please see the “Reconciliation of non-GAAP financial measures to GAAP financial measures” in this MD&A for a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures, and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
The increase in net revenues compared with the prior-year quarter was primarily due to higher asset management and related administrative fees largely the result of higher PCG client assets in fee-based accounts. The increase in PCG client assets in fee-based accounts was primarily due to market appreciation and net new assets to the firm since the prior-year period. Investment banking revenues increased 16% compared with the prior-year quarter primarily due to an increase in mergers & acquisition and advisory revenues, as well as increased underwriting revenues, although uncertain market conditions for transaction closings adversely impacted both periods. Brokerage revenues also increased compared with the prior-year quarter. Offsetting these increases was a decrease in combined net interest income and RJBDP fees from third‑party banks due to lower short-term interest rates and lower average RJBDP balances swept to third-party banks compared with the prior-year quarter, which more than offset a favorable impact from growth in average interest-earning assets.

Compensation, commissions and benefits expense increased 5%, resulting from an increase in compensable revenues, annual salary increases, and an increase in compensation costs to support our growth. Our compensation ratio, or the ratio of compensation, commissions and benefits expense to net revenues, was 64.8%, and excluding acquisition-related compensation expenses, our adjusted compensation ratio was 64.5%(1), both remaining relatively unchanged compared with the prior-year quarter.

Non-compensation expenses increased 28%, primarily due to higher provisions for legal and regulatory matters as the current quarter included the aforementioned $58 million expense increase related to the settlement of a legal matter. Non-compensation expenses also increased due to a bank loan provision for credit losses of $15 million for the current quarter compared with a benefit of $10 million for the prior-year quarter, higher communications and information processing expenses resulting from continued investments in technology to benefit our advisors and their clients and to support our growth, and higher investment sub-advisory fees resulting from growth in assets under management in sub-advised programs.

Our effective income tax rate was 22.6% for our fiscal third quarter of 2025, a decrease compared with the 23.6% effective income tax rate for the prior-year quarter, primarily due to higher non-taxable valuation gains on our corporate-owned life insurance policies recognized in the current quarter compared with the prior-year quarter.

As of June 30, 2025, our tier 1 leverage ratio was 13.1% and total capital ratio was 24.2% both well above regulatory capital requirements. We also continue to have substantial liquidity with $2.35 billion of RJF corporate cash(2) as of June 30, 2025. During the three months ended June 30, 2025, we repurchased 3.3 million shares of our common stock for $451 million at an average price of $137 per share under the Board of Directors’ common stock repurchase authorization, leaving $749 million available under the authorization as of June 30, 2025. We believe our capital and liquidity levels allow us to invest in growth across our businesses and continue to be opportunistic in our deployment of capital.

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
Nine months ended June 30, 2025 compared with the nine months ended June 30, 2024

For the nine months ended June 30, 2025, we generated net revenues of $10.34 billion, an increase of 10% compared with the prior-year period, and pre-tax income of $1.98 billion, an increase of 5%. Our net income available to common shareholders of $1.53 billion was 4% higher than the prior-year period and our earnings per diluted share were $7.35, reflecting a 7% increase. Our annualized ROCE was 17.1%, down from 18.2% for the prior-year period, and our annualized ROTCE was 19.9%(1), compared with 21.8%(1) for the prior-year period.

Excluding the impact of $43 million of expenses, net of their tax effect, related to acquisitions completed in prior years, adjusted net income available to common shareholders for the nine months ended June 30, 2025 was $1.57 billion(1), an increase of 4% compared with adjusted net income available to common shareholders for the prior-year period. Our adjusted earnings per diluted share were $7.55(1), an increase of 6% compared with the prior-year period. Adjusted annualized ROCE was 17.5%(1), compared with 18.8%(1) for the prior-year period, and adjusted annualized ROTCE was 20.5%(1), compared with 22.5%(1) for the prior-year period.

The increase in net revenues compared with the prior-year period was primarily due to higher asset management and related administrative fees, largely the result of higher PCG client assets in fee-based accounts at the beginning of each of the current-year quarterly billing periods compared with the prior-year billing periods. The increase in PCG client assets in fee-based accounts resulted from net market appreciation and net new assets to the firm since the prior-year period. Investment banking revenues also increased significantly compared with the prior-year period primarily due to more favorable market conditions at the beginning of our fiscal 2025. Brokerage revenues also increased compared with the prior-year period largely due to an increase in client activity in both our PCG and Capital Markets segments. Offsetting these increases was a decrease in combined net interest income and RJBDP fees from third‑party banks, due to lower short-term interest rates compared with the prior-year period and, to a lesser extent, lower RJBDP balances swept to third-party banks, which more than offset a favorable impact from growth in average interest-earning assets.

Compensation, commissions and benefits expense increased 10%, primarily due to an increase in compensable revenues, an increase in compensation costs to support our growth, and annual salary increases. Our compensation ratio was 64.6%, and excluding acquisition-related compensation expenses, our adjusted compensation ratio was 64.4%(1), both remaining relatively unchanged compared with the prior-year period.

Non-compensation expenses increased 18%, primarily due to higher legal and regulatory matters expenses as the current-year period included a net provision expense for legal and regulatory matters, including a $58 million expense increase associated with the aforementioned settlement of a legal matter while the prior-year period reflected a net reserve release. Non-compensation expenses also increased due to higher communications and information processing expenses resulting from continued investments in technology to benefit our advisors and their clients and to support our growth, higher investment sub-advisory fees resulting from growth in assets under management in sub-advised programs, and higher business development expenses.

Our effective income tax rate was 22.8% for the nine months ended June 30, 2025, an increase from 22.1% for the prior-year period, primarily due to lower non-taxable valuation gains on our corporate-owned life insurance policies recognized in the current-year period compared with the prior-year period.

During the nine months ended June 30, 2025, we repurchased 5.3 million shares of our common stock for $751 million at an average price of $141 per share under the Board of Directors’ common stock repurchase authorization.

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

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2025	2024	2025	2024
Net income available to common shareholders	$435	$491	$1,527	$1,462
Non-GAAP adjustments:
Expenses related to acquisitions:
Compensation, commissions and benefits — Acquisition-related retention	9	11	25	33
Communications and information processing	—	—	—	1
Professional fees	—	1	2	3
Other:
Amortization of identifiable intangible assets	10	11	31	33
All other acquisition-related expenses	—	—	—	2
Total “Other” expense	10	11	31	35
Total pre-tax impact of non-GAAP adjustments related to acquisitions	19	23	58	72
Tax effect of non-GAAP adjustments	(5)	(6)	(15)	(18)
Total non-GAAP adjustments, net of tax	14	17	43	54
Adjusted net income available to common shareholders	$449	$508	$1,570	$1,516

Pre-tax income	$563	$644	$1,983	$1,883
Pre-tax impact of non-GAAP adjustments (as detailed above)	19	23	58	72
Adjusted pre-tax income	$582	$667	$2,041	$1,955

Compensation, commissions and benefits expense	$2,202	$2,090	$6,678	$6,054
Less: Acquisition-related retention (as detailed above)	9	11	25	33
Adjusted compensation, commissions and benefits expense	$2,193	$2,079	$6,653	$6,021

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

	Three months ended June 30,		Nine months ended June 30,
$ in millions, except per share amounts	2025	2024	2025	2024
Pre-tax margin	16.6%	20.0%	19.2%	20.1%
Less the impact of non-GAAP adjustments on pre-tax margin:
Expenses related to acquisitions:
Compensation, commissions and benefits — Acquisition-related retention	0.3%	0.3%	0.2%	0.4%
Communications and information processing	—%	—%	—%	—%
Professional fees	—%	—%	—%	—%
Other:
Amortization of identifiable intangible assets	0.2%	0.4%	0.3%	0.4%
All other acquisition-related expenses	—%	—%	—%	—%
Total “Other” expense	0.2%	0.4%	0.3%	0.4%
Total pre-tax impact of non-GAAP adjustments related to acquisitions	0.5%	0.7%	0.5%	0.8%
Adjusted pre-tax margin	17.1%	20.7%	19.7%	20.9%

Total compensation ratio	64.8%	64.7%	64.6%	64.7%
Less the impact of non-GAAP adjustments on compensation ratio:
Acquisition-related retention	0.3%	0.3%	0.2%	0.4%
Adjusted total compensation ratio	64.5%	64.4%	64.4%	64.3%

Diluted earnings per common share	$2.12	$2.31	$7.35	$6.85
Impact of non-GAAP adjustments on diluted earnings per common share:
Expenses related to acquisitions:
Compensation, commissions and benefits — Acquisition-related retention	0.04	0.05	0.12	0.15
Communications and information processing	—	—	—	—
Professional fees	—	0.01	0.01	0.01
Other:
Amortization of identifiable intangible assets	0.04	0.05	0.14	0.16
All other acquisition-related expenses	—	—	—	0.01
Total “Other” expense	0.04	0.05	0.14	0.17
Total pre-tax impact of non-GAAP adjustments related to acquisitions	0.08	0.11	0.27	0.33
Tax effect of non-GAAP adjustments	(0.02)	(0.03)	(0.07)	(0.08)
Total non-GAAP adjustments, net of tax	0.06	0.08	0.20	0.25
Adjusted diluted earnings per common share	$2.18	$2.39	$7.55	$7.10

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2025	2024	2025	2024
Average common equity	$12,157	$11,012	$11,938	$10,717
Impact of non-GAAP adjustments on average common equity:
Expenses related to acquisitions:
Compensation, commissions and benefits — Acquisition-related retention	5	5	12	17
Communications and information processing	—	—	—	—
Professional fees	—	1	1	2
Other:
Amortization of identifiable intangible assets	5	5	16	16
All other acquisition-related expenses	—	—	—	1
Total “Other” expense	5	5	16	17
Total pre-tax impact of non-GAAP adjustments related to acquisitions	10	11	29	36
Tax effect of non-GAAP adjustments	(3)	(3)	(7)	(9)
Total non-GAAP adjustments, net of tax	7	8	22	27
Adjusted average common equity	$12,164	$11,020	$11,960	$10,744

Average common equity	$12,157	$11,012	$11,938	$10,717
Less:
Average goodwill and identifiable intangible assets, net	1,858	1,889	1,865	1,898
Average deferred tax liabilities related to goodwill and identifiable intangible assets, net	(142)	(135)	(140)	(133)
Average tangible common equity	$10,441	$9,258	$10,213	$8,952
Impact of non-GAAP adjustments on average tangible common equity:
Expenses related to acquisitions:
Compensation, commissions and benefits — Acquisition-related retention	5	5	12	17
Communications and information processing	—	—	—	—
Professional fees	—	1	1	2
Other:
Amortization of identifiable intangible assets	5	5	16	16
All other acquisition-related expenses	—	—	—	1
Total “Other” expense	5	5	16	17
Total pre-tax impact of non-GAAP adjustments related to acquisitions	10	11	29	36
Tax effect of non-GAAP adjustments	(3)	(3)	(7)	(9)
Total non-GAAP adjustments, net of tax	7	8	22	27
Adjusted average tangible common equity	$10,448	$9,266	$10,235	$8,979

Return on common equity	14.3%	17.8%	17.1%	18.2%
Adjusted return on common equity	14.8%	18.4%	17.5%	18.8%
Return on tangible common equity	16.7%	21.2%	19.9%	21.8%
Adjusted return on tangible common equity	17.2%	21.9%	20.5%	22.5%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
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

NET INTEREST ANALYSIS

The Fed funds target rate began our fiscal 2024 at a range of 5.25% to 5.50% where it remained throughout most of our fiscal 2024. In late September 2024, the Fed decreased the Fed funds target rate by 50 basis points, followed by two additional 25‑basis-point reductions during fiscal 2025 to end the current-year period at a range of 4.25% to 4.50%. The Fed has indicated that it intends to closely monitor market conditions to determine whether it will consider making additional adjustments to short-term interest rates during the remainder of our fiscal 2025. The following table details the Fed’s short-term interest rate activity since the beginning of our fiscal year 2024.

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
Decreases in short-term interest rates generally result in a decrease to our RJBDP fees earned from third-party banks, although the magnitude of the impact may also be impacted by demand for cash balances by third-party banks and the rate paid to clients on their cash sweep balances. Rates paid to clients on their cash balances are generally impacted by the level of short-term interest rates, as well as competitive industry dynamics and the demand for client cash. Additionally, any future changes to regulatory rules or interpretations governing the fees the firm earns on cash sweep balances could also impact the rates we pay to clients on cash balances. In recent fiscal years, we have sought to continue to meet client demand for higher yields on cash balances, without sacrificing the benefits of FDIC insurance on such balances, by introducing new deposit products leveraging our bank subsidiaries or through initiatives offered within the RJBDP. Such programs include our ESP introduced to our clients in fiscal 2023 where such deposits are held by Raymond James Bank, offer enhanced rates, and offer FDIC coverage of up to $50 million for certain accounts, as well as initiatives offered from time to time within the RJBDP program which may offer enhanced rates to clients on certain balances within the program. These programs, while meeting client needs and diversifying our funding sources, have a higher relative cost than other alternatives therefore reducing our net interest margin and yields on RJBDP balances.

Refer to the discussion of our net interest income within the “Management’s Discussion and Analysis - Results of Operations” of our PCG, Bank, and Other segments, where applicable. Also refer to “Management’s Discussion and Analysis - Results of Operations - Private Client Group - Clients’ domestic cash sweep balances” for further information on the RJBDP.

Net interest income and RJBDP fees from third-party banks

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2025	2024	% change	2025	2024	% change
Net interest income	$546	$523	4%	$1,596	$1,598	—%
RJBDP fees from third-party banks	110	149	(26)%	384	461	(17)%
Net interest income and RJBDP fees from third-party banks	$656	$672	(2)%	$1,980	$2,059	(4)%

Quarter ended June 30, 2025 compared with the quarter ended June 30, 2024

Combined net interest income and RJBDP fees from third-party banks was $656 million and $672 million for the three months ended June 30, 2025 and 2024, respectively. The 2% decline compared with the prior-year quarter was primarily due to lower short-term interest rates and lower average RJBDP balances swept to third-party banks, which more than offset favorable impacts from growth in average interest-earning assets and a slight increase in net interest margin.

Nine months ended June 30, 2025 compared with the nine months ended June 30, 2024

Combined net interest income and RJBDP fees from third-party banks was $1.98 billion and $2.06 billion for the nine months ended June 30, 2025 and 2024, respectively. The 4% decline compared with the prior-year period was primarily due to lower short-term interest rates and, to a lesser extent, lower average RJBDP balances swept to third-party banks, which more than offset a favorable impact from growth in average interest-earning assets.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

The following table presents our consolidated average interest-earning asset and interest-bearing liability balances, interest income and expense and the related rates.

Quarter ended June 30, 2025 compared with the quarter ended June 30, 2024

	Three months ended June 30,
	2025			2024
$ in millions	Average daily balance	Interest	Annualized average rate	Average daily balance	Interest	Annualized average rate
Interest-earning assets:
Bank segment:
Cash and cash equivalents	$5,598	$59	4.24%	$5,318	$72	5.38%
Available-for-sale securities	7,980	45	2.27%	9,791	55	2.28%
Loans held for sale and investment: (1) (2)
Loans held for investment:
SBL	18,100	276	6.04%	15,029	269	7.10%
C&I loans	10,418	172	6.53%	9,935	194	7.70%
CRE loans	7,764	126	6.42%	7,465	142	7.52%
REIT loans	1,712	30	7.04%	1,731	34	7.71%
Residential mortgage loans	9,934	98	3.96%	9,173	83	3.66%
Tax-exempt loans (3)	1,266	9	3.39%	1,439	10	3.34%
Loans held for sale	255	4	6.98%	234	4	7.77%
Total loans held for sale and investment	49,449	715	5.76%	45,006	736	6.51%
All other interest-earning assets	231	4	5.27%	227	4	5.95%
Interest-earning assets — Bank segment	$63,258	$823	5.18%	$60,342	$867	5.72%
All other segments:
Cash and cash equivalents	$4,152	$44	4.24%	$3,311	$49	5.99%
Assets segregated for regulatory purposes and restricted cash	3,628	36	3.95%	3,624	46	5.08%
Trading assets — debt securities	1,335	19	5.73%	1,425	20	5.83%
Brokerage client receivables	2,427	42	6.97%	2,370	48	8.13%
All other interest-earning assets	2,535	26	3.93%	2,426	27	4.24%
Interest-earning assets — all other segments	$14,077	$167	4.72%	$13,156	$190	5.78%
Total interest-earning assets	$77,335	$990	5.10%	$73,498	$1,057	5.73%
Interest-bearing liabilities:
Bank segment:
Bank deposits:
Money market and savings accounts	$33,814	$146	1.73%	$31,232	$173	2.24%
Interest-bearing demand deposits	21,246	213	4.03%	20,261	250	4.95%
Certificates of deposit	1,763	19	4.34%	2,491	30	4.81%
Total bank deposits (4)	56,823	378	2.67%	53,984	453	3.38%
FHLB advances and all other interest-bearing liabilities	847	5	2.79%	1,189	8	2.90%
Interest-bearing liabilities — Bank segment	$57,670	$383	2.67%	$55,173	$461	3.37%
All other segments:
Trading liabilities — debt securities	$818	$11	5.35%	$862	$11	5.22%
Brokerage client payables	4,882	15	1.24%	4,558	22	1.93%
Senior notes payable	2,040	23	4.50%	2,039	23	4.50%
All other interest-bearing liabilities (4)	1,272	12	3.83%	1,522	17	4.42%
Interest-bearing liabilities — all other segments	$9,012	$61	2.72%	$8,981	$73	3.25%
Total interest-bearing liabilities	$66,682	$444	2.68%	$64,154	$534	3.35%
Firmwide net interest income		$546			$523
Net interest margin (net yield on interest-earning assets)
Bank segment			2.74%			2.64%
Firmwide			2.83%			2.86%
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

	Three months ended June 30,
	2025 compared to 2024
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest-earning assets:	Interest income
Bank segment:
Cash and cash equivalents	$3	$(16)	$(13)
Available-for-sale securities	(10)	—	(10)
Loans held for sale and investment:
Loans held for investment:
SBL	47	(40)	7
C&I loans	8	(30)	(22)
CRE loans	6	(22)	(16)
REIT loans	—	(4)	(4)
Residential mortgage loans	8	7	15
Tax-exempt loans	(1)	—	(1)
Loans held for sale	—	—	—
Total loans held for sale and investment	68	(89)	(21)
All other interest-earning assets	—	—	—
Interest-earning assets — Bank segment	$61	$(105)	$(44)
All other segments:
Cash and cash equivalents	$9	$(14)	$(5)
Assets segregated for regulatory purposes and restricted cash	—	(10)	(10)
Trading assets — debt securities	(1)	—	(1)
Brokerage client receivables	1	(7)	(6)
All other interest-earning assets	1	(2)	(1)
Interest-earning assets — all other segments	$10	$(33)	$(23)
Total interest-earning assets	$71	$(138)	$(67)

Interest-bearing liabilities:	Interest expense
Bank segment:
Bank deposits:
Money market and savings accounts	$13	$(40)	$(27)
Interest-bearing demand deposits	11	(48)	(37)
Certificates of deposit	(8)	(3)	(11)
Total bank deposits	16	(91)	(75)
FHLB advances and all other interest-bearing liabilities	(3)	—	(3)
Interest-bearing liabilities — Bank segment	$13	$(91)	$(78)
All other segments:
Trading liabilities — debt securities	$—	$—	$—
Brokerage client payables	2	(9)	(7)
Senior notes payable	—	—	—
All other interest-bearing liabilities	(3)	(2)	(5)
Interest-bearing liabilities — all other segments	$(1)	$(11)	$(12)
Total interest-bearing liabilities	$12	$(102)	$(90)
Change in firmwide net interest income	$59	$(36)	$23

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Nine months ended June 30, 2025 compared with the nine months ended June 30, 2024

	Nine months ended June 30,
	2025			2024
$ in millions	Average daily balance	Interest	Annualized average rate	Average daily balance	Interest	Annualized average rate
Interest-earning assets:
Bank segment:
Cash and cash equivalents	$5,960	$197	4.40%	$5,699	$232	5.40%
Available-for-sale securities	8,363	142	2.27%	10,069	167	2.22%
Loans held for sale and investment: (1) (2)
Loans held for investment:
SBL	17,229	806	6.17%	14,721	798	7.12%
C&I loans	10,305	518	6.64%	10,265	597	7.64%
CRE loans	7,668	385	6.62%	7,365	423	7.55%
REIT loans	1,692	91	7.13%	1,704	100	7.71%
Residential mortgage loans	9,733	285	3.90%	8,972	240	3.57%
Tax-exempt loans (3)	1,283	26	3.37%	1,443	29	3.28%
Loans held for sale	232	12	6.96%	180	10	8.15%
Total loans held for sale and investment	48,142	2,123	5.85%	44,650	2,197	6.50%
All other interest-earning assets	237	10	5.39%	235	11	6.10%
Interest-earning assets — Bank segment	$62,702	$2,472	5.23%	$60,653	$2,607	5.68%
All other segments:
Cash and cash equivalents	$4,076	$134	4.40%	$3,292	$149	6.04%
Assets segregated for regulatory purposes and restricted cash	3,571	114	4.24%	3,634	140	5.15%
Trading assets — debt securities	1,387	57	5.47%	1,251	54	5.80%
Brokerage client receivables	2,402	128	7.15%	2,266	140	8.22%
All other interest-earning assets	2,531	75	3.88%	2,265	69	3.89%
Interest-earning assets — all other segments	$13,967	$508	4.84%	$12,708	$552	5.77%
Total interest-earning assets	$76,669	$2,980	5.16%	$73,361	$3,159	5.70%
Interest-bearing liabilities:
Bank segment:
Bank deposits:
Money market and savings accounts	$33,088	$458	1.85%	$31,459	$497	2.11%
Interest-bearing demand deposits	21,013	650	4.14%	20,206	747	4.94%
Certificates of deposit	2,094	71	4.52%	2,642	92	4.64%
Total bank deposits (4)	56,195	1,179	2.81%	54,307	1,336	3.29%
FHLB advances and all other interest-bearing liabilities	1,001	20	2.72%	1,201	26	2.92%
Interest-bearing liabilities — Bank segment	$57,196	$1,199	2.81%	$55,508	$1,362	3.28%
All other segments:
Trading liabilities — debt securities	$834	$32	5.17%	$806	$33	5.46%
Brokerage client payables	4,794	52	1.44%	4,688	63	1.78%
Senior notes payable	2,040	69	4.50%	2,039	69	4.50%
All other interest-bearing liabilities (4)	1,182	32	3.62%	1,134	34	4.00%
Interest-bearing liabilities — all other segments	$8,850	$185	2.79%	$8,667	$199	3.05%
Total interest-bearing liabilities	$66,046	$1,384	2.81%	$64,175	$1,561	3.25%
Firmwide net interest income		$1,596			$1,598
Net interest margin (net yield on interest-earning assets)
Bank segment			2.67%			2.68%
Firmwide			2.78%			2.91%

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

	Nine months ended June 30,
	2025 compared to 2024
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest-earning assets:	Interest income
Bank segment:
Cash and cash equivalents	$10	$(45)	$(35)
Available-for-sale securities	(29)	4	(25)
Loans held for sale and investment:
Loans held for investment:
SBL	113	(105)	8
C&I loans	2	(81)	(79)
CRE loans	15	(53)	(38)
REIT loans	(1)	(8)	(9)
Residential mortgage loans	21	24	45
Tax-exempt loans	(4)	1	(3)
Loans held for sale	4	(2)	2
Total loans held for sale and investment	150	(224)	(74)
All other interest-earning assets	—	(1)	(1)
Interest-earning assets — Bank segment	$131	$(266)	$(135)
All other segments:
Cash and cash equivalents	$26	$(41)	$(15)
Assets segregated for regulatory purposes and restricted cash	(2)	(24)	(26)
Trading assets — debt securities	6	(3)	3
Brokerage client receivables	6	(18)	(12)
All other interest-earning assets	6	—	6
Interest-earning assets — all other segments	$42	$(86)	$(44)
Total interest-earning assets	$173	$(352)	$(179)

Interest-bearing liabilities:	Interest expense
Bank segment:
Bank deposits:
Money market and savings accounts	$23	$(62)	$(39)
Interest-bearing demand deposits	28	(125)	(97)
Certificates of deposit	(19)	(2)	(21)
Total bank deposits	32	(189)	(157)
FHLB advances and all other interest-bearing liabilities	(4)	(2)	(6)
Interest-bearing liabilities — Bank segment	$28	$(191)	$(163)
All other segments:
Trading liabilities — debt securities	$1	$(2)	$(1)
Brokerage client payables	1	(12)	(11)
Senior notes payable	—	—	—
All other interest-bearing liabilities	1	(3)	(2)
Interest-bearing liabilities — all other segments	$3	$(17)	$(14)
Total interest-bearing liabilities	$31	$(208)	$(177)
Change in firmwide net interest income	$142	$(144)	$(2)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
RESULTS OF OPERATIONS – PRIVATE CLIENT GROUP

For an overview of our PCG segment operations, as well as a description of the key factors impacting our PCG results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K.

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2025	2024	% change	2025	2024	% change
Revenues:
Asset management and related administrative fees	$1,462	$1,364	7%	$4,395	$3,838	15%
Brokerage revenues:
Mutual and other fund products	146	142	3%	450	419	7%
Insurance and annuity products	129	130	(1)%	364	382	(5)%
Equities, ETFs and fixed income products	145	137	6%	458	397	15%
Total brokerage revenues	420	409	3%	1,272	1,198	6%
Account and service fees:
Mutual fund and annuity service fees	126	118	7%	382	339	13%
RJBDP fees:
Bank segment	193	198	(3)%	563	627	(10)%
Third-party banks	110	149	(26)%	384	461	(17)%
Client account and other fees	72	66	9%	208	195	7%
Total account and service fees	501	531	(6)%	1,537	1,622	(5)%
Investment banking	9	10	(10)%	26	29	(10)%
Interest income (1)	114	121	(6)%	350	361	(3)%
All other	5	13	(62)%	16	23	(30)%
Total revenues	2,511	2,448	3%	7,596	7,071	7%
Interest expense	(23)	(32)	(28)%	(74)	(88)	(16)%
Net revenues	2,488	2,416	3%	7,522	6,983	8%
Non-interest expenses:
Financial advisor compensation and benefits	1,414	1,327	7%	4,238	3,790	12%
Administrative compensation and benefits	389	389	—%	1,195	1,159	3%
Total compensation, commissions and benefits	1,803	1,716	5%	5,433	4,949	10%
Non-compensation expenses:
Communications and information processing	119	106	12%	347	303	15%
Occupancy and equipment	58	57	2%	169	168	1%
Business development	48	49	(2)%	130	126	3%
Professional fees	16	16	—%	47	47	—%
All other	33	31	6%	92	66	39%
Total non-compensation expenses	274	259	6%	785	710	11%
Total non-interest expenses	2,077	1,975	5%	6,218	5,659	10%
Pre-tax income	$411	$441	(7)%	$1,304	$1,324	(2)%

(1)Effective October 1, 2024, we updated our methodology for allocating interest income on certain cash balances to our segments, resulting in a reallocation of interest income from the Other segment to the PCG segment. Prior-period segment results have not been conformed to the current-period presentation.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Selected key metrics

PCG client asset balances

	As of
$ in billions	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Assets under administration (“AUA”)	$1,574.2	$1,475.5	$1,491.8	$1,507.0	$1,415.7
Assets in fee-based accounts (1)	$943.9	$872.8	$876.6	$875.2	$820.6
Percent of AUA in fee-based accounts	60.0%	59.2%	58.8%	58.1%	58.0%

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

As of June 30, 2025, March 31, 2025, and June 30, 2024 PCG AUA included assets associated with firms affiliated with us through our RIA and custody services (“RCS”) division of $201.6 billion, $185.6 billion, and $167.2 billion, respectively, of which $173.9 billion, $158.5 billion, and $140.6 billion, respectively, were assets in fee-based accounts. Based on the nature of the services provided to such firms, revenues related to these assets in the PCG segment are included in “Account and service fees.” The growth in RCS client assets over time is partially due to transfers into RCS from our other financial advisor channels. We may continue to experience transfers to our RCS division; however, consistent with our experience in recent fiscal years, we would not expect these financial advisor transfers to significantly impact our results of operations.

Domestic PCG net new assets

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2025	2024	2025	2024
Domestic PCG net new assets (1)	$11,651	$16,517	$34,501	$47,740
Domestic PCG net new assets growth - annualized (2)	3.4%	5.2%	3.3%	5.8%

(1)Domestic PCG net new assets represents domestic PCG client inflows, including dividends and interest, less domestic PCG client outflows, including commissions, advisory fees, and other fees.
(2)The Domestic PCG net new asset growth - annualized percentage is based on the beginning Domestic PCG AUA balance for the indicated period.

PCG AUA and PCG assets in fee-based accounts as of June 30, 2025 increased 7% and 8%, respectively, compared with March 31, 2025, and increased 11% and 15%, respectively, compared with June 30, 2024 due to market-driven appreciation and net new assets, reflecting the favorable impact of our advisor recruiting and retention. PCG assets in fee-based accounts continued to be a significant percentage of overall PCG AUA due to many clients’ preference for fee-based alternatives versus transaction-based accounts and, as a result, a significant portion of our PCG revenues is directly impacted by market movements.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Clients’ domestic cash sweep balances and ESP balances

	As of
$ in millions	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
RJBDP:
Bank segment	$26,635	$25,783	$23,946	$23,978	$23,371
Third-party banks	13,878	16,813	20,341	18,226	17,325
Subtotal RJBDP	40,513	42,596	44,287	42,204	40,696
Client Interest Program (“CIP”)	1,640	1,656	1,664	1,653	1,713
Total clients’ domestic cash sweep balances	42,153	44,252	45,951	43,857	42,409
ESP	13,027	13,507	13,785	14,018	14,039
Total clients’ domestic cash sweep and ESP balances	$55,180	$57,759	$59,736	$57,875	$56,448

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Average yield on RJBDP - third-party banks	2.96%	3.41%	3.03%	3.55%

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

The “Average yield on RJBDP - third-party banks” in the preceding table is computed by dividing annualized RJBDP fees from third-party banks, which are net of the interest expense paid to clients by the third-party banks, by the average daily RJBDP balances at third-party banks. The average yield on RJBDP - third-party banks for the three and nine months ended June 30, 2025 decreased from the corresponding prior-year periods largely as a result of decreases in the Fed’s short-term benchmark interest rate. For the nine-month period, the decrease also reflected the impact of growth in RJBDP balances offering enhanced rates to clients which reduced the yield earned from third-party banks on such balances. See “Management’s Discussion and Analysis - Net interest analysis” for further information.

Total clients’ domestic cash sweep and ESP balances decreased 4% compared with March 31, 2025, primarily due to seasonal declines related to client tax payments as well as quarterly asset management fee billings. PCG segment results can be impacted by not only changes in the level of client cash balances, but also by the allocation of client cash balances between the RJBDP, the CIP, and the ESP, as the PCG segment may earn different amounts from each of these client cash destinations, depending on multiple factors.

Quarter ended June 30, 2025 compared with the quarter ended June 30, 2024

Net revenues of $2.49 billion increased 3%, while pre-tax income of $411 million decreased 7%.

Asset management and related administrative fees increased $98 million, or 7%, primarily due to higher assets in fee-based accounts at the beginning of the current quarter compared with the prior-year quarter resulting from market-driven appreciation and net new assets, due to the favorable impact of our advisor recruiting and retention.

Brokerage revenues increased $11 million, or 3%, primarily due to higher client activity in the current quarter.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Account and service fees decreased $30 million, or 6%, primarily due to a decrease in RJBDP fees. RJBDP fees paid to PCG from third-party banks and our Bank segment decreased despite an increase in average RJBDP balances, primarily driven by a reduction in the average RJBDP third-party bank yield. RJBDP fees from third-party banks decreased by a greater amount than RJBDP fees from our Bank segment as average balances swept to third-party banks declined due to a higher allocation of balances to our Bank segment. Partially offsetting the overall decline in total RJBDP fees, mutual fund service fees increased primarily due to higher average mutual fund assets.

Compensation-related expenses increased $87 million, or 5%, primarily due to higher commission expense resulting from higher compensable revenues, including asset management and related administrative fees and brokerage revenues, as well as an increase in compensation costs to support our growth and annual salary increases.

Non-compensation expenses increased $15 million, or 6%, primarily due to higher communications and information processing expenses, largely due to investments in technology to support our growth.

Nine months ended June 30, 2025 compared with the nine months ended June 30, 2024

Net revenues of $7.52 billion increased 8%, while pre-tax income of $1.3 billion decreased 2%.

Asset management and related administrative fees increased $557 million, or 15%, primarily due to higher assets in fee-based accounts at the beginning of each of the current-year billing periods compared with the prior-year periods resulting from market-driven appreciation and net new assets, due to the favorable impact of our advisor recruiting and retention.

Brokerage revenues increased $74 million, or 6%, primarily due to higher client activity in the current-year period.

Account and service fees decreased $85 million, or 5%, primarily due to a decrease in RJBDP fees. RJBDP fees paid to PCG from third-party banks and our Bank segment decreased primarily due to a decrease in the average RJBDP third-party bank yield. RJBDP fees from third-party banks decreased by a greater amount than RJBDP fees from our Bank segment as average balances swept to third-party banks declined due to a higher allocation of balances to our Bank segment. These decreases were partially offset by higher average RJBDP balances. Partially offsetting the decline in total RJBDP fees, mutual fund service fees increased primarily due to higher average mutual fund assets.

Compensation-related expenses increased $484 million, or 10%, primarily due to higher commission expense resulting from higher compensable revenues, including asset management and related administrative fees and brokerage revenues, as well as an increase in compensation costs to support our growth and annual salary increases.

Non-compensation expenses increased $75 million, or 11%, primarily due to higher communications and information processing expenses, largely due to investments in technology to support our growth, and higher expenses related to legal and regulatory matters as the prior-year period reflected a net reserve release which did not reoccur in the current-year period.

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

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2025	2024	% change	2025	2024	% change
Revenues:
Brokerage revenues:
Fixed income	$97	$86	13%	$298	$276	8%
Equity	41	35	17%	127	107	19%
Total brokerage revenues	138	121	14%	425	383	11%
Investment banking:
Merger & acquisition and advisory	105	91	15%	460	316	46%
Equity underwriting	38	33	15%	104	82	27%
Debt underwriting	60	49	22%	163	116	41%
Total investment banking	203	173	17%	727	514	41%
Interest income	27	32	(16)%	84	81	4%
Affordable housing investments business revenues	33	30	10%	82	75	9%
All other	4	4	—%	13	12	8%
Total revenues	405	360	13%	1,331	1,065	25%
Interest expense	(24)	(30)	(20)%	(74)	(76)	(3)%
Net revenues	381	330	15%	1,257	989	27%
Non-interest expenses:
Compensation, commissions and benefits	262	243	8%	825	721	14%
Non-compensation expenses:
Communications and information processing	32	28	14%	92	85	8%
Occupancy and equipment	12	12	—%	35	35	—%
Business development	19	14	36%	56	45	24%
Professional fees	16	17	(6)%	36	42	(14)%
All other	94	30	213%	157	89	76%
Total non-compensation expenses	173	101	71%	376	296	27%
Total non-interest expenses	435	344	26%	1,201	1,017	18%
Pre-tax income/(loss)	$(54)	$(14)	(286)%	$56	$(28)	NM

Quarter ended June 30, 2025 compared with the quarter ended June 30, 2024

Net revenues of $381 million increased 15%, while the segment pre-tax loss was $54 million, compared with a pre-tax loss of $14 million for the prior-year quarter.

Investment banking revenues increased $30 million, or 17%, due to increases in mergers & acquisition and advisory revenues, debt underwriting revenues and, to a lesser extent, equity underwriting revenues.

Brokerage revenues increased $17 million, or 14%, due to higher client activity in fixed income and equity products.

Compensation-related expenses increased $19 million, or 8%, primarily due to the increase in revenues.

Non-compensation expenses increased $72 million, or 71%, primarily due to the aforementioned $58 million reserve increase in the current quarter associated with the settlement of a legal matter, as well as higher business development expenses and communications and information processing expenses largely to support our growth.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Nine months ended June 30, 2025 compared with the nine months ended June 30, 2024

Net revenues of $1.26 billion increased 27% and pre-tax income was $56 million, compared with a pre-tax loss of $28 million for the prior-year period.

Investment banking revenues increased $213 million, or 41%, primarily due to more favorable market conditions and larger transactions during the current-year period.

Brokerage revenues increased $42 million, or 11%, primarily due to an increase in both fixed income and equity securities.

Compensation-related expenses increased $104 million, or 14%, primarily due to the increase in revenues.

Non-compensation expenses increased $80 million, or 27%, primarily due to the aforementioned $58 million reserve increase in the current quarter, as well as higher business development expenses and communications and information processing expenses largely to support our growth, partially offset by lower professional fees.

RESULTS OF OPERATIONS – ASSET MANAGEMENT

For an overview of our Asset Management segment operations as well as a description of the key factors impacting our Asset Management results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K.

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2025	2024	% change	2025	2024	% change
Revenues:
Asset management and related administrative fees:
Managed programs	$189	$171	11%	$565	$484	17%
Administration and other	91	83	10%	275	236	17%
Total asset management and related administrative fees	280	254	10%	840	720	17%
Account and service fees	5	5	—%	17	16	6%
All other	6	6	—%	17	16	6%
Net revenues	291	265	10%	874	752	16%
Non-interest expenses:
Compensation, commissions and benefits	54	56	(4)%	169	167	1%
Non-compensation expenses:
Communications and information processing	20	16	25%	56	47	19%
Investment sub-advisory fees	54	47	15%	159	129	23%
All other	38	34	12%	119	104	14%
Total non-compensation expenses	112	97	15%	334	280	19%
Total non-interest expenses	166	153	8%	503	447	13%
Pre-tax income	$125	$112	12%	$371	$305	22%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
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

Fees for our managed programs are generally collected quarterly. Approximately 75% of these fees are based on balances as of the beginning of the quarter (primarily in AMS), approximately 15% are based on balances as of the end of the quarter, and approximately 10% are based on average daily balances throughout the quarter.

Financial assets under management

$ in billions	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
AMS (1)	$198.0	$183.3	$181.9	$182.7	$170.5
Raymond James Investment Management	80.6	76.6	76.7	76.8	72.5
Subtotal financial assets under management	278.6	259.9	258.6	259.5	243.0
Less: Assets managed for affiliated entities (2)	(15.4)	(14.9)	(14.7)	(14.7)	(13.7)
Total financial assets under management	$263.2	$245.0	$243.9	$244.8	$229.3

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

Activity (including activity in assets managed for affiliated entities)

	Three months ended June 30,		Nine months ended June 30,
$ in billions	2025	2024	2025	2024
Financial assets under management at beginning of period	$259.9	$240.1	$259.5	$207.9
Raymond James Investment Management:
Net outflows	—	(1.5)	(0.6)	(3.7)
Transfer of Charles Stanley Asset Management (1)	—	—	1.4	—
Total Raymond James Investment Management	—	(1.5)	0.8	(3.7)
AMS - net inflows	2.1	4.2	6.9	8.4
Net market appreciation in asset values	16.6	0.2	11.4	30.4
Financial assets under management at end of period	$278.6	$243.0	$278.6	$243.0

(1)The transfer was effective as of October 1, 2024.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
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

	As of June 30, 2025
$ in billions	AUM	Average fee rate
Equity	$21.7	0.56%
Fixed income	47.8	0.20%
Balanced	11.1	0.33%
Total financial assets under management	$80.6	0.31%

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

$ in billions	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Total assets	$547.8	$505.3	$509.8	$506.2	$474.7

Raymond James Trust

The following table includes assets held in asset-based programs in Raymond James Trust, N.A. (including those managed for affiliated entities).

$ in billions	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Total assets	$11.2	$10.6	$10.7	$10.6	$10.0

Fees earned on trust services are primarily reported within “Asset management and related administrative fees” on the Condensed Consolidated Statements of Income and Comprehensive Income.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Quarter ended June 30, 2025 compared with the quarter ended June 30, 2024

Net revenues of $291 million increased 10% and pre-tax income of $125 million increased 12%.

Asset management and related administrative fees increased $26 million, or 10%, driven by higher financial assets under management and assets in non-discretionary asset-based programs at AMS, primarily due to market-driven appreciation in asset values and net inflows to PCG fee-based accounts.

Non-compensation expenses increased $15 million, or 15%, largely due to higher investment sub-advisory fees resulting from the increase in assets under management in sub-advised programs, as well as higher communications and information processing expenses.

Nine months ended June 30, 2025 compared with the nine months ended June 30, 2024

Net revenues of $874 million increased 16% and pre-tax income of $371 million increased 22%.

Asset management and related administrative fees increased $120 million, or 17%, primarily driven by higher financial assets under management and assets in non-discretionary asset-based programs at AMS, primarily due to market-driven appreciation in asset values and net inflows to PCG fee-based accounts.

Non-compensation expenses increased $54 million, or 19%, largely due to higher investment sub-advisory fees, resulting from the increase in assets under management in sub-advised programs, as well as higher communications and information processing expenses.

RESULTS OF OPERATIONS – BANK

For an overview of our Bank segment operations, as well as a description of the key factors impacting our Bank segment results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K.

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2025	2024	% change	2025	2024	% change
Revenues:
Interest income	$823	$867	(5)%	$2,472	$2,607	(5)%
Interest expense	(383)	(461)	(17)%	(1,199)	(1,362)	(12)%
Net interest income	440	406	8%	1,273	1,245	2%
All other	18	12	50%	44	38	16%
Net revenues	458	418	10%	1,317	1,283	3%
Non-interest expenses:
Compensation and benefits	47	45	4%	138	136	1%
Non-compensation expenses:
Bank loan provision for credit losses	15	(10)	NM	31	23	35%
RJBDP fees to PCG	193	198	(3)%	563	627	(10)%
All other	80	70	14%	227	215	6%
Total non-compensation expenses	288	258	12%	821	865	(5)%
Total non-interest expenses	335	303	11%	959	1,001	(4)%
Pre-tax income	$123	$115	7%	$358	$282	27%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Quarter ended June 30, 2025 compared with the quarter ended June 30, 2024

Net revenues of $458 million increased 10% and pre-tax income of $123 million increased 7%.

Net interest income increased $34 million, or 8%, primarily due to the impact of higher average interest-earning assets, particularly securities-based loans, partially offset by the impact of the decrease in short-term interest rates. The Bank segment net interest margin increased to 2.74% from 2.64% for the prior-year quarter.

The bank loan provision for credit losses was $15 million for the current quarter compared with a benefit of $10 million for the prior-year quarter. The bank loan provision for credit losses for the current quarter primarily reflected the impacts of a weaker economic outlook for the C&I loan portfolio, loan downgrades, and specific reserves. The bank loan benefit for credit losses for the prior-year quarter primarily reflected the positive impacts of net loan repayments, sales, and improved loan grades on the C&I loan portfolio, and an improvement in forecasted home prices on the residential mortgage portfolio, partially offset by the impact of loan downgrades in our CRE portfolio.

Non-compensation expenses, excluding the bank loan provision for credit losses, increased $5 million, or 2%, primarily due to higher expenses related to our growth, partially offset by a decrease of $5 million, or 3%, in RJBDP fees paid to PCG. These Bank segment fees and the related revenues earned by the PCG segment are eliminated in consolidation (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Private Client Group” for further information about these servicing fees).

Nine months ended June 30, 2025 compared with the nine months ended June 30, 2024

Net revenues of $1.32 billion increased 3% and pre-tax income of $358 million increased 27%.

Net interest income increased $28 million, or 2%, primarily due to the impact of higher average interest-earning assets, particularly securities-based loans, partially offset by the impact of lower short-term interest rates. The Bank segment net interest margin decreased slightly to 2.67% from 2.68% for the prior-year period.

The bank loan provision for credit losses was $31 million for the current-year period, compared with $23 million for the prior-year period. The bank loan provision for credit losses for the current-year period primarily reflected the impacts of loan downgrades, charge-offs in our C&I and CRE loan portfolios, and specific reserves. The bank loan provision for credit losses for the prior-year period primarily reflected the impacts of loan growth, specific reserves, loan downgrades, and charge-offs in our C&I and CRE loan portfolios, partially offset by the favorable impacts of an improved economic forecast, loan repayments, and loan sales.

Non-compensation expenses, excluding the bank loan provision for credit losses, decreased $52 million, or 6%, primarily due to a decrease of $64 million, or 10%, in RJBDP fees paid to PCG, partially offset by higher expenses related to our growth. These Bank segment fees and the related revenues earned by the PCG segment are eliminated in consolidation.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

RESULTS OF OPERATIONS – OTHER

This segment includes interest income on certain RJF corporate cash balances, our private equity investments, which predominantly consist of investments in third-party funds, certain other corporate investing activity, and certain corporate overhead costs of RJF that are not allocated to other segments, including the interest costs on our public debt, certain provisions for legal and regulatory matters, and certain acquisition-related expenses. For an overview of our Other segment operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K.

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2025	2024	% change	2025	2024	% change
Revenues:
Interest income (1)	$34	$47	(28)%	$102	$140	(27)%
All other	—	6	(100)%	7	6	17%
Total revenues	34	53	(36)%	109	146	(25)%
Interest expense	(25)	(25)	—%	(75)	(75)	—%
Net revenues	9	28	(68)%	34	71	(52)%
Non-interest expenses:
Compensation and benefits	36	29	24%	112	78	44%
All other	15	9	67%	28	(7)	NM
Total non-interest expenses	51	38	34%	140	71	97%
Pre-tax loss	$(42)	$(10)	(320)%	$(106)	$—	NM

(1)Effective October 1, 2024, we updated our methodology for allocating interest income on certain cash balances to our segments, resulting in a reallocation of interest income from the Other segment to the PCG segment. Prior-period segment results have not been conformed to the current-period presentation.

Quarter ended June 30, 2025 compared with the quarter ended June 30, 2024

Pre-tax loss was $42 million, compared with a pre-tax loss of $10 million for the prior-year quarter.

Net revenues decreased $19 million due to a decrease in interest income which reflected the impact of a decrease in short-term interest rates and, to a lesser extent, lower gains from certain investments in the current-year period.

Non-interest expenses increased $13 million, primarily due to higher compensation costs, professional fees, and communications and information processing expenses in the current-year period.

Nine months ended June 30, 2025 compared with the nine months ended June 30, 2024

Pre-tax loss was $106 million, compared with breakeven results for the prior-year period.

Net revenues decreased $37 million due to a decrease in interest income which reflected the impact of a decrease in short-term interest rates.

Non-interest expenses increased $69 million, or 97%, as the prior-year period reflected a net reserve release related to legal and regulatory matters which did not reoccur in the current-year period, as well as higher compensation costs, professional fees, and communications and information processing expenses in the current-year period partially due to investments in our growth.

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

Total assets of $84.82 billion as of June 30, 2025 were $1.8 billion, or 2%, higher than our total assets as of September 30, 2024. Banks loans, net increased $3.8 billion, primarily due to continued growth in securities-based loans. Assets segregated for regulatory purposes and restricted cash balances increased $420 million primarily due to an increase in client cash balances in our broker-dealer subsidiaries. Brokerage client receivables, net, collateralized agreements, and loans to financial advisors, net also increased $206 million, $192 million, and $174 million, respectively. These increases were partially offset by a $1.8 billion decrease in cash and cash equivalents primarily due to net investments in bank loans, common stock repurchases, and dividends paid on our common stock during the period, partially offset by net income, an increase in bank deposits, and net maturities of available-for-sale securities during the period. The net maturities of available-for-sale securities also contributed to a $1.1 billion decrease in our total assets.

As of June 30, 2025, our total liabilities of $72.55 billion were $1.2 billion, or 2%, higher than our total liabilities as of September 30, 2024, largely due to a $1.2 billion increase in bank deposits. Brokerage client payables also increased $390 million due to an increase in client cash balances. These increases were partially offset by a $200 million decrease in other borrowings due to the maturity and repayment of certain FHLB borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital are essential to our business. The primary goal of our liquidity management activities is to ensure adequate funding and liquidity to conduct our business over a range of economic and market environments, including times of broader industry or market liquidity stress events. In times of market stress or uncertainty, we generally maintain higher levels of liquidity to ensure we have adequate funding to support our business and meet our clients’ needs. We seek to manage capital levels to support execution of our business strategy, provide financial strength to our subsidiaries, and maintain sustained access to the capital markets, while at the same time meeting our regulatory capital requirements and conservative internal management targets.

Liquidity and capital resources are provided primarily through our business operations and financing activities.  Our businesses generate substantially all of their own liquidity and funding needs. We have a contingency funding plan which would guide our actions if one or more of our businesses were to experience disruptions from normal funding and liquidity sources. These actions include reallocating client cash balances in the RJBDP from third-party banks to our bank subsidiaries thereby bringing those deposits onto our Condensed Consolidated Statements of Financial Condition, increasing our FHLB borrowings or borrowing from the Federal Reserve’s discount window at our bank subsidiaries, accessing committed and uncommitted lines of credit at the parent or certain operating subsidiaries, or accessing capital markets.

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

Under regulatory capital rules applicable to us as a bank holding company that has made an election to be a financial holding company, we are required to maintain minimum leverage ratios (defined as tier 1 capital divided by adjusted average assets), as well as minimum ratios of tier 1 capital, CET1 capital, and total capital to risk-weighted assets. These capital ratios incorporate quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under the regulatory capital rules and are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. We calculate these ratios in order to assess compliance with both regulatory requirements and internal capital policies. In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. See Note 21 for further information about our regulatory capital and related capital ratios.

We have classified all of our investments in debt securities as available-for-sale and have not classified any of our investments in debt securities as held-to-maturity. Accordingly, we account for our available-for-sale securities at fair value at each reporting date, with unrealized gains and losses, net of tax, included in AOCI. Current Basel III rules permit us to make an election to exclude most components of AOCI when calculating CET1 capital, tier 1 capital, and total capital. We have elected the AOCI opt-out for regulatory capital purposes and therefore exclude certain elements of AOCI, including gains/losses on our available-for-sale portfolio, from our capital calculations.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
The following table presents the components of RJF’s regulatory capital used to calculate the aforementioned regulatory capital ratios.

$ in millions	June 30, 2025	September 30, 2024
Common equity tier 1 capital/Tier 1 capital
Common stock and related additional paid-in capital	$3,205	$3,253
Retained earnings	13,104	11,894
Treasury stock	(3,691)	(3,051)
Accumulated other comprehensive loss	(438)	(502)
Less: Goodwill and identifiable intangible assets, net of related deferred tax liabilities	(1,717)	(1,748)
Other adjustments	419	461
Common equity tier 1 capital	10,882	10,307
Preferred stock	79	79
Less: Tier 1 capital deductions	(4)	(3)
Tier 1 capital	10,957	10,383
Tier 2 capital
Qualifying subordinated debt	79	99
Qualifying allowances for credit losses	539	519
Tier 2 capital	618	618
Total capital	$11,575	$11,001

The following table presents RJF’s risk-weighted assets by exposure type used to calculate the aforementioned regulatory capital ratios.

$ in millions	June 30, 2025	September 30, 2024
Credit risk-weighted assets:
On-balance sheet assets:
Corporate exposures	$20,541	$19,118
Exposures to sovereign and government-sponsored entities (1)	1,380	1,611
Exposures to depository institutions, foreign banks, and credit unions	2,058	2,009
Exposures to public-sector entities	615	621
Residential mortgage exposures	5,034	4,760
Statutory multi-family mortgage exposures	211	213
High volatility commercial real estate exposures	47	83
Past due loans	345	284
Equity exposures	563	706
Securitization exposures	121	134
Other assets	9,932	9,894
Off-balance sheet:
Standby letters of credit	102	83
Commitments with original maturity of one year or less	147	181
Commitments with original maturity greater than one year	2,872	2,415
Over-the-counter derivatives	331	284
Other off-balance sheet items	789	429
Total credit risk-weighted assets	45,088	42,825
Market risk-weighted assets	2,756	2,800
Total standardized risk-weighted assets	$47,844	$45,625

(1)Exposure is predominantly to the U.S. government and its agencies.

Cash flows

Cash and cash equivalents (excluding amounts segregated for regulatory purposes and restricted cash) of $9.20 billion at June 30, 2025 decreased $1.80 billion compared with September 30, 2024. The decrease in cash and cash equivalents primarily resulted from net investments in bank loans, common stock repurchases, dividends paid on our common stock, the repayment of certain FHLB borrowings, and net loans provided to financial advisors during the period. These decreases were partially offset by net income, net maturities of available-for-sale securities, and an increase in bank deposits during the period.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Sources of liquidity

Approximately $2.35 billion of our total June 30, 2025 cash and cash equivalents was RJF corporate cash, which included the cash held at the parent company, as well as cash it loaned to RJ&A. As of June 30, 2025, RJF had loaned $1.56 billion to RJ&A (such amount is included in the RJ&A cash balance in the following table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

The following table presents our holdings of cash and cash equivalents.

$ in millions	June 30, 2025
RJF	$814
TriState Capital Bank	2,795
RJ&A	2,175
Raymond James Bank	1,885
RJ Ltd.	553
Raymond James Capital Services, LLC	144
Raymond James Wealth Management Limited (1)	140
Raymond James Trust Company of New Hampshire	133
Raymond James Financial Services, Inc.	124
Raymond James Investment Management	111
Other subsidiaries	321
Total cash and cash equivalents	$9,195

(1)Effective July 1, 2025, Charles Stanley & Co. Limited changed its legal name to Raymond James Wealth Management Limited (“RJWM”).

RJF maintained depository accounts at Raymond James Bank and TriState Capital Bank totaling $299 million as of June 30, 2025. The portion of this total that was available on demand without restrictions, which amounted to $267 million as of June 30, 2025, is reflected in the RJF cash balance and excluded from Raymond James Bank’s cash balance in the preceding table.

A large portion of the cash and cash equivalents balances at our non-U.S. subsidiaries, including RJ Ltd. and RJWM, was held to meet regulatory requirements and was not available for use by the parent as of June 30, 2025.

In addition to the cash balances described, we have various other potential sources of cash available to the parent company from subsidiaries, as described in the following section.

Liquidity available from subsidiaries

Liquidity is principally available to RJF from RJ&A and Raymond James Bank.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934. As a member firm of the Financial Industry Regulatory Authority (“FINRA”), RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client balances. In addition, covenants in RJ&A’s committed financing arrangements require its net capital to be a minimum of 10% of aggregate debit items. At June 30, 2025, RJ&A significantly exceeded the minimum regulatory requirements, the covenants in its financing arrangements pertaining to net capital, as well as its internally-targeted net capital tolerances. FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements which may result in RJ&A limiting dividends it would otherwise remit to RJF. We evaluate regulatory requirements, loan covenants and certain internal tolerances when determining the amount of liquidity available to RJF from RJ&A.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
If necessary, RJF can also access additional liquidity, largely without regulatory preapproval, from certain other subsidiaries that generally do not serve as regular sources of dividend distributions to the parent.

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

As of June 30, 2025, RJF and RJ&A had the ability to borrow under our $750 million Credit Facility, a committed unsecured line of credit. We had no such borrowings outstanding under this facility as of June 30, 2025. See Note 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding our Credit Facility.

In addition to our Credit Facility, we have various uncommitted financing arrangements with third-party lenders, which are in the form of secured lines of credit, secured bilateral repurchase agreements, or unsecured lines of credit. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed and are generally collateralized by RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements (i.e., securities purchased under agreements to resell). As of June 30, 2025, we had outstanding borrowings under two uncommitted secured borrowing arrangements out of a total of 13 uncommitted financing arrangements (eight uncommitted secured and five uncommitted unsecured). However, lenders are generally under no contractual obligation to lend to us under uncommitted credit facilities. See Notes 6 and 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding these borrowings.

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

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in millions)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
June 30, 2025	$273	$315	$228	$211	$210	$210
March 31, 2025	$273	$299	$205	$268	$305	$215
December 31, 2024	$344	$345	$307	$318	$330	$267
September 30, 2024	$344	$402	$402	$337	$413	$413
June 30, 2024	$407	$374	$110	$349	$311	$181

Other borrowings and collateralized financings

We had $750 million in FHLB borrowings outstanding at June 30, 2025, comprised of floating-rate and fixed-rate advances. The interest rates on our floating-rate advances are based on SOFR. We use interest rate swaps to manage the risk of increases in interest rates associated with our floating-rate FHLB advances by converting the balances subject to variable interest rates to a fixed interest rate.

We pledge certain of our bank loans and available-for-sale securities with the FHLB as security for both the repayment of certain borrowings and to secure capacity for additional borrowings as needed. As of June 30, 2025, we had $9.38 billion in immediate credit available from the FHLB based on the collateral pledged. With the pledge of incremental collateral, we could further increase credit available to us from the FHLB. See Notes 6 and 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding bank loans and available-for-sale securities pledged with the FHLB and for additional information on our FHLB borrowings, including the related maturities and interest rates.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
As member banks, our bank subsidiaries have access to the Federal Reserve’s discount window and may have access to other lending programs that may be established by the Federal Reserve in unusual and exigent circumstances. As of June 30, 2025, our bank subsidiaries had pledged certain bank loans with the Federal Reserve and had $7.2 billion in immediate credit available from the FRB based on collateral pledged. Subsequent to June 30, 2025, we have continued to pledge incremental collateral, further increasing our credit available to us from the FRB. See Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding our assets pledged with the FRB.

A portion of our fixed income transactions are cleared through a third-party clearing organization, which provides financing for the purchase of trading instruments to support such transactions. The amount of financing is based on the amount of trading inventory financed, as well as any deposits held at the clearing organization. Amounts outstanding under this financing arrangement are collateralized by a portion of our trading inventory and accrue interest based on market rates. While we had borrowings outstanding as of June 30, 2025, the clearing organization is under no contractual obligation to lend to us under this arrangement.

At June 30, 2025, we had subordinated notes due May 2030 outstanding, with an aggregate principal amount of $98 million. In July 2025, we notified holders of the subordinated notes of our intent to redeem all such notes on August 15, 2025 (the “Redemption Date”), pursuant to the applicable indenture provisions. The subordinated notes will be redeemed at 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the Redemption Date for a total of $100 million. We have the ability to utilize our cash on hand to fund the redemption. The redemption of the subordinated notes will not have a material impact on results for our fiscal fourth quarter of 2025. See Note 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and Note 16 of our 2024 Form 10-K for additional information regarding these borrowings.

We may act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one counterparty and then lend them to another counterparty.  Where permitted, we have also loaned securities owned by clients or the firm to broker-dealers and other financial institutions.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balance of $655 million as of June 30, 2025 related to the securities loaned included in “Collateralized financings” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q. See Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and Note 2 of our 2024 Form 10-K for more information on our collateralized agreements and financings.

Senior notes payable

At June 30, 2025, we had aggregate outstanding senior notes payable of $2.04 billion, which, exclusive of any unaccreted premiums or discounts and debt issuance costs, was comprised of $500 million par 4.65% senior notes due April 2030, $800 million par 4.95% senior notes due July 2046, and $750 million par 3.75% senior notes due April 2051. See Note 17 of the Notes to Consolidated Financial Statements of our 2024 Form 10-K for additional information on our senior notes payable.

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

Other sources and uses of liquidity

We have corporate-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Certain of our non-qualified deferred compensation plans and other employee benefit plans are employee-directed (i.e., the participant chooses investment portfolio benchmarks) while others are company-directed. Of the corporate-owned life insurance policies which fund these plans, certain policies could be used as a source of liquidity for the firm. Those policies against which we could readily borrow had a cash surrender value of $1.28 billion as of June 30, 2025, comprised of $888 million related to employee-directed plans and $392 million related to company-directed plans, and we were able to borrow up to 90%, or $1.15 billion, of the June 30, 2025 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to the employee-directed plans. There were no borrowings outstanding against any of these policies as of June 30, 2025.

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

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of June 30, 2025, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF, Raymond James Bank, and TriState Capital Bank were categorized as “well-capitalized” as of June 30, 2025. The maintenance of certain risk-based and other regulatory capital levels could influence various capital allocation decisions impacting one or more of our businesses.  However, due to the current capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities. See Note 21 of the Notes to Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources - Capital structure” of this Form 10-Q for additional information on regulatory capital requirements.

RJF and certain of its subsidiaries are subject to regular reviews and inspections by regulatory authorities and SROs. In addition, regulatory agencies and SROs institute investigations from time to time into industry practices, among other things. For example, beginning in August 2024, the SEC’s Division of Enforcement requested information regarding our practices related to cash sweep programs for investment advisory clients and is reportedly conducting similar reviews at other financial institutions. The firm has been cooperating with this inquiry. In addition, in August and December 2024, a total of three putative class action lawsuits were filed in federal district court alleging, among other things, that the firm breached its fiduciary duties or agreements with regard to rates paid to clients in our cash sweep programs. All three cases were subsequently consolidated, but on July 24, 2025, the plaintiff in one of the three lawsuits voluntarily dismissed all of their claims without prejudice. We intend to vigorously defend against the claims asserted by the remaining named plaintiffs.

The SEC adopted final rules mandating central clearing of cash, repurchase, and reverse repurchase transactions in U.S. Treasuries. In February 2025, the SEC extended the compliance dates for these rules by one year to December 2026 for cash market transactions and to June 2027 for repurchase and reverse repurchase transactions. We are actively working to update our business practices to align with the new requirements and do not expect the rule to have a material impact on our financial position.

In December 2024, the SEC adopted a final rule amending SEC Rules 15c3-3, the Customer Protection rule, and 15c3-1, the Net Capital rule. These amendments will require large clearing/carrying broker-dealers, including RJ&A, to compute customer and Proprietary Account of Broker-dealer reserve requirements and make any required reserve account deposits daily rather than the current weekly requirement. In June 2025, the SEC extended the compliance date for this rule by six months to June 30, 2026. We are prepared to comply with the rule as of its effective date and do not expect it to have a material impact on our statement of financial position.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law, enacting significant changes to the U.S. tax code.  Among its many provisions, those most likely to have an impact on our firm include the restoration of accelerated depreciation provisions (i.e., bonus depreciation), immediate expensing for domestic research and development costs (reversing prior amortization requirements), modifications to certain U.S. international tax provisions enacted under the 2017 Tax Cuts and Jobs Act, a new limitation on charitable contributions whereby deductions will only be permitted for amounts exceeding 1% of taxable income, and the eventual phaseout of certain renewable energy tax credit programs.  The changes to renewable energy programs do not impact tax credits applicable to our existing renewable energy equity investments. The effective dates of these provisions vary, and we are currently evaluating the impact these changes will have on our consolidated financial statements, including the potential effects on our effective tax rate, deferred tax assets and liabilities, and related disclosures.

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

We generally estimate the allowance for credit losses on bank loans using credit risk models which incorporate relevant available information from internal and external sources relating to past events, current conditions, and most notably, reasonable and supportable economic forecasts. After testing the reasonableness of a variety of economic forecast scenarios, each model is run using a single forecast scenario selected for each model. Our forecasts incorporate assumptions related to macroeconomic indicators as of June 30, 2025 including, but not limited to, U.S. gross domestic product, equity market indices, unemployment rates, and commercial real estate and residential home price indices.

To demonstrate the sensitivity of credit loss estimates on our bank loan portfolio to macroeconomic forecasts, we compared our modeled estimates under the base case economic scenario used to estimate the allowance for credit losses as of June 30, 2025, to what our estimate would have been under a downside case scenario and an upside case scenario, without considering any offsetting effects in the qualitative component of our allowance for credit losses as of June 30, 2025. As of June 30, 2025, use of the downside case scenario would have resulted in an increase of approximately $185 million in the quantitative portion of our allowance for credit losses on bank loans, while the use of the upside case scenario would have resulted in a reduction of approximately $30 million in the quantitative portion of our allowance for credit losses on bank loans at June 30, 2025. These hypothetical outcomes reflect the relative sensitivity of the modeled portion of our allowance estimate to macroeconomic forecasted scenarios but do not consider any potential impact qualitative adjustments could have on the allowance for credit losses in such environments. Qualitative adjustments could either increase or decrease modeled loss estimates calculated using an alternative economic scenario assumption. Further, such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance for a number of reasons including: (1) management’s predictions of future economic trends and relationships among the scenarios may differ from actual events; and (2) management’s application of subjective measures to modeled results through the qualitative portion of the allowance for credit losses when appropriate. The downside case scenario utilized in this hypothetical sensitivity analysis assumes a moderate recession. To the extent macroeconomic conditions worsen beyond those assumed in this downside case scenario, we could incur provisions for credit losses significantly in excess of those estimated in this analysis.

See Note 2 of the Notes to Consolidated Financial Statements of our 2024 Form 10-K for information regarding our methodologies and assumptions used in estimating the allowance for credit losses. See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding our allowance for credit losses related to bank loans as of June 30, 2025.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Loss provisions for legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of the Notes to Consolidated Financial Statements of our 2024 Form 10-K. In addition, refer to Note 16 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding legal and regulatory matters contingencies as of June 30, 2025.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
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

	Nine months ended June 30, 2025		Period-end VaR			Three months ended June 30,		Nine months ended June 30,
$ in millions	High	Low	June 30, 2025	September 30, 2024	$ in millions	2025	2024	2025	2024
Daily VaR	$4	$1	$3	$2	Average daily VaR	$3	$2	$3	$2

We perform daily back-testing procedures for our VaR model, as defined by the Fed’s MRR, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income, and intraday trading. Regulatory-defined daily trading losses are used to evaluate the performance of our VaR model and are not comparable to our actual daily net revenues. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the three and nine months ended June 30, 2025, our regulatory-defined daily losses in our trading portfolios exceeded our predicted VaR on two and three occasions, respectively, primarily due to heightened market volatility in early April 2025 driven by economic uncertainties surrounding the potential impacts of changes in international trade policy.

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

Instantaneous changes in rate (1)	Net interest income ($ in millions)	Projected change in net interest income
+200	$1,969	3%
+100	$1,951	3%
0	$1,903	—%
-100	$1,823	(4)%
-200	$1,718	(10)%

(1)Our 0-basis point scenario was based on interest rates as of June 30, 2025.

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

We have classified all of our investments in debt securities in our banking operations as available-for-sale and have not classified any of our investments in debt securities as held-to-maturity. In our available-for-sale securities portfolio, we hold primarily fixed-rate agency-backed MBS, agency-backed CMOs, and U.S. Treasuries, which are carried at fair value on our Condensed Consolidated Statements of Financial Condition, with changes in the fair value of the portfolio recorded through OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. As the majority of our available-for-sale securities portfolio is comprised of U.S. government and government agency-backed securities, changes in fair value are primarily driven by changes in interest rates. At June 30, 2025, our available-for-sale securities portfolio had a fair value of $7.17 billion with a weighted-average yield of 2.24% and a weighted-average life, after factoring in estimated prepayments, of 3.9 years. To evaluate the interest rate sensitivity of our available-for-sale securities portfolio we also monitor, among other things, effective duration, defined as the approximate percentage change in price for a 100-basis point change in rates. As of June 30, 2025, the effective duration of our available-for-sale securities portfolio was approximately 3.50, which means that we would expect the market value of our available-for-sale securities portfolio to increase approximately 3.50% for every 100-basis point decline in interest rates and decline approximately 3.50% for every 100-basis point increase in interest rates. See Note 2 of the Notes to Consolidated Financial Statements of our 2024 Form 10-K and Note 4 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on our available-for-sale securities portfolio.

The Asset and Liability Committee also reviews EVE, which is a point in time analysis of current interest-earning assets and interest-bearing liabilities that incorporates cash flows over their estimated remaining lives, discounted at current rates. The EVE approach is based on a static balance sheet and provides an indicator of future earnings and capital levels as the changes in EVE indicate the anticipated change in the value of future cash flows. We monitor sensitivity to changes in EVE utilizing Board of Directors-approved limits. These limits set a risk tolerance to changing interest rates and assist in determining strategies for mitigating this risk as EVE approaches these limits. As of June 30, 2025, our EVE analyses were within approved limits.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
The following table shows the maturities of our bank loan portfolio at June 30, 2025, including contractual principal repayments.  Maturities are generally determined based upon contractual terms; however, rollovers or extensions that are included for the purposes of measuring the allowance for credit losses are reflected in maturities in the following table. This table does not include any estimates of prepayments, which could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the table.

	Due in
$ in millions	One year or less	> One year - five years	> Five years - fifteen years	> Fifteen years	Total
SBL	$18,120	$364	$12	$1	$18,497
C&I loans	1,236	5,845	3,636	37	10,754
CRE loans	831	5,405	1,510	31	7,777
REIT loans	552	1,183	—	—	1,735
Residential mortgage loans	6	26	145	9,799	9,976
Tax-exempt loans	64	407	840	—	1,311
Total loans held for investment	20,809	13,230	6,143	9,868	50,050
Held for sale loans	—	1	77	177	255
Total loans held for sale and investment	$20,809	$13,231	$6,220	$10,045	$50,305

The following table shows the distribution of the recorded investment of those bank loans that mature in more than one year between fixed and adjustable interest rate loans at June 30, 2025.

	Interest rate type
$ in millions	Fixed	Adjustable	Total
SBL	$57	$320	$377
C&I loans	958	8,560	9,518
CRE loans	385	6,561	6,946
REIT loans	—	1,183	1,183
Residential mortgage loans (1)	213	9,757	9,970
Tax-exempt loans	1,247	—	1,247
Total loans held for investment	2,860	26,381	29,241
Held for sale loans	3	252	255
Total loans held for sale and investment	$2,863	$26,633	$29,496

(1)Adjustable rate residential mortgage loans included loans which were still in their fixed-rate period at June 30, 2025
Contractual loan terms for SBL, C&I loans, CRE loans, REIT loans, and residential mortgage loans may include an interest rate floor, cap and/or fixed interest rates for a certain period of time, which would impact the timing of the interest rate reset for the respective loan. See the discussion within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk - Risk monitoring process” section of this Form 10-Q for additional information regarding our interest-only residential mortgage loan portfolio.

Our banking operations are also subject to foreign exchange risk due to our investments in foreign subsidiaries as well as transactions and resulting balances denominated in a currency other than the U.S. dollar (“USD”). For example, our bank loan portfolio includes loans which are denominated in Canadian dollars (“CAD”), totaling $1.04 billion and $1.23 billion at June 30, 2025 and September 30, 2024, respectively, when converted to the USD using the spot rate at that time. A majority of such loans are held in a Canadian subsidiary of Raymond James Bank. Raymond James Bank utilizes short-term, forward foreign exchange contracts to mitigate its foreign exchange risk related to such investment in the Canadian subsidiary. These derivatives are primarily accounted for as net investment hedges in the condensed consolidated financial statements. See Note 2 of the Notes to Consolidated Financial Statements of our 2024 Form 10-K and Note 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding these derivatives.

Other sources of foreign exchange risk

Investments in non-bank foreign subsidiaries

At June 30, 2025, we had foreign exchange risk in our investment in RJ Ltd. of CAD 474 million, and in our investment in our U.K. PCG subsidiary, of £314 million, which were not hedged. We had other, less significant investments in foreign domiciled subsidiaries, primarily in Europe, which were not hedged; however, we do not believe we had material foreign exchange risk

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
either individually, or in the aggregate, pertaining to these subsidiaries as of June 30, 2025. Foreign exchange gains/losses related to our foreign investments are primarily reflected in OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 17 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding our components of OCI.

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

	Three months ended June 30,				Nine months ended June 30,
	2025		2024		2025		2024
$ in millions	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans
C&I loans	$(3)	0.12%	$(6)	0.24%	$(15)	0.19%	$(35)	0.45%
CRE loans	—	—%	(1)	0.05%	(7)	0.12%	(8)	0.14%
Residential mortgage loans	—	—%	1	0.04%	—	—%	1	0.09%
Total loans held for investment	$(3)	0.02%	$(6)	0.05%	$(22)	0.06%	$(42)	0.13%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
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

$ in millions	June 30, 2025	September 30, 2024
Nonperforming loans (1)	$214	$175
Nonperforming assets	$214	$175

Nonperforming loans as a % of total loans held for sale and investment	0.43%	0.38%
Allowance for credit losses as a % of nonperforming loans	217%	261%
Nonperforming assets as a % of Bank segment total assets	0.34%	0.28%

(1)Nonperforming loans at June 30, 2025 and September 30, 2024 included $127 million and $89 million, respectively, of loans, which were current pursuant to their contractual terms.

See the table summarizing nonaccrual loans by portfolio segment in Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

Although our nonperforming assets as a percentage of our Bank segment’s assets remained low as of June 30, 2025, any prolonged period of market deterioration could result in an increase in our nonperforming assets, an increase in our allowance for credit losses and/or an increase in net charge-offs in future periods, although the extent would depend on future developments that are highly uncertain.

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

Risk monitoring process

Another component of credit risk strategy for our bank loan portfolio is the ongoing risk monitoring and review processes, including our independent loan review process, as well as our processes to manage and limit credit losses arising from loan delinquencies. There are various other factors included in these processes, depending on the loan portfolio. There were no significant changes to those processes during the three months ended June 30, 2025. See further discussion of our risk monitoring process in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk - Banking activities” of our 2024 Form 10-K.

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

	Amount of delinquent residential mortgage loans			Delinquent residential mortgage loans as a percentage of outstanding residential mortgage loan balances
$ in millions	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
June 30, 2025	$3	$10	$13	0.03%	0.10%	0.13%
September 30, 2024	$6	$8	$14	0.07%	0.08%	0.15%

Our June 30, 2025 percentage of over 30 day delinquent residential mortgage loans compares favorably to the national average of 1.91%, as most recently reported by the Fed.

Credit risk is also managed by diversifying the residential mortgage portfolio. Most of the loans in our residential loan portfolio are to PCG clients across the U.S. The following table details the geographic concentrations (top five states) of our one-to-four family residential mortgage loans.

	June 30, 2025
	Loans outstanding as a % of total residential mortgage loans held for sale and investment	Loans outstanding as a % of total loans held for sale and investment
California	22%	4%
Florida	18%	4%
Texas	8%	2%
New York	7%	1%
Colorado	4%	1%

The occurrence of a natural disaster or severe weather event in any of these states, for example wildfires in California and hurricanes in Florida, could result in additional credit loss provisions and/or charge-offs on our loans in such states and therefore negatively impact our net income and regulatory capital in any given period.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize.  At June 30, 2025 and September 30, 2024, these loans totaled $2.97 billion and $2.96 billion, respectively, or approximately 30% and 31% of the residential mortgage portfolio, respectively.  The weighted-average number of years before the remainder of the loans, which were still in their interest-only period at June 30, 2025, begins amortizing is five years.

Corporate and tax-exempt loans

We closely monitor economic and other factors that may impact our borrowers and corporate loan portfolio which could impact our provision for credit losses in future periods. Credit risk in our corporate and tax-exempt loan portfolios is monitored on an individual loan basis for trends in borrower operating performance, payment history, credit ratings, collateral performance, loan covenant compliance, municipality demographics and other factors including industry performance and concentrations, geographic concentrations, and total relationship exposure. In addition, credit quality trends are monitored by industry to determine if a change in the risk exposure to a certain industry may warrant incremental monitoring or tightening of our underwriting standards during times of market uncertainty. We also utilize loan sales and other risk mitigation techniques to manage the size and risk profile of our corporate bank loans.

Our corporate bank loan portfolio does not contain a significant concentration in any single industry. The following table details the industry concentrations (top five categories) of our corporate bank loans.

	June 30, 2025
	Loans outstanding as a % of total corporate bank loans held for sale and investment	Loans outstanding as a % of total loans held for sale and investment
Multi-family	12%	5%
Industrial warehouse	10%	4%
Loan fund	9%	4%
Office real estate	6%	3%
Subscription lines	5%	2%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Risks related to our CRE loans, specifically, office real estate loans, continue to be impacted by corporate remote work policies, pressure from the relatively high interest rate environment that persisted throughout most of our fiscal 2024, uncertainty related to tenant lease renewals, and elevated refinancing risk for loans with near-term maturities, among other issues. As of June 30, 2025, our highest industry concentrations within our CRE portfolio were multi-family, industrial warehouse, and office real estate, and the concentrations of such loans were generally consistent with those for our corporate loan portfolio detailed in the preceding table. Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk - Banking activities” of our 2024 Form 10-K for further information on our CRE loans and a discussion of our risk monitoring process for these loans. There were no significant changes to those processes during the nine months ended June 30, 2025. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on our credit metrics related to our CRE loan portfolio.

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

Periods of severe market volatility can result in a significantly higher level of transactions on specific days, which may present operational challenges from time to time that may result in losses. These losses can result from, but are not limited to, trade errors, failed transaction settlements, late collateral calls to borrowers and counterparties, or interruptions to our system processing. We did not incur any significant losses related to such operational challenges during the nine months ended June 30, 2025 or 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered securities for the nine months ended June 30, 2025.

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described in the following paragraphs. The following table presents information on our purchases of our own stock, on a monthly basis, for the nine months ended June 30, 2025.

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) at each month-end of securities that may yet be purchased under the plans or programs
October 1, 2024 – October 31, 2024	—	$—	—	$644
November 1, 2024 – November 30, 2024	427	$154.42	—	$644
December 1, 2024 – December 31, 2024	371,287	$161.98	310,302	$1,450
First quarter	371,714	$161.97	310,302

January 1, 2025 – January 31, 2025	23,435	$162.69	—	$1,450
February 1, 2025 – February 28, 2025	315,686	$158.54	315,391	$1,400
March 1, 2025 – March 31, 2025	1,402,024	$142.78	1,399,870	$1,200
Second quarter	1,741,145	$145.91	1,715,261

April 1, 2025 – April 30, 2025	1,559,201	$125.67	1,555,458	$1,005
May 1, 2025 – May 31, 2025	712,149	$147.48	711,957	$900
June 1, 2025 – June 30, 2025	1,019,018	$148.17	1,019,018	$749
Third quarter	3,290,368	$137.36	3,286,433

Fiscal year-to-date total	5,403,227	$141.81	5,311,996

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2025.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	August 6, 2025	/s/ Paul M. Shoukry
Paul M. Shoukry
Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2025	/s/ Jonathan W. Oorlog, Jr.
Jonathan W. Oorlog, Jr.
Chief Financial Officer (Principal Financial Officer)