Form 10-K
period 2025-09-30
RAYMOND JAMES FINANCIAL INC
filed 2025-11-25
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
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

As of March 31, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold was $28,106,525,241.

The number of shares outstanding of the registrant’s common stock as of November 21, 2025 was 196,673,933.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III.

RAYMOND JAMES FINANCIAL, INC.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
PART I

ITEM 1. BUSINESS

Raymond James Financial, Inc. (“RJF” or the “firm”) is a leading diversified financial services company providing private client group, capital markets, asset management, banking and other services to individuals, corporations, and municipalities.  The firm, together with its subsidiaries, is engaged in various financial services activities, including providing investment management services to retail and institutional clients, merger & acquisition and advisory services, the underwriting, distribution, trading, and brokerage of equity and debt securities, and the sale of mutual funds and other investment products. The firm also provides corporate and retail banking services and trust services. The firm operates predominantly in the United States (“U.S.”) and, to a lesser extent, in Canada, the United Kingdom (“UK”), and other parts of Europe. As used herein, the terms “our,” “we,” or “us” refer to RJF and/or one or more of its subsidiaries.

Established in 1962 and public since 1983, RJF is listed on the New York Stock Exchange (the “NYSE”) under the symbol “RJF.” As a bank holding company (“BHC”) and financial holding company (“FHC”), RJF is subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System (“the Fed”).

Among the keys to our historical and continued success, our emphasis on putting the client first is at the core of our corporate values. We also believe in maintaining a long-term focus on our decision making. We believe that this disciplined decision-making approach translates to a strong, stable financial services firm for clients, associates, and shareholders.

REPORTABLE SEGMENTS

We currently operate through the following five segments: Private Client Group (“PCG”); Capital Markets; Asset Management; Bank; and Other.

The following graph depicts the relative net revenue contribution of each of our business segments for the fiscal year ended September 30, 2025.

Net Revenues *

Capital Markets
12%
Asset Management
8%
Bank
12%
Private Client
Group
68%

* The preceding chart does not include intersegment eliminations or the Other segment.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

Private Client Group

We provide financial planning, investment advisory, and securities transaction services to clients through financial advisors. Total client assets under administration (“AUA”) in our PCG segment as of September 30, 2025 were $1.67 trillion, of which $1.01 trillion related to fee-based accounts (“fee-based AUA”). We had 8,943 employee and independent contractor financial advisors affiliated with us as of September 30, 2025.

Affiliation

We offer multiple affiliation options, which we refer to as AdvisorChoice®. Financial advisors primarily affiliate with us directly as either employees or independent contractors or as employees of third-party Registered Investment Advisors (“RIAs”) and broker-dealers to which we provide services through our RIA and Custody Services (“RCS”) division.

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

Independent contractor financial advisors

Our financial advisors who are independent contractors are generally responsible for all of their direct costs and, accordingly, receive a higher payout percentage on the revenues they generate than employee financial advisors. Our independent contractor financial advisor options are designed to help our advisors build their businesses with as much or as little of our support as they determine they need. Independent contractor financial advisors may affiliate with us directly or through an affiliated bank or credit union in our Financial Institutions Division. With specific approval, and on a limited basis, they are permitted to conduct certain other approved business activities, such as offering insurance products, independent registered investment advisory services, and accounting and tax services.

RIA and Custody Services

Through our domestic RCS division, we offer third-party RIAs and broker-dealers a range of products and services including custodial services, trade execution, research, and other support and services (including access to clients’ account information and the services of the Asset Management segment) for which we receive fees, which may be either transactional or based on AUA. Firms affiliated with us through RCS retain the fees they charge to their clients and are generally responsible for all of their direct costs. Financial advisors associated with firms in RCS are not included in our financial advisor counts, although their client assets are included in our AUA. AUA associated with firms in our RCS division totaled $217.3 billion as of September 30, 2025.

Products and services

We offer a broad range of third-party and proprietary investment products and services to meet our clients’ various investment and financial needs. Revenues from this segment are typically driven by AUA and are generally either asset-based or transactional in nature.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
PCG segment net revenues for the fiscal year ended September 30, 2025 are presented in the following graph.

Net Revenues — $10.18 billion

Mutual and
other fund products *
6%
Insurance and
annuity products *
5%
Equities, exchange-traded
funds ("ETFs") and
fixed income products *
6%
Account and
service fees
20%
Net interest
3%
Investment banking
and all other
1%
Asset management and
related administrative fees
59%

* Included in “Brokerage revenues” on our Consolidated Statements of Income and Comprehensive Income.

We recognize revenue from providing the following products and services through this segment:

Asset management and related administrative fees

We earn asset management and related administrative fees in this segment for performing asset management, portfolio management, and related investment services for retail clients for assets invested in fee-based accounts.

Brokerage revenues

We earn revenues for distribution and related services performed related to mutual and other funds, fixed and variable annuities, and insurance products. We also earn commissions for executing and clearing transactions for clients, primarily in listed and over-the-counter equity securities, including exchange-traded funds (“ETFs”), options, and fixed income products. Such revenues are primarily earned for services performed for retail clients whose assets are invested in brokerage accounts.

Account and service fees

•Mutual fund and other investment products - We earn servicing fees for providing sales and marketing support to third-party financial entities and for supporting the availability and distribution of their products on our platforms. We also earn servicing fees for accounting and administrative services provided to such parties.

•Raymond James Bank Deposit Program (“RJBDP”) fees - We earn servicing fees from various banks for administrative services we provide related to our clients’ deposits that are swept to such banks as part of the Raymond James Bank Deposit Program, our multi-bank sweep program. Fees received from third-party banks for these services are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates relative to interest paid to clients by the third-party banks on balances in the RJBDP. PCG also earns fees from our Bank segment, which are based on the greater of a base servicing fee or net yield equivalent to the average yield that the firm would otherwise receive from third-party banks in the RJBDP. The fees earned from our Bank segment are eliminated in consolidation.

•Client account and other fees - We also earn fees for servicing brokerage and individual retirement accounts (“IRA”) for clients, as well as for custodial services, trade execution, research, and other support and services provided to third-party RIAs and broker-dealers through our RCS division.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
Net interest income

We generate net interest income on securities borrowing and lending activities transacted with financial institutions and other counterparties. We also earn interest income on certain cash and cash equivalents and margin loans to clients, net of interest paid on client cash balances in our Client Interest Program (“CIP”).

Capital Markets

Our Capital Markets segment conducts investment banking, institutional sales, securities trading, equity research, and the syndication and management of investments in low-income housing funds and funds of a similar nature, the majority of which qualify for tax credits (referred to as our “affordable housing investments” business).

Capital Markets segment net revenues for the fiscal year ended September 30, 2025 are presented in the following graph.

Net Revenues — $1.77 billion

Debt underwriting * 15%
Affordable housing investments business revenues 8%
Net interest and all other 2%
Fixed income brokerage revenues ** 22%
Equity brokerage revenues ** 10%
Merger & acquisition and advisory * 35%
Equity underwriting * 8%

* Included in “Investment banking” on our Consolidated Statements of Income and Comprehensive Income.
** Included in “Brokerage revenues” on our Consolidated Statements of Income and Comprehensive Income.

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

•Equity - We earn brokerage revenues from the sale of equity products to institutional clients. Client activity is influenced by a combination of general market activity and our ability to identify attractive investment opportunities for our institutional clients. Revenues on equity transactions are generally based on trade size and the amount of business conducted annually with each institution.

Our global research department supports our institutional and retail sales efforts and publishes research on a wide variety of companies. This research primarily focuses on U.S. and Canadian companies across a multitude of industries. Research reports are made available to both institutional and retail clients.

Affordable housing investments business

We act as the general partner or managing member in partnerships and limited liability companies that invest in various projects, primarily real estate. Substantially all of these investments qualify for tax credits and/or provide a mechanism for banks and other institutions to meet their Community Reinvestment Act (“CRA”) obligations throughout the U.S. We earn fees for the origination and sale of these investment products as well as for the oversight and management of the investments, including over the statutory tax credit compliance period when applicable.

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

Our AUM and our Raymond James Investment Management AUM by objective as of September 30, 2025 are presented in the following graphs.

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

As of September 30, 2025, SBL and residential mortgage loans held for investment represented 46% of the Bank segment’s total assets. SBL are primarily collateralized by the borrower’s marketable securities at advance rates consistent with industry standards and, to a lesser extent, the cash surrender value of life insurance policies issued by investment-grade insurance companies. An insignificant portion of our SBL portfolio is collateralized by private securities or other financial instruments with a limited trading market. Residential mortgage loans are originated or purchased and held for investment or sold in the secondary market. Corporate and tax exempt loans held for investment represented 33% of the Bank segment’s total assets as of September 30, 2025, and 66% of such loans were U.S. or Canadian syndicated loans. The remainder of our corporate loan portfolio is comprised of smaller participations and direct loans. The Bank segment’s investment portfolio is classified as available-for-sale and is primarily comprised of agency mortgage-backed securities (“MBS”), agency collateralized mortgage obligations (“CMOs”), U.S. Treasury securities (“U.S. Treasuries”), and other securities which are guaranteed by the U.S. government or its agencies. Raymond James Bank’s liabilities primarily consist of cash deposits, including cash swept from the investment accounts of PCG clients through the RJBDP and deposits in our Enhanced Savings Program (“ESP”), in which PCG clients may deposit cash in a FDIC-insured high-yield Raymond James Bank account. Deposits at TriState Capital Bank are primarily corporate and retail money market deposits, including RJBDP sweep deposits, and interest-bearing demand deposits. Our Bank segment’s liabilities also include borrowings from the Federal Home Loan Bank (“FHLB”).

The following graph details the composition of our Bank segment’s total assets as of September 30, 2025.

Bank Segment Total Assets — $65.26 billion

C&I loans
16%
CRE loans
12%
REIT loans
3%
Residential
mortgage loans
16%
Tax-exempt loans 2%
Available-for-sale securities
11%
Cash and other assets
10%
SBL
30%

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

As of September 30, 2025, we had approximately 19,500 associates (including 3,878 employee financial advisors) and 5,065 independent advisors. This reflects an increase of approximately 500 associates compared to the prior year, primarily due to continued growth across the firm. Our associates are largely spread across four countries in North America and Europe. However, the vast majority of our associates are located in the U.S. Of our global associates, 44% self-identify as women, and among our U.S.-based associates, 22% self-identify as people of color.

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

Recruitment, talent development, and retention

We seek to build a workforce that provides outstanding client service and helps clients achieve their financial goals. We are also committed to maintaining a workforce that is reflective of our client base and the communities in which we work, as well as a work environment that is a natural extension of our culture. We have a comprehensive approach to identifying and selecting new associates and enhancing the skills of our existing associates. We also offer internships to selected college students, professionals returning to the workforce, and veterans, which may lead to permanent roles, and we offer pipeline programs which accelerate the progression from entry level positions for recent graduates across many areas of the firm. Our recruiting approach is designed to attract a wide range of candidates for every role. To that end, we have built strong relationships with a variety of industry associations that represent professionals from a variety of backgrounds and experiences, as well as with similar groups at the colleges and universities where we recruit.

We are also committed to supporting associates in reaching their professional goals. Through our annual performance review process, associates and managers collaborate to define performance goals which are reviewed during mid-year touch points and formal end-of-year discussions. We also offer associates the opportunity to participate in a variety of development programs. Our extensive program catalog includes courses designed to expand our associates’ industry, product, technical, professional, business development, and regulatory knowledge. The firm also provides leadership development programs that prepare our leaders for challenges they will face in new roles or with expanded responsibilities. The firm also offers a mentoring program to all associates who seek additional guidance and advice on their career growth. In alignment with our focus on human capital development and a people-centric culture, we offer voluntary inclusion networks open to all associates and advisors. These networks foster connection and understanding, and support our broader associate experience strategy focused on career growth, engagement, and well-being. To provide associates opportunity to compete for new positions, we require that all roles, with the exception of certain revenue-generating positions and certain senior-level roles, be posted on our internal online career platform. We conduct ongoing and robust succession planning for roles that are within two levels of our Executive Leadership Team, and we strive to ensure we have a robust pool of candidates for such roles. We discuss the results with executive leadership and the Board of Directors several times per year.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

An important driver of our success is the continuous recruitment and retention of financial advisors. Our ability to attract high quality advisors is based on our values-based culture, our commitment to service, and the unique ways in which we provide services to our financial advisors. Individuals who want to become financial advisors can gain relevant branch experience through our Wealth Management Associate Program or move to our Advisor Mastery Program and begin building their client base. We have a department dedicated to providing growth-oriented tools and resources, including business coaching, to our financial advisors. We also offer these advisors the opportunity to participate in conferences and workshops. These include separate national conferences for our employee and independent contractor financial advisor channels, each of which is attended by thousands of advisors each year.

We also monitor and evaluate various turnover and attrition metrics. Retaining associates, including financial advisors, and their clients, is a key component of our “Service 1st” philosophy and critical to the success of our business. Our overarching commitment to the attraction, development, and retention of our associates results in a relatively low voluntary turnover rate. For the year ended September 30, 2025, our domestic financial advisor retention remained very strong.

Compensation and benefits

We have designed a compensation structure, including an array of benefit plans and programs, that is intended to be attractive to current and prospective associates, while also reinforcing our core values and mitigating excessive risk taking. Our competitive pay packages include base salary, incentive bonus, and equity compensation programs. Additionally, the firm makes annual contributions to support the retirement goals of each associate through our employee stock ownership plan and our profit-sharing plan, in addition to a matching contribution program for the 401(k) retirement savings plan, for our U.S.-based associates. We also offer U.S.-based associates the opportunity to participate in an employee stock purchase plan that enables them to acquire our common stock at a discount, further increasing their ability to participate in the growth and success of the firm. As an additional retention tool, we may grant equity awards in connection with initial employment or under various retention programs for individuals who are responsible for contributing to our management, growth, and/or profitability. For certain associates who meet compensation, production, or other criteria, we also offer various non-qualified deferred compensation plans that provide a return to the participant, as well as a retention tool to the firm.

We strive to design programs that promote equitable rewards for all associates. Our compensation practices are structured to verify that all associates are paid fairly based on objective criteria such as role, experience, performance, and qualifications. Each year, we conduct pay equity studies in the U.S., UK, and Canada. If we identify any gaps, we take remediation steps as part of our compensation strategy.

The physical, emotional, and financial well-being of our associates is a high priority of the firm. To that end, we offer programs including healthcare insurance, health and flexible savings accounts, paid time off, family leave, flexible work arrangements, tuition assistance, counseling services. We also provide on-site services, such as health clinics and fitness centers, at our corporate offices in St. Petersburg, Florida, Memphis, Tennessee, and Southfield, Michigan.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

OPERATIONS AND INFORMATION PROCESSING

We have operations personnel at various locations who are responsible for processing securities transactions, custody of client securities, support of client accounts, the receipt, identification, and delivery of funds and securities, and compliance with regulatory and legal requirements for most of our securities brokerage operations.

Our information technology department develops and supports the integrated solutions that provide a customized platform for our businesses. These include a platform for financial advisors designed to allow them to spend more time with their clients and enhance and grow their businesses; systems that support institutional and retail sales and trading activity from initiation to settlement and custody; and thorough security protocols to protect firm and client information. In the area of information security, we have developed and implemented a framework of principles, policies, and technology to protect our own information and that of our clients.  We apply numerous safeguards to maintain the confidentiality, integrity, and availability of both client and firm information.

Our business continuity program has been developed to provide reasonable assurance that we will continue to operate in the event of disruptions at our critical facilities or other business disruptions. We have developed operational plans for such disruptions, and we have devoted significant resources to maintaining those plans. Our business continuity plan continues to be enhanced and tested to allow for continuous operations in the event of weather-related or other interruptions at our corporate headquarters in Florida, one of our other corporate offices located in Southfield, Michigan and Memphis, Tennessee, or multiple data center sites (with our primary data center located in the Denver, Colorado area), and our branch and office locations throughout the U.S., Canada, and Europe.

COMPETITION

The financial services industry is intensely competitive. We compete with many other financial services firms, including a number of larger securities firms, most of which are affiliated with major financial services companies, insurance companies, banking institutions, and other organizations. We also compete with companies that offer web-based financial services and discount brokerage services to individual clients, usually with lower levels of service and financial technology companies (“fintechs”). We compete principally on the basis of the quality of our associates, services, technology platform, product selection, performance records, location, and reputation in local markets.

Our ability to compete effectively is substantially dependent on our continuing ability to develop or attract, retain, and motivate qualified financial advisors, investment bankers, trading professionals, portfolio managers, and other revenue-producing or specialized personnel. Furthermore, the labor market continues to experience elevated levels of competition for talent across all areas of our business, as well as increased competition with non-traditional competitors, such as technology companies. Employers are offering guaranteed contracts, upfront payments, and increased compensation in order to attract talent.

REGULATION

We continue to operate in a dynamic and complex regulatory environment. Regulatory changes can have significant impacts on our business, however, we cannot predict the exact changes or quantify their potential impacts. See “Item 1A - Risk Factors” of this Form 10-K for additional discussion of the risks related to our regulatory environment.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
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

We also have non-depository trust company subsidiaries including: RJ Trust, which is regulated, supervised, and examined by the Office of the Comptroller of the Currency (“OCC”), and RJTCNH, which is regulated, supervised, and examined by the New Hampshire Banking Department (“NHBD”). RJTCNH provides IRA custodial services and trust services for our PCG clients.

Collectively, the rules and regulations of the Fed, the FDIC, the OFR, the PDBS, the CFPB, the OCC and the NHBD result in extensive regulation and supervision covering all aspects of our banking and trust businesses, including, for example, lending practices, the receipt of deposits, capital structure, transactions with affiliates, conduct and qualifications of personnel and, as discussed further in the following sections, capital requirements. This regulatory, supervisory, and oversight framework can affect the operating costs and permissible businesses of RJF and our subsidiaries. As a part of their supervisory functions, these regulatory bodies conduct extensive examinations of our operations and also have the power to bring enforcement actions for violations of law and, in the case of certain of these regulatory bodies, for unsafe or unsound practices.

Basel III and U.S. capital rules

RJF, Raymond James Bank, and TriState Capital Bank are subject to the Fed’s capital rules. These rules establish an integrated regulatory capital framework and implement, in the U.S., the Basel III capital framework developed by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended (“Dodd-Frank Act”), and other capital provisions and, for insured depository institutions, set the prompt corrective action framework discussed below (the “U.S. Basel III Rules”). The U.S. Basel III Rules: (i) establish minimum requirements for both the quantity and quality of regulatory capital; (ii) set forth a capital conservation buffer; and (iii) define the calculation of risk-weighted assets. These capital requirements could restrict our ability to grow, including during favorable market conditions, and to return capital to shareholders, or require us to raise additional capital. As a result, our business, results of operations, financial condition, and future prospects could be adversely affected. See “Item 1A - Risk Factors,” “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources,” and Note 23 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Failure to meet minimum capital requirements can trigger discretionary, and in certain cases, mandatory actions by regulators that could have a direct material effect on the financial results of RJF, Raymond James Bank, and TriState Capital Bank. In addition, failure to maintain the capital conservation buffer would result in constraints on distributions, including limitations on dividend payments and stock repurchases, and certain discretionary bonus payments based on the amount of the shortfall and eligible retained income. Under the capital adequacy rules, RJF, Raymond James Bank, and TriState Capital Bank must meet specific capital ratio requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under the rules. The capital amounts and classification for RJF, Raymond James Bank, and TriState Capital Bank are also subject to the qualitative judgments of U.S. regulators based on components of capital, risk-weightings of assets, off-balance sheet transactions, and other factors.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
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

Although the prompt corrective action regulations do not apply to BHCs, such as RJF, the Fed is authorized to take appropriate action at the BHC level, based upon the undercapitalized status of the BHC’s depository institution subsidiaries. In certain instances related to an undercapitalized depository institution subsidiary, the BHC would be required to guarantee the performance of the undercapitalized subsidiary’s capital restoration plan and might be liable for civil money damages for failure to fulfill its commitments on that guarantee. Furthermore, in the event of the bankruptcy of the BHC, this guarantee would take priority over the BHC’s general unsecured creditors. As of September 30, 2025, Raymond James Bank and TriState Capital Bank were categorized as well-capitalized.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
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

Financial services firms are also subject to regulation by various foreign governments, securities exchanges, central banks and regulatory bodies, particularly in those countries where they have established offices. Outside of the U.S., we have additional offices primarily in Canada, the UK, and Germany and are subject to regulations in those areas. Much of the regulation of broker-dealers in the U.S. and Canada, however, has been delegated to self-regulatory organizations (“SROs”), such as the Financial Industry Regulatory Authority (“FINRA”) in the U.S., the Canadian Investment Regulatory Organization (“CIRO”) in Canada, and securities exchanges. These SROs adopt and amend rules for regulating the industry, subject to the approval of government agencies. These SROs also conduct periodic examinations of member broker-dealers. The single primary regulator with respect to our conduct of financial services in the UK is the Financial Conduct Authority (“FCA”), which operates on a statutory basis.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
The SEC, SROs, and other securities regulators may conduct administrative proceedings that can result in censure, fines, suspension or expulsion of a broker-dealer, its officers, employees, or other associated persons. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and may adversely impact the reputation of a broker-dealer.

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

U.S. broker-dealer capital

Our U.S. broker-dealer subsidiaries are subject to certain of the SEC’s financial stability rules, including the: (i) net capital rule; (ii) customer protection rule; (iii) record-keeping rules; and (iv) notification rules. Broker-dealers are required to maintain the minimum net capital deemed necessary to meet their continuing commitments to customers and others, and are required to keep their assets in relatively liquid form. These rules also limit the ability of broker-dealers to transfer capital to parent companies and other affiliates. See Note 23 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information pertaining to our broker-dealer regulatory minimum net capital requirements.

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

Similarly, non-U.S. jurisdictions have also adopted regulations relating to standards of care. For example, on July 31, 2023, the FCA’s Consumer Duty took effect in the UK. Among other things, the UK Consumer Duty requires firms to act to deliver “good outcomes” for retail customers with respect to products and services, price and value, consumer understanding, and consumer support.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

Certain of our subsidiaries are registered in, and operate from, the UK, which has a highly developed and comprehensive regulatory regime. These subsidiaries are authorized and regulated by the FCA and have limited permissions to carry out business in certain European Union (“E.U.”) countries, to the extent permitted under domestic law and regulation in those countries. The FCA operates on a statutory basis and creates rules which are largely principles-based. These regulated UK subsidiaries and their senior managers are registered with the FCA, and wealth managers and certain other staff are subject to certification requirements. Certain of these subsidiaries operate in the retail sector, providing investment and financial planning services to predominantly high-net-worth individuals, while others provide brokerage and investment banking services to institutional clients. Retail clients of our UK subsidiaries benefit from the Financial Ombudsman Service, which settles complaints between consumers and businesses that provide financial services, as well as the Financial Services Compensation Scheme, which is the UK’s statutory deposit insurance and investors compensation scheme for customers of authorized financial services firms.

In Germany, our subsidiary Raymond James Corporate Finance GmbH is licensed by the German Federal Financial Supervisory Authority (Bundesanstalt für Finanzdienstleistungsaufsicht, or “BaFin”) to conduct the regulated activities of investment advice and investment brokerage. Among other requirements, BaFin requires Raymond James Corporate Finance GmbH, as a regulated entity, to comply with certain capital, liquidity, governance, and business conduct requirements, and has a range of supervisory and disciplinary powers which it is able to use in its oversight.

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

The U.S. Treasury’s Office of Foreign Assets Control administers economic and trade sanctions programs and enforces sanctions regulations with which all U.S. persons must comply. The E.U. as well as various countries have also adopted economic sanctions programs targeted at countries, entities, and individuals that are involved in terrorism, hostilities, embezzlement, or human rights violations.

In addition, various countries have adopted laws and regulations, including the U.S. Foreign Corrupt Practices Act and the UK Bribery Act, related to corrupt and illegal payments to, and hiring practices with regard to, government officials and others. The scope of the types of payments or other benefits covered by these laws is very broad and is subject to significant uncertainties that may be clarified only in the context of further regulatory guidance or enforcement proceedings.

RJF and its affiliates have implemented and maintain internal policies, procedures, and controls to meet the compliance obligations imposed by such U.S. and non-U.S. laws and regulations concerning anti-money laundering, economic sanctions, and anti-bribery and corruption. Failure to continue to meet the requirements of these regulations could result in supervisory action, including fines.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
Privacy and data protection

U.S. federal law establishes minimum federal standards for financial privacy by, among other provisions, requiring financial institutions to adopt and disclose privacy policies with respect to consumer information and setting forth certain limitations on disclosure to third parties of consumer information. U.S. state laws and regulations adopted under U.S. federal law impose obligations on RJF and its subsidiaries for protecting the confidentiality, integrity, and availability of client information, and require notice of data breaches to certain U.S. regulators and to clients. The Fair Credit Reporting Act of 1970, as amended, mandates the development and implementation of a written identity theft prevention program that is designed to detect, prevent, and mitigate identity theft.

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

Similarly, the E.U. and UK General Data Protection Regulation (“GDPR”) imposes requirements for companies that collect or store personal data of E.U. residents, as well as residents of the UK. GDPR’s legal requirements extend to all foreign companies that solicit and process personal data of E.U. and UK residents, imposing a strict data protection compliance regime that includes consumer rights actions that must be responded to by organizations. Canadian data privacy laws contain many provisions similar to U.S. financial privacy laws and are currently undergoing legislative reform at a federal and provincial level. Quebec enacted Bill C-64, a comprehensive privacy law with extraterritorial application modeled after GDPR which imposes fines for non-compliance and became fully effective in September 2024.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Executive officers of the registrant (which includes officers of certain significant subsidiaries) are as follows:

Christopher S. Aisenbrey (56) — Chief Human Resources Officer since October 2019

James E. Bunn (52) — President - Capital Markets since October 2024; President - Global Equities and Investment Banking - Raymond James & Associates, Inc., December 2018 - September 2024; Head of Investment Banking - Raymond James & Associates, Inc., January 2014 - September 2024

Vincent Campagnoli (62) — Executive Vice President, Technology and Operations since October 2024; Chief Information Officer, March 2013 - October 2024

Scott A. Curtis (62) — Chief Operating Officer since October 2024; President - Private Client Group, June 2018 - September 2024; President - Raymond James Financial Services, Inc., January 2012 - September 2024

Tashtego S. Elwyn (54) — President - Private Client Group since October 2024; Chief Executive Officer and President - Raymond James & Associates, Inc. since June 2018

T.J. Haynes-Morgan (59) — Chief Audit Executive since January 2020

Tarek Helal (46) — Chief Strategy Officer since October 2024; Senior Vice President, Investments and Strategy Renewables, February 2024 - October 2024; Chief Risk Officer - Private Client Group and Capital Markets, May 2018 - February 2024

David Krauss (49) — Chief Risk Officer since September 2024; Managing Director, Global Head of Market Risk and Investment Banking Chief Risk Officer - Credit Suisse, July 2023 - September 2024; Managing Director, Global Head of Market Risk and U.S. Chief Risk Officer - Credit Suisse, July 2020 - July 2023

Bella Loykhter Allaire (71) — Chief Administrative Officer since October 2024; Executive Vice President - Technology and Operations - Raymond James & Associates, Inc., June 2011 - September 2024

Jonathan W. Oorlog, Jr. (62) — Chief Financial Officer since October 2024; Chief Accounting Officer, January 2023 - September 2024; Senior Vice President - Controller, October 2020 - January 2023; Senior Vice President - Financial Reporting, January 2020 - September 2020

Steven M. Raney (59) — President - Bank Segment since October 2024; Executive Chair - Raymond James Bank since October 2024; Director - TriState Capital Bank since June 2022; Chair - Raymond James Bank, November 2020 - September 2024; President and CEO - Raymond James Bank, January 2006 - September 2024

Paul C. Reilly (71) — Executive Chair since February 2025; Chair since February 2017 and Director since January 2006; Chief Executive Officer, May 2010 - February 2025

Jonathan N. Santelli (54) — Executive Vice President and General Counsel since May 2016; Secretary, May 2016 - October 2025

Paul M. Shoukry (42) — Chief Executive Officer since February 2025; Director since May 2024; President, March 2024 - February 2025; Chief Financial Officer, January 2020 - September 2024; Head of the Bank segment, including Raymond James Bank and TriState Capital Bank, August 2023 - September 2024; Director - TriState Capital Bank, June 2022 - July 2024; Treasurer, February 2018 - December 2022

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in the following sections, which could adversely affect our business, financial condition, results of operations, liquidity and the trading price of our common and preferred stock. The list of risk factors provided in the following sections is not exhaustive; there may be other factors that adversely impact our results of operations, harm our reputation or inhibit our ability to generate new business prospects. The following sections should be read in conjunction with “Item 1C - Cybersecurity,” “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes in “Item 8 - Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In particular, see “Item 1C - Cybersecurity” for additional information on how we assess, identify, and manage cybersecurity risks and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management” for additional information on our exposure and how we monitor and manage our market, credit, liquidity, operational, model, and compliance, and certain other risks.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Damage to our reputation could damage our businesses.

Maintaining our reputation is critical to attracting and maintaining clients, investors, associates, and independent contractor financial advisors. If we fail to address, or appear to fail to address, issues that may give rise to reputational risk, we could significantly harm our business prospects. These issues may include, but are not limited to, any of the risks discussed in this Item 1A, including appropriately dealing with potential conflicts of interest, legal and regulatory requirements, fraud perpetrated against our clients, ethical issues, money laundering, cybersecurity, privacy, record-keeping, sales and trading practices, and associate misconduct. In addition, the failure to either sell securities we have underwritten at anticipated price levels or to properly identify and communicate the risks inherent in the products and services we offer could also give rise to reputational risk. A failure or perceived failure to maintain appropriate service and quality standards or to treat clients fairly can result in client dissatisfaction, litigation, and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs, and reputational harm. Negative publicity about us, including information posted on social media or other internet forums or published by news organizations, whether or not true, may also harm our reputation. The speed and pervasiveness with which information can be disseminated through these channels, in particular social media, may magnify risk relating to negative publicity. Further, failures at other large financial institutions or other market participants, regardless of

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
whether they relate to our activities, could lead to a general loss of client confidence in financial institutions that could negatively affect us, including harming the market perception of the financial system in general.

Any cyber-attack or other security breach of our technology systems, or those of our clients or other third parties we rely on, could subject us to significant liability and harm our reputation.

Our operations rely heavily on the secure processing, storage, and transmission of sensitive and confidential financial, personal, and other information in our computer systems and networks. There have been numerous highly publicized cases involving financial services companies reporting the unauthorized disclosure of client or other confidential information in recent years, as well as cyber-attacks involving the theft, dissemination, and destruction of corporate information or other assets, in some cases as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties. There have also been numerous highly publicized cases where hackers have requested “ransom” payments in exchange for not disclosing customer information or for restoring access to information or systems. Like other financial services firms, we experience malicious cyber activity directed at our computer systems, software, networks, and users on a daily basis. This malicious activity includes attempts at unauthorized access, implantation of computer viruses or malware, and denial-of-service attacks. We also experience large volumes of phishing and other forms of social engineering (including through the use of AI) attempted for the purpose of perpetrating fraud against the firm, our associates, or our clients. This includes attempts by threat actors to impersonate our clients or associates, or to defraud our clients directly. In addition, clients may also share information (including information used for authentication) with third parties, which also may be a source of a potential cybersecurity incidents or fraud. These activities may occur outside of our systems but could still result in financial loss to our clients and potential liability or reputational harm to us. Additionally, we may face increased cybersecurity risk for a period of time after acquisitions as we transition the acquired entity’s historical systems and networks to our standards. We also face increased cybersecurity risk related to mobile and cloud solutions or related to new and emerging technologies such as AI. We seek to continuously monitor for and nimbly react to any and all such malicious cyber activity, and we develop our systems to protect our technology infrastructure and data from misuse, misappropriation, or corruption.

Cyber-attacks can originate from a variety of sources, including threat actors affiliated with foreign governments, organized crime, or terrorist organizations. Threat actors may also attempt to place individuals within our firm, or induce employees, clients, or other users of our systems, to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent. Although cybersecurity incidents among financial services firms continue to increase, we have not experienced any material losses relating to cyber-attacks or other information security breaches. However, the techniques used in these attacks are increasingly sophisticated, change frequently, and are often not recognized until launched. Although we seek to maintain a robust suite of authentication and layered information security controls, including our cyber threat analytics, data encryption, anti-malware defenses, and vulnerability management programs, any one or combination of these controls could fail to detect, mitigate, or remediate these risks in a timely manner. Despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software, and networks may be vulnerable to human error, equipment failure, natural disasters, power loss, unauthorized access, supply chain attacks, distributed denial-of-service attacks, computer viruses and other malicious code, and other events that could result in significant liability and damage to our reputation, and have an ongoing impact on the security and stability of our operations. In addition, although we maintain insurance coverage that may, subject to terms and conditions, cover certain aspects of cyber and information security risks, such insurance coverage may be insufficient to cover all losses, such as litigation costs or financial losses that exceed our policy limits or are not covered under any of our current insurance policies.

We also rely on numerous third parties, including service providers that utilize cloud technologies to conduct other aspects of our business operations, and we face similar risks relating to them. While we regularly conduct security assessments on these third-party service providers, we cannot be certain that their information security protocols are sufficient to withstand a cyber-attack or other security breach. We also cannot be certain that we will receive timely notification of such cyber-attacks or other security breaches. In addition, in order to access our products and services, our clients, independent contractor financial advisors, and financial advisors associated with firms affiliated with us through our RCS division may use computers and other devices that are beyond our security control systems.

Notwithstanding the precautions we take, if a cyber-attack or other information security breach were to occur, this could jeopardize the information we confidentially maintain, or otherwise cause interruptions in our operations or those of our clients and counterparties, exposing us to liability, including potential financial liability for certain client losses arising from various assurances we make to our clients regarding such instances. As attempted attacks continue to evolve in scope and sophistication, we may be required to expend substantial additional resources to modify or enhance our protective measures, to investigate and remediate vulnerabilities or other exposures or to communicate about cyber-attacks to our clients and/or regulators. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators. Further, successful cyber-attacks at other

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
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

We may also be subject to liability under various data protection laws. In providing services to clients, we manage, utilize, and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal, state, and international laws governing the protection of personally identifiable information. These laws and regulations are increasing in complexity and number. If any person, including any of our associates or independent contractor financial advisors negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates such data, we could be subject to significant monetary damages, regulatory enforcement actions, fines, and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential information, as well as information we collect from our actual and prospective clients, associates, and independent contractor financial advisors, whether through system failure, employee negligence, fraud, or misappropriation, could damage our reputation and cause us to lose clients and related revenue. Potential liability in the event of a security breach of client data could be significant. Depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit or an exclusion of consequential or indirect damages. Further, lapses in cybersecurity controls, as perceived by our regulators, could lead to fines and penalties compounding monetary losses.

Lack of funding, liquidity, or access to capital could impair our business and financial condition.

An inability to maintain adequate funding and liquidity to operate our business could have a significant negative effect on our financial condition. We have a contingency funding plan which would guide our actions if one or more of our businesses were to experience disruptions from normal funding and liquidity sources. If the available funding from one or more of our contingent funding sources is not sufficient to sustain normal operating levels, we may be required to scale back or curtail our operations, such as by limiting lending, selling assets at unfavorable prices, reducing or eliminating dividend payments, or limiting our recruiting of financial advisors. Our liquidity could be negatively affected by: any inability of our subsidiaries to generate cash to distribute to the parent company, liquidity or capital requirements that may prevent our subsidiaries from distributing cash, limitations on our subsidiaries’ access to credit markets for secured and unsecured borrowings, diminished access to the capital markets for RJF, and other commitments or restrictions on capital as a result of adverse legal settlements, judgments, regulatory sanctions, or an adverse change in our credit rating by one or more of the national rating agencies. Furthermore, as a BHC, we may become subject to prohibitions or limitations on our ability to pay dividends to our shareholders and/or repurchase our stock. Certain of our regulators have the authority, and under certain circumstances, the duty, to prohibit or to limit dividend payments by regulated subsidiaries to their parent company.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
on higher-cost deposit sources, such as the ESP and certain higher-yield RJBDP offerings to clients, or other sources of liquidity to support asset growth. Additionally, periods of higher interest rates have made and may continue to make investments in securities, such as fixed-income securities and money market funds, more attractive for investors, thereby incentivizing them to reduce their cash balances with us.

We also earn fees from third-party banks on deposits they receive through the RJBDP. If PCG clients’ cash balances decrease further or third-party bank demand or capacity for RJBDP deposits decline from current levels, our RJBDP fees from third-party banks could decline. In addition, an inability to deploy client cash to third-party banks through RJBDP would require us to retain more cash in our Bank segment or in our CIP, both of which may cause a significant increase in our assets, thereby negatively affecting certain of our regulatory capital ratios. Any increase to the rates we pay clients can reduce our earnings. Such increases may result from competitive industry dynamics as well as changes to rules or interpretations governing the fees we earn on cash sweep balances.

The ESP provides a high-yield deposit offering to our PCG clients and operates through a reciprocal deposit program, which allows us to place deposits at third-party insured depository institutions in return for deposits received by our bank subsidiaries. This program allows us to offer higher levels of FDIC insurance to our clients. If third-party bank capacity for reciprocal deposits declines, or we are otherwise restricted from participating in this program, we may have to reduce FDIC insurance coverage on such deposits, which may cause clients to withdraw deposits that exceed FDIC insurance limits from our bank subsidiaries. In such event, we may have to pay higher interest rates to replace them with other sources of funding, which could adversely affect our liquidity and results of operations. In addition, reciprocal deposit balances in excess of $5 billion meet the FDIC definition of “brokered deposits.” Such brokered deposits are subject to additional scrutiny from regulators, incur higher FDIC insurance costs, and may also be viewed negatively by our rating agencies, shareholders, and depositors, among others.

We are exposed to litigation and regulatory investigations and proceedings, which could materially and adversely impact our business operations and prospects.

The financial services industry faces significant litigation and regulatory risks. Additionally, our litigation and regulatory risks continue to increase as our business grows both domestically and internationally. Many aspects of our business involve substantial risk of liability. We have been named as a defendant or co-defendant in lawsuits and arbitrations primarily involving claims for damages. The risks associated with potential litigation often may be difficult to assess or quantify and the existence and magnitude of potential claims often remain unknown for substantial periods of time. Unauthorized or illegal acts or noncompliance with firm policies by our associates and independent contractor financial advisors could also result in substantial liability. In addition, our business activities include providing custody, clearing, and back office support for certain non-affiliated, independent RIAs and broker-dealers. Even though these independent firms are exclusively responsible for their operations, supervision, compliance, and the suitability of their client’s investment decisions, we have been, and may in the future be, named as defendants in litigation involving their clients. We are also the subject of inquiries, investigations, and proceedings by regulatory and other governmental agencies.

In challenging market conditions, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have historically increased. Litigation risks include potential liability under securities laws or other laws for: alleged materially false or misleading statements made in connection with securities offerings and other transactions; issues related to our investment recommendations, including the suitability of such recommendations or potential concentration of investments; the inability to sell or redeem securities in a timely manner during adverse market conditions; contractual issues; employment claims; and potential liability for other advice we provide to participants in strategic transactions. Substantial legal liability could have a material adverse financial impact or cause us significant reputational harm, which in turn could seriously harm our business and future business prospects. In addition to financial costs and risks associated with potential liability, the costs of defending litigation, claims, and/or regulatory matters continue to increase over time. The amount of attorneys’ fees incurred in connection with the defense of litigation, claims and/or regulatory matters could be substantial and might materially and adversely affect our results of operations. See “Item 3 - Legal Proceedings” and Note 18 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information about legal and regulatory matters.

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
the returns and fair value on our lending and investing activities. The market impact from such policies can also materially decrease the value of certain of our financial assets, most notably debt securities, as well as our cash flows. In addition, our results of operations may be impacted by governmental policy changes and/or regulatory reform in multiple areas, including tax, international trade, immigration, healthcare, labor, infrastructure, and energy. While there is uncertainty around the timing of many such potential changes, such changes, or any market uncertainty caused by a potential change in governmental policies, may also affect our clients and, directly or indirectly, our business. Furthermore, over the last several years the federal government has shut down multiple times, in some cases for prolonged periods, and it is possible that the federal government may shut down again in the future. Although the recent government shutdown is not expected to materially affect our results of operations, any prolonged future shutdown could significantly impact business and economic conditions generally or specifically in our key markets, which could have a material adverse effect on our results and financial condition. Macroeconomic conditions may also be negatively affected by domestic or international events, including natural disasters, political unrest, the indirect impact of wars and conflicts, or public health epidemics and pandemics, as well as by a number of factors in the global financial markets that may be detrimental to our operating results.

If we were to experience a period of sustained downturn in the securities markets, credit market dislocations, reductions in the value of real estate, increases in mortgage and other loan delinquencies, or other negative market factors, our revenues and the value of the assets we own could be adversely impacted. Market uncertainty could also cause clients to move their investments to lower margin products, or withdraw them, which could have an adverse impact on our profitability. We could also experience a material reduction in trading volume and lower asset prices in times of market uncertainty, which would result in lower brokerage revenues, including losses on firm inventory, as well as losses on certain of our investments. Conversely, periods of severe market volatility may result in a significantly higher level of transactions and activity which may cause operational challenges that may result in losses. These can include, but are not limited to, trade errors, failed transaction settlements, late collateral calls to borrowers and counterparties, credit losses, or interruptions to our system processing. Periods of reduced revenue and other losses could lead to reduced profitability because certain of our expenses, including our interest expense on debt, lease expenses, and salary expenses, are fixed and our ability to reduce them over short time periods is limited.

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

Our ability to recruit, serve and retain our clients depends on the reputation, judgment, leadership, business generation capabilities and client service skills of our client-serving professionals, members of our executive team, as well as employees who support revenue-generating professionals and their clients. To compete effectively we must attract, develop, and retain qualified professionals, including successful financial advisors, investment bankers, trading professionals, portfolio managers and other revenue-producing or specialized support personnel. Further, effective management succession planning, is important for the continued success of the firm. Competitive pressures we experience, or inadequate management succession planning, could have an adverse effect on our business, results of operations, financial condition, and liquidity.

The labor market remains competitive, and we face competition for talent across all aspects of our business, as well as competition with non-traditional firms, such as technology companies. Firms are developing a wide variety of offerings to attract talent throughout the financial services industry, including but not limited to, increasing compensation and enhancing health and wellness offerings. These can be important factors in a current associate’s decision to leave us as well as in a prospective associate’s decision to join us. As competition for skilled professionals remains intense, we may have to devote significant resources to attract and retain qualified personnel, which could negatively affect earnings.

Specifically within the financial services industry, other firms are offering guaranteed contracts, upfront payments, and increased compensation. Our financial results may be adversely affected by the costs we incur in connection with any loans or other incentives we may offer to newly recruited financial advisors and other key personnel. If we were to lose the services of any of our financial advisors, investment bankers, senior equity research analysts, sales and trading professionals, asset managers, or executive officers to a competitor or otherwise, we may not be able to retain valuable relationships and some of our clients could choose to use the services of a competitor instead of our services. If we are unable to retain our senior professionals or recruit additional professionals, our reputation, business, results of operations, and financial condition will be adversely affected. To the extent we have compensation targets, we may not be able to retain our associates, which could result in increased recruiting expense, result in our recruiting additional associates at compensation levels that are higher than our

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
target range, and/or negatively impact our revenue growth. Further, new business initiatives and efforts to expand existing businesses generally require that we incur compensation and benefits expense, and other expenses before generating additional revenues.

Our PCG business is subject to risks arising from the continued industry-wide trend in which financial advisors are departing traditional firms, including to form independent RIAs or to join existing third-party RIAs, some of which are backed by private equity investors. This ongoing trend has resulted in a highly competitive recruiting environment. In addition to transitions to independent RIAs, financial advisors may leave our firm for a variety of reasons, including other employment opportunities, retirement, or exiting the industry. Similarly, retiring financial advisors without a successor affiliated with us may sell their practices to unaffiliated third parties. Our reported AUA has been and may continue to be negatively impacted if we are unsuccessful in retaining our existing financial advisors and/or recruiting new financial advisors. We seek to mitigate these risks through financial advisor succession planning and by providing our financial advisors with a broad range of services and resources to support their practices. If these mitigation efforts are not successful, and financial advisors departing our firm continues or accelerates, including to transition to an unaffiliated RIA channel, this could have an adverse effect on our PCG business, its results of operations and financial condition.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
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

Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions, which directly and indirectly affect us. Market conditions that change from time to time, thereby exposing us to market risk, include fluctuations in interest rates, equity prices, foreign exchange rates, and price deterioration or changes in value due to changes in market perception of the credit quality of an issuer, or other factors.

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

Increases in short-term interest rates have historically resulted in an increase in our net earnings and we expect decreases in short-term interest rates to generally reduce our net earnings, although there may be offsetting favorable impacts. As it relates to our net interest income, the magnitude of the effect of a decrease in short-term interest rates depends on a number of factors impacting balances, asset yields, and the cost of funding. The magnitude of the impact to our net interest margin depends on the yields on interest-earning assets relative to the cost of interest-bearing liabilities, including deposit rates paid to clients on their cash balances. Decreases in short-term interest rates generally also result in a decrease to our RJBDP fees earned from third-party banks, although the magnitude of the decline may also be impacted by demand for cash balances by third-party banks and the rate paid to clients on their cash sweep balances. If we are unable to effectively manage our interest rate risk, changes in interest rates could have a material adverse effect on our profitability.

In addition, disruptions in the liquidity or transparency of the financial markets may result in our inability to sell, syndicate or realize the value of security positions, potentially leading to increased concentrations. The inability to reduce our positions in specific securities may not only increase the market and credit risks associated with such positions, but also increase the level of risk-weighted assets on our balance sheet, thereby increasing our capital requirements, which could have an adverse effect on our business results, financial condition, and liquidity.

Our business depends on fees generated from the distribution of financial products, fees earned from the management of client accounts, and other asset management fees.

A large portion of our revenues are derived from fees generated from the distribution of financial products, such as mutual funds, variable annuities, and exchange-traded funds, and the various services we perform related to such products. Changes in the structure or amount of the fees paid by the sponsors of these products could directly affect our revenues, business, and financial condition. In addition, if these products experience losses or increased investor redemptions, we may receive lower fees from the distribution and other services we provide on behalf of third-party financial entities.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

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

As a market maker, we take ownership of positions in specific securities, and these undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if our holdings were more diversified. Despite risk mitigation policies and practices, we may incur losses as a result of positions we hold in connection with these activities.

A continued interruption to our telecommunications or data processing systems, or the failure to effectively update the technology we utilize could be materially adverse to our business.

Our businesses rely extensively on data processing and communications systems, including both third-party and internally-developed technology solutions. In addition to better serving clients, the effective use of technology increases efficiency and enables us to reduce costs. Adapting or developing our technology systems to meet new regulatory requirements, client needs, and competitive demands is critical for our business. Introduction of new technology presents challenges on a regular basis. There are significant technical and financial costs and risks in the development of new or enhanced applications, including the risk that we might be unable to effectively use new technologies, adapt our applications to emerging industry standards, or keep applications current as it relates to vulnerabilities and security controls.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
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

We seek to manage, monitor, and control our market, credit, operational, liquidity, and legal and regulatory compliance risk through operational and compliance reporting systems, internal controls, management review processes, and other mechanisms; however, there can be no assurance that our procedures will be effective. While we use limits and other risk mitigation techniques, those techniques and the judgments that accompany their application cannot always anticipate unforeseen economic and financial outcomes or the specifics and timing of such outcomes. Our risk management methods may not predict future risk exposures effectively. In addition, some of our risk management methods are based on an evaluation of information regarding markets, clients, and other matters that are based on assumptions that may no longer be accurate or may have limited predictive value. A failure to manage our growth adequately, including growth in the products or services we offer or through acquisitions, or to manage our risk effectively, could materially and adversely affect our business and financial condition.

Financial services firms are subject to numerous actual or perceived conflicts of interest, which are routinely examined by regulators and SROs, such as FINRA, and may be used as the basis for claims for legal liability by plaintiffs in actions against us. Through our risk management processes we seek to address potential conflicts of interest that arise in our business. Management of potential conflicts of interest becomes increasingly complex as our business activities expand. A perceived or actual failure to address conflicts of interest adequately could affect our reputation, the willingness of clients to transact business with us, or give rise to litigation or regulatory actions. Therefore, there can be no assurance that conflicts of interest will not arise in the future that could result in material harm to our business and financial condition.

We face intense competition and pricing pressures and may not be able to keep pace with technological change.

We are engaged in intensely competitive businesses. We compete on the basis of a number of factors, including the quality of our associates and financial advisors, our products and services, pricing (such as execution pricing and fee levels), technology solutions, and location and reputation in relevant markets. Over time, there has been substantial consolidation and convergence among companies in the financial services industry, which has significantly increased the capital base and geographic reach of our competitors. See “Item 1 - Business - Competition” of this Form 10-K for additional information about our competitors.

We compete directly with other national full service broker-dealers, investment banking firms, commercial banks, investment advisors, investment managers and, to a lesser extent, discount brokers and dealers. We face competition from more recent entrants into the market, including fintechs, and increased use of alternative sales channels by other firms. Technology has lowered barriers to entry and made it possible for fintechs to compete with larger financial institutions in providing electronic, internet-based, and mobile phone-based financial solutions. This competition has grown significantly over recent years and is expected to intensify. In addition, commercial firms and other non-traditional competitors have applied for banking licenses or have entered into partnerships with banks to provide banking services. We also compete indirectly for investment assets with insurance companies, real estate firms, and hedge funds, among others. Competition from other financial services firms to attract clients or trading volume, through direct-to-investor online financial services, or higher deposit rates to attract client cash balances, could result in pricing pressure or otherwise adversely impact our business and cause our business to suffer.

We must monitor the pricing of our services and financial products in relation to competitors and periodically may need to adjust our fees, commissions, margins, or interest rates on deposits to remain competitive. In fixed income and equity markets, regulatory requirements have resulted in greater price transparency, leading to price competition and decreased trading margins. Our trading margins have been further compressed by the shift from high- to low-touch services over time, which has created additional competitive pressure. We believe that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including by reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions, or margins.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
Our future success also depends in part on our ability to develop, maintain, and enhance our products and services, including factors such as customer experience, and the pricing and range of our offerings. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. If we are not able to develop new products and services, enhance existing offerings, effectively implement new technology-driven products and services, or successfully market these products and services to our customers, our business, financial condition, or results of operations may be adversely affected. Furthermore, both financial institutions and their non-banking competitors face the risk that payments processing and other services could be significantly disrupted by technologies (e.g., AI, online trading platforms, digital payment technologies) that require no intermediation. New technologies have required, and could require us in the future, to spend more to modify or adapt our products to attract and retain clients or to match products and services offered by our competitors, including technology companies.

We use, develop, and incorporate within our technology platform and services, systems and tools that incorporate AI and machine learning, including generative AI. Although we strive to establish and maintain appropriate governance and risk management processes, ineffective or inadequate AI development or deployment practices by us or third-party vendors could result in unintended consequences such as AI algorithms that produce inaccurate output or that are based on biased, incomplete, and/or inaccurate datasets. Despite implementing policies and safeguards to prevent unauthorized disclosures, our use of AI may still pose heightened security and privacy risks, which we seek to mitigate by relying on proprietary or “walled-garden” environments to enhance data protection and operational controls and maintain confidentiality. Any of the foregoing may result in harm to our business, results of operations, or reputation. Compliance with new or changing laws, regulations, or industry standards relating to AI may impose significant operational costs and limit our ability to develop, deploy, or use AI and machine learning technologies.

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

We may not be able to obtain additional outside financing to fund our operations on favorable terms, or at all. The impact of a credit rating downgrade to a level below investment grade would result in our breaching provisions in certain of our derivative instruments, and may result in a request for immediate payment and/or ongoing overnight collateralization on our derivative instruments in liability positions. A credit rating downgrade would also result in the firm incurring a higher facility fee on its $1 billion unsecured revolving credit facility agreement (the “Credit Facility”), in addition to triggering a higher interest rate applicable to any borrowings outstanding on the line as of and subsequent to such downgrade. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” of this Form 10-K and Note 15 of the Notes to Consolidated Financial Statements of this Form 10-K for information on the Credit Facility.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
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

Moreover, to the extent we pursue acquisitions, or enter into acquisition commitments, a number of factors may prevent us from completing such acquisitions on acceptable terms. For example, regulators such as the Fed could fail to approve a proposed transaction or such approvals could result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction. The shareholders of a publicly-traded target company could fail to approve the transaction. Closing conditions in the transaction agreement could fail to be satisfied, or there could be an unexpected delay in closing. Other developments that may affect future results of an acquired company may occur, including changes in asset quality and credit risk, changes in interest rates and capital markets, inflation, and/or changes in customer borrowing, repayment, investment, and deposit practices. Finally, an event, change, or other circumstance could occur that gives rise to the termination of the transaction agreement.

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

There is a risk that our associates or independent advisors could engage in misconduct, fraudulent, unauthorized, or illegal acts, or noncompliance with firm policies or regulations that adversely affects our business and/or results in substantial liability. For example, our investment banking business often requires that we appropriately manage the use of our institutional clients’ non-public, confidential information. Similarly, many of our associates interact routinely with clients and counterparties and are expected to comply with our policies and procedures to protect both our clients’ confidential information and our own. If confidential information, for example, is improperly used or disclosed by any associate or independent advisor, we could be subject to regulatory action and suffer serious harm to our reputation, financial position, current client relationships, and ability to attract future clients. Additionally, associate or independent advisor misconduct on non-business matters, such as social issues, including the posting of information on social media or other internet forums, could be inconsistent with our policies and values and result in reputational harm to our business due to their employment by us or affiliation with us. It is not always possible to deter or prevent every instance of misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If our associates or independent advisors engage in misconduct, our business could be adversely affected.

Our operations could be adversely affected by serious weather conditions.

Certain of our principal operations are located in St. Petersburg, Florida. While we have a business continuity plan that provides for significant operations to be conducted out of remote locations, as well as our Southfield, Michigan and Memphis, Tennessee corporate offices, and our U.S. information systems processing to be conducted out of multiple information technology data centers, with our primary data center located in the Denver, Colorado area, our operations could be adversely affected by hurricanes or other serious weather conditions, the magnitude and frequency of which may be affected by climate change. Such weather conditions could affect the processing of transactions, communications, and the ability of our associates to work. In addition, our operations are dependent on our associates’ ability to relocate to a secondary location in the event of a power outage or other disruption in their primary work location. Furthermore, such weather events may also have a negative impact on the operations and/or financial condition of our clients or counterparties, which may affect the processing of transactions with such parties, decrease revenues from such clients, or increase the credit risk associated with loans and other credit exposures to such clients.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

We are subject to risks relating to environmental, social, and governance matters that could adversely affect our reputation, business, financial condition, and results of operations, as well as the price of our common and preferred stock.

As a large financial institution, we have multiple stakeholders, including our shareholders, clients, associates, independent advisors, federal, state, and foreign regulatory authorities, and the communities in which we operate, and these stakeholders will often have differing priorities and expectations regarding environmental, social, and governance matters. For example, individual U.S. states are increasingly developing differing, and sometimes conflicting, rules related to environmental, social, and governance matters, while at the federal level, the SEC has recently stopped pursuing rulemaking efforts focused on certain of these matters. In addition, proxy advisory firms and certain institutional investors who manage investments in public companies may integrate environmental, social, and governance factors into their investment analysis. Frameworks for evaluating such matters remain under-developed and vary widely, which may lead to misperceptions of our policies and practices. Organizations that provide ratings information to investors on such matters may also assign unfavorable ratings to RJF. Stakeholders continue to focus on environmental, social, and governance issues in corporate actions, such as the election of directors and approval of executive compensation. Certain of our clients might also require that we implement additional procedures or standards in these areas in order to continue to do business with them. If we take action in conflict with one or another of those stakeholders’ expectations, we could experience an increase in client complaints, a loss of business, or reputational harm. We could also face negative publicity or reputational harm based on the identity of those with whom we choose to do business. Any adverse publicity in connection with environmental, social, and governance issues could damage our reputation, ability to attract and retain clients, associates, and independent advisors, compete effectively, and grow our business.

Regulatory scrutiny of disclosure practices for sustainable and values-based investment strategies has been a focus in recent years, though that focus appears to be moderating following the SEC’s decision to withdraw proposed rulemaking in this area. Nonetheless, we could still face reputational risk if our investment managers are perceived as making inaccurate or misleading statements regarding the investment strategies of our funds and ETFs, commonly referred to as “greenwashing.” Such perceptions or accusations could damage our reputation, result in litigation or regulatory enforcement actions, and adversely affect our business.

The preparation of the consolidated financial statements requires the use of estimates that may vary from actual results.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Such estimates and assumptions may require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. One of our most critical estimates is our allowance for credit losses. At any given point in time, conditions in real estate and credit markets may increase the complexity and uncertainty involved in estimating the losses inherent in our loan portfolio. The recorded amount of liabilities related to legal and regulatory matters is also subject to significant management judgment. For either of these estimates, if management’s underlying assumptions and judgments prove to be inaccurate, our loss provisions could be insufficient to cover actual losses, and our financial condition, including our liquidity and capital, and results of operations could be materially and adversely impacted. For additional discussion of our significant accounting estimates, policies and standards, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical accounting estimates” of this Form 10-K and Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K.

We are exposed to risks related to our insurance programs.

Our operations and financial results are subject to risks and uncertainties related to our use of a combination of insurance, self-insured retention, and self-insurance for a number of risks. To a large extent, we have elected to self-insure our errors and omissions liability and our employee-related healthcare benefit plans. We have self-insured retention risk related to several exposures, including our property and casualty, workers compensation, and professional liability policies.

While we endeavor to purchase insurance coverage appropriate to our risk assessment, we are unable to predict with certainty the frequency, nature, or magnitude of claims for direct or consequential damages. Our business may be negatively affected if our insurance proves to be inadequate or unavailable. In addition, claims associated with risks we have retained either through our self-insurance retention or by self-insuring may exceed our recorded liabilities which could negatively impact future earnings. Insurance claims may divert management resources away from operating our business.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
RISKS RELATED TO OUR REGULATORY ENVIRONMENT

Financial services firms are highly regulated and are subject to new and proposed regulations, all of which may increase our risk of financial liability and reputational harm resulting from adverse regulatory actions.

Financial services firms operate in an evolving regulatory environment and are subject to extensive supervision and regulation. The laws and regulations governing financial services firms are intended primarily for the protection of our depositors, our clients, the financial system, and the FDIC insurance fund, not our shareholders or creditors. The financial services industry has experienced an extended period of significant change in laws and regulations, as well as a high degree of scrutiny from various regulators, including the SEC, the Fed, the FDIC, the OCC, the DOL, and the CFPB, in addition to stock exchanges, FINRA, and governmental authorities, such as state attorneys general. Further, final and proposed rules and regulations have been increasingly subjected to legal challenge which creates uncertainty in planning our compliance and could lead to increased compliance costs. Penalties and fines imposed by regulatory and other governmental authorities have also been substantial and growing in recent years. Additionally, an increasing number of U.S. states have proposed, or are considering, their own laws and regulations, and as a result our activities could be subject to overlapping and divergent regulation. We may be adversely affected by the adoption of new rules and by changes in the interpretation or enforcement of existing laws, rules, and regulations. Existing and new laws and regulations could negatively affect our revenue, limit our ability to pursue business opportunities, impact the value of our assets, require us to alter our business practices, impose additional compliance costs, and otherwise adversely affect our businesses.

Additionally, our international business operations are subject to laws, regulations, and standards in the countries in which we operate. In many cases, our activities have been and may continue to be subject to overlapping and divergent regulation in different jurisdictions. As our international operations continue to grow, we may need to comply with additional laws, rules, and regulations which could require us to alter our business practices and/or result in additional compliance costs. Any violations of these laws, regulations or standards could subject us to a range of potential regulatory events or outcomes that could have a material adverse effect on our business, financial condition, and prospects including potential adverse impacts on continued operations in the relevant international jurisdiction.

Broker-dealers and investment advisors are subject to regulations covering all aspects of the securities business, including, but not limited to: sales and trading methods; trade practices among broker-dealers; use and safekeeping of clients’ funds and securities; capital structure of securities firms; anti-money laundering efforts; recordkeeping; and the conduct of directors, officers, and employees. Any violation of these laws or regulations could subject us to the following events, any of which could have a material adverse effect on our business, financial condition, reputation, and prospects: civil and criminal liability for us or our employees or affiliated financial advisors; sanctions, which could include the revocation of our subsidiaries’ registrations as investment advisors or broker-dealers; the revocation of the licenses of our financial advisors; censures; fines; conditions or limitations on our business activities, including higher capital requirements; or a temporary suspension or permanent bar from conducting business. See Note 18 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Federal and state laws or regulations governing, among other things, the wages we pay our employees, the terms of our employment contracts (e.g., post-employment non-competition agreements), or the criteria for determining whether a person is an employee or independent contractor could materially impact our relationships with our advisors and our business, result in higher compensation costs, or otherwise adversely affect our results of operations.

Raymond James Bank and TriState Capital Bank are subject to the CRA, the Equal Credit Opportunity Act, the Fair Housing Act, and other U.S. federal fair lending laws and regulations that impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice and other federal agencies, including the CFPB, are responsible for enforcing these laws and regulations. An unfavorable CRA rating or a successful challenge to an institution’s performance under the fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil monetary penalties, injunctive relief, and the imposition of restrictions on mergers, acquisitions, and expansion activity. Private parties may also have the ability to challenge a financial institution’s performance under fair lending laws by bringing private class action litigation.

The Fed requires a bank holding company to act as a source of financial and managerial strength for its subsidiary banks and could require RJF to commit resources to Raymond James Bank and TriState Capital Bank when doing so is not otherwise in the best interests of RJF or its shareholders or creditors.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
Regulatory actions brought against us may result in judgments, settlements, fines, penalties, or other results, any of which could have a material adverse effect on our business, financial condition, reputation, or results of operations. In particular, the banking regulators have broad enforcement power over bank holding companies and banks, including with respect to unsafe or unsound practices or violations of law. There is no assurance that regulators will be satisfied with the policies and procedures implemented by RJF and its subsidiaries. In addition, from time to time, RJF and its subsidiaries have been and may in the future become subject to additional findings with respect to supervisory, compliance, or other regulatory deficiencies, which could subject us to additional liability, including penalties and restrictions on our business activities. Among other things, these restrictions could limit our ability to make investments, complete acquisitions, onboard new branches or financial advisors, expand into new business lines, pay dividends on our common and preferred stock, and/or engage in share repurchases. See “Item 1 - Business - Regulation” of this Form 10-K for additional information regarding our regulatory environment.

Continued asset growth may result in changes to our status with respect to existing regulations as well as increased oversight, which will result in additional capital and other financial requirements and may increase our compliance costs.

We will incur increased regulatory scrutiny and heightened supervision (together with related compliance costs) as we continue to grow and approach certain consolidated asset thresholds, which would have the effect of imposing enhanced standards and requirements on us as a larger financial institution. These include enhanced prudential standards that would become applicable to us if our average total consolidated assets for four consecutive calendar quarters equal or exceed $100 billion and we are therefore classified as a category IV bank holding company. Under such enhanced prudential standards, we would be subject to greater regulation and supervision, including, but not limited to: certain capital planning and stress capital buffer requirements; supervisory capital stress testing conducted by the Fed biennially; and certain liquidity risk management and liquidity stress testing and buffer requirements. These also include certain resolution planning requirements applicable to our insured depository institutions if their average total assets reported over the previous four quarters were to equal or exceed $50 billion. Our preparations for, and the application of, these enhanced prudential standards for RJF and resolution planning requirements for our depository institutions could adversely affect our results of operations and financial performance by imposing additional capital and liquidity requirements and increased costs. On July 27, 2023, U.S. banking regulators issued proposed rules that, if enacted, would result in changes to regulations applicable to bank holding companies, including eliminating the accumulated other comprehensive income/(loss) (“AOCI”) opt-out election. Upon classification as a category IV bank holding company, this aspect of the proposed rules would apply to us and could negatively impact our regulatory capital ratios. While finalization of this proposal is uncertain, we continue to monitor developments and assess potential impacts.

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

In addition to the SEC, various states have considered adopting laws and regulations that would impose new standards of conduct on broker-dealers that might differ from the SEC’s regulations and could lead to additional implementation costs. Implementation of the SEC regulations, as well as any new state rules that might be adopted addressing similar matters, has resulted in (and may continue to result in) increased costs related to compliance, legal, operations and information technology. Furthermore, certain non-U.S. jurisdictions have imposed heightened standards of conduct, which may have similar impacts on our business in those jurisdictions.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
Our non-U.S. subsidiaries are subject to similar limitations under applicable regulations in the countries in which they operate. Regulatory capital requirements applicable to some of our significant subsidiaries may impede access to funds that RJF may need to make payments on any of its obligations. See Note 23 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information on regulatory capital requirements.

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

RJF as a financial holding company depends on dividends, distributions, and other payments from its subsidiaries in order to meet its obligations, including its debt service obligations and to fund dividend payments and share repurchases. RJF’s subsidiaries are subject to laws and regulations that restrict dividend payments or authorize regulatory bodies to prevent or reduce the flow of funds from those subsidiaries to RJF. If RJF’s subsidiaries are unable to make dividend payments to us and sufficient cash or liquidity is not otherwise available, RJF may not be able to make dividend payments to its shareholders, repurchase its shares, or make principal and interest payments on its outstanding debt. RJF’s broker-dealer and bank subsidiaries are limited in their ability to lend or transact with affiliates, are subject to minimum regulatory capital and other requirements and, in the case of our broker-dealer subsidiaries, limitations on their ability to use funds deposited with them in brokerage accounts to fund their businesses. These requirements and limitations may hinder RJF’s ability to access funds from its subsidiaries. Federal regulators, including the Fed and the SEC (through FINRA), have the authority and under certain circumstances, the obligation, to limit or prohibit dividend payments and share repurchases by the banking organizations they supervise, including RJF and its bank subsidiaries. In addition, RJF’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of creditors of that subsidiary, except to the extent that any of RJF’s claims as a creditor of such subsidiary may be recognized. As a result, shares of RJF’s capital stock are effectively subordinated to all existing and future liabilities and obligations of its subsidiaries.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Overview

Cybersecurity risk is a key operational risk facing the firm, and measures to address such risk are an important component of the firm’s overall Enterprise Risk Management (“ERM”) framework. As part of our ERM framework, we have implemented and maintain a program to identify, assess, and manage risks arising from cybersecurity threats (“Cybersecurity Program”). Our Cybersecurity Program seeks to mitigate cybersecurity risk and associated legal, financial, reputational, regulatory and/or operational risks by protecting our clients, associates, firm data, and services through a comprehensive, cross-functional approach. Specifically, our Cybersecurity Program is focused on preserving the confidentiality, integrity, and availability of information, enabling the secure and uninterrupted delivery of financial services, and protecting the firm and the safe operation of our technology systems. Further, we consider cybersecurity risks in our business strategy decisions, including in our business continuity planning and in connection with our acquisition activity. We seek to continually adjust our Cybersecurity Program to address the evolving cybersecurity threat landscape and comply with extensive legal and regulatory requirements.

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management” section of this Form 10-K for additional information on our approach to risk management, including our governance framework. Refer to “Item 1A - Risk Factors” of this Form 10-K for additional information on our cybersecurity risks.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

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

In addition, our processes are designed to help identify, oversee, and mitigate cybersecurity risks associated with our use of third-party vendors. We have a third-party risk management process that includes evaluation of, and response to, cybersecurity risks at our third-party vendors, and this process covers vendor selection, onboarding, performance monitoring, and risk management. Our third-party risk management program includes policies and standards requiring that we perform cybersecurity due diligence reviews on our vendors based on the inherent risk profile of a particular supplier or service provider. We also monitor our principal third parties and service providers on an ongoing basis by conducting additional periodic reviews. Additionally, we execute agreements with our third-party vendors, independent contractor financial advisors, and firms affiliated with us through our RCS division under which these parties contractually agree to implement certain safeguards designed to protect firm data and mitigate cybersecurity risks.

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

While we and our third-party vendors have experienced cybersecurity incidents, as well as adverse impacts from such incidents, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the firm, including our business strategy, results of operations, or financial condition. However, due to the evolving threat environment, we expect to continue to experience cybersecurity incidents resulting in adverse impacts with increased frequency and severity, and there can be no assurance that future cybersecurity incidents, including incidents experienced by our third parties, will not have a material adverse impact on the firm, including its business strategy, results of operations, financial condition, and/or reputation. See Item 1A - Risk Factors of this Form 10-K for additional information on our cybersecurity risks.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
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

Under the Risk Committee’s oversight, management works closely with key stakeholders, including regulators, government agencies, peer institutions, and industry groups, and develops and invests in human talent and innovative technology in order to better manage cybersecurity risk. The firm’s Cybersecurity Program is led by our CISO, who reports to our Chief Information Officer (“CIO”). The CISO, in coordination with our information technology, compliance (including privacy), and risk management functions, works collaboratively across the firm to implement a program designed to protect the firm’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the firm’s incident response and recovery plans. We maintain policies and procedures for the escalation of cybersecurity incidents assessed as potentially being or becoming material. Such incidents are escalated to a multidisciplinary group of senior leaders from our risk management, regulatory, compliance, finance, and legal teams, to assess such incidents for reporting under regulatory guidelines. In evaluating cybersecurity incidents, management considers the potential impact to our results of operations, control framework and financial condition, as well as the potential impact, if any, to our business strategy or reputation. Through ongoing communications with these teams, the CISO monitors the mitigation and remediation of cybersecurity threats and incidents in real time, and reports such threats and incidents to the Risk Committee when appropriate.

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

ITEM 2. PROPERTIES

We operate our business from our principal location in St. Petersburg, Florida in 1.25 million square feet of office space that we own in the Carillon Office Park. We conduct certain activities from our owned facility in Southfield, Michigan, comprising approximately 90,000 square feet, and operate a 40,000 square foot information technology data center primarily on land that we own in the Denver, Colorado area. Our owned locations and principal leases, identified below, support more than one of our business segments.

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

•We occupy leased space of approximately 90,000 and 80,000 square feet in Toronto and Vancouver, respectively, along with other office and branch locations throughout Canada; and

•We occupy leased space of approximately 75,000 square feet in London, along with other office locations in the UK and Germany.

Additionally, we own approximately 65 acres of land located in Pasco County, Florida for potential development, as needed. We regularly monitor the facilities we own or occupy to ensure that they suit our needs. To the extent that they do not meet our needs, we will expand, contract or relocate, as necessary. See Notes 2 and 13 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding our lease obligations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “RJF.” As of November 21, 2025, we had 347 holders of record of our common stock. Shares of our common stock are held by a substantially greater number of beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.

See Note 19 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding our intentions for paying cash dividends and the related capital restrictions.

Information related to our compensation plans under which equity securities are authorized for issuance is presented in Note 22 of the Notes to Consolidated Financial Statements and Part III, Item 12 of this Form 10-K.

We did not have any sales of unregistered securities for the fiscal years ended September 30, 2025, 2024, or 2023.

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described in the following paragraphs. The following table presents information on our purchases of our own stock, on a monthly basis, for the year ended September 30, 2025.

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) at each month-end, of securities that may yet be purchased under the plans or programs
October 1, 2024 – October 31, 2024	—	$—	—	$644
November 1, 2024 – November 30, 2024	427	$154.42	—	$644
December 1, 2024 – December 31, 2024	371,287	$161.98	310,302	$1,450
First quarter	371,714	$161.97	310,302

January 1, 2025 – January 31, 2025	23,435	$162.69	—	$1,450
February 1, 2025 – February 28, 2025	315,686	$158.54	315,391	$1,400
March 1, 2025 – March 31, 2025	1,402,024	$142.78	1,399,870	$1,200
Second quarter	1,741,145	$145.91	1,715,261

April 1, 2025 – April 30, 2025	1,559,201	$125.67	1,555,458	$1,005
May 1, 2025 – May 31, 2025	712,149	$147.48	711,957	$900
June 1, 2025 – June 30, 2025	1,019,018	$148.17	1,019,018	$749
Third quarter	3,290,368	$137.36	3,286,433

July 1, 2025 – July 31, 2025	830,888	$160.03	830,888	$616
August 1, 2025 – August 31, 2025	445,070	$165.30	444,478	$542
September 1, 2025 – September 30, 2025	831,339	$172.71	831,339	$399
Fourth quarter	2,107,297	$166.14	2,106,705
Fiscal year total	7,510,524	$148.64	7,418,701

In December 2024, the Board of Directors authorized repurchase of our common stock in an aggregate amount of up to $1.5 billion, which replaced the previous authorization. For additional information about our share repurchase activities, see Note 19 of the Notes to Consolidated Financial Statements of this Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
In the preceding table, the total number of shares purchased includes shares purchased pursuant to the Restricted Stock Trust Fund, which was established to acquire our common stock in the open market and used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly-owned Canadian subsidiaries. For additional information on this trust fund, see Notes 2 and 9 of the Notes to Consolidated Financial Statements of this Form 10-K. These activities do not utilize the repurchase authorization presented in the preceding table.

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

EXECUTIVE OVERVIEW

Summary results of operations

	Year ended September 30,			% change
$ in millions, except per share amounts	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net revenues	$14,065	$12,821	$11,619	10%	10%
Compensation, commissions and benefits expense	$9,072	$8,213	$7,299	10%	13%
Non-compensation expenses	$2,279	$1,965	$2,040	16%	(4)%
Pre-tax income	$2,714	$2,643	$2,280	3%	16%
Net income available to common shareholders	$2,130	$2,063	$1,733	3%	19%

Earnings per common share – basic	$10.53	$9.94	$8.16	6%	22%
Earnings per common share – diluted	$10.30	$9.70	$7.97	6%	22%

Non-GAAP measures:
Adjusted net income available to common shareholders (1)	$2,205	$2,137	$1,806	3%	18%
Adjusted earnings per common share - diluted (1)	$10.66	$10.05	$8.30	6%	21%

	Year ended September 30,
Other selected financial highlights	2025	2024	2023
Pre-tax margin	19.3%	20.6%	19.6%
Adjusted pre-tax margin (1)	20.0%	21.4%	20.5%
Return on common equity (“ROCE”)	17.7%	18.9%	17.7%
Adjusted ROCE (1)	18.3%	19.6%	18.4%
Return on tangible common equity (“ROTCE”) (1)	20.6%	22.6%	21.7%
Adjusted ROTCE (1)	21.3%	23.3%	22.5%
Compensation ratio	64.5%	64.1%	62.8%
Adjusted compensation ratio (1)	64.3%	63.7%	62.1%
Effective income tax rate	21.3%	21.8%	23.7%

(1)These are non-GAAP financial measures. Please see the “Reconciliation of non-GAAP financial measures to GAAP financial measures” in this MD&A for a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Year ended September 30, 2025 compared with the year ended September 30, 2024

For the year ended September 30, 2025, we generated net revenues of $14.07 billion, an increase of 10% compared with the prior year, and pre-tax income of $2.71 billion, an increase of 3%. Our net income available to common shareholders of $2.13 billion was 3% higher than the prior year and our earnings per diluted share were $10.30, reflecting a 6% increase. Our ROCE was 17.7%, down from 18.9% for the prior year, and our ROTCE was 20.6%(1), compared with 22.6%(1) for the prior year.

Excluding the impact of $75 million of expenses, net of their tax effect, related to acquisitions completed in prior years, adjusted net income available to common shareholders for the year ended September 30, 2025 was $2.21 billion(1), an increase of 3% compared with adjusted net income available to common shareholders for the prior year. Our adjusted earnings per diluted share were $10.66(1), an increase of 6% compared with the prior year. Adjusted ROCE was 18.3%(1), compared with 19.6%(1) for the prior year, and adjusted ROTCE was 21.3%(1), compared with 23.3%(1) in the prior year.

The increase in net revenues compared with the prior year was primarily due to higher asset management and related administrative fees, largely the result of higher PCG client assets in fee-based accounts at the beginning of each of the current-year billing periods compared with the prior-year billing periods. The increase in PCG client assets in fee-based accounts resulted from net market appreciation and net new assets to the firm since the prior year. Investment banking revenues also increased significantly compared with the prior year primarily due to more favorable market conditions during the year. Brokerage revenues also increased compared with the prior year largely due to an increase in client activity in both our PCG and Capital Markets segments. Offsetting these increases was a decrease in combined net interest income and RJBDP fees from third-party banks, due to lower short-term interest rates compared with the prior year and lower RJBDP balances swept to third-party banks, which more than offset a favorable impact from growth in average interest-earning assets.

Compensation, commissions and benefits expense increased 10%, primarily due to an increase in compensable revenues, an increase in compensation costs to support our growth, including financial advisor recruiting-related expenses, and annual salary increases. Our compensation ratio was 64.5%, compared with 64.1% for the prior year. Excluding acquisition-related compensation expenses, our adjusted compensation ratio was 64.3%(1), compared with an adjusted compensation ratio of 63.7%(1) for the prior year. The increase in the compensation ratio primarily resulted from changes in our revenue mix due to increases in compensable revenues compared with the prior year, including asset management and related administrative fees, investment banking revenues, and brokerage revenues, as well as a decrease in combined net interest income and RJBDP fees from third-party banks, which have little associated direct compensation.

Non-compensation expenses increased 16%, primarily due to higher provisions for legal and regulatory matters as the current year included a net provision expense for legal and regulatory matters, including a $58 million expense increase associated with the settlement of a legal matter related to bond underwritings for a specific issuer sold to institutional investors between 2013 and 2015, while the prior year reflected a net reserve release. Non-compensation expenses also increased due to higher communications and information processing expenses resulting from continued investments in technology to benefit our advisors and their clients and to support our growth, higher investment sub-advisory fees resulting from growth in assets under management in sub-advised programs, and higher business development expenses, primarily due to financial advisor recruiting and other business growth investments.

Our effective income tax rate was 21.3% for the year ended September 30, 2025, a decrease from 21.8% for the prior year, primarily due to the impact of a larger tax benefit recognized during the current year related to share-based compensation that vested during the year and, to a lesser extent, the release of accruals for uncertain tax positions following the expiration of applicable statutes of limitations, partially offset by lower non-taxable valuation gains on our corporate-owned life insurance policies recognized in the current year compared with the prior year.

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

We continue to maintain strong levels of liquidity and capital. As of September 30, 2025, our tier 1 leverage ratio was 13.1% and total capital ratio was 24.1%, both well above regulatory capital requirements. On September 11, 2025, to secure financing during a period of favorable market conditions characterized by tight credit spreads and attractive benchmark yields, we issued $1.5 billion in senior notes, consisting of $650 million in 4.90% senior notes due 2035 and $850 million in 5.65% senior notes due 2055. We also amended our revolving credit facility to increase our borrowing capacity to $1 billion and reduce our cost of borrowing. These actions increased our available liquidity on hand for deployment in our growth and to meet client needs, resulting in $3.7 billion of RJF corporate cash(1) as of September 30, 2025. During the year ended September 30, 2025, we repurchased 7.4 million shares of our common stock for $1.1 billion at an average price of $148 per share under the Board of Directors’ common stock repurchase authorization, leaving $399 million available under the authorization as of September 30, 2025. We believe our strong capital and liquidity positions enable us to invest in growth across our businesses and remain opportunistic in our capital deployment.

Year ended September 30, 2024 compared with the year ended September 30, 2023

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K for a discussion of our fiscal 2024 results compared to fiscal 2023.

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

	Year ended September 30,
$ in millions	2025	2024	2023
Net income available to common shareholders	$2,130	$2,063	$1,733
Non-GAAP adjustments:
Expenses directly related to acquisitions:
Compensation, commissions and benefits:
Acquisition-related retention	31	42	70
Other acquisition-related compensation	4	—	10
Total “Compensation, commissions and benefits” expense	35	42	80
Communications and information processing	2	2	2
Professional fees	10	4	3
Other:
Amortization of identifiable intangible assets	41	44	45
All other acquisition-related expenses	9	5	—
Total “Other” expense	50	49	45
Total expenses related to acquisitions	97	97	130
Other — Insurance settlement received	—	—	(32)
Pre-tax impact of non-GAAP adjustments	97	97	98
Tax effect of non-GAAP adjustments	(22)	(23)	(25)
Total non-GAAP adjustments, net of tax	75	74	73
Adjusted net income available to common shareholders	$2,205	$2,137	$1,806

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

	Year ended September 30,
$ in millions	2025	2024	2023
Pre-tax income	$2,714	$2,643	2,280
Pre-tax impact of non-GAAP adjustments (as detailed above)	97	97	98
Adjusted pre-tax income	$2,811	$2,740	$2,378

Compensation, commissions and benefits expense	$9,072	$8,213	$7,299
Less: Total compensation-related acquisition expenses (as detailed above)	35	42	80
Adjusted “Compensation, commissions and benefits” expense	$9,037	$8,171	$7,219

Pre-tax margin	19.3%	20.6%	19.6%
Less the impact of non-GAAP adjustments on pre-tax margin:
Expenses related to acquisitions:
Compensation, commissions and benefits:
Acquisition-related retention	0.2%	0.4%	0.6%
Other acquisition-related compensation	—%	—%	0.1%
Total “Compensation, commissions and benefits” expense	0.2%	0.4%	0.7%
Communications and information processing	—%	—%	—%
Professional fees	0.1%	—%	0.1%
Other:
Amortization of identifiable intangible assets	0.3%	0.3%	0.4%
All other acquisition-related expenses	0.1%	0.1%	—%
Total “Other” expense	0.4%	0.4%	0.4%
Total pre-tax impact of non-GAAP adjustments related to acquisitions	0.7%	0.8%	1.2%
Other — Insurance settlement received	—%	—%	(0.3)%
Total non-GAAP adjustments	0.7%	0.8%	0.9%
Adjusted pre-tax margin	20.0%	21.4%	20.5%

Total compensation ratio	64.5%	64.1%	62.8%
Less the impact of non-GAAP adjustments on compensation ratio:
Acquisition-related retention	0.2%	0.4%	0.6%
Other acquisition-related compensation	—%	—%	0.1%
Total “Compensation, commissions and benefits” expenses related to acquisitions	0.2%	0.4%	0.7%
Adjusted total compensation ratio	64.3%	63.7%	62.1%

Diluted earnings per common share	$10.30	$9.70	$7.97
Impact of non-GAAP adjustments on diluted earnings per common share:
Expenses directly related to acquisitions:
Compensation, commissions and benefits:
Acquisition-related retention	0.15	0.20	0.32
Other acquisition-related compensation	0.02	—	0.05
Total “Compensation, commissions and benefits” expense	0.17	0.20	0.37
Communications and information processing	0.01	0.01	0.01
Professional fees	0.05	0.02	0.01
Other:
Amortization of identifiable intangible assets	0.20	0.21	0.21
All other acquisition-related expenses	0.04	0.02	—
Total “Other” expense	0.24	0.23	0.21
Total expenses related to acquisitions	0.47	0.46	0.60
Other — Insurance settlement received	—	—	(0.15)
Tax effect of non-GAAP adjustments	(0.11)	(0.11)	(0.12)
Total non-GAAP adjustments, net of tax	0.36	0.35	0.33
Adjusted diluted earnings per common share	$10.66	$10.05	$8.30

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

	Year ended September 30,
$ in millions, except per share amounts	2025	2024	2023
Average common equity	$12,035	$10,893	$9,791
Impact of non-GAAP adjustments on average common equity:
Expenses directly related to acquisitions:
Compensation, commissions and benefits:
Acquisition-related retention	16	22	35
Other acquisition-related compensation	1	—	4
Total “Compensation, commissions and benefits” expense	17	22	39
Communications and information processing	—	—	1
Professional fees	3	2	1
Other:
Amortization of identifiable intangible assets	21	22	22
All other acquisition-related expenses	1	2	—
Total “Other” expense	22	24	22
Total expenses related to acquisitions	42	48	63
Other — Insurance settlement received	—	—	(26)
Tax effect of non-GAAP adjustments	(10)	(12)	(9)
Total non-GAAP adjustments, net of tax	32	36	28
Adjusted average common equity	$12,067	$10,929	$9,819

Average common equity	$12,035	$10,893	$9,791
Less:
Average goodwill and identifiable intangible assets, net	1,861	1,896	1,928
Average deferred tax liabilities related to goodwill and identifiable intangible assets, net	(141)	(134)	(129)
Average tangible common equity	$10,315	$9,131	$7,992
Impact of non-GAAP adjustments on average tangible common equity:
Compensation, commissions and benefits:
Acquisition-related retention	16	22	35
Other acquisition-related compensation	1	—	4
Total “Compensation, commissions and benefits” expense	17	22	39
Communications and information processing	—	—	1
Professional fees	3	2	1
Other:
Amortization of identifiable intangible assets	21	22	22
All other acquisition-related expenses	1	2	—
Total “Other” expense	22	24	22
Total expenses related to acquisitions	42	48	63
Other — Insurance settlement received	—	—	(26)
Tax effect of non-GAAP adjustments	(10)	(12)	(9)
Total non-GAAP adjustments, net of tax	32	36	28
Adjusted average tangible common equity	$10,347	$9,167	$8,020

Return on common equity	17.7%	18.9%	17.7%
Adjusted return on common equity	18.3%	19.6%	18.4%
Return on tangible common equity	20.6%	22.6%	21.7%
Adjusted return on tangible common equity	21.3%	23.3%	22.5%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

NET INTEREST ANALYSIS

In the beginning of our fiscal 2024, the Fed funds target rate was at a range of 5.25% to 5.50% where it remained throughout most of our fiscal 2024. In late September 2024, the Fed decreased the Fed funds target rate by 50 basis points, followed by three additional 25-basis-point reductions during fiscal 2025 to end the current year at a range of 4.00% to 4.25%. Effective October 30, 2025, the Fed enacted an additional 25-basis point decrease reducing the Fed funds target rate to a range of 3.75% to 4.00%. The Fed has indicated that it intends to closely monitor market conditions to determine whether it will consider making additional downward adjustments to short-term interest rates in our fiscal 2026. We anticipate our combined net interest income and RJBDP fees from third-party banks will be unfavorably impacted in our fiscal 2026 due to the impact of the two 25-basis point decreases in short-term interest rates enacted by the Fed in September 2025 and October 2025. The magnitude of this decline will largely depend on the level of short-term interest rates, including any additional rate cuts during fiscal 2026, as well as our interest-earning asset levels, client cash balances, and other market-related factors. However, declines in short-term interest rates are also expected to have a favorable impact on certain of our other businesses.

The following table details the Fed’s short-term interest rate activity since the end of our fiscal year 2023.

RJF fiscal quarter ended	Effective date of interest rate action	Increase/(decrease) in interest rates (in basis points)	Fed funds target rate
September 30, 2023	July 27, 2023	25	5.25% - 5.50%
September 30, 2024	September 19, 2024	(50)	4.75% - 5.00%
December 31, 2024	November 8, 2024	(25)	4.50% - 4.75%
December 31, 2024	December 19, 2024	(25)	4.25% - 4.50%
September 30, 2025	September 18, 2025	(25)	4.00% - 4.25%
Rate changes subsequent to September 30, 2025
December 31, 2025	October 30, 2025	(25)	3.75% - 4.00%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Given the relationship between our interest-sensitive assets and liabilities (primarily held in our PCG, Bank, and Other segments) and the nature of fees we earn from third-party banks on client cash balances swept to such banks as part of the RJBDP (included in account and service fees), our financial results are sensitive to changes in interest rates. Increases in short-term interest rates have historically resulted in an increase in our net earnings, and we expect decreases in short-term interest rates to generally reduce our net earnings, although there may be offsetting favorable impacts. As it relates to our net interest income, the magnitude of the effect of a decrease in interest rates depends on a number of factors impacting balances, asset yields, and the cost of funding. The magnitude of the impact on our net interest margin depends on the yields on interest-earning assets relative to the cost of interest-bearing liabilities, including deposit rates paid to clients on their cash balances.
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

Net interest income and RJBDP fees from third-party banks

	Year ended September 30,			% change
$ in millions	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net interest income	$2,147	$2,130	$2,375	1%	(10)%
RJBDP fees from third-party banks	486	607	498	(20)%	22%
Net interest income and RJBDP fees from third-party banks	$2,633	$2,737	$2,873	(4)%	(5)%

Year ended September 30, 2025 compared with the year ended September 30, 2024

Combined net interest income and RJBDP fees from third-party banks was $2.63 billion and $2.74 billion for the years ended September 30, 2025 and 2024, respectively. The 4% decline compared with the prior year was primarily due to lower short-term interest rates and lower average RJBDP balances swept to third-party banks, which more than offset a favorable impact from growth in average interest-earning assets.

Year ended September 30, 2024 compared with the year ended September 30, 2023

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net Interest Analysis” of our 2024 Form 10-K for a discussion of our fiscal 2024 results compared to fiscal 2023.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

The following table presents our consolidated average interest-earning asset and interest-bearing liability balances, interest income and expense and the related rates.

	Year ended September 30,
	2025			2024			2023
$ in millions	Average balance	Interest	Average rate	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest-earning assets:
Bank segment:
Cash and cash equivalents	$5,860	$257	4.37%	$5,694	$307	5.37%	$4,033	$199	4.89%
Available-for-sale securities	8,174	185	2.27%	9,852	220	2.23%	10,805	219	2.02%
Loans held for sale and investment: (1) (2)
Loans held for investment:
SBL	17,666	1,095	6.11%	15,000	1,081	7.09%	14,510	977	6.65%
C&I loans	10,383	692	6.57%	10,167	784	7.59%	10,955	767	6.90%
CRE loans	7,678	512	6.57%	7,425	568	7.53%	6,993	496	6.99%
REIT loans	1,685	122	7.12%	1,728	136	7.71%	1,680	119	6.99%
Residential mortgage loans	9,839	388	3.94%	9,069	329	3.62%	8,114	258	3.18%
Tax-exempt loans (3)	1,276	35	3.40%	1,428	38	3.30%	1,596	41	3.14%
Loans held for sale	232	16	6.97%	194	16	8.26%	173	13	7.61%
Total loans held for sale and investment	48,759	2,860	5.81%	45,011	2,952	6.48%	44,021	2,671	6.02%
All other interest-earning assets	237	13	5.30%	239	15	6.06%	156	9	5.67%
Interest-earning assets — Bank segment	$63,030	$3,315	5.22%	$60,796	$3,494	5.69%	$59,015	$3,098	5.21%
All other segments:
Cash and cash equivalents	$4,164	$182	4.36%	$3,358	$202	6.00%	$3,125	$159	5.08%
Assets segregated for regulatory purposes and restricted cash	3,585	149	4.16%	3,583	183	5.10%	4,722	197	4.17%
Trading assets — debt securities	1,388	75	5.43%	1,274	73	5.71%	1,059	57	5.40%
Brokerage client receivables	2,413	171	7.09%	2,287	187	8.17%	2,214	170	7.68%
All other interest-earning assets	2,591	102	3.87%	2,304	93	3.98%	1,809	67	3.46%
Interest-earning assets — all other segments	$14,141	$679	4.79%	$12,806	$738	5.74%	$12,929	$650	4.99%
Total interest-earning assets	$77,171	$3,994	5.14%	$73,602	$4,232	5.70%	$71,944	$3,748	5.17%
Interest-bearing liabilities:
Bank segment:
Bank deposits:
Money market and savings accounts	$33,196	$601	1.81%	$31,519	$681	2.16%	$40,463	$547	1.35%
Interest-bearing demand deposits	21,328	877	4.11%	20,329	1,001	4.92%	10,352	473	4.57%
Certificates of deposit	2,034	91	4.47%	2,633	123	4.66%	2,163	84	3.88%
Total bank deposits (4)	56,558	1,569	2.77%	54,481	1,805	3.31%	52,978	1,104	2.08%
FHLB advances and all other interest-bearing liabilities	955	31	2.74%	1,168	33	2.80%	1,364	37	2.67%
Interest-bearing liabilities — Bank segment	$57,513	$1,600	2.78%	$55,649	$1,838	3.30%	$54,342	$1,141	2.09%
All other segments:
Trading liabilities — debt securities	$846	$44	5.23%	$825	$44	5.34%	$727	$36	5.24%
Brokerage client payables	4,808	66	1.38%	4,663	83	1.78%	5,877	78	1.33%
Senior notes payable	2,121	96	4.54%	2,039	92	4.50%	2,038	92	4.53%
All other interest-bearing liabilities (4)	1,202	41	3.41%	1,157	45	4.03%	620	26	3.78%
Interest-bearing liabilities — all other segments	$8,977	$247	2.76%	$8,684	$264	3.06%	$9,262	$232	2.51%
Total interest-bearing liabilities	$66,490	$1,847	2.78%	$64,333	$2,102	3.27%	$63,604	$1,373	2.15%
Firmwide net interest income		$2,147			$2,130			$2,375
Net interest margin (net yield on interest-earning assets):
Bank segment			2.68%			2.67%			3.28%
Firmwide			2.78%			2.89%			3.30%
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

	Year ended September 30,
	2025 compared to 2024			2024 compared to 2023
	Increase/(decrease) due to			Increase/(decrease) due to
$ in millions	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:	Interest income
Bank segment:
Cash and cash equivalents	$9	$(59)	$(50)	$87	$21	$108
Available-for-sale securities	(39)	4	$(35)	(22)	23	1
Loans held for sale and investment:
Loans held for investment:
SBL	161	(147)	14	35	69	104
C&I loans	15	(107)	(92)	(59)	76	17
CRE loans	18	(74)	(56)	32	40	72
REIT loans	(3)	(11)	(14)	3	14	17
Residential mortgage loans	29	30	59	32	39	71
Tax-exempt loans	(4)	1	(3)	(6)	3	(3)
Loans held for sale	3	(3)	—	2	1	3
Total loans held for sale and investment	219	(311)	(92)	39	242	281
All other interest-earning assets	—	(2)	(2)	5	1	6
Interest-earning assets — Bank segment	$189	$(368)	$(179)	$109	$287	$396
All other segments:
Cash and cash equivalents	$35	$(55)	$(20)	$13	$30	$43
Assets segregated for regulatory purposes and restricted cash	—	(34)	$(34)	(58)	44	(14)
Trading assets — debt securities	6	(4)	$2	13	3	16
Brokerage client receivables	9	(25)	$(16)	6	11	17
All other interest-earning assets	12	(3)	$9	17	9	26
Interest-earning assets — all other segments	$62	$(121)	$(59)	$(9)	$97	$88
Total interest-earning assets	$251	$(489)	$(238)	$100	$384	$484

Interest-bearing liabilities:	Interest expense
Bank segment:
Bank deposits:
Money market and savings accounts	$33	$(113)	$(80)	$(163)	$297	$134
Interest-bearing demand deposits	46	(170)	$(124)	489	39	528
Certificates of deposit	(27)	(5)	$(32)	20	19	39
Total bank deposits	52	(288)	(236)	346	355	701
FHLB advances and all other interest-bearing liabilities	(2)	—	(2)	(6)	2	(4)
Interest-bearing liabilities — Bank segment	$50	$(288)	$(238)	$340	$357	$697
All other segments:
Trading liabilities — debt securities	1	(1)	—	7	1	8
Brokerage client payables	3	(20)	(17)	(21)	26	5
Senior notes payable	3	1	4	—	—	—
All other interest-bearing liabilities	2	(6)	(4)	17	2	19
Interest-bearing liabilities — all other segments	$9	$(26)	$(17)	$3	$29	$32
Total interest-bearing liabilities	$59	$(314)	$(255)	$343	$386	$729
Change in firmwide net interest income	$192	$(175)	$17	$(243)	$(2)	$(245)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

RESULTS OF OPERATIONS – PRIVATE CLIENT GROUP

Through our PCG segment, we provide financial planning, investment advisory, and securities transaction services for which we generally charge either asset-based fees (presented in “Asset management and related administrative fees”) or sales commissions (presented in “Brokerage revenues”). We also earn revenues for distribution and related services performed related to mutual and other funds, fixed and variable annuities, and insurance products. Asset management and related administrative fees and brokerage revenues in this segment are typically correlated with the level of PCG client AUA, including those in fee-based accounts, as well as the overall U.S. equity markets. In periods where equity markets improve, AUA and client activity generally increase, thereby having a favorable impact on net revenues. In periods of rising interest rates, we may also see increased activity in fixed income and fixed annuity products.

We also earn servicing fees, such as omnibus and education and marketing support fees, from mutual fund, annuity, and exchange-traded fund companies whose products we distribute. Servicing fees earned from such companies are based on the level of assets or number of positions in such programs or a flat fee. Our PCG segment also earns fees from banks to which we sweep clients’ cash in the RJBDP, including both third-party banks and our Bank segment. Such fees, which generally fluctuate based on average balances in the program and the level of short-term interest rates, are included in “Account and service fees.” See “Clients’ domestic cash sweep balances” in the “Selected key metrics” section and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net interest analysis” of this Form 10-K for additional information about fees earned from the RJBDP.

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

For an overview of our PCG segment operations, refer to the information presented in “Item 1 - Business” of this Form 10-K.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Operating results

	Year ended September 30,			% change
$ in millions	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Revenues:
Asset management and related administrative fees	$5,980	$5,246	$4,545	14%	15%
Brokerage revenues:
Mutual and other fund products	605	567	540	7%	5%
Insurance and annuity products	511	519	439	(2)%	18%
Equities, ETFs and fixed income products	621	545	455	14%	20%
Total brokerage revenues	1,737	1,631	1,434	6%	14%
Account and service fees:
Mutual fund and other investment products	518	461	415	12%	11%
RJBDP fees:
Bank segment	754	824	1,093	(8)%	(25)%
Third-party banks	486	607	498	(20)%	22%
Client account and other fees	275	264	231	4%	14%
Total account and service fees	2,033	2,156	2,237	(6)%	(4)%
Investment banking	35	38	35	(8)%	9%
Interest income (1)	468	480	455	(3)%	5%
All other	29	27	48	7%	(44)%
Total revenues	10,282	9,578	8,754	7%	9%
Interest expense	(100)	(119)	(100)	(16)%	19%
Net revenues	10,182	9,459	8,654	8%	9%
Non-interest expenses:
Financial advisor compensation and benefits	5,770	5,154	4,537	12%	14%
Administrative compensation and benefits	1,614	1,546	1,390	4%	11%
Total compensation, commissions and benefits	7,384	6,700	5,927	10%	13%
Non-compensation expenses	1,078	974	964	11%	1%
Total non-interest expenses	8,462	7,674	6,891	10%	11%
Pre-tax income	$1,720	$1,785	$1,763	(4)%	1%

(1)Effective October 1, 2024, we updated our methodology for allocating interest income on certain cash balances to our segments, resulting in a reallocation of interest income from the Other segment to the PCG segment. Prior year segment results have not been conformed to the current year presentation.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Selected key metrics

PCG client asset balances

	As of September 30,			% change
$ in billions	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
AUA	$1,666.5	$1,507.0	$1,201.2	11%	25%
Assets in fee-based accounts (1)	$1,008.1	$875.2	$683.2	15%	28%
Percent of AUA in fee-based accounts	60.5%	58.1%	56.9%

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

As of September 30, 2025, 2024, and 2023, PCG AUA included assets associated with firms affiliated with us through our RCS division of $217.3 billion, $180.7 billion, and $133.3 billion, respectively, of which $188.0 billion, $153.1 billion, and $111.7 billion, respectively, were assets in fee-based accounts. Based on the nature of the services provided to such firms, revenues related to these assets in the PCG segment are included in “Account and service fees.” The growth in RCS client assets over time is partially due to transfers into RCS from our other financial advisor channels. We may continue to experience transfers to our RCS division; however, consistent with our experience in recent fiscal years, we would not expect these financial advisor transfers to significantly impact our results of operations.

Domestic PCG net new assets

	As of September 30,
$ in millions	2025	2024	2023
Domestic PCG net new assets (1)	$52,431	$60,709	$73,254
Domestic PCG net new assets growth (2)	3.8%	5.5%	7.7%

(1)Domestic PCG net new assets represents domestic PCG client inflows, including dividends and interest, less domestic PCG client outflows, including commissions, advisory fees, and other fees.
(2)The Domestic PCG net new asset growth percentage is based on the beginning Domestic PCG AUA balance for the indicated period.

PCG AUA and PCG assets in fee-based accounts as of September 30, 2025 increased 11% and 15%, respectively, compared with September 30, 2024, due to market-driven appreciation and net new assets, reflecting the favorable impact of our advisor recruiting and retention. Offsetting these favorable impacts, domestic PCG net new assets, as well as our PCG AUA and assets in fee-based accounts, were negatively impacted by the departure of primarily one large branch in our independent contractor division in our first fiscal quarter of 2025. PCG fee-based assets increased 7% from June 30, 2025 to September 30, 2025, which will favorably impact asset management and related administrative fees for our fiscal first quarter of 2026 results. PCG assets in fee-based accounts continued to be a significant percentage of overall PCG AUA due to many clients’ preference for fee-based alternatives versus transaction-based accounts and, as a result, a significant portion of our PCG revenues is directly impacted by market movements.

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

Financial advisors

	As of September 30,
	2025	2024	2023
Employees	3,878	3,826	3,693
Independent contractors	5,065	4,961	5,019
Total advisors	8,943	8,787	8,712

The number of financial advisors as of September 30, 2025 increased compared to the prior year, as new recruits and trainees that were moved into production roles exceeded departures and planned retirements. Generally, with planned retirements, assets are retained at the firm pursuant to advisor succession plans. Advisors in our RCS division are not included in our financial advisor metric although their client assets are included in PCG AUA.

Clients’ domestic cash sweep balances and ESP balances

	As of September 30,
$ in millions	2025	2024	2023
RJBDP:
Bank segment	$26,555	$23,978	$25,355
Third-party banks	14,761	18,226	15,858
Subtotal RJBDP	41,316	42,204	41,213
CIP	1,572	1,653	1,620
Total clients’ domestic cash sweep balances	42,888	43,857	42,833
ESP	13,465	14,018	13,592
Total clients’ domestic cash sweep and ESP balances	$56,353	$57,875	$56,425

	Year ended September 30,
	2025	2024	2023
Average yield on RJBDP - third-party banks	3.01%	3.50%	3.20%

A portion of our domestic clients’ cash is included in the RJBDP, a multi-bank sweep program in which clients’ cash deposits in their brokerage accounts are swept into interest-bearing deposit accounts at either of our bank subsidiaries, which are included in our Bank segment, or various third-party banks. Balances swept to third-party banks are not reflected on our Consolidated Statements of Financial Condition. Our PCG segment earns servicing fees for the administrative services we provide related to our clients’ deposits that are swept to banks as part of the RJBDP. These servicing fees are variable in nature and fluctuate based on client cash balances in the program, as well as the level of short-term interest rates and the interest paid to clients on balances in the RJBDP. Under our intersegment policies, the PCG segment receives from our Bank segment the greater of a base servicing fee or a net yield equivalent to the average yield that the firm would otherwise receive from third-party banks in the RJBDP. In the current interest rate environment the PCG segment RJBDP fee revenues are derived from the yield from third-party banks in the program and the Bank segment RJBDP servicing costs reflect such market rate for the deposits. The fees that the PCG segment earns from the Bank segment, as well as the servicing costs incurred on the deposits in the Bank segment, are eliminated in consolidation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net interest analysis” of this Form 10-K for further information regarding factors impacting the servicing fees we receive related to the RJBDP, as well as the interest paid to clients on their cash balances.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

The “Average yield on RJBDP - third-party banks” in the preceding table is computed by dividing RJBDP fees from third-party banks, which are net of the interest expense paid to clients by the third-party banks, by the average daily RJBDP balances at third-party banks. The average yield on RJBDP - third-party banks for the year ended September 30, 2025 decreased from the prior year largely as a result of the decreases in the Fed’s short-term benchmark interest rate and, to a lesser extent, the impact of growth in RJBDP balances offering enhanced rates to clients which reduced the yield earned from third-party banks on such balances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net interest analysis” of this Form 10-K for additional information.

Total clients’ domestic cash sweep and ESP balances decreased 3% compared with September 30, 2024, with decreases in both RJBDP balances and the ESP. PCG segment results can be impacted by not only changes in the level of client cash balances, but also by the allocation of client cash balances between the RJBDP, the CIP, and the ESP, as the PCG segment may earn different amounts from each of these client cash destinations, depending on multiple factors.

Year ended September 30, 2025 compared with the year ended September 30, 2024

Net revenues of $10.18 billion increased 8% while pre-tax income of $1.72 billion decreased 4%.

Asset management and related administrative fees increased $734 million, or 14%, primarily due to higher assets in fee-based accounts at the beginning of each of the current-year quarterly billing periods compared with the prior-year billing periods resulting from market-driven appreciation and net new assets, due to the favorable impact of our advisor recruiting and retention.

Brokerage revenues increased $106 million, or 6%, primarily due to higher client activity in the current year.

Account and service fees decreased $123 million, or 6%, primarily due to a decrease in RJBDP fees largely resulting from a decrease in the average RJBDP third-party bank yield. RJBDP fees from third-party banks decreased by a greater amount than RJBDP fees from our Bank segment as average balances swept to third-party banks declined due to a higher allocation of balances swept to our Bank segment, which increased compared to the prior year. Partially offsetting the decline in total RJBDP fees, mutual fund service fees increased primarily due to higher average mutual fund assets.

Compensation-related expenses increased $684 million, or 10%, primarily due to higher commission expense resulting from higher compensable revenues, including asset management and related administrative fees and brokerage revenues, as well as an increase in compensation costs to support our growth, including higher financial advisor recruiting-related expenses, and annual salary increases.

Non-compensation expenses increased $104 million, or 11%, compared with the prior year primarily due to higher expenses to support our growth, including investments in technology and financial advisor recruiting activities. In addition, the current year included higher expenses related to legal and regulatory matters as the prior year reflected a net reserve release which did not reoccur in the current year.

Year ended September 30, 2024 compared with the year ended September 30, 2023

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K for a discussion of our fiscal 2024 results compared to fiscal 2023.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

For an overview of our Capital Markets segment operations, refer to the information presented in “Item 1 - Business” of this Form 10-K.

Operating results

	Year ended September 30,			% change
$ in millions	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Revenues:
Brokerage revenues:
Fixed income	$397	$367	$345	8%	6%
Equity	168	143	130	17%	10%
Total brokerage revenues	565	510	475	11%	7%
Investment banking:
Merger & acquisition and advisory	623	521	418	20%	25%
Equity underwriting	150	131	85	15%	54%
Debt underwriting	263	168	110	57%	53%
Total investment banking	1,036	820	613	26%	34%
Interest income	111	109	88	2%	24%
Affordable housing investments business revenues	140	118	109	19%	8%
All other	17	18	14	(6)%	29%
Total revenues	1,869	1,575	1,299	19%	21%
Interest expense	(99)	(103)	(85)	(4)%	21%
Net revenues	1,770	1,472	1,214	20%	21%
Non-interest expenses:
Compensation, commissions and benefits	1,128	1,002	902	13%	11%
Non-compensation expense	496	403	403	23%	—%
Total non-interest expenses	1,624	1,405	1,305	16%	8%
Pre-tax income/(loss)	$146	$67	$(91)	118%	NM

Year ended September 30, 2025 compared with the year ended September 30, 2024

Net revenues of $1.77 billion increased 20% and pre-tax income of $146 million increased 118%.

Investment banking revenues increased $216 million, or 26%, primarily due to more favorable market conditions and larger transactions closed during the current year.

Brokerage revenues increased $55 million, or 11%, primarily due to an increase in both fixed income and equity securities as client activity levels increased in the current year.

Compensation-related expenses increased $126 million, or 13%, primarily due to the increase in revenues.

Non-compensation expenses increased $93 million, or 23%, primarily due to the aforementioned $58 million reserve increase in the current year associated with the settlement of a legal matter, and higher expenses to support our growth.

Year ended September 30, 2024 compared with the year ended September 30, 2023

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K for a discussion of our fiscal 2024 results compared to fiscal 2023.

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

Our Asset Management segment also earns asset management and related administrative fees through services provided by RJ Trust and RJTCNH. For an overview of our Asset Management segment operations refer to the information presented in “Item 1 - Business” of this Form 10-K.

Operating results

	Year ended September 30,			% change
$ in millions	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Revenues:
Asset management and related administrative fees:
Managed programs	$769	$660	$573	17%	15%
Administration and other	374	323	273	16%	18%
Total asset management and related administrative fees	1,143	983	846	16%	16%
Account and service fees	23	22	21	5%	5%
All other	22	22	18	—%	22%
Net revenues	1,188	1,027	885	16%	16%
Non-interest expenses:
Compensation, commissions and benefits	229	223	198	3%	13%
Non-compensation expenses	456	383	336	19%	14%
Total non-interest expenses	685	606	534	13%	13%
Pre-tax income	$503	$421	$351	19%	20%
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

Financial assets under management

	As of September 30,
$ in billions	2025	2024	2023
AMS (1)	$209.2	$182.7	$139.2
Raymond James Investment Management	81.7	76.8	68.7
Subtotal financial assets under management	290.9	259.5	207.9
Less: Assets managed for affiliated entities (2)	(16.0)	(14.7)	(11.5)
Total financial assets under management	$274.9	$244.8	$196.4

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

Activity (including activity in assets managed for affiliated entities)

	Year ended September 30,
$ in billions	2025	2024	2023
Financial assets under management at beginning of year	$259.5	$207.9	$184.0
Raymond James Investment Management - net inflows/(outflows)	(0.6)	(2.9)	2.2
AMS - net inflows	10.5	10.1	6.0
Net market appreciation in asset values	21.5	44.4	15.7
Financial assets under management at end of year	$290.9	$259.5	$207.9

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

	As of September 30, 2025
$ in billions	AUM	Average fee rate
Equity	$21.1	0.58%
Fixed income	49.9	0.21%
Balanced	10.7	0.31%
Total financial assets under management	$81.7	0.32%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

	Year ended September 30,
$ in billions	2025	2024	2023
Total assets	$586.6	$506.2	$391.1

The increase in these assets compared to the prior year was primarily due to market appreciation, successful financial advisor retention and recruiting, and the continued trend of clients moving to fee-based accounts from transaction-based accounts. Administrative fees associated with these programs are predominantly based on balances at the beginning of each quarterly billing period.

RJ Trust

The following table includes assets held in asset-based programs in RJ Trust (including those managed for affiliated entities).

	Year ended September 30,
$ in billions	2025	2024	2023
Total assets	$11.8	$10.6	$8.5

Fees earned on trust services are primarily reported within “Asset management and related administrative fees” on the Consolidated Statements of Income and Comprehensive Income.

Year ended September 30, 2025 compared with the year ended September 30, 2024

Net revenues of $1.19 billion increased 16% and pre-tax income of $503 million increased 19%.

Asset management and related administrative fees increased $160 million, or 16%, primarily driven by higher financial assets under management and assets in non-discretionary asset-based programs at AMS, primarily due to market-driven appreciation in asset values and net inflows to PCG fee-based accounts.

Compensation expenses increased $6 million, or 3%. Non-compensation expenses increased $73 million, or 19%, largely due to higher investment sub-advisory fees, resulting from the increase in assets under management in sub-advised programs, as well as higher expenses due to investments in our growth.

Year ended September 30, 2024 compared to the year ended September 30, 2023

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K for a discussion of our fiscal 2024 results compared to fiscal 2023.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

RESULTS OF OPERATIONS – BANK

The Bank segment provides various types of loans, including SBL, corporate loans, residential mortgage loans, and tax-exempt loans. Our Bank segment is active in corporate loan syndications and participations and lending directly to clients. We also provide FDIC-insured deposit accounts, including to clients of our broker-dealer subsidiaries, as well as other retail and corporate deposit and liquidity management products and services. Our Bank segment generates net interest income principally through the interest income earned on loans and an investment portfolio of available-for-sale securities, which is offset by the interest expense it pays on client deposits and on its borrowings. Our Bank segment’s net interest income is affected by the levels of interest rates, interest-earning assets, and interest-bearing liabilities. Depending upon interest costs incurred on interest-bearing liabilities, higher interest-earning asset balances and higher interest rates generally lead to increased net interest income, and conversely, decreases in short-term interest rates generally lead to lower net interest income. For additional information on average interest-earning asset and interest-bearing liability balances and the related interest income and expense, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net interest analysis” of this Form 10-K. For an overview of our Bank segment operations refer to the information presented in “Item 1 - Business” of this Form 10-K.

Operating results

	Year ended September 30,			% change
$ in millions	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Revenues:
Interest income	$3,315	$3,494	$3,098	(5)%	13%
Interest expense	(1,600)	(1,838)	(1,141)	(13)%	61%
Net interest income	1,715	1,656	1,957	4%	(15)%
All other	61	60	56	2%	7%
Net revenues	1,776	1,716	2,013	3%	(15)%
Non-interest expenses:
Compensation and benefits	184	180	177	2%	2%
Non-compensation expenses:
Bank loan provision for credit losses	37	45	132	(18)%	(66)%
RJBDP fees to PCG	754	824	1,093	(8)%	(25)%
All other	310	287	240	8%	20%
Total non-compensation expenses	1,101	1,156	1,465	(5)%	(21)%
Total non-interest expenses	1,285	1,336	1,642	(4)%	(19)%
Pre-tax income	$491	$380	$371	29%	2%

Year ended September 30, 2025 compared with the year ended September 30, 2024

Net revenues of $1.78 billion increased 3% and pre-tax income of $491 million increased 29%.

Net interest income increased $59 million, or 4%, primarily due to the impact of higher average interest-earning assets, particularly securities-based loans, partially offset by the impact of lower short-term interest rates. The Bank segment net interest margin increased slightly to 2.68% from 2.67% for the prior year.

The bank loan provision for credit losses was $37 million for the current year, a decrease of $8 million compared with $45 million for the prior year. The bank loan provision for credit losses for the current year primarily reflected the impacts of loan downgrades, charge-offs, and specific reserves on certain loans, partially offset by the favorable impacts of an improved economic forecast and reserve releases related to certain loan sales and paydowns. The bank loan provision for credit losses for the prior year primarily reflected the impacts of loan growth, specific reserves, loan downgrades, and charge-offs in our C&I and CRE loan portfolios, partially offset by the favorable impacts of an improved economic forecast, loan repayments, and loan sales in the C&I loan portfolio.

Non-compensation expenses, excluding the bank loan provision for credit losses, decreased $47 million, or 4%, primarily due to a decrease of $70 million, or 8%, in RJBDP fees paid to PCG, partially offset by higher expenses related to our growth. The Bank segment RJBDP fees paid to PCG and related revenues earned by the PCG segment are eliminated in consolidation.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Year ended September 30, 2024 compared to the year ended September 30, 2023

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K for a discussion of our fiscal 2024 results compared to fiscal 2023.

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

Operating results

	Year ended September 30,			% change
$ in millions	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Revenues:
Interest income (1)	$139	$193	$147	(28)%	31%
All other	7	6	9	17%	(33)%
Total revenues	146	199	156	(27)%	28%
Interest expense	(100)	(100)	(97)	—%	3%
Net revenues	46	99	59	(54)%	68%
Non-interest expenses:
Compensation and benefits	147	104	95	41%	9%
All other	45	5	78	800%	(94)%
Total non-interest expenses	192	109	173	76%	(37)%
Pre-tax loss	$(146)	$(10)	$(114)	(1,360)%	91%

(1)Effective October 1, 2024, we updated our methodology for allocating interest income on certain cash balances to our segments, resulting in a reallocation of interest income from the Other segment to the PCG segment. Prior-year segment results have not been conformed to the current-year presentation.

Year ended September 30, 2025 compared to the year ended September 30, 2024

Pre-tax loss was $146 million compared with a pre-tax loss of $10 million in the prior year.

Net revenues decreased $53 million primarily due a decrease in interest income which reflected the impact of a decrease in short-term interest rates.

Non-interest expenses increased $83 million, or 76%, primarily due to higher compensation-related expenses in the current year, a net reserve release in the prior year related to legal and regulatory matters which did not reoccur in the current year, and higher acquisition-related expenses.

Year ended September 30, 2024 compared to the year ended September 30, 2023

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K for a discussion of our fiscal 2024 results compared to fiscal 2023.

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

Total assets of $88.23 billion as of September 30, 2025 were $5.24 billion, or 6%, higher than our total assets as of September 30, 2024. Bank loans, net increased $5.57 billion primarily driven by increases in SBL, residential mortgage loans, and C&I loans. Cash and cash equivalents increased $391 million (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Cash flows for more information). Loans to financial advisors, net also increased $300 million due to our recruiting activities. These increases were partially offset by a $1.37 billion decrease in available-for-sale securities primarily driven by net maturities.

As of September 30, 2025, our total liabilities of $75.73 billion were $4.40 billion, or 6%, higher than our total liabilities as of September 30, 2024. This increase was largely driven by a $2.89 billion increase in bank deposits and a $1.48 billion increase in senior notes payable due to the $1.5 billion issuance of senior notes in September 2025. Accrued compensation, commissions, and benefits also increased $278 million. These increases were partially offset by a $349 million decrease in other borrowings due to the redemption of our subordinated notes, as well as the maturity and repayment of certain FHLB borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital are essential to our business. Liquidity risk is the risk that the firm will be unable to meet expected or unexpected cash flow requirements, such as payments under long-term debt agreements, commitments to extend credit, and customer deposit withdrawals, while continuing to support its businesses and customers under a range of economic conditions.

The primary goal of our liquidity management activities is to ensure adequate funding and liquidity to conduct our business over a range of economic and market environments, including times of broader industry or market liquidity stress events. In times of market stress or uncertainty, we generally maintain higher levels of liquidity to ensure we have adequate funding to support our businesses and meet our clients’ needs. We seek to manage capital levels to support execution of our business strategy, provide financial strength to our subsidiaries, and maintain sustained access to the capital markets, while at the same time meeting our regulatory capital requirements and conservative internal management targets.

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

Capital structure

Common equity (i.e., common stock, additional paid-in capital, and retained earnings) is the primary component of our capital structure. Common equity allows for the absorption of losses on an ongoing basis and for the conservation of resources during stress periods, as we have discretion on the amount and timing of dividends and other capital actions. Information about our common equity is included in the Consolidated Statements of Financial Condition, the Consolidated Statements of Changes in Shareholders’ Equity, and Note 19 of the Notes to Consolidated Financial Statements of this Form 10-K.

Under regulatory capital rules applicable to us as a bank holding company that has made an election to be a financial holding company, we are required to maintain minimum leverage ratios (defined as tier 1 capital divided by adjusted average assets), as well as minimum ratios of tier 1 capital, common equity tier 1 (“CET1”) capital, and total capital to risk-weighted assets. These capital ratios incorporate quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under the regulatory capital rules and are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. We calculate these ratios in order to assess compliance with both regulatory requirements and internal capital policies. In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. See Note 23 of the Notes to Consolidated Financial Statements of this Form 10-K for further information about our regulatory capital and related capital ratios.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

The following table presents the components of RJF’s regulatory capital used to calculate the aforementioned regulatory capital ratios.

$ in millions	September 30, 2025	September 30, 2024
Common equity tier 1 capital/Tier 1 capital
Common stock and related additional paid-in capital	$3,238	$3,253
Retained earnings	13,604	11,894
Treasury stock	(4,022)	(3,051)
Accumulated other comprehensive loss	(396)	(502)
Less: Goodwill and identifiable intangible assets, net of related deferred tax liabilities	(1,703)	(1,748)
Other adjustments	360	461
Common equity tier 1 capital	11,081	10,307
Preferred stock	79	79
Less: Tier 1 capital deductions	(4)	(3)
Tier 1 capital	11,156	10,383
Tier 2 capital
Qualifying subordinated debt	—	99
Qualifying allowances for credit losses	531	519
Tier 2 capital	531	618
Total capital	$11,687	$11,001

The following table presents RJF’s risk-weighted assets by exposure type used to calculate the aforementioned regulatory capital ratios.

$ in millions	September 30, 2025	September 30, 2024
Credit risk-weighted assets:
On-balance sheet assets:
Corporate exposures	$20,621	$19,118
Exposures to sovereign and government-sponsored entities (1)	1,287	1,611
Exposures to depository institutions, foreign banks, and credit unions	2,076	2,009
Exposures to public-sector entities	569	621
Residential mortgage exposures	5,193	4,760
Statutory multi-family mortgage exposures	214	213
High volatility commercial real estate exposures	45	83
Past due loans	341	284
Equity exposures	567	706
Securitization exposures	116	134
Other assets	10,651	9,894
Off-balance sheet:
Standby letters of credit	154	83
Commitments with original maturity of one year or less	180	181
Commitments with original maturity greater than one year	2,819	2,415
Over-the-counter derivatives	230	284
Other off-balance sheet items	480	429
Total credit risk-weighted assets	45,543	42,825
Market risk-weighted assets	2,887	2,800
Total standardized risk-weighted assets	$48,430	$45,625
(1)Exposure is predominantly to the U.S. government and its agencies.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Cash flows

Cash and cash equivalents (excluding amounts segregated for regulatory purposes and restricted cash) of $11.39 billion at September 30, 2025 increased $391 million compared with September 30, 2024. The increase in cash and cash equivalents primarily resulted from an increase in bank deposits, net income, proceeds from the issuance of $1.5 billion of senior notes, and net maturities of available-for-sale securities during the year. These increases were partially offset by net investments in bank loans, common stock repurchases, dividends paid on our common and preferred stock, net loans provided to financial advisors, and the repayment of certain FHLB borrowings and our subordinated notes during the year.

Sources of liquidity

RJF corporate cash of $3.67 billion as of September 30, 2025, included cash and cash equivalents held directly at the parent company as well as cash loaned by the parent company to RJ&A. As of September 30, 2025, RJF had loaned $1.40 billion to RJ&A (such amount is included in the RJ&A cash balance in the following table), which RJ&A has invested on behalf of RJF in cash and cash equivalents or otherwise deployed in its normal business activities.

The following table presents our holdings of cash and cash equivalents.

$ in millions	September 30, 2025
RJF	$2,296
TriState Capital Bank	3,112
RJ&A	2,654
Raymond James Bank	1,851
RJ Ltd.	516
Raymond James Trust Company of New Hampshire	135
Raymond James Capital Services, LLC	132
Raymond James Wealth Management Limited (1)	131
Raymond James Financial Services, Inc.	116
Raymond James Investment Management	109
Other subsidiaries	337
Total cash and cash equivalents	$11,389

(1)Effective July 1, 2025, Charles Stanley & Co. Limited changed its legal name to Raymond James Wealth Management Limited (“RJWM”).

RJF maintained depository accounts at Raymond James Bank and TriState Capital Bank totaling $302 million as of September 30, 2025. The portion of this total that was available on demand without restrictions, which amounted to $270 million as of September 30, 2025, is reflected in the RJF cash balance and excluded from Raymond James Bank’s cash balance in the preceding table.

A large portion of the cash and cash equivalents balances at our non-U.S. subsidiaries, including RJ Ltd. and RJWM, was held to meet regulatory requirements and was not available for use by the parent as of September 30, 2025.

In addition to the cash balances described, we have various other potential sources of cash available to the parent company from subsidiaries, as described in the following section.

Liquidity available from subsidiaries

Liquidity is principally available to RJF from RJ&A and Raymond James Bank.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934. As a member firm of FINRA, RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client balances. In addition, covenants in RJ&A’s committed financing arrangements require its net capital to be a minimum of 10% of aggregate debit items. At September 30, 2025, RJ&A significantly exceeded the minimum regulatory requirements, the covenants in its financing arrangements pertaining to net capital, as well as its internally-targeted net capital tolerances. FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements which may result in RJ&A

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

In September 2025, we amended our revolving credit facility agreement, a committed unsecured line of credit under which both RJ&A and RJF have the ability to borrow. The amended agreement extended the term to September 2030, increased the borrowing capacity to $1 billion, and decreased the applicable rate by which interest is calculated, generally resulting in a decrease of 12.5 basis points across all borrowing scenarios. We had no such borrowings outstanding under this facility as of September 30, 2025. See our discussion of the Credit Facility in Note 15 of the Notes to Consolidated Financial Statements of this Form 10-K.

In addition to our Credit Facility, we have various uncommitted financing arrangements with third-party lenders, which are in the form of secured lines of credit, secured bilateral repurchase agreements, or unsecured lines of credit. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed and are generally collateralized by RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements (i.e., securities purchased under agreements to resell). As of September 30, 2025, we had outstanding borrowings under three uncommitted secured borrowing arrangements out of a total of 14 uncommitted financing arrangements (nine uncommitted secured and five uncommitted unsecured). However, lenders are generally under no contractual obligation to lend to us under uncommitted credit facilities. See Notes 6 and 15 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding these borrowings.

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

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in millions)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
September 30, 2025	$280	$325	$325	$261	$302	$302
June 30, 2025	$273	$315	$228	$211	$210	$210
March 31, 2025	$273	$299	$205	$268	$305	$215
December 31, 2024	$344	$345	$307	$318	$330	$267
September 30, 2024	$344	$402	$402	$337	$413	$413

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Other borrowings and collateralized financings

We had $700 million in FHLB borrowings outstanding at September 30, 2025, comprised of floating-rate and fixed-rate advances. The interest rates on our floating-rate advances are based on SOFR. We use interest rate swaps to manage the risk of increases in interest rates associated with our floating-rate FHLB advances by converting the balances subject to variable interest rates to a fixed interest rate.

We pledge certain of our bank loans and available-for-sale securities with the FHLB as security for both the repayment of certain borrowings and to secure capacity for additional borrowings as needed. As of September 30, 2025, we had $9.6 billion in immediate credit available from the FHLB based on the collateral pledged. See Notes 6 and 15 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding bank loans and available-for-sale securities pledged with the FHLB and for additional information on our FHLB borrowings, including the related maturities and interest rates.

As member banks, our bank subsidiaries have access to the Federal Reserve’s discount window and may have access to other lending programs that may be established by the Federal Reserve in unusual and exigent circumstances. As of September 30, 2025, our bank subsidiaries had pledged certain bank loans with the Federal Reserve and had $15.1 billion in immediate credit available from the FRB based on collateral pledged. See Note 6 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding our assets pledged with the FRB.

A portion of our fixed income transactions are cleared through a third-party clearing organization, which provides financing for the purchase of trading instruments to support such transactions. The amount of financing is based on the amount of trading inventory financed, as well as any deposits held at the clearing organization. Amounts outstanding under this financing arrangement are collateralized by a portion of our trading inventory and accrue interest based on market rates. While we had borrowings outstanding as of September 30, 2025, the clearing organization is under no contractual obligation to lend to us under this arrangement.

On August 15, 2025, we redeemed all subordinated notes, pursuant to the applicable indenture provisions. The subordinated notes were redeemed at their principal amount of $98 million, plus accrued and unpaid interest, utilizing cash on hand. See Note 15 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding these borrowings.

We may act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one counterparty and then lend them to another counterparty. Where permitted, we have also loaned securities owned by clients or the firm to broker-dealers and other financial institutions.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balance of $786 million as of September 30, 2025 related to the securities loaned included in “Collateralized financings” on our Consolidated Statements of Financial Condition of this Form 10-K. See Notes 2 and 6 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information on our collateralized agreements and financings.

Senior notes payable

On September 11, 2025, to secure financing during a period of favorable market conditions characterized by tight credit spreads and attractive benchmark yields, we issued $1.5 billion in senior notes, consisting of $650 million in aggregate principal amount of 4.90% senior notes due September 2035 and $850 million in aggregate principal amount of 5.65% senior notes due September 2055 in a registered underwritten public offering. As of September 30, 2025, after the issuance of the aforementioned notes, we had aggregate outstanding senior notes payable of $3.52 billion, which, exclusive of any unaccreted premiums or discounts and debt issuance costs, was comprised of $500 million par 4.65% senior notes due April 2030, $650 million par 4.90% senior notes due September 2035, $800 million par 4.95% senior notes due July 2046, $750 million par 3.75% senior notes due April 2051, and $850 million par 5.65% senior notes due September 2055. At September 30, 2025, estimated future contractual interest payments on our senior notes were approximately $3.44 billion, of which $171 million is payable in fiscal 2026, with the remainder extending through fiscal 2055. See Note 16 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information on our senior notes payable.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Credit ratings

Our issuer, senior long-term debt, and preferred stock credit ratings as of the most current report are detailed in the following table. In connection with our 2025 senior notes issuance, the rating agencies affirmed our current credit ratings for the newly issued debt.

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

Other sources and uses of liquidity

We have corporate-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Certain of our non-qualified deferred compensation plans and other employee benefit plans are employee-directed (i.e., the participant chooses investment portfolio benchmarks) while others are company-directed. Of the corporate-owned life insurance policies which fund these plans, certain policies could be used as a source of liquidity for the firm. Those policies against which we could readily borrow had a cash surrender value of $1.35 billion as of September 30, 2025, comprised of $939 million related to employee-directed plans and $410 million related to company-directed plans, and we were able to borrow up to 90%, or $1.21 billion, of the September 30, 2025 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to the employee-directed plans. There were no borrowings outstanding against any of these policies as of September 30, 2025.

On May 8, 2024, we filed a “universal” shelf registration statement with the SEC pursuant to which we can issue debt, equity and other capital instruments if and when necessary or perceived by us to be opportune. Subject to certain conditions, this registration statement will be effective through May 8, 2027.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

We purchase our own common stock from time to time in conjunction with a number of activities, which are described in further detail in Note 19 and “Part II - Item 5 - Market for registrant’s common equity, related shareholder matters and issuer purchases of equity securities” of this Form 10-K. In periods where our capital and liquidity position are strong, and subject to our Board of Directors’ common stock repurchase authorization limit, we may purchase higher quantities of our shares on a more consistent basis than we have historically as part of our capital deployment strategies.

On October 14, 2025, we announced we had reached an agreement to acquire a majority stake in GreensLedge Holdings LLC (“GreensLedge”), a boutique investment bank specializing in structured credit and securitization. The transaction, which is subject to the satisfaction of customary closing conditions, including regulatory approvals, is currently expected to close in our fiscal 2026. The acquisition of GreensLedge will add securitization and advisory capabilities to our existing fixed income operations. We currently have the ability to utilize our cash on hand to fund the acquisition. GreensLedge will operate within our Capital Markets segment upon completion of the acquisition.

As part of our ongoing operations, we also enter into contractual arrangements that may require future cash payments, including certificates of deposit, lease obligations and other contractual arrangements, such as for software licenses and various services. See Notes 13 and 14 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding our lease obligations and certificates of deposit, respectively. We have entered into investment commitments, lending commitments, and other commitments to extend credit for which we are unable to reasonably predict the timing of future payments. See Note 18 of the Notes to Consolidated Financial Statements of this Form 10-K for further information.

REGULATORY

Refer to the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in “Item 1 - Business - Regulation” of this Form 10-K.

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of September 30, 2025, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF, Raymond James Bank, and TriState Capital Bank were categorized as “well-capitalized” as of September 30, 2025. The maintenance of certain risk-based and other regulatory capital levels could influence various capital allocation decisions impacting one or more of our businesses.  However, due to the current capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities. See Note 23 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information on regulatory capital requirements.

RJF and certain of its subsidiaries are subject to regular reviews and inspections by regulatory authorities and SROs. In addition, regulatory agencies and SROs institute investigations from time to time into industry practices, among other things. For example, beginning in August 2024, the SEC’s Division of Enforcement requested information regarding our practices related to cash sweep programs for investment advisory clients and is reportedly conducting similar reviews at other financial institutions. The firm has been cooperating with this inquiry. In addition, in August 2024 and December 2024, a total of three putative class action lawsuits were filed in federal district court alleging, among other things, that the firm breached its fiduciary duties or agreements with regard to rates paid to clients in our cash sweep programs. All three cases were subsequently consolidated, but on July 24, 2025, the plaintiff in one of the three lawsuits voluntarily dismissed all of their claims without prejudice. We intend to vigorously defend against the claims asserted by the remaining named plaintiffs.

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

In December 2024, the SEC adopted a final rule amending SEC Rules 15c3-3, the Customer Protection rule, and 15c3-1, the Net Capital rule. These amendments will require large clearing/carrying broker-dealers, including RJ&A, to compute customer and Proprietary Account of Broker-dealer reserve requirements and make any required reserve account deposits daily rather than the current weekly requirement. In June 2025, the SEC extended the compliance date for this rule by six months to June 30, 2026. We are prepared to comply with the rule as of its effective date and do not expect it to have a material impact on our financial position.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

On July 4, 2025, the One Big Beautiful Bill Act was signed into law, enacting significant changes to the U.S. tax code.  Among its many provisions, those with the largest impact on our firm include the restoration of accelerated depreciation provisions (i.e., bonus depreciation), immediate expensing for domestic research and development costs (reversing prior amortization requirements), modifications to certain U.S. international tax provisions enacted under the 2017 Tax Cuts and Jobs Act, a new limitation on charitable contributions whereby deductions will only be permitted for amounts exceeding 1% of taxable income, and the eventual phaseout of certain renewable energy tax credit programs.  The changes to renewable energy programs do not impact tax credits applicable to our existing renewable energy equity investments. The accelerated depreciation provisions were effective for the year ended September 30, 2025 and did not have a material impact on our financial position, results of operations, or effective income tax rate. We do not expect the remaining provisions, which have varying effective dates, to have a material impact on our effective tax rate.

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

To demonstrate the sensitivity of credit loss estimates on our bank loan portfolio to macroeconomic forecasts, we compared our modeled estimates under the base case economic scenario used to estimate the allowance for credit losses as of September 30, 2025 to what our estimate would have been under a downside case scenario and an upside case scenario, without considering any offsetting effects in the qualitative component of our allowance for credit losses. As of September 30, 2025, use of the downside case scenario would have resulted in an increase of approximately $170 million in the quantitative portion of our allowance for credit losses on bank loans, while the use of the upside case scenario would have resulted in a reduction of

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

See Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding our allowance for credit losses related to bank loans as of September 30, 2025.

Loss provisions for legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K. In addition, refer to Note 18 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding legal and regulatory matters contingencies as of September 30, 2025.

ACCOUNTING STANDARDS UPDATE

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

In September 2025, the FASB issued amended guidance related to capitalization of internal-use software costs (ASU 2025-06). This amendment eliminates references to sequential software development stages and requires capitalization of internal-use software costs once management has authorized and committed to funding the software project and when the probability that the project will be completed and the software will be used to perform the function intended is evident. This new guidance is effective for annual and interim periods beginning in our fiscal 2029 with early adoption permitted. This guidance will be applied using a prospective transition approach, with a modified retrospective or full retrospective transition approach permitted. Since the capitalization of internal-use software costs generally will not change significantly for most types of software under the amendments in this guidance, we do not expect adoption of this ASU to have a material impact on our financial condition or results of operations.

In November 2025, the FASB issued amended guidance related to the accounting for purchased loans (ASU 2025-08). Under this new guidance, loans acquired without credit deterioration and deemed “seasoned” will be considered purchased seasoned loans and accounted for using the gross-up approach at acquisition (i.e., record the loan at its purchase price and separately record an allowance for expected credit losses). Seasoned loans include all loans acquired in a business combination, that do

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

not have “more-than-insignificant” deterioration of credit quality since origination, as well as loans purchased at least 90 days after origination, where the purchaser was not involved in the origination of the loans. This new guidance is effective for annual and interim periods beginning in our fiscal 2028 with early adoption permitted. This guidance will be applied using a prospective transition approach. We are evaluating the impact the adoption of this ASU will have on our financial condition and results of operations.

See Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K for information regarding accounting guidance adopted during the year ended September 30, 2025.

RISK MANAGEMENT

Risks are an inherent part of our business and activities and, as a result, we are subject to various uncertainties that may impact our strategic objectives, operations, and financial results. Management of risk is critical to our fiscal soundness and profitability. Our risk management framework is comprised of common principles and standards for the management and control of risks that align with our culture and risk appetite. This framework allows for identification, assessment, monitoring, reporting, and control of various risks, with associates, including senior management, playing an active role in support of this framework.

The principal risks related to our business activities are market, credit, liquidity, operational, model, and compliance.

Governance

Risk oversight and decision-making are supported by a formalized risk governance structure in addition to a three lines of risk management model. Our Board of Directors, including its Risk Committee and Audit Committee, is responsible for the review and approval of the risk management framework and receives regular updates on risks identified including the assessment, monitoring, and reporting of those risks and related issues. The Board of Directors, including its Risk Committee and Audit Committee, assists in articulating the firm’s risk appetite. The RJF Enterprise Risk Management Committee is the senior management-level committee responsible for risk oversight and is supported by additional risk-specific committees. These committees support effective risk governance by providing a forum for communication, escalation, and risk remediation with representation across all lines of risk management. Our first line of risk management, which includes all of our businesses, owns its risks and is responsible for identifying, mitigating, and escalating risks arising from its day-to-day activities.  The second line of risk management, which includes Compliance and Risk Management, advises our client-facing businesses and other first-line functions in identifying, assessing, and mitigating risk. The second line of risk management tests and monitors the effectiveness of controls, as deemed necessary, and escalates risks when appropriate to senior management and the Board of Directors.  The third line of risk management, Internal Audit, independently reviews activities conducted by the previous lines of risk management to assess their management and mitigation of risk, providing additional assurance to the Board of Directors and senior management, with a view toward enhancing our oversight, management, and mitigation of risk. Our legal department provides legal advice and guidance to each of these three lines of risk management.

Market risk

Market risk is our risk of loss resulting from the impact of changes in market prices on our trading inventory, derivatives, and investment positions. We have exposure to market risk primarily through our broker-dealer trading operations and our banking operations. Through our broker-dealer subsidiaries, we trade fixed income and, to a lesser extent, equity securities and maintain trading inventories to ensure availability of securities to facilitate client transactions. Inventory levels may fluctuate daily as a result of client demand. Within our banking operations, we hold investments in an available-for-sale securities portfolio, and from time to time may hold Small Business Administration (“SBA”) loan securitizations not yet sold. Our primary market risks relate to interest rates, credit spreads, equity prices, and foreign exchange rates. Interest rate risk results from changes in levels of interest rates, the volatility of interest rates and mortgage prepayment speeds. Credit spread risk results from change in the market perception of the credit quality of issuers, which can affect the value of credit sensitive instruments such as corporate bonds, municipal bonds, and structured products. Equity risk results from changes in prices of equity securities. Foreign exchange risk results from changes in spot prices, forward prices, and volatility of foreign exchange rates. See Notes 2, 3, 4, and 5 of the Notes to Consolidated Financial Statements of this Form 10-K for fair value and other information regarding our trading inventories, available-for-sale securities, and derivative instruments.

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

To calculate VaR, we use models that incorporate historical simulation. This approach assumes that historical changes in market conditions, such as in interest rates and equity prices, are representative of future changes. Simulation is based on daily market data for the previous twelve months. VaR is reported at a 99% confidence level for a one-day time horizon. Assuming that future market conditions change as they have in the past twelve months, we would expect to incur losses greater than those predicted by our one-day VaR estimates about once every 100 trading days, or two to three times per year on average. The VaR model is independently reviewed by our Model Risk Management function. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Model risk” of this Form 10-K for further information.

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

	Year ended September 30, 2025		Period-end VaR			Year ended September 30,
$ in millions	High	Low	September 30, 2025	September 30, 2024	$ in millions	2025	2024
Daily VaR	$6	$1	$3	$2	Average daily VaR	$3	$2

Our daily VaR reached a high of $6 million on one day due to positions held to support our underwriting activities.

We perform daily back-testing procedures for our VaR model, as defined by the Fed’s MRR, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income, and intraday trading. Regulatory-defined daily trading losses are used to evaluate the performance of our VaR model and are not comparable to our actual daily net revenues. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the year ended September 30, 2025, our regulatory-defined daily losses in our trading portfolios exceeded our predicted VaR on three occasions primarily due to heightened market volatility in early April 2025 driven by economic uncertainties surrounding the potential impacts of changes in international trade policy.

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

The following table is an analysis of our banking operations’ estimated net interest income over a 12-month period based on instantaneous shifts in interest rates (expressed in basis points) using our previously described asset/liability model, which assumes a dynamic balance sheet. While not presented, additional rate scenarios are performed, including interest rate ramps and yield curve shifts that may more realistically mimic the speed of potential interest rate movements. We also perform simulations on time horizons of up to five years to assess longer-term impacts to various interest rate scenarios. On a quarterly basis, we test expected model results to actual performance. Additionally, any changes made to key assumptions in the model are documented and approved by the Asset and Liability Committee.

Instantaneous changes in rate (1)	Net interest income ($ in millions)	Projected change in net interest income
+200	$1,898	3%
+100	$1,891	2%
0	$1,846	—%
-100	$1,765	(4)%
-200	$1,661	(10)%

(1)Our 0-basis point scenario was based on interest rates as of September 30, 2025 and did not include the impact of the Fed’s October 2025 decrease in short-term interest rates.

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

We have classified all of our investments in debt securities in our banking operations as available-for-sale and have not classified any of our investments in debt securities as held-to-maturity. In our available-for-sale securities portfolio, we hold primarily fixed-rate agency-backed MBS, agency-backed CMOs, and U.S. Treasuries, which are carried at fair value on our Consolidated Statements of Financial Condition, with changes in the fair value of the portfolio recorded through other comprehensive income (“OCI”) on our Consolidated Statements of Income and Comprehensive Income. As the majority of our available-for-sale securities portfolio is comprised of U.S. government and government agency-backed securities, changes in fair value are primarily driven by changes in interest rates. At September 30, 2025, our available-for-sale securities portfolio had a fair value of $6.89 billion with a weighted-average yield of 2.25% and a weighted-average life, after factoring in estimated prepayments, of 3.8 years. To evaluate the interest rate sensitivity of our available-for-sale securities portfolio we also monitor, among other things, effective duration, defined as the approximate percentage change in price for a 100-basis point change in rates. As of September 30, 2025, the effective duration of our available-for-sale securities portfolio was approximately 3.44, which means that we would expect the market value of our available-for-sale securities portfolio to increase approximately 3.44% for every 100-basis point decline in interest rates and decline approximately 3.44% for every 100-basis point increase in interest rates. See Notes 2 and 4 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information on our available-for-sale securities portfolio.

The Asset and Liability Committee also reviews EVE, which is a point in time analysis of current interest-earning assets and interest-bearing liabilities that incorporates cash flows over their estimated remaining lives, discounted at current rates. The EVE approach is based on a static balance sheet and provides an indicator of future earnings and capital levels as the changes in EVE indicate the anticipated change in the value of future cash flows. We monitor sensitivity to changes in EVE utilizing Board of Directors-approved limits. These limits set a risk tolerance to changing interest rates and assist in determining strategies for mitigating this risk as EVE approaches these limits. As of September 30, 2025, our EVE analyses were within approved limits.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

The following table shows the maturities of our bank loan portfolio at September 30, 2025, including contractual principal repayments.  Maturities are generally determined based upon contractual terms; however, rollovers or extensions that are included for the purposes of measuring the allowance for credit losses are reflected in maturities in the following table. This table does not include any estimates of prepayments, which could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the table.

	Due in
$ in millions	One year or less	> One year – five years	> Five years – fifteen years	> Fifteen years	Total
SBL	$19,546	$224	$5	$—	$19,775
C&I loans	1,190	5,969	3,582	36	10,777
CRE loans	827	5,502	1,475	36	7,840
REIT loans	439	1,251	—	—	1,690
Residential mortgage loans	6	23	145	10,121	10,295
Tax-exempt loans	131	303	792	—	1,226
Total loans held for investment	22,139	13,272	5,999	10,193	51,603
Held for sale loans	—	26	159	231	416
Total loans held for sale and investment	$22,139	$13,298	$6,158	$10,424	$52,019

The following table shows the distribution of the recorded investment of those bank loans that mature in more than one year between fixed and adjustable interest rate loans at September 30, 2025.

	Interest rate type
$ in millions	Fixed	Adjustable	Total
SBL	$53	$176	$229
C&I loans	968	8,619	9,587
CRE loans	333	6,680	7,013
REIT loans	—	1,251	1,251
Residential mortgage loans (1)	208	10,081	10,289
Tax-exempt loans	1,095	—	1,095
Total loans held for investment	2,657	26,807	29,464
Held for sale loans	3	413	416
Total loans held for sale and investment	$2,660	$27,220	$29,880

(1)Adjustable rate residential mortgage loans included loans which were still in their fixed-rate period at September 30, 2025

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

Our banking operations are also subject to foreign exchange risk due to our investments in foreign subsidiaries as well as transactions and resulting balances denominated in a currency other than the USD. For example, our bank loan portfolio includes loans which are denominated in Canadian dollars, totaling $1.00 billion and $1.23 billion at September 30, 2025 and 2024, respectively, when converted to the USD using the spot rate at that time. A majority of such loans are held in a Canadian subsidiary of Raymond James Bank. Raymond James Bank utilizes short-term, forward foreign exchange contracts to mitigate its foreign exchange risk related to such investment in this Canadian subsidiary. These derivatives are primarily accounted for as net investment hedges in the consolidated financial statements. See Notes 2 and 5 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding these derivatives.

Other sources of foreign exchange risk

Investments in non-bank foreign subsidiaries

At September 30, 2025, we had foreign exchange risk in our investment in RJ Ltd. of CAD 487 million and in our investment in our UK PCG subsidiary of £309 million, which were not hedged. We had other, less significant investments in foreign domiciled subsidiaries, primarily in Europe, which were not hedged; however, we do not believe we had material foreign exchange risk either individually, or in the aggregate, pertaining to these subsidiaries as of September 30, 2025. Foreign

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

Brokerage activities

We are engaged in various trading and brokerage activities in which our counterparties primarily include broker-dealers, banks, exchanges, clearing organizations, and other financial institutions. We are exposed to risk that these counterparties may not fulfill their obligations. In addition, certain commitments, including underwritings, may create exposure to individual issuers and businesses. The risk of default depends on the creditworthiness of the counterparty and/or the issuer of the instrument. In addition, we may be subject to concentration risk if we hold large positions in or have large commitments to a single counterparty, borrower, or group of similar counterparties or borrowers (e.g., in the same industry). We seek to mitigate these risks by imposing and monitoring individual and aggregate position limits within each business segment for each counterparty, conducting regular credit reviews of financial counterparties, reviewing security, derivative, and loan concentrations, holding collateral as security for certain transactions and conducting business through clearing organizations, which may guarantee performance. See Notes 2, 5, and 6 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information about our credit risk mitigation related to derivatives and collateralized agreements.

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

C&I: Loans in this segment are made to businesses and are generally secured by assets of the business and repayment is expected from the cash flows of the respective business.  In addition, we also have certain owner-occupied commercial real estate loans of approximately $175 million as of September 30, 2025 that were classified as C&I loans as the primary source of repayment for these loans is based on the financial strength of the owner and the cash flows of the respective business rather than the ability of the collateral to generate cash flows. Unfavorable economic and political conditions, including the resultant decrease in consumer or business spending, may have an adverse effect on the credit quality of loans in this segment.

CRE: Loans in this segment are primarily secured by income-producing properties.  The underlying cash flows generated by properties securing these loans may be adversely affected by increased vacancy and decreases in rental rates, which are monitored on an ongoing basis.  This portfolio segment includes CRE construction loans which involve risks such as project budget overruns, performance variables related to the contractor and subcontractors, or the inability to sell the project or secure permanent financing once the project is completed. As of September 30, 2025, our CRE construction loans represented less than 1% of total loans held for sale and investment. With respect to commercial construction of residential developments, there is also the risk that the builder has a geographical concentration of developments. Adverse information arising from any of these factors may have a negative effect on the credit quality of loans in this segment.

REIT: Loans in this segment are made to businesses that own or finance income-producing real estate across various property sectors. This portfolio segment may include extensions of credit to companies that engage in real estate

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

	Year ended September 30,
	2025		2024		2023
$ in millions	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans	Net loan (charge-off)/recovery amount	% of avg. outstanding loans
C&I loans	$(29)	0.28%	$(42)	0.41%	$(44)	0.40%
CRE loans	(11)	0.14%	(21)	0.28%	(10)	0.14%
Residential mortgage loans	(1)	0.01%	1	0.01%	—	—%
Total loans held for investment	$(41)	0.08%	$(62)	0.14%	$(54)	0.12%

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

	September 30,
$ in millions	2025	2024
Nonperforming loans (1)	$186	$175
Nonperforming assets	$187	$175

Nonperforming loans as a % of total loans held for sale and investment	0.36%	0.38%
Allowance for credit losses as a % of nonperforming loans	243%	261%
Nonperforming assets as a % of Bank segment total assets	0.29%	0.28%

(1)Nonperforming loans at September 30, 2025 and 2024 included $109 million and $89 million, respectively, of loans, which were current pursuant to their contractual terms.

See table summarizing nonaccrual loans by portfolio segment in Note 7 of the Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Although our nonperforming assets as a percentage of our Bank segment’s assets remained low as of September 30, 2025, any prolonged period of market deterioration could result in an increase in our nonperforming assets, an increase in our allowance for credit losses and/or an increase in net charge-offs in future periods, although the extent would depend on future developments that are highly uncertain.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

See further explanation of our bank loan portfolio segments, allowance for credit losses, and the credit loss provision in Notes 2 and 7 of the Notes to Consolidated Financial Statements of this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Bank” of this Form 10-K.

Loan underwriting policies

A component of our Bank segment’s credit risk management strategy is conservative, well-defined policies and procedures. Our underwriting policies for the major types of bank loans are described in the following sections.

SBL portfolio

Our SBL portfolio represented 38% of our total loans held for sale and investment as of September 30, 2025. This portfolio is primarily comprised of loans fully collateralized by a borrower’s marketable securities and, to a lesser extent, the cash surrender value of life insurance policies issued by investment-grade insurance companies. An insignificant portion of our SBL portfolio is collateralized by private securities or other financial instruments with a limited trading market. The underwriting policy for the SBL portfolio primarily includes a review of collateral, including LTV, and a review of repayment history.

Corporate and tax-exempt loan portfolios

As of September 30, 2025, our corporate and tax-exempt loans held for investment represented 33% of the Bank segment’s total assets and were comprised of approximately 1,600 borrowers. A large portion of these loan portfolios was comprised of loans to larger companies, including public companies, with earnings before interest, taxes, depreciation, and amortization greater than $100 million. We also had issued corporate and tax-exempt loans to middle-market businesses. Our corporate loan portfolio is diversified by geography, by loan type, and among a number of industries in the U.S and Canada, and a large portion of these loans are to borrowers in industries in which we have expertise through coverage provided by our Capital Markets research analysts. Our corporate loans included project finance real estate loans, commercial lines of credit, and term loans. As of September 30, 2025, 66% of our corporate loans were participations in Shared National Credit (“SNC”) or other large, syndicated loans. We are typically either involved in the syndication of the loans at inception or purchase loans in secondary trading markets. The remainder of our corporate loan portfolio is comprised of smaller participations and direct loans. Our tax-exempt loans are long-term loans to governmental and non-profit entities. These loans generally have lower overall credit risk but are subject to other risks that are not usually present with corporate clients, including the risk associated with the constituency served by a local government and the risk in ensuring an obligation has appropriate tax treatment.

All corporate and tax-exempt loans are independently underwritten in accordance with our credit policies, are subject to approval by a loan committee, and credit quality is monitored on an ongoing basis by our lending staff. In addition, corporate and tax-exempt loans are subject to regulatory review. Our credit policies include criteria related to LTV limits based upon property type, single borrower loan limits, loan term and structure parameters (including guidance on leverage, debt service coverage ratios, and debt repayment ability), industry concentration limits, secondary sources of repayment, municipality demographics, and other criteria. Our corporate loans are generally secured by all assets of the borrower and in some instances are secured by mortgages on specific real estate. The majority of our tax-exempt loan portfolio is comprised of loans to investment-grade borrowers, and such loans are generally secured by a pledge of revenue. In a limited number of transactions, loans in the portfolio are extended on an unsecured basis.

Residential mortgage loan portfolio

Our residential mortgage loan portfolio largely consists of first mortgage loans originated by us via referrals from our PCG financial advisors and the general public, as well as first mortgage loans purchased by us. Substantially all of our residential mortgage loans adhere to strict underwriting parameters pertaining to credit score and credit history, debt-to-income ratio of the borrower, LTV, and combined LTV (including second mortgage/home equity loans). As of September 30, 2025, 95% of the residential mortgage loan portfolio consisted of owner-occupant borrowers (73% for their primary residences and 22% for second home residences). Approximately 30% of the first lien residential mortgage loans were ARM loans, which receive interest-only payments based on a fixed rate for an initial period of the loan, ranging from the first five to fifteen years depending on the loan, and then become fully amortizing, subject to annual and lifetime interest rate caps. A significant portion of our originated 15 or 30-year fixed-rate residential mortgage loans are sold in the secondary market.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

	Amount of delinquent residential mortgage loans			Delinquent residential mortgage loans as a percentage of outstanding residential mortgage loan balances
$ in millions	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
September 30, 2025	$7	$6	$13	0.07%	0.06%	0.13%
September 30, 2024	$6	$8	$14	0.07%	0.08%	0.15%

Our September 30, 2025 percentage of over 30 day delinquent residential mortgage loans compares favorably to the national average of 1.87%, as most recently reported by the Fed.

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

	September 30, 2025
State	Loans outstanding as a % of total residential mortgage loans held for sale and investment	Loans outstanding as a % of total loans held for sale and investment
California	21%	4%
Florida	18%	4%
Texas	8%	2%
New York	8%	1%
Colorado	4%	1%

The occurrence of a natural disaster or severe weather event in any of these states, for example wildfires in California and hurricanes in Florida, could result in additional credit loss provisions and/or charge-offs on our loans in such states and therefore negatively impact our net income and regulatory capital in any given period.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Loans where borrowers may be subject to payment increases include ARM loans with terms that initially require payment of interest only. Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At September 30, 2025 and 2024, these loans totaled $3.04 billion and $2.96 billion, respectively, or 29% and 31% of the residential mortgage portfolio, respectively. The weighted-average number of years before the remainder of the loans, which were still in their interest-only period at September 30, 2025, begins amortizing is five years.

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

To further mitigate risks related to our CRE portfolio, the expected cash flows from all significant new or renewed income-producing property commitments are stress tested to reflect risks related to varying interest rates, vacancy rates, and rental rates. Credit policies for our CRE loans also include LTV limits based upon property type and, in times of uncertainty, we may originate loans at even tighter thresholds. CRE loans are also monitored for geographic concentration and total relationship exposure. Construction CRE loans are monitored on an ongoing basis to ensure projects are on time and within budget as part of our credit risk evaluation. Higher-risk CRE construction loans receive quarterly reviews by senior bank executives.

We actively monitor economic and other factors that may impact our borrowers and corporate loan portfolio which could impact our provision for credit losses in future periods. Credit risk in our corporate and tax-exempt loan portfolios is monitored on an individual loan basis for trends in borrower operating performance, payment history, credit ratings, collateral performance, loan covenant compliance, municipality demographics and other factors including industry performance and concentrations, geographic concentrations, and total relationship exposure. In addition, credit quality trends are monitored by industry to determine if a change in the risk exposure to a certain industry may warrant incremental monitoring or tightening of our underwriting standards during times of market uncertainty. We also utilize loan sales and other risk mitigation techniques to manage the size and risk profile of our corporate bank loans.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Our corporate bank loan portfolio does not contain a significant concentration in any single industry. The following table details the top industry concentrations of our C&I and CRE loans, which comprise the vast majority of our corporate loan portfolio.

	As of September 30, 2025
Industry	Loans outstanding as a % of total corporate bank loans held for sale and investment	Loans outstanding as a % of total loans held for sale and investment
C&I:
Loan funds	10%	4%
Subscription lines	5%	2%
Transportation and logistics	4%	2%
CRE:
Multi-family	12%	5%
Industrial warehouse	9%	4%
Office real estate	5%	2%

Our C&I loan portfolio includes facilities to support debt funds and private equity firms, primarily in the form of loans to the funds and subscription lines. Loan funds are generally secured by diversified pools of senior-secured loans or other credit instruments held in bankruptcy-remote vehicles, with collateral monitored by an independent custodian. Credit exposure is primarily driven by the credit quality and performance of the underlying collateral for loan funds. Subscription facilities are typically secured by uncalled capital commitments from a diversified base of investment-grade institutional investors and high-net-worth investors, with repayment sourced from capital calls. Credit exposure is primarily driven by the credit quality and funding reliability of the limited partners for subscription facilities, rather than the performance of underlying fund investments. These facilities generally have short-term maturities, are structured to mitigate risk through covenant and collateral arrangements, are subject to concentration limits across key risk factors, and exhibit low historical default rates. While historical defaults have been low, we maintain an allowance for credit losses that we believe is sufficient based on the risk characteristics of this portfolio.

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

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes, including cybersecurity incidents (see “Item 1A - Risk Factors” and “Item 1C - Cybersecurity” of this Form 10-K for a discussion of certain cybersecurity risks). These risks are less direct than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes and complexity. We operate different businesses in diverse markets and are reliant on the ability of our employees and systems to process a large number of transactions. In the event of a breakdown or improper operation of systems or improper action by employees, we could suffer financial loss, regulatory sanctions, and damage to our reputation. In order to mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization and within such departments as Finance, Operations, Information Technology, Legal, Compliance, Risk Management, and Internal Audit. These departments attempt to ensure that operational policies and procedures are being followed and that our various businesses are operating within established corporate policies and limits. In addition, we have created business continuity plans for critical systems, and redundancies are built into the systems as deemed appropriate.

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

Periods of severe market volatility can result in a significantly higher level of transactions on specific days, which may present operational challenges from time to time that may result in losses. These losses can result from, but are not limited to, trade errors, failed transaction settlements, late collateral calls to borrowers and counterparties, or interruptions to our system processing. We did not incur any significant losses related to such operational challenges during the years ended September 30, 2025, 2024, or 2023.

As more fully described in the discussion of our business technology risks included in various risk factors presented in “Item 1A - Risk Factors” and “Item 1C - Cybersecurity” of this Form 10-K, despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, cyber-attacks and other information security breaches, and other events that could have an impact on the security and stability of our operations.

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

Model Risk Management is a separate department within our Risk Management department and is independent of model owners, users, and developers. Our model risk management framework consists primarily of model governance, maintaining the firmwide model inventory, validating and approving models used across the firm, and ongoing monitoring. Validation issues identified are reported to the Enterprise Risk Management Committee and Risk Committee of the Board of Directors. Model Risk Management assumes responsibility for the independent and effective challenge of model completeness, integrity and design based on intended use.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Raymond James Financial, Inc. and subsidiaries (the Company) as of September 30, 2025 and 2024, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 25, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the allowance for credit losses related to the commercial and industrial (C&I) and the commercial real estate (CRE) portfolio segments that are collectively evaluated for impairment

As discussed in Note 2 and Note 7 to the consolidated financial statements, the Company’s allowance for credit losses on loans was $452 million as of September 30, 2025, a portion of which related to the Raymond James Bank (“Bank”) allowance for credit losses (ACL) on C&I and CRE portfolio segments evaluated on a collective basis (the collective ACL). The Company estimates the collective ACL using a current expected credit losses methodology which is based on relevant information about historical losses, current conditions, and reasonable and supportable forecasts of economic conditions that affect the collectability of loan balances. The collective ACL is a product of multiplying the Company’s

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
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

We identified the assessment of the September 30, 2025 collective ACL on Raymond James Bank loans related to the C&I and CRE portfolio segments as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the September 30, 2025 collective ACL methodology, including the methods and models used to estimate the PDs and LGDs and their significant assumptions. Such significant assumptions included portfolio segmentation, risk ratings, the selection of the single economic forecast scenario and macroeconomic variables, the reasonable and supportable forecast periods and the reversion periods, and third-party historical information. The assessment also included the evaluation of the qualitative factors by portfolio segment. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the September 30, 2025 collective ACL estimate on Raymond James Bank loans related to the C&I and CRE portfolio segments, including controls over the:
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

We evaluated the Company’s process to develop the September 30, 2025 collective ACL estimate on Bank loans related to the C&I and CRE portfolio segments by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the development and performance testing of the PD and LGD models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance of the PD and LGD models by inspecting the model documentation to determine whether the models are suitable for the intended use
•evaluating the selection of the economic forecast scenario and underlying macroeconomic variables by comparing it to the Company’s business environment and relevant industry practices
•evaluating the length of the reasonable and supportable forecast periods and the reversion periods by comparing them to specific portfolio segment risk characteristics and trends
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
•evaluating the relevance of third-party historical information used by comparing to specific portfolio segment risk characteristics
•performing credit file reviews on a selection of loans to assess loan characteristics or risk ratings by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral and
•evaluating the methodology used to develop the qualitative factors and the effect of certain factors on the allowance for credit losses on Bank loans compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative models.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
We also assessed the sufficiency of the audit evidence obtained related to the September 30, 2025 collective ACL estimate on Bank loans related to the C&I and CRE portfolio segments by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices and potential bias in the accounting estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2001.

New York, New York
November 25, 2025

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
$ in millions, except per share amounts	2025	2024
Assets:
Cash and cash equivalents	$11,389	$10,998
Assets segregated for regulatory purposes and restricted cash	3,398	3,350
Collateralized agreements	698	749
Financial instruments, at fair value:
Trading assets ($1,248 and $1,263 pledged as collateral)	1,538	1,480
Available-for-sale securities ($9 and $11 pledged as collateral)	6,888	8,260
Derivative assets	68	103
Other investments ($8 and $7 pledged as collateral)	390	302
Brokerage client receivables, net	2,821	2,711
Other receivables, net	1,814	1,825
Bank loans, net	51,567	45,994
Loans to financial advisors, net	1,626	1,326
Deferred income taxes, net	671	651
Goodwill and identifiable intangible assets, net	1,847	1,886
Other assets	3,515	3,357
Total assets	$88,230	$82,992

Liabilities and shareholders’ equity:
Bank deposits	$58,897	$56,010
Collateralized financings	1,111	938
Financial instrument liabilities, at fair value:
Trading liabilities	891	976
Derivative liabilities	190	224
Brokerage client payables	5,853	5,825
Accrued compensation, commissions and benefits	2,603	2,325
Other payables	1,961	1,938
Other borrowings	700	1,049
Senior notes payable	3,520	2,040
Total liabilities	75,726	71,325
Commitments and contingencies (see Note 18)
Shareholders’ equity
Preferred stock	79	79
Common stock; $.01 par value; 650,000,000 shares authorized; 250,084,168 shares issued and 198,139,594 shares outstanding as of September 30, 2025; 249,972,182 shares issued and 203,291,449 shares outstanding as of September 30, 2024	3	2
Additional paid-in capital	3,235	3,251
Retained earnings	13,604	11,894
Treasury stock, at cost; 51,944,574 and 46,680,733 common shares as of September 30, 2025 and 2024, respectively	(4,022)	(3,051)
Accumulated other comprehensive loss	(396)	(502)
Total equity attributable to Raymond James Financial, Inc.	12,503	11,673
Noncontrolling interests	1	(6)
Total shareholders’ equity	12,504	11,667
Total liabilities and shareholders’ equity	$88,230	$82,992

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended September 30,
in millions, except per share amounts	2025	2024	2023
Revenues:
Asset management and related administrative fees	$7,078	$6,196	$5,363
Brokerage revenues:
Securities commissions	1,775	1,651	1,459
Principal transactions	529	492	462
Total brokerage revenues	2,304	2,143	1,921
Account and service fees	1,262	1,314	1,125
Investment banking	1,069	858	648
Interest income	3,994	4,232	3,748
Other	205	180	187
Total revenues	15,912	14,923	12,992
Interest expense	(1,847)	(2,102)	(1,373)
Net revenues	14,065	12,821	11,619
Non-interest expenses:
Compensation, commissions and benefits	9,072	8,213	7,299
Non-compensation expenses:
Communications and information processing	752	662	599
Occupancy and equipment	308	296	271
Business development	291	257	242
Investment sub-advisory fees	223	182	151
Professional fees	163	150	145
Bank loan provision for credit losses	37	45	132
Other	505	373	500
Total non-compensation expenses	2,279	1,965	2,040
Total non-interest expenses	11,351	10,178	9,339
Pre-tax income	2,714	2,643	2,280
Provision for income taxes	579	575	541
Net income	2,135	2,068	1,739
Preferred stock dividends	5	5	6
Net income available to common shareholders	$2,130	$2,063	$1,733

Earnings per common share – basic	$10.53	$9.94	$8.16
Earnings per common share – diluted	$10.30	$9.70	$7.97
Weighted-average common shares outstanding – basic	202.0	207.1	211.8
Weighted-average common and common equivalent shares outstanding – diluted	206.6	212.3	216.9

Net income	$2,135	$2,068	$1,739
Other comprehensive income/(loss), net of tax:
Available-for-sale securities	94	457	(40)
Currency translations, net of the impact of net investment hedges	12	49	50
Cash flow hedges	—	(37)	1
Total other comprehensive income, net of tax	106	469	11
Total comprehensive income	$2,241	$2,537	$1,750
See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year ended September 30,
$ in millions, except per share amounts	2025	2024	2023
Preferred stock:
Balance beginning of year	$79	$79	$120
Redemption of preferred stock	—	—	(41)
Balance end of year	79	79	79

Common stock, par value $.01 per share:
Balance beginning of year	2	2	2
Share issuances	1	—	—
Balance end of year	3	2	2

Additional paid-in capital:
Balance beginning of year	3,251	3,143	2,987
Share-based compensation amortization	248	248	230
Net activity under employee stock plans	(264)	(140)	(74)
Balance end of year	3,235	3,251	3,143

Retained earnings:
Balance beginning of year	11,894	10,213	8,843
Net income attributable to Raymond James Financial, Inc.	2,135	2,068	1,739
Common and preferred stock cash dividends declared (see Note 19)	(425)	(387)	(369)
Balance end of year	13,604	11,894	10,213

Treasury stock:
Balance beginning of year	(3,051)	(2,252)	(1,512)
Purchases	(1,124)	(921)	(810)
Reissuances under employee stock plans	153	122	70
Balance end of year	(4,022)	(3,051)	(2,252)

Accumulated other comprehensive income/(loss):
Balance beginning of year	(502)	(971)	(982)
Other comprehensive income, net of tax	106	469	11
Balance end of year	(396)	(502)	(971)
Total equity attributable to Raymond James Financial, Inc.	$12,503	$11,673	$10,214

Noncontrolling interests:
Balance beginning of year	$(6)	$(27)	$(26)
Net changes in noncontrolling interests	7	21	(1)
Balance end of year	1	(6)	(27)
Total shareholders’ equity	$12,504	$11,667	$10,187

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
$ in millions	2025	2024	2023
Cash flows from operating activities:
Net income	$2,135	$2,068	$1,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	195	179	165
Deferred income taxes, net	(52)	(83)	(88)
Premium and discount amortization on available-for-sale securities and bank loans and net unrealized gains/losses on other investments	(19)	(36)	(49)
Provisions for credit losses and legal and regulatory matters	122	21	292
Share-based compensation expense	254	254	237
Unrealized gains on corporate-owned life insurance policies, net of expenses	(133)	(233)	(96)
Other	39	22	10
Net change in:
Collateralized agreements, net of collateralized financings	223	270	157
Loans (provided to) financial advisors, net of repayments	(328)	(223)	(7)
Brokerage client receivables and other receivables, net	(106)	(362)	257
Trading instruments, net	(145)	(34)	(33)
Derivative instruments, net	46	(151)	(130)
Other assets	119	9	(52)
Brokerage client payables and other payables	7	91	(6,088)
Accrued compensation, commissions and benefits	279	404	123
Purchases and originations of loans held for sale, net of proceeds from sales of securitizations and loans held for sale	(202)	(41)	49
Net cash provided by/(used in) operating activities	2,434	2,155	(3,514)

Cash flows from investing activities:
Increase in bank loans, net	(5,711)	(2,599)	(1,262)
Proceeds from sales of loans held for investment	245	415	680
Purchases of available-for-sale securities	(582)	(503)	(611)
Available-for-sale securities maturations, repayments and redemptions	1,976	2,010	1,262
Proceeds from sales of available-for-sale securities	78	—	—
Additions to property and equipment	(188)	(205)	(173)
Sales/(purchases) of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock, net	11	—	(26)
Renewable energy tax credit equity investments	(20)	(42)	(69)
Sales/(purchases) of other investments, net	(73)	20	(6)
Other investing activities, net	(57)	(64)	(69)
Net cash used in investing activities	(4,321)	(968)	(274)

Cash flows from financing activities:
Increase in bank deposits	2,887	1,811	2,842
Repurchases of common stock and share-based awards withheld for payment of withholding tax requirements	(1,267)	(984)	(862)
Dividends on common and preferred stock	(416)	(383)	(355)
Exercise of stock options and employee stock purchases	31	46	46
Redemption of preferred stock	—	—	(40)
Proceeds from senior notes issuance, net of debt issuance costs paid	1,480	—	—
Redemption of subordinated notes	(98)	—	—
Proceeds from FHLB advances	750	1,300	3,200
Repayments of FHLB advances	(1,000)	(1,350)	(3,391)
Other financing, net	(6)	(2)	(2)
Net cash provided by financing activities	2,361	438	1,438

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended September 30,
$ in millions	2025	2024	2023
Currency adjustment:
Effect of exchange rate changes on cash and cash equivalents, including those segregated for regulatory purposes	(35)	175	239
Net increase/(decrease) in cash and cash equivalents, including those segregated for regulatory purposes and restricted cash	439	1,800	(2,111)
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at beginning of year	14,348	12,548	14,659
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of year	$14,787	$14,348	$12,548

Cash and cash equivalents	$11,389	$10,998	$9,313
Cash and cash equivalents segregated for regulatory purposes and restricted cash	3,398	3,350	3,235
Total cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of year	$14,787	$14,348	$12,548

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,853	$2,119	$1,310
Cash paid for income taxes, net	$651	$664	$565
Cash outflows for lease liabilities	$133	$121	$123
Non-cash right-of-use (“ROU”) lease assets recorded for new and modified leases	$101	$63	$143

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Raymond James Financial, Inc. (“RJF” or the “firm”) is a financial holding company which, together with its subsidiaries, is engaged in various financial services activities, including providing investment management services to retail and institutional clients, merger & acquisition and advisory services, the underwriting, distribution, trading, and brokerage of equity and debt securities, and the sale of mutual funds and other investment products. The firm also provides corporate and retail banking services and trust services.  For additional information about our business segments, see Note 25.  As used herein, the terms “our,” “we,” or “us” refer to RJF and/or one or more of its subsidiaries.

Basis of presentation

The accompanying consolidated financial statements include the accounts of RJF and its consolidated subsidiaries that are generally controlled through a majority voting interest. We consolidate all of our 100%-owned subsidiaries. In addition, we consolidate any variable interest entity (“VIE”) in which we are the primary beneficiary. Additional information on these VIEs is provided in Note 2 and in Note 9. When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

Accounting estimates and assumptions

The preparation of consolidated financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates and could have a material impact on the consolidated financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent accounting developments

Accounting guidance recently adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued amended guidance related to disclosures for segment reporting (ASU 2023-07). The amendment requires a public entity to disclose on an annual and interim basis, for each reportable segment, the significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. The guidance also requires a public entity to disclose, for each reportable segment, an amount for other segment items (those not captured as a significant expense) and the reported measure of a segment’s profit or loss. We adopted this guidance on a retrospective basis as of October 1, 2024. Since this amendment only requires additional disclosures, adoption did not have an impact on our financial position, results of operations, or cash flows. Refer to Note 25 for additional disclosures required by this guidance.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
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

We have elected the practical expedient allowed by the accounting guidance to not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. See Note 20 for additional information on our revenues.

Asset management and related administrative fees

We earn asset management and related administrative fees for performing asset management, portfolio management and related administrative services to retail and institutional clients. Such fees are generally based on the values of our Private Client Group (“PCG”) client assets in fee-based accounts and fee-billable assets managed by our Raymond James Investment Management division (“Raymond James Investment Management”), with certain propriety mutual fund fees based on the net asset value of the fund. Asset values are impacted by market fluctuations and net inflows or outflows of assets. Fees are generally collected quarterly and are based on balances either at the beginning of the quarter or at the end of the quarter, or average balances throughout the quarter. Asset management and related administrative fees are recognized on a monthly basis (i.e., over time) as the services are performed.

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

Brokerage revenues

Securities commissions

Mutual and other fund products and insurance and annuity products

We earn revenues for distribution and related services performed related to mutual and other funds, fixed and variable annuities, and insurance products. Depending on the product sold, we may receive an upfront fee for our services, a trailing commission, or some combination thereof. Upfront commissions received are generally based on a fixed rate applied, as a percentage, to amounts invested or the value of the contract at the time of sale and are generally recognized at the time of sale. Trailing commissions are generally based on a fixed rate applied, as a percentage, to the net asset value of the fund, or the value of the insurance policy or annuity contract. Trailing commissions on eligible products are generally received monthly or quarterly over the period that our client holds the investment or holds the contract. As these trailing commissions are based on factors outside of our control, including market movements and client behavior (i.e., how long clients hold their investment, insurance policy, or annuity contract), such revenue is recognized when it is probable that a significant reversal will not occur.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Equities, ETFs, and fixed income products

We earn commissions for executing and clearing transactions for clients, primarily in listed and over-the-counter equity securities, including exchange traded funds (“ETFs”), options, and fixed income products. Such revenues primarily arise from transactions for retail clients in our PCG segment, as well as services related to sales and trading activities transacted on an agency basis in our Capital Markets segment. Commissions are recognized on trade date, generally received from the customer on settlement date, and we record a receivable between the trade date and the date collected from the customer.

Principal transactions

Principal transactions include revenues from clients’ purchases and sales of financial instruments in which we transact on a principal basis, including fixed income products, equity securities, and derivatives. We make markets in certain fixed income debt instruments and carry inventories to facilitate such transactions. The gains and losses on such inventories, as well as gains or losses on derivative transactions, both realized and unrealized, are reported as principal transactions revenues.

Account and service fees

Mutual fund and other investment products

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
Assets segregated for regulatory purposes and restricted cash

We segregate assets for regulatory and other purposes predominantly related to client activity. Our broker-dealers carrying client accounts are generally subject to requirements to maintain cash or qualified securities on deposit in a segregated reserve account for the exclusive benefit of their clients. Such amounts are included in “Assets segregated for regulatory purposes and restricted cash” on our Consolidated Statements of Financial Condition as of each respective period end. These amounts largely include cash and cash equivalents but may also include highly liquid securities, such as U.S. Treasury securities (“U.S. Treasuries”), which are carried at fair value on our Consolidated Statements of Financial Condition. These assets are classified as Level 1 in the fair value hierarchy.

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

Securities borrowed and securities loaned

We may act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one counterparty and then either lend them to another counterparty or use them in our broker-dealer operations to cover short positions or finance certain firm activities. Where permitted, we have also loaned, to broker-dealers and other financial institutions, securities owned by the firm or our clients or others we have received as collateral. Securities borrowed and securities loaned transactions are accounted for as collateralized agreements and collateralized financings, respectively, and are recorded at the amount of cash advanced or received. In securities borrowed transactions, we are required to deposit cash with the lender in an amount which is generally in excess of the market value of securities borrowed. With respect to securities loaned, we generally receive cash in an amount in excess of the market value of securities loaned. We evaluate the market value of securities borrowed and loaned on a daily basis, with additional collateral exchanged as necessary. Securities borrowed and securities loaned are included in “Collateralized agreements” and “Collateralized financings,” respectively, on our Consolidated Statements of Financial Condition. See Note 6 for additional information regarding collateralized agreements and financings.

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

Valuation techniques and inputs

The fair values of certain financial instruments are derived using pricing models and other valuation techniques that involve management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of our financial instruments. Financial instruments which are actively traded will generally have a higher degree of price transparency than financial instruments that are less frequently traded. In accordance with GAAP, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For debt securities, our definition of actively traded is based on security type, considering liquidity and price transparency. For equity securities, our definition of actively traded is based on average daily trading volume. We have determined the market for other types of financial instruments to be uncertain or inactive as of both September 30, 2025 and 2024. As a result, the valuation of these financial instruments included management judgment in determining the relevance and reliability of market information available.

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

Available-for-sale securities

Available-for-sale securities, which are held in our Bank segment, are classified at the date of purchase. They are comprised primarily of agency mortgage-backed securities (“MBS”), agency collateralized mortgage obligations (“CMOs”), U.S. Treasuries, and other securities which are guaranteed by the U.S. government or its agencies. Available-for-sale securities are used as part of our interest rate risk and liquidity management strategies.

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
Interest rate derivatives

We enter into interest rate derivatives as part of our trading activities in our fixed income business to facilitate client transactions or to actively manage risk exposures that arise from our client activity, including a portion of our trading inventory. In addition, we enter into interest rate derivatives with clients of our Bank segment, including clients with whom we have entered into loans or other lending arrangements, to facilitate their respective interest rate risk management strategies. The majority of these derivatives are traded in the over-the-counter market and are executed directly with another counterparty with certain of these derivatives cleared and settled through a clearing organization. Gains or losses related to the change in fair value of derivatives, including due to interest rates, are recorded in “Principal transactions” on our Consolidated Statements of Income and Comprehensive Income. The fair values of these interest rate derivatives are obtained from internal or third-party pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value, yield curve and other volatility factors underlying the positions. Since these model inputs can be observed in liquid markets and the models do not require significant judgment, such derivatives are classified within Level 2 of the fair value hierarchy. We corroborate the output of our internal pricing models by preparing an independent calculation using a third-party model. Our fixed income business also holds to-be-announced security contracts that are accounted for as derivatives, which are classified within Level 1 of the fair value hierarchy.

We enter into floating-rate advances from the Federal Home Loan Bank (“FHLB”) to, in part, fund lending and investing activities in our Bank segment and then enter into interest rate contracts which swap variable interest payments of such borrowings for fixed interest payments. We also enter into interest rate contracts which swap variable interest payments associated with certain money market and saving account deposits for fixed interest payments. These interest rate swaps are designated as cash flow hedges and effectively fix a portion of our Bank segment’s cost of funds and mitigate a portion of the market risk associated with its lending and investing activities. The gains or losses on our Bank segment’s cash flow hedges are recorded, net of tax, in shareholders’ equity as a component of AOCI and subsequently reclassified to earnings when the hedged transaction affects earnings, specifically upon the incurrence of interest expense on the hedged borrowings and deposits. Hedge effectiveness is assessed at inception and at each reporting period utilizing regression analysis. As the key terms of the hedging instrument and hedged transaction match at inception, management expects the hedges to be effective while they are outstanding. The fair value of these interest rate swaps is determined by obtaining valuations from a third-party pricing service. These third-party valuations are based on observable inputs such as time value and yield curves. We validate these observable inputs by preparing our own independent calculation using a secondary model. Cash flows from hedging activities are included in the same category as the items being hedged. Cash flows from derivative instruments used to manage interest rates are classified as operating activities. We classify these derivatives within Level 2 of the fair value hierarchy.

Foreign-exchange derivatives

We enter into three-month forward foreign exchange contracts primarily to hedge the risks related to Raymond James Bank’s investment in its Canadian subsidiary, as well as its risk resulting from transactions denominated in currencies other than the U.S. dollar. The majority of these derivatives are designated as net investment hedges. The gains or losses related to these designated net investment hedges are recorded, net of tax, in shareholders’ equity as part of the cumulative translation adjustment component of AOCI. In the event the net investment is sold or substantially liquidated, the associated cumulative translation adjustment, including amounts related to the net investment hedge, are reclassified to “Other” revenues.  Gains and losses on undesignated foreign exchange derivative instruments are recorded in “Other” revenues on our Consolidated Statements of Income and Comprehensive Income.  Hedge effectiveness is assessed at each reporting period using a method that is based on changes in forward rates and measured using the hypothetical derivatives method. As the terms of the hedging instrument and hypothetical derivative generally match at inception, the hedge is expected to be highly effective.

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

Client-owned fractional shares

Within our broker-dealer subsidiaries, when dividend reinvestment programs or other corporate action events result in clients receiving a share quantity that is not a whole number, we transact in the fractional shares on a principal basis. We include these fractional shares in “Other assets” on our Consolidated Statements of Financial Condition and record an associated liability to the client in “Other payables” as we must fulfill our clients’ future fractional share redemptions. We account for the fractional share assets and related repurchase liabilities at fair value. The fair values of the fractional share assets and liabilities are determined based on quoted prices in active markets and are classified within Level 1 of the fair value hierarchy.

Brokerage client receivables, net

Brokerage client receivables include receivables from the clients of our broker-dealer subsidiaries and are principally for amounts due on cash and margin transactions. Such receivables are generally collateralized by securities owned by the clients. Securities beneficially owned by clients, including those that collateralize margin or other similar transactions, are not reflected on our Consolidated Statements of Financial Condition. See Note 6 for additional information regarding this collateral. Brokerage client receivables are reported at their outstanding principal balance, net of any allowance for credit losses. See the “Allowance for credit losses” section below for a discussion of our application of the practical expedient under the CECL guidance for financial assets secured by collateral.
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

We segregate our loan portfolio into six loan portfolio segments, which also serve as classes of financing receivables for purposes of credit analysis. These portfolio segments are: SBL, C&I, CRE (primarily loans that are secured by income-producing properties and CRE construction loans), REIT (loans made to businesses that own or finance income-producing real estate), residential mortgage, and tax-exempt. Loans in our SBL portfolio segment are primarily collateralized by the borrower’s marketable securities at advance rates consistent with industry standards and, to a lesser extent, the cash surrender value of any applicable life insurance policies. An insignificant portion of our SBL portfolio is collateralized by private securities or other financial instruments with a limited trading market. See Note 7 for additional information on our bank loans held for investment. See the “Allowance for credit losses” section below for information on our allowance policies.

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
The allowance for potential credit losses associated with these unfunded lending commitments is included in “Other payables” on our Consolidated Statements of Financial Condition. Refer to the “Allowance for credit losses” section that follows for a discussion of the reserve calculation methodology and Note 18 for additional information about these commitments.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
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

Loans to financial advisors, net

We offer loans to financial advisors for recruiting and retention purposes. The decision to extend credit to a financial advisor is generally based on their ability to generate future revenues. Loans offered are generally repaid over a five-to-ten year period, with interest recognized as earned, and are contingent upon continued affiliation with us. These loans are not assignable by the financial advisor and may only be assigned by us to a successor in interest. There is no fee income associated with these loans. In the event that the financial advisor is no longer affiliated with us, any unpaid balance of such loan becomes immediately due and payable to us and generally does not continue to accrue interest. Based upon the nature of these financing receivables, affiliation status (i.e., whether the advisor is actively affiliated with us or has terminated affiliation with us) is the primary credit risk factor within this portfolio. We present the outstanding balance of loans to financial advisors on our Consolidated Statements of Financial Condition, net of the allowance for credit losses. Refer to the allowance for credit losses section that follows for additional information related to our allowance for credit losses on our loans to financial advisors. See Note 8 for additional information on our loans to financial advisors.

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

Loans

We generally estimate the allowance for credit losses on our loan portfolios using credit risk models which incorporate relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable economic forecasts. After testing the reasonableness of a variety of economic forecast scenarios, each model is run using a single forecast scenario selected for such model. Our forecasts incorporate assumptions related to macroeconomic indicators including, but not limited to, U.S. gross domestic product (“GDP”), equity market indices, unemployment rates, and commercial real estate and residential home price indices. At the conclusion of our reasonable and supportable forecast period, which currently ranges from two to four years depending on the model and macroeconomic variables, we generally use a straight-line reversion approach over a one-year period, where applicable, to revert to historical loss information for C&I, REIT, and tax-exempt loans. For CRE and residential mortgage loans, we incorporate a reasonable and supportable forecast of various macroeconomic variables over the remaining life of the assets including an assumption that each macroeconomic variable will revert to a long-term expectation starting in years two to four of the forecast and largely completing within the first five years of the forecast. We assess the length of the reasonable and supportable forecast period and the reversion period, our reversion approach, our economic forecasts and our methodology for estimating the historical loss information on a quarterly basis.

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

See Note 7 for additional information about our bank loans, including credit quality indicators considered in developing the allowance for credit losses.

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

Available-for-sale securities

Credit losses on available-for-sale securities are limited to the difference between the security’s amortized cost basis and its fair value on the reporting date. Credit losses, if any, are recognized through an allowance for credit losses rather than as a direct reduction in amortized cost basis or the acquisition date fair value, as applicable. We expect zero credit losses on the portion of our available-for-sale securities portfolio that is comprised of U.S. government and government agency-backed securities and the related accrued interest receivable for which payments of both principal and interest are guaranteed, and for which we have not historically experienced any credit losses. Unrealized losses related to these available-for-sale securities are generally due to changes in market interest rates, and we have the ability and intent to hold these securities until recovery of the amortized cost basis. On a quarterly basis, we reassess our expectation of zero credit losses on such securities, giving consideration to any relevant changes in the securities or the issuer.

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
before recovery, the security’s book basis is written down to fair value through earnings. For available-for-sale debt securities that it is more likely than not that we will not sell before recovery, a provision for credit losses is recorded through earnings for the amount of the valuation decline below book basis that is attributable to credit losses. We consider the extent to which fair value is less than amortized cost, credit ratings and other factors related to the security in assessing whether a credit loss exists, and we measure the credit loss by comparing the present value of cash flows expected to be collected to the book basis of the security limited by the amount that the fair value is less than the book basis. The remaining difference between the security’s fair value and its book basis (that is, the decline in fair value not attributable to credit losses) is recognized in OCI on an after-tax basis. Changes in the allowance for credit losses are recorded as provisions for credit losses. Losses are charged against the allowance when we believe the security is uncollectible or we intend to sell the security. At September 30, 2025, based on our assessment of those securities not guaranteed by the U.S government or its agencies, we did not recognize an allowance for credit losses.

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

Goodwill

Goodwill represents the cost of acquired businesses in excess of the fair value of the related net assets acquired. Indefinite lived intangible assets such as goodwill are not amortized, but rather evaluated for impairment at least annually, or between annual impairment evaluation dates whenever events or circumstances indicate potential impairment exists. Impairment exists when the carrying value of a reporting unit, which is generally at the level of or one level below our business segments, exceeds its respective fair value.

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

Other assets

Other assets is primarily comprised of investments in corporate-owned life insurance, property and equipment, net, ROU lease assets, prepaid expenses, investments in FHLB and FRB stock, investments in real estate partnerships held by consolidated VIEs, and certain other investments which are not carried at fair value on a recurring basis. See Note 11 for additional information. Other assets also includes client-owned fractional shares for which we act in a principal capacity. See our client-owned fractional shares policy above for additional information.

We maintain investments in corporate-owned life insurance policies primarily utilized to indirectly fund certain non-qualified deferred compensation plans and other employee benefit plans. These life insurance policies are recorded at cash surrender value as determined by the insurer. See Note 22 for information on the non-qualified deferred compensation plans.

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

Additions, improvements and expenditures that extend the useful life of an asset are capitalized. Expenditures for repairs and maintenance, as well as all maintenance costs associated with software applications, are expensed in the period incurred. Depreciation expense associated with property and equipment is included in “Occupancy and equipment” expense on our Consolidated Statements of Income and Comprehensive Income. Amortization expense associated with computer software is included in “Communications and information processing” expense on our Consolidated Statements of Income and Comprehensive Income. Gains and losses on disposals of property and equipment are included in “Other” revenues on our Consolidated Statements of Income and Comprehensive Income in the period of disposal. See Note 12 for additional information regarding our property and equipment.

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

We record our ROU lease assets at the amount of the lease liability plus any prepaid rent, amounts paid for lessor-owned leasehold improvements, and initial direct costs, less any lease incentives and accrued rent. We record lease liabilities at commencement date (or acquisition date, for leases assumed through acquisitions) based on the present value of lease payments over the lease term, which is discounted using our commencement date or acquisition date incremental borrowing rate, or at the imputed rate within the lease, as appropriate. Our incremental borrowing rate considers the weighted-average yields on our senior notes payable, adjusted for collateralization and tenor. Payments that vary because of changes in facts or circumstances occurring after the commencement date, such as operating expense payments under a real estate lease, are considered variable and are expensed in the period incurred. For our real estate leases, we elected the practical expedient to account for the lease and non-lease components as a single lease. Lease expense for our lease payments is recognized on a straight-line basis over the lease term if the ROU lease asset has not been impaired or abandoned. See Note 13 for additional information on our leases.

Bank deposits

Bank deposits include money market accounts, savings accounts, interest-bearing and non-interest-bearing demand deposits, and certificates of deposit held at our Bank segment. Bank deposits include deposits that are swept from the investment accounts of PCG clients through the RJBDP which are primarily included in money market and savings accounts, as well as deposits associated with our Enhanced Savings Program (“ESP”), which are primarily included within interest-bearing demand deposits, and certificates of deposit. Deposits are stated at the principal amount outstanding. Interest on deposits is accrued and charged to interest expense daily and is paid or credited in accordance with the terms of the respective accounts. The interest rates on the vast majority of our deposits are determined based on market rates and, in certain cases, may be linked to an index, such as the effective federal funds rate. See Note 14 for additional detail regarding deposits.

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

We record liabilities related to legal and regulatory matters in “Other payables” on our Consolidated Statements of Financial Condition. The determination of these liability amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss experienced by the client; the basis and validity of the claim; the possibility of wrongdoing on the part of one of our employees or financial advisors; previous results in similar cases; and legal precedents and case law. Each legal and regulatory matter is reviewed in each accounting period and the liability balance is adjusted as deemed appropriate by management. Any change in the liability amount is recorded through “Other” expense on our Consolidated Statements of Income and Comprehensive Income. The actual costs of resolving legal or regulatory matters may be substantially higher or lower than the recorded liability amounts for such matters. Our costs of defense related to such matters are expensed in the period they are incurred. Such defense costs are primarily related to external legal fees which are included within “Professional fees” on our Consolidated Statements of Income and Comprehensive Income. See Note 18 for additional information.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Share-based compensation

We account for the compensation cost related to share-based payment awards made to employees, directors, and independent contractors based on the estimated fair values of the awards on the date of grant. The compensation cost of our share-based awards, net of estimated forfeitures, is amortized over the requisite service period of the awards. For share-based payment awards with performance conditions, we estimate the expected level of achievement of the award and recognize the compensation cost based on the level of achievement deemed probable. Changes in the estimated outcome of our share-based awards with a performance condition are reflected as a cumulative adjustment to expense in the period of the change in estimate. Share-based compensation amortization is included in “Compensation, commissions and benefits” expense on our Consolidated Statements of Income and Comprehensive Income. See Note 22 for additional information on our share-based compensation.

Deferred compensation plans

We maintain various deferred compensation plans for the benefit of certain employees and independent contractors that provide a return to the participant based upon the performance of various referenced investments. For the Voluntary Deferred Compensation Plan (“VDCP”), Long-Term Incentive Plan (“LTIP”), and certain other plans, we purchase and hold corporate-owned life insurance policies on the lives of certain current and former participants to provide a source of funds available to satisfy our obligations under the plan. See Note 11 for information regarding the carrying value of such policies. Compensation expense is recognized for all awards made under such plans with future service requirements over the requisite service period using the straight-line method. Changes in the value of the corporate-owned life insurance policies, as well as the expenses associated with the related deferred compensation plans, are recorded in “Compensation, commissions and benefits” expense on our Consolidated Statements of Income and Comprehensive Income. See Note 22 for additional information.

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

Income taxes

The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year. We utilize the asset and liability method to provide for income taxes on all transactions recorded in our consolidated financial statements. This method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for book and tax purposes. Accordingly, a deferred tax asset or liability for each temporary difference is determined based on the tax rates that we expect to be in effect when the underlying items of income and expense are realized. Our net deferred tax assets and net deferred tax liabilities presented on the financial statements are based upon the jurisdictional footprint of the firm. We consider our major jurisdictions for disclosure purposes to be federal, state, Canada, and the UK. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns, including the repatriation of undistributed earnings of foreign subsidiaries. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or liquidity. See Note 17 for additional information on our income taxes.

We hold equity investments in certain structures which deliver tax benefits, including LIHTC funds, historic tax credit (“HTC”) funds, and renewable energy tax credit investments. For those LIHTC, HTC, and renewable energy tax credit equity investments that qualify for the application of the proportional amortization method, we apply such method. Under the proportional amortization method, such investment is amortized in proportion to the allocation of tax benefits received in each year, and the investment amortization and the tax benefits are presented on a net basis within “Provision for income taxes” on our Consolidated Statements of Income and Comprehensive Income. The income tax credits and other income tax benefits received related to such investments are included in “Cash flows from operating activities” on our Consolidated Statements of Cash Flows.

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

Earnings per share (“EPS”)

Basic EPS is calculated by dividing earnings attributable to common shareholders by the weighted-average common shares outstanding. Earnings attributable to common shareholders represents net income reduced by preferred stock dividends as well as the allocation of earnings and dividends to participating securities. Diluted EPS is calculated similarly to basic EPS adjusted for the dilutive effect of share-based awards, primarily certain restricted stock units (“RSUs”), by application of the treasury stock method.

Evaluation of VIEs to determine whether consolidation is required

A VIE requires consolidation by the entity’s primary beneficiary. Examples of entities that may be VIEs include certain legal entities structured as corporations, partnerships or LLCs.

We evaluate all of the entities in which we are involved to determine if the entity is a VIE and if so, whether we hold a variable interest and are the primary beneficiary. We hold variable interests primarily in the following VIEs: certain private equity investments, a trust fund established for employee retention purposes (“Restricted Stock Trust Fund”), certain LIHTC funds or funds of a similar nature, and certain other investment structures for which we receive tax credits. See Note 9 for additional information on our VIEs.

Determination of the primary beneficiary of a VIE

We consolidate VIEs when we are deemed to be the primary beneficiary of the VIE. The process for determining whether we are the primary beneficiary of the VIE is to conclude whether we are a party to the VIE holding a variable interest that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
investment. Additionally, under the tax credit fund’s designed structure, the investor member(s) or limited partner(s) receive nearly all of the tax credits and tax-deductible loss benefits designed to be delivered by the fund entity, as well as a majority of any proceeds upon a sale of a project partnership held by a tax credit fund (fund level residuals). RJAHI earns fees from the fund for its services in organizing the fund, identifying and acquiring the project partnership investments and ongoing asset management, and receives a share of any residuals arising from sale of project partnerships upon the termination of the fund. Such fees are recorded in “Other” revenues on our Consolidated Statements of Income and Comprehensive Income.

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

Direct investments in LIHTC project partnerships

Raymond James Bank and TriState Capital Bank are the investor members of LIHTC funds that deliver tax benefits which we have determined to be VIEs, and in which RJAHI, or its subsidiary, is the managing member. For Raymond James Bank, we have determined that it is the primary beneficiary of one such VIE and therefore, we consolidate the fund. TriState Capital Bank also holds investments in other LIHTC funds for which we have determined that we are not the primary beneficiary. LIHTC funds which we consolidate are investor members in certain LIHTC project partnerships. Since unrelated third parties are the managing members of the investee project partnerships, we have determined that consolidation of these project partnerships is not required and the funds account for their project partnership investments under the equity method. These investments are included in “Other assets” on our Consolidated Statements of Financial Condition. See Note 18 for information regarding our commitments to these investments.

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

Determining the useful life of an intangible asset also requires judgment. With the exception of certain customer relationships, the majority of our acquired intangible assets (e.g., customer relationships, trade names and non-compete agreements) are expected to have determinable useful lives. We estimate the useful lives of these intangible assets based on a number of factors including competitive environment, market share, trademark, brand history, underlying demand, and operating plans. Finite-lived intangible assets are amortized over their estimated useful life. Refer to Note 10 and our goodwill and intangible assets policies above for additional information.

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

$ in millions	Level 1	Level 2	Level 3	Netting adjustments (1)	Balance as of September 30, 2025
Assets at fair value on a recurring basis:
Trading assets:
Municipal and provincial obligations	$6	$403	$—	$—	$409
Corporate obligations	11	659	—	—	670
Government and agency obligations	41	108	—	—	149
Agency mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMOs”) and asset-backed securities (“ABS”)	—	231	—	—	231
Non-agency CMOs and ABS	—	36	—	—	36
Total debt securities	58	1,437	—	—	1,495
Equity securities	17	3	—	—	20
Brokered certificates of deposit	—	19	—	—	19
Other	—	—	4	—	4
Total trading assets	75	1,459	4	—	1,538
Available-for-sale securities (2)	430	6,458	—	—	6,888
Derivative assets:
Interest rate	2	304	—	(239)	67
Foreign exchange	—	1	—	—	1
Total derivative assets	2	305	—	(239)	68
All other investments:
Government and agency obligations (3)	92	—	—	—	92
Other	185	1	7	—	193
Total all other investments	277	1	7	—	285
Other assets - client-owned fractional shares	171	—	—	—	171
Subtotal	955	8,223	11	(239)	8,950
Other investments - private equity - measured at NAV					105
Total assets at fair value on a recurring basis	$955	$8,223	$11	$(239)	$9,055

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$3	$—	$—	$—	$3
Corporate obligations	—	651	—	—	651
Government and agency obligations	164	—	—	—	164
Agency MBS and CMOs	—	42	—	—	42
Total debt securities	167	693	—	—	860
Equity securities	31	—	—	—	31
Total trading liabilities	198	693	—	—	891
Derivative liabilities:
Interest rate	3	306	—	(123)	186
Foreign exchange	—	2	—	—	2
Other	—	—	2	—	2
Total derivative liabilities	3	308	2	(123)	190
Other payables - repurchase liabilities related to client-owned fractional shares	171	—	—	—	171
Total liabilities at fair value on a recurring basis	$372	$1,001	$2	$(123)	$1,252

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

$ in millions	Level 1	Level 2	Level 3	Netting adjustments (1)	Balance as of September 30, 2024
Assets at fair value on a recurring basis:
Trading assets:
Municipal and provincial obligations	$2	$304	$—	$—	$306
Corporate obligations	12	630	—	—	642
Government and agency obligations	49	144	—	—	193
Agency MBS, CMOs, and ABS	—	205	—	—	205
Non-agency CMOs and ABS	—	95	—	—	95
Total debt securities	63	1,378	—	—	1,441
Equity securities	14	2	—	—	16
Brokered certificates of deposit	—	20	—	—	20
Other	—	—	3	—	3
Total trading assets	77	1,400	3	—	1,480
Available-for-sale securities (2)	704	7,556	—	—	8,260
Derivative assets:
Interest rate	3	335	—	(246)	92
Foreign exchange	—	7	—	—	7
Other	—	—	4	—	4
Total derivative assets	3	342	4	(246)	103
All other investments:
Government and agency obligations (3)	91	—	—	—	91
Other	101	1	7	—	109
Total all other investments	192	1	7	—	200
Other assets - client-owned fractional shares	133	—	—	—	133
Subtotal	1,109	9,299	14	(246)	10,176
Other investments - private equity - measured at NAV					102
Total assets at fair value on a recurring basis	$1,109	$9,299	$14	$(246)	$10,278

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$5	$—	$—	$—	$5
Corporate obligations	—	598	—	—	598
Government and agency obligations	243	6	—	—	249
Agency MBS and CMOs	—	26	—	—	26
Total debt securities	248	630	—	—	878
Equity securities	97	1	—	—	98
Total trading liabilities	345	631	—	—	976
Derivative liabilities:
Interest rate	3	343	—	(123)	223
Foreign exchange	—	1	—	—	1
Total derivative liabilities	3	344	—	(123)	224
Other payables - repurchase liabilities related to client-owned fractional shares	133	—	—	—	133
Total liabilities at fair value on a recurring basis	$481	$975	$—	$(123)	$1,333

(1)Netting adjustments represent the impact of counterparty and collateral netting on our derivative balances included on our Consolidated Statements of Financial Condition. See Note 5 for additional information.
(2)Our available-for-sale securities primarily consist of agency MBS, agency CMOs, and U.S. Treasuries. See Note 4 for additional information.
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

Year ended September 30, 2025 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading assets	Derivative assets	Other investments	Derivative liabilities
$ in millions	Other	Other	All other	Other
Fair value beginning of year	$3	$4	$7	$—
Total gains/(losses) included in earnings	3	(2)	—	(2)
Purchases and contributions	98	—	—	—
Sales and distributions	(100)	(2)	—	—
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of year	$4	$—	$7	$(2)
Unrealized gains/(losses) for the year included in earnings for instruments held at the end of the year	$—	$—	$—	$(2)

Year ended September 30, 2024 Level 3 instruments at fair value
	Financial assets
	Trading assets	Derivative assets	Other investments
$ in millions	Other	Other	Other
Fair value beginning of year	$4	$—	$30
Total gains/(losses) included in earnings	—	4	(3)
Purchases and contributions	100	—	—
Sales and distributions	(101)	—	(20)
Transfers:
Into Level 3	—	—	—
Out of Level 3	—	—	—
Fair value end of year	$3	$4	$7
Unrealized gains/(losses) for the year included in earnings for instruments held at the end of the year	$(3)	$4	$—

As of September 30, 2025, 10% of our assets and 2% of our liabilities were measured at fair value on a recurring basis. In comparison, as of September 30, 2024, 12% of our assets and 2% of our liabilities were measured at fair value on a recurring basis. As of both September 30, 2025 and 2024, Level 3 assets represented less than 1% of our assets measured at fair value on a recurring basis.

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

Our private equity portfolio as of September 30, 2025 primarily included investments in third-party funds, including growth equity, venture capital, and mezzanine lending fund investments. Our investments cannot be redeemed directly with the funds.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Our investments are monetized through the liquidation of underlying assets of fund investments, the timing of which is uncertain.
The following table presents the recorded value and unfunded commitments related to our private equity investments portfolio.

$ in millions	Recorded value	Unfunded commitment
September 30, 2025
Private equity investments measured at NAV	$105	$38
Private equity investments not measured at NAV	7
Total private equity investments	$112

September 30, 2024
Private equity investments measured at NAV	$102	$26
Private equity investments not measured at NAV	7
Total private equity investments	$109

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

$ in millions	Level 2	Level 3	Total fair value	Valuation technique(s)	Unobservable input	Range (weighted-average)
September 30, 2025
Bank loans:
Residential mortgage loans	$5	$7	$12	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.5 yrs.)
Corporate loans	$—	$179	$179	Collateral or discounted cash flow (1)	Recovery rate	24% - 96% (76%)
Loans held for sale	$31	$—	$31	N/A	N/A	N/A
September 30, 2024
Bank loans:
Residential mortgage loans	$2	$7	$9	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.5 yrs.)
Corporate loans	$—	$106	$106	Collateral or discounted cash flow (1)	Recovery rate	0% - 37% (37%)

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
(2)See the “Bank loans, net - Loans held for sale” section of Note 2 of this Form 10-K for information on the valuation techniques used in the valuation of our loans held for sale measured at fair value on a nonrecurring basis.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Financial instruments not recorded at fair value

Many, but not all, of the financial instruments we hold were recorded at fair value on the Consolidated Statements of Financial Condition.  The following table presents the estimated fair value and fair value hierarchy of financial assets and liabilities that are not recorded at fair value on the Consolidated Statements of Financial Condition at September 30, 2025 and 2024. This table excludes financial instruments that are carried at amounts which approximate fair value.

$ in millions	Level 2	Level 3	Total estimated fair value	Carrying amount
September 30, 2025
Financial assets:
Bank loans, net	$386	$50,362	$50,748	$51,345
Financial liabilities:
Bank deposits - certificates of deposit	$1,943	$—	$1,943	$1,937
Senior notes payable	$3,299	$—	$3,299	$3,520

September 30, 2024
Financial assets:
Bank loans, net	$183	$45,002	$45,185	$45,879
Financial liabilities:
Bank deposits - certificates of deposit	$2,623	$—	$2,623	$2,612
Other borrowings - subordinated notes payable	$97	$—	$97	$99
Senior notes payable	$1,874	$—	$1,874	$2,040

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

Bank loans, net: These financial instruments are primarily comprised of loans originated or purchased by our Bank segment and include SBL, C&I loans, commercial and residential real estate loans, REIT loans, and tax-exempt loans intended to be held until maturity or payoff. These financial instruments are primarily recorded at amounts that result from the application of the accounting methodologies for loans held for investment summarized in Note 2. Certain bank loans are held for sale, which are carried at the lower of cost or market value. A portion of these loans held for sale, as well as certain held for investment loans which have been written-down, are recorded at fair value as nonrecurring fair value measurements and therefore are excluded from the preceding table.

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

Payables: Brokerage client payables, accrued compensation, commissions and benefits, and other payables are recorded at amounts that approximate fair value and are classified as Level 2 under the fair value hierarchy.

Other borrowings: Other borrowings primarily included our Bank segment’s borrowings from the FHLB and, as of September 30, 2024, our 5.75% fixed-to-floating subordinated notes due 2030, which were redeemed on August 15, 2025. FHLB advances generally reflect terms that approximate current market rates for similar loans and therefore, their carrying value approximates fair value. Our FHLB advances were classified as Level 2 under the fair value hierarchy. The fair value of the subordinated notes as of September 30, 2024 was estimated by discounting scheduled cash flows through the estimated maturity using market rates for borrowings of similar maturities and was classified as Level 2 under the fair value hierarchy.

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

$ in millions	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2025
Agency residential MBS	$3,531	$3	$(265)	$3,269
Agency commercial MBS	1,223	—	(85)	1,138
Agency CMOs	1,421	3	(147)	1,277
U.S. Treasuries	429	1	—	430
Other agency obligations	229	—	(2)	227
Non-agency residential MBS	484	1	(32)	453
Corporate bonds	79	1	(1)	79
Other	14	1	—	15
Total available-for-sale securities	$7,410	$10	$(532)	$6,888

September 30, 2024
Agency residential MBS	$4,147	$3	$(327)	$3,823
Agency commercial MBS	1,415	—	(119)	1,296
Agency CMOs	1,394	1	(170)	1,225
U.S. Treasuries	706	—	(2)	704
Other agency obligations	565	—	(6)	559
Non-agency residential MBS	553	1	(27)	527
Corporate bonds	107	1	(2)	106
Other	19	1	—	20
Total available-for-sale securities	$8,906	$7	$(653)	$8,260

The amortized costs and fair values in the preceding table exclude $18 million and $23 million of accrued interest on available-for-sale securities as of September 30, 2025 and 2024, respectively, which was included in “Other receivables, net” on our Consolidated Statements of Financial Condition.

See Note 6 for additional information regarding available-for-sale securities pledged with the FHLB and FRB.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
The following table details the contractual maturities, amortized costs, fair values and current yields for our available-for-sale securities.  Weighted-average yields are calculated on a taxable-equivalent basis based on estimated annual income divided by the average amortized cost of these securities. Since our MBS and CMO available-for-sale securities are backed by mortgages, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. As a result, the weighted-average life of our available-for-sale securities portfolio, after factoring in estimated prepayments, was approximately 3.8 years as of September 30, 2025.

	September 30, 2025
$ in millions	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency residential MBS
Amortized cost	$1	$208	$1,581	$1,741	$3,531
Fair value	$1	$198	$1,470	$1,600	$3,269
Weighted-average yield	2.00%	1.44%	1.32%	2.45%	1.88%
Agency commercial MBS
Amortized cost	$223	$816	$138	$46	$1,223
Fair value	$219	$760	$121	$38	$1,138
Weighted-average yield	1.59%	1.35%	1.27%	1.85%	1.40%
Agency CMOs
Amortized cost	$—	$—	$33	$1,388	$1,421
Fair value	$—	$—	$30	$1,247	$1,277
Weighted-average yield	—%	—%	1.35%	2.34%	2.31%
U.S. Treasuries
Amortized cost	$233	$196	$—	$—	$429
Fair value	$233	$197	$—	$—	$430
Weighted-average yield	4.11%	4.11%	—%	—%	4.11%
Other agency obligations
Amortized cost	$88	$104	$28	$9	$229
Fair value	$88	$103	$28	$8	$227
Weighted-average yield	2.80%	3.63%	2.42%	3.07%	3.14%
Non-agency residential MBS
Amortized cost	$—	$—	$—	$484	$484
Fair value	$—	$—	$—	$453	$453
Weighted-average yield	—%	—%	—%	4.14%	4.14%
Corporate bonds
Amortized cost	$9	$47	$23	$—	$79
Fair value	$10	$47	$22	$—	$79
Weighted-average yield	5.63%	5.09%	5.02%	—%	5.14%
Other
Amortized cost	$—	$—	$5	$9	$14
Fair value	$—	$—	$5	$10	$15
Weighted-average yield	—%	—%	6.97%	6.81%	6.86%
Total available-for-sale securities
Amortized cost	$554	$1,371	$1,808	$3,677	$7,410
Fair value	$551	$1,305	$1,676	$3,356	$6,888
Weighted-average yield	2.91%	2.06%	1.39%	2.64%	2.25%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
The following table details the gross unrealized losses and fair values of securities that were in a loss position at the reporting period end, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
$ in millions	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
September 30, 2025
Agency residential MBS	$23	$—	$2,994	$(265)	$3,017	$(265)
Agency commercial MBS	—	—	1,129	(85)	1,129	(85)
Agency CMOs	2	—	978	(147)	980	(147)
U.S. Treasuries	215	—	9	—	224	—
Other agency obligations	—	—	227	(2)	227	(2)
Non-agency residential MBS	—	—	380	(32)	380	(32)
Corporate bonds	—	—	15	(1)	15	(1)
Other	1	—	5	—	6	—
Total	$241	$—	$5,737	$(532)	$5,978	$(532)
September 30, 2024
Agency residential MBS	$—	$—	$3,679	$(327)	$3,679	$(327)
Agency commercial MBS	—	—	1,287	(119)	1,287	(119)
Agency CMOs	30	—	1,114	(170)	1,144	(170)
U.S. Treasuries	475	—	229	(2)	704	(2)
Other agency obligations	10	—	539	(6)	549	(6)
Non-agency residential MBS	—	—	417	(27)	417	(27)
Corporate bonds	—	—	42	(2)	42	(2)
Other	—	—	4	—	4	—
Total	$515	$—	$7,311	$(653)	$7,826	$(653)

At September 30, 2025, of the 779 available-for-sale securities in an unrealized loss position, 15 were in a continuous unrealized loss position for less than 12 months and 764 securities were in a continuous unrealized loss position for greater than 12 months.

At September 30, 2025, debt securities we held in excess of ten percent of our equity included those issued by the Federal National Home Mortgage Association and Federal Home Loan Mortgage Corporation with amortized costs of $3.51 billion and $2.15 billion, respectively, and fair values of $3.24 billion and $1.95 billion, respectively.

During the year ended September 30, 2025, we received proceeds of $78 million from sales of available-for-sale securities resulting in $2 million of losses. Such losses were reclassified from AOCI to “Other” revenue on the Consolidated Statements of Income and Comprehensive Income during the year ended September 30, 2025. There were no sales of available-for-sale securities during the years ended September 30, 2024 and 2023.

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

	September 30, 2025			September 30, 2024
$ in millions	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate (1)	$306	$309	$20,446	$336	$346	$20,629
Foreign exchange	—	2	539	2	1	949
Other	—	2	1,096	4	—	1,105
Subtotal	306	313	22,081	342	347	22,683
Derivatives designated as hedging instruments
Interest rate	—	—	850	2	—	1,250
Foreign exchange	1	—	1,242	5	—	1,226
Subtotal	1	—	2,092	7	—	2,476
Total gross fair value/notional amount	307	313	$24,173	349	347	$25,159
Offset on the Consolidated Statements of Financial Condition
Counterparty netting	(92)	(92)		(86)	(86)
Cash collateral netting	(147)	(31)		(160)	(37)
Total amounts offset	(239)	(123)		(246)	(123)
Net amounts presented on the Consolidated Statements of Financial Condition	68	190		103	224
Gross amounts not offset on the Consolidated Statements of Financial Condition
Financial instruments	(1)	—		(5)	—
Total	$67	$190		$98	$224

(1)Included to-be-announced security contracts that are accounted for as derivatives.

The following table details the gains/(losses) included in AOCI, net of income taxes, on derivatives designated as hedging instruments. These amounts do not include any offsetting gains/(losses) on the related hedged item. These gains/(losses) included any amounts reclassified from AOCI to net income during the year. See Note 19 for additional information.

	Year ended September 30,
$ in millions	2025	2024	2023
Interest rate (cash flow hedges)	$—	$(37)	$1
Foreign exchange (net investment hedges)	39	2	(10)
Total gains/(losses) included in AOCI, net of taxes	$39	$(35)	$(9)

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for each of the years ended September 30, 2025, 2024, or 2023.  We expect to reclassify $8 million of interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is two years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
The following table details the gains/(losses) on derivatives not designated as hedging instruments recognized on the Consolidated Statements of Income and Comprehensive Income. These amounts do not include any offsetting gains/(losses) on the related hedged item.

		Year ended September 30,
$ in millions	Location of gains/(losses)	2025	2024	2023
Interest rate	Principal transactions/other revenue	$15	$11	$20
Foreign exchange (1)	Other revenue	$13	$(21)	$(23)
Other	Principal transactions	$(4)	$4	$2

(1)The impacts included in our Consolidated Statements of Income and Comprehensive income of these gains/(losses) net of the gains/(losses) on the related hedged item were gains of $10 million, $7 million, and $6 million for the year ended September 30, 2025, 2024, and 2023 respectively.

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

Derivatives with credit-risk-related contingent features

Certain of our derivative contracts contain provisions that require our debt to maintain an investment-grade rating from one or more of the major credit rating agencies or contain provisions related to default on certain of our outstanding debt. If our debt were to fall below investment-grade or we were to default on certain of our outstanding debt, the counterparties to the derivative instruments could terminate the derivative and request immediate payment, or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position was not significant at either September 30, 2025 or 2024.

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

	Collateralized agreements			Collateralized financings
$ in millions	Reverse repurchase agreements	Securities borrowed	Total	Repurchase agreements	Securities loaned	Total
September 30, 2025
Gross amounts of recognized assets/liabilities	$302	$396	$698	$325	$786	$1,111
Gross amounts offset on the Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts included in the Consolidated Statements of Financial Condition	302	396	698	325	786	1,111
Gross amounts not offset on the Consolidated Statements of Financial Condition	(302)	(372)	(674)	(325)	(768)	(1,093)
Net amounts	$—	$24	$24	$—	$18	$18
September 30, 2024
Gross amounts of recognized assets/liabilities	$413	$336	$749	$402	$536	$938
Gross amounts offset on the Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts included in the Consolidated Statements of Financial Condition	413	336	749	402	536	938
Gross amounts not offset on the Consolidated Statements of Financial Condition	(413)	(326)	(739)	(402)	(522)	(924)
Net amounts	$—	$10	$10	$—	$14	$14

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

	September 30,
$ in millions	2025	2024
Repurchase agreements:
Government and agency obligations	$125	$206
Agency MBS and agency CMOs	200	196
Total repurchase agreements	325	402
Securities loaned:
Equity securities	786	536
Total collateralized financings	$1,111	$938

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
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

	September 30,
$ in millions	2025	2024
Collateral we received that was available to be delivered or repledged	$4,003	$3,800
Collateral that we delivered or repledged	$2,080	$1,653

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

	September 30,
$ in millions	2025	2024
Had the right to deliver or repledge	$1,265	$1,281
Did not have the right to deliver or repledge	$66	$66

We pledge certain of our bank loans and available-for-sale securities with the FHLB as security for both the repayment of certain borrowings and to secure capacity for additional borrowings as needed. We also pledge certain loans and available-for-sale securities with the FRB to be eligible to participate in the Federal Reserve’s discount window program and to participate in certain deposit programs. The FHLB and the FRB do not have the ability to sell or repledge such loans and securities. For additional information regarding our outstanding FHLB advances see Note 15. The following table presents information about our assets that have been pledged with the FHLB or FRB.

	September 30,
$ in millions	2025	2024
Assets pledged with the FHLB or FRB:
Available-for-sale securities	$2,435	$3,979
Bank loans	31,014	11,794
Total assets pledged with the FHLB or FRB	$33,449	$15,773

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

Loan balances in the following tables are presented at amortized cost (outstanding principal balance net of unamortized purchase discounts or premiums, unearned income, deferred origination fees and costs, and charge-offs), except for certain held for sale loans recorded at fair value. Bank loans are presented on our Consolidated Statements of Financial Condition at amortized cost less the allowance for credit losses or fair value where applicable.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
The following table presents the balances for held for investment loans by portfolio segment and held for sale loans.

	September 30,
$ in millions	2025	2024
SBL	$19,775	$16,233
C&I loans	10,777	9,953
CRE loans	7,840	7,615
REIT loans	1,690	1,716
Residential mortgage loans	10,295	9,412
Tax-exempt loans	1,226	1,338
Total loans held for investment	51,603	46,267
Held for sale loans	416	184
Total loans held for sale and investment	52,019	46,451
Allowance for credit losses	(452)	(457)
Bank loans, net	$51,567	$45,994

ACL as a % of total loans held for investment	0.88%	0.99%
Accrued interest receivable on bank loans (included in “Other receivables, net”)	$216	$214

See Note 6 for additional information regarding bank loans pledged with the FHLB and FRB and Note 15 for additional information regarding borrowings from the FHLB.

Held for sale loans

We originated or purchased $3.57 billion, $2.80 billion, and $2.74 billion of loans held for sale during the years ended September 30, 2025, 2024, and 2023, respectively. The majority of these loans were purchases of the guaranteed portions of SBA loans that were initially classified as loans held for sale upon purchase and subsequently transferred to trading instruments once they had been securitized into pools. Proceeds from the sales of these loans held for sale and not securitized amounted to $1.08 billion, $618 million, and $835 million for the years ended September 30, 2025, 2024 and 2023, respectively. Net gains resulting from such sales were insignificant for each of the years ended September 30, 2025, 2024, and 2023.

Purchases and sales of loans held for investment

The following table presents purchases and sales of loans held for investment by portfolio segment.

$ in millions	C&I loans	CRE loans	REIT loans	Residential mortgage loans	Total
Year ended September 30, 2025
Purchases	$1,003	$—	$14	$287	$1,304
Sales	$219	$13	$—	$—	$232
Year ended September 30, 2024
Purchases	$1,038	$—	$5	$296	$1,339
Sales	$376	$—	$9	$—	$385
Year ended September 30, 2023
Purchases	$465	$39	$24	$456	$984
Sales	$643	$—	$—	$—	$643

Sales in the preceding table represent the recorded investment (i.e., net of charge-offs and discounts or premiums) of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. As more fully described in Note 2, corporate loan sales generally occur as part of our credit management activities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Past due, nonaccrual, and modified loans

The following table presents information on delinquency status of our loans held for investment.

$ in millions	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual with allowance	Nonaccrual with no allowance	Current and accruing	Total loans held for investment
September 30, 2025
SBL	$1	$—	$1	$—	$—	$19,774	$19,775
C&I loans	1	—	1	39	5	10,732	10,777
CRE loans	—	—	—	101	9	7,730	7,840
REIT loans	—	—	—	19	—	1,671	1,690
Residential mortgage loans	5	—	5	—	13	10,277	10,295
Tax-exempt loans	—	—	—	—	—	1,226	1,226
Total loans held for investment	$7	$—	$7	$159	$27	$51,410	$51,603

September 30, 2024
SBL	$3	$—	$3	$—	$—	$16,230	$16,233
C&I loans	—	—	—	58	—	9,895	9,953
CRE loans	—	—	—	67	18	7,530	7,615
REIT loans	—	—	—	19	—	1,697	1,716
Residential mortgage loans	3	—	3	—	13	9,396	9,412
Tax-exempt loans	—	—	—	—	—	1,338	1,338
Total loans held for investment	$6	$—	$6	$144	$31	$46,086	$46,267
The preceding table included $109 million and $89 million at September 30, 2025 and 2024, respectively, of nonaccrual loans which were current pursuant to their contractual terms.

As more fully described in Note 2, in the normal course of business, we may modify the original terms of a loan agreement to a borrower experiencing financial difficulty, which may include a borrower in default, financial distress, bankruptcy, or other circumstances. Loans to borrowers experiencing financial difficulty modified during the years ended September 30, 2025 and 2024 were not significant.

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

		September 30,
$ in millions	Nature of collateral	2025	2024
C&I loans	Commercial real estate and other business assets	$13	$9
CRE loans	Office, hospitality, multi-family residential, industrial, healthcare, and medical office real estate	$165	$115
REIT loans	Office real estate	$113	$—
Residential mortgage loans	Single family homes	$9	$8

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
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

	As of and for the year ended September 30, 2025
	Loans by origination fiscal year
$ in millions	2025	2024	2023	2022	2021	Prior	Revolving loans	Total
SBL
Risk rating:
Pass	$21	$62	$30	$20	$29	$43	$19,485	$19,690
Special mention (1)	—	—	—	—	—	—	85	85
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total SBL	$21	$62	$30	$20	$29	$43	$19,570	$19,775
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

C&I loans
Risk rating:
Pass	$746	$743	$366	$1,016	$849	$3,495	$3,455	$10,670
Special mention	—	—	16	1	—	—	3	20
Substandard	—	1	—	—	2	64	20	87
Doubtful	—	—	—	—	—	—	—	—
Total C&I loans	$746	$744	$382	$1,017	$851	$3,559	$3,478	$10,777
Gross charge-offs	$—	$—	$—	$—	$—	$32	$1	$33

CRE loans
Risk rating:
Pass	$1,333	$789	$1,023	$1,698	$599	$1,473	$612	$7,527
Special mention	—	—	25	90	—	7	—	122
Substandard	—	—	27	86	—	55	—	168
Doubtful	—	—	—	—	—	23	—	23
Total CRE loans	$1,333	$789	$1,075	$1,874	$599	$1,558	$612	$7,840
Gross charge-offs	$—	$—	$—	$—	$—	$11	$1	$12

REIT loans
Risk rating:
Pass	$289	$128	$158	$59	$113	$241	$570	$1,558
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	19	—	113	—	—	132
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$289	$128	$177	$59	$226	$241	$570	$1,690
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage loans
Risk rating:
Pass	$1,810	$1,206	$1,465	$2,511	$1,389	$1,849	$42	$10,272
Special mention	—	—	—	1	1	3	—	5
Substandard	—	—	—	6	—	12	—	18
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$1,810	$1,206	$1,465	$2,518	$1,390	$1,864	$42	$10,295
Gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$1

Tax-exempt loans
Risk rating:
Pass	$49	$62	$57	$215	$144	$699	$—	$1,226
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$49	$62	$57	$215	$144	$699	$—	$1,226
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

(1)As of September 30, 2025, this balance related to a loan which was collateralized by private securities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

	September 30, 2024
	Loans by origination fiscal year
$ in millions	2024	2023	2022	2021	2020	Prior	Revolving loans	Total
SBL
Risk rating:
Pass	$131	$30	$15	$76	$27	$52	$15,900	$16,231
Special mention	—	—	—	—	—	—	—	—
Substandard (1)	2	—	—	—	—	—	—	2
Doubtful	—	—	—	—	—	—	—	—
Total SBL	$133	$30	$15	$76	$27	$52	$15,900	$16,233
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

C&I loans
Risk rating:
Pass	$616	$454	$1,178	$716	$586	$3,287	$2,966	$9,803
Special mention	—	4	1	—	54	1	—	60
Substandard	—	—	—	—	46	25	12	83
Doubtful	—	—	—	—	—	5	2	7
Total C&I loans	$616	$458	$1,179	$716	$686	$3,318	$2,980	$9,953
Gross charge-offs	$—	$—	$—	$3	$4	$38	$—	$45

CRE loans
Risk rating:
Pass	$873	$1,156	$2,082	$930	$706	$1,111	$435	$7,293
Special mention	—	30	76	—	14	16	—	136
Substandard	—	58	9	5	9	89	16	186
Doubtful	—	—	—	—	—	—	—	—
Total CRE loans	$873	$1,244	$2,167	$935	$729	$1,216	$451	$7,615
Gross charge-offs	$—	$—	$—	$—	$—	$21	$—	$21

REIT loans
Risk rating:
Pass	$172	$250	$167	$135	$55	$195	$564	$1,538
Special mention	—	—	—	—	—	—	—	—
Substandard	—	19	—	—	40	—	119	178
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$172	$269	$167	$135	$95	$195	$683	$1,716
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage loans
Risk rating:
Pass	$1,373	$1,637	$2,725	$1,493	$858	$1,260	$39	$9,385
Special mention	—	—	1	1	—	5	—	7
Substandard	—	—	8	—	—	12	—	20
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$1,373	$1,637	$2,734	$1,494	$858	$1,277	$39	$9,412
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Tax-exempt loans
Risk rating:
Pass	$62	$57	$248	$153	$52	$766	$—	$1,338
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$62	$57	$248	$153	$52	$766	$—	$1,338
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

(1)As of September 30, 2024, this balance related to a loan which was collateralized by certain securities with a limited trading market.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

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

	September 30, 2025
	Loans by origination fiscal year
$ in millions	2025	2024	2023	2022	2021	Prior	Revolving loans	Total
FICO score:
Below 600	$5	$5	$11	$17	$7	$18	$—	$63
600 - 699	74	60	66	96	43	90	5	434
700 - 799	1,424	747	815	1,419	744	1,026	29	6,204
800 +	306	392	572	986	594	727	8	3,585
FICO score not available	1	2	1	—	2	3	—	9
Total	$1,810	$1,206	$1,465	$2,518	$1,390	$1,864	$42	$10,295

LTV ratio:
Below 80%	$1,271	$874	$1,037	$1,926	$1,100	$1,432	$41	$7,681
80%+	539	332	428	592	290	432	1	2,614
Total	$1,810	$1,206	$1,465	$2,518	$1,390	$1,864	$42	$10,295

	September 30, 2024
	Loans by origination fiscal year
$ in millions	2024	2023	2022	2021	2020	Prior	Revolving loans	Total
FICO score:
Below 600	$1	$7	$13	$5	$3	$14	$—	$43
600 - 699	79	52	107	52	44	124	5	463
700 - 799	1,093	992	1,564	793	469	636	23	5,570
800 +	197	584	1,050	642	341	499	10	3,323
FICO score not available	3	2	—	2	1	4	1	13
Total	$1,373	$1,637	$2,734	$1,494	$858	$1,277	$39	$9,412

LTV ratio:
Below 80%	$988	$1,155	$2,104	$1,182	$665	$973	$38	$7,105
80%+	385	482	630	312	193	304	1	2,307
Total	$1,373	$1,637	$2,734	$1,494	$858	$1,277	$39	$9,412

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Allowance for credit losses

The following table presents changes in the allowance for credit losses on held for investment bank loans by portfolio segment.

$ in millions	SBL	C&I loans	CRE loans	REIT loans	Residential mortgage loans	Tax-exempt loans	Total
Year ended September 30, 2025
Balance at beginning of year	$6	$173	$188	$23	$65	$2	$457
Provision/(benefit) for credit losses	2	4	6	29	(3)	(1)	37
Net (charge-offs)/recoveries:
Charge-offs	—	(33)	(12)	—	(1)	—	(46)
Recoveries	—	4	1	—	—	—	5
Net (charge-offs)/recoveries	—	(29)	(11)	—	(1)	—	(41)
Foreign exchange translation adjustment	—	—	(1)	—	—	—	(1)
Balance at end of year	$8	$148	$182	$52	$61	$1	$452
ACL by loan portfolio segment as a % of total ACL	1.8%	32.7%	40.3%	11.5%	13.5%	0.2%	100.0%

Year ended September 30, 2024
Balance at beginning of year	$7	$214	$161	$16	$74	$2	$474
Provision/(benefit) for credit losses	(1)	1	48	7	(10)	—	45
Net (charge-offs)/recoveries:
Charge-offs	—	(45)	(21)	—	—	—	(66)
Recoveries	—	3	—	—	1	—	4
Net (charge-offs)/recoveries	—	(42)	(21)	—	1	—	(62)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of year	$6	$173	$188	$23	$65	$2	$457
ACL by loan portfolio segment as a % of total ACL	1.3%	38.0%	41.1%	5.0%	14.2%	0.4%	100.0%

Year ended September 30, 2023
Balance at beginning of year	$3	$226	$87	$21	$57	$2	$396
Provision/(benefit) for credit losses	4	32	84	(5)	17	—	132
Net (charge-offs)/recoveries:
Charge-offs	—	(45)	(13)	—	—	—	(58)
Recoveries	—	1	3	—	—	—	4
Net (charge-offs)/recoveries	—	(44)	(10)	—	—	—	(54)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of year	$7	$214	$161	$16	$74	$2	$474
ACL by loan portfolio segment as a % of total ACL	1.5%	45.1%	34.0%	3.4%	15.6%	0.4%	100.0%

The allowance for credit losses on bank loans held for investment decreased $5 million during the year ended September 30, 2025, primarily resulting from net-charges off during the year, partially offset by the bank loan provision for credit losses of $37 million during the year. The bank loan provision for credit losses for the year ended September 30, 2025 primarily reflected the impacts of loan downgrades, charge-offs, and specific reserves on certain loans, partially offset by the favorable impacts of an improved economic forecast and reserve releases related to certain loan sales and paydowns.

The allowance for credit losses on unfunded lending commitments, which is included in “Other payables” on our Consolidated Statements of Financial Condition, was $24 million at September 30, 2025 and $22 million at both September 30, 2024 and 2023.

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

	September 30,
$ in millions	2025	2024
Affiliated with the firm as of year end (1)	$1,658	$1,350
No longer affiliated with the firm as of year end (2)	7	16
Total loans to financial advisors	1,665	1,366
Allowance for credit losses	(39)	(40)
Loans to financial advisors, net	$1,626	$1,326
Accrued interest receivable on loans to financial advisors (included in “Other receivables, net”)	$12	$9
Allowance for credit losses as a percent of total loans to financial advisors	2.34%	2.93%

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

VIEs where we are the primary beneficiary

Of the VIEs in which we hold an interest, we have determined that certain LIHTC funds and other funds that qualify for tax credits and the Restricted Stock Trust Fund require consolidation in our financial statements, as we are deemed the primary beneficiary of such VIEs. The aggregate assets and liabilities of the VIEs we consolidate are provided in the following table. Aggregate assets and aggregate liabilities may differ from the consolidated carrying value of assets and liabilities due to the elimination of intercompany assets and liabilities held by the consolidated VIE.

$ in millions	Aggregate assets	Aggregate liabilities
September 30, 2025
LIHTC funds	$74	$20
Restricted Stock Trust Fund	19	19
Total	$93	$39

September 30, 2024
LIHTC funds	$136	$60
Restricted Stock Trust Fund	19	19
Total	$155	$79

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

The following table presents information about the carrying value of the assets and liabilities of the VIEs which we consolidate and which are included on our Consolidated Statements of Financial Condition. Intercompany balances are eliminated in consolidation and are not reflected in the following table.

	September 30,
$ in millions	2025	2024
Assets:
Cash and cash equivalents and assets segregated for regulatory purposes and restricted cash	$19	$17
Other assets	55	119
Total assets	$74	$136
Liabilities:
Other payables	$13	$37
Total liabilities	$13	$37
Noncontrolling interests	$1	$(6)

VIEs where we hold a variable interest but are not the primary beneficiary

As discussed in Note 2, we have concluded that for certain VIEs we are not the primary beneficiary and therefore do not consolidate these VIEs. Such VIEs primarily include certain LIHTC funds, certain other investments for which we receive tax credits, our interests in certain limited partnerships which are part of our Private Equity Interests, and other limited partnerships. Our risk of loss for these VIEs is limited to our investments in, advances to, and/or receivables due from these VIEs.

Aggregate assets, liabilities, and risk of loss

The aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary, are provided in the following table.

	September 30,
	2025			2024
$ in millions	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
LIHTC funds	$9,680	$3,031	$133	$9,049	$3,079	$116
Private Equity Interests	3,043	948	105	2,824	873	102
Other	596	217	115	204	146	64
Total	$13,319	$4,196	$353	$12,077	$4,098	$282

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
NOTE 10 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

Our goodwill and identifiable intangible assets result from various acquisitions. See Note 2 for a discussion of our goodwill and intangible assets accounting policies. The following table presents our goodwill and net identifiable intangible asset balances as of the dates indicated.

	September 30,
$ in millions	2025	2024
Goodwill	$1,451	$1,451
Identifiable intangible assets, net	396	435
Total goodwill and identifiable intangible assets, net	$1,847	$1,886

Goodwill

The following table summarizes our goodwill by segment and the balances and activity for the years indicated.

$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Total
Year ended September 30, 2025
Goodwill as of beginning of year	$578	$275	$69	$529	$1,451
Foreign currency translations	(1)	1	—	—	—
Goodwill as of end of year	$577	$276	$69	$529	$1,451

Year ended September 30, 2024
Goodwill as of beginning of year	$564	$275	$69	$529	$1,437
Foreign currency translations	14	—	—	—	14
Goodwill as of end of year	$578	$275	$69	$529	$1,451

Qualitative assessments

As described in Note 2, we perform goodwill impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We performed our latest annual goodwill impairment testing as of our January 1, 2025 evaluation date, evaluating balances as of December 31, 2024. In that testing, we performed a qualitative impairment assessment for each of our reporting units that had goodwill. Based upon the outcome of our qualitative assessments, no impairment was identified. No events have occurred since our annual assessment date that would cause us to update this impairment testing.

Identifiable intangible assets, net

The following table sets forth our identifiable intangible asset balances by segment, net of accumulated amortization, and activity for the years indicated.

$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Total
Year ended September 30, 2025
Net identifiable intangible assets as of beginning of year	$162	$40	$125	$108	$435
Amortization expense	(14)	(8)	(7)	(12)	(41)
Foreign currency translations	2	—	—	—	2
Net identifiable intangible assets as of end of year	$150	$32	$118	$96	$396

Year ended September 30, 2024
Net identifiable intangible assets as of beginning of year	$168	$50	$132	$120	$470
Amortization expense	(15)	(10)	(7)	(12)	(44)
Foreign currency translations	9	—	—	—	9
Net identifiable intangible assets as of end of year	$162	$40	$125	$108	$435

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
The following table summarizes our identifiable intangible assets by type.

	September 30,
	2025		2024
$ in millions	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Customer relationships	$347	$(143)	$349	$(127)
Core deposit intangible	89	(30)	89	(21)
Trade names	59	(17)	59	(13)
Developed technology	58	(24)	58	(17)
Non-amortizing customer relationships	57	—	57	—
All other	2	(2)	3	(2)
Total	$612	$(216)	$615	$(180)

The following table sets forth the projected amortization expense by fiscal year associated with our identifiable intangible assets with finite lives.

Fiscal year ended September 30,	$ in millions
2026	$39
2027	38
2028	37
2029	37
2030	35
Thereafter	153
Total	$339

Qualitative assessments

As described in Note 2, we perform impairment testing for our non-amortizing customer relationship intangible assets on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of the assets below their carrying value. We performed our latest annual impairment testing as of our January 1, 2025 evaluation date, evaluating the balance as of December 31, 2024. In that testing, we performed qualitative assessments for our non-amortizing customer relationship intangible assets. Based upon the outcome of our qualitative assessments, no impairment was identified. No events have occurred since such assessments that would cause us to update this impairment testing.

NOTE 11 - OTHER ASSETS

The following table details the components of other assets as of the dates indicated. See Note 2 for a discussion of our accounting policies related to certain of these components.

	September 30,
$ in millions	2025	2024
Investments in corporate-owned life insurance policies	$1,575	$1,396
Property and equipment, net	670	635
ROU lease assets	583	568
Prepaid expenses	218	220
Investments in FHLB and FRB stock	103	114
Client-owned fractional shares	171	133
All other	195	291
Total other assets	$3,515	$3,357

See Note 12 for additional information regarding our property and equipment and Note 13 for additional information regarding our leases.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
NOTE 12 - PROPERTY AND EQUIPMENT, NET

The following table presents the components of our property and equipment, net as of the dates indicated.

	September 30,
	2025			2024
$ in millions	Gross carrying value	Accumulated depreciation/ software amortization	Property and equipment, net	Gross carrying value	Accumulated depreciation/ software amortization	Property and equipment, net
Land	$30	$—	$30	$30	$—	$30
Software, including development in progress	959	(648)	311	870	(568)	302
Buildings, building components, leasehold and land improvements	488	(279)	209	465	(263)	202
Furniture, fixtures and equipment	516	(396)	120	456	(355)	101
Total	$1,993	$(1,323)	$670	$1,821	$(1,186)	$635

Depreciation expense associated with property and equipment was $68 million, $58 million, and $51 million for the years ended September 30, 2025, 2024, and 2023, respectively, and is included in “Occupancy and equipment” expense on our Consolidated Statements of Income and Comprehensive Income. Amortization expense associated with computer software was $86 million, $77 million, and $69 million for the years ended September 30, 2025, 2024, and 2023, respectively, and is included in “Communications and information processing” expense on our Consolidated Statements of Income and Comprehensive Income. We also incur software licensing fees, which are included in “Communications and information processing” expense on our Consolidated Statements of Income and Comprehensive Income.

NOTE 13 - LEASES

The following table presents the balances related to our leases on our Consolidated Statements of Financial Condition. See Note 2 for a discussion of our accounting policies related to leases.

	September 30,
$ in millions	2025	2024
ROU lease assets (included in “Other assets”)	$583	$568
Lease liabilities (included in “Other payables”)	$538	$533

The weighted-average remaining lease term and discount rate for our leases is presented in the following table.

	September 30,
	2025	2024
Weighted-average remaining lease term	5.8 years	6.3 years
Weighted-average discount rate	4.85%	4.87%

Lease expense

The following table details the components of lease expense, which is included in “Occupancy and equipment” expense on our Consolidated Statements of Income and Comprehensive Income.

	Year ended September 30,
$ in millions	2025	2024	2023
Lease costs	$148	$142	$133
Variable lease costs	$28	$37	$31

Variable lease costs in the preceding table included payments required under lease arrangements for common area maintenance charges and other variable costs that are not reflected in the measurement of ROU lease assets and lease liabilities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Lease liabilities

The maturities by fiscal year of our lease liabilities as of September 30, 2025 are presented in the following table.

Fiscal year ended September 30,	$ in millions
2026	$133
2027	118
2028	103
2029	86
2030	73
Thereafter	111
Gross lease payments	624
Less: interest	(86)
Present value of lease liabilities	$538

Lease liabilities as of September 30, 2025 excluded $55 million of minimum lease payments related to lease arrangements that were legally binding but had not yet commenced. These leases are estimated to commence in fiscal 2026 with lease terms ranging from 3 to 11 years.

NOTE 14 – BANK DEPOSITS

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

	September 30,
	2025		2024
$ in millions	Balance	Weighted-average rate	Balance	Weighted-average rate
Money market and savings accounts	$33,881	1.60%	$32,304	2.18%
Interest-bearing demand deposits	22,532	3.86%	20,570	4.56%
Certificates of deposit	1,937	4.21%	2,612	4.70%
Non-interest-bearing demand deposits	547	—	524	—
Total bank deposits	$58,897	2.56%	$56,010	3.18%

Total bank deposits included $26.56 billion and $23.98 billion as of September 30, 2025 and 2024, respectively, of cash balances which were swept to our Bank segment from the client investment accounts maintained at Raymond James & Associates, Inc. (“RJ&A”). Such deposits are held in Federal Deposit Insurance Corporation (“FDIC”)-insured bank accounts through the RJBDP, and substantially all of these deposits were included in money market and savings accounts in the preceding table. Total bank deposits in the preceding table included $13.47 billion and $14.02 billion of deposits as of September 30, 2025 and 2024, respectively, associated with our ESP, in which PCG clients deposit cash in a high-yield Raymond James Bank account. The vast majority of the ESP balances were reflected in interest-bearing demand deposits in the preceding table.

The following table details the amount of total bank deposits (which excluded affiliate deposits) that are FDIC-insured, as well as the amount that exceeded the FDIC insurance limit at each respective period end.

$ in millions	September 30, 2025	September 30, 2024
FDIC-insured bank deposits	$49,117	$48,964
Bank deposits exceeding FDIC insurance limit (1) (2)	9,780	7,046
Total bank deposits	$58,897	$56,010
FDIC-insured bank deposits as a % of total bank deposits	83%	87%

(1)Bank deposits that exceeded the FDIC insurance limit were calculated in accordance with applicable regulatory reporting requirements.
(2)Excluded affiliate deposits exceeding the FDIC insurance limit of $1.24 billion and $1.05 billion as of September 30, 2025 and 2024, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

The following table sets forth the amount of certificates of deposit that exceeded the FDIC insurance limit, categorized by the time remaining until maturity, as of September 30, 2025.

$ in millions	September 30, 2025
Three months or less	$83
Over three through six months	40
Over six through twelve months	29
Over twelve months	19
Total certificates of deposit that exceeded the FDIC insurance limit (1)	$171

(1)Total certificates of deposit that exceeded the FDIC insurance limit were calculated in accordance with applicable regulatory reporting requirements.

The maturities by fiscal year of our certificates of deposit as of September 30, 2025 are presented in the following table.

Fiscal year ended September 30,	$ in millions
2026	$1,610
2027	192
2028	70
2029	35
2030	30
Total certificates of deposit	$1,937

Interest expense on deposits, excluding interest expense related to affiliate deposits, is summarized in the following table.

	Year ended September 30,
$ in millions	2025	2024	2023
Money market and savings accounts	$586	$664	$527
Interest-bearing demand deposits	871	993	469
Certificates of deposit	91	123	84
Total interest expense on deposits	$1,548	$1,780	$1,080

We use an interest rate swap to manage the risk of increases in interest rates associated with certain money market and savings accounts by converting the balances subject to variable interest rates to a fixed interest rate. See Notes 2 and 5 for information regarding this interest rate swap, which has been designated and accounted for as a cash flow hedge.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

NOTE 15 – OTHER BORROWINGS

The following table details the components of our other borrowings.

	September 30, 2025			September 30, 2024
$ in millions	Weighted average interest rate	Maturity date	Balance	Weighted average interest rate	Maturity date	Balance
FHLB advances:
Floating rate - term	4.44%	December 2025 - December 2026	$500	5.14%	March 2025 - December 2025	$650
Fixed rate	4.10%	December 2028	200	4.47%	December 2024 - December 2028	300
Total FHLB advances			700			950
Subordinated notes - fixed-to-floating (including an unaccreted premium of $— and $1, respectively)	N/A	N/A	—	5.75%	May 2030	99
Total other borrowings			$700			$1,049

FHLB advances

We have entered into advances from the FHLB at our Bank segment, which are secured by certain of our bank loans and available-for-sale securities. The interest rates on our floating-rate advances are based on a Secured Overnight Financing Rate (“SOFR”) and reset daily. We use interest rate swaps to manage the risk of increases in interest rates associated with our floating-rate FHLB advances by converting the balances subject to variable interest rates to a fixed interest rate. See Notes 2 and 5 for information regarding these interest rate swaps, which have been designated and accounted for as cash flow hedges. See Note 6 for additional information regarding bank loans and available-for-sale securities pledged with the FHLB as security for our FHLB borrowings.
Subordinated notes

Our subordinated notes due May 2030, incurred interest at a fixed rate of 5.75% until May 15, 2025 and thereafter at a variable interest rate equal to 3-month CME Term Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment of 5.62% per annum. On August 15, 2025, we redeemed our subordinated notes, pursuant to the applicable indenture provisions. The subordinated notes were redeemed at their principal amount of $98 million, plus accrued and unpaid interest to, but excluding the redemption date utilizing cash on hand.

Credit Facility

RJF and RJ&A are parties to a revolving credit facility agreement (the “Credit Facility”), a committed unsecured line of credit under which both RJ&A and RJF have the ability to borrow. In September 2025, we amended the Credit Facility, extending the term to September 2030, increasing the borrowing capacity to $1 billion from $750 million, and incorporating a lower cost of borrowing under the Credit Facility. The interest rates on borrowings under the Credit Facility are variable and based on SOFR, as adjusted for RJF’s credit rating. There were no borrowings outstanding on the Credit Facility as of September 30, 2025 or September 30, 2024. There is a facility fee associated with the Credit Facility, which also varies with RJF’s credit rating (the “Variable Rate Facility Fee”). Based upon RJF’s credit rating as of September 30, 2025, the Variable Rate Facility Fee, which is applied to the committed amount, was 0.125% per annum.

Other

In addition to the Credit Facility, we maintain various secured and unsecured lines of credit, which are generally utilized to finance certain fixed income trading instruments or for cash management purposes. Borrowings during the year were generally day-to-day and there were no borrowings outstanding on these arrangements as of September 30, 2025 or September 30, 2024. The interest rates for these arrangements are variable and are based on a daily bank quoted rate, which may reference SOFR, the federal funds rate, a lender’s prime rate, the Canadian prime rate, or another commercially available rate, as applicable.

A portion of our fixed income transactions are cleared through a third-party clearing organization, which provides financing for the purchase of trading instruments to support such transactions. The amount of financing is based on the amount of trading inventory financed, as well as any deposits held at the clearing organization. Amounts outstanding under this financing

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
arrangement are collateralized by a portion of our trading inventory and accrue interest based on market rates. While we had borrowings outstanding as of September 30, 2025, the clearing organization is under no contractual obligation to lend to us under this arrangement. We also have other collateralized financings included in “Collateralized financings” on our Consolidated Statements of Financial Condition. See Note 6 for information regarding our other collateralized financing arrangements.

NOTE 16 – SENIOR NOTES PAYABLE

The following table summarizes our senior notes payable.

	September 30,
$ in millions	2025	2024
4.65% senior notes, due 2030	$500	$500
4.90% senior notes, due 2035	650	—
4.95% senior notes, due 2046	800	800
3.75% senior notes, due 2051	750	750
5.65% senior notes, due 2055	850	—
Total principal amount	3,550	2,050
Net unaccreted premiums/(discounts)	—	5
Unamortized debt issuance costs	(30)	(15)
Total senior notes payable	$3,520	$2,040

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

In September 2025, we sold $650 million in aggregate principal amount of 4.90% senior notes due September 2035 and $850 million in aggregate principal amount of 5.65% senior notes due September 2055 in a registered underwritten public offering. Interest on these senior notes is payable semi-annually. We may redeem some or all of these senior notes at any time prior to June 11, 2035 and March 11, 2055, respectively, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the redemption date at a discount rate equal to a designated U.S. Treasury rate, plus 15 basis points; and on or after June 11, 2035 and March 11, 2055, respectively, at 100% of the principal amount of the notes redeemed; plus, in each case, accrued and unpaid interest thereon to the redemption date.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

NOTE 17 – INCOME TAXES

For a discussion of our income tax accounting policies and other income tax-related information see Note 2.

The following table presents our U.S. and foreign components of pre-tax income for each respective period.

	Year ended September 30,
$ in millions	2025	2024	2023
U.S.	$2,608	$2,534	$2,193
Foreign	106	109	87
Pre-tax income	$2,714	$2,643	$2,280

The following table details the total income tax provision/(benefit) allocation for each respective period.

	Year ended September 30,
$ in millions	2025	2024	2023
Included in:
Net income	$579	$575	$541
Equity, arising from available-for-sale securities recorded through OCI	30	149	3
Equity, arising from cash flow hedges recorded through OCI	(2)	(12)	—
Equity, arising from currency translations, net of the impact of net investment hedges recorded through OCI	13	—	(4)
Total provision for income taxes	$620	$712	$540

The following table details our provision/(benefit) for income taxes included in net income for each respective period.

	Year ended September 30,
$ in millions	2025	2024	2023
Current:
Federal	$463	$486	$468
State and local	126	131	122
Foreign	42	41	39
Total current	$631	$658	$629
Deferred:
Federal	(26)	(68)	(59)
State and local	(21)	(12)	(16)
Foreign	(5)	(3)	(13)
Total deferred	$(52)	$(83)	$(88)
Total provision for income taxes included in net income	$579	$575	$541

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
The following table details a reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate to our actual provision for income taxes and the effective income tax rate for each respective period.

	Year ended September 30,
	2025		2024		2023
$ in millions	Amount	Rate	Amount	Rate	Amount	Rate
Provision calculated at statutory rate	$570	21.0%	$555	21.0%	$479	21.0%
State income tax, net of federal benefit	79	2.9%	87	3.3%	83	3.6%
Nondeductible executive compensation	18	0.7%	13	0.5%	13	0.6%
Foreign tax rate differential	14	0.5%	10	0.4%	8	0.4%
Excess tax benefits related to share-based compensation (1)	(44)	(1.6)%	(20)	(0.8)%	(21)	(0.9)%
Gains on corporate-owned life insurance policies which are not subject to tax	(28)	(1.0)%	(51)	(1.9)%	(22)	(1.0)%
Federal tax credits	(26)	(1.0)%	(23)	(1.0)%	(14)	(0.7)%
Nondeductible fines and penalties (2)	—	—%	(6)	(0.2)%	18	0.8%
Other, net	(4)	(0.2)%	10	0.5%	(3)	(0.1)%
Total	$579	21.3%	$575	21.8%	$541	23.7%

(1)Excess tax benefits related to share-based compensation were primarily attributable to the increase in fair value of our RSUs between grant date and delivery date which was $200 million, $91 million, and $95 million for the years ended September 30, 2025, 2024, and 2023, respectively.
(2)The year ended September 30, 2024, reflected the favorable impact of a legal and regulatory matters reserve release while the year ended September 30, 2023, reflected the impact of provisions for legal and regulatory matters.

For the years ended September 30, 2025, 2024, and 2023, respectively, we had investment tax credits of $10 million, $20 million, and $11 million primarily related to our equity investments in LIHTC funds and historic tax credit funds, as well as certain renewable energy tax structures. Such tax credits were included in “Federal tax credits” in the preceding table. We also hold equity investments in certain structures which deliver tax credits and other tax benefits that qualify for the application of the proportional amortization method. Such investments are amortized in proportion to the tax benefits received in each year, and the investment amortization and the tax benefits are presented on a net basis within “Provision for income taxes” on our Consolidated Statements of Income and Comprehensive Income. See Note 2 for additional information. For the years ended September 30, 2025, 2024, and 2023, the amortization of renewable energy tax credit investments accounted for under the proportional amortization method was $43 million, $28 million and $86 million, respectively, and we recognized offsetting tax credits of $44 million, $28 million, and $81 million, respectively. For the year ended September 30, 2023, we also recognized other tax benefits related to such investments of $9 million. Such amounts were insignificant for the years ended September 30, 2025 and 2024. For each of the years ended September 30, 2025, 2024, and 2023, the amortization of LIHTC investments accounted for under the proportional amortization method was $3 million, and we recognized offsetting tax credits of $3 million in each year. The amortization of all tax credit investments accounted for under the proportional amortization method, as well as the offsetting tax credits and other related tax benefits were reflected in “Other, net” in the preceding table. As of September 30, 2025, we had $47 million of remaining commitments related to a renewable energy tax credit investment accounted for under the proportional amortization method, which was accrued within “Other payables” on our Consolidated Statements of Financial Condition and is expected to be funded in our fiscal 2026 upon the project satisfying certain conditions. The unamortized equity investment related to this investment was $23 million and was included in “Other assets” on our Consolidated Statements of Financial Condition as of September 30, 2025.

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

	September 30,
$ in millions	2025	2024
Deferred tax assets:
Deferred compensation	$455	$433
Allowances for credit losses	143	140
Lease liabilities	135	123
Unrealized loss associated with available-for-sale securities	131	161
Accrued expenses	43	46
Net operating losses and credit carryforwards	30	26
Unrealized loss associated with loan portfolios	23	32
Property and equipment	3	—
Other	19	19
Total deferred tax assets	982	980
Less: valuation allowance	(9)	(9)
Total deferred tax assets, net of valuation allowance	973	971
Deferred tax liabilities:
ROU lease assets	(148)	(134)
Goodwill and identifiable intangible assets	(144)	(138)
Property and equipment	—	(44)
Other	(10)	(8)
Total deferred tax liabilities	(302)	(324)
Net deferred tax assets	$671	$647

Classified as follows in the Consolidated Statements of Financial Condition:
Deferred income taxes, net	$671	$651
Other payables	—	(4)
Net deferred tax assets	$671	$647

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

	Year ended September 30,
$ in millions	2025	2024	Expires beginning of fiscal year
Deferred tax asset:
U.S. Federal net operating losses (1)	$5	$8	Indefinitely
U.S. State net operating losses (1)	5	5	2028
Foreign net operating losses	20	13	2042
Total deferred tax asset related to carryforwards	$30	$26

Valuation allowance:
U.S. Federal net operating losses	$1	$2
U.S. State net operating losses	5	5
Foreign net operating losses	3	2
Net valuation allowance	$9	$9

(1)Both the federal and state net operating loss carryforwards relate to separate company entity filings. As a result, these losses are not able to be utilized in our consolidated filings.

As of September 30, 2025, total deferred tax assets, net of the valuation allowance, aggregated to $973 million. We continue to believe that the realization of our deferred tax assets is more likely than not based on expectations of future taxable income.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
As of September 30, 2024, there were $4 million of net deferred tax liabilities included in “Other payables” on our Consolidated Statements of Financial Condition, which primarily arose from entities in the UK, and accordingly were not netted against balances arising from our U.S. entities.

As of September 30, 2025, we considered substantially all undistributed earnings of non-U.S. subsidiaries to be permanently reinvested and have not provided for any U.S. deferred income taxes related to such subsidiaries as we expect our incremental tax cost of repatriating such offshore earnings to not be significant. As of September 30, 2025, we had approximately $669 million of cumulative undistributed earnings attributable to foreign subsidiaries. Because the time and manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes, and foreign tax credits associated with the future repatriation of such earnings, and therefore cannot quantify the tax liability that would be payable in the event all such foreign earnings are repatriated.

As of September 30, 2025, the current tax receivable, which was included in “Other receivables, net” on our Consolidated Statements of Financial Condition, was $79 million, and the current tax payable, which was included in “Other payables,” was $5 million. As of September 30, 2024, the current tax receivable was $28 million, and there was no current tax payable.

Uncertain tax positions

We recognize the accrual of interest and penalties related to income tax matters in “Interest expense” and “Other” expense, respectively. As of September 30, 2025 and 2024, accrued interest and penalties were $9 million and $14 million, respectively.

The following table presents the aggregate changes in the balances for uncertain tax positions.

	Year ended September 30,
$ in millions	2025	2024	2023
Uncertain tax positions beginning of year	$48	$41	$43
Increases for tax positions related to the current year	15	6	5
Increases for tax positions related to prior years	6	9	4
Decreases for tax positions related to prior years	—	(2)	(2)
Decreases due to statute of limitations expirations	(16)	(6)	(8)
Decreases related to settlements	(6)	—	(1)
Uncertain tax positions end of year	$47	$48	$41

The total amount of uncertain tax positions that, if recognized, would impact the effective tax rate (the items included in the preceding table after considering the federal tax benefit associated with any state tax provisions) was $41 million at both September 30, 2025 and 2024, and $35 million at September 30, 2023.  We anticipate that the uncertain tax position liability balance will decrease by approximately $11 million over the next 12 months due to expiration of statutes of limitations of federal and state tax returns.

RJF and its domestic subsidiaries are included in the consolidated income tax returns of RJF in the U.S. federal jurisdiction and various consolidated states. Our subsidiaries also file separate income tax returns in various state, local, and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to fiscal 2022. With limited exceptions, we are no longer subject to income tax examinations by tax authorities for foreign jurisdictions for fiscal years prior to fiscal 2022 and state and local jurisdictions for fiscal years prior to fiscal 2021. Certain state and local and foreign tax returns are currently under various stages of audit and appeals processes.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

NOTE 18 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Underwriting commitments

In the normal course of business, we enter into commitments for debt and equity underwritings. As of September 30, 2025, we had four such open underwriting commitments, which were subsequently settled in open market transactions and did not result in any losses.

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

	September 30,
$ in millions	2025	2024
SBL and other consumer lines of credit	$56,048	$44,057
Commercial lines of credit	$5,441	$4,630
Unfunded lending commitments	$716	$640
Standby letters of credit	$217	$111

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

Because many of our lending commitments expire without being funded in whole or in part, the contractual amounts are not estimates of our actual future credit exposure or future liquidity requirements. The allowance for credit losses calculated under the CECL model provides for potential losses related to the unfunded lending commitments. See Notes 2 and 7 for additional information regarding this allowance for credit losses related to unfunded lending commitments.

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

We offer loans to prospective financial advisors for recruiting and retention purposes (see Notes 2 and 8 for additional information regarding our loans to financial advisors). These offers are contingent upon certain events occurring, including the individuals joining us or continuing their affiliation with us and meeting certain other conditions outlined in their offer. We have unfunded commitments of $38 million for loans to financial advisors who have met such conditions as of September 30, 2025.

Investment commitments

We had unfunded commitments to various investments, primarily held by Raymond James Bank and TriState Capital Bank, of $102 million as of September 30, 2025.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Other commitments

RJAHI sells investments in project partnerships to various LIHTC funds, which have third-party investors, and for which RJAHI serves as the managing member or general partner. RJAHI typically sells investments in project partnerships to LIHTC funds within 90 days of their acquisition. Until such investments are sold to LIHTC funds, RJAHI is responsible for funding investment commitments to such partnerships. As of September 30, 2025, RJAHI had committed approximately $65 million to project partnerships that had not yet been sold to LIHTC funds. Because we expect to sell these project partnerships to LIHTC funds and the equity funding events arise over future periods, the contractual commitments are not expected to materially impact our future liquidity requirements. RJAHI may also make short-term loans or advances to project partnerships and LIHTC funds.

On October 14, 2025, we announced we had reached an agreement to acquire a majority stake in GreensLedge Holdings LLC (“GreensLedge”), a boutique investment bank specializing in structured credit and securitization. The transaction, which is subject to the satisfaction of customary closing conditions, including regulatory approvals, is currently expected to close in our fiscal 2026. The acquisition of GreensLedge will add securitization and advisory capabilities to our existing fixed income operations. We currently have the ability to utilize our cash on hand to fund the acquisition. GreensLedge will operate within our Capital Markets segment upon completion of the acquisition.

For information regarding our lease commitments, including the maturities of our lease liabilities, see Note 13.

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

There are certain matters for which we are unable to estimate the upper end of the range of reasonably possible loss. With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss as of September 30, 2025, the estimated upper end of the range of reasonably possible aggregate loss was approximately $10 million in excess of the aggregate accruals for such matters.  See Note 2 for a discussion of our criteria for recognizing liabilities for contingencies.

NOTE 19 – SHAREHOLDERS’ EQUITY

Preferred stock

As a component of our total purchase consideration for TriState Capital on June 1, 2022, we issued two series of preferred stock to replace previously issued and outstanding preferred stock of TriState Capital. The preferred stock issuance included 1.61 million depositary shares, each representing a 1/40th interest in a share of 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”), par value of $0.10 per share, with a liquidation preference of $1,000 per share (equivalent of $25 per depositary share) and 3.22 million depositary shares, each representing a 1/40th interest in a share of 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”), par value of $0.10 per share, with a liquidation preference of $1,000 per share (equivalent of $25 per depositary share). We redeemed all outstanding shares of our Series A Preferred Stock on April 3, 2023.

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

The following table details the shares outstanding, carrying value, and aggregate liquidation preference of our preferred stock.

$ in millions	September 30, 2025	September 30, 2024
Series B Preferred Stock:
Shares outstanding	80,500	80,500
Carrying value	$79	$79
Aggregate liquidation preference	$81	$81

The following table details dividends declared and dividends paid on our Series A and Series B preferred stock for the years ended September 30, 2025, 2024, and 2023.

	Dividends declared		Dividends paid
$ in millions, except per share amounts	Total dividends	Per preferred share amount	Total dividends	Per preferred share amount
Year ended September 30, 2025
Series B Preferred Stock	$5	$63.76	$5	$63.76
Year ended September 30, 2024
Series B Preferred Stock	5	$63.76	5	$63.76
Year ended September 30, 2023
Series A Preferred Stock(1)	$2	$33.76	$2	$50.64
Series B Preferred Stock	5	$63.76	5	$63.76
Total	$7		$7

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
Common equity

The following table presents the changes in our common shares outstanding for the years ended September 30, 2025, 2024, and 2023.

	Year ended September 30,
Shares in millions	2025	2024	2023
Balance beginning of year	203.3	208.8	215.1
Repurchases of common stock under the Board of Directors’ common stock repurchase authorization	(7.4)	(7.7)	(8.4)
Issuances due to vesting of RSUs, employee stock purchases, and exercise of stock options, net of forfeitures	2.2	2.2	2.1
Balance end of year	198.1	203.3	208.8

We issue shares from time to time during the year to satisfy obligations under certain of our share-based compensation programs, some of which may be reissued out of treasury shares. See Note 22 for additional information on these programs.

Share repurchases

We repurchase shares of our common stock from time to time for a number of reasons, including to offset dilution, which could arise from share issuances resulting from share-based compensation programs or acquisitions. In December 2024, our Board of Directors authorized common stock repurchases of up to $1.5 billion, which replaced the previous authorization. Our share repurchases are effected primarily through regular open-market purchases, typically under a SEC Rule 10b-18 plan, the amounts and timing of which are determined primarily by our current and projected capital position, applicable legal and regulatory constraints, general market conditions and the price and trading volumes of our common stock. During the year ended September 30, 2025, we repurchased 7.4 million shares of our common stock for $1.1 billion at an average price of $148 per share. As of September 30, 2025, $399 million remained available under the Board of Directors’ common stock repurchase authorization.

Common stock dividends

Dividends per common share declared and paid are detailed in the following table for each respective period.

	Year ended September 30,
	2025	2024	2023
Dividends per common share - declared	$2.00	$1.80	$1.68
Dividends per common share - paid	$1.95	$1.77	$1.60

Our dividend payout ratio is detailed in the following table for each respective period and is computed by dividing dividends declared per common share by earnings per diluted common share.

	Year ended September 30,
	2025	2024	2023
Dividend payout ratio	19.4%	18.6%	21.1%

We expect to continue paying cash dividends; however, the payment and rate of dividends on our common stock are subject to several factors including our operating results, financial and regulatory requirements or restrictions, and the availability of funds from our subsidiaries, including our broker-dealer and bank subsidiaries, which may also be subject to restrictions under regulatory capital rules. The availability of funds from subsidiaries may also be subject to restrictions contained in loan covenants of certain broker-dealer loan agreements and restrictions by our regulators on dividends to the parent from our subsidiaries. See Note 23 for additional information on our regulatory capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

Accumulated other comprehensive income/(loss)

All of the components of OCI, net of tax, were attributable to RJF. The following table presents the net change in AOCI as well as the changes, and the related tax effects, of each component of AOCI.

$ in millions	Net investment hedges	Currency translations	Subtotal: net investment hedges and currency translations	Available-for-sale securities	Cash flow hedges	Total
Year ended September 30, 2025
AOCI as of beginning of year	$145	$(169)	$(24)	$(485)	$7	$(502)
OCI:
OCI before reclassifications and taxes	52	(27)	25	122	12	159
Amounts reclassified from AOCI, before tax	—	—	—	2	(14)	(12)
Pre-tax net OCI	52	(27)	25	124	(2)	147
Income tax effect	(13)	—	(13)	(30)	2	(41)
OCI for the year, net of tax	39	(27)	12	94	—	106
AOCI as of end of year	$184	$(196)	$(12)	$(391)	$7	$(396)

Year ended September 30, 2024
AOCI as of beginning of year	$143	$(216)	$(73)	$(942)	$44	$(971)
OCI:
OCI before reclassifications and taxes	2	47	49	606	(14)	641
Amounts reclassified from AOCI, before tax	—	—	—	—	(35)	(35)
Pre-tax net OCI	2	47	49	606	(49)	606
Income tax effect	—	—	—	(149)	12	(137)
OCI for the year, net of tax	2	47	49	457	(37)	469
AOCI as of end of year	$145	$(169)	$(24)	$(485)	$7	$(502)

Year ended September 30, 2023
AOCI as of beginning of year	$153	$(276)	$(123)	$(902)	$43	$(982)
OCI:
OCI before reclassifications and taxes	(14)	60	46	(37)	33	42
Amounts reclassified from AOCI, before tax	—	—	—	—	(32)	(32)
Pre-tax net OCI	(14)	60	46	(37)	1	10
Income tax effect	4	—	4	(3)	—	1
OCI for the year, net of tax	(10)	60	50	(40)	1	11
AOCI as of end of year	$143	$(216)	$(73)	$(942)	$44	$(971)

Reclassifications from AOCI to net income, excluding taxes, for the year ended September 30, 2025 were recorded in “Other” revenue and “Interest expense” on the Consolidated Statements of Income and Comprehensive Income. Reclassifications from AOCI to net income, excluding taxes, for the years ended September 30, 2024, and 2023 were recorded in “Interest expense” on the Consolidated Statements of Income and Comprehensive Income.

Our net investment hedges and cash flow hedges relate to derivatives associated with our Bank segment. See Notes 2 and 5 for additional information on these derivatives.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

NOTE 20 - REVENUES

The following tables present our sources of revenues by segment. See Note 2 for additional information about our significant accounting policies related to revenue recognition. See Note 25 for additional information on our segments.

	Year ended September 30, 2025
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$5,980	$1	$1,143	$—	$(46)	$7,078
Brokerage revenues:
Securities commissions:
Mutual and other fund products	605	7	4	—	(2)	614
Insurance and annuity products	511	—	—	—	—	511
Equities, ETFs and fixed income products	501	159	3	—	(13)	650
Subtotal securities commissions	1,617	166	7	—	(15)	1,775
Principal transactions (1)	120	399	—	10	—	529
Total brokerage revenues	1,737	565	7	10	(15)	2,304
Account and service fees:
Mutual fund and other investment products	518	—	13	—	(1)	530
RJBDP fees	1,240	6	—	—	(760)	486
Client account and other fees	275	8	10	—	(47)	246
Total account and service fees	2,033	14	23	—	(808)	1,262
Investment banking:
Merger & acquisition and advisory	—	623	—	—	—	623
Equity underwriting	35	150	—	—	—	185
Debt underwriting	—	263	—	—	(2)	261
Total investment banking	35	1,036	—	—	(2)	1,069
Other:
Affordable housing investments business revenues	—	140	—	—	—	140
All other (1)	29	2	2	51	(19)	65
Total other	29	142	2	51	(19)	205
Total non-interest revenues	9,814	1,758	1,175	61	(890)	11,918
Interest income (1)	468	111	13	3,315	87	3,994
Total revenues	10,282	1,869	1,188	3,376	(803)	15,912
Interest expense	(100)	(99)	—	(1,600)	(48)	(1,847)
Net revenues	$10,182	$1,770	$1,188	$1,776	$(851)	$14,065

(1)These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

	Year ended September 30, 2024
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$5,246	$1	$983	$—	$(34)	$6,196
Brokerage revenues:
Securities commissions:
Mutual and other fund products	567	6	5	—	(3)	575
Insurance and annuity products	519	—	—	—	—	519
Equities, ETFs and fixed income products	433	133	—	—	(9)	557
Subtotal securities commissions	1,519	139	5	—	(12)	1,651
Principal transactions (1)	112	371	—	9	—	492
Total brokerage revenues	1,631	510	5	9	(12)	2,143
Account and service fees:
Mutual fund and other investment products	461	—	10	—	(1)	470
RJBDP fees	1,431	5	—	—	(829)	607
Client account and other fees	264	8	12	—	(47)	237
Total account and service fees	2,156	13	22	—	(877)	1,314
Investment banking:
Merger & acquisition and advisory	—	521	—	—	—	521
Equity underwriting	38	131	—	—	—	169
Debt underwriting	—	168	—	—	—	168
Total investment banking	38	820	—	—	—	858
Other:
Affordable housing investments business revenues	—	118	—	—	—	118
All other (1)	27	4	3	51	(23)	62
Total other	27	122	3	51	(23)	180
Total non-interest revenues	9,098	1,466	1,013	60	(946)	10,691
Interest income (1)	480	109	14	3,494	135	4,232
Total revenues	9,578	1,575	1,027	3,554	(811)	14,923
Interest expense	(119)	(103)	—	(1,838)	(42)	(2,102)
Net revenues	$9,459	$1,472	$1,027	$1,716	$(853)	$12,821

(1)These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

	Year ended September 30, 2023
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$4,545	$2	$846	$—	$(30)	$5,363
Brokerage revenues:
Securities commissions:
Mutual and other fund products	540	5	6	—	(4)	547
Insurance and annuity products	439	—	—	—	—	439
Equities, ETFs and fixed income products	347	129	—	—	(3)	473
Subtotal securities commissions	1,326	134	6	—	(7)	1,459
Principal transactions (1)	108	341	—	15	(2)	462
Total brokerage revenues	1,434	475	6	15	(9)	1,921
Account and service fees:
Mutual fund and other investment products	415	—	1	—	(2)	414
RJBDP fees	1,591	4	—	—	(1,097)	498
Client account and other fees	231	6	20	—	(44)	213
Total account and service fees	2,237	10	21	—	(1,143)	1,125
Investment banking:
Merger & acquisition and advisory	—	418	—	—	—	418
Equity underwriting	35	85	—	—	—	120
Debt underwriting	—	110	—	—	—	110
Total investment banking	35	613	—	—	—	648
Other:
Affordable housing investments business revenues	—	109	—	—	—	109
All other (1)	48	2	2	41	(15)	78
Total other	48	111	2	41	(15)	187
Total non-interest revenues	8,299	1,211	875	56	(1,197)	9,244
Interest income (1)	455	88	10	3,098	97	3,748
Total revenues	8,754	1,299	885	3,154	(1,100)	12,992
Interest expense	(100)	(85)	—	(1,141)	(47)	(1,373)
Net revenues	$8,654	$1,214	$885	$2,013	$(1,147)	$11,619

(1)These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

At September 30, 2025 and September 30, 2024, net receivables related to contracts with customers were $532 million and $600 million, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

NOTE 21 – INTEREST INCOME AND INTEREST EXPENSE

We recognize interest in the period earned generally based upon average daily balances and contractual interest rates. See Note 2 for additional information about our interest-earning assets and interest-bearing liabilities. The following table details the components of interest income and interest expense.

	Year ended September 30,
$ in millions	2025	2024	2023
Interest income:
Cash and cash equivalents	$439	$509	$358
Assets segregated for regulatory purposes and restricted cash	149	183	197
Trading assets — debt securities	75	73	57
Available-for-sale securities	185	220	219
Brokerage client receivables	171	187	170
Bank loans, net	2,860	2,952	2,671
All other	115	108	76
Total interest income	3,994	4,232	3,748
Interest expense:
Bank deposits	1,548	1,780	1,080
Trading liabilities — debt securities	44	44	36
Brokerage client payables	66	83	78
Other borrowings	28	30	37
Senior notes payable	96	92	92
All other	65	73	50
Total interest expense	1,847	2,102	1,373
Net interest income	2,147	2,130	2,375
Less: Bank loan provision for credit losses	37	45	132
Net interest income after bank loan provision for credit losses	$2,110	$2,085	$2,243

Interest expense related to bank deposits in the preceding table excluded interest expense associated with affiliate deposits, which has been eliminated in consolidation.

NOTE 22 - SHARE-BASED AND OTHER COMPENSATION

Share-based compensation plan

We have one share-based compensation plan, the Raymond James Financial, Inc. Amended and Restated 2012 Stock Incentive Plan (“the Plan”), for our employees, Board of Directors, and independent contractor financial advisors. The Plan authorizes us to grant 96.4 million shares (including the shares available for grant under six predecessor plans). As of September 30, 2025, 11.1 million shares remained available for grant under the Plan. We may utilize treasury shares for grants under the Plan, though we are also permitted to issue new shares. Our share-based compensation accounting policies are described in Note 2.

Restricted stock units

We may grant RSU awards under the Plan in connection with initial employment or under various retention programs for individuals who are responsible for contributing to our management, growth, and/or profitability. We may also grant RSU awards in lieu of cash for a portion of the annual bonus awarded to officers and certain other employees who receive an annual bonus in excess of $275,000. We also grant performance-based RSU awards to certain executives which vest based on the firm’s achievement of certain financial or other targets. Under the Plan, RSU awards are generally restricted for a three- to five-year period. RSUs are generally forfeitable in the event of termination other than for death, disability, or qualifying retirement.

We grant RSUs annually to non-employee members of our Board of Directors. The RSUs granted to these Directors vest over a one-year period from their grant date or upon retirement from our Board.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
The following table presents the RSU award activity, which includes grants to employees, independent contractor financial advisors, and members of our Board of Directors, for the year ended September 30, 2025.

	Shares/Units (in millions)	Weighted-average grant date fair value (per share)
Non-vested as of beginning of year	8.1	$97.97
Granted	2.0	$162.24
Vested	(3.0)	$86.94
Forfeited	(0.1)	$120.22
Non-vested as of end of year	7.0	$120.21

The following table presents expense and income tax benefits related to our RSUs granted to our employees, independent contractor financial advisors, and members of our Board of Directors for the periods indicated.

	Year ended September 30,
$ in millions	2025	2024	2023
RSU share-based compensation amortization	$245	$242	$220
Income tax benefits related to share-based compensation expense	$57	$41	$51

As of September 30, 2025, there were $338 million of total pre-tax compensation costs not yet recognized (net of estimated forfeitures) related to RSUs granted to employees, independent contractor financial advisors, and members of our Board of Directors. These costs are expected to be recognized over a weighted-average period of three years. The following RSU activity occurred for the periods indicated.

	Year ended September 30,
$ in millions, except per unit award amounts	2025	2024	2020
Weighted-average grant date fair value per unit award	$162.24	$108.28	$115.79
Total grant date fair value of RSUs vested	$261	$169	$111

Restricted stock awards
RSAs were issued as a component of our total purchase consideration for TriState Capital on June 1, 2022, in accordance with the terms of the acquisition. For the years ended September 30, 2025, 2024, and 2023, total share-based compensation amortization related to these RSAs was $3 million, $6 million, and $9 million, respectively. As of September 30, 2025, there were $2 million of total pre-tax compensation costs not yet recognized for these RSAs. These costs are expected to be recognized over a weighted-average period of one year.

Employee stock purchase plan
Under the 2003 Employee Stock Purchase Plan, we are authorized to issue up to 13.1 million shares of common stock to eligible employees. Under the terms of the plan, share purchases in any calendar year are limited to the lesser of 1,000 shares or shares with a fair value of $25,000. The purchase price of the stock is 85% of the average high and low market price on the day prior to the purchase date. Under the plan, we sold approximately 176 thousand, 361 thousand and 428 thousand shares to employees during the years ended September 30, 2025, 2024, and 2023, respectively. The related compensation expense is calculated as the value of the 15% discount from market value and was $6 million, $6 million, and $7 million for the years ended September 30, 2025, 2024 and 2023, respectively.

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

All shares owned by the ESOP are included in earnings per share calculations. Cash dividends paid to the ESOP are reflected as a reduction of retained earnings. The number of shares of our common stock held by the ESOP was 6.3 million and 6.5 million at September 30, 2025 and 2024, respectively. The market value of our common stock held by the ESOP at September 30, 2025 was $1.09 billion, of which $11 million was unearned (not yet vested) by ESOP plan participants.

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

Our LTIP is a non-qualified deferred compensation plan that provides benefits to certain employees who meet certain compensation or production requirements. Corporate-owned life insurance is the primary source of funding for this plan. See Note 11 for information regarding the carrying value of these corporate-owned life insurance policies.

Contributions to the qualified plans and the LTIP are approved annually by the Board of Directors or a committee thereof.

The VDCP is a non-qualified deferred compensation plan for certain employees and independent contractor financial advisors, in which eligible participants may elect to defer a percentage or specific dollar amount of their compensation. Corporate-owned life insurance is the primary source of funding for this plan.

Compensation expense associated with all other employee compensation plans, including those previously described, totaled $230 million, $254 million and $223 million for the fiscal years ended September 30, 2025, 2024 and 2023, respectively.

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

Under these rules, requirements are established for both the quantity and quality of capital held by banking organizations. RJF, Raymond James Bank, and TriState Capital Bank are required to maintain minimum leverage ratios (defined as tier 1 capital divided by adjusted average assets), as well as minimum ratios of tier 1 capital, common equity tier 1 (“CET1”) capital, and total capital to risk-weighted assets. These capital ratios incorporate quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under the regulatory capital rules and are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. We calculate these ratios in order to assess compliance with both regulatory requirements and internal capital policies. In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make certain discretionary bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. As of September 30, 2025, capital levels at RJF, Raymond James Bank, and TriState Capital Bank exceeded the capital conservation buffer requirements and each entity was categorized as “well-capitalized.”

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
The following table presents regulatory capital ratio requirements for RJF as of September 30, 2025 and 2024.

	Required ratio (1)	Well-capitalized	September 30, 2025		September 30, 2024
$ in millions			Ratio	Amount	Ratio	Amount
RJF:
Tier 1 leverage	4.0%	N/A (2)	13.1%	$11,156	12.8%	$10,383
Tier 1 capital	8.5%	6.0%	23.0%	$11,156	22.8%	$10,383
CET1 capital	7.0%	N/A (2)	22.9%	$11,081	22.6%	$10,307
Total capital	10.5%	10.0%	24.1%	$11,687	24.1%	$11,001
(1)The required ratio for tier 1 capital, CET1 capital, and total capital reflect our minimum risk-based capital requirements plus a capital conservation buffer of 2.5%.
(2)The Fed’s regulations do not establish well-capitalized thresholds for these measures for BHCs.

As of September 30, 2025, RJF’s regulatory capital increased compared with September 30, 2024 driven by an increase in equity due to positive earnings, partially offset by share repurchases and dividends. RJF’s tier 1 capital ratio increased compared with September 30, 2024 resulting from the increase in regulatory capital, partially offset by an increase in risk-weighted assets largely due to an increase in bank loans. RJF’s tier 1 leverage ratio at September 30, 2025 increased compared to September 30, 2024 due to the increase in regulatory capital, which was partially offset by higher average assets. The increase in average assets was primarily driven by increases in average bank loans, partially offset by a decline in our available-for-sale securities portfolio.

For RJF to maintain its status as a financial holding company, Raymond James Bank (“RJB”) and TriState Capital Bank (“TSC”) must, among other things, qualify as “well-capitalized.” The following table presents regulatory capital ratio requirements for RJB and TSC as of September 2025 and September 2024. Our banks’ failure to remain well-capitalized could result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements.

	Required ratio (1)	Well-capitalized	September 30, 2025		September 30, 2024
$ in millions			Ratio	Amount	Ratio	Amount
Raymond James Bank:
Tier 1 leverage	4.0%	5.0%	8.0%	$3,434	8.1%	$3,401
Tier 1 capital	8.5%	8.0%	13.9%	$3,434	14.4%	$3,401
CET1 capital	7.0%	6.5%	13.9%	$3,434	14.4%	$3,401
Total capital	10.5%	10.0%	15.2%	$3,743	15.7%	$3,698
TriState Capital Bank:
Tier 1 leverage	4.0%	5.0%	7.6%	$1,661	7.5%	$1,505
Tier 1 capital	8.5%	8.0%	16.8%	$1,661	16.9%	$1,505
CET1 capital	7.0%	6.5%	16.8%	$1,661	16.9%	$1,505
Total capital	10.5%	10.0%	17.5%	$1,732	17.5%	$1,558
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
Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. As a member firm of the Financial Industry Regulatory Authority (“FINRA”), RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client balances. FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements. As of September 30, 2025, RJ&A had excess net capital available to remit dividends to RJF, subject to applicable regulatory requirements, including, in certain cases, regulatory approval. The following table presents the net capital position of RJ&A.

	September 30,
$ in millions	2025	2024
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	30.3%	33.6%
Net capital	$1,030	$1,019
Less: required net capital	(68)	(61)
Excess net capital	$962	$958

As of September 30, 2025, all of our other active regulated domestic and international subsidiaries were in compliance with and exceeded all applicable capital requirements.

NOTE 24 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share.

	Year ended September 30,
$ in millions, except per share amounts	2025	2024	2023
Income for basic earnings per common share:
Net income available to common shareholders	$2,130	$2,063	$1,733
Less allocation of earnings and dividends to participating securities	(3)	(4)	(5)
Net income available to common shareholders after participating securities	$2,127	$2,059	$1,728
Income for diluted earnings per common share:
Net income available to common shareholders	$2,130	$2,063	$1,733
Less allocation of earnings and dividends to participating securities	(3)	(4)	(5)
Net income available to common shareholders after participating securities	$2,127	$2,059	$1,728
Common shares:
Average common shares in basic computation	202.0	207.1	211.8
Dilutive effect of outstanding stock options and certain RSUs	4.6	5.2	5.1
Average common and common equivalent shares used in diluted computation	206.6	212.3	216.9
Earnings per common share:
Basic	$10.53	$9.94	$8.16
Diluted	$10.30	$9.70	$7.97
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	0.1	0.1	0.5

The allocation of earnings and dividends to participating securities in the preceding table represents dividends paid during the year to participating securities, consisting of RSAs and certain RSUs, plus an allocation of undistributed earnings to such participating securities. Participating securities and related dividends paid on these participating securities were insignificant for the years ended September 30, 2025, 2024 and 2023. Undistributed earnings are allocated to participating securities based upon their right to share in earnings as if all earnings for the period had been distributed.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index

NOTE 25 – SEGMENT INFORMATION

We currently operate through the following five segments: PCG; Capital Markets; Asset Management; Bank; and Other. The segments are determined based on the manner in which financial information is evaluated by management as well as the services provided and the distribution channels served. Our Chief Executive Officer is the firm’s chief operating decision maker (“CODM”). The CODM regularly reviews segment pre-tax income and its significant components in comparison to expected results as part of evaluating segment performance and determining how to allocate our resources. The financial results of our segments are presented using the same policies as those described in Note 2. Segment results include allocations of most corporate expenses to each segment. Refer to the following discussion of the Other segment for a description of the corporate expenses that are not allocated to segments. Intersegment revenues, expenses, receivables, and payables are eliminated upon consolidation.

The PCG segment provides financial planning, investment advisory, and securities transaction services in the U.S., Canada, and the U.K. for which we generally charge either asset-based fees or sales commissions. The PCG segment also earns revenues for distribution and related services performed related to mutual and other funds, fixed and variable annuities, and insurance products. The segment includes servicing fee revenues from third-party mutual fund and annuity companies whose products we distribute and from banks to which we sweep a portion of our clients’ cash deposits as part of the RJBDP, our multi-bank sweep program. The segment also includes net interest earnings primarily on assets segregated for regulatory purposes, margin loans provided to clients, cash balances, and securities borrowing transactions, net of interest paid on client cash balances in the Client Interest Program and securities lending transactions. In the following table, “All other” non-interest expenses for our PCG segment primarily included communications and information processing expenses, occupancy and equipment expenses, business development expenses, and professional fees.

Our Capital Markets segment conducts investment banking, institutional sales, securities trading, equity research, and the syndication and management of investments in low-income housing funds and funds of a similar nature that generally qualify for tax credits. We primarily conduct these activities in the U.S., Canada, and Europe. In the following table, “All other” non-interest expenses for our Capital Markets segment primarily included communications and information processing expenses, business development expenses, provisions for certain legal and regulatory matters, professional fees, and occupancy and equipment expenses.

Our Asset Management segment earns asset management and related administrative fees for providing asset management, portfolio management, and related administrative services to retail and institutional clients. This segment oversees a portion of our fee-based assets under administration for our PCG clients through our Asset Management Services division. This segment also provides asset management services through Raymond James Investment Management for certain retail accounts managed on behalf of third-party institutions, institutional accounts, and proprietary mutual funds that we manage. This segment also earns asset management and related administrative fees through services provided by Raymond James Trust, N.A. and Raymond James Trust Company of New Hampshire. In the following table, “All other” non-interest expenses for our Asset Management segment primarily included investment sub-advisory fees and communications and information processing expenses.

Our Bank segment provides various types of loans, including SBL, corporate loans, residential mortgage loans, and tax-exempt loans. This segment is active in corporate loan syndications and participations and lending directly to clients. This segment also provides FDIC-insured deposit accounts, including to clients of our broker-dealer subsidiaries, and other retail and corporate deposit and liquidity management products and services. This segment generates net interest income principally through the interest income earned on loans and an investment portfolio of available-for-sale securities, which is offset by the interest expense it pays on client deposits and on its borrowings. In the following table, “All other” non-interest expenses for our Bank segment primarily included RJBDP fees paid to PCG and communications and information processing expenses.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
The following table presents information concerning operations in these segments, inclusive of our acquisitions.

$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Year ended September 30, 2025
Revenues:
Non-interest revenues (1)	$9,814	$1,758	$1,175	$61	$(890)	$11,918
Net interest income (2)	368	12	13	1,715	39	2,147
Net revenues	10,182	1,770	1,188	1,776	(851)	14,065
Non-interest expenses:
Compensation, commissions and benefits	7,384	1,128	229	184	147	9,072
Bank loan provision for credit losses	—	—	—	37	—	37
All other (1)	1,078	496	456	1,064	(852)	2,242
Total non-interest expense	8,462	1,624	685	1,285	(705)	11,351
Total pre-tax income/(loss)	$1,720	$146	$503	$491	$(146)	$2,714

Year ended September 30, 2024
Revenues:
Non-interest revenues (1)	$9,098	$1,466	$1,013	$60	$(946)	$10,691
Net interest income	361	6	14	1,656	93	2,130
Net revenues	9,459	1,472	1,027	1,716	(853)	12,821
Non-interest expenses:
Compensation, commissions and benefits	6,700	1,002	223	180	108	8,213
Bank loan provision for credit losses	—	—	—	45	—	45
All other (1)	974	403	383	1,111	(951)	1,920
Total non-interest expense	7,674	1,405	606	1,336	(843)	10,178
Total pre-tax income/(loss)	$1,785	$67	$421	$380	$(10)	$2,643

Year ended September 30, 2023
Revenues:
Non-interest revenues (1)	$8,299	$1,211	$875	$56	$(1,197)	$9,244
Net interest income	355	3	10	1,957	$50	2,375
Net revenues	8,654	1,214	885	2,013	$(1,147)	11,619
Non-interest expenses:
Compensation, commissions and benefits	5,927	902	198	177	95	7,299
Bank loan provision for credit losses	—	$—	—	132	—	132
All other (1)	964	403	336	1,333	$(1,128)	1,908
Total non-interest expense	6,891	1,305	534	1,642	$(1,033)	9,339
Total pre-tax income/(loss)	$1,763	$(91)	$351	$371	$(114)	$2,280

(1)“Non-interest revenues” and “All other” non-interest expenses for the PCG and Bank segments, respectively, included $754 million, $824 million, and $1.09 billion of RJBDP fees paid to PCG for the years ended September 30, 2025, 2024, and 2023, respectively. Such fees were eliminated in consolidation.
(2)Effective October 1, 2024, we updated our methodology for allocating interest income on certain cash balances, resulting in a reallocation of interest income from the Other segment to the PCG segment. Prior-period segment results have not been conformed to the current-period presentation.

No individual client accounted for more than 10% of revenues in any of the years presented.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
The following table presents our total assets on a segment basis.

	September 30,
$ in millions	2025	2024
Total assets:
Private Client Group	$14,007	$13,413
Capital Markets	3,426	3,518
Asset Management	632	616
Bank	65,263	62,367
Other	4,902	3,078
Total	$88,230	$82,992

We have operations in the U.S., Canada, and Europe. The vast majority of our long-lived assets are located in the U.S.  The following table presents our net revenues and pre-tax income/(loss) classified by major geographic area in which they were earned.

	Year ended September 30,
$ in millions	2025	2024	2023
Net revenues:
U.S.	$12,871	$11,728	$10,609
Canada	645	599	563
Europe	549	494	447
Total net revenues	$14,065	$12,821	$11,619
Pre-tax income/(loss):
U.S.	$2,608	$2,534	$2,193
Canada	122	125	108
Europe	(16)	(16)	(21)
Total pre-tax income	$2,714	$2,643	$2,280

The following table presents our total assets by major geographic area in which they were held.

	September 30,
$ in millions	2025	2024
Total assets:
U.S.	$82,289	$77,033
Canada	3,182	3,347
Europe	2,759	2,612
Total	$88,230	$82,992

NOTE 26 – CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

As more fully described in Note 1, RJF (or the “Parent”) is a financial holding company whose subsidiaries are engaged in various financial services activities. The Parent’s primary activities include investments in subsidiaries and corporate investments, including cash management and corporate-owned life insurance policies. The primary source of operating cash available to the Parent is provided by dividends from its subsidiaries.

The broker-dealer subsidiaries of the Parent, including RJ&A our principal domestic broker-dealer, and certain other subsidiaries are required to maintain a minimum amount of net capital due to regulatory requirements. RJ&A is further required by certain covenants in its borrowing agreements to maintain minimum net capital equal to 10% of aggregate debit balances. At September 30, 2025, each of these subsidiaries exceeded their minimum net capital requirements (see Note 23 for additional information).

Of the Parent’s net assets as of September 30, 2025, approximately $119 million of its investment in RJ&A, Raymond James Financial Services, Inc., and SumRidge Partners, LLC (our largest U.S. broker-dealer subsidiaries) was available for distribution to the Parent without further regulatory approvals. As of September 30, 2025, approximately $4.01 billion of the net assets of our U.S. broker-dealer subsidiaries and bank subsidiaries were restricted from distribution to the Parent due to regulatory or other restrictions without prior approval of the respective entity’s regulator. In addition, a large portion of our non-U.S. subsidiaries’ net assets was held to meet regulatory requirements and was not available for use by the Parent.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
RJF corporate cash of $3.67 billion and $2.16 billion as of September 30, 2025 and 2024, respectively, included cash and cash equivalents held directly by the Parent and cash loaned by the Parent to RJ&A which is included in “Intercompany receivables from subsidiaries” in the following table. As of September 30, 2025 and 2024, the amount loaned by the Parent to RJ&A, which RJ&A had invested on behalf of RJF or otherwise deployed in its normal business activities, was $1.40 billion and $1.43 billion, respectively. Cash and cash equivalents in the following table included investments in short-term U.S. Treasuries, cash held directly by RJF in depository accounts at third-party financial institutions, and unrestricted cash held in depository accounts at Raymond James Bank. RJF maintained depository accounts at Raymond James Bank and TriState Capital Bank totaling $302 million and $298 million as of September 30, 2025 and 2024, respectively. The portion of this total that was available on demand without restrictions, which amounted to $270 million and $253 million as of September 30, 2025 and 2024, was included in “Cash and cash equivalents” in the following table.

See Notes 15, 16, 18 and 23 for additional information regarding borrowings, commitments, contingencies and guarantees, and regulatory capital requirements of the Parent and its subsidiaries.

In the following tables, “bank subsidiaries” refers to Raymond James Bank and TriState Capital Bank, including its holding company which is a subsidiary of RJF. The following table presents the Parent’s statements of financial condition.

	September 30,
$ in millions	2025	2024
Assets:
Cash and cash equivalents	$2,296	$761
Assets segregated for regulatory purposes and restricted cash ($1 and $1 at fair value)	33	46
Intercompany receivables from subsidiaries (primarily non-bank subsidiaries)	1,738	1,682
Investments in consolidated subsidiaries:
Bank subsidiaries	5,806	4,829
Non-bank subsidiaries	6,064	6,322
Goodwill and identifiable intangible assets, net	85	68
All other	1,638	1,418
Total assets	$17,660	$15,126
Liabilities and equity:
Accrued compensation, commissions and benefits	$1,347	$1,168
Intercompany payables to subsidiaries (non-bank subsidiaries)	28	8
Senior notes payable	3,520	2,040
All other	262	237
Total liabilities	5,157	3,453
Equity	12,503	11,673
Total liabilities and equity	$17,660	$15,126

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
The following table presents the Parent’s statements of income.

	Year ended September 30,
$ in millions	2025	2024	2023
Revenues:
Dividends from non-bank subsidiaries	$1,191	$911	$874
Dividends from bank subsidiaries	575	500	375
Interest from subsidiaries	92	98	84
Interest income	25	25	20
All other	27	21	18
Total revenues	1,910	1,555	1,371
Interest expense	(96)	(94)	(93)
Net revenues	1,814	1,461	1,278
Non-interest expenses:
Compensation, commissions and benefits	151	96	86
Non-compensation expenses:
Communications and information processing	8	8	9
Occupancy and equipment	1	1	1
Business development	28	23	21
Intercompany allocations and charges	16	7	2
Professional fees	18	7	7
Other	41	38	3
Total non-compensation expenses	112	84	43
Total non-interest expenses	263	180	129
Pre-tax income before equity in undistributed net income of subsidiaries	1,551	1,281	1,149
Income tax benefit	(83)	(98)	(35)
Income before equity in undistributed net income of subsidiaries	1,634	1,379	1,184
Equity in undistributed net income of subsidiaries	501	689	555
Net income	2,135	2,068	1,739
Preferred stock dividends	5	5	6
Net income available to common shareholders	$2,130	$2,063	$1,733

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Index
The following table presents the Parent’s statements of cash flows.

	Year ended September 30,
$ in millions	2025	2024	2023
Cash flows from operating activities:
Net income	$2,135	$2,068	$1,739
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized gains on corporate-owned life insurance policies, net of expenses	(127)	(224)	(95)
Equity in undistributed net income of subsidiaries	(501)	(689)	(555)
Other	229	147	160
Net change in:
Intercompany receivables	(104)	(54)	1
Other assets	(17)	—	93
Intercompany payables	16	(47)	24
Other payables	2	45	34
Accrued compensation, commissions and benefits	178	289	164
Net cash provided by operating activities	1,811	1,535	1,565

Cash flows from investing activities:
Investments in subsidiaries, net	(121)	(50)	(149)
Repayments from/(advances to) subsidiaries, net	49	(66)	(40)
Purchase of investments in corporate-owned life insurance policies, net	(43)	(51)	(65)
Other investing activities	(2)	—	—
Net cash (used in) investing activities	(117)	(167)	(254)

Cash flows from financing activities:
Repurchases of common stock and share-based awards withheld for payment of withholding tax requirements	(1,267)	(984)	(862)
Dividends on common and preferred stock	(416)	(383)	(355)
Redemption of preferred stock	—	—	(40)
Exercise of stock options and employee stock purchases	31	46	46
Proceeds from senior note issuances, net of debt issuance costs paid	1,480	—	—
Net cash used in financing activities	(172)	(1,321)	(1,211)
Net increase/(decrease) in cash and cash equivalents, including those segregated for regulatory purposes and restricted cash	1,522	47	100
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at beginning of year	806	759	659
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of year	$2,328	$806	$759

Cash and cash equivalents	$2,296	$761	$717
Cash and cash equivalents segregated for regulatory purposes and restricted cash	32	45	42
Total cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of year	$2,328	$806	$759

Supplemental disclosures of cash flow information:
Cash paid for interest	$94	$94	$65
Cash paid for income taxes, net of refunds received (1)	$(12)	$40	$9
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

Changes in Internal Control over Financial Reporting

There were no changes during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by COSO. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2025. KPMG LLP, who audited and reported on our consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting as of September 30, 2025 (included as follows).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Raymond James Financial, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Raymond James Financial, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of September 30, 2025 and 2024, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated November 25, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

New York, New York
November 25, 2025

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index
ITEM 9B. OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers appears in Part I, Item 1 of this report. The balance of the information required by Item 10 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2026 Annual Meeting of Shareholders which will be filed with the SEC no later than 120 days after the close of the fiscal year ended September 30, 2025.

ITEMS 11, 12, 13 and 14.

The information required by Items 11 (excluding the information required by Item 402(v) of Regulation S-K), 12, 13 and 14 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2026 Annual Meeting of Shareholders which will be filed with the SEC no later than 120 days after the close of the fiscal year ended September 30, 2025.

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

4.1	Description of Capital Stock, incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2024.
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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

Exhibit Number		Description
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

4.2.6
Tenth Supplemental Indenture, dated as of September 11, 2025 for Senior Debt Securities, between Raymond James Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2025.

4.2.7
Eleventh Supplemental Indenture, dated as of September 11, 2025, for the 4.900% Senior Notes due 2035 and its 5.650% Senior Notes due 2055, between Raymond James Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2025.

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
Raymond James Financial, Inc. Amended and Restated 2012 Stock Incentive Plan (as amended through December 3, 2024), incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 7, 2025.

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

10.1.14	*
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

10.1.16	*
Form of Restricted Stock Unit Award Notice and Agreement for Management Award for U.S. Employees under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 7, 2025.

10.1.17	*
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (time-based vesting) for U.S. Employees under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 7, 2025.

10.1.18	*
Form of Restricted Stock Unit Award Notice and Agreement for Stock Bonus Award (performance-based vesting with rTSR) for U.S. Employees under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 7, 2025.

10.1.19	*
Form of Deferred Share Unit Agreement for Directors (Deferred Payment Event) under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 7, 2025.

10.1.20	*
Form of Deferred Share Unit Agreement for Directors (Separation from Service Election) under the Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 7, 2025.

10.2	*	Amended and Restated Raymond James Financial Long-Term Incentive Plan, effective August 20, 2025.
10.3	*
Raymond James Financial, Inc. Amended and Restated Voluntary Deferred Compensation Plan, effective May 17, 2017, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the Securities Exchange Commission on November 21, 2018.

10.4	*
Amended and Restated Raymond James Financial, Inc. 2003 Employee Stock Purchase Plan (as amended through February 20, 2025), incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 7, 2025.

10.5	*
Amended and Restated Form of Director and Officer Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 6, 2019.

10.6
Second Amended and Restated Credit Agreement, dated as of September 23, 2025, among Raymond James Financial, Inc., Raymond James & Associates, Inc., the Lenders party thereto and Bank of America, N.A, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 23, 2025.

19
Raymond James Financial, Inc. Insider Trading Policy with Respect to Company Securities, incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2024.

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
97.1
Raymond James Financial, Inc. Dodd-Frank Clawback Policy, incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2024.

97.2
Raymond James Financial, Inc. Compensation Recoupment Policy, incorporated by reference to Exhibit 97.2 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2024.

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
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 25th day of November 2025.

RAYMOND JAMES FINANCIAL, INC.

By: /s/ PAUL M. SHOUKRY
Paul M. Shoukry, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ PAUL M. SHOUKRY	Chief Executive Officer (Principal Executive Officer) and Director	November 25, 2025
Paul M. Shoukry

/s/ JONATHAN W. OORLOG, JR.	Chief Financial Officer (Principal Financial Officer)	November 25, 2025
Jonathan W. Oorlog, Jr.

/s/ KATHERINE H. LARSON	Chief Accounting Officer (Principal Accounting Officer)	November 25, 2025
Katherine H. Larson

/s/ PAUL C. REILLY	Executive Chair and Director	November 25, 2025
Paul C. Reilly

/s/ MARK W. BEGOR	Director	November 25, 2025
Mark W. Begor

/s/ MARLENE DEBEL	Director	November 25, 2025
Marlene Debel

/s/ JEFFREY N. EDWARDS	Director	November 25, 2025
Jeffrey N. Edwards

/s/ BENJAMIN C. ESTY	Director	November 25, 2025
Benjamin C. Esty

/s/ ART A. GARCIA	Director	November 25, 2025
Art A. Garcia

/s/ ANNE GATES	Director	November 25, 2025
Anne Gates

/s/ GORDON L. JOHNSON	Director	November 25, 2025
Gordon L. Johnson

/s/ RAYMOND W. MCDANIEL, JR.	Director	November 25, 2025
Raymond W. McDaniel, Jr.

/s/ RODERICK C. MCGEARY	Director	November 25, 2025
Roderick C. McGeary

/s/ CECILY M. MISTARZ	Director	November 25, 2025
Cecily M. Mistarz

/s/ RAJ SESHADRI	Director	November 25, 2025
Raj Seshadri