Form 10-Q
period 2025-12-31
RAYMOND JAMES FINANCIAL INC
filed 2026-02-06
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
197,091,037 shares of common stock as of February 4, 2026

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Index
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in millions, except per share amounts	December 31, 2025	September 30, 2025
Assets:
Cash and cash equivalents	$9,890	$11,389
Assets segregated for regulatory purposes and restricted cash	3,680	3,398
Collateralized agreements	740	698
Financial instruments, at fair value:
Trading assets ($1,256 and $1,248 pledged as collateral)	1,530	1,538
Available-for-sale securities ($8 and $9 pledged as collateral)	6,648	6,888
Derivative assets	70	68
Other investments ($23 and $8 pledged as collateral)	398	390
Brokerage client receivables, net	2,961	2,821
Other receivables, net	1,487	1,814
Bank loans, net	53,443	51,567
Loans to financial advisors, net	1,770	1,626
Deferred income taxes, net	623	671
Goodwill and identifiable intangible assets, net	1,838	1,847
Other assets	3,682	3,515
Total assets	$88,760	$88,230

Liabilities and shareholders’ equity:
Bank deposits	$60,152	$58,897
Collateralized financings	882	1,111
Financial instrument liabilities, at fair value:
Trading liabilities	883	891
Derivative liabilities	181	190
Brokerage client payables	6,084	5,853
Accrued compensation, commissions and benefits	1,945	2,603
Other payables	1,838	1,961
Other borrowings	700	700
Senior notes payable	3,521	3,520
Total liabilities	76,186	75,726
Commitments and contingencies (see Note 15)
Shareholders’ equity
Preferred stock	79	79
Common stock; $.01 par value; 650,000,000 shares authorized; 250,084,168 shares issued and 197,032,070 shares outstanding as of December 31, 2025; 250,084,168 shares issued and 198,139,594 shares outstanding as of September 30, 2025	3	3
Additional paid-in capital	3,106	3,235
Retained earnings	14,051	13,604
Treasury stock, at cost; 53,052,098 and 51,944,574 common shares as of December 31, 2025 and September 30, 2025, respectively	(4,321)	(4,022)
Accumulated other comprehensive loss	(348)	(396)
Total equity attributable to Raymond James Financial, Inc.	12,570	12,503
Noncontrolling interests	4	1
Total shareholders’ equity	12,574	12,504
Total liabilities and shareholders’ equity	$88,760	$88,230
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,
in millions, except per share amounts	2025	2024
Revenues:
Asset management and related administrative fees	$1,999	$1,743
Brokerage revenues:
Securities commissions	486	440
Principal transactions	126	119
Total brokerage revenues	612	559
Account and service fees	308	342
Investment banking	208	325
Interest income	1,007	1,027
Other	42	39
Total revenues	4,176	4,035
Interest expense	(441)	(498)
Net revenues	3,735	3,537
Non-interest expenses:
Compensation, commissions and benefits	2,450	2,272
Non-compensation expenses:
Communications and information processing	194	178
Occupancy and equipment	80	73
Business development	81	68
Investment sub-advisory fees	63	53
Professional fees	37	34
Bank loan benefit for credit losses	(3)	—
Other	105	110
Total non-compensation expenses	557	516
Total non-interest expenses	3,007	2,788
Pre-tax income	728	749
Provision for income taxes	165	149
Net income	563	600
Preferred stock dividends	1	1
Net income available to common shareholders	$562	$599

Earnings per common share – basic	$2.85	$2.94
Earnings per common share – diluted	$2.79	$2.86
Weighted-average common shares outstanding – basic	197.1	203.7
Weighted-average common and common equivalent shares outstanding – diluted	201.4	209.2

Net income	$563	$600
Other comprehensive income/(loss), net of tax:
Available-for-sale securities	43	(106)
Currency translations, net of the impact of net investment hedges	7	(53)
Cash flow hedges	(2)	6
Total other comprehensive income/(loss), net of tax	48	(153)
Total comprehensive income	$611	$447

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended December 31,
$ in millions, except per share amounts	2025	2024
Preferred stock:
Balance beginning of period	$79	$79
Share issuances	—	—
Balance end of period	79	79

Common stock, par value $.01 per share:
Balance beginning of period	3	2
Share issuances	—	1
Balance end of period	3	3

Additional paid-in capital:
Balance beginning of period	3,235	3,251
Share-based compensation amortization	77	92
Net activity under employee stock plans	(206)	(218)
Balance end of period	3,106	3,125

Retained earnings:
Balance beginning of period	13,604	11,894
Net income attributable to Raymond James Financial, Inc.	563	600
Common and preferred stock cash dividends declared (see Note 16)	(116)	(116)
Balance end of period	14,051	12,378

Treasury stock:
Balance beginning of period	(4,022)	(3,051)
Purchases	(415)	(61)
Reissuances under employee stock plans	116	105
Balance end of period	(4,321)	(3,007)

Accumulated other comprehensive income/(loss):
Balance beginning of period	(396)	(502)
Other comprehensive income/(loss), net of tax	48	(153)
Balance end of period	(348)	(655)
Total equity attributable to Raymond James Financial, Inc.	$12,570	$11,923

Noncontrolling interests:
Balance beginning of period	1	(6)
Net changes in noncontrolling interests	3	12
Balance end of period	4	6
Total shareholders’ equity	$12,574	$11,929
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
$ in millions	2025	2024
Cash flows from operating activities:
Net income	$563	$600
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	49	47
Deferred income taxes, net	35	35
Premium and discount amortization on available-for-sale securities and bank loans and net unrealized gains/losses on other investments	1	(4)
Provisions for credit losses and legal and regulatory matters, net	2	7
Share-based compensation expense	79	93
Unrealized gains on corporate-owned life insurance policies, net of expenses	(22)	—
Other	16	31
Net change in:
Collateralized agreements, net of collateralized financings	(272)	48
Loans (provided to) financial advisors, net of repayments	(156)	(35)
Brokerage client receivables and other receivables, net	206	331
Trading instruments, net	119	(66)
Derivative instruments, net	(27)	202
Other assets	(54)	18
Brokerage client payables and other payables	5	119
Accrued compensation, commissions and benefits	(659)	(529)
Purchases and originations of loans held for sale, net of proceeds from sales of securitizations and loans held for sale	105	(67)
Net cash provided by/(used in) operating activities	(10)	830

Cash flows from investing activities:
Increase in bank loans, net	(2,137)	(1,294)
Proceeds from sales of loans held for investment	81	62
Purchases of available-for-sale securities	(66)	(208)
Available-for-sale securities maturations, repayments and redemptions	360	506
Proceeds from sales of available-for-sale securities	—	78
Additions to property and equipment	(46)	(41)
Other investing activities, net	(57)	(40)
Net cash used in investing activities	(1,865)	(937)

Cash flows from financing activities:
Increase/(decrease) in bank deposits	1,255	(160)
Repurchases of common stock and share-based awards withheld for payment of withholding tax requirements	(513)	(185)
Dividends on common and preferred stock	(112)	(105)
Exercise of stock options and employee stock purchases	9	10
Proceeds from Federal Home Loan Bank (“FHLB”) advances	250	450
Repayments of FHLB advances	(250)	(450)
Other financing, net	(10)	(7)
Net cash provided by/(used in) financing activities	629	(447)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended December 31,
$ in millions	2025	2024
Currency adjustment:
Effect of exchange rate changes on cash and cash equivalents, including those segregated for regulatory purposes	29	(214)
Net decrease in cash and cash equivalents, including those segregated for regulatory purposes and restricted cash	(1,217)	(768)
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at beginning of year	14,787	14,348
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of period	$13,570	$13,580

Cash and cash equivalents	$9,890	$10,048
Cash and cash equivalents segregated for regulatory purposes and restricted cash	3,680	3,532
Total cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of period	$13,570	$13,580

Supplemental disclosures of cash flow information:
Cash paid for interest	$423	$499
Cash paid for income taxes, net	$19	$9
Cash outflows for lease liabilities	$34	$33
Non-cash right-of-use (“ROU”) assets recorded for new and modified leases	$19	$33

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2025

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of RJF and its consolidated subsidiaries that are generally controlled through a majority voting interest. We consolidate all of our 100%-owned subsidiaries. In addition, we consolidate any variable interest entity (“VIE”) in which we are the primary beneficiary. Additional information on these VIEs is provided in Note 2 of our Annual Report on Form 10-K (“2025 Form 10-K”) for the year ended September 30, 2025, as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and in Note 9 of this Quarterly Report on Form 10-Q (“Form 10-Q”). When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

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

The nature of our business is such that the results of any interim period are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in our 2025 Form 10-K. To prepare condensed consolidated financial statements in accordance with GAAP, we must make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates and could have a material impact on the condensed consolidated financial statements.

NOTE 2 – UPDATE OF SIGNIFICANT ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 2 of our 2025 Form 10-K. There have been no significant changes in our significant accounting policies since September 30, 2025.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 3 – FAIR VALUE

Our “Financial instruments” and “Financial instrument liabilities” on our Condensed Consolidated Statements of Financial Condition are recorded at fair value. See Notes 2 and 4 of our 2025 Form 10-K for further information about such instruments and our significant accounting policies related to fair value. The following tables present assets and liabilities measured at fair value on a recurring basis.

$ in millions	Level 1	Level 2	Level 3	Netting adjustments (1)	Balance as of December 31, 2025
Assets at fair value on a recurring basis:
Trading assets:
Municipal and provincial obligations	$9	$317	$—	$—	$326
Corporate obligations	12	584	—	—	596
Government and agency obligations	62	93	—	—	155
Agency mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMOs”) and asset-backed securities (“ABS”)	—	370	—	—	370
Non-agency CMOs and ABS	—	26	—	—	26
Total debt securities	83	1,390	—	—	1,473
Equity securities	9	11	—	—	20
Brokered certificates of deposit	—	33	—	—	33
Other	—	—	4	—	4
Total trading assets	92	1,434	4	—	1,530
Available-for-sale securities (2)	429	6,219	—	—	6,648
Derivative assets:
Interest rate	4	283	—	(217)	70
Foreign exchange	—	8	—	(8)	—
Total derivative assets	4	291	—	(225)	70
All other investments:
Government and agency obligations (3)	88	—	—	—	88
Other	194	2	7	—	203
Total all other investments	282	2	7	—	291
Other assets - client-owned fractional shares	183	—	—	—	183
Subtotal	990	7,946	11	(225)	8,722
Other investments - private equity - measured at net asset value (“NAV”)					107
Total assets at fair value on a recurring basis	$990	$7,946	$11	$(225)	$8,829

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$3	$—	$—	$—	$3
Corporate obligations	—	641	—	—	641
Government and agency obligations	220	—	—	—	220
Total debt securities	223	641	—	—	864
Equity securities	6	11	—	—	17
Brokered certificates of deposit	—	2	—	—	2
Total trading liabilities	229	654	—	—	883
Derivative liabilities:
Interest rate	4	288	—	(115)	177
Foreign exchange	—	11	—	(7)	4
Total derivative liabilities	4	299	—	(122)	181
Other payables - repurchase liabilities related to client-owned fractional shares	183	—	—	—	183
Total liabilities at fair value on a recurring basis	$416	$953	$—	$(122)	$1,247

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

$ in millions	Level 1	Level 2	Level 3	Netting adjustments (1)	Balance as of September 30, 2025
Assets at fair value on a recurring basis:
Trading assets:
Municipal and provincial obligations	$6	$403	$—	$—	$409
Corporate obligations	11	659	—	—	670
Government and agency obligations	41	108	—	—	149
Agency MBS, CMOs, and ABS	—	231	—	—	231
Non-agency CMOs and ABS	—	36	—	—	36
Total debt securities	58	1,437	—	—	1,495
Equity securities	17	3	—	—	20
Brokered certificates of deposit	—	19	—	—	19
Other	—	—	4	—	4
Total trading assets	75	1,459	4	—	1,538
Available-for-sale securities (2)	430	6,458	—	—	6,888
Derivative assets:
Interest rate	2	304	—	(239)	67
Foreign exchange	—	1	—	—	1
Total derivative assets	2	305	—	(239)	68
All other investments:
Government and agency obligations (3)	92	—	—	—	92
Other	185	1	7	—	193
Total all other investments	277	1	7	—	285
Other assets - client-owned fractional shares	171	—	—	—	171
Subtotal	955	8,223	11	(239)	8,950
Other investments - private equity - measured at NAV					105
Total assets at fair value on a recurring basis	$955	$8,223	$11	$(239)	$9,055

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$3	$—	$—	$—	$3
Corporate obligations	—	651	—	—	651
Government and agency obligations	164	—	—	—	164
Agency MBS and CMOs	—	42	—	—	42
Total debt securities	167	693	—	—	860
Equity securities	31	—	—	—	31
Total trading liabilities	198	693	—	—	891
Derivative liabilities:
Interest rate	3	306	—	(123)	186
Foreign exchange	—	2	—	—	2
Other	—	—	2	—	2
Total derivative liabilities	3	308	2	(123)	190
Other payables - repurchase liabilities related to client-owned fractional shares	171	—	—	—	171
Total liabilities at fair value on a recurring basis	$372	$1,001	$2	$(123)	$1,252

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

Three months ended December 31, 2025 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading assets	Derivative assets	All other investments	Derivative liabilities
$ in millions	Other	Other	Other	Other
Fair value beginning of period	$4	$—	$7	$(2)
Total gains/(losses) included in earnings	1	1	—	1
Purchases and contributions	25	—	—	—
Sales and distributions	(26)	(1)	—	1
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$4	$—	$7	$—
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$—	$—

Three months ended December 31, 2024 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading assets	Derivative assets	All other investments	Derivative liabilities
$ in millions	Other	Other	Other	Other
Fair value beginning of period	$3	$4	$7	$—
Total gains/(losses) included in earnings	—	(4)	—	(2)
Purchases and contributions	18	—	—	—
Sales and distributions	(19)	—	—	—
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$2	$—	$7	$(2)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$(3)	$—	$—	$(6)

As of both December 31, 2025 and September 30, 2025, 10% of our assets and 2% of our liabilities were measured at fair value on a recurring basis. As of both December 31, 2025 and September 30, 2025, Level 3 assets represented less than 1% of our assets measured at fair value on a recurring basis.

Investments in private equity measured at net asset value per share

As more fully described in Note 2 of our 2025 Form 10-K, as a practical expedient, we utilize NAV or its equivalent to determine the recorded value of a portion of our private equity investments portfolio. We utilize NAV when the fund investment does not have a readily determinable fair value and the NAV of the fund is calculated in a manner consistent with the measurement principles of investment company accounting, including measurement of the investments at fair value.

Our private equity portfolio as of December 31, 2025 primarily included investments in third-party funds, including growth equity, venture capital, and mezzanine lending fund investments. Our investments cannot be redeemed directly with the funds. Our investments are monetized through the liquidation of underlying assets of fund investments, the timing of which is uncertain.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table presents the recorded value and unfunded commitments related to our private equity investments portfolio.

$ in millions	Recorded value	Unfunded commitment
December 31, 2025
Private equity investments measured at NAV	$107	$36
Private equity investments not measured at NAV	7
Total private equity investments	$114

September 30, 2025
Private equity investments measured at NAV	$105	$38
Private equity investments not measured at NAV	7
Total private equity investments	$112

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

$ in millions	Level 2	Level 3	Total fair value	Valuation technique(s)	Unobservable input	Range (weighted-average)
December 31, 2025
Bank loans:
Residential mortgage loans	$5	$7	$12	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.4 yrs.)
Corporate loans	$—	$173	$173	Collateral or discounted cash flow (1)	Recovery rate	70% - 81% (74%)
Loans held for sale	$1	$—	$1	N/A (2)	N/A	N/A

September 30, 2025
Bank loans:
Residential mortgage loans	$5	$7	$12	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.5 yrs.)
Corporate loans	$—	$179	$179	Collateral or discounted cash flow (1)	Recovery rate	24% - 96% (76%)
Loans held for sale	$31	$—	$31	N/A	N/A	N/A

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
(2)See the “Bank loans, net - Loans held for sale” section of Note 2 of our 2025 Form 10-K for information on the valuation techniques used in the valuation of our loans held for sale measured at fair value on a nonrecurring basis.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Financial instruments not recorded at fair value

Many, but not all, of the financial instruments we hold were recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The following table presents the estimated fair value and fair value hierarchy of financial assets and liabilities that are not recorded at fair value on the Condensed Consolidated Statements of Financial Condition at December 31, 2025 and September 30, 2025. This table excludes financial instruments that are carried at amounts which approximate fair value. See Note 3 of our 2025 Form 10-K for a discussion of our financial instruments that are not recorded at fair value.

$ in millions	Level 2	Level 3	Total estimated fair value	Carrying amount
December 31, 2025
Financial assets:
Bank loans, net	$167	$52,508	$52,675	$53,257
Financial liabilities:
Bank deposits - certificates of deposit	$1,980	$—	$1,980	$1,974
Senior notes payable	$3,273	$—	$3,273	$3,521

September 30, 2025
Financial assets:
Bank loans, net	$386	$50,362	$50,748	$51,345
Financial liabilities:
Bank deposits - certificates of deposit	$1,943	$—	$1,943	$1,937
Senior notes payable	$3,299	$—	$3,299	$3,520

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

The following table details the amortized costs and fair values of our available-for-sale securities. See Note 2 of our 2025 Form 10-K for a discussion of our accounting policies applicable to our available-for-sale securities. See Note 3 of this Form 10-Q for additional information regarding the fair value of available-for-sale securities.

$ in millions	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2025
Agency residential MBS	$3,412	$4	$(236)	$3,180
Agency commercial MBS	1,164	—	(75)	1,089
Agency CMOs	1,368	3	(136)	1,235
U.S. Treasuries	428	1	—	429
Other agency obligations	193	—	(1)	192
Non-agency residential MBS	464	1	(29)	436
Corporate bonds	71	1	—	72
Other	14	1	—	15
Total available-for-sale securities	$7,114	$11	$(477)	$6,648

September 30, 2025
Agency residential MBS	$3,531	$3	$(265)	$3,269
Agency commercial MBS	1,223	—	(85)	1,138
Agency CMOs	1,421	3	(147)	1,277
U.S. Treasuries	429	1	—	430
Other agency obligations	229	—	(2)	227
Non-agency residential MBS	484	1	(32)	453
Corporate bonds	79	1	(1)	79
Other	14	1	—	15
Total available-for-sale securities	$7,410	$10	$(532)	$6,888

The amortized costs and fair values in the preceding table exclude $17 million and $18 million of accrued interest on available-for-sale securities as of December 31, 2025 and September 30, 2025, respectively, which was included in “Other receivables, net” on our Condensed Consolidated Statements of Financial Condition.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

See Note 6 for additional information regarding available-for-sale securities pledged with the FHLB and Federal Reserve Bank (“FRB”).

The following table details the contractual maturities, amortized costs, fair values and current yields for our available-for-sale securities.  Weighted-average yields are calculated on a taxable-equivalent basis based on estimated annual income divided by the average amortized cost of these securities. Since our MBS and CMO available-for-sale securities are backed by mortgages, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. As a result, the weighted-average life of our available-for-sale securities portfolio, after factoring in estimated prepayments, was approximately 3.8 years as of December 31, 2025.

	December 31, 2025
$ in millions	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency residential MBS
Amortized cost	$1	$290	$1,641	$1,480	$3,412
Fair value	$1	$277	$1,522	$1,380	$3,180
Weighted-average yield	2.06%	1.29%	1.31%	2.79%	1.95%
Agency commercial MBS
Amortized cost	$250	$853	$16	$45	$1,164
Fair value	$247	$789	$15	$38	$1,089
Weighted-average yield	1.47%	1.29%	1.25%	1.85%	1.35%
Agency CMOs
Amortized cost	$—	$—	$32	$1,336	$1,368
Fair value	$—	$—	$30	$1,205	$1,235
Weighted-average yield	—%	—%	1.46%	2.32%	2.30%
U.S. Treasuries
Amortized cost	$338	$90	$—	$—	$428
Fair value	$339	$90	$—	$—	$429
Weighted-average yield	3.92%	3.83%	—%	—%	3.90%
Other agency obligations
Amortized cost	$53	$104	$28	$8	$193
Fair value	$53	$104	$28	$7	$192
Weighted-average yield	2.91%	3.63%	2.42%	3.07%	3.23%
Non-agency residential MBS
Amortized cost	$—	$—	$—	$464	$464
Fair value	$—	$—	$—	$436	$436
Weighted-average yield	—%	—%	—%	4.07%	4.07%
Corporate bonds
Amortized cost	$7	$47	$17	$—	$71
Fair value	$7	$47	$18	$—	$72
Weighted-average yield	6.34%	4.82%	5.03%	—%	5.02%
Other
Amortized cost	$—	$—	$4	$10	$14
Fair value	$—	$—	$5	$10	$15
Weighted-average yield	—%	—%	6.85%	6.46%	6.59%
Total available-for-sale securities
Amortized cost	$649	$1,384	$1,738	$3,343	$7,114
Fair value	$647	$1,307	$1,618	$3,076	$6,648
Weighted-average yield	2.92%	1.75%	1.37%	2.77%	2.25%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table details the gross unrealized losses and fair values of securities that were in a loss position at the reporting period end, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
$ in millions	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2025
Agency residential MBS	$—	$—	$2,852	$(236)	$2,852	$(236)
Agency commercial MBS	—	—	1,080	(75)	1,080	(75)
Agency CMOs	7	—	945	(136)	952	(136)
U.S. Treasuries	175	—	8	—	183	—
Other agency obligations	—	—	164	(1)	164	(1)
Non-agency residential MBS	—	—	375	(29)	375	(29)
Corporate bonds	2	—	13	—	15	—
Other	1	—	5	—	6	—
Total	$185	$—	$5,442	$(477)	$5,627	$(477)

September 30, 2025
Agency residential MBS	$23	$—	$2,994	$(265)	$3,017	$(265)
Agency commercial MBS	—	—	1,129	(85)	1,129	(85)
Agency CMOs	2	—	978	(147)	980	(147)
U.S. Treasuries	215	—	9	—	224	—
Other agency obligations	—	—	227	(2)	227	(2)
Non-agency residential MBS	—	—	380	(32)	380	(32)
Corporate bonds	—	—	15	(1)	15	(1)
Other	1	—	5	—	6	—
Total	$241	$—	$5,737	$(532)	$5,978	$(532)

At December 31, 2025, of the 768 available-for-sale securities in an unrealized loss position, 17 were in a continuous unrealized loss position for less than 12 months and 751 securities were in a continuous unrealized loss position for greater than 12 months.

During the three months ended December 31, 2025, there were no sales of available-for-sale securities. During the three months ended December 31, 2024, we received proceeds of $78 million from sales of available-for-sale securities resulting in $2 million of losses. Such losses were reclassified from accumulated other comprehensive income/loss (“AOCI”) to “Other” revenue on the Condensed Consolidated Statements of Income and Comprehensive Income during the three months ended December 31, 2024.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 5 – DERIVATIVE ASSETS AND DERIVATIVE LIABILITIES

Our derivative assets and derivative liabilities are recorded at fair value and are included in “Derivative assets” and “Derivative liabilities” on our Condensed Consolidated Statements of Financial Condition. Cash flows related to our derivatives are included within operating activities on the Condensed Consolidated Statements of Cash Flows. The significant accounting policies governing our derivatives, including our methodologies for determining fair value, are described in Note 2 of our 2025 Form 10-K.

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

	December 31, 2025			September 30, 2025
$ in millions	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate (1)	$287	$292	$19,333	$306	$309	$20,446
Foreign exchange	8	8	952	—	2	539
Other	—	—	1,032	—	2	1,096
Subtotal	295	300	21,317	306	313	22,081
Derivatives designated as hedging instruments
Interest rate	—	—	800	—	—	850
Foreign exchange	—	3	1,266	1	—	1,242
Subtotal	—	3	2,066	1	—	2,092
Total gross fair value/notional amount	295	303	$23,383	307	313	$24,173
Offset on the Condensed Consolidated Statements of Financial Condition
Counterparty netting	(91)	(91)		(92)	(92)
Cash collateral netting	(134)	(31)		(147)	(31)
Total amounts offset	(225)	(122)		(239)	(123)
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	$70	$181		$68	$190
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
Financial instruments	—	—		(1)	—
Total	$70	$181		$67	$190

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

	Three months ended December 31,
$ in millions	2025	2024
Interest rate (cash flow hedges)	$(2)	$6
Foreign exchange (net investment hedges)	(10)	57
Total gains/(losses) included in AOCI, net of taxes	$(12)	$63

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for each of the three months ended December 31, 2025 and 2024. We expect to reclassify $6 million of interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is two years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table details the gains/(losses) on derivatives not designated as hedging instruments recognized on the Condensed Consolidated Statements of Income and Comprehensive Income. These amounts do not include any offsetting gains/(losses) on the related hedged item.

$ in millions		Three months ended December 31,
	Location of gains/(losses)	2025	2024
Interest rate	Principal transactions/other revenue	$3	$3
Foreign exchange (1)	Principal transactions/other revenue	$(1)	$61
Other	Principal transactions	$2	$(6)

(1)The impacts included in our Condensed Consolidated Statements of Income and Comprehensive Income of these amounts net of the gains/(losses) on the related hedged item were net gains of $2 million for each of the three months ended December 31, 2025 and 2024.

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

Derivatives with credit-risk-related contingent features

Certain of our derivative contracts contain provisions that require our debt to maintain an investment-grade rating from one or more of the major credit rating agencies or contain provisions related to default on certain of our outstanding debt. If our debt were to fall below investment-grade or we were to default on certain of our outstanding debt, the counterparties to the derivative instruments could terminate the derivative and request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position was not significant at either December 31, 2025 or September 30, 2025.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 6 – COLLATERALIZED AGREEMENTS AND FINANCINGS

Collateralized agreements are comprised of securities purchased under agreements to resell (“reverse repurchase agreements”) and securities borrowed. Collateralized financings are comprised of securities sold under agreements to repurchase (“repurchase agreements”) and securities loaned. We enter into these transactions in order to facilitate client activities, acquire securities to cover short positions, and finance certain firm activities. The significant accounting policies governing our collateralized agreements and financings are described in Note 2 of our 2025 Form 10-K.

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

	Collateralized agreements			Collateralized financings
$ in millions	Reverse repurchase agreements	Securities borrowed	Total	Repurchase agreements	Securities loaned	Total
December 31, 2025
Gross amounts of recognized assets/liabilities	$311	$429	$740	$368	$514	$882
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts included in the Condensed Consolidated Statements of Financial Condition	311	429	740	368	514	882
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(311)	(415)	(726)	(368)	(492)	(860)
Net amounts	$—	$14	$14	$—	$22	$22

September 30, 2025
Gross amounts of recognized assets/liabilities	$302	$396	$698	$325	$786	$1,111
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts included in the Condensed Consolidated Statements of Financial Condition	302	396	698	325	786	1,111
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(302)	(372)	(674)	(325)	(768)	(1,093)
Net amounts	$—	$24	$24	$—	$18	$18

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

$ in millions	December 31, 2025	September 30, 2025
Repurchase agreements:
Government and agency obligations	$160	$125
Agency MBS and agency CMOs	208	200
Total repurchase agreements	$368	$325
Securities loaned:
Equity securities	514	786
Total collateralized financings	$882	$1,111

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

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

$ in millions	December 31, 2025	September 30, 2025
Collateral we received that was available to be delivered or repledged	$4,354	$4,003
Collateral that we delivered or repledged	$1,664	$2,080

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

$ in millions	December 31, 2025	September 30, 2025
Had the right to deliver or repledge	$1,287	$1,265
Did not have the right to deliver or repledge	$66	$66

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

$ in millions	December 31, 2025	September 30, 2025
Assets pledged with the FHLB or FRB:
Available-for-sale securities	$2,363	$2,435
Bank loans	31,936	31,014
Total assets pledged with the FHLB or FRB	$34,299	$33,449

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 7 – BANK LOANS, NET

Bank client receivables are comprised of loans originated or purchased by our Bank segment and include securities-based loans (“SBL”), corporate loans (commercial and industrial (“C&I”) loans, commercial real estate (“CRE”) loans, and real estate investment trust (“REIT”) loans), residential mortgage loans, and tax-exempt loans. These receivables are collateralized by first and, to a lesser extent, second mortgages on residential or other real property, other assets of the borrower, a pledge of revenue, securities, or are unsecured. We segregate our loan portfolio into six loan portfolio segments: SBL, C&I, CRE, REIT, residential mortgage, and tax-exempt. See Note 2 of our 2025 Form 10-K for a discussion of our accounting policies related to bank loans and the allowance for credit losses.

Loan balances in the following tables are presented at amortized cost (outstanding principal balance net of unamortized purchase discounts or premiums, unearned income, deferred origination fees and costs, and charge-offs), except for certain held for sale loans recorded at fair value. Bank loans are presented on our Condensed Consolidated Statements of Financial Condition at amortized cost less the allowance for credit losses (“ACL”) or fair value where applicable.

The following table presents the balances for held for investment loans by portfolio segment and held for sale loans.

$ in millions	December 31, 2025	September 30, 2025
SBL	$21,667	$19,775
C&I loans	10,801	10,777
CRE loans	7,753	7,840
REIT loans	1,779	1,690
Residential mortgage loans	10,567	10,295
Tax-exempt loans	1,148	1,226
Total loans held for investment	53,715	51,603
Held for sale loans	168	416
Total loans held for sale and investment	53,883	52,019
Allowance for credit losses	(440)	(452)
Bank loans, net	$53,443	$51,567

ACL as a % of total loans held for investment	0.82%	0.88%
Accrued interest receivable on bank loans (included in “Other receivables, net”)	$213	$216

See Note 6 for additional information regarding bank loans pledged with the FHLB and FRB.

Held for sale loans

We originated or purchased $497 million and $706 million of loans held for sale during the three months ended December 31, 2025 and 2024, respectively. The majority of these loans were purchases of the guaranteed portions of Small Business Administration (“SBA”) loans that were initially classified as loans held for sale upon purchase and subsequently transferred to trading instruments once they had been securitized into pools. Proceeds from the sales of these loans held for sale and not securitized amounted to $177 million and $165 million during the three months ended December 31, 2025, and 2024, respectively. Net gains resulting from such sales were insignificant for each of the three months ended December 31, 2025 and 2024.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Purchases and sales of loans held for investment

The following table presents purchases and sales of loans held for investment by portfolio segment.

$ in millions	C&I loans	Residential mortgage loans	Total
Three months ended December 31, 2025
Purchases	$165	$14	$179
Sales	$84	$—	$84
Three months ended December 31, 2024
Purchases	$242	$65	$307
Sales	$48	$—	$48

Sales in the preceding table represent the recorded investment (i.e., net of charge-offs and discounts or premiums) of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. As more fully described in Note 2 of our 2025 Form 10-K, corporate loan sales generally occur as part of our credit management activities.

Past due, nonaccrual, and modified loans

The following table presents information on delinquency status of our loans held for investment.

$ in millions	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual with allowance	Nonaccrual with no allowance	Current and accruing	Total loans held for investment
December 31, 2025
SBL	$3	$—	$3	$—	$—	$21,664	$21,667
C&I loans	2	—	2	52	5	10,742	10,801
CRE loans	—	—	—	111	8	7,634	7,753
REIT loans	—	—	—	18	—	1,761	1,779
Residential mortgage loans	5	—	5	—	13	10,549	10,567
Tax-exempt loans	—	—	—	—	—	1,148	1,148
Total loans held for investment	$10	$—	$10	$181	$26	$53,498	$53,715

September 30, 2025
SBL	$1	$—	$1	$—	$—	$19,774	$19,775
C&I loans	1	—	1	39	5	10,732	10,777
CRE loans	—	—	—	101	9	7,730	7,840
REIT loans	—	—	—	19	—	1,671	1,690
Residential mortgage loans	5	—	5	—	13	10,277	10,295
Tax-exempt loans	—	—	—	—	—	1,226	1,226
Total loans held for investment	$7	$—	$7	$159	$27	$51,410	$51,603

The preceding table includes $122 million and $109 million at December 31, 2025 and September 30, 2025, respectively, of nonaccrual loans which were current pursuant to their contractual terms.

As more fully described in Note 2 of our 2025 Form 10-K, in the normal course of business, we may modify the original terms of a loan agreement to a borrower experiencing financial difficulty, which may include a borrower in default, financial distress, bankruptcy or other circumstances. Loans to borrowers experiencing financial difficulty modified during the three months ended December 31, 2025 and 2024 were not significant.

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

$ in millions	Nature of collateral	December 31, 2025	September 30, 2025
C&I loans	Commercial real estate and other business assets	$23	$13
CRE loans	Office, hospitality, multi-family residential, industrial, and medical office real estate	$144	$165
REIT loans	Office real estate	$106	$113
Residential mortgage loans	Single family homes	$6	$9

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

	As of and for the three months ended December 31, 2025
	Loans by origination fiscal year
$ in millions	2026	2025	2024	2023	2022	Prior	Revolving loans	Total
SBL
Risk rating:
Pass	$9	$19	$57	$30	$19	$72	$21,407	$21,613
Special mention (1)	—	—	—	—	—	—	54	54
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total SBL	$9	$19	$57	$30	$19	$72	$21,461	$21,667
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

C&I loans
Risk rating:
Pass	$244	$696	$809	$341	$976	$4,237	$3,405	$10,708
Special mention	—	1	—	13	1	—	—	15
Substandard	—	—	1	—	—	62	15	78
Doubtful	—	—	—	—	—	—	—	—
Total C&I loans	$244	$697	$810	$354	$977	$4,299	$3,420	$10,801
Gross charge-offs	$—	$1	$—	$—	$—	$—	$—	$1

CRE loans
Risk rating:
Pass	$317	$1,414	$696	$960	$1,484	$1,878	$690	$7,439
Special mention	—	—	4	26	115	—	—	145
Substandard	—	—	—	26	79	41	—	146
Doubtful	—	—	—	—	—	23	—	23
Total CRE loans	$317	$1,414	$700	$1,012	$1,678	$1,942	$690	$7,753
Gross charge offs	$—	$—	$—	$—	$6	$2	$—	$8

REIT loans
Risk rating:
Pass	$17	$302	$67	$158	$59	$351	$701	$1,655
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	18	—	106	—	124
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$17	$302	$67	$176	$59	$457	$701	$1,779
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage loans
Risk rating:
Pass	$541	$1,778	$1,165	$1,411	$2,463	$3,144	$39	$10,541
Special mention	—	—	—	1	1	4	—	6
Substandard	—	—	—	—	7	13	—	20
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$541	$1,778	$1,165	$1,412	$2,471	$3,161	$39	$10,567
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Tax-exempt loans
Risk rating:
Pass	$55	$49	$—	$57	$197	$790	$—	$1,148
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$55	$49	$—	$57	$197	$790	$—	$1,148
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

(1)As of December 31, 2025, this balance related to a loan which was collateralized by private securities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

	As of and for the year ended September 30, 2025
	Loans by origination fiscal year
$ in millions	2025	2024	2023	2022	2021	Prior	Revolving loans	Total
SBL
Risk rating:
Pass	$21	$62	$30	$20	$29	$43	$19,485	$19,690
Special mention (1)	—	—	—	—	—	—	85	85
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total SBL	$21	$62	$30	$20	$29	$43	$19,570	$19,775
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

C&I loans
Risk rating:
Pass	$746	$743	$366	$1,016	$849	$3,495	$3,455	$10,670
Special mention	—	—	16	1	—	—	3	20
Substandard	—	1	—	—	2	64	20	87
Doubtful	—	—	—	—	—	—	—	—
Total C&I loans	$746	$744	$382	$1,017	$851	$3,559	$3,478	$10,777
Gross charge-offs	$—	$—	$—	$—	$—	$32	$1	$33

CRE loans
Risk rating:
Pass	$1,333	$789	$1,023	$1,698	$599	$1,473	$612	$7,527
Special mention	—	—	25	90	—	7	—	122
Substandard	—	—	27	86	—	55	—	168
Doubtful	—	—	—	—	—	23	—	23
Total CRE loans	$1,333	$789	$1,075	$1,874	$599	$1,558	$612	$7,840
Gross charge-offs	$—	$—	$—	$—	$—	$11	$1	$12

REIT loans
Risk rating:
Pass	$289	$128	$158	$59	$113	$241	$570	$1,558
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	19	—	113	—	—	132
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$289	$128	$177	$59	$226	$241	$570	$1,690
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage loans
Risk rating:
Pass	$1,810	$1,206	$1,465	$2,511	$1,389	$1,849	$42	$10,272
Special mention	—	—	—	1	1	3	—	5
Substandard	—	—	—	6	—	12	—	18
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$1,810	$1,206	$1,465	$2,518	$1,390	$1,864	$42	$10,295
Gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$1

Tax-exempt loans
Risk rating:
Pass	$49	$62	$57	$215	$144	$699	$—	$1,226
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$49	$62	$57	$215	$144	$699	$—	$1,226
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

(1)As of September 30, 2025, this balance related to a loan which was collateralized by private securities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

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

	December 31, 2025
	Loans by origination fiscal year
$ in millions	2026	2025	2024	2023	2022	Prior	Revolving loans	Total
FICO score:
Below 600	$2	$5	$5	$11	$16	$24	$—	$63
600 - 699	39	75	58	61	93	131	3	460
700 - 799	387	1,399	722	786	1,394	1,728	30	6,446
800 +	112	299	378	554	968	1,275	6	3,592
FICO score not available	1	—	2	—	—	3	—	6
Total	$541	$1,778	$1,165	$1,412	$2,471	$3,161	$39	$10,567

LTV ratio:
Below 80%	$350	$1,251	$841	$1,003	$1,891	$2,456	$38	$7,830
80%+	191	527	324	409	580	705	1	2,737
Total	$541	$1,778	$1,165	$1,412	$2,471	$3,161	$39	$10,567

	September 30, 2025
	Loans by origination fiscal year
$ in millions	2025	2024	2023	2022	2021	Prior	Revolving loans	Total
FICO score:
Below 600	$5	$5	$11	$17	$7	$18	$—	$63
600 - 699	74	60	66	96	43	90	5	434
700 - 799	1,424	747	815	1,419	744	1,026	29	6,204
800 +	306	392	572	986	594	727	8	3,585
FICO score not available	1	2	1	—	2	3	—	9
Total	$1,810	$1,206	$1,465	$2,518	$1,390	$1,864	$42	$10,295

LTV ratio:
Below 80%	$1,271	$874	$1,037	$1,926	$1,100	$1,432	$41	$7,681
80%+	539	332	428	592	290	432	1	2,614
Total	$1,810	$1,206	$1,465	$2,518	$1,390	$1,864	$42	$10,295

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Allowance for credit losses

The following table presents changes in the allowance for credit losses on held for investment bank loans by portfolio segment.

$ in millions	SBL	C&I loans	CRE loans	REIT loans	Residential mortgage loans	Tax-exempt loans	Total
Three months ended December 31, 2025
Balance at beginning of period	$8	$148	$182	$52	$61	$1	$452
Provision/(benefit) for credit losses	(1)	(1)	2	(4)	1	—	(3)
Net (charge-offs)/recoveries:
Charge-offs	—	(1)	(8)	—	—	—	(9)
Recoveries	—	—	—	—	—	—	—
Net charge-offs	—	(1)	(8)	—	—	—	(9)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of period	$7	$146	$176	$48	$62	$1	$440

ACL by loan portfolio segment as a % of total ACL	1.6%	33.2%	40.0%	10.9%	14.1%	0.2%	100.0%

Three months ended December 31, 2024
Balance at beginning of period	$6	$173	$188	$23	$65	$2	$457
Provision/(benefit) for credit losses	(1)	7	(10)	4	—	—	—
Net (charge-offs)/recoveries:
Charge-offs	—	(4)	—	—	—	—	(4)
Recoveries	—	—	—	—	—	—	—
Net charge-offs	—	(4)	—	—	—	—	(4)
Foreign exchange translation adjustment	—	—	(1)	—	—	—	(1)
Balance at end of period	$5	$176	$177	$27	$65	$2	$452

ACL by loan portfolio segment as a % of total ACL	1.1%	38.9%	39.2%	6.0%	14.4%	0.4%	100.0%
The allowance for credit losses on held for investment bank loans decreased $12 million during the three months ended December 31, 2025, primarily resulting from net charge-offs during the period. The bank loan benefit for credit losses for the three months ended December 31, 2025 primarily reflected the impact of net paydowns of higher-risk loans in our corporate loan portfolio and an improved economic outlook for the C&I loan portfolio, partially offset by specific reserves on certain loans.

The allowance for credit losses on unfunded lending commitments, which is included in “Other payables” on our Condensed Consolidated Statements of Financial Condition, was $24 million at both December 31, 2025 and September 30, 2025.
NOTE 8 – LOANS TO FINANCIAL ADVISORS, NET

Loans to financial advisors are primarily comprised of loans originated as a part of our recruiting activities. See Note 2 of our 2025 Form 10-K for a discussion of our accounting policies related to loans to financial advisors and the related allowance for credit losses. The following table presents the balances for our loans to financial advisors and the related accrued interest receivable.

$ in millions	December 31, 2025	September 30, 2025
Affiliated with the firm as of period-end (1)	$1,805	$1,658
No longer affiliated with the firm as of period-end (2)	8	7
Total loans to financial advisors	1,813	1,665
Allowance for credit losses	(43)	(39)
Loans to financial advisors, net	$1,770	$1,626
Accrued interest receivable on loans to financial advisors (included in “Other receivables, net”)	$13	$12
Allowance for credit losses as a percent of total loans to financial advisors	2.37%	2.34%

(1)These loans were predominantly current.
(2)These loans were on nonaccrual status and predominantly past due for a period of 180 days or more.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 9 – VARIABLE INTEREST ENTITIES

A VIE requires consolidation by the entity’s primary beneficiary.  We evaluate all of the entities in which we are involved to determine if the entity is a VIE and if so, whether we hold a variable interest and are the primary beneficiary. Refer to Note 2 of our 2025 Form 10-K for a discussion of our principal involvement with VIEs and the accounting policies regarding determination of whether we are deemed to be the primary beneficiary of VIEs.

VIEs where we are the primary beneficiary

Of the VIEs in which we hold an interest, we have determined that certain investments in low-income housing tax credit (“LIHTC”) funds and other funds that qualify for tax credits and the trust we utilize in connection with restricted stock unit (“RSU”) awards granted to certain employees of one of our Canadian subsidiaries (the “Restricted Stock Trust Fund”) require consolidation in our financial statements, as we are deemed the primary beneficiary of such VIEs.  The aggregate assets and liabilities of the VIEs we consolidate are provided in the following table. Aggregate assets and aggregate liabilities may differ from the consolidated carrying value of assets and liabilities due to the elimination of intercompany assets and liabilities held by the consolidated VIE.

$ in millions	Aggregate assets	Aggregate liabilities
December 31, 2025
LIHTC funds	$85	$22
Restricted Stock Trust Fund	32	32
Total	$117	$54

September 30, 2025
LIHTC funds	$74	$20
Restricted Stock Trust Fund	19	19
Total	$93	$39

The following table presents information about the carrying value of the assets and liabilities of the VIEs which we consolidate and which are included on our Condensed Consolidated Statements of Financial Condition. Intercompany balances are eliminated in consolidation and are not reflected in the following table.

$ in millions	December 31, 2025	September 30, 2025
Assets:
Cash and cash equivalents and assets segregated for regulatory purposes and restricted cash	$24	$19
Other receivables	2	—
Other assets	59	55
Total assets	$85	$74
Liabilities:
Other payables	$16	$13
Total liabilities	$16	$13
Noncontrolling interests	$4	$1

VIEs where we hold a variable interest but are not the primary beneficiary

As discussed in Note 2 of our 2025 Form 10-K, we have concluded that for certain VIEs we are not the primary beneficiary and therefore do not consolidate these VIEs. Such VIEs primarily include certain LIHTC funds, certain other investments for which we receive tax credits, our interests in certain limited partnerships which are part of our private equity portfolio (“Private Equity Interests”), and other limited partnerships. Our risk of loss for these VIEs is limited to our investments in, advances to, and/or receivables due from these VIEs.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Aggregate assets, liabilities, and risk of loss

The aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but as to which we have concluded we are not the primary beneficiary, are provided in the following table.

	December 31, 2025			September 30, 2025
$ in millions	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
LIHTC funds	$10,352	$3,414	$57	$9,680	$3,031	$133
Private Equity Interests	3,019	905	107	3,043	948	105
Other	641	226	146	596	217	115
Total	$14,012	$4,545	$310	$13,319	$4,196	$353

NOTE 10 - OTHER ASSETS

The following table details the components of other assets as of the dates indicated. See Note 2 of our 2025 Form 10-K for a discussion of our accounting policies related to certain of these components.

$ in millions	December 31, 2025	September 30, 2025
Investments in corporate-owned life insurance policies	$1,628	$1,575
Property and equipment, net	678	670
ROU lease assets	578	583
Prepaid expenses	254	218
Investments in FHLB and FRB stock	103	103
Client-owned fractional shares	183	171
All other	258	195
Total other assets	$3,682	$3,515

See Note 12 of our 2025 Form 10-K for additional information regarding our property and equipment and Note 11 of this Form 10-Q and Note 13 of our 2025 Form 10-K for additional information regarding our leases.

NOTE 11 – LEASES

The following table presents the balances related to our leases on our Condensed Consolidated Statements of Financial Condition. See Notes 2 and 13 of our 2025 Form 10-K for additional information related to our leases, including a discussion of our accounting policies.

$ in millions	December 31, 2025	September 30, 2025
ROU lease assets (included in “Other assets”)	$578	$583
Lease liabilities (included in “Other payables”)	$533	$538

Lease liabilities as of December 31, 2025 excluded $87 million of minimum lease payments related to lease arrangements that were legally binding but had not yet commenced. These leases are estimated to commence later in fiscal year 2026 through fiscal year 2027 with lease terms ranging from 3 to 11 years.

Lease expense

The following table details the components of lease expense, which is included in “Occupancy and equipment” expense on our Condensed Consolidated Statements of Income and Comprehensive Income.

	Three months ended December 31,
$ in millions	2025	2024
Lease costs	$37	$36
Variable lease costs	$9	$6

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

	December 31, 2025		September 30, 2025
$ in millions	Balance	Weighted-average rate	Balance	Weighted-average rate
Money market and savings accounts	$35,714	1.31%	$33,881	1.60%
Interest-bearing demand deposits	21,797	3.44%	22,532	3.86%
Certificates of deposit	1,974	3.93%	1,937	4.21%
Non-interest-bearing demand deposits	667	—	547	—
Total bank deposits	$60,152	2.18%	$58,897	2.56%

Total bank deposits included $27.82 billion and $26.56 billion as of December 31, 2025 and September 30, 2025, respectively, of cash balances which were swept to our Bank segment from the client investment accounts maintained at Raymond James & Associates, Inc. (“RJ&A”). Such deposits are held in Federal Deposit Insurance Corporation (“FDIC”)-insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”), and substantially all of these deposits were included in money market and savings accounts in the preceding table. Interest-bearing demand deposits in the preceding table included $12.45 billion and $13.47 billion of deposits as of December 31, 2025 and September 30, 2025, respectively, associated with our Enhanced Savings Program (“ESP”), in which PCG clients deposit cash in a high-yield Raymond James Bank account.

The following table details the amount of total bank deposits (which excluded affiliate deposits) that are FDIC-insured, as well as the amount that exceeded the FDIC insurance limit at each respective period end.

$ in millions	December 31, 2025	September 30, 2025
FDIC-insured bank deposits	$50,001	$49,117
Bank deposits exceeding FDIC insurance limit (1) (2)	10,151	9,780
Total bank deposits	$60,152	$58,897
FDIC-insured bank deposits as a % of total bank deposits	83%	83%

(1)Bank deposits that exceeded the FDIC insurance limit were calculated in accordance with applicable regulatory reporting requirements.
(2)Excluded affiliate deposits exceeding the FDIC insurance limit of $1.45 billion and $1.24 billion as of December 31, 2025 and September 30, 2025, respectively.

The following table sets forth the amount of certificates of deposit that exceeded the FDIC insurance limit, categorized by the time remaining until maturity, as of December 31, 2025.

$ in millions	December 31, 2025
Three months or less	$60
Over three through six months	44
Over six through twelve months	34
Over twelve months	24
Total certificates of deposit that exceeded the FDIC insurance limit (1)	$162

(1)Total certificates of deposit that exceeded the FDIC insurance limit were calculated in accordance with applicable regulatory reporting requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The maturities by fiscal year of our certificates of deposit as of December 31, 2025 are presented in the following table.

$ in millions
Remainder of 2026	$1,357
2027	400
2028	119
2029	49
2030	39
Thereafter	10
Total certificates of deposit	$1,974

Interest expense on deposits, excluding interest expense related to affiliate deposits, is summarized in the following table.

	Three months ended December 31,
$ in millions	2025	2024
Money market and savings accounts	$127	$164
Interest-bearing demand deposits	203	228
Certificates of deposit	20	28
Total interest expense on deposits	$350	$420

We use an interest rate swap to manage the risk of increases in interest rates associated with certain money market and savings accounts by converting the balances subject to variable interest rates to a fixed interest rate. See Note 2 of our 2025 Form 10-K for information regarding this interest rate swap, which has been designated and accounted for as a cash flow hedge.

NOTE 13 – OTHER BORROWINGS

The following table details the components of our other borrowings.

	December 31, 2025			September 30, 2025
$ in millions	Weighted-average interest rate	Maturity date	Balance	Weighted-average interest rate	Maturity date	Balance
FHLB advances:
Floating rate - term	3.98%	March 2026 - September 2027	$450	4.44%	December 2025 - December 2026	$500
Fixed rate	3.99%	December 2027 - December 2028	250	4.10%	December 2028	200
Total FHLB advances			$700			$700

FHLB advances

We have entered into advances from the FHLB at our Bank segment, which are secured by certain of our bank loans and available-for-sale securities. The interest rates on our floating-rate advances are based on a Secured Overnight Financing Rate (“SOFR”) and reset daily. We use interest rate swaps to manage the risk of increases in interest rates associated with our floating-rate FHLB advances by converting the balances subject to variable interest rates to a fixed interest rate. See Note 2 of our 2025 Form 10-K and Note 5 of this Form 10-Q for information regarding these interest rate swaps, which have been designated and accounted for as cash flow hedges. See Note 6 of this Form 10-Q for additional information regarding bank loans and available-for-sale securities pledged with the FHLB as security for our FHLB borrowings.

Credit Facility

RJF and RJ&A are parties to a revolving credit facility agreement (the “Credit Facility”), a committed unsecured line of credit under which both RJ&A or RJF have the ability to borrow. The Credit Facility has a term through September 2030 and provides for maximum borrowings of up to $1 billion. The interest rates on borrowings under the Credit Facility are variable and based on SOFR, as adjusted for RJF’s credit rating. There were no borrowings outstanding on the Credit Facility as of December 31, 2025 or September 30, 2025. There is a facility fee associated with the Credit Facility, which also varies with RJF’s credit rating (the “Variable Rate Facility Fee”). Based upon RJF’s credit rating as of December 31, 2025, the Variable Rate Facility Fee, which is applied to the committed amount, was 0.125% per annum.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Other

In addition to the Credit Facility, we maintain various secured and unsecured lines of credit, which are generally utilized to finance certain fixed income trading instruments or for cash management purposes. Borrowings during the period were generally day-to-day and there were no borrowings outstanding on these arrangements as of December 31, 2025 or September 30, 2025. The interest rates for these arrangements are variable and are based on a daily bank quoted rate, which may reference SOFR, the federal funds rate, a lender’s prime rate, the Canadian prime rate or another commercially available rate, as applicable.

A portion of our fixed income transactions are cleared through a third-party clearing organization, which provides financing for the purchase of trading instruments to support such transactions. The amount of financing is based on the amount of trading inventory financed, as well as any deposits held at the clearing organization. Amounts outstanding under this financing arrangement are collateralized by a portion of our trading inventory and accrue interest based on market rates. While we had borrowings outstanding as of December 31, 2025, the clearing organization is under no contractual obligation to lend to us under this arrangement. We also have other collateralized financings included in “Collateralized financings” on our Condensed Consolidated Statements of Financial Condition. See Note 6 for information regarding our other collateralized financing arrangements.

NOTE 14 – INCOME TAXES

The income tax provision for interim periods is comprised of tax on ordinary income provided at the most recent estimated annual effective tax rate, adjusted for the tax effect of discrete items.  We estimate the annual effective tax rate quarterly based on the forecasted pre-tax results of our U.S. and non-U.S. operations. Items unrelated to current year ordinary income are recognized entirely in the period identified as a discrete item of tax.  These discrete items generally relate to changes in tax laws, adjustments to the actual liability determined upon filing tax returns, excess tax benefits related to share-based compensation and adjustments to previously recorded reserves for uncertain tax positions. For discussion of income tax accounting policies and other income tax related information, see Notes 2 and 17 of our 2025 Form 10-K.

Effective tax rate

Our effective income tax rate of 22.7% for the three months ended December 31, 2025 was higher than the 21.3% effective tax rate for our fiscal year 2025. The effective tax rate for our fiscal first quarter of 2026 reflects the seasonal benefit from share-based compensation that settled during the quarter. For additional information regarding our fiscal 2025 effective tax rate, refer to Note 17 of our 2025 Form 10-K.

Uncertain tax positions

Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is reasonably possible that our uncertain tax position liability balance may decrease within the next 12 months by up to $12 million due to expiration of statutes of limitations of federal and state tax returns.

NOTE 15 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Underwriting commitments

In the normal course of business, we enter into commitments for debt and equity underwritings. As of December 31, 2025, we had no such open underwriting commitments.

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

$ in millions	December 31, 2025	September 30, 2025
SBL and other consumer lines of credit	$58,739	$56,048
Commercial lines of credit	$5,472	$5,441
Unfunded lending commitments	$648	$716
Standby letters of credit	$233	$217

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

Because many of our lending commitments expire without being funded in whole or in part, the contractual amounts are not estimates of our actual future credit exposure or future liquidity requirements. The allowance for credit losses calculated under the current expected credit losses model provides for potential losses related to the unfunded lending commitments. See Note 2 of our 2025 Form 10-K and Note 7 of this Form 10-Q for additional information regarding this allowance for credit losses related to unfunded lending commitments.

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

We offer loans to prospective financial advisors for recruiting and retention purposes. See Note 2 of our 2025 Form 10-K and Note 8 of this Form 10-Q for additional information regarding our loans to financial advisors. These offers are contingent upon certain events occurring, including the individuals joining us or continuing their affiliation with us and meeting certain other conditions outlined in their offer.

Investment commitments

We had unfunded commitments of $112 million as of December 31, 2025, to various investments, primarily held by Raymond James Bank and TriState Capital Bank, and to certain renewable energy tax credit investments.

Other commitments

Raymond James Affordable Housing Investments, Inc. (“RJAHI”) sells investments in project partnerships to various LIHTC funds, which have third-party investors, and for which RJAHI serves as the managing member or general partner. RJAHI typically sells investments in project partnerships to LIHTC funds within 90 days of their acquisition. Until such investments are sold to LIHTC funds, RJAHI is responsible for funding investment commitments to such partnerships. As of December 31, 2025, RJAHI had committed approximately $210 million to project partnerships that had not yet been sold to LIHTC funds. Because we expect to sell these project partnerships to LIHTC funds and the equity funding events arise over future periods, the contractual commitments are not expected to materially impact our future liquidity requirements. RJAHI may also make short-term loans or advances to project partnerships and LIHTC funds.

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

On January 15, 2026, we announced we had reached an agreement to acquire all of the outstanding shares in Clark Capital Management Group, Inc. (“Clark Capital”), an asset management firm specializing in wealth-focused solutions. The transaction, which is subject to the satisfaction of customary closing conditions, including regulatory approvals, is currently expected to close in our fiscal 2026. Upon completion of the acquisition, Clark Capital will maintain its brand and become an independent boutique investment manager within Raymond James Investment Management. We currently have the ability to utilize our cash on hand to fund the acquisition. Clark Capital will operate within our Asset Management segment upon completion of the acquisition.

For information regarding our lease commitments see Note 11 of this Form 10-Q and for information on the maturities of our lease liabilities see Note 13 of our 2025 Form 10-K.

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

There are certain matters for which we are unable to estimate the upper end of the range of reasonably possible loss. With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss as of December 31, 2025, the estimated upper end of the range of reasonably possible aggregate loss was approximately $10 million in excess of the aggregate accruals for such matters.  Refer to Note 2 of our 2025 Form 10-K for a discussion of our criteria for recognizing liabilities for contingencies.

NOTE 16 – SHAREHOLDERS’ EQUITY

Preferred stock

The following table details the shares outstanding, carrying value, and aggregate liquidation preference of our preferred stock. For further details regarding our preferred stock see Note 19 of our 2025 Form 10-K.

$ in millions	December 31, 2025	September 30, 2025
6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”):
Shares outstanding	80,500	80,500
Carrying value	$79	$79
Aggregate liquidation preference	$81	$81

On January 2, 2026, we redeemed all 80,500 outstanding shares of our Series B Preferred Stock, which triggered the redemption of the related depositary shares, each representing a 1/40th interest in a share of Series B Preferred Stock, for an aggregate redemption value of $81 million. The redemption of the Series B Preferred Stock will be reflected in our condensed consolidated financial statements in our fiscal second quarter of 2026.

The following table details dividends declared and dividends paid on our Series B Preferred Stock for the three months ended December 31, 2025 and 2024.

	Three months ended December 31,
$ in millions, except per share amounts	2025	2024
Dividends declared:
Total dividends declared	$1	$1
Dividends declared per preferred share	$15.94	$15.94
Dividends paid:
Total dividends paid	$1	$1
Dividends paid per preferred share	$15.94	$15.94

Common equity

The following table presents the changes in our common shares outstanding for the three months ended December 31, 2025 and 2024.

	Three months ended December 31,
Shares in millions	2025	2024
Balance beginning of period	198.1	203.3
Repurchases of common stock under the Board of Directors’ common stock repurchase authorization	(2.5)	(0.3)
Issuances due to vesting of RSUs, employee stock purchases, and exercise of stock options, net of forfeitures	1.4	1.6
Balance end of period	197.0	204.6

We issue shares from time to time during the year to satisfy obligations under certain of our share-based compensation programs, some of which may be reissued out of treasury shares. See Note 19 of this Form 10-Q and Note 22 of our 2025 Form 10-K for additional information on these programs.
Share repurchases

We repurchase shares of our common stock from time to time for a number of reasons, including to offset dilution, which could arise from share issuances resulting from share-based compensation programs or acquisitions. In December 2025, our Board of Directors authorized common stock repurchases of up to $2 billion, which replaced the previous authorization. Our share repurchases are effected primarily through regular open-market purchases, typically under a SEC Rule 10b-18 plan, the

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

amounts and timing of which are determined primarily by our current and projected capital position, applicable legal and regulatory constraints, general market conditions and the price and trading volumes of our common stock. During the three months ended December 31, 2025, we repurchased 2.5 million shares of our common stock for $400 million at an average price of $162 per share. As of December 31, 2025, $1.9 billion remained available under the Board of Directors’ common stock repurchase authorization.

Common stock dividends

Dividends per common share declared and paid are detailed in the following table for each respective period.

	Three months ended December 31,
	2025	2024
Dividends per common share - declared	$0.54	$0.50
Dividends per common share - paid	$0.50	$0.45

Our dividend payout ratio is detailed in the following table for each respective period and is computed by dividing dividends declared per common share by earnings per diluted common share.

	Three months ended December 31,
	2025	2024
Dividend payout ratio	19.4%	17.5%

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

$ in millions	Net investment hedges	Currency translations	Subtotal: net investment hedges and currency translations	Available- for-sale securities	Cash flow hedges	Total
Three months ended December 31, 2025
AOCI as of beginning of period	$184	$(196)	$(12)	$(391)	$7	$(396)
OCI:
OCI before reclassifications and taxes	(13)	17	4	56	—	60
Amounts reclassified from AOCI, before tax	—	—	—	—	(3)	(3)
Pre-tax net OCI	(13)	17	4	56	(3)	57
Income tax effect	3	—	3	(13)	1	(9)
OCI for the period, net of tax	(10)	17	7	43	(2)	48
AOCI as of end of period	$174	$(179)	$(5)	$(348)	$5	$(348)

Three months ended December 31, 2024
AOCI as of beginning of period	$145	$(169)	$(24)	$(485)	$7	$(502)
OCI:
OCI before reclassifications and taxes	75	(110)	(35)	(144)	15	(164)
Amounts reclassified from AOCI, before tax	—	—	—	2	(7)	(5)
Pre-tax net OCI	75	(110)	(35)	(142)	8	(169)
Income tax effect	(18)	—	(18)	36	(2)	16
OCI for the period, net of tax	57	(110)	(53)	(106)	6	(153)
AOCI as of end of period	$202	$(279)	$(77)	$(591)	$13	$(655)

Reclassifications from AOCI to net income, excluding taxes, for the three months ended December 31, 2025 were recorded in “Interest expense” on the Condensed Consolidated Statements of Income and Comprehensive Income. Reclassifications from AOCI to net income, excluding taxes, for the three months ended December 31, 2024 were recorded in “Other revenue” and “Interest expense” on the Condensed Consolidated Statements of Income and Comprehensive Income.

Our net investment hedges and cash flow hedges relate to derivatives associated with our Bank segment. For further information about our significant accounting policies related to derivatives, see Note 2 of our 2025 Form 10-K. In addition, see Note 5 of this Form 10-Q for additional information on these derivatives.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 17 – REVENUES

The following tables present our sources of revenues by segment. For further information about our significant accounting policies related to revenue recognition see Note 2 of our 2025 Form 10-K. See Note 25 of our 2025 Form 10-K and Note 22 of this Form 10-Q for additional information on our segments.

	Three months ended December 31, 2025
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,693	$—	$316	$—	$(10)	$1,999
Brokerage revenues:
Securities commissions:
Mutual and other fund products	164	2	1	—	—	167
Insurance and annuity products	132	—	—	—	—	132
Equities, exchange-traded funds (“ETFs”) and fixed income products	144	46	—	—	(3)	187
Subtotal securities commissions	440	48	1	—	(3)	486
Principal transactions (1)	30	93	—	4	(1)	126
Total brokerage revenues	470	141	1	4	(4)	612
Account and service fees:
Mutual fund and other investment products	142	1	4	—	(1)	146
RJBDP fees	289	1	—	—	(189)	101
Client account and other fees	71	2	2	—	(14)	61
Total account and service fees	502	4	6	—	(204)	308
Investment banking:
Merger & acquisition and advisory	—	119	—	—	—	119
Equity underwriting	8	31	—	—	—	39
Debt underwriting	—	50	—	—	—	50
Total investment banking	8	200	—	—	—	208
Other:
Affordable housing investments business revenues	—	31	—	—	—	31
All other (1)	4	—	—	13	(6)	11
Total other	4	31	—	13	(6)	42
Total non-interest revenues	2,677	376	323	17	(224)	3,169
Interest income (1)	114	28	3	831	31	1,007
Total revenues	2,791	404	326	848	(193)	4,176
Interest expense	(23)	(24)	—	(361)	(33)	(441)
Net revenues	$2,768	$380	$326	$487	$(226)	$3,735

(1)These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

	Three months ended December 31, 2024
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,476	$—	$282	$—	$(15)	$1,743
Brokerage revenues:
Securities commissions:
Mutual and other fund products	152	2	1	—	(1)	154
Insurance and annuity products	118	—	—	—	—	118
Equities, ETFs and fixed income products	133	38	1	—	(4)	168
Subtotal securities commissions	403	40	2	—	(5)	440
Principal transactions (1)	30	86	—	3	—	119
Total brokerage revenues	433	126	2	3	(5)	559
Account and service fees:
Mutual fund and other investment products	126	—	4	—	—	130
RJBDP fees	331	1	—	—	(188)	144
Client account and other fees	70	3	2	—	(7)	68
Total account and service fees	527	4	6	—	(195)	342
Investment banking:
Merger & acquisition and advisory	—	226	—	—	—	226
Equity underwriting	8	35	—	—	—	43
Debt underwriting	—	56	—	—	—	56
Total investment banking	8	317	—	—	—	325
Other:
Affordable housing investments business revenues	—	29	—	—	—	29
All other (1)	5	1	—	8	(4)	10
Total other	5	30	—	8	(4)	39
Total non-interest revenues	2,449	477	290	11	(219)	3,008
Interest income (1)	126	29	4	847	21	1,027
Total revenues	2,575	506	294	858	(198)	4,035
Interest expense	(27)	(26)	—	(433)	(12)	(498)
Net revenues	$2,548	$480	$294	$425	$(210)	$3,537

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

At December 31, 2025 and September 30, 2025, net receivables related to contracts with customers were $472 million and $532 million, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 18 – INTEREST INCOME AND INTEREST EXPENSE

For further information about our significant accounting policies related to interest income and interest expense see Notes 2 and 21 of our 2025 Form 10-K. The following table details the components of interest income and interest expense.

	Three months ended December 31,
$ in millions	2025	2024
Interest income:
Cash and cash equivalents	$101	$124
Assets segregated for regulatory purposes and restricted cash	35	42
Trading assets — debt securities	22	19
Available-for-sale securities	42	49
Brokerage client receivables	43	45
Bank loans, net	734	718
All other	30	30
Total interest income	$1,007	$1,027
Interest expense:
Bank deposits	350	$420
Trading liabilities — debt securities	12	11
Brokerage client payables	14	20
Other borrowings	5	7
Senior notes payable	43	23
All other	17	17
Total interest expense	$441	$498
Net interest income	$566	$529
Less: Bank loan benefit for credit losses	(3)	—
Net interest income after bank loan benefit for credit losses	$569	$529

Interest expense related to bank deposits in the preceding table excluded interest expense associated with affiliate deposits, which has been eliminated in consolidation.

NOTE 19 – SHARE-BASED COMPENSATION

We have one share-based compensation plan, the Raymond James Financial, Inc. Amended and Restated 2012 Stock Incentive Plan (“the Plan”), for our employees, Board of Directors, and independent contractor financial advisors. We may utilize treasury shares for grants under the Plan, though we are also permitted to issue new shares. Our share-based compensation awards are primarily issued during the first quarter of each fiscal year. Our share-based compensation accounting policies are described in Note 2 of our 2025 Form 10-K.  Other information related to our share-based awards is presented in Note 22 of our 2025 Form 10-K.

Restricted stock units

During the three months ended December 31, 2025, we granted approximately 1.5 million RSUs, respectively, with a weighted-average grant-date fair value of $156.33, compared with approximately 1.3 million RSUs granted during the three months ended December 31, 2024, with a weighted-average grant-date fair value of $163.63. For the three months ended December 31, 2025, total share-based compensation amortization related to RSUs was $76 million, compared with $91 million for the three months ended December 31, 2024.

As of December 31, 2025, there were $463 million of total pre-tax compensation costs not yet recognized (net of estimated forfeitures) related to RSUs, including those granted during the three months ended December 31, 2025. These costs are expected to be recognized over a weighted-average period of three years.

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

Under these rules, requirements are established for both the quantity and quality of capital held by banking organizations. RJF, Raymond James Bank, and TriState Capital Bank are required to maintain minimum leverage ratios (defined as tier 1 capital divided by adjusted average assets), as well as minimum ratios of tier 1 capital, common equity tier 1 (“CET1”) capital, and total capital to risk-weighted assets. These capital ratios incorporate quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under the regulatory capital rules and are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. We calculate these ratios in order to assess compliance with both regulatory requirements and internal capital policies. In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make certain discretionary bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. As of December 31, 2025, capital levels at RJF, Raymond James Bank, and TriState Capital Bank exceeded the capital conservation buffer requirements and each entity was categorized as “well-capitalized.” For further discussion of regulatory capital requirements applicable to certain of our businesses and subsidiaries, see Note 23 of our 2025 Form 10-K.

The following table presents regulatory capital ratio requirements for RJF as of December 31, 2025 and September 30, 2025.

	Required ratio (1)	Well-capitalized	December 31, 2025		September 30, 2025
$ in millions			Ratio	Amount	Ratio	Amount
RJF:
Tier 1 leverage	4.0%	N/A (2)	12.7%	$11,196	13.1%	$11,156
Tier 1 capital	8.5%	6.0%	23.2%	$11,196	23.0%	$11,156
CET1 capital	7.0%	N/A (2)	23.0%	$11,121	22.9%	$11,081
Total capital	10.5%	10.0%	24.3%	$11,717	24.1%	$11,687

(1)The required ratio for tier 1 capital, CET1 capital, and total capital reflect our minimum risk-based capital requirements plus a capital conservation buffer of 2.5%.
(2)The Fed’s regulations do not establish well-capitalized thresholds for these measures for BHCs.

As of December 31, 2025, RJF’s regulatory capital increased compared with September 30, 2025 driven by an increase in equity due to positive earnings, partially offset by share repurchases and dividends. RJF’s tier 1 capital and total capital ratios increased compared with September 30, 2025 resulting from the increase in regulatory capital and a slight decrease in risk-weighted assets. RJF’s tier 1 leverage ratio at December 31, 2025 decreased compared to September 30, 2025 due to an increase in average assets, which was partially offset by the increase in regulatory capital. Average assets increased primarily due to the full-quarter impact of cash proceeds from the $1.5 billion of senior notes issued in September 2025.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

For RJF to maintain its status as a financial holding company, Raymond James Bank and TriState Capital Bank must, among other things, qualify as “well-capitalized.” The following table presents regulatory capital ratio requirements for RJB and TSC as of December 31, 2025 and September 30, 2025. Our banks’ failure to remain well-capitalized could result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements.

	Required ratio (1)	Well-capitalized	December 31, 2025		September 30, 2025
$ in millions			Ratio	Amount	Ratio	Amount
Raymond James Bank:
Tier 1 leverage	4.0%	5.0%	8.0%	$3,461	8.0%	$3,434
Tier 1 capital	8.5%	8.0%	13.9%	$3,461	13.9%	$3,434
CET1 capital	7.0%	6.5%	13.9%	$3,461	13.9%	$3,434
Total capital	10.5%	10.0%	15.2%	$3,772	15.2%	$3,743
TriState Capital Bank:
Tier 1 leverage	4.0%	5.0%	7.5%	$1,708	7.6%	$1,661
Tier 1 capital	8.5%	8.0%	17.9%	$1,708	16.8%	$1,661
CET1 capital	7.0%	6.5%	17.9%	$1,708	16.8%	$1,661
Total capital	10.5%	10.0%	18.7%	$1,777	17.5%	$1,732

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

$ in millions	December 31, 2025	September 30, 2025
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	30.7%	30.3%
Net capital	$1,047	$1,030
Less: required net capital	(68)	(68)
Excess net capital	$979	$962

As of December 31, 2025, all of our other active regulated domestic and international subsidiaries were in compliance with and exceeded all applicable capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 21 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share.

	Three months ended December 31,
$ in millions, except per share amounts	2025	2024
Income for basic earnings per common share:
Net income available to common shareholders	$562	$599
Less allocation of earnings and dividends to participating securities	(1)	(1)
Net income available to common shareholders after participating securities	$561	$598
Income for diluted earnings per common share:
Net income available to common shareholders	$562	$599
Less allocation of earnings and dividends to participating securities	(1)	(1)
Net income available to common shareholders after participating securities	$561	$598
Common shares:
Average common shares in basic computation	197.1	203.7
Dilutive effect of outstanding stock options and certain RSUs	4.3	5.5
Average common and common equivalent shares used in diluted computation	201.4	209.2
Earnings per common share:
Basic	$2.85	$2.94
Diluted	$2.79	$2.86
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	0.1	1.0

The allocation of earnings and dividends to participating securities in the preceding table represents dividends paid during the period to participating securities, consisting of restricted stock awards and certain RSUs, plus an allocation of undistributed earnings to such participating securities. Participating securities and related dividends paid on these participating securities were insignificant for each of the three months ended December 31, 2025 and 2024.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings as if all earnings for the period had been distributed.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 22 – SEGMENT INFORMATION

We currently operate through the following five segments: PCG; Capital Markets; Asset Management; Bank; and Other.

The segments are determined based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources. For a further discussion of our segments, see Note 25 of our 2025 Form 10-K.

The following table presents information concerning operations in these segments.

$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Three months ended December 31, 2025
Revenues:
Non-interest revenues (1)	$2,677	$376	$323	$17	$(224)	$3,169
Net interest income	91	4	3	470	(2)	566
Net revenues	2,768	380	326	487	(226)	3,735
Non-interest expenses:
Compensation, commissions and benefits	2,051	261	59	48	31	2,450
Bank loan benefit for credit losses	—	—	—	(3)	—	(3)
All other (1)	278	110	124	269	(221)	560
Total non-interest expense	2,329	371	183	314	(190)	3,007
Total pre-tax income/(loss)	$439	$9	$143	$173	$(36)	$728

Three months ended December 31, 2024
Revenues:
Non-interest revenues (1)	$2,449	$477	$290	$11	$(219)	$3,008
Net interest income	99	3	4	414	9	529
Net revenues	2,548	480	294	425	(210)	3,537
Non-interest expenses:
Compensation, commissions and benefits	1,831	301	58	46	36	2,272
Bank loan provision for credit losses	—	—	—	—	—	—
All other (1)	255	105	111	261	(216)	516
Total non-interest expense	2,086	406	169	307	(180)	2,788
Total pre-tax income/(loss)	$462	$74	$125	$118	$(30)	$749

(1)“Non-interest revenues” and “All other” non-interest expenses for the PCG and Bank segments, respectively, included $188 million and $187 million of RJBDP fees paid to PCG for the three months ended December 31, 2025 and 2024, respectively. Such fees were eliminated in consolidation.

No individual client accounted for more than 10% of revenues in any of the periods presented.

The following table presents our total assets on a segment basis.

$ in millions	December 31, 2025	September 30, 2025
Total assets:
Private Client Group	$13,961	$14,007
Capital Markets	3,352	3,426
Asset Management	656	632
Bank	66,693	65,263
Other	4,098	4,902
Total	$88,760	$88,230

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

We have operations in the U.S., Canada, and Europe. The vast majority of our long-lived assets are located in the U.S.  The following table presents our net revenues and pre-tax income/(loss) classified by major geographic area in which they were earned.

	Three months ended December 31,
$ in millions	2025	2024
Net revenues:
U.S.	$3,409	$3,222
Canada	185	164
Europe	141	151
Total net revenues	$3,735	$3,537
Pre-tax income/(loss):
U.S.	$693	$692
Canada	39	39
Europe	(4)	18
Total pre-tax income	$728	$749
The following table presents our total assets by major geographic area in which they were held.

$ in millions	December 31, 2025	September 30, 2025
Total assets:
U.S.	$82,711	$82,289
Canada	3,339	3,182
Europe	2,710	2,759
Total	$88,760	$88,230

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
FACTORS AFFECTING “FORWARD-LOOKING STATEMENTS”

Certain statements made in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning future strategic objectives, business prospects, anticipated savings, financial results (including expenses, earnings, liquidity, cash flows and capital expenditures), industry or market conditions (including changes in interest rates and inflation), demand for and pricing of our products (including cash sweep and deposit offerings), anticipated timing and benefits of our acquisitions, and our level of success integrating acquired businesses, anticipated results of litigation, regulatory developments, and general economic conditions. In addition, words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. Forward-looking statements are not guarantees, and they involve risks, uncertainties, and assumptions. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from those expressed in the forward-looking statements. We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks described in our filings with the Securities and Exchange Commission (the “SEC”) from time to time, including our most recent Annual Report on Form 10-K and Current Reports on Form 8-K, which are available at www.raymondjames.com and the SEC’s website at www.sec.gov. We expressly disclaim any obligation to update any forward-looking statement in the event it later turns out to be inaccurate, whether as a result of new information, future events, or otherwise.

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

We operate as a financial holding company and bank holding company. Results in the businesses in which we operate are highly correlated to general economic conditions and, more specifically, to the direction of the U.S. equity and fixed income markets, changes in interest rates, market volatility, corporate and mortgage lending markets, and commercial and residential credit trends.  Overall market conditions, economic, political, and regulatory trends, and industry competition are among the factors which could affect us and which are unpredictable and beyond our control.  These factors affect the financial decisions made by market participants, including investors, borrowers, and competitors, impacting their level of participation in the financial markets. These factors also impact the level of investment banking activity and asset valuations, which ultimately affect our business results.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
EXECUTIVE OVERVIEW

Summary results of operations

	Three months ended December 31,
$ in millions, except per share amounts	2025	2024	% change
Net revenues	$3,735	$3,537	6%
Compensation, commissions and benefits expense	$2,450	$2,272	8%
Non-compensation expenses	$557	$516	8%
Pre-tax income	$728	$749	(3)%
Net income available to common shareholders	$562	$599	(6)%

Earnings per common share – basic	$2.85	$2.94	(3)%
Earnings per common share – diluted	$2.79	$2.86	(2)%

Non-GAAP measures:
Adjusted net income available to common shareholders (1)	$577	$614	(6)%
Adjusted earnings per common share - diluted (1)	$2.86	$2.93	(2)%

	Three months ended December 31,
Other selected financial highlights	2025	2024
Pre-tax margin	19.5%	21.2%
Adjusted pre-tax margin (1)	20.0%	21.7%
Annualized return on common equity (“ROCE”)	18.0%	20.4%
Adjusted annualized ROCE (1)	18.5%	20.9%
Annualized return on tangible common equity (“ROTCE”) (1)	20.9%	24.0%
Adjusted annualized ROTCE (1)	21.4%	24.6%
Total compensation ratio	65.6%	64.2%
Adjusted total compensation ratio (1)	65.4%	64.0%
Effective income tax rate	22.7%	19.9%

Quarter ended December 31, 2025 compared with the quarter ended December 31, 2024

For our fiscal first quarter of 2026, we generated net revenues of $3.74 billion, an increase of 6% compared with the prior-year quarter, while pre-tax income of $728 million decreased 3% compared with the prior-year quarter. Our net income available to common shareholders of $562 million was 6% lower than the prior-year quarter and our earnings per diluted share were $2.79, reflecting a decrease of 2%. Our ROCE was 18.0%, down from 20.4% for the prior-year quarter, and our ROTCE was 20.9%(1), compared with 24.0%(1) for the prior-year quarter.

Excluding the impact of $15 million of expenses, net of tax, related to acquisitions, adjusted net income available to common shareholders for the three months ended December 31, 2025 was $577 million(1), a decrease of 6% compared with adjusted net income available to common shareholders for the prior-year quarter. Our adjusted earnings per diluted share were $2.86(1), a decrease of 2% compared with the prior-year quarter. Adjusted ROCE was 18.5%(1), compared with 20.9%(1) for the prior-year quarter, and adjusted ROTCE was 21.4%(1), compared with 24.6%(1) for the prior-year quarter.

The increase in net revenues compared with the prior-year quarter was primarily due to higher asset management and related administrative fees, largely the result of higher PCG client assets in fee-based accounts at the beginning of the current-year billing period compared with the prior-year billing period. The increase in PCG client assets in fee-based accounts resulted from market-driven appreciation and net new assets to the firm since the prior-year period, reflecting the favorable impact of our advisor recruiting and retention. Brokerage revenues also increased compared with the prior-year quarter largely due to an increase in client activity in both our PCG and Capital Markets segments. Offsetting these increases, investment banking revenues decreased 36% primarily due to lower merger & acquisition and advisory revenues compared with a strong prior-year quarter.

(1)These are non-GAAP financial measures. Please see the “Reconciliation of non-GAAP financial measures to GAAP financial measures” in this MD&A for a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Compensation, commissions and benefits expense increased 8%, primarily due to an increase in compensable revenues in the PCG segment, and an increase in compensation costs to support our growth, including financial advisor recruiting-related expenses. Our total compensation ratio, or the ratio of compensation, commissions and benefits expense to net revenues, was 65.6% compared with 64.2% for the prior-year quarter. Excluding acquisition-related compensation expenses, our adjusted total compensation ratio was 65.4%(1) compared with 64.0%(1) for the prior-year quarter. The increase in the total compensation ratio primarily resulted from changes in our compensable revenue mix, as a decrease in revenues in the Capital Markets segment generally has an adverse impact on our firmwide compensation ratio.

Non-compensation expenses increased 8%, primarily due to higher communications and information processing expenses resulting from continued investments in technology to benefit our advisors and their clients and to support our growth, higher business development expenses primarily related to financial advisor recruiting, and higher investment sub-advisory fee expense resulting from growth in assets under management in sub-advised programs.

Our effective income tax rate was 22.7% for our fiscal first quarter of 2026, an increase from 19.9% for the prior-year quarter, primarily due to a lower benefit related to share-based compensation that settled during the current quarter compared with the prior-year quarter.

We continue to maintain strong levels of liquidity and capital. As of December 31, 2025, our tier 1 leverage ratio was 12.7% and total capital ratio was 24.3%, both well above regulatory capital requirements. We also continue to have substantial liquidity with $3.3 billion of RJF corporate cash(2) as of December 31, 2025. Consistent with our long‑term strategic priorities and disciplined acquisition approach, we intend to deploy capital in connection with our announced acquisitions of GreensLedge and Clark Capital, which are expected to close later in fiscal 2026. In December 2025, the Board of Directors increased the quarterly cash dividend on common shares by 8% to $0.54 per share and authorized common stock repurchases of up to $2 billion, replacing the previous authorization under which approximately $105 million was remaining as of December 2, 2025. During the three months ended December 31, 2025, we repurchased 2.5 million shares of our common stock for $400 million at an average price of $162 per share under the Board’s common stock repurchase authorization, leaving $1.9 billion available under such authorization as of December 31, 2025. We believe our strong capital and liquidity positions enable us to invest in growth across our businesses and remain opportunistic in our capital deployment.

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

	Three months ended December 31,
$ in millions	2025	2024
Net income available to common shareholders	$562	$599
Non-GAAP adjustments:
Expenses related to acquisitions:
Compensation, commissions and benefits — Acquisition-related retention	7	8
Communications and information processing	1	—
Professional fees	2	1
Other — Amortization of identifiable intangible assets	10	11
Total pre-tax impact of non-GAAP adjustments related to acquisitions	20	20
Tax effect of non-GAAP adjustments	(5)	(5)
Total non-GAAP adjustments, net of tax	15	15
Adjusted net income available to common shareholders	$577	$614

Pre-tax income	$728	$749
Pre-tax impact of non-GAAP adjustments (as detailed above)	20	20
Adjusted pre-tax income	$748	$769

Compensation, commissions and benefits expense	$2,450	$2,272
Less: Acquisition-related retention (as detailed above)	7	8
Adjusted compensation, commissions and benefits expense	$2,443	$2,264

Pre-tax margin	19.5%	21.2%
Less the impact of non-GAAP adjustments on pre-tax margin:
Expenses related to acquisitions:
Compensation, commissions and benefits — Acquisition-related retention	0.2%	0.2%
Communications and information processing	—%	—%
Professional fees	—%	—%
Other — Amortization of identifiable intangible assets	0.3%	0.3%
Total pre-tax impact of non-GAAP adjustments related to acquisitions	0.5%	0.5%
Adjusted pre-tax margin	20.0%	21.7%

Total compensation ratio	65.6%	64.2%
Less the impact of non-GAAP adjustments on compensation ratio:
Acquisition-related retention	0.2%	0.2%
Adjusted total compensation ratio	65.4%	64.0%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

	Three months ended December 31,
$ in millions, except per share amounts	2025	2024
Diluted earnings per common share	$2.79	$2.86
Impact of non-GAAP adjustments on diluted earnings per common share:
Expenses related to acquisitions:
Compensation, commissions and benefits — Acquisition-related retention	0.03	0.04
Communications and information processing	—	—
Professional fees	0.01	—
Other — Amortization of identifiable intangible assets	0.05	0.05
Total pre-tax impact of non-GAAP adjustments related to acquisitions	0.09	0.09
Tax effect of non-GAAP adjustments	(0.02)	(0.02)
Total non-GAAP adjustments, net of tax	0.07	0.07
Adjusted diluted earnings per common share	$2.86	$2.93

Average common equity	$12,458	$11,719
Impact of non-GAAP adjustments on average common equity:
Expenses related to acquisitions:
Compensation, commissions and benefits — Acquisition-related retention	4	4
Communications and information processing	1	—
Professional fees	1	1
Other — Amortization of identifiable intangible assets	5	6
Total pre-tax impact of non-GAAP adjustments related to acquisitions	11	11
Tax effect of non-GAAP adjustments	(3)	(3)
Total non-GAAP adjustments, net of tax	8	8
Adjusted average common equity	$12,466	$11,727

Average common equity	$12,458	$11,719
Less:
Average goodwill and identifiable intangible assets, net	1,843	1,872
Average deferred tax liabilities related to goodwill and identifiable intangible assets, net	(145)	(139)
Average tangible common equity	$10,760	$9,986
Impact of non-GAAP adjustments on average tangible common equity:
Expenses related to acquisitions:
Compensation, commissions and benefits — Acquisition-related retention	4	4
Communications and information processing	1	—
Professional fees	1	1
Other — Amortization of identifiable intangible assets	5	6
Total pre-tax impact of non-GAAP adjustments related to acquisitions	11	11
Tax effect of non-GAAP adjustments	(3)	(3)
Total non-GAAP adjustments, net of tax	8	8
Adjusted average tangible common equity	$10,768	$9,994

Return on common equity	18.0%	20.4%
Adjusted return on common equity	18.5%	20.9%
Return on tangible common equity	20.9%	24.0%
Adjusted return on tangible common equity	21.4%	24.6%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
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

NET INTEREST ANALYSIS

The Fed funds target rate began our fiscal 2025 at a range of 4.75% to 5.00%. The Fed lowered the federal funds target rate by 75 basis points during fiscal 2025 and an additional 50 basis points thus far in fiscal 2026, for a total decrease of 125 basis points since the beginning of fiscal 2025. These rate cuts brought the target range down to 3.50% to 3.75% at the end of our first fiscal quarter of 2026. The Fed has indicated that it intends to closely monitor market conditions to determine whether it will consider making additional downward adjustments to short-term interest rates during the remainder of our fiscal 2026. We anticipate our combined net interest income and RJBDP fees from third-party banks will be unfavorably impacted in our fiscal second quarter 2026 due to the full-quarter impact of the two 25-basis point decreases in short-term interest rates enacted by the Fed in October 2025 and December 2025. The magnitude of this decline will largely depend on the level of short-term interest rates, including any additional rate cuts during the remainder of fiscal 2026, as well as our interest-earning asset levels, client cash balances, and other market-related factors. However, declines in short-term interest rates are also expected to have an indirect favorable impact on certain non-interest-related components of net revenues.

The following table details the Fed’s short-term interest rate activity since the beginning of our fiscal year 2025.

RJF fiscal quarter ended	Effective date of interest rate action	Decrease in interest rates (in basis points)	Fed funds target rate
September 30, 2024	September 19, 2024	(50)	4.75% - 5.00%
December 31, 2024	November 8, 2024	(25)	4.50% - 4.75%
December 31, 2024	December 19, 2024	(25)	4.25% - 4.50%
September 30, 2025	September 18, 2025	(25)	4.00% - 4.25%
December 31, 2025	October 30, 2025	(25)	3.75% - 4.00%
December 31, 2025	December 11, 2025	(25)	3.50% - 3.75%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Given the relationship between our interest-sensitive assets and liabilities (primarily held in our PCG, Bank, and Other segments) and the nature of fees we earn from third-party banks on client cash balances swept to such banks as part of the RJBDP (included in account and service fees), our financial results are sensitive to changes in interest rates. Increases in short-term interest rates have historically resulted in an increase in our net earnings, and we expect decreases in short-term interest rates to generally reduce our net earnings, although there may be offsetting indirect favorable impacts on certain non-interest-related components of net revenues. As it relates to our net interest income, the magnitude of the effect of a decrease in interest rates depends on a number of factors impacting balances, asset yields, and the cost of funding. The magnitude of the impact on our net interest margin depends on the yields on interest-earning assets relative to the cost of interest-bearing liabilities, including deposit rates paid to clients on their cash balances.

Decreases in short-term interest rates generally result in a decrease to our RJBDP fees earned from third-party banks, although the magnitude of the impact may also be impacted by demand for cash balances by third-party banks and the rate paid to clients on their cash sweep balances. Rates paid to clients on their cash balances are generally impacted by the level of short-term interest rates, as well as competitive industry dynamics and the demand for client cash. Additionally, any future changes to regulatory rules or interpretations governing the fees the firm earns on cash sweep balances could also impact the rates we pay to clients on cash balances. In recent fiscal years, we have sought to continue to meet client demand for higher yields on cash balances, without sacrificing the benefits of FDIC insurance on such balances, by providing FDIC-insured deposit products leveraging our bank subsidiaries or through initiatives offered within the RJBDP. Such programs include our ESP, where such deposits are held by Raymond James Bank, offer enhanced rates, and offer FDIC coverage of up to $50 million for certain accounts, as well as initiatives offered from time to time within the RJBDP program which may offer enhanced rates to clients on certain balances within the program.

Refer to the discussion of our net interest income within the “Management’s Discussion and Analysis - Results of Operations” of our PCG, Bank, and Other segments, where applicable. Also refer to “Management’s Discussion and Analysis - Results of Operations - Private Client Group - Clients’ domestic cash sweep balances” for further information on the RJBDP.

Net interest income and RJBDP fees from third-party banks

	Three months ended December 31,
$ in millions	2025	2024	% change
Net interest income	$566	$529	7%
RJBDP fees from third-party banks	101	144	(30)%
Net interest income and RJBDP fees from third-party banks	$667	$673	(1)%

Quarter ended December 31, 2025 compared with the quarter ended December 31, 2024

Combined net interest income and RJBDP fees from third-party banks was $667 million and $673 million for the three months ended December 31, 2025 and 2024, respectively. The 1% decline compared with the prior-year quarter was primarily due to lower short-term interest rates and lower average RJBDP balances swept to third-party banks, which more than offset favorable impacts from growth in average interest-earning assets in the Bank segment, including significant growth in securities‑based and residential mortgage loans.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

The following table presents our consolidated average interest-earning asset and interest-bearing liability balances, interest income and expense and the related rates.

Quarter ended December 31, 2025 compared with the quarter ended December 31, 2024

	Three months ended December 31,
	2025			2024
$ in millions	Average daily balance	Interest	Annualized average rate	Average daily balance	Interest	Annualized average rate
Interest-earning assets:
Bank segment:
Cash and cash equivalents	$5,321	$52	3.85%	$6,453	$76	4.65%
Available-for-sale securities	7,276	42	2.29%	8,753	49	2.26%
Loans held for sale and investment: (1) (2)
Loans held for investment:
SBL	20,626	296	5.62%	16,485	270	6.40%
C&I loans	10,701	168	6.16%	10,128	178	6.88%
CRE loans	7,718	121	6.13%	7,641	135	6.92%
REIT loans	1,718	29	6.59%	1,653	31	7.35%
Residential mortgage loans	10,467	107	4.10%	9,536	91	3.82%
Tax-exempt loans (3)	1,148	8	3.41%	1,305	9	3.36%
Loans held for sale	304	5	6.69%	212	4	7.22%
Total loans held for sale and investment	52,682	734	5.49%	46,960	718	6.02%
All other interest-earning assets	241	3	4.85%	243	4	5.81%
Interest-earning assets — Bank segment	$65,520	$831	5.00%	$62,409	$847	5.35%
All other segments:
Cash and cash equivalents	$5,109	$49	3.81%	$4,056	$48	4.72%
Assets segregated for regulatory purposes and restricted cash	3,897	35	3.56%	3,648	42	4.55%
Trading assets — debt securities	1,570	22	5.47%	1,395	19	5.41%
Brokerage client receivables	2,617	43	6.56%	2,407	45	7.35%
All other interest-earning assets	2,928	27	3.53%	2,579	26	3.93%
Interest-earning assets — all other segments	$16,121	$176	4.31%	$14,085	$180	5.05%
Total interest-earning assets	$81,641	$1,007	4.86%	$76,494	$1,027	5.29%
Interest-bearing liabilities:
Bank segment:
Bank deposits:
Money market and savings accounts	$35,027	$131	1.49%	$32,548	$168	2.05%
Interest-bearing demand deposits	22,144	204	3.66%	20,921	229	4.34%
Certificates of deposit	1,961	20	4.13%	2,452	28	4.59%
Total bank deposits (4)	59,132	355	2.39%	55,921	425	3.02%
FHLB advances and all other interest-bearing liabilities	751	6	2.85%	1,091	8	2.69%
Interest-bearing liabilities — Bank segment	$59,883	$361	2.40%	$57,012	$433	3.01%
All other segments:
Trading liabilities — debt securities	$932	$12	5.25%	$859	$11	5.07%
Brokerage client payables	5,042	14	1.09%	4,771	20	1.65%
Senior notes payable	3,521	43	4.91%	2,040	23	4.50%
All other interest-bearing liabilities (4)	1,272	11	3.19%	1,132	11	3.78%
Interest-bearing liabilities — all other segments	$10,767	$80	2.95%	$8,802	$65	2.92%
Total interest-bearing liabilities	$70,650	$441	2.48%	$65,814	$498	3.00%
Firmwide net interest income		$566			$529
Net interest margin (net yield on interest-earning assets)
Bank segment			2.81%			2.60%
Firmwide			2.75%			2.74%

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

	Three months ended December 31,
	2025 compared to 2024
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest-earning assets:	Interest income
Bank segment:
Cash and cash equivalents	$(12)	$(12)	$(24)
Available-for-sale securities	(8)	1	(7)
Loans held for sale and investment:
Loans held for investment:
SBL	58	(32)	26
C&I loans	8	(18)	(10)
CRE loans	1	(15)	(14)
REIT loans	1	(3)	(2)
Residential mortgage loans	9	7	16
Tax-exempt loans	(1)	—	(1)
Loans held for sale	1	—	1
Total loans held for sale and investment	77	(61)	16
All other interest-earning assets	—	(1)	(1)
Interest-earning assets — Bank segment	$57	$(73)	$(16)
All other segments:
Cash and cash equivalents	$10	$(9)	$1
Assets segregated for regulatory purposes and restricted cash	2	(9)	(7)
Trading assets — debt securities	3	—	3
Brokerage client receivables	3	(5)	(2)
All other interest-earning assets	3	(2)	1
Interest-earning assets — all other segments	$21	$(25)	$(4)
Total interest-earning assets	$78	$(98)	$(20)

Interest-bearing liabilities:	Interest expense
Bank segment:
Bank deposits:
Money market and savings accounts	$11	$(48)	$(37)
Interest-bearing demand deposits	12	(37)	(25)
Certificates of deposit	(5)	(3)	(8)
Total bank deposits	18	(88)	(70)
FHLB advances and all other interest-bearing liabilities	(2)	—	(2)
Interest-bearing liabilities — Bank segment	$16	$(88)	$(72)
All other segments:
Trading liabilities — debt securities	$1	$—	$1
Brokerage client payables	1	(7)	(6)
Senior notes payable	18	2	20
All other interest-bearing liabilities	2	(2)	—
Interest-bearing liabilities — all other segments	$22	$(7)	$15
Total interest-bearing liabilities	$38	$(95)	$(57)
Change in firmwide net interest income	$40	$(3)	$37

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

RESULTS OF OPERATIONS – PRIVATE CLIENT GROUP

For an overview of our PCG segment operations, as well as a description of the key factors impacting our PCG results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2025	2024	% change
Revenues:
Asset management and related administrative fees	$1,693	$1,476	15%
Brokerage revenues:
Mutual and other fund products	164	152	8%
Insurance and annuity products	132	118	12%
Equities, ETFs and fixed income products	174	163	7%
Total brokerage revenues	470	433	9%
Account and service fees:
Mutual fund and other investment products	142	126	13%
RJBDP fees:
Bank segment	188	187	1%
Third-party banks	101	144	(30)%
Client account and other fees	71	70	1%
Total account and service fees	502	527	(5)%
Investment banking	8	8	—%
Interest income	114	126	(10)%
All other	4	5	(20)%
Total revenues	2,791	2,575	8%
Interest expense	(23)	(27)	(15)%
Net revenues	2,768	2,548	9%
Non-interest expenses:
Financial advisor compensation:
Commissions, benefits and other compensation	1,512	1,325	14%
Recruiting and retention-related compensation	107	88	22%
Total financial advisor compensation	1,619	1,413	15%
Administrative compensation and benefits	432	418	3%
Total compensation, commissions and benefits	2,051	1,831	12%
Non-compensation expenses	278	255	9%
Total non-interest expenses	2,329	2,086	12%
Pre-tax income	$439	$462	(5)%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Selected key metrics

PCG client asset balances

	As of
$ in billions	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Assets under administration (“AUA”)	$1,708.5	$1,666.5	$1,574.2	$1,475.5	$1,491.8
Assets in fee-based accounts (1)	$1,040.1	$1,008.1	$943.9	$872.8	$876.6
Percent of AUA in fee-based accounts	60.9%	60.5%	60.0%	59.2%	58.8%

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

As of December 31, 2025, September 30, 2025, and December 31, 2024 PCG AUA included assets associated with firms affiliated with us through our RIA and custody services (“RCS”) division of $224.6 billion, $217.3 billion, and $188.2 billion, respectively, of which $195.0 billion, $188.0 billion, and $160.2 billion, respectively, were assets in fee-based accounts. Based on the nature of the services provided to such firms, revenues related to these assets in the PCG segment are included in “Account and service fees.” The growth in RCS client assets over time is partially due to transfers into RCS from our other financial advisor channels. We may continue to experience transfers to our RCS division; however, consistent with our experience in recent fiscal years, we would not expect these financial advisor transfers to significantly impact our results of operations.

Domestic PCG net new assets

	Three months ended December 31,
$ in millions	2025	2024
Domestic PCG net new assets (1)	$30,828	$14,020
Domestic PCG net new assets growth - annualized (2)	8.0%	4.0%

(1)Domestic PCG net new assets represents domestic PCG client inflows, including dividends and interest, less domestic PCG client outflows, including commissions, advisory fees, and other fees.
(2)The Domestic PCG net new asset growth - annualized percentage is based on the beginning Domestic PCG AUA balance for the indicated period.

PCG AUA and PCG assets in fee-based accounts as of December 31, 2025 each increased 3% compared with September 30, 2025 and increased 15% and 19%, respectively, compared with December 31, 2024 due to market-driven appreciation and net new assets, reflecting the favorable impact of our advisor recruiting and retention.

Fee-based accounts within our PCG segment are comprised of a wide array of products and programs that we offer our clients. The majority of assets in fee-based accounts within our PCG segment are invested in programs for which our financial advisors provide investment advisory services, either on a discretionary or non-discretionary basis. Administrative services for such accounts (e.g., record-keeping) are generally performed by our Asset Management segment and, as a result, a portion of the related revenue is shared with the Asset Management segment. PCG assets in fee-based accounts continue to be a significant percentage of overall PCG AUA due to many clients’ preference for fee-based alternatives versus transaction-based accounts and, as a result, a significant portion of our PCG revenues is directly impacted by market movements.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Clients’ domestic cash sweep balances and ESP balances

	As of
$ in millions	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
RJBDP:
Bank segment	$27,819	$26,555	$26,635	$25,783	$23,946
Third-party banks	15,996	14,761	13,878	16,813	20,341
Subtotal RJBDP	43,815	41,316	40,513	42,596	44,287
Client Interest Program (“CIP”)	1,815	1,572	1,640	1,656	1,664
Total clients’ domestic cash sweep balances	45,630	42,888	42,153	44,252	45,951
ESP	12,448	13,465	13,027	13,507	13,785
Total clients’ domestic cash sweep and ESP balances	$58,078	$56,353	$55,180	$57,759	$59,736

	Three months ended December 31,
	2025	2024
Average yield on RJBDP - third-party banks	2.76%	3.12%

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

The “Average yield on RJBDP - third-party banks” in the preceding table is computed by dividing annualized RJBDP fees from third-party banks, which are net of the interest expense paid to clients by the third-party banks, by the average daily RJBDP balances at third-party banks. The average yield on RJBDP - third-party banks for the three months ended December 31, 2025 decreased from the prior-year quarter largely as a result of decreases in the Fed’s short-term benchmark interest rate. See “Management’s Discussion and Analysis - Net interest analysis” for further information.

Total clients’ domestic cash sweep and ESP balances increased 3% compared with September 30, 2025, primarily due to increases in RJBDP balances, partially offset by a decline in ESP balances. PCG segment results can be impacted by not only changes in the level of client cash balances, but also by the allocation of client cash balances between the RJBDP, the CIP, and the ESP, as the PCG segment may earn different amounts from each of these client cash destinations, depending on multiple factors.

Quarter ended December 31, 2025 compared with the quarter ended December 31, 2024

Net revenues of $2.77 billion increased 9%, while pre-tax income of $439 million decreased 5%, primarily due to the impact of lower interest-related revenues, which have little associated direct compensation, and costs associated with our continued investments in growth.

Asset management and related administrative fees increased $217 million, or 15%, primarily due to higher assets in fee-based accounts at the beginning of the current quarter compared with the prior-year quarter resulting from market-driven appreciation and net new assets, due to the favorable impact of our advisor recruiting and retention.

Brokerage revenues increased $37 million, or 9%, primarily due to higher client activity in the current quarter, as well as higher trailing revenues primarily due to higher asset values.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Account and service fees decreased $25 million, or 5%, primarily due to a decrease in RJBDP fees paid to PCG from third-party banks which reflects the impacts of lower average balances swept to such banks and the aforementioned reduction in the average RJBDP third-party bank yield. Partially offsetting the decline in total RJBDP fees, mutual fund service fees increased primarily due to higher average mutual fund assets.

Compensation-related expenses increased $220 million, or 12%, primarily due to higher commissions expense resulting from higher compensable revenues, including asset management and related administrative fees and brokerage revenues, as well as an increase in compensation costs to support our growth, including financial advisor recruiting-related expenses.

Non-compensation expenses increased $23 million, or 9%, primarily due to higher expenses to support our growth, including investments in technology to benefit our advisors and their clients and higher financial advisor recruiting-related expenses.

RESULTS OF OPERATIONS – CAPITAL MARKETS

For an overview of our Capital Markets segment operations, as well as a description of the key factors impacting our Capital Markets results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2025	2024	% change
Revenues:
Brokerage revenues:
Fixed income	$91	$85	7%
Equity	50	41	22%
Total brokerage revenues	141	126	12%
Investment banking:
Merger & acquisition and advisory	119	226	(47)%
Equity underwriting	31	35	(11)%
Debt underwriting	50	56	(11)%
Total investment banking	200	317	(37)%
Interest income	28	29	(3)%
Affordable housing investments business revenues	31	29	7%
All other	4	5	(20)%
Total revenues	404	506	(20)%
Interest expense	(24)	(26)	(8)%
Net revenues	380	480	(21)%
Non-interest expenses:
Compensation, commissions and benefits	261	301	(13)%
Non-compensation expenses	110	105	5%
Total non-interest expenses	371	406	(9)%
Pre-tax income	$9	$74	(88)%

Quarter ended December 31, 2025 compared with the quarter ended December 31, 2024

Net revenues of $380 million decreased 21% and pre-tax income of $9 million decreased 88% compared with the prior-year quarter.

Investment banking revenues decreased $117 million, or 37%, primarily due to lower merger & acquisition and advisory revenues, reflecting fewer closings in the current quarter, compared with a strong prior-year quarter.

Brokerage revenues increased $15 million, or 12%, primarily due to higher client activity in fixed income and equity products resulting from more favorable market conditions in the current quarter.

Compensation-related expenses decreased $40 million, or 13%, primarily due to the decrease in revenues.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
RESULTS OF OPERATIONS – ASSET MANAGEMENT

For an overview of our Asset Management segment operations as well as a description of the key factors impacting our Asset Management results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2025	2024	% change
Revenues:
Asset management and related administrative fees:
Managed programs	$211	$189	12%
Administration and other	105	93	13%
Total asset management and related administrative fees	316	282	12%
Account and service fees	6	6	—%
All other	4	6	(33)%
Net revenues	326	294	11%
Non-interest expenses:
Compensation, commissions and benefits	59	58	2%
Non-compensation expenses	124	111	12%
Total non-interest expenses	183	169	8%
Pre-tax income	$143	$125	14%

Selected key metrics

Managed programs

Management fees recorded in our Asset Management segment are generally calculated as a percentage of the value of our fee-billable financial assets under management (“AUM”). These AUM include the portion of fee-based AUA in our PCG segment that is invested in programs overseen by AMS, as well as retail accounts managed on behalf of third-party institutions, institutional accounts, and proprietary mutual funds managed by Raymond James Investment Management.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Financial assets under management

$ in billions	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
AMS (1)	$214.7	$209.2	$198.0	$183.3	$181.9
Raymond James Investment Management	82.2	81.7	80.6	76.6	76.7
Subtotal financial assets under management	296.9	290.9	278.6	259.9	258.6
Less: Assets managed for affiliated entities (2)	(16.1)	(16.0)	(15.4)	(14.9)	(14.7)
Total financial assets under management	$280.8	$274.9	$263.2	$245.0	$243.9

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

Activity (including activity in assets managed for affiliated entities)

	Three months ended December 31,
$ in billions	2025	2024
Financial assets under management at beginning of period	$290.9	$259.5
Raymond James Investment Management - net inflows/(outflows)	(0.4)	0.7
AMS - net inflows	5.1	1.1
Net market appreciation/(depreciation) in asset values	1.3	(2.7)
Financial assets under management at end of period	$296.9	$258.6
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

	As of December 31, 2025
$ in billions	AUM	Average fee rate
Equity	$20.7	0.58%
Fixed income	50.8	0.21%
Balanced	10.7	0.31%
Total financial assets under management	$82.2	0.32%

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

$ in billions	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Total assets	$603.5	$586.6	$547.8	$505.3	$509.8

The increase in these assets compared with the preceding and prior-year quarters was primarily due to market-driven appreciation and net new assets, reflecting the favorable impact of our advisor recruiting and retention.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Raymond James Trust

The following table includes assets held in asset-based programs in Raymond James Trust, N.A. (including those managed for affiliated entities).

$ in billions	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Total assets	$12.4	$11.8	$11.2	$10.6	$10.7

Fees earned on trust services are primarily reported within “Asset management and related administrative fees” on the Condensed Consolidated Statements of Income and Comprehensive Income.

Quarter ended December 31, 2025 compared with the quarter ended December 31, 2024

Net revenues of $326 million increased 11% and pre-tax income of $143 million increased 14%.

Asset management and related administrative fees increased $34 million, or 12%, driven by higher financial assets under management and assets in non-discretionary asset-based programs at AMS, primarily due to market-driven appreciation in asset values and net inflows into PCG fee-based accounts.

Non-compensation expenses increased $13 million, or 12%, largely due to higher investment sub-advisory fee expense resulting from the increase in assets under management in sub-advised programs, as well as higher communications and information processing expenses due to investments in our growth.

RESULTS OF OPERATIONS – BANK

For an overview of our Bank segment operations, as well as a description of the key factors impacting our Bank segment results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2025	2024	% change
Revenues:
Interest income	$831	$847	(2)%
Interest expense	(361)	(433)	(17)%
Net interest income	470	414	14%
All other	17	11	55%
Net revenues	487	425	15%
Non-interest expenses:
Compensation and benefits	48	46	4%
Non-compensation expenses:
Bank loan benefit for credit losses	(3)	—	NM
RJBDP fees to PCG	188	187	1%
All other	81	74	9%
Total non-compensation expenses	266	261	2%
Total non-interest expenses	314	307	2%
Pre-tax income	$173	$118	47%

Quarter ended December 31, 2025 compared with the quarter ended December 31, 2024

Net revenues of $487 million increased 15% and pre-tax income of $173 million increased 47%.

Net interest income increased $56 million, or 14%, primarily due to the impacts of higher average interest-earning assets, particularly securities-based and residential mortgage loans, and lower funding costs driven by the decline in short-term interest rates and a favorable mix shift in deposits. The Bank segment net interest margin increased to 2.81% from 2.60% for the prior-year quarter.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
The bank loan benefit for credit losses was $3 million for the current quarter. The bank loan benefit for credit losses for the current quarter primarily reflected the impact of net paydowns of higher-risk loans in our corporate loan portfolio and an improved economic outlook for the C&I loan portfolio, partially offset by specific reserves on certain loans. The bank loan provision for credit losses for the prior-year quarter primarily reflected the impacts of an improved macroeconomic forecast and loan repayments on criticized loans, offset by provisions on new loans, loan downgrades, primarily in the CRE and C&I loan portfolios, and charge-offs of certain loans.

RESULTS OF OPERATIONS – OTHER

For an overview of our Other segment operations, as well as a description of the key factors impacting our Other segment results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K.

Operating results

	Three months ended December 31,
$ in millions	2025	2024	% change
Revenues:
Interest income	$42	$34	24%
All other	1	3	(67)%
Total revenues	43	37	16%
Interest expense	(44)	(25)	76%
Net revenues	(1)	12	NM
Non-interest expenses:
Compensation and benefits	31	36	(14)%
All other	4	6	(33)%
Total non-interest expenses	35	42	(17)%
Pre-tax loss	$(36)	$(30)	(20)%

Quarter ended December 31, 2025 compared with the quarter ended December 31, 2024

Pre-tax loss was $36 million, compared with a pre-tax loss of $30 million for the prior-year quarter.

Net revenues decreased $13 million primarily due to the impact of incremental interest expense from the $1.5 billion of senior notes issued in September 2025, net of interest income on the reinvested proceeds, as well as the impact of lower short-term interest rates on our corporate cash balances.

Non-interest expenses decreased $7 million, or 17%, primarily due to lower compensation-related expenses in the current quarter.

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

Total assets of $88.76 billion as of December 31, 2025 were $530 million, or 1%, higher than our total assets as of September 30, 2025. Bank loans, net increased $1.9 billion, primarily due to continued growth in securities-based and residential mortgage loans, partially offset by a $1.5 billion decrease in cash and cash equivalents (see Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Cash flows for more information).

As of December 31, 2025, our total liabilities of $76.19 billion were $460 million, or 1%, higher than our total liabilities as of September 30, 2025, largely due to a $1.3 billion increase in bank deposits. This increase was partially offset by a $658 million decrease in accrued compensation, commissions and benefits, primarily due to the annual payment in our fiscal first quarter of prior-year bonuses and certain benefits.

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

We also have various mechanisms to support deposit growth through modifications to existing products and programs, the issuance of additional certificates of deposit, and deposit activity generated through other deposit gathering capabilities in our Bank segment. With each of our deposit offerings, we work to obtain sufficient liquidity to support our business operations while also maintaining a high level of FDIC insurance coverage for our clients.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
The following table presents the components of RJF’s regulatory capital used to calculate the aforementioned regulatory capital ratios.

$ in millions	December 31, 2025	September 30, 2025
Common equity tier 1 capital/Tier 1 capital
Common stock and related additional paid-in capital	$3,109	$3,238
Retained earnings	14,051	13,604
Treasury stock	(4,321)	(4,022)
Accumulated other comprehensive loss	(348)	(396)
Less: Goodwill and identifiable intangible assets, net of related deferred tax liabilities	(1,692)	(1,703)
Other adjustments	322	360
Common equity tier 1 capital	11,121	11,081
Preferred stock	79	79
Less: Tier 1 capital deductions	(4)	(4)
Tier 1 capital	11,196	11,156
Tier 2 capital
Qualifying allowances for credit losses	521	531
Tier 2 capital	521	531
Total capital	$11,717	$11,687

The following table presents RJF’s risk-weighted assets by exposure type used to calculate the aforementioned regulatory capital ratios.

$ in millions	December 31, 2025	September 30, 2025
Credit risk-weighted assets:
On-balance sheet assets:
Corporate exposures	$20,606	$20,621
Exposures to sovereign and government-sponsored entities (1)	1,220	1,287
Exposures to depository institutions, foreign banks, and credit unions	2,041	2,076
Exposures to public-sector entities	514	569
Residential mortgage exposures	5,331	5,193
Statutory multi-family mortgage exposures	175	214
High volatility commercial real estate exposures	39	45
Past due loans	354	341
Equity exposures	579	567
Securitization exposures	137	116
Other assets	10,272	10,651
Off-balance sheet:
Standby letters of credit	166	154
Commitments with original maturity of one year or less	164	180
Commitments with original maturity greater than one year	2,845	2,819
Over-the-counter derivatives	233	230
Other off-balance sheet items	505	480
Total credit risk-weighted assets	45,181	45,543
Market risk-weighted assets	3,104	2,887
Total standardized risk-weighted assets	$48,285	$48,430

(1)Exposure is predominantly to the U.S. government and its agencies.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Cash flows

Cash and cash equivalents (excluding amounts segregated for regulatory purposes and restricted cash) of $9.89 billion at December 31, 2025 decreased $1.5 billion compared with September 30, 2025. The decrease in cash and cash equivalents primarily resulted from net investments in bank loans, the annual payment in our fiscal first quarter of prior-year bonuses and certain benefits, common stock repurchases, net loans provided to financial advisors, and dividends paid on our common stock. These decreases were partially offset by an increase in bank deposits, net income, and net maturities of available-for-sale securities during the period.

Sources of liquidity

RJF corporate cash of $3.31 billion as of December 31, 2025, included cash and cash equivalents held directly at the parent company as well as cash loaned by the parent company to RJ&A. As of December 31, 2025, RJF had loaned $1.23 billion to RJ&A (such amount is included in the RJ&A cash balance in the following table), which RJ&A has invested on behalf of RJF or otherwise deployed in its normal business activities.

The following table presents our holdings of cash and cash equivalents.

$ in millions	December 31, 2025
RJF	$2,100
TriState Capital Bank	2,899
Raymond James Bank	1,749
RJ&A	1,589
Raymond James Ltd. ("RJ Ltd.")	573
Raymond James Wealth Management Limited ("RJWM")	142
Raymond James Trust Company of New Hampshire	137
Raymond James Capital Services, LLC	130
Raymond James Investment Management	116
Raymond James Financial Services, Inc.	113
Other subsidiaries	342
Total cash and cash equivalents	$9,890

RJF maintained depository accounts at Raymond James Bank and TriState Capital Bank totaling $380 million as of December 31, 2025. The portion of this total that was available on demand without restrictions, which amounted to $348 million as of December 31, 2025, is reflected in the RJF cash balance and excluded from Raymond James Bank’s cash balance in the preceding table.

A large portion of the cash and cash equivalents balances at our non-U.S. subsidiaries, including RJ Ltd. and RJWM, was held to meet regulatory requirements and was not available for use by the parent as of December 31, 2025.

In addition to the cash balances described, we have various other potential sources of cash available to the parent company from subsidiaries, as described in the following section.

Liquidity available from subsidiaries

Liquidity is principally available to RJF from RJ&A and Raymond James Bank.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934. As a member firm of the Financial Industry Regulatory Authority (“FINRA”), RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client balances. In addition, covenants in RJ&A’s committed financing arrangements require its net capital to be a minimum of 10% of aggregate debit items. At December 31, 2025, RJ&A significantly exceeded the minimum regulatory requirements, the covenants in its financing arrangements pertaining to net capital, as well as its internally-targeted net capital tolerances. FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements which may result in RJ&A limiting dividends it would otherwise remit to RJF. We

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
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

As of December 31, 2025, RJF and RJ&A had the ability to borrow under our $1 billion Credit Facility, a committed unsecured line of credit. We had no such borrowings outstanding under this facility as of December 31, 2025. See Note 13 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding our Credit Facility.

In addition to our Credit Facility, we have various uncommitted financing arrangements with third-party lenders, which are in the form of secured lines of credit, secured bilateral repurchase agreements, or unsecured lines of credit. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed and are generally collateralized by RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements (i.e., securities purchased under agreements to resell). As of December 31, 2025, we had outstanding borrowings under three uncommitted secured borrowing arrangements out of a total of 14 uncommitted financing arrangements (nine uncommitted secured and five uncommitted unsecured). However, lenders are generally under no contractual obligation to lend to us under uncommitted credit facilities. See Notes 6 and 13 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding these borrowings.

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

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in millions)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
December 31, 2025	$306	$368	$368	$277	$311	$311
September 30, 2025	$280	$325	$325	$261	$302	$302
June 30, 2025	$273	$315	$228	$211	$210	$210
March 31, 2025	$273	$299	$205	$268	$305	$215
December 31, 2024	$344	$345	$307	$318	$330	$267

Other borrowings and collateralized financings

We had $700 million in FHLB borrowings outstanding at December 31, 2025, comprised of floating-rate and fixed-rate advances. The interest rates on our floating-rate advances are based on SOFR. We use interest rate swaps to manage the risk of increases in interest rates associated with our floating-rate FHLB advances by converting the balances subject to variable interest rates to a fixed interest rate.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
We pledge certain of our bank loans and available-for-sale securities with the FHLB as security for both the repayment of certain borrowings and to secure capacity for additional borrowings as needed. As of December 31, 2025, we had $9.7 billion in immediate credit available from the FHLB based on the collateral pledged. See Notes 6 and 13 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding bank loans and available-for-sale securities pledged with the FHLB and for additional information on our FHLB borrowings, including the related maturities and interest rates.

As member banks, our bank subsidiaries have access to the Federal Reserve’s discount window and may have access to other lending programs that may be established by the Federal Reserve in unusual and exigent circumstances. As of December 31, 2025, our bank subsidiaries had pledged certain bank loans with the Federal Reserve and had $15.6 billion in immediate credit available from the FRB based on collateral pledged. See Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding our assets pledged with the FRB.

A portion of our fixed income transactions are cleared through a third-party clearing organization, which provides financing for the purchase of trading instruments to support such transactions. The amount of financing is based on the amount of trading inventory financed, as well as any deposits held at the clearing organization. Amounts outstanding under this financing arrangement are collateralized by a portion of our trading inventory and accrue interest based on market rates. While we had borrowings outstanding as of December 31, 2025, the clearing organization is under no contractual obligation to lend to us under this arrangement.

We may act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one counterparty and then lend them to another counterparty.  Where permitted, we have also loaned securities owned by clients or the firm to broker-dealers and other financial institutions.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balance of $514 million as of December 31, 2025 related to the securities loaned included in “Collateralized financings” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q. See Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and Note 2 of our 2025 Form 10-K for additional information on our collateralized agreements and financings.

Senior notes payable

At December 31, 2025, we had aggregate outstanding senior notes payable of $3.52 billion, which, exclusive of any unaccreted premiums or discounts and debt issuance costs, was comprised of $500 million par 4.65% senior notes due April 2030, $650 million par 4.90% senior notes due September 2035, $800 million par 4.95% senior notes due July 2046, $750 million par 3.75% senior notes due April 2051, and $850 million par 5.65% senior notes due September 2055. See Note 16 of the Notes to Consolidated Financial Statements of our 2025 Form 10-K for additional information on our senior notes payable.

Credit ratings

Our issuer and senior long-term debt credit ratings as of the most current report are detailed in the following table.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
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

Other sources and uses of liquidity

We have corporate-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Substantially all of our non-qualified deferred compensation plans and other employee benefit plans are employee-directed (i.e., the participant chooses investment portfolio benchmarks). Of the corporate-owned life insurance policies which fund these plans, certain policies could be used as a source of liquidity for the firm. Those policies against which we could readily borrow had a cash surrender value of $1.40 billion as of December 31, 2025, and we were able to borrow up to 90%, or $1.26 billion, of the December 31, 2025 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to our employee-directed plans. There were no borrowings outstanding against any of these policies as of December 31, 2025.

On May 8, 2024, we filed a “universal” shelf registration statement with the SEC pursuant to which we can issue debt, equity and other capital instruments if and when necessary or perceived by us to be opportune. Subject to certain conditions, this registration statement will be effective through May 8, 2027.

We purchase our own common stock from time to time in conjunction with a number of activities, which are described in further detail in Note 16 and “Part II - Item 2 - Unregistered sales of equity securities and use of proceeds” of this Form 10-Q. In periods where our capital and liquidity position are strong, and subject to our Board of Directors’ common stock repurchase authorization limit, we may purchase higher quantities of our shares as part of our capital deployment strategies.

On October 14, 2025, we announced we had reached an agreement to acquire a majority stake in GreensLedge, a boutique investment bank specializing in structured credit and securitization. The transaction, which is subject to the satisfaction of customary closing conditions, including regulatory approvals, is currently expected to close in our fiscal 2026. The acquisition of GreensLedge will add securitization and advisory capabilities to our existing fixed income operations. We currently have the ability to utilize our cash on hand to fund the acquisition. GreensLedge will operate within our Capital Markets segment upon completion of the acquisition.

On January 15, 2026, we announced we had reached an agreement to acquire all of the outstanding shares in Clark Capital, an asset management firm specializing in wealth-focused solutions. The transaction, which is subject to the satisfaction of customary closing conditions, including regulatory approvals, is currently expected to close in our fiscal 2026. Upon completion of the acquisition, Clark Capital will maintain its brand and become an independent boutique investment manager within Raymond James Investment Management. We currently have the ability to utilize our cash on hand to fund the acquisition. Clark Capital will operate within our Asset Management segment upon completion of the acquisition.

On January 2, 2026, we redeemed all 80,500 outstanding shares of our Series B Preferred Stock, which triggered the redemption of the related depositary shares, each representing a 1/40th interest in a share of Series B Preferred Stock, for an aggregate redemption value of $81 million. The redemption of the Series B Preferred Stock will be reflected in our condensed consolidated financial statements in our fiscal second quarter of 2026.

As part of our ongoing operations, we also enter into contractual arrangements that may require future cash payments, including certificates of deposit, lease obligations and other contractual arrangements, such as for software licenses and various services. See Notes 11 and 12 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and Notes 13 and 14 of our 2025 Form 10-K for information regarding our lease obligations and certificates of deposit, respectively. We have entered into investment commitments, lending commitments and other commitments to extend credit for which we are unable to reasonably predict the timing of future payments. See Note 15 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
REGULATORY

Refer to the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in “Item 1 - Business - Regulation” of our 2025 Form 10-K.

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of December 31, 2025, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF, Raymond James Bank, and TriState Capital Bank were categorized as “well-capitalized” as of December 31, 2025. The maintenance of certain risk-based and other regulatory capital levels could influence various capital allocation decisions impacting one or more of our businesses.  However, due to the current capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities. See Note 20 of the Notes to Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources - Capital structure” of this Form 10-Q for additional information on regulatory capital requirements.

RJF and certain of its subsidiaries are subject to regular reviews and inspections by regulatory authorities and SROs. In addition, regulatory agencies and SROs institute investigations from time to time into industry practices, among other things. For example, beginning in August 2024, the SEC’s Division of Enforcement requested information regarding our practices related to cash sweep programs for investment advisory clients and is reportedly conducting similar reviews at other financial institutions. The firm has been cooperating with this inquiry. In addition, in August and December 2024, a total of three putative class action lawsuits were filed in federal district court alleging, among other things, that the firm breached its fiduciary duties or agreements with regard to rates paid to clients in our cash sweep programs. All three cases were subsequently consolidated, but on July 24, 2025, the claims asserted by the plaintiff in one of the three lawsuits were voluntarily dismissed without prejudice. We intend to vigorously defend against the claims asserted by the remaining named plaintiffs.

In August 2023, Raymond James Investment Services Limited, one of our UK subsidiaries, agreed to a Voluntary Application for Imposition of Requirements (“VREQ”) with the Financial Conduct Authority (“FCA”) that prohibits the onboarding of new branches or financial advisors without the prior consent of the FCA. This VREQ, which did not have a material impact on our consolidated results of operations, was lifted in January 2026, and the associated limitations are no longer in effect.

CRITICAL ACCOUNTING ESTIMATES

The condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses for the reporting period. Management has established detailed policies and control procedures intended to ensure the appropriateness of such estimates and assumptions and their consistent application from period to period. For a description of our significant accounting policies, see Note 2 of the Notes to Consolidated Financial Statements of our 2025 Form 10-K.

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

We generally estimate the allowance for credit losses on bank loans using credit risk models which incorporate relevant available information from internal and external sources relating to past events, current conditions, and most notably, reasonable and supportable economic forecasts. After testing the reasonableness of a variety of economic forecast scenarios, each model is run using a single forecast scenario selected for each model. Our forecasts incorporate assumptions related to macroeconomic indicators as of December 31, 2025 including, but not limited to, U.S. gross domestic product, equity market indices, unemployment rates, and commercial real estate and residential home price indices.

To demonstrate the sensitivity of credit loss estimates on our bank loan portfolio to macroeconomic forecasts, we compared our modeled estimates under the base case economic scenario used to estimate the allowance for credit losses as of December 31, 2025, to what our estimate would have been under a downside case scenario and an upside case scenario, without considering any offsetting effects in the qualitative component of our allowance for credit losses as of December 31, 2025. As of December 31, 2025, use of the downside case scenario would have resulted in an increase of approximately $160 million in the quantitative portion of our allowance for credit losses on bank loans, while the use of the upside case scenario would have resulted in a reduction of approximately $30 million in the quantitative portion of our allowance for credit losses on bank loans at December 31, 2025. These hypothetical outcomes reflect the relative sensitivity of the modeled portion of our allowance estimate to macroeconomic forecasted scenarios but do not consider any potential impact qualitative adjustments could have on the allowance for credit losses in such environments. Qualitative adjustments could either increase or decrease modeled loss estimates calculated using an alternative economic scenario assumption. Further, such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance for a number of reasons including: (1) management’s predictions of future economic trends and relationships among the scenarios may differ from actual events; and (2) management’s application of subjective measures to modeled results through the qualitative portion of the allowance for credit losses when appropriate. The downside case scenario utilized in this hypothetical sensitivity analysis assumes a moderate recession. To the extent macroeconomic conditions worsen beyond those assumed in this downside case scenario, we could incur provisions for credit losses significantly in excess of those estimated in this analysis.

See Note 2 of the Notes to Consolidated Financial Statements of our 2025 Form 10-K for information regarding our methodologies and assumptions used in estimating the allowance for credit losses. See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding our allowance for credit losses related to bank loans as of December 31, 2025.

Loss provisions for legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of the Notes to Consolidated Financial Statements of our 2025 Form 10-K. In addition, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding legal and regulatory matters contingencies as of December 31, 2025.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
ACCOUNTING STANDARDS UPDATE

In December 2023, the Financial Accounting Standards Board (“FASB”) issued amended guidance related to disclosures for income taxes (ASU 2023-09). The amendment requires a public entity to enhance its existing annual tabular reconciliation of its statutory income tax rate to its effective tax rate, with certain reconciling items at or above 5% of the applicable statutory income tax rate broken out by nature and/or jurisdiction. The guidance also requires an entity to disclose income taxes paid (net of refunds received), disaggregated by federal, state, and foreign taxes, and net amounts paid to an individual jurisdiction when they represent 5% or more of the total income taxes paid. In accordance with the effective date of the guidance, we plan to adopt ASU 2023‑09 in our fiscal year 2026 Form 10‑K. This guidance will be applied on a prospective basis with retrospective application permitted. Since this amendment only requires additional disclosures, adoption of this ASU will not have an impact on our financial condition, results of operations, or cash flows.

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

In November 2025, the FASB issued amended guidance related to the accounting for purchased loans (ASU 2025-08). Under this new guidance, loans acquired without credit deterioration and deemed “seasoned” will be considered purchased seasoned loans and accounted for using the gross-up approach at acquisition (i.e., record the loan at its purchase price and separately record an allowance for expected credit losses). Seasoned loans include all loans acquired in a business combination, that do not have “more-than-insignificant” deterioration of credit quality since origination, as well as loans purchased at least 90 days after origination, where the purchaser was not involved in the origination of the loans. This new guidance is effective for annual and interim periods beginning in our fiscal 2028 with early adoption permitted. This guidance will be applied using a prospective transition approach. We are evaluating the impact the adoption of this ASU will have on our financial condition and results of operations.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

Market risk

Market risk is our risk of loss resulting from the impact of changes in market prices on our trading inventory, derivatives, and investment positions. We have exposure to market risk primarily through our broker-dealer trading operations and our banking operations. Through our broker-dealer subsidiaries, we trade fixed income and, to a lesser extent, equity securities and maintain trading inventories to ensure availability of securities to facilitate client transactions. Inventory levels may fluctuate daily as a result of client demand. Within our banking operations, we hold investments in an available-for-sale securities portfolio, and from time to time may hold Small Business Administration (“SBA”) loan securitizations not yet sold. Our primary market risks relate to interest rates, credit spreads, equity prices, and foreign exchange rates. Interest rate risk results from changes in levels of interest rates, the volatility of interest rates, and mortgage prepayment speeds. Credit spread risk results from change in the market perception of the credit quality of issuers, which can affect the value of credit sensitive instruments such as corporate bonds, municipal bonds, and structured products. Equity risk results from changes in prices of equity securities. Foreign exchange risk results from changes in spot prices, forward prices, and volatility of foreign exchange rates. See Note 2 of the Notes to Consolidated Financial Statements of our 2025 Form 10-K and Notes 3, 4, and 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for fair value and other information regarding our trading inventories, available-for-sale securities, and derivative instruments.

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

To calculate VaR, we use models that incorporate historical simulation. This approach assumes that historical changes in market conditions, such as in interest rates and equity prices, are representative of future changes. Simulation is based on daily market data for the previous twelve months. VaR is reported at a 99% confidence level for a one-day time horizon. Assuming that future market conditions change as they have in the past twelve months, we would expect to incur losses greater than those predicted by our one-day VaR estimates about once every 100 trading days, or two to three times per year on average. The VaR model is independently reviewed by our Model Risk Management function. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Model risk” of our 2025 Form 10-K for further information.

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

	Three months ended December 31, 2025		Period-end VaR			Three months ended December 31,
$ in millions	High	Low	December 31, 2025	September 30, 2025	$ in millions	2025	2024
Daily VaR	$5	$3	$3	$3	Average daily VaR	$4	$2

Average daily VaR increased to $4 million for the three months ended December 31, 2025 compared with $2 million for the prior-year quarter, reflecting higher average trading inventory and the impact on our VaR model of heightened market volatility in early April 2025.

We perform daily back-testing procedures for our VaR model, as defined by the Fed’s MRR, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income, and intraday trading. Regulatory-defined daily trading losses are used to evaluate the performance of our VaR model and are not comparable to our actual daily net revenues. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the three months ended December 31, 2025, our regulatory-defined daily losses in our trading portfolios did not exceed our predicted VaR.

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

One of the objectives of our Asset and Liability Committee is to manage the sensitivity of net interest income to changes in market interest rates. This committee uses several measures to monitor and limit interest rate risk in our banking operations, including scenario analysis and economic value of equity (“EVE”). We utilize hedging strategies using interest rate swaps in our banking operations as a component of our asset and liability management process. For additional information regarding this hedging strategy, see Note 2 of the Notes to Consolidated Financial Statements of our 2025 Form 10-K and Notes 5, 12 and 13 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. We also manage interest rate risk as part of our liquidity management framework. See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” of this Form 10-Q for additional information.

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

Instantaneous changes in rate (1)	Net interest income ($ in millions)	Projected change in net interest income
+200	$2,057	6%
+100	$2,013	4%
0	$1,934	—%
-100	$1,814	(6)%
-200	$1,688	(13)%

(1)Our 0-basis point scenario was based on interest rates as of December 31, 2025.

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

We have classified all of our investments in debt securities in our banking operations as available-for-sale and have not classified any of our investments in debt securities as held-to-maturity. Our available-for-sale securities portfolio is substantially all fixed rate and consists primarily of agency-backed MBS, agency-backed CMOs, and U.S. Treasuries. These securities are carried at fair value on our Condensed Consolidated Statements of Financial Condition, with changes in the fair value of the portfolio recorded through OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. As the majority of our available-for-sale securities portfolio is comprised of U.S. government and government agency-backed securities, changes in fair value are primarily driven by changes in interest rates. At December 31, 2025, our available-for-sale securities portfolio had a fair value of $6.65 billion with a weighted-average yield of 2.25% and a weighted-average life, after factoring in estimated prepayments, of 3.8 years. To evaluate the interest rate sensitivity of our available-for-sale securities portfolio we also monitor, among other things, effective duration, defined as the approximate percentage change in price for a 100-basis point change in rates. As of December 31, 2025, the effective duration of our available-for-sale securities portfolio was approximately 3.39, which means that we would expect the market value of our available-for-sale securities portfolio to increase approximately 3.39% for every 100-basis point decline in interest rates and decline approximately 3.39% for every 100-basis point increase in interest rates. See Note 2 of the Notes to Consolidated Financial Statements of our 2025 Form 10-K and Note 4 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on our available-for-sale securities portfolio.

The Asset and Liability Committee also reviews EVE, which is a point in time analysis of current interest-earning assets and interest-bearing liabilities that incorporates cash flows over their estimated remaining lives, discounted at current rates. The EVE approach is based on a static balance sheet and provides an indicator of future earnings and capital levels as the changes in EVE indicate the anticipated change in the value of future cash flows. We monitor sensitivity to changes in EVE utilizing Board of Directors-approved limits. These limits set a risk tolerance to changing interest rates and assist in determining strategies for mitigating this risk as EVE approaches these limits. As of December 31, 2025, our EVE analyses were within approved limits.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
The following table shows the maturities of our bank loan portfolio at December 31, 2025, including contractual principal repayments.  Maturities are generally determined based upon contractual terms; however, rollovers or extensions that are included for the purposes of measuring the allowance for credit losses are reflected in maturities in the following table. This table does not include any estimates of prepayments, which could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the table.

	Due in
$ in millions	One year or less	> One year - five years	> Five years - fifteen years	> Fifteen years	Total
SBL	$21,376	$288	$3	$—	$21,667
C&I loans	1,355	6,156	3,255	35	10,801
CRE loans	1,017	5,232	1,470	34	7,753
REIT loans	506	1,266	7	—	1,779
Residential mortgage loans	5	22	141	10,399	10,567
Tax-exempt loans	93	313	742	—	1,148
Total loans held for investment	24,352	13,277	5,618	10,468	53,715
Held for sale loans	—	1	53	114	168
Total loans held for sale and investment	$24,352	$13,278	$5,671	$10,582	$53,883

The following table shows the distribution of the recorded investment of those bank loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2025.

	Interest rate type
$ in millions	Fixed	Adjustable	Total
SBL	$50	$241	$291
C&I loans	949	8,497	9,446
CRE loans	330	6,406	6,736
REIT loans	—	1,273	1,273
Residential mortgage loans (1)	203	10,359	10,562
Tax-exempt loans	1,055	—	1,055
Total loans held for investment	2,587	26,776	29,363
Held for sale loans	3	165	168
Total loans held for sale and investment	$2,590	$26,941	$29,531

(1)Adjustable rate residential mortgage loans included loans which were still in their fixed-rate period at December 31, 2025.
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

Our banking operations are also subject to foreign exchange risk due to our investments in foreign subsidiaries as well as transactions and resulting balances denominated in a currency other than the U.S. dollar (“USD”). For example, our bank loan portfolio includes loans which are denominated in Canadian dollars (“CAD”), totaling $987 million and $1.00 billion at December 31, 2025 and September 30, 2025, respectively, when converted to the USD using the spot rate at that time. A majority of such loans are held in a Canadian subsidiary of Raymond James Bank. Raymond James Bank utilizes short-term, forward foreign exchange contracts to mitigate its foreign exchange risk related to such investment in the Canadian subsidiary. These derivatives are primarily accounted for as net investment hedges in the condensed consolidated financial statements. See Note 2 of the Notes to Consolidated Financial Statements of our 2025 Form 10-K and Note 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding these derivatives.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Other sources of foreign exchange risk

Investments in non-bank foreign subsidiaries

At December 31, 2025, we had foreign exchange risk in our investment in RJ Ltd. of CAD 515 million, and in our investment in our UK PCG subsidiary, of £317 million, which were not hedged. We had other, less significant investments in foreign domiciled subsidiaries, primarily in Europe, which were not hedged; however, we do not believe we had material foreign exchange risk either individually, or in the aggregate, pertaining to these subsidiaries as of December 31, 2025. Foreign exchange gains/losses related to our foreign investments are primarily reflected in OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 16 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding our components of OCI.

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

Credit risk

Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s, or counterparty’s ability to meet its financial obligations under contractual or agreed-upon terms. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction, and the parties involved. Credit risk is an integral component of the profit assessment of lending and other financing activities. See further discussion of our credit risk, including how we manage such risk, in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” of our 2025 Form 10-K.

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

Brokerage activities

We are engaged in various trading and brokerage activities in which our counterparties primarily include broker-dealers, banks, exchanges, clearing organizations, and other financial institutions. We are exposed to risk that these counterparties may not fulfill their obligations. In addition, certain commitments, including underwritings, may create exposure to individual issuers and businesses. The risk of default depends on the creditworthiness of the counterparty and/or the issuer of the instrument. In addition, we may be subject to concentration risk if we hold large positions in or have large commitments to a single counterparty, borrower, or group of similar counterparties or borrowers (e.g., in the same industry). We seek to mitigate these risks by imposing and monitoring individual and aggregate position limits within each business segment for each counterparty, conducting regular credit reviews of financial counterparties, reviewing security, derivative, and loan concentrations, holding collateral as security for certain transactions and conducting business through clearing organizations, which may guarantee performance. See Note 2 of the Notes to Consolidated Financial Statements of our 2025 Form 10-K and Notes 5 and 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information about our credit risk mitigation related to derivatives and collateralized agreements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Our client activities involve the execution, settlement, and financing of various transactions on behalf of our clients. Client activities are transacted on either a cash or margin basis. Credit exposure results from client margin loans, which are monitored daily and are collateralized by the securities in the clients’ accounts. We monitor exposure to industry sectors and individual securities on a daily basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions. In addition, when clients execute a purchase, we are at some risk that the client will default on their financial obligation associated with the trade. If this occurs, we may have to liquidate the position at a loss. See Note 2 of the Notes to Consolidated Financial Statements of our 2025 Form 10-K for additional information about our determination of the allowance for credit losses associated with certain of our brokerage lending activities.

We offer loans to financial advisors for recruiting and retention purposes. We have credit risk and may incur a loss primarily in the event that such borrower is no longer affiliated with us. See Note 2 of the Notes to Consolidated Financial Statements of our 2025 Form 10-K and Note 8 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information about our loans to financial advisors.

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

While our bank loan portfolio is diversified, a significant downturn in the overall economy, deterioration in real estate values or a significant issue within any sector or sectors where we have a concentration will generally result in large provisions for credit losses and/or charge-offs. We determine the allowance required for specific loan pools based on relative risk characteristics of the loan portfolio. On an ongoing basis, we evaluate our methods for determining the allowance for each loan portfolio segment and make enhancements we consider appropriate. Our allowance for credit losses methodology is described in Note 2 of the Notes to Consolidated Financial Statements of our 2025 Form 10-K. We segregate our bank loan portfolio into six loan portfolio segments, which also serve as classes of financing receivables for purposes of credit analysis.  See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” of our 2025 Form 10-K for further information about the risk characteristics relevant to each portfolio segment.

The level of charge-off activity is a factor that is considered in evaluating the potential severity of future credit losses. The following table presents net loan (charge-offs)/recoveries and the annualized percentage of net loan (charge-offs)/recoveries to the average outstanding loan balances by loan portfolio segment.

	Three months ended December 31,
	2025		2024
$ in millions	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans
C&I loans	$(1)	0.04%	$(4)	0.16%
CRE loans	(8)	0.41%	—	—%
Total loans held for investment	$(9)	0.07%	$(4)	0.03%

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

$ in millions	December 31, 2025	September 30, 2025
Nonperforming loans (1)	$207	$186
Nonperforming assets	$208	$187

Nonperforming loans as a % of total loans held for sale and investment	0.38%	0.36%
Allowance for credit losses as a % of nonperforming loans	213%	243%
Nonperforming assets as a % of Bank segment total assets	0.31%	0.29%

(1)Nonperforming loans at December 31, 2025 and September 30, 2025 included $122 million and $109 million, respectively, of loans which were current pursuant to their contractual terms.

See the table summarizing nonaccrual loans by portfolio segment in Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

Although our nonperforming assets as a percentage of our Bank segment’s assets remained low as of December 31, 2025, any prolonged period of market deterioration could result in an increase in our nonperforming assets, an increase in our allowance for credit losses and/or an increase in net charge-offs in future periods, although the extent would depend on future developments that are highly uncertain.

See further explanation of our bank loan portfolio segments, allowance for credit losses, and the credit loss provision in Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and “Management’s Discussion and Analysis - Results of Operations - Bank” of this Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements of our 2025 Form 10-K.

Loan underwriting policies

Our underwriting policies for the major types of bank loans are described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” of our 2025 Form 10-K.

Risk monitoring process

Another component of credit risk strategy for our bank loan portfolio is the ongoing risk monitoring and review processes, including our independent loan review process, as well as our processes to manage and limit credit losses arising from loan delinquencies. There are various other factors included in these processes, depending on the loan portfolio. There were no significant changes to those processes during the three months ended December 31, 2025. See further discussion of our risk monitoring process in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk - Banking activities” of our 2025 Form 10-K.

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

	Amount of delinquent residential mortgage loans			Delinquent residential mortgage loans as a percentage of outstanding residential mortgage loan balances
$ in millions	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
December 31, 2025	$6	$4	$10	0.06%	0.03%	0.09%
September 30, 2025	$7	$6	$13	0.07%	0.06%	0.13%

Our December 31, 2025 percentage of over 30 day delinquent residential mortgage loans compares favorably to the national average of 1.86%, as most recently reported by the Fed.

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

	December 31, 2025
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

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize.  At December 31, 2025 and September 30, 2025, these loans totaled $3.09 billion and $3.04 billion, respectively, or approximately 29% of the residential mortgage portfolio at each respective period end.  The weighted-average number of years before the remainder of the loans, which were still in their interest-only period at December 31, 2025, begins amortizing is five years.

Corporate and tax-exempt loans

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

	As of December 31, 2025
Industry	Loans outstanding as a % of total corporate bank loans held for sale and investment	Loans outstanding as a % of total loans held for sale and investment
C&I:
Loan funds	9%	3%
Subscription lines	5%	2%
Transportation and logistics	4%	2%
CRE:
Multi-family	11%	4%
Industrial warehouse	9%	3%
Office real estate	5%	2%

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

Operational risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes, including cybersecurity incidents. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Operational risk” of our 2025 Form 10-K for a discussion of our operational risk and certain of our risk mitigation processes.

Periods of severe market volatility can result in a significantly higher level of transactions on specific days, which may present operational challenges from time to time that may result in losses. These losses can result from, but are not limited to, trade errors, failed transaction settlements, late collateral calls to borrowers and counterparties, or interruptions to our system processing. We did not incur any significant losses related to such operational challenges during the three months ended December 31, 2025 or 2024.

As more fully described in the discussion of our business technology risks included in various risk factors presented in “Item 1A - Risk Factors” and “Item 1C - Cybersecurity” of our 2025 Form 10-K, despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, cyber-attacks and other information security breaches, and other events that could have an impact on the security and stability of our operations.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Model risk

Model risk refers to the possibility of unintended business outcomes arising from the design, implementation or use of models. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Model risk” of our 2025 Form 10-K for information regarding how we utilize models throughout the firm and how we manage model risk.

Compliance risk

Compliance risk is the risk of legal or regulatory sanctions, financial loss, or reputational damage that the firm may suffer from a failure to comply with applicable laws, external standards, or internal requirements. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Compliance risk” of our 2025 Form 10-K for information on our compliance risks, including how we manage such risks.

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

Changes in Internal Control over Financial Reporting

There were no changes during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered securities for the three months ended December 31, 2025.

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described in the following paragraphs. The following table presents information on our purchases of our own stock, on a monthly basis, for the three months ended December 31, 2025.

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) at each month-end of securities that may yet be purchased under the plans or programs
October 1, 2025 – October 31, 2025	984,743	$163.53	984,366	$238
November 1, 2025 – November 30, 2025	746,138	$158.70	746,025	$119
December 1, 2025 – December 31, 2025	822,404	$162.03	742,370	$1,900
First quarter	2,553,285	$161.64	2,472,761

In December 2025, the Board of Directors authorized repurchase of our common stock in an aggregate amount of up to $2 billion, which replaced the previous authorization. For additional information about our share repurchase activities, see Note 16 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

In the preceding table, the total number of shares purchased includes shares purchased pursuant to the Restricted Stock Trust Fund, which was established to acquire our common stock in the open market and used to settle RSUs granted as a retention vehicle for certain employees of our wholly-owned Canadian subsidiaries. For additional information on this trust fund, see Note 2 of the Notes to Consolidated Financial Statements of our 2025 Form 10-K and Note 9 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. These activities do not utilize the repurchase authorization presented in the preceding table.

The total number of shares purchased also includes shares repurchased as a result of employees surrendering shares as payment for option exercises or withholding taxes. These activities do not utilize the repurchase authorization presented in the preceding table.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2025.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	February 6, 2026	/s/ Paul M. Shoukry
Paul M. Shoukry
Chief Executive Officer (Principal Executive Officer)

Date:	February 6, 2026	/s/ Jonathan W. Oorlog, Jr.
Jonathan W. Oorlog, Jr.
Chief Financial Officer (Principal Financial Officer)