Form 10-Q
period 2026-03-31
RAYMOND JAMES FINANCIAL INC
filed 2026-05-06
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
194,883,034 shares of common stock as of May 4, 2026

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Index
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in millions, except per share amounts	March 31, 2026	September 30, 2025
Assets:
Cash and cash equivalents	$11,219	$11,389
Assets segregated for regulatory purposes and restricted cash	3,745	3,398
Collateralized agreements	608	698
Financial instruments, at fair value:
Trading assets ($1,353 and $1,248 pledged as collateral)	1,434	1,538
Available-for-sale securities ($8 and $9 pledged as collateral)	6,402	6,888
Derivative assets	71	68
Other investments ($20 and $8 pledged as collateral)	399	390
Brokerage client receivables, net	3,300	2,821
Other receivables, net	1,812	1,814
Bank loans, net	54,833	51,567
Loans to financial advisors, net	1,894	1,626
Deferred income taxes, net	549	671
Goodwill and identifiable intangible assets, net	1,983	1,847
Other assets	3,695	3,515
Total assets	$91,944	$88,230

Liabilities and shareholders’ equity:
Bank deposits	$62,423	$58,897
Collateralized financings	1,142	1,111
Financial instrument liabilities, at fair value:
Trading liabilities	726	891
Derivative liabilities	198	190
Brokerage client payables	6,607	5,853
Accrued compensation, commissions and benefits	2,110	2,603
Other payables	1,907	1,961
Other borrowings	700	700
Senior notes payable	3,521	3,520
Total liabilities	79,334	75,726
Commitments and contingencies (see Note 17)
Shareholders’ equity
Preferred stock	—	79
Common stock; $.01 par value; 650,000,000 shares authorized; 250,084,168 shares issued and 194,643,210 shares outstanding as of March 31, 2026; 250,084,168 shares issued and 198,139,594 shares outstanding as of September 30, 2025	3	3
Additional paid-in capital	3,156	3,235
Retained earnings	14,487	13,604
Treasury stock, at cost; 55,440,958 and 51,944,574 common shares as of March 31, 2026 and September 30, 2025, respectively	(4,711)	(4,022)
Accumulated other comprehensive loss	(368)	(396)
Total equity attributable to Raymond James Financial, Inc.	12,567	12,503
Noncontrolling interests	43	1
Total shareholders’ equity	12,610	12,504
Total liabilities and shareholders’ equity	$91,944	$88,230
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
in millions, except per share amounts	2026	2025	2026	2025
Revenues:
Asset management and related administrative fees	$2,016	$1,725	$4,015	$3,468
Brokerage revenues:
Securities commissions	507	431	993	871
Principal transactions	136	149	262	268
Total brokerage revenues	643	580	1,255	1,139
Account and service fees	311	321	619	663
Investment banking	279	216	487	541
Interest income	960	963	1,967	1,990
Other	53	40	95	79
Total revenues	4,262	3,845	8,438	7,880
Interest expense	(403)	(442)	(844)	(940)
Net revenues	3,859	3,403	7,594	6,940
Non-interest expenses:
Compensation, commissions and benefits	2,541	2,204	4,991	4,476
Non-compensation expenses:
Communications and information processing	206	184	400	362
Occupancy and equipment	80	74	160	147
Business development	75	64	156	132
Investment sub-advisory fees	63	54	126	107
Professional fees	36	34	73	68
Bank loan provision for credit losses	5	16	2	16
Other	118	102	223	212
Total non-compensation expenses	583	528	1,140	1,044
Total non-interest expenses	3,124	2,732	6,131	5,520
Pre-tax income	735	671	1,463	1,420
Provision for income taxes	191	176	356	325
Net income	544	495	1,107	1,095
Preferred stock dividends	2	2	3	3
Net income available to common shareholders	$542	$493	$1,104	$1,092

Earnings per common share – basic	$2.76	$2.41	$5.61	$5.34
Earnings per common share – diluted	$2.72	$2.36	$5.51	$5.22
Weighted-average common shares outstanding – basic	196.1	204.3	196.6	204.0
Weighted-average common and common equivalent shares outstanding – diluted	199.2	208.7	200.3	208.9

Net income	$544	$495	$1,107	$1,095
Other comprehensive income/(loss), net of tax:
Available-for-sale securities	(10)	95	33	(11)
Currency translations, net of the impact of net investment hedges	(10)	19	(3)	(34)
Cash flow hedges	—	(5)	(2)	1
Total other comprehensive income/(loss), net of tax	(20)	109	28	(44)
Total comprehensive income	$524	$604	$1,135	$1,051

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
$ in millions, except per share amounts	2026	2025	2026	2025
Preferred stock:
Balance beginning of period	$79	$79	$79	$79
Redemption of preferred stock	(79)	—	(79)	—
Balance end of period	—	79	—	79

Common stock, par value $.01 per share:
Balance beginning of period	3	3	3	2
Share issuances	—	—	—	1
Balance end of period	3	3	3	3

Additional paid-in capital:
Balance beginning of period	3,106	3,125	3,235	3,251
Share-based compensation amortization	52	53	129	145
Net activity under employee stock plans	(2)	(27)	(208)	(245)
Balance end of period	3,156	3,151	3,156	3,151

Retained earnings:
Balance beginning of period	14,051	12,378	13,604	11,894
Net income attributable to Raymond James Financial, Inc.	544	495	1,107	1,095
Common and preferred stock cash dividends declared (see Note 18)	(108)	(104)	(224)	(220)
Balance end of period	14,487	12,769	14,487	12,769

Treasury stock:
Balance beginning of period	(4,321)	(3,007)	(4,022)	(3,051)
Purchases	(406)	(253)	(821)	(314)
Reissuances under employee stock plans	16	16	132	121
Balance end of period	(4,711)	(3,244)	(4,711)	(3,244)

Accumulated other comprehensive income/(loss):
Balance beginning of period	(348)	(655)	(396)	(502)
Other comprehensive income/(loss), net of tax	(20)	109	28	(44)
Balance end of period	(368)	(546)	(368)	(546)
Total equity attributable to Raymond James Financial, Inc.	$12,567	$12,212	$12,567	$12,212

Noncontrolling interests:
Balance beginning of period	4	6	1	(6)
Increase from acquisition of majority interest in GreensLedge Holdings LLC	40	—	40	—
All other net changes in noncontrolling interests	(1)	9	2	21
Balance end of period	43	15	43	15
Total shareholders’ equity	$12,610	$12,227	$12,610	$12,227
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
$ in millions	2026	2025
Cash flows from operating activities:
Net income	$1,107	$1,095
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	99	94
Deferred income taxes, net	112	46
Premium and discount amortization on available-for-sale securities and bank loans and net unrealized gains/losses on other investments	(3)	(1)
Provisions for credit losses and legal and regulatory matters, net	21	24
Share-based compensation expense	133	147
Unrealized gains on corporate-owned life insurance policies, net of expenses	10	31
Other	27	21
Net change in:
Collateralized agreements, net of collateralized financings	121	45
Loans (provided to) financial advisors, net of repayments	(286)	(102)
Brokerage client receivables and other receivables, net	(479)	(140)
Trading instruments, net	(62)	(69)
Derivative instruments, net	10	116
Other assets	(44)	23
Brokerage client payables and other payables	621	38
Accrued compensation, commissions and benefits	(493)	(407)
Purchases and originations of loans held for sale, net of proceeds from sales of securitizations and loans held for sale	195	(14)
Net cash provided by operating activities	1,089	947

Cash flows from investing activities:
Increase in bank loans, net	(3,572)	(2,334)
Proceeds from sales of loans held for investment	116	83
Purchases of available-for-sale securities	(409)	(300)
Available-for-sale securities maturations, repayments and redemptions	935	1,009
Proceeds from sales of available-for-sale securities	—	78
Cash paid for acquisition, net of cash acquired	(92)	—
Additions to property and equipment	(91)	(87)
Sales of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock	—	9
Other investing activities, net	(89)	(54)
Net cash used in investing activities	(3,202)	(1,596)

Cash flows from financing activities:
Increase in bank deposits	3,526	393
Repurchases of common stock and share-based awards withheld for payment of withholding tax requirements	(918)	(459)
Dividends on common and preferred stock	(221)	(211)
Employee stock purchases and exercise of stock options	23	19
Redemption of preferred stock	(81)	—
Proceeds from Federal Home Loan Bank (“FHLB”) advances	300	450
Repayments of FHLB advances	(300)	(650)
Other financing, net	(10)	(5)
Net cash provided by/(used in) financing activities	2,319	(463)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six months ended March 31,
$ in millions	2026	2025
Currency adjustment:
Effect of exchange rate changes on cash and cash equivalents, including those segregated for regulatory purposes	(29)	(149)
Net increase/(decrease) in cash and cash equivalents, including those segregated for regulatory purposes and restricted cash	177	(1,261)
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at beginning of year	14,787	14,348
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of period	$14,964	$13,087

Cash and cash equivalents	$11,219	$9,662
Cash and cash equivalents segregated for regulatory purposes and restricted cash	3,745	3,425
Total cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of period	$14,964	$13,087

Supplemental disclosures of cash flow information:
Cash paid for interest	$845	$948
Cash paid for income taxes, net	$275	$373
Cash outflows for lease liabilities	$67	$66
Non-cash right-of-use (“ROU”) assets recorded for new and modified leases	$52	$54

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2026

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

NOTE 3 – ACQUISITIONS

GreensLedge Holdings LLC

During the three months ended March 31, 2026, we completed our acquisition of a majority stake in GreensLedge Holdings LLC (“GreensLedge”), a boutique investment bank specializing in structured products advisory and placement services. The acquisition was funded using cash on hand as of the acquisition date. GreensLedge’s results of operations have been included in our Capital Markets segment prospectively beginning March 1, 2026.

The GreensLedge acquisition resulted in the addition of $129 million of goodwill and $30 million of identifiable intangible assets. The goodwill associated with this acquisition primarily represents synergies from combining GreensLedge with our existing businesses and is deductible for tax purposes over 15 years. The identifiable intangible assets primarily relate to client relationships and have a weighted-average useful life of seven years.

See Notes 2 and 10 of our 2025 Form 10-K and Note 11 of this Form 10-Q for additional information about our goodwill and identifiable intangible assets, including the related accounting policies.

Clark Capital Management Group, Inc.

On April 30, 2026, we completed our acquisition of all outstanding shares of Clark Capital Management Group, Inc. (“Clark Capital”), an asset management firm specializing in wealth-focused solutions. The acquisition was funded using cash on hand as of the acquisition date. Clark Capital will become one of our independent boutique investment managers under Raymond James Investment Management in our Asset Management segment.

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

$ in millions	Level 1	Level 2	Level 3	Netting adjustments (1)	Balance as of March 31, 2026
Assets at fair value on a recurring basis:
Trading assets:
Municipal and provincial obligations	$11	$306	$—	$—	$317
Corporate obligations	15	580	—	—	595
Government and agency obligations	40	87	—	—	127
Agency mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMOs”) and asset-backed securities (“ABS”)	—	214	—	—	214
Non-agency CMOs and ABS	—	142	—	—	142
Total debt securities	66	1,329	—	—	1,395
Equity securities	12	6	—	—	18
Brokered certificates of deposit	—	19	—	—	19
Other	—	—	2	—	2
Total trading assets	78	1,354	2	—	1,434
Available-for-sale securities (2)	423	5,979	—	—	6,402
Derivative assets:
Interest rate	12	263	—	(214)	61
Foreign exchange	—	10	—	—	10
Total derivative assets	12	273	—	(214)	71
All other investments:
Government and agency obligations (3)	86	—	—	—	86
Other	193	2	7	—	202
Total all other investments	279	2	7	—	288
Other assets – client-owned fractional shares	188	—	—	—	188
Subtotal	980	7,608	9	(214)	8,383
Other investments – private equity – measured at net asset value (“NAV”)					111
Total assets at fair value on a recurring basis	$980	$7,608	$9	$(214)	$8,494

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$4	$—	$—	$—	$4
Corporate obligations	—	469	—	—	469
Government and agency obligations	212	—	—	—	212
Total debt securities	216	469	—	—	685
Equity securities	39	1	—	—	40
Other liabilities	—	—	1	—	1
Total trading liabilities	255	470	1	—	726
Derivative liabilities – interest rate	9	272	—	(83)	198
Other payables – repurchase liabilities related to client-owned fractional shares	188	—	—	—	188
Total liabilities at fair value on a recurring basis	$452	$742	$1	$(83)	$1,112

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

$ in millions	Level 1	Level 2	Level 3	Netting adjustments (1)	Balance as of September 30, 2025
Assets at fair value on a recurring basis:
Trading assets:
Municipal and provincial obligations	$6	$403	$—	$—	$409
Corporate obligations	11	659	—	—	670
Government and agency obligations	41	108	—	—	149
Agency MBS, CMOs, and ABS	—	231	—	—	231
Non-agency CMOs and ABS	—	36	—	—	36
Total debt securities	58	1,437	—	—	1,495
Equity securities	17	3	—	—	20
Brokered certificates of deposit	—	19	—	—	19
Other	—	—	4	—	4
Total trading assets	75	1,459	4	—	1,538
Available-for-sale securities (2)	430	6,458	—	—	6,888
Derivative assets:
Interest rate	2	304	—	(239)	67
Foreign exchange	—	1	—	—	1
Total derivative assets	2	305	—	(239)	68
All other investments:
Government and agency obligations (3)	92	—	—	—	92
Other	185	1	7	—	193
Total all other investments	277	1	7	—	285
Other assets – client-owned fractional shares	171	—	—	—	171
Subtotal	955	8,223	11	(239)	8,950
Other investments – private equity – measured at NAV					105
Total assets at fair value on a recurring basis	$955	$8,223	$11	$(239)	$9,055

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$3	$—	$—	$—	$3
Corporate obligations	—	651	—	—	651
Government and agency obligations	164	—	—	—	164
Agency MBS and CMOs	—	42	—	—	42
Total debt securities	167	693	—	—	860
Equity securities	31	—	—	—	31
Total trading liabilities	198	693	—	—	891
Derivative liabilities:
Interest rate	3	306	—	(123)	186
Foreign exchange	—	2	—	—	2
Other	—	—	2	—	2
Total derivative liabilities	3	308	2	(123)	190
Other payables – repurchase liabilities related to client-owned fractional shares	171	—	—	—	171
Total liabilities at fair value on a recurring basis	$372	$1,001	$2	$(123)	$1,252

(1)Netting adjustments represent the impact of counterparty and collateral netting on our derivative balances included on our Condensed Consolidated Statements of Financial Condition. See Note 6 for additional information.
(2)Our available-for-sale securities primarily consist of agency MBS, agency CMOs, and U.S. Treasury securities (“U.S. Treasuries”). See Note 5 for further information.
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

Three months ended March 31, 2026 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading assets	Derivative assets	All other investments	Trading liabilities
$ in millions	Other	Other	Other	Other
Fair value beginning of period	$4	$—	$7	$—
Total gains/(losses) included in earnings	—	1	—	1
Purchases and contributions	25	—	—	—
Sales and distributions	(27)	(1)	—	—
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$2	$—	$7	$1
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$—	$1

Six months ended March 31, 2026 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading assets	Derivative assets	All other investments	Trading liabilities	Derivative liabilities
$ in millions	Other	Other	Other	Other	Other
Fair value beginning of period	$4	$—	$7	$—	$(2)
Total gains/(losses) included in earnings	1	2	—	1	1
Purchases and contributions	50	—	—	—	—
Sales and distributions	(53)	(2)	—	—	1
Transfers:
Into Level 3	—	—	—	—	—
Out of Level 3	—	—	—	—	—
Fair value end of period	$2	$—	$7	$1	$—
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$—	$1	$—

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Three months ended March 31, 2025 Level 3 instruments at fair value
	Financial assets			Financial liabilities
	Trading assets	Derivative assets	All other investments	Derivative liabilities
$ in millions	Other	Other	Other	Other
Fair value beginning of period	$2	$—	$7	$(2)
Total gains/(losses) included in earnings	1	6	—	2
Purchases and contributions	21	—	—	—
Sales and distributions	(23)	—	—	—
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$1	$6	$7	$—
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$8	$—	$—

Six months ended March 31, 2025 Level 3 instruments at fair value
	Financial assets
	Trading assets	Derivative assets	All other investments
$ in millions	Other	Other	Other
Fair value beginning of period	$3	$4	$7
Total gains/(losses) included in earnings	1	2	—
Purchases and contributions	39	—	—
Sales and distributions	(42)	—	—
Transfers:
Into Level 3	—	—	—
Out of Level 3	—	—	—
Fair value end of period	$1	$6	$7
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$2	$—

As of March 31, 2026, 9% of our assets and 1% of our liabilities were measured at fair value on a recurring basis. As of September 30, 2025, 10% of our assets and 2% of our liabilities were measured at fair value on a recurring basis. As of both March 31, 2026 and September 30, 2025, Level 3 assets represented less than 1% of our assets measured at fair value on a recurring basis.

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

Our private equity portfolio as of March 31, 2026 primarily included investments in third-party funds, including growth equity, venture capital, and mezzanine lending fund investments. Our investments cannot be redeemed directly with the funds. Our investments are monetized through the liquidation of underlying assets of fund investments, the timing of which is uncertain.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table presents the recorded value and unfunded commitments related to our private equity investments portfolio.

$ in millions	Recorded value	Unfunded commitment
March 31, 2026
Private equity investments measured at NAV	$111	$36
Private equity investments not measured at NAV	7
Total private equity investments	$118

September 30, 2025
Private equity investments measured at NAV	$105	$38
Private equity investments not measured at NAV	7
Total private equity investments	$112

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

$ in millions	Level 2	Level 3	Total fair value	Valuation technique(s)	Unobservable input	Range (weighted-average)
March 31, 2026
Bank loans:
Residential mortgage loans	$4	$7	$11	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.6 yrs.)
Corporate loans	$—	$155	$155	Collateral or discounted cash flow (1)	Recovery rate	55% - 87% (74%)
Loans held for sale	$5	$—	$5	N/A (2)	N/A	N/A

September 30, 2025
Bank loans:
Residential mortgage loans	$5	$7	$12	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.5 yrs.)
Corporate loans	$—	$179	$179	Collateral or discounted cash flow (1)	Recovery rate	24% - 96% (76%)
Loans held for sale	$31	$—	$31	N/A	N/A	N/A

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

Financial instruments not recorded at fair value

Many, but not all, of the financial instruments we hold were recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The following table presents the estimated fair value and fair value hierarchy of financial assets and liabilities that are not recorded at fair value on the Condensed Consolidated Statements of Financial Condition at March 31, 2026 and September 30, 2025. This table excludes financial instruments that are carried at amounts which approximate fair value. See Note 3 of our 2025 Form 10-K for a discussion of our financial instruments that are not recorded at fair value.

$ in millions	Level 2	Level 3	Total estimated fair value	Carrying amount
March 31, 2026
Financial assets:
Bank loans, net	$193	$54,173	$54,366	$54,662
Financial liabilities:
Bank deposits - certificates of deposit	$2,320	$—	$2,320	$2,320
Senior notes payable	$3,187	$—	$3,187	$3,521

September 30, 2025
Financial assets:
Bank loans, net	$386	$50,362	$50,748	$51,345
Financial liabilities:
Bank deposits - certificates of deposit	$1,943	$—	$1,943	$1,937
Senior notes payable	$3,299	$—	$3,299	$3,520

NOTE 5 – AVAILABLE-FOR-SALE SECURITIES

The following table details the amortized costs and fair values of our available-for-sale securities. See Note 2 of our 2025 Form 10-K for a discussion of our accounting policies applicable to our available-for-sale securities. See Note 4 of this Form 10-Q for additional information regarding the fair value of available-for-sale securities.

$ in millions	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2026
Agency residential MBS	$3,322	$2	$(239)	$3,085
Agency commercial MBS	1,055	—	(71)	984
Agency CMOs	1,393	1	(140)	1,254
U.S. Treasuries	422	1	—	423
Other agency obligations	153	—	(1)	152
Non-agency residential MBS	450	—	(31)	419
Corporate bonds	69	1	—	70
Other	16	—	(1)	15
Total available-for-sale securities	$6,880	$5	$(483)	$6,402

September 30, 2025
Agency residential MBS	$3,531	$3	$(265)	$3,269
Agency commercial MBS	1,223	—	(85)	1,138
Agency CMOs	1,421	3	(147)	1,277
U.S. Treasuries	429	1	—	430
Other agency obligations	229	—	(2)	227
Non-agency residential MBS	484	1	(32)	453
Corporate bonds	79	1	(1)	79
Other	14	1	—	15
Total available-for-sale securities	$7,410	$10	$(532)	$6,888

The amortized costs and fair values in the preceding table exclude $17 million and $18 million of accrued interest on available-for-sale securities as of March 31, 2026 and September 30, 2025, respectively, which was included in “Other receivables, net” on our Condensed Consolidated Statements of Financial Condition.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

See Note 7 for additional information regarding available-for-sale securities pledged with the FHLB and Federal Reserve Bank (“FRB”).

The following table details the contractual maturities, amortized costs, fair values and current yields for our available-for-sale securities.  Weighted-average yields are calculated on a taxable-equivalent basis based on estimated annual income divided by the average amortized cost of these securities. Since our MBS and CMO available-for-sale securities are backed by mortgages, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. As a result, the weighted-average life of our available-for-sale securities portfolio, after factoring in estimated prepayments, was approximately 3.9 years as of March 31, 2026.

	March 31, 2026
$ in millions	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency residential MBS
Amortized cost	$1	$343	$1,620	$1,358	$3,322
Fair value	$1	$325	$1,492	$1,267	$3,085
Weighted-average yield	2.21%	1.21%	1.32%	3.07%	2.02%
Agency commercial MBS
Amortized cost	$200	$802	$9	$44	$1,055
Fair value	$198	$742	$8	$36	$984
Weighted-average yield	1.62%	1.30%	1.16%	1.86%	1.38%
Agency CMOs
Amortized cost	$—	$—	$31	$1,362	$1,393
Fair value	$—	$—	$29	$1,225	$1,254
Weighted-average yield	—%	—%	1.47%	2.41%	2.39%
U.S. Treasuries
Amortized cost	$244	$178	$—	$—	$422
Fair value	$245	$178	$—	$—	$423
Weighted-average yield	3.93%	3.85%	—%	—%	3.90%
Other agency obligations
Amortized cost	$32	$113	$—	$8	$153
Fair value	$33	$112	$—	$7	$152
Weighted-average yield	3.10%	3.45%	—%	3.07%	3.36%
Non-agency residential MBS
Amortized cost	$—	$—	$—	$450	$450
Fair value	$—	$—	$—	$419	$419
Weighted-average yield	—%	—%	—%	4.03%	4.03%
Corporate bonds
Amortized cost	$8	$44	$17	$—	$69
Fair value	$8	$45	$17	$—	$70
Weighted-average yield	5.25%	4.69%	4.99%	—%	4.83%
Other
Amortized cost	$—	$—	$6	$10	$16
Fair value	$—	$—	$5	$10	$15
Weighted-average yield	—%	—%	6.78%	6.40%	6.53%
Total available-for-sale securities
Amortized cost	$485	$1,480	$1,683	$3,232	$6,880
Fair value	$485	$1,402	$1,551	$2,964	$6,402
Weighted-average yield	2.94%	1.85%	1.37%	2.91%	2.31%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table details the gross unrealized losses and fair values of securities that were in a loss position at the reporting period end, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
$ in millions	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
March 31, 2026
Agency residential MBS	$200	$(1)	$2,690	$(238)	$2,890	$(239)
Agency commercial MBS	5	—	976	(71)	981	(71)
Agency CMOs	156	(1)	908	(139)	1,064	(140)
U.S. Treasuries	50	—	8	—	58	—
Other agency obligations	43	—	109	(1)	152	(1)
Non-agency residential MBS	19	—	366	(31)	385	(31)
Corporate bonds	5	—	13	—	18	—
Other	1	—	4	(1)	5	(1)
Total	$479	$(2)	$5,074	$(481)	$5,553	$(483)

September 30, 2025
Agency residential MBS	$23	$—	$2,994	$(265)	$3,017	$(265)
Agency commercial MBS	—	—	1,129	(85)	1,129	(85)
Agency CMOs	2	—	978	(147)	980	(147)
U.S. Treasuries	215	—	9	—	224	—
Other agency obligations	—	—	227	(2)	227	(2)
Non-agency residential MBS	—	—	380	(32)	380	(32)
Corporate bonds	—	—	15	(1)	15	(1)
Other	1	—	5	—	6	—
Total	$241	$—	$5,737	$(532)	$5,978	$(532)

At March 31, 2026, of the 789 available-for-sale securities in an unrealized loss position, 47 were in a continuous unrealized loss position for less than 12 months and 742 securities were in a continuous unrealized loss position for greater than 12 months.

During the three and six months ended March 31, 2026 and three months ended March 31, 2025, there were no sales of available-for-sale securities. During the six months ended March 31, 2025, we received proceeds of $78 million from sales of available-for-sale securities resulting in $2 million of losses. Such losses were reclassified from accumulated other comprehensive income/loss (“AOCI”) to “Other” revenue on the Condensed Consolidated Statements of Income and Comprehensive Income during the six months ended March 31, 2025.

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

	March 31, 2026			September 30, 2025
$ in millions	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate (1)	$275	$281	$20,547	$306	$309	$20,446
Foreign exchange	3	—	525	—	2	539
Other	—	—	973	—	2	1,096
Subtotal	278	281	22,045	306	313	22,081
Derivatives designated as hedging instruments
Interest rate	—	—	400	—	—	850
Foreign exchange	7	—	1,258	1	—	1,242
Subtotal	7	—	1,658	1	—	2,092
Total gross fair value/notional amount	285	281	$23,703	307	313	$24,173
Offset on the Condensed Consolidated Statements of Financial Condition
Counterparty netting	(61)	(61)		(92)	(92)
Cash collateral netting	(153)	(22)		(147)	(31)
Total amounts offset	(214)	(83)		(239)	(123)
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	$71	$198		$68	$190
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
Financial instruments	(1)	—		(1)	—
Total	$70	$198		$67	$190

(1)Included to-be-announced security contracts that are accounted for as derivatives.

The following table details the gains/(losses) included in AOCI, net of income taxes, on derivatives designated as hedging instruments. These amounts do not include any offsetting gains/(losses) on the related hedged item. These gains/(losses) included any amounts reclassified from AOCI to net income during the period. See Note 18 for additional information.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2026	2025	2026	2025
Interest rate (cash flow hedges)	$—	$(5)	$(2)	$1
Foreign exchange (net investment hedges)	16	3	6	60
Total gains/(losses) included in AOCI, net of taxes	$16	$(2)	$4	$61

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for each of the three and six months ended March 31, 2026 and 2025. We expect to reclassify $6 million of interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is two years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table details the gains/(losses) on derivatives not designated as hedging instruments recognized on the Condensed Consolidated Statements of Income and Comprehensive Income. These amounts do not include any offsetting gains/(losses) on the related hedged item.

$ in millions		Three months ended March 31,		Six months ended March 31,
	Location of gains/(losses)	2026	2025	2026	2025
Interest rate	Principal transactions/other revenue	$3	$4	$6	$7
Foreign exchange (1)	Principal transactions/other revenue	$9	$(13)	$8	$48
Other	Principal transactions	$1	$8	$3	$2

(1)The impacts included in our Condensed Consolidated Statements of Income and Comprehensive Income of these amounts net of the gains/(losses) on the related hedged item were net gains of $1 million and $2 million for the three months ended March 31, 2026 and 2025, respectively, and net gains of $3 million and $4 million for the six months ended March 31, 2026 and 2025, respectively.

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

Derivatives with credit-risk-related contingent features

Certain of our derivative contracts contain provisions that require our debt to maintain an investment-grade rating from one or more of the major credit rating agencies or contain provisions related to default on certain of our outstanding debt. If our debt were to fall below investment-grade or we were to default on certain of our outstanding debt, the counterparties to the derivative instruments could terminate the derivative and request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position was not significant at either March 31, 2026 or September 30, 2025.

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

	Collateralized agreements			Collateralized financings
$ in millions	Reverse repurchase agreements	Securities borrowed	Total	Repurchase agreements	Securities loaned	Total
March 31, 2026
Gross amounts of recognized assets/liabilities	$272	$336	$608	$361	$781	$1,142
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts included in the Condensed Consolidated Statements of Financial Condition	272	336	608	361	781	1,142
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(272)	(336)	(608)	(361)	(781)	(1,142)
Net amounts	$—	$—	$—	$—	$—	$—

September 30, 2025
Gross amounts of recognized assets/liabilities	$302	$396	$698	$325	$786	$1,111
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts included in the Condensed Consolidated Statements of Financial Condition	302	396	698	325	786	1,111
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(302)	(372)	(674)	(325)	(768)	(1,093)
Net amounts	$—	$24	$24	$—	$18	$18

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

$ in millions	March 31, 2026	September 30, 2025
Repurchase agreements:
Government and agency obligations	$157	$125
Agency MBS and agency CMOs	204	200
Total repurchase agreements	$361	$325
Securities loaned:
Equity securities	781	786
Total collateralized financings	$1,142	$1,111

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

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

$ in millions	March 31, 2026	September 30, 2025
Collateral we received that was available to be delivered or repledged	$4,347	$4,003
Collateral that we delivered or repledged	$2,025	$2,080

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

$ in millions	March 31, 2026	September 30, 2025
Had the right to deliver or repledge	$1,381	$1,265
Did not have the right to deliver or repledge	$66	$66

We pledge certain of our bank loans and available-for-sale securities at the FHLB and FRB as security for the repayment of certain borrowings, to secure capacity for additional borrowings as needed, and to participate in certain deposit programs. The FHLB and the FRB do not have the ability to sell or repledge such loans and securities. For additional information regarding our outstanding FHLB advances see Note 15. The following table presents information about our assets that have been pledged at the FHLB or FRB.

$ in millions	March 31, 2026	September 30, 2025
Assets pledged at the FHLB or FRB:
Available-for-sale securities	$2,216	$2,435
Bank loans	33,602	31,014
Total assets pledged at the FHLB or FRB	$35,818	$33,449

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

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

The following table presents the balances for held for investment loans by portfolio segment and held for sale loans.

$ in millions	March 31, 2026	September 30, 2025
SBL	$23,007	$19,775
C&I loans	10,489	10,777
CRE loans	7,972	7,840
REIT loans	1,695	1,690
Residential mortgage loans	10,789	10,295
Tax-exempt loans	1,123	1,226
Total loans held for investment	55,075	51,603
Held for sale loans	198	416
Total loans held for sale and investment	55,273	52,019
Allowance for credit losses	(440)	(452)
Bank loans, net	$54,833	$51,567

ACL as a % of total loans held for investment	0.80%	0.88%
Accrued interest receivable on bank loans (included in “Other receivables, net”)	$211	$216

See Note 7 for additional information regarding bank loans pledged with the FHLB and FRB.

Held for sale loans

We originated or purchased $717 million and $1.21 billion of loans held for sale during the three and six months ended March 31, 2026, respectively, and $1.01 billion and $1.72 billion during the three and six months ended March 31, 2025, respectively. The majority of these loans were purchases of the guaranteed portions of Small Business Administration (“SBA”) loans that were initially classified as loans held for sale upon purchase and subsequently transferred to trading instruments once they had been securitized into pools. Proceeds from the sales of these loans held for sale and not securitized amounted to $122 million and $299 million during the three and six months ended March 31, 2026, respectively, and $497 million and $662 million during the three and six months ended March 31, 2025, respectively. Net gains resulting from such sales were insignificant for each of the three and six months ended March 31, 2026 and 2025.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Purchases and sales of loans held for investment

The following table presents purchases and sales of loans held for investment by portfolio segment.

$ in millions	C&I loans	CRE loans	Residential mortgage loans	Total
Three months ended March 31, 2026
Purchases	$123	$—	$2	$125
Sales	$20	$—	$—	$20
Six months ended March 31, 2026
Purchases	$288	$—	$16	$304
Sales	$104	$—	$—	$104
Three months ended March 31, 2025
Purchases	$404	$—	$67	$471
Sales	$29	$13	$—	$42
Six months ended March 31, 2025
Purchases	$646	$—	$132	$778
Sales	$77	$13	$—	$90

Sales in the preceding table represent the recorded investment (i.e., net of charge-offs and discounts or premiums) of loans held for investment that were transferred to loans held for sale and subsequently sold to a third party during the respective period. As more fully described in Note 2 of our 2025 Form 10-K, corporate loan sales generally occur as part of our credit management activities.

Past due, nonaccrual, and modified loans

The following table presents information on delinquency status of our loans held for investment.

$ in millions	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual with allowance	Nonaccrual with no allowance	Current and accruing	Total loans held for investment
March 31, 2026
SBL	$6	$—	$6	$—	$—	$23,001	$23,007
C&I loans	—	—	—	31	19	10,439	10,489
CRE loans	—	—	—	113	8	7,851	7,972
REIT loans	—	—	—	—	—	1,695	1,695
Residential mortgage loans	2	—	2	—	11	10,776	10,789
Tax-exempt loans	—	—	—	—	—	1,123	1,123
Total loans held for investment	$8	$—	$8	$144	$38	$54,885	$55,075

September 30, 2025
SBL	$1	$—	$1	$—	$—	$19,774	$19,775
C&I loans	1	—	1	39	5	10,732	10,777
CRE loans	—	—	—	101	9	7,730	7,840
REIT loans	—	—	—	19	—	1,671	1,690
Residential mortgage loans	5	—	5	—	13	10,277	10,295
Tax-exempt loans	—	—	—	—	—	1,226	1,226
Total loans held for investment	$7	$—	$7	$159	$27	$51,410	$51,603

The preceding table included $75 million and $109 million at March 31, 2026 and September 30, 2025, respectively, of nonaccrual loans which were current pursuant to their contractual terms.

As more fully described in Note 2 of our 2025 Form 10-K, in the normal course of business, we may modify the original terms of a loan agreement to a borrower experiencing financial difficulty, which may include a borrower in default, financial distress, bankruptcy or other circumstances. Loans to borrowers experiencing financial difficulty modified during each of the three and six months ended March 31, 2026 and 2025 were not significant.

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

$ in millions	Nature of collateral	March 31, 2026	September 30, 2025
C&I loans	Commercial real estate and other business assets	$17	$13
CRE loans (1)	Office, hospitality, industrial, multi-family residential, and medical office real estate	$278	$165
REIT loans (1)	Office real estate	$—	$113
Residential mortgage loans	Single family homes	$4	$9

(1) During the six months ended March 31, 2026, a certain loan was reassigned from the REIT loan portfolio to the CRE loan portfolio based on changes in the loan characteristics during the period.

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

	As of and for the six months ended March 31, 2026
	Loans by origination fiscal year
$ in millions	2026	2025	2024	2023	2022	Prior	Revolving loans	Total
SBL
Risk rating:
Pass	$8	$15	$57	$156	$24	$72	$22,621	$22,953
Special mention (1)	—	—	—	—	—	—	54	54
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total SBL	$8	$15	$57	$156	$24	$72	$22,675	$23,007
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

C&I loans
Risk rating:
Pass	$336	$617	$838	$330	$956	$4,028	$3,292	$10,397
Special mention	—	2	—	12	1	—	10	25
Substandard	—	—	1	—	—	43	13	57
Doubtful	—	—	—	—	—	9	1	10
Total C&I loans	$336	$619	$839	$342	$957	$4,080	$3,316	$10,489
Gross charge-offs	$—	$1	$—	$—	$—	$—	$—	$1

CRE loans
Risk rating:
Pass	$705	$1,480	$633	$812	$1,390	$1,788	$729	$7,537
Special mention	—	—	4	26	114	—	—	144
Substandard	—	—	—	51	74	143	—	268
Doubtful	—	—	—	—	—	23	—	23
Total CRE loans	$705	$1,480	$637	$889	$1,578	$1,954	$729	$7,972
Gross charge offs	$—	$—	$—	$—	$12	$2	$—	$14

REIT loans
Risk rating:
Pass	$105	$324	$68	$146	$58	$297	$697	$1,695
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$105	$324	$68	$146	$58	$297	$697	$1,695
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage loans
Risk rating:
Pass	$1,066	$1,729	$1,113	$1,367	$2,419	$3,031	$38	$10,763
Special mention	—	—	1	1	3	5	—	10
Substandard	—	—	—	1	5	10	—	16
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$1,066	$1,729	$1,114	$1,369	$2,427	$3,046	$38	$10,789
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Tax-exempt loans
Risk rating:
Pass	$55	$49	$—	$57	$194	$768	$—	$1,123
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$55	$49	$—	$57	$194	$768	$—	$1,123
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

(1)As of March 31, 2026, this balance related to a loan which was collateralized by private securities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

	As of and for the year ended September 30, 2025
	Loans by origination fiscal year
$ in millions	2025	2024	2023	2022	2021	Prior	Revolving loans	Total
SBL
Risk rating:
Pass	$21	$62	$30	$20	$29	$43	$19,485	$19,690
Special mention (1)	—	—	—	—	—	—	85	85
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total SBL	$21	$62	$30	$20	$29	$43	$19,570	$19,775
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

C&I loans
Risk rating:
Pass	$746	$743	$366	$1,016	$849	$3,495	$3,455	$10,670
Special mention	—	—	16	1	—	—	3	20
Substandard	—	1	—	—	2	64	20	87
Doubtful	—	—	—	—	—	—	—	—
Total C&I loans	$746	$744	$382	$1,017	$851	$3,559	$3,478	$10,777
Gross charge-offs	$—	$—	$—	$—	$—	$32	$1	$33

CRE loans
Risk rating:
Pass	$1,333	$789	$1,023	$1,698	$599	$1,473	$612	$7,527
Special mention	—	—	25	90	—	7	—	122
Substandard	—	—	27	86	—	55	—	168
Doubtful	—	—	—	—	—	23	—	23
Total CRE loans	$1,333	$789	$1,075	$1,874	$599	$1,558	$612	$7,840
Gross charge-offs	$—	$—	$—	$—	$—	$11	$1	$12

REIT loans
Risk rating:
Pass	$289	$128	$158	$59	$113	$241	$570	$1,558
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	19	—	113	—	—	132
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$289	$128	$177	$59	$226	$241	$570	$1,690
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage loans
Risk rating:
Pass	$1,810	$1,206	$1,465	$2,511	$1,389	$1,849	$42	$10,272
Special mention	—	—	—	1	1	3	—	5
Substandard	—	—	—	6	—	12	—	18
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$1,810	$1,206	$1,465	$2,518	$1,390	$1,864	$42	$10,295
Gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$1

Tax-exempt loans
Risk rating:
Pass	$49	$62	$57	$215	$144	$699	$—	$1,226
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$49	$62	$57	$215	$144	$699	$—	$1,226
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

(1)As of September 30, 2025, this balance related to a loan which was collateralized by private securities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

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

	March 31, 2026
	Loans by origination fiscal year
$ in millions	2026	2025	2024	2023	2022	Prior	Revolving loans	Total
FICO score:
Below 600	$2	$5	$4	$11	$16	$24	$—	$62
600 - 699	64	74	57	60	90	120	3	468
700 - 799	791	1,364	698	762	1,366	1,657	28	6,666
800 +	208	286	353	536	955	1,242	7	3,587
FICO score not available	1	—	2	—	—	3	—	6
Total	$1,066	$1,729	$1,114	$1,369	$2,427	$3,046	$38	$10,789

LTV ratio:
Below 80%	$708	$1,212	$804	$968	$1,864	$2,364	$37	$7,957
80%+	358	517	310	401	563	682	1	2,832
Total	$1,066	$1,729	$1,114	$1,369	$2,427	$3,046	$38	$10,789

	September 30, 2025
	Loans by origination fiscal year
$ in millions	2025	2024	2023	2022	2021	Prior	Revolving loans	Total
FICO score:
Below 600	$5	$5	$11	$17	$7	$18	$—	$63
600 - 699	74	60	66	96	43	90	5	434
700 - 799	1,424	747	815	1,419	744	1,026	29	6,204
800 +	306	392	572	986	594	727	8	3,585
FICO score not available	1	2	1	—	2	3	—	9
Total	$1,810	$1,206	$1,465	$2,518	$1,390	$1,864	$42	$10,295

LTV ratio:
Below 80%	$1,271	$874	$1,037	$1,926	$1,100	$1,432	$41	$7,681
80%+	539	332	428	592	290	432	1	2,614
Total	$1,810	$1,206	$1,465	$2,518	$1,390	$1,864	$42	$10,295

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Allowance for credit losses

The following table presents changes in the allowance for credit losses on held for investment bank loans by portfolio segment.

$ in millions	SBL	C&I loans	CRE loans (1)	REIT loans (1)	Residential mortgage loans	Tax-exempt loans	Total
Three months ended March 31, 2026
Balance at beginning of period	$7	$146	$176	$48	$62	$1	$440
Provision/(benefit) for credit losses	(1)	(2)	36	(29)	1	—	5
Net (charge-offs)/recoveries:
Charge-offs	—	—	(6)	—	—	—	(6)
Recoveries	—	—	—	—	1	—	1
Net (charge-offs)/recoveries	—	—	(6)	—	1	—	(5)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of period	$6	$144	$206	$19	$64	$1	$440

Six months ended March 31, 2026
Balance at beginning of period	$8	$148	$182	$52	$61	$1	$452
Provision/(benefit) for credit losses	(2)	(3)	38	(33)	2	—	2
Net (charge-offs)/recoveries:
Charge-offs	—	(1)	(14)	—	—	—	(15)
Recoveries	—	—	—	—	1	—	1
Net (charge-offs)/recoveries	—	(1)	(14)	—	1	—	(14)
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Balance at end of period	$6	$144	$206	$19	$64	$1	$440

ACL by loan portfolio segment as a % of total ACL	1.4%	32.8%	46.8%	4.3%	14.5%	0.2%	100.0%

Three months ended March 31, 2025
Balance at beginning of period	$5	$176	$177	$27	$65	$2	$452
Provision/(benefit) for credit losses	2	4	11	5	(5)	(1)	16
Net (charge-offs)/recoveries:
Charge-offs	—	(9)	(8)	—	—	—	(17)
Recoveries	—	1	1	—	—	—	2
Net (charge-offs)/recoveries	—	(8)	(7)	—	—	—	(15)
Foreign exchange translation adjustment		(1)	—	—	—	—	(1)
Balance at end of period	$7	$171	$181	$32	$60	$1	$452

Six months ended March 31, 2025
Balance at beginning of period	$6	$173	$188	$23	$65	$2	$457
Provision/(benefit) for credit losses	1	11	1	9	(5)	(1)	16
Net (charge-offs)/recoveries:
Charge-offs	—	(13)	(8)	—	—		(21)
Recoveries	—	1	1	—	—		2
Net charge-offs	—	(12)	(7)	—	—	—	(19)
Foreign exchange translation adjustment	—	(1)	(1)	—	—		(2)
Balance at end of period	$7	$171	$181	$32	$60	$1	$452

ACL by loan portfolio segment as a % of total ACL	1.5%	37.9%	40.0%	7.1%	13.3%	0.2%	100.0%

(1) During the three and six months ended March 31, 2026, a certain loan was reassigned from the REIT loan portfolio to the CRE loan portfolio based on changes in the loan characteristics during the period.

The allowance for credit losses on held for investment bank loans remained flat during the three months ended March 31, 2026, primarily resulting from a $5 million bank loan provision for credit losses, offset by net charge-offs. The allowance for credit losses on held for investment bank loans decreased $12 million during the six months ended March 31, 2026, primarily resulting from net charge-offs during the period, partially offset by a $2 million bank loan provision for credit losses. The bank loan provision for credit losses for the three months ended March 31, 2026 primarily reflected the impacts of a weakened economic outlook towards the end of the period, specific reserves on certain CRE loans, and loan downgrades primarily related to our CRE and C&I loan portfolios, partially offset by net paydowns of certain loans in our corporate loan portfolio. The bank loan provision for credit losses for the six months ended March 31, 2026, primarily reflected the impacts of specific reserves

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

and loan downgrades in our CRE and C&I loan portfolios, partially offset by net paydowns of certain loans in our corporate loan portfolio.

The allowance for credit losses on unfunded lending commitments, which is included in “Other payables” on our Condensed Consolidated Statements of Financial Condition, was $23 million as of March 31, 2026 and $24 million at both December 31, 2025 and September 30, 2025.

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

$ in millions	March 31, 2026	September 30, 2025
Affiliated with the firm as of period-end (1)	$1,932	$1,658
No longer affiliated with the firm as of period-end (2)	7	7
Total loans to financial advisors	1,939	1,665
Allowance for credit losses	(45)	(39)
Loans to financial advisors, net	$1,894	$1,626
Accrued interest receivable on loans to financial advisors (included in “Other receivables, net”)	$16	$12
Allowance for credit losses as a percent of total loans to financial advisors	2.32%	2.34%

(1)These loans were predominantly current.
(2)These loans were on nonaccrual status and predominantly past due for a period of 180 days or more.

The increase in the allowance for credit losses as of March 31, 2026 compared with September 30, 2025 was primarily due to loan growth.

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

$ in millions	Aggregate assets	Aggregate liabilities
March 31, 2026
LIHTC funds	$81	$20
Restricted Stock Trust Fund	31	31
Total	$112	$51

September 30, 2025
LIHTC funds	$74	$20
Restricted Stock Trust Fund	19	19
Total	$93	$39

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table presents information about the carrying value of the assets and liabilities of the VIEs which we consolidate and which are included on our Condensed Consolidated Statements of Financial Condition. Intercompany balances are eliminated in consolidation and are not reflected in the following table.

$ in millions	March 31, 2026	September 30, 2025
Assets:
Cash and cash equivalents and assets segregated for regulatory purposes and restricted cash	$23	$19
Other assets	58	55
Total assets	$81	$74
Liabilities:
Other payables	$13	$13
Total liabilities	$13	$13
Noncontrolling interests	$4	$1

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

	March 31, 2026			September 30, 2025
$ in millions	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
LIHTC funds	$10,626	$3,198	$57	$9,680	$3,031	$133
Private Equity Interests	3,113	923	111	3,043	948	105
Other	813	235	139	596	217	115
Total	$14,552	$4,356	$307	$13,319	$4,196	$353

NOTE 11 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

Our goodwill and identifiable intangible assets result from various acquisitions. During the six months ended March 31, 2026, we acquired GreensLedge, which resulted in an increase in our goodwill and identifiable intangible assets. See Note 3 for additional information on this acquisition and the related goodwill and identifiable intangibles assets. See Notes 2 and 10 of our 2025 Form 10-K for additional information about our goodwill and intangible assets, including the related accounting policies.

We perform goodwill and indefinite-lived intangible asset impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value or indicate that the asset is impaired.  We performed our latest annual impairment testing for our goodwill and indefinite-lived intangible assets as of our January 1, 2026 evaluation date, evaluating balances as of December 31, 2025. In that testing, we performed a qualitative impairment assessment for each of our reporting units that had goodwill, as well as for our indefinite-lived intangible assets.

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

$ in millions	March 31, 2026	September 30, 2025
Investments in corporate-owned life insurance policies	$1,610	$1,575
Property and equipment, net	683	670
ROU lease assets	597	583
Prepaid expenses	241	218
Investments in FHLB and FRB stock	103	103
Client-owned fractional shares	188	171
All other	273	195
Total other assets	$3,695	$3,515

See Note 12 of our 2025 Form 10-K for additional information regarding our property and equipment and Note 13 of this Form 10-Q and Note 13 of our 2025 Form 10-K for additional information regarding our leases.

NOTE 13 – LEASES

The following table presents the balances related to our leases on our Condensed Consolidated Statements of Financial Condition. See Notes 2 and 13 of our 2025 Form 10-K for additional information related to our leases, including a discussion of our accounting policies.

$ in millions	March 31, 2026	September 30, 2025
ROU lease assets (included in “Other assets”)	$597	$583
Lease liabilities (included in “Other payables”)	$552	$538

Lease liabilities as of March 31, 2026 excluded $98 million of minimum lease payments related to lease arrangements that were legally binding but had not yet commenced. These leases are estimated to commence later in fiscal year 2026 through fiscal year 2027 with lease terms ranging from 3 to 11 years.

Lease expense

The following table details the components of lease expense, which is included in “Occupancy and equipment” expense on our Condensed Consolidated Statements of Income and Comprehensive Income.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2026	2025	2026	2025
Lease costs	$39	$37	$76	$73
Variable lease costs	$6	$7	$15	$13
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

	March 31, 2026		September 30, 2025
$ in millions	Balance	Weighted-average rate	Balance	Weighted-average rate
Money market and savings accounts	$37,532	1.30%	$33,881	1.60%
Interest-bearing demand deposits	22,032	3.38%	22,532	3.86%
Certificates of deposit	2,320	3.90%	1,937	4.21%
Non-interest-bearing demand deposits	539	—	547	—
Total bank deposits	$62,423	2.14%	$58,897	2.56%

Total bank deposits included $29.83 billion and $26.56 billion as of March 31, 2026 and September 30, 2025, respectively, of cash balances which were swept to our Bank segment from the client investment accounts maintained at Raymond James & Associates, Inc. (“RJ&A”). Such deposits are held in Federal Deposit Insurance Corporation (“FDIC”)-insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”), and substantially all of these deposits were included in money market and savings accounts in the preceding table. Interest-bearing demand deposits in the preceding table included $12.49 billion and $13.47 billion of deposits as of March 31, 2026 and September 30, 2025, respectively, associated with our Enhanced Savings Program (“ESP”), in which clients, substantially all within our Private Client Group, deposit cash in a high-yield Raymond James Bank account.

The following table details the amount of total bank deposits (which excluded affiliate deposits) that are FDIC-insured, as well as the amount that exceeded the FDIC insurance limit at each respective period end.

$ in millions	March 31, 2026	September 30, 2025
FDIC-insured bank deposits	$52,188	$49,117
Bank deposits exceeding FDIC insurance limit (1) (2)	10,235	9,780
Total bank deposits	$62,423	$58,897
FDIC-insured bank deposits as a % of total bank deposits	84%	83%

(1)Bank deposits that exceeded the FDIC insurance limit were calculated in accordance with applicable regulatory reporting requirements.
(2)Excluded affiliate deposits exceeding the FDIC insurance limit of $1.50 billion and $1.24 billion as of March 31, 2026 and September 30, 2025, respectively.

The following table sets forth the amount of certificates of deposit that exceeded the FDIC insurance limit, categorized by the time remaining until maturity, as of March 31, 2026.

$ in millions	March 31, 2026
Three months or less	$70
Over three through six months	51
Over six through twelve months	21
Over twelve months	278
Total certificates of deposit that exceeded the FDIC insurance limit (1)	$420

(1)Total certificates of deposit that exceeded the FDIC insurance limit were calculated in accordance with applicable regulatory reporting requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The maturities by fiscal year of our certificates of deposit as of March 31, 2026 are presented in the following table.

$ in millions
Remainder of 2026	$1,140
2027	635
2028	408
2029	62
2030	50
Thereafter	25
Total certificates of deposit	$2,320

Interest expense on deposits, excluding interest expense related to affiliate deposits, is summarized in the following table.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2026	2025	2026	2025
Money market and savings accounts	$115	$140	$242	$304
Interest-bearing demand deposits	182	206	385	434
Certificates of deposit	22	24	42	52
Total interest expense on deposits	$319	$370	$669	$790

During the six months ended March 31, 2026 and 2025, we used an interest rate swap to manage the risk of increases in interest rates associated with certain money market and savings accounts by converting the balances subject to variable interest rates to a fixed interest rate. This interest rate swap matured during the three months ended March 31, 2026 and was not renewed. See Note 2 of our 2025 Form 10-K for information regarding this interest rate swap, which was designated and accounted for as a cash flow hedge.

NOTE 15 – OTHER BORROWINGS

The following table details the components of our other borrowings.

	March 31, 2026			September 30, 2025
$ in millions	Weighted-average interest rate	Maturity date	Balance	Weighted-average interest rate	Maturity date	Balance
FHLB advances:
Floating rate - term	3.91%	June 2026 - September 2027	$400	4.44%	December 2025 - December 2026	$500
Fixed rate	3.99%	December 2027 - December 2028	300	4.10%	December 2028	200
Total FHLB advances			$700			$700

FHLB advances

We have entered into advances from the FHLB at our Bank segment, which are secured by certain of our bank loans and available-for-sale securities. The interest rates on our floating-rate advances are based on a Secured Overnight Financing Rate (“SOFR”) and reset daily. We use interest rate swaps to manage the risk of increases in interest rates associated with our floating-rate FHLB advances by converting the balances subject to variable interest rates to a fixed interest rate. See Note 2 of our 2025 Form 10-K and Note 6 of this Form 10-Q for information regarding these interest rate swaps, which have been designated and accounted for as cash flow hedges. See Note 7 of this Form 10-Q for additional information regarding bank loans and available-for-sale securities pledged with the FHLB as security for our FHLB borrowings.

Credit Facility

RJF and RJ&A are parties to a revolving credit facility agreement (the “Credit Facility”), a committed unsecured line of credit under which both RJ&A or RJF have the ability to borrow. The Credit Facility has a term through September 2030 and provides for maximum borrowings of up to $1 billion. The interest rates on borrowings under the Credit Facility are variable and based on SOFR, as adjusted for RJF’s credit rating. There were no borrowings outstanding on the Credit Facility as of March 31, 2026 or September 30, 2025. There is a facility fee associated with the Credit Facility, which also varies with RJF’s credit rating (the “Variable Rate Facility Fee”). Based upon RJF’s credit rating as of March 31, 2026, the Variable Rate Facility Fee, which is applied to the committed amount, was 0.125% per annum.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Other

In addition to the Credit Facility, we maintain various secured and unsecured lines of credit, which are generally utilized to finance certain fixed income trading instruments or for cash management purposes. Borrowings during the period were generally day-to-day and there were no borrowings outstanding on these arrangements as of March 31, 2026 or September 30, 2025. The interest rates for these arrangements are variable and are based on a daily bank quoted rate, which may reference SOFR, the federal funds rate, a lender’s prime rate, the Canadian prime rate or another commercially available rate, as applicable.

A portion of our fixed income transactions are cleared through a third-party clearing organization, which provides financing for the purchase of trading instruments to support such transactions. The amount of financing is based on the amount of trading inventory financed, as well as any deposits held at the clearing organization. Amounts outstanding under this financing arrangement are collateralized by a portion of our trading inventory and accrue interest based on market rates. While we had borrowings outstanding as of March 31, 2026, the clearing organization is under no contractual obligation to lend to us under this arrangement. We also have other collateralized financings included in “Collateralized financings” on our Condensed Consolidated Statements of Financial Condition. See Note 7 for information regarding our other collateralized financing arrangements.

NOTE 16 – INCOME TAXES

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

Effective income tax rate

Our effective income tax rate of 24.3% for the six months ended March 31, 2026, compared with 21.3% for our fiscal year 2025. The increase in the effective income tax rate was primarily driven by non-deductible valuation losses recognized on our corporate-owned life insurance in the current-year period compared with nontaxable valuation gains recognized in fiscal 2025, as well as the favorable impact on our fiscal 2025 effective income tax rate of the release of accruals for uncertain tax positions following the expiration of applicable statutes of limitations that did not reoccur in the current-year period. For additional information regarding our fiscal 2025 effective income tax rate, refer to Note 17 of our 2025 Form 10-K.

Uncertain tax positions

Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is reasonably possible that our uncertain tax position liability balance may decrease within the next 12 months by up to $11 million due to expiration of statutes of limitations of federal and state tax returns.

NOTE 17 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Underwriting commitments

In the normal course of business, we enter into commitments for debt and equity underwritings. As of March 31, 2026, we had three such open underwriting commitments, which were subsequently settled in open market transactions and did not result in any losses.

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

$ in millions	March 31, 2026	September 30, 2025
SBL and other consumer lines of credit	$63,401	$56,048
Commercial lines of credit	$5,415	$5,441
Unfunded lending commitments	$523	$716
Standby letters of credit	$233	$217

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

Because many of our lending commitments expire without being funded in whole or in part, the contractual amounts are not estimates of our actual future credit exposure or future liquidity requirements. The allowance for credit losses calculated under the current expected credit losses model provides for potential losses related to the unfunded lending commitments. See Note 2 of our 2025 Form 10-K and Note 8 of this Form 10-Q for additional information regarding this allowance for credit losses related to unfunded lending commitments.

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

We offer loans to prospective financial advisors for recruiting and retention purposes. See Note 2 of our 2025 Form 10-K and Note 9 of this Form 10-Q for additional information regarding our loans to financial advisors. These offers are contingent upon certain events occurring, including the individuals joining us or continuing their affiliation with us and meeting certain other conditions outlined in their offer. We had unfunded commitments of $19 million for loans to financial advisors who have met such conditions as of March 31, 2026.

Investment commitments

We had unfunded commitments of $132 million as of March 31, 2026, to various investments, primarily held by Raymond James Bank and TriState Capital Bank, and to certain renewable energy tax credit investments.

Other commitments

Raymond James Affordable Housing Investments, Inc. (“RJAHI”) sells investments in project partnerships to various LIHTC funds, which have third-party investors, and for which RJAHI serves as the managing member or general partner. RJAHI typically sells investments in project partnerships to LIHTC funds within 90 days of their acquisition. Until such investments are sold to LIHTC funds, RJAHI is responsible for funding investment commitments to such partnerships. As of March 31, 2026, RJAHI had committed approximately $294 million to project partnerships that had not yet been sold to LIHTC funds. Because we expect to sell these project partnerships to LIHTC funds and the equity funding events arise over future periods, the contractual commitments are not expected to materially impact our future liquidity requirements. RJAHI may also make short-term loans or advances to project partnerships and LIHTC funds.

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

There are certain matters for which we are unable to estimate the upper end of the range of reasonably possible loss. With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss as of March 31, 2026, the estimated upper end of the range of reasonably possible aggregate loss was approximately $10 million in excess of the aggregate accruals for such matters.  Refer to Note 2 of our 2025 Form 10-K for a discussion of our criteria for recognizing liabilities for contingencies.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 18 – SHAREHOLDERS’ EQUITY

Preferred stock

On January 2, 2026, we redeemed all 80,500 outstanding shares of our Series B Preferred Stock, which triggered the redemption of the related depositary shares, each representing a 1/40th interest of a share of Series B Preferred Stock, for an aggregate redemption value of $81 million. For further details regarding our preferred stock see Note 19 of our 2025 Form 10‑K.

The following table details the shares outstanding, carrying value, and aggregate liquidation preference of our preferred stock.

$ in millions	March 31, 2026	September 30, 2025
6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”):
Shares outstanding	—	80,500
Carrying value	$—	$79
Aggregate liquidation preference	$—	$81

The following table details dividends declared and dividends paid on our Series B Preferred Stock for the three and six months ended March 31, 2026 and 2025.

	Three months ended March 31,		Six months ended March 31,
$ in millions, except per share amounts	2026	2025	2026	2025
Dividends declared:
Total dividends declared (1)	$2	$2	$3	$3
Dividends declared per preferred share	$—	$15.94	$15.94	$31.88
Dividends paid:
Total dividends paid (1)	$3	$2	$4	$3
Dividends paid per preferred share	$15.94	$15.94	$31.88	$31.88

(1)Preferred stock dividends on our Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended March 31, 2026 included the $2 million excess of the redemption value of our Series B Preferred Stock over the carrying value, which was reported as an increase to preferred dividends and reduced net income available to common shareholders.

Common equity

The following table presents the changes in our common shares outstanding for the three and six months ended March 31, 2026 and 2025.

	Three months ended March 31,		Six months ended March 31,
Shares in millions	2026	2025	2026	2025
Balance beginning of period	197.0	204.6	198.1	203.3
Repurchases of common stock under the Board of Directors’ common stock repurchase authorization	(2.5)	(1.7)	(5.0)	(2.0)
Issuances due to vesting of RSUs, employee stock purchases, and exercise of stock options, net of forfeitures	0.1	0.2	1.5	1.8
Balance end of period	194.6	203.1	194.6	203.1

We issue shares from time to time during the year to satisfy obligations under certain of our share-based compensation programs, some of which may be reissued out of treasury shares. See Note 21 of this Form 10-Q and Note 22 of our 2025 Form 10-K for additional information on these programs.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Share repurchases

We repurchase shares of our common stock from time to time for a number of reasons, including to offset dilution, which could arise from share issuances resulting from share-based compensation programs or acquisitions. In December 2025, our Board of Directors authorized common stock repurchases of up to $2 billion, which replaced the previous authorization. Our share repurchases are effected primarily through regular open-market purchases, typically under a SEC Rule 10b-18 plan, the amounts and timing of which are determined primarily by our current and projected capital position, applicable legal and regulatory constraints, general market conditions and the price and trading volumes of our common stock. During the three months ended March 31, 2026, we repurchased 2.5 million shares of our common stock for $400 million at an average price of $155 per share. During the six months ended March 31, 2026, we repurchased 5.0 million shares of our common stock for $800 million at an average price of $158 per share. As of March 31, 2026, $1.5 billion remained available under the Board of Directors’ common stock repurchase authorization.

Common stock dividends

Dividends per common share declared and paid are detailed in the following table for each respective period.

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Dividends per common share - declared	$0.54	$0.50	$1.08	$1.00
Dividends per common share - paid	$0.54	$0.50	$1.04	$0.95

Our dividend payout ratio is detailed in the following table for each respective period and is computed by dividing dividends declared per common share by earnings per diluted common share.

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Dividend payout ratio	19.9%	21.2%	19.6%	19.2%

We expect to continue paying cash dividends; however, the payment and rate of dividends on our common stock are subject to several factors including our operating results, financial and regulatory requirements or restrictions, and the availability of funds from our subsidiaries, including our broker-dealer and bank subsidiaries, which may also be subject to restrictions under regulatory capital rules. The availability of funds from subsidiaries may also be subject to restrictions contained in loan covenants of certain broker-dealer loan agreements and restrictions by our regulators on dividends to the parent from our subsidiaries. See Note 22 of this Form 10-Q for additional information on our regulatory capital requirements.

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

$ in millions	Net investment hedges	Currency translations	Subtotal: net investment hedges and currency translations	Available- for-sale securities	Cash flow hedges	Total
Three months ended March 31, 2026
AOCI as of beginning of period	$174	$(179)	$(5)	$(348)	$5	$(348)
OCI:
OCI before reclassifications and taxes	22	(26)	(4)	(12)	2	(14)
Amounts reclassified from AOCI, before tax	—	—	—	—	(2)	(2)
Pre-tax net OCI	22	(26)	(4)	(12)	—	(16)
Income tax effect	(6)	—	(6)	2	—	(4)
OCI for the period, net of tax	16	(26)	(10)	(10)	—	(20)
AOCI as of end of period	$190	$(205)	$(15)	$(358)	$5	$(368)

Six months ended March 31, 2026
AOCI as of beginning of period	$184	$(196)	$(12)	$(391)	$7	$(396)
OCI:
OCI before reclassifications and taxes	9	(9)	—	44	2	46
Amounts reclassified from AOCI, before tax	—	—	—	—	(5)	(5)
Pre-tax net OCI	9	(9)	—	44	(3)	41
Income tax effect	(3)	—	(3)	(11)	1	(13)
OCI for the period, net of tax	6	(9)	(3)	33	(2)	28
AOCI as of end of period	$190	$(205)	$(15)	$(358)	$5	$(368)

Three months ended March 31, 2025
AOCI as of beginning of period	$202	$(279)	$(77)	$(591)	$13	$(655)
OCI:
OCI before reclassifications and taxes	4	16	20	125	(2)	143
Amounts reclassified from AOCI, before tax	—	—	—	—	(5)	(5)
Pre-tax net OCI	4	16	20	125	(7)	138
Income tax effect	(1)	—	(1)	(30)	2	(29)
OCI for the period, net of tax	3	16	19	95	(5)	109
AOCI as of end of period	$205	$(263)	$(58)	$(496)	$8	$(546)

Six months ended March 31, 2025
AOCI as of beginning of period	$145	$(169)	$(24)	$(485)	$7	$(502)
OCI:
OCI before reclassifications and taxes	79	(94)	(15)	(19)	13	(21)
Amounts reclassified from AOCI, before tax	—	—	—	2	(12)	(10)
Pre-tax net OCI	79	(94)	(15)	(17)	1	(31)
Income tax effect	(19)	—	(19)	6	—	(13)
OCI for the period, net of tax	60	(94)	(34)	(11)	1	(44)
AOCI as of end of period	$205	$(263)	$(58)	$(496)	$8	$(546)

Reclassifications from AOCI to net income, excluding taxes, for the three and six months ended March 31, 2026 and three months ended March 31, 2025 were recorded in “Interest expense” on the Condensed Consolidated Statements of Income and Comprehensive Income. Reclassifications from AOCI to net income, excluding taxes, for the six months ended March 31, 2025 were recorded in “Other revenue” and “Interest expense” on the Condensed Consolidated Statements of Income and Comprehensive Income.

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

NOTE 19 – REVENUES

The following tables present our sources of revenues by segment. For further information about our significant accounting policies related to revenue recognition see Note 2 of our 2025 Form 10-K. See Note 25 of our 2025 Form 10-K and Note 24 of this Form 10-Q for additional information on our segments.

	Three months ended March 31, 2026
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,711	$1	$315	$—	$(11)	$2,016
Brokerage revenues:
Securities commissions:
Mutual and other fund products	176	2	1	—	(1)	178
Insurance and annuity products	132	—	—	—	—	132
Equities, exchange-traded funds (“ETFs”) and fixed income products	151	50	—	—	(4)	197
Subtotal securities commissions	459	52	1	—	(5)	507
Principal transactions (1)	29	104	—	3	—	136
Total brokerage revenues	488	156	1	3	(5)	643
Account and service fees:
Mutual fund and other investment products	152	—	4	—	(1)	155
RJBDP fees	280	2	—	—	(189)	93
Client account and other fees	74	2	3	—	(16)	63
Total account and service fees	506	4	7	—	(206)	311
Investment banking:
Merger & acquisition and advisory	—	139	—	—	—	139
Equity underwriting	7	56	—	—	—	63
Debt underwriting	—	77	—	—	—	77
Total investment banking	7	272	—	—	—	279
Other:
Affordable housing investments business revenues	—	28	—	—	—	28
All other (1)	8	1	1	11	4	25
Total other	8	29	1	11	4	53
Total non-interest revenues	2,720	462	324	14	(218)	3,302
Interest income (1)	107	27	3	802	21	960
Total revenues	2,827	489	327	816	(197)	4,262
Interest expense	(17)	(25)	—	(330)	(31)	(403)
Net revenues	$2,810	$464	$327	$486	$(228)	$3,859

(1)These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

	Three months ended March 31, 2025
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,457	$1	$278	$—	$(11)	$1,725
Brokerage revenues:
Securities commissions:
Mutual and other fund products	152	2	1	—	—	155
Insurance and annuity products	117	—	—	—	—	117
Equities, ETFs and fixed income products	123	38	1	—	(3)	159
Subtotal securities commissions	392	40	2	—	(3)	431
Principal transactions (1)	27	121	—	1	—	149
Total brokerage revenues	419	161	2	1	(3)	580
Account and service fees:
Mutual fund and other investment products	130	—	3	—	(1)	132
RJBDP fees	313	2	—	—	(185)	130
Client account and other fees	66	1	3	—	(11)	59
Total account and service fees	509	3	6	—	(197)	321
Investment banking:
Merger & acquisition and advisory	—	129	—	—	—	129
Equity underwriting	9	31	—	—	—	40
Debt underwriting	—	47	—	—	—	47
Total investment banking	9	207	—	—	—	216
Other:
Affordable housing investments business revenues	—	20	—	—	—	20
All other (1)	6	—	—	14	—	20
Total other	6	20	—	14	—	40
Total non-interest revenues	2,400	392	286	15	(211)	2,882
Interest income (1)	110	28	3	802	20	963
Total revenues	2,510	420	289	817	(191)	3,845
Interest expense	(24)	(24)	—	(383)	(11)	(442)
Net revenues	$2,486	$396	$289	$434	$(202)	$3,403

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

	Six months ended March 31, 2026
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$3,404	$1	$631	$—	$(21)	$4,015
Brokerage revenues:
Securities commissions:
Mutual and other fund products	340	4	2	—	(1)	345
Insurance and annuity products	264	—	—	—	—	264
Equities, ETFs and fixed income products	295	96	—	—	(7)	384
Subtotal securities commissions	899	100	2	—	(8)	993
Principal transactions (1)	59	197	—	7	(1)	262
Total brokerage revenues	958	297	2	7	(9)	1,255
Account and service fees:
Mutual fund and other investment products	294	1	8	—	(2)	301
RJBDP fees	569	3	—	—	(378)	194
Client account and other fees	145	4	5	—	(30)	124
Total account and service fees	1,008	8	13	—	(410)	619
Investment banking:
Merger & acquisition and advisory	—	258	—	—	—	258
Equity underwriting	15	87	—	—	—	102
Debt underwriting	—	127	—	—	—	127
Total investment banking	15	472	—	—	—	487
Other:
Affordable housing investments business revenues	—	59	—	—	—	59
All other (1)	12	1	1	24	(2)	36
Total other	12	60	1	24	(2)	95
Total non-interest revenues	5,397	838	647	31	(442)	6,471
Interest income (1)	221	55	6	1,633	52	1,967
Total revenues	5,618	893	653	1,664	(390)	8,438
Interest expense	(40)	(49)	—	(691)	(64)	(844)
Net revenues	$5,578	$844	$653	$973	$(454)	$7,594

(1)These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

	Six months ended March 31, 2025
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$2,933	$1	$560	$—	$(26)	$3,468
Brokerage revenues:
Securities commissions:
Mutual and other fund products	304	4	2	—	(1)	309
Insurance and annuity products	235	—	—	—	—	235
Equities, ETFs and fixed income products	256	76	2	—	(7)	327
Subtotal securities commissions	795	80	4	—	(8)	871
Principal transactions (1)	57	207	—	4	—	268
Total brokerage revenues	852	287	4	4	(8)	1,139
Account and service fees:
Mutual fund and other investment products	256	—	7	—	(1)	262
RJBDP fees	644	3	—	—	(373)	274
Client account and other fees	136	4	5	—	(18)	127
Total account and service fees	1,036	7	12	—	(392)	663
Investment banking:
Merger & acquisition and advisory	—	355	—	—	—	355
Equity underwriting	17	66	—	—	—	83
Debt underwriting	—	103	—	—	—	103
Total investment banking	17	524	—	—	—	541
Other:
Affordable housing investments business revenues	—	49	—	—	—	49
All other (1)	11	1	—	22	(4)	30
Total other	11	50	—	22	(4)	79
Total non-interest revenues	4,849	869	576	26	(430)	5,890
Interest income (1)	236	57	7	1,649	41	1,990
Total revenues	5,085	926	583	1,675	(389)	7,880
Interest expense	(51)	(50)	—	(816)	(23)	(940)
Net revenues	$5,034	$876	$583	$859	$(412)	$6,940

(1)These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

At March 31, 2026 and September 30, 2025, net receivables related to contracts with customers were $536 million and $532 million, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 20 – INTEREST INCOME AND INTEREST EXPENSE

For further information about our significant accounting policies related to interest income and interest expense see Notes 2 and 21 of our 2025 Form 10-K. The following table details the components of interest income and interest expense.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2026	2025	2026	2025
Interest income:
Cash and cash equivalents	$86	$104	$187	$228
Assets segregated for regulatory purposes and restricted cash	31	36	66	78
Trading assets — debt securities	19	19	41	38
Available-for-sale securities	39	48	81	97
Brokerage client receivables	41	41	84	86
Bank loans, net	713	690	1,447	1,408
All other	31	25	61	55
Total interest income	$960	$963	$1,967	$1,990
Interest expense:
Bank deposits	$319	$370	669	$790
Trading liabilities — debt securities	12	10	24	21
Brokerage client payables	10	17	24	37
Other borrowings	5	7	10	14
Senior notes payable	43	23	86	46
All other	14	15	31	32
Total interest expense	$403	$442	$844	$940
Net interest income	$557	$521	$1,123	$1,050
Less: Bank loan provision for credit losses	5	16	2	16
Net interest income after bank loan provision for credit losses	$552	$505	$1,121	$1,034

Interest expense related to bank deposits in the preceding table excluded interest expense associated with affiliate deposits, which has been eliminated in consolidation.

NOTE 21 – SHARE-BASED COMPENSATION

We have one share-based compensation plan, the Raymond James Financial, Inc. Amended and Restated 2012 Stock Incentive Plan (the “Plan”), for our employees, Board of Directors, and independent contractor financial advisors. On February 19, 2026 our shareholders approved an amendment to the Plan increasing the number of authorized shares by 2.6 million, to a total of 99.0 million shares. We may utilize treasury shares for grants under the Plan, though we are also permitted to issue new shares. Our share-based compensation awards are primarily issued during the first quarter of each fiscal year. Our share-based compensation accounting policies are described in Note 2 of our 2025 Form 10-K.  Other information related to our share-based awards is presented in Note 22 of our 2025 Form 10-K.

Restricted stock units

During the three and six months ended March 31, 2026, we granted approximately 97 thousand and 1.6 million RSUs, respectively, with a weighted-average grant-date fair value of $161.23 and $156.62, respectively, compared with approximately 572 thousand and 1.8 million RSUs granted during the three and six months ended March 31, 2025, respectively, with a weighted-average grant-date fair value of $159.65 and $163.04, respectively. For the three and six months ended March 31, 2026, total share-based compensation amortization related to RSUs was $52 million and $128 million, respectively, compared with $52 million and $143 million for the three and six months ended March 31, 2025, respectively.

As of March 31, 2026, there were $423 million of total pre-tax compensation costs not yet recognized (net of estimated forfeitures) related to RSUs, including those granted during the six months ended March 31, 2026. These costs are expected to be recognized over a weighted-average period of three years.

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

Under these rules, requirements are established for both the quantity and quality of capital held by banking organizations. RJF, Raymond James Bank, and TriState Capital Bank are required to maintain minimum leverage ratios (defined as tier 1 capital divided by adjusted average assets), as well as minimum ratios of tier 1 capital, common equity tier 1 (“CET1”) capital, and total capital to risk-weighted assets. These capital ratios incorporate quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under the regulatory capital rules and are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. We calculate these ratios in order to assess compliance with both regulatory requirements and internal capital policies. In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make certain discretionary bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. As of March 31, 2026, capital levels at RJF, Raymond James Bank, and TriState Capital Bank exceeded the capital conservation buffer requirements and each entity was categorized as “well-capitalized.” For further discussion of regulatory capital requirements applicable to certain of our businesses and subsidiaries, see Note 23 of our 2025 Form 10-K.

The following table presents regulatory capital ratio requirements for RJF as of March 31, 2026 and September 30, 2025.

	Required ratio (1)	Well-capitalized	March 31, 2026		September 30, 2025
$ in millions			Ratio	Amount	Ratio	Amount
RJF:
Tier 1 leverage	4.0%	N/A (2)	12.4%	$11,044	13.1%	$11,156
Tier 1 capital	8.5%	6.0%	22.9%	$11,044	23.0%	$11,156
CET1 capital	7.0%	N/A (2)	22.9%	$11,044	22.9%	$11,081
Total capital	10.5%	10.0%	24.0%	$11,568	24.1%	$11,687

(1)The required ratio for tier 1 capital, CET1 capital, and total capital reflect our minimum risk-based capital requirements plus a capital conservation buffer of 2.5%.
(2)The Fed’s regulations do not establish well-capitalized thresholds for these measures for BHCs.

As of March 31, 2026, RJF’s regulatory capital decreased compared with September 30, 2025, primarily due to share repurchases, dividends, goodwill and intangible assets arising from the GreensLedge acquisition (see Note 3 for further information), and the redemption of our Series B preferred shares, partially offset by positive earnings. RJF’s tier 1 capital and total capital ratios decreased slightly compared with September 30, 2025 resulting from the decrease in regulatory capital, partially offset by the impact of a decrease in risk-weighted assets. RJF’s tier 1 leverage ratio at March 31, 2026 decreased compared to September 30, 2025 due to an increase in average assets and the decrease in regulatory capital. The increase in average assets was primarily driven by increases in average bank loans.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

For RJF to maintain its status as a financial holding company, Raymond James Bank and TriState Capital Bank must, among other things, qualify as “well-capitalized.” The following table presents regulatory capital ratio requirements for RJB and TSC as of March 31, 2026 and September 30, 2025. Our banks’ failure to remain well-capitalized could result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements.

	Required ratio (1)	Well-capitalized	March 31, 2026		September 30, 2025
$ in millions			Ratio	Amount	Ratio	Amount
Raymond James Bank:
Tier 1 leverage	4.0%	5.0%	8.1%	$3,580	8.0%	$3,434
Tier 1 capital	8.5%	8.0%	14.5%	$3,580	13.9%	$3,434
CET1 capital	7.0%	6.5%	14.5%	$3,580	13.9%	$3,434
Total capital	10.5%	10.0%	15.8%	$3,890	15.2%	$3,743
TriState Capital Bank:
Tier 1 leverage	4.0%	5.0%	7.4%	$1,750	7.6%	$1,661
Tier 1 capital	8.5%	8.0%	18.6%	$1,750	16.8%	$1,661
CET1 capital	7.0%	6.5%	18.6%	$1,750	16.8%	$1,661
Total capital	10.5%	10.0%	19.3%	$1,817	17.5%	$1,732

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

$ in millions	March 31, 2026	September 30, 2025
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	30.1%	30.3%
Net capital	$1,077	$1,030
Less: required net capital	(72)	(68)
Excess net capital	$1,005	$962

As of March 31, 2026, all of our other active regulated domestic and international subsidiaries were in compliance with and exceeded all applicable capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 23 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share.

	Three months ended March 31,		Six months ended March 31,
$ in millions, except per share amounts	2026	2025	2026	2025
Income for basic earnings per common share:
Net income available to common shareholders	$542	$493	$1,104	$1,092
Less allocation of earnings and dividends to participating securities	—	(1)	(1)	(2)
Net income available to common shareholders after participating securities	$542	$492	$1,103	$1,090
Income for diluted earnings per common share:
Net income available to common shareholders	$542	$493	$1,104	$1,092
Less allocation of earnings and dividends to participating securities	—	(1)	(1)	(2)
Net income available to common shareholders after participating securities	$542	$492	$1,103	$1,090
Common shares:
Average common shares in basic computation	196.1	204.3	196.6	204.0
Dilutive effect of outstanding stock options and certain RSUs	3.1	4.4	3.7	4.9
Average common and common equivalent shares used in diluted computation	199.2	208.7	200.3	208.9
Earnings per common share:
Basic	$2.76	$2.41	$5.61	$5.34
Diluted	$2.72	$2.36	$5.51	$5.22
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	0.1	1.0	—	1.4

The allocation of earnings and dividends to participating securities in the preceding table represents dividends paid during the period to participating securities, consisting of restricted stock awards and certain RSUs, plus an allocation of undistributed earnings to such participating securities. Participating securities and related dividends paid on these participating securities were insignificant for each of the three and six months ended March 31, 2026 and 2025.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings as if all earnings for the period had been distributed.

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

The following tables present information concerning operations in these segments.

$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Three months ended March 31, 2026
Revenues:
Non-interest revenues (1)	$2,720	$462	$324	$14	$(218)	$3,302
Net interest income	90	2	3	472	(10)	557
Net revenues	2,810	464	327	486	(228)	3,859
Non-interest expenses:
Compensation, commissions and benefits	2,108	293	65	47	28	2,541
Bank loan provision for credit losses	—	—	—	5	—	5
All other (1)	286	120	125	268	(221)	578
Total non-interest expense	2,394	413	190	320	(193)	3,124
Total pre-tax income/(loss)	$416	$51	$137	$166	$(35)	$735

Three months ended March 31, 2025
Revenues:
Non-interest revenues (1)	$2,400	$392	$286	$15	$(211)	$2,882
Net interest income	86	4	3	419	9	521
Net revenues	2,486	396	289	434	(202)	3,403
Non-interest expenses:
Compensation, commissions and benefits	1,799	262	57	45	41	2,204
Bank loan provision for credit losses	—	—	—	16	—	16
All other (1)	256	98	111	256	(209)	512
Total non-interest expense	2,055	360	168	317	(168)	2,732
Total pre-tax income/(loss)	$431	$36	$121	$117	$(34)	$671

(1)“Non-interest revenues” for the PCG segment and “All other” non-interest expenses for the Bank segment included $187 million and $183 million of RJBDP fees paid to PCG for the three months ended March 31, 2026 and 2025, respectively. Such fees were eliminated in consolidation.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Six months ended March 31, 2026
Revenues:
Non-interest revenues (1)	$5,397	$838	$647	$31	$(442)	$6,471
Net interest income	181	6	6	942	(12)	1,123
Net revenues	5,578	844	653	973	(454)	7,594
Non-interest expenses:
Compensation, commissions and benefits	4,159	554	124	95	59	4,991
Bank loan provision for credit losses	—	—	—	2	—	2
All other (1)	564	230	249	537	(442)	1,138
Total non-interest expense	4,723	784	373	634	(383)	6,131
Total pre-tax income/(loss)	$855	$60	$280	$339	$(71)	$1,463

Six months ended March 31, 2025
Revenues:
Non-interest revenues (1)	$4,849	$869	$576	$26	$(430)	$5,890
Net interest income	185	7	7	833	18	1,050
Net revenues	5,034	876	583	859	(412)	6,940
Non-interest expenses:
Compensation, commissions and benefits	3,630	563	115	91	77	4,476
Bank loan provision for credit losses	—	—	—	16	—	16
All other (1)	511	203	222	517	(425)	1,028
Total non-interest expense	4,141	766	337	624	(348)	5,520
Total pre-tax income/(loss)	$893	$110	$246	$235	$(64)	$1,420

(1)“Non-interest revenues” for the PCG segment and “All other” non-interest expenses for the Bank segment included $375 million and $370 million of RJBDP fees paid to PCG for the six months ended March 31, 2026 and 2025, respectively. Such fees were eliminated in consolidation.

No individual client accounted for more than 10% of revenues in any of the periods presented.

The following table presents our total assets on a segment basis.

$ in millions	March 31, 2026	September 30, 2025
Total assets:
Private Client Group	$14,563	$14,007
Capital Markets	3,775	3,426
Asset Management	595	632
Bank	68,986	65,263
Other	4,025	4,902
Total	$91,944	$88,230

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Substantially all of our operations are located in the U.S., Canada, and Europe. The vast majority of our long-lived assets are located in the U.S.  The following table presents our net revenues and pre-tax income/(loss) classified by major geographic area in which they were earned.

	Three months ended March 31,		Six months ended March 31,
$ in millions	2026	2025	2026	2025
Net revenues:
U.S.	$3,528	$3,116	$6,937	$6,338
Canada	191	161	376	325
Europe	140	126	281	277
Total net revenues	$3,859	$3,403	$7,594	$6,940
Pre-tax income/(loss):
U.S.	$706	$637	$1,399	$1,329
Canada	40	35	79	74
Europe	(11)	(1)	(15)	17
Total pre-tax income	$735	$671	$1,463	$1,420
The following table presents our total assets by major geographic area in which they were held.

$ in millions	March 31, 2026	September 30, 2025
Total assets:
U.S.	$85,384	$82,289
Canada	3,492	3,182
Europe	3,068	2,759
Total	$91,944	$88,230

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
EXECUTIVE OVERVIEW

Summary results of operations

	Three months ended March 31,			Six months ended March 31,
$ in millions, except per share amounts	2026	2025	% change	2026	2025	% change
Net revenues	$3,859	$3,403	13%	$7,594	$6,940	9%
Compensation, commissions and benefits expense	$2,541	$2,204	15%	$4,991	$4,476	12%
Non-compensation expenses	$583	$528	10%	$1,140	$1,044	9%
Pre-tax income	$735	$671	10%	$1,463	$1,420	3%
Net income available to common shareholders	$542	$493	10%	$1,104	$1,092	1%

Earnings per common share – basic	$2.76	$2.41	15%	$5.61	$5.34	5%
Earnings per common share – diluted	$2.72	$2.36	15%	$5.51	$5.22	6%

Non-GAAP measures:
Adjusted net income available to common shareholders (1)	$564	$507	11%	$1,141	$1,121	2%
Adjusted earnings per common share - diluted (1)	$2.83	$2.42	17%	$5.69	$5.36	6%

	Three months ended March 31,		Six months ended March 31,
Other selected financial highlights	2026	2025	2026	2025
Pre-tax margin	19.0%	19.7%	19.3%	20.5%
Adjusted pre-tax margin (1)	19.7%	20.3%	19.9%	21.0%
Annualized return on common equity (“ROCE”)	17.3%	16.4%	17.7%	18.4%
Adjusted annualized ROCE (1)	18.0%	16.9%	18.2%	18.9%
Annualized return on tangible common equity (“ROTCE”) (1)	20.1%	19.2%	20.5%	21.6%
Adjusted annualized ROTCE (1)	20.9%	19.7%	21.2%	22.1%
Total compensation ratio	65.8%	64.8%	65.7%	64.5%
Adjusted total compensation ratio (1)	65.7%	64.5%	65.5%	64.3%
Effective income tax rate	26.0%	26.2%	24.3%	22.9%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Quarter ended March 31, 2026 compared with the quarter ended March 31, 2025

For our fiscal second quarter of 2026, we generated net revenues of $3.86 billion, an increase of 13% compared with the prior-year quarter, and pre-tax income of $735 million, an increase of 10%. Our net income available to common shareholders of $542 million increased 10% compared with the prior-year quarter and our earnings per diluted share were $2.72, an increase of 15%. Our ROCE was 17.3%, up from 16.4% for the prior-year quarter, and our ROTCE was 20.1%(1), compared with 19.2%(1) for the prior-year quarter.

For the three months ended March 31, 2026, adjusted net income available to common shareholders, which excluded the impact of $22 million of acquisition-related expenses, net of tax, was $564 million(1), an increase of 11% compared with adjusted net income available to common shareholders for the prior-year quarter. Our adjusted earnings per diluted share were $2.83(1), an increase of 17% compared with the prior-year quarter. Adjusted ROCE was 18.0%(1), compared with 16.9%(1) for the prior-year quarter, and adjusted ROTCE was 20.9%(1), compared with 19.7%(1) for the prior-year quarter.

The increase in net revenues compared with the prior-year quarter was primarily due to higher asset management and related administrative fees, largely the result of higher PCG client assets in fee-based accounts at the beginning of the current-year billing period compared with the prior-year billing period. The increase in PCG client assets in fee-based accounts resulted from market-driven appreciation and net new assets to the firm since the prior-year period driven by financial advisor recruiting and retention. Net revenues also increased due to higher investment banking revenues primarily driven by higher underwriting revenues and higher brokerage revenues due to an increase in client activity in our PCG segment.

Compensation, commissions and benefits expense increased 15%, primarily due to an increase in commissions expense resulting from higher asset management and related administrative fees and brokerage revenues in the PCG segment, and an increase in compensation costs to support our growth, including financial advisor recruiting-related expenses. Our total compensation ratio, or the ratio of compensation, commissions and benefits expense to net revenues, was 65.8% compared with 64.8% for the prior-year quarter. Our adjusted total compensation ratio, which excluded acquisition-related compensation expenses, was 65.7%(1) compared with 64.5%(1) for the prior-year quarter. The increase in the total compensation ratio primarily resulted from changes in our revenue mix compared with the prior-year quarter, as revenues with a higher associated direct compensation expense increased compared with the prior-year quarter, while interest-related revenues, which have little associated direct compensation, were relatively flat.

Non-compensation expenses increased 10%, primarily due to an increase in expenses to support our growth, including communications and information processing expenses resulting from continued investments in technology to benefit our advisors and their clients, higher business development expenses primarily related to financial advisor recruiting, and higher investment sub-advisory fee expense resulting from growth in assets under management in sub-advised programs.

Our effective income tax rate was 26.0% for our fiscal second quarter of 2026, a slight decrease from 26.2% for the prior-year quarter.

We continue to maintain strong levels of liquidity and capital. As of March 31, 2026, our tier 1 leverage ratio was 12.4% and total capital ratio was 24.0%, both well above regulatory capital requirements. We also continue to have substantial liquidity with $3.0 billion of RJF corporate cash(2) as of March 31, 2026. Consistent with our long‑term strategic priorities and disciplined acquisition approach, we deployed capital in connection with our acquisition of GreensLedge during the current quarter, and subsequent to quarter-end, our acquisition of Clark Capital, which closed in April 2026. During the three months ended March 31, 2026, we repurchased $400 million of our common stock at an average price of $155 per share under the Board’s common stock repurchase authorization, leaving $1.5 billion available under such authorization as of March 31, 2026. We believe our strong capital and liquidity positions enable us to continue to invest in growth across our businesses and remain opportunistic in our capital deployment.

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

Six months ended March 31, 2026 compared with the six months ended March 31, 2025

For the six months ended March 31, 2026, we generated net revenues of $7.59 billion, an increase of 9% compared with the prior-year period, and pre-tax income of $1.46 billion, an increase of 3%. Our net income available to common shareholders of $1.10 billion was 1% higher than the prior-year period and our earnings per diluted share were $5.51, an increase of 6%. Our annualized ROCE was 17.7%, down from 18.4% for the prior-year period, and our annualized ROTCE was 20.5%(1), compared with 21.6%(1) for the prior-year period.

For the six months ended March 31, 2026, adjusted net income available to common shareholders, which excluded the impact of $37 million of acquisition-related expenses, net of tax, was $1.14 billion(1), an increase of 2% compared with adjusted net income available to common shareholders for the prior-year period. Our adjusted earnings per diluted share were $5.69(1), an increase of 6% compared with the prior-year period. Adjusted annualized ROCE was 18.2%(1), compared with 18.9%(1) for the prior-year period, and adjusted annualized ROTCE was 21.2%(1), compared with 22.1%(1) for the prior-year period.

The increase in net revenues compared with the prior-year period was primarily due to higher asset management and related administrative fees, largely the result of higher PCG client assets in fee-based accounts at the beginning of each of the current-year quarterly billing periods compared with the prior-year billing periods. The increase in PCG client assets in fee-based accounts resulted from market-driven appreciation and net new assets to the firm since the prior-year period driven by financial advisor recruiting and retention. Brokerage revenues also increased compared with the prior-year period largely due to an increase in client activity in our PCG segment, as well as higher trailing revenues primarily due to higher client asset values. Mutual fund service fees also increased primarily due to higher average mutual fund assets. Offsetting these increases, investment banking revenues decreased primarily due to lower merger & acquisition and advisory revenues compared with a strong prior-year period, particularly in the fiscal first quarter. Combined net interest income and RJBDP fees from third-party banks decreased slightly compared with the prior-year period primarily due to a decline in RJBDP fees from third-party banks, partially offset by higher net interest income.

Compensation, commissions and benefits expense increased 12%, primarily due to higher commissions expenses resulting from an increase in asset management and related administrative fees and brokerage revenues in the PCG segment, and an increase in compensation costs to support our growth, including financial advisor recruiting-related expenses. Our total compensation ratio, or the ratio of compensation, commissions and benefits expense to net revenues, was 65.7%, compared with 64.5% for the prior-year period. Our adjusted compensation ratio, which excluded acquisition-related compensation expenses, was 65.5%(1), compared with 64.3% for the prior-year period. For the year‑to‑date period, the increase in the total compensation ratio primarily reflected a shift in our revenue mix, driven by growth in compensable asset management and related administrative fees and brokerage revenues outpacing non-compensable interest‑related revenues, as well as lower investment banking revenues where decreases generally have an adverse impact on our firmwide compensation ratio.

Non-compensation expenses increased 9%, primarily due to an increase in expenses to support our growth, including communications and information processing expenses resulting from continued investments in technology to benefit our advisors and their clients, higher business development expenses primarily related to financial advisor recruiting, and higher investment sub-advisory fee expense resulting from growth in assets under management in sub-advised programs.

Our effective income tax rate was 24.3% for the six months ended March 31, 2026, an increase from 22.9% for the prior-year period, primarily due to a lower benefit related to share-based compensation that settled during the current-year period compared with the prior-year period.

During the six months ended March 31, 2026, we repurchased $800 million of our common stock at an average price of $158 per share under the Board of Directors’ common stock repurchase authorization.

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

	Three months ended March 31,		Six months ended March 31,
$ in millions	2026	2025	2026	2025
Net income available to common shareholders	$542	$493	$1,104	$1,092
Non-GAAP adjustments:
Expenses related to acquisitions:
Compensation, commissions and benefits:
Acquisition-related retention	6	8	13	16
Other acquisition-related compensation	1	—	1	—
Total “Compensation, commissions and benefits” expense	7	8	14	16
Communications and information processing	3	—	4	—
Professional fees	4	1	6	2
Other:
Amortization of identifiable intangible assets	10	10	20	21
All other acquisition-related expenses	3	—	3	—
Total “Other” expense	13	10	23	21
Total pre-tax impact of non-GAAP adjustments related to acquisitions	27	19	47	39
Tax effect of non-GAAP adjustments	(5)	(5)	(10)	(10)
Total non-GAAP adjustments, net of tax	22	14	37	29
Adjusted net income available to common shareholders	$564	$507	$1,141	$1,121

Pre-tax income	$735	$671	$1,463	$1,420
Pre-tax impact of non-GAAP adjustments (as detailed above)	27	19	47	39
Adjusted pre-tax income	$762	$690	$1,510	$1,459

Compensation, commissions and benefits expense	$2,541	$2,204	$4,991	$4,476
Less: Total compensation-related acquisition expenses (as detailed above)	7	8	14	16
Adjusted compensation, commissions and benefits expense	$2,534	$2,196	$4,977	$4,460

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

	Three months ended March 31,		Six months ended March 31,
$ in millions, except per share amounts	2026	2025	2026	2025
Pre-tax margin	19.0%	19.7%	19.3%	20.5%
Impact of non-GAAP adjustments on pre-tax margin:
Expenses related to acquisitions:
Compensation, commissions and benefits:
Acquisition-related retention	0.1%	0.3%	0.2%	0.2%
Other acquisitions-related compensation	—%	—%	—%	—%
Total “Compensation, commissions and benefits” expense	0.1%	0.3%	0.2%	0.2%
Communications and information processing	0.1%	—%	—%	—%
Professional fees	0.1%	—%	0.1%	—%
Other:
Amortization of identifiable intangible assets	0.3%	0.3%	0.3%	0.3%
All other acquisition-related expenses	0.1%	—%	—%	—%
Total “Other” expense	0.4%	0.3%	0.3%	0.3%
Total pre-tax impact of non-GAAP adjustments related to acquisitions	0.7%	0.6%	0.6%	0.5%
Adjusted pre-tax margin	19.7%	20.3%	19.9%	21.0%

Total compensation ratio	65.8%	64.8%	65.7%	64.5%
Less the impact of non-GAAP adjustments on compensation ratio:
Acquisition-related retention	0.1%	0.3%	0.2%	0.2%
Other acquisition-related compensation	—%	—%	—%	—%
Total “Compensation, commissions and benefits” expenses related to acquisitions	0.1%	0.3%	0.2%	0.2%
Adjusted total compensation ratio	65.7%	64.5%	65.5%	64.3%

Diluted earnings per common share	$2.72	$2.36	$5.51	$5.22
Impact of non-GAAP adjustments on diluted earnings per common share:
Expenses related to acquisitions:
Compensation, commissions and benefits:
Acquisition-related retention	0.03	0.04	0.06	0.08
Other acquisition-related compensation	—	—	—	—
Total “Compensation, commissions and benefits” expense	0.03	0.04	0.06	0.08
Communications and information processing	0.02	—	0.02	—
Professional fees	0.02	—	0.03	0.01
Other:
Amortization of identifiable intangible assets	0.05	0.05	0.10	0.10
All other acquisition-related expenses	0.02	—	0.02	—
Total “Other” expense	0.07	0.05	0.12	0.10
Total pre-tax impact of non-GAAP adjustments related to acquisitions	0.14	0.09	0.23	0.19
Tax effect of non-GAAP adjustments	(0.03)	(0.03)	(0.05)	(0.05)
Total non-GAAP adjustments, net of tax	0.11	0.06	0.18	0.14
Adjusted diluted earnings per common share	$2.83	$2.42	$5.69	$5.36

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

	Three months ended March 31,		Six months ended March 31,
$ in millions	2026	2025	2026	2025
Average common equity	$12,529	$11,989	$12,494	$11,857
Impact of non-GAAP adjustments on average common equity:
Expenses related to acquisitions:
Compensation, commissions and benefits:
Acquisition-related retention	3	4	7	8
Other acquisition-related compensation	1	—	—	—
Total “Compensation, commissions and benefits” expense	4	4	7	8
Communications and information processing	1	—	1	—
Professional fees	2	1	3	1
Other:
Amortization of identifiable intangible assets	5	5	10	11
All other acquisition-related expenses	2	—	1	—
Total “Other” expense	7	5	11	11
Total pre-tax impact of non-GAAP adjustments related to acquisitions	14	10	22	20
Tax effect of non-GAAP adjustments	(3)	(3)	(5)	(5)
Total non-GAAP adjustments, net of tax	11	7	17	15
Adjusted average common equity	$12,540	$11,996	$12,511	$11,872

Average common equity	$12,529	$11,989	$12,494	$11,857
Less:
Average goodwill and identifiable intangible assets, net	1,911	1,857	1,889	1,866
Average deferred tax liabilities related to goodwill and identifiable intangible assets, net	(147)	(140)	(145)	(139)
Average tangible common equity	$10,765	$10,272	$10,750	$10,130
Impact of non-GAAP adjustments on average tangible common equity:
Expenses related to acquisitions:
Compensation, commissions and benefits:
Acquisition-related retention	3	4	7	8
Other acquisition-related compensation	1	—	—	—
Total “Compensation, commissions and benefits” expense	4	4	7	8
Communications and information processing	1	—	1	—
Professional fees	2	1	3	1
Other:
Amortization of identifiable intangible assets	5	5	10	11
All other acquisition-related expenses	2	—	1	—
Total “Other” expense	7	5	11	11
Total pre-tax impact of non-GAAP adjustments related to acquisitions	14	10	22	20
Tax effect of non-GAAP adjustments	(3)	(3)	(5)	(5)
Total non-GAAP adjustments, net of tax	11	7	17	15
Adjusted average tangible common equity	$10,776	$10,279	$10,767	$10,145

Return on common equity	17.3%	16.4%	17.7%	18.4%
Adjusted return on common equity	18.0%	16.9%	18.2%	18.9%
Return on tangible common equity	20.1%	19.2%	20.5%	21.6%
Adjusted return on tangible common equity	20.9%	19.7%	21.2%	22.1%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
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

NET INTEREST ANALYSIS

The Fed funds target rate began our fiscal 2025 at a range of 4.75% to 5.00%. The Fed lowered the federal funds target rate by 75 basis points during fiscal 2025 and an additional 50 basis points thus far in fiscal 2026, for a total decrease of 125 basis points since the beginning of fiscal 2025. These rate cuts brought the target range to 3.50% to 3.75% by the end of our fiscal first quarter of 2026, where it remained through our fiscal second quarter of 2026. The Fed has indicated that it intends to closely monitor market conditions to determine whether it will consider making any adjustments to short-term interest rates during the remainder of our fiscal 2026.

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

Net interest income and RJBDP fees from third-party banks

	Three months ended March 31,			Six months ended March 31,
$ in millions	2026	2025	% change	2026	2025	% change
Net interest income	$557	$521	7%	$1,123	$1,050	7%
RJBDP fees from third-party banks	93	130	(28)%	194	274	(29)%
Net interest income and RJBDP fees from third-party banks	$650	$651	—%	$1,317	$1,324	(1)%

Quarter ended March 31, 2026 compared with the quarter ended March 31, 2025

For the three months ended March 31, 2026, combined net interest income and RJBDP fees from third-party banks was $650 million, a slight decrease compared with the prior-year quarter, primarily due to lower short-term interest rates and lower average RJBDP balances swept to third-party banks, which largely offset the impacts from growth in average interest-earning assets in the Bank segment, including significant growth in securities‑based and residential mortgage loans, and a favorable mix shift in interest-earning assets, primarily from available-for-sale securities to loans.

Six months ended March 31, 2026 compared with the six months ended March 31, 2025

For the six months ended March 31, 2026, combined net interest income and RJBDP fees from third-party banks was $1.32 billion, a slight decrease compared with the prior-year period, primarily due to lower short-term interest rates and lower average RJBDP balances swept to third-party banks, partially offset by the impacts from growth in average interest-earning assets in the Bank segment, including significant growth in securities‑based and residential mortgage loans, and a favorable mix shift in interest-earning assets, primarily from available-for-sale securities to loans.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

The following table presents our consolidated average interest-earning asset and interest-bearing liability balances, interest income and expense and the related rates.

Quarter ended March 31, 2026 compared with the quarter ended March 31, 2025

	Three months ended March 31,
	2026			2025
$ in millions	Average daily balance	Interest	Annualized average rate	Average daily balance	Interest	Annualized average rate
Interest-earning assets:
Bank segment:
Cash and cash equivalents	$5,376	$47	3.57%	$5,823	$62	4.26%
Available-for-sale securities	6,956	39	2.28%	8,352	48	2.26%
Loans held for sale and investment: (1) (2)
Loans held for investment:
SBL	22,199	295	5.31%	17,110	260	6.08%
C&I loans	10,587	157	5.90%	10,371	168	6.50%
CRE loans	7,810	115	5.88%	7,599	124	6.52%
REIT loans	1,725	26	6.02%	1,713	30	7.02%
Residential mortgage loans	10,684	110	4.12%	9,732	96	3.91%
Tax-exempt loans (3)	1,132	7	3.37%	1,277	8	3.37%
Loans held for sale	220	3	5.75%	231	4	6.67%
Total loans held for sale and investment	54,357	713	5.26%	48,033	690	5.76%
All other interest-earning assets	245	3	4.62%	234	2	5.09%
Interest-earning assets — Bank segment	$66,934	$802	4.81%	$62,442	$802	5.15%
All other segments:
Cash and cash equivalents	$4,601	$39	3.47%	$4,004	$42	4.27%
Assets segregated for regulatory purposes and restricted cash	3,747	31	3.38%	3,425	36	4.23%
Trading assets — debt securities	1,399	19	5.60%	1,433	19	5.28%
Brokerage client receivables	2,688	41	6.12%	2,371	41	7.11%
All other interest-earning assets	3,043	28	3.65%	2,477	23	3.81%
Interest-earning assets — all other segments	$15,478	$158	4.14%	$13,710	$161	4.77%
Total interest-earning assets	$82,412	$960	4.68%	$76,152	$963	5.08%
Interest-bearing liabilities:
Bank segment:
Bank deposits:
Money market and savings accounts	$36,315	$119	1.33%	$32,905	$144	1.78%
Interest-bearing demand deposits	21,831	183	3.42%	20,872	208	4.04%
Certificates of deposit	2,226	22	3.96%	2,064	24	4.59%
Total bank deposits (4)	60,372	324	2.18%	55,841	376	2.73%
FHLB advances and all other interest-bearing liabilities	753	6	2.95%	1,064	7	2.69%
Interest-bearing liabilities — Bank segment	$61,125	$330	2.19%	$56,905	$383	2.73%
All other segments:
Trading liabilities — debt securities	$817	$12	5.99%	$824	$10	5.10%
Brokerage client payables	5,337	10	0.77%	4,683	17	1.45%
Senior notes payable	3,521	43	4.91%	2,040	23	4.50%
All other interest-bearing liabilities (4)	1,087	8	2.90%	1,146	9	3.60%
Interest-bearing liabilities — all other segments	$10,762	$73	2.74%	$8,693	$59	2.80%
Total interest-bearing liabilities	$71,887	$403	2.27%	$65,598	$442	2.74%
Firmwide net interest income		$557			$521
Net interest margin (net yield on interest-earning assets)
Bank segment			2.81%			2.67%
Firmwide			2.74%			2.77%

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

	Three months ended March 31,
	2026 compared to 2025
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest-earning assets:	Interest income
Bank segment:
Cash and cash equivalents	$(5)	$(10)	$(15)
Available-for-sale securities	(9)	—	(9)
Loans held for sale and investment:
Loans held for investment:
SBL	68	(33)	35
C&I loans	4	(15)	(11)
CRE loans	3	(12)	(9)
REIT loans	—	(4)	(4)
Residential mortgage loans	9	5	14
Tax-exempt loans	(1)	—	(1)
Loans held for sale	—	(1)	(1)
Total loans held for sale and investment	83	(60)	23
All other interest-earning assets	—	1	1
Interest-earning assets — Bank segment	$69	$(69)	$—
All other segments:
Cash and cash equivalents	$5	$(8)	$(3)
Assets segregated for regulatory purposes and restricted cash	2	(7)	(5)
Trading assets — debt securities	—	—	—
Brokerage client receivables	6	(6)	—
All other interest-earning assets	6	(1)	5
Interest-earning assets — all other segments	$19	$(22)	$(3)
Total interest-earning assets	$88	$(91)	$(3)

Interest-bearing liabilities:	Interest expense
Bank segment:
Bank deposits:
Money market and savings accounts	$13	$(38)	$(25)
Interest-bearing demand deposits	9	(34)	(25)
Certificates of deposit	1	(3)	(2)
Total bank deposits	23	(75)	(52)
FHLB advances and all other interest-bearing liabilities	(2)	1	(1)
Interest-bearing liabilities — Bank segment	$21	$(74)	$(53)
All other segments:
Trading liabilities — debt securities	$—	$2	$2
Brokerage client payables	2	(9)	(7)
Senior notes payable	18	2	20
All other interest-bearing liabilities	—	(1)	(1)
Interest-bearing liabilities — all other segments	$20	$(6)	$14
Total interest-bearing liabilities	$41	$(80)	$(39)
Change in firmwide net interest income	$47	$(11)	$36

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Six months ended March 31, 2026 compared with the six months ended March 31, 2025

	Six months ended March 31,
	2026			2025
$ in millions	Average daily balance	Interest	Annualized average rate	Average daily balance	Interest	Annualized average rate
Interest-earning assets:
Bank segment:
Cash and cash equivalents	$5,348	$99	3.71%	$6,141	$138	4.47%
Available-for-sale securities	7,117	81	2.28%	8,555	97	2.26%
Loans held for sale and investment: (1) (2)
Loans held for investment:
SBL	21,404	591	5.46%	16,794	530	6.24%
C&I loans	10,645	325	6.03%	10,248	346	6.69%
CRE loans	7,763	236	6.01%	7,620	259	6.72%
REIT loans	1,721	55	6.31%	1,683	61	7.18%
Residential mortgage loans	10,575	217	4.11%	9,633	187	3.87%
Tax-exempt loans (3)	1,140	15	3.39%	1,291	17	3.37%
Loans held for sale	262	8	6.30%	221	8	6.95%
Total loans held for sale and investment	53,510	1,447	5.37%	47,490	1,408	5.89%
All other interest-earning assets	243	6	4.73%	239	6	5.45%
Interest-earning assets — Bank segment	$66,218	$1,633	4.90%	$62,425	$1,649	5.25%
All other segments:
Cash and cash equivalents	$4,855	$88	3.65%	$4,056	$90	4.47%
Assets segregated for regulatory purposes and restricted cash	3,820	66	3.48%	3,539	78	4.39%
Trading assets — debt securities	1,476	41	5.57%	1,414	38	5.35%
Brokerage client receivables	2,652	84	6.34%	2,389	86	7.23%
All other interest-earning assets	2,986	55	3.59%	2,529	49	3.86%
Interest-earning assets — all other segments	$15,789	$334	4.23%	$13,927	$341	4.90%
Total interest-earning assets	$82,007	$1,967	4.77%	$76,352	$1,990	5.19%
Interest-bearing liabilities:
Bank segment:
Bank deposits:
Money market and savings accounts	$35,664	$250	1.41%	$32,725	$312	1.92%
Interest-bearing demand deposits	21,989	387	3.54%	20,897	437	4.19%
Certificates of deposit	2,092	42	4.04%	2,260	52	4.59%
Total bank deposits (4)	59,745	679	2.29%	55,882	801	2.88%
FHLB advances and all other interest-bearing liabilities	752	12	2.90%	1,078	15	2.69%
Interest-bearing liabilities — Bank segment	$60,497	$691	2.30%	$56,960	$816	2.88%
All other segments:
Trading liabilities — debt securities	$869	$24	5.64%	$842	$21	5.08%
Brokerage client payables	5,189	24	0.93%	4,732	37	1.55%
Senior notes payable	3,521	86	4.91%	2,040	46	4.50%
All other interest-bearing liabilities (4)	1,181	19	3.05%	1,141	20	3.68%
Interest-bearing liabilities — all other segments	$10,760	$153	2.85%	$8,755	$124	2.85%
Total interest-bearing liabilities	$71,257	$844	2.38%	$65,715	$940	2.88%
Firmwide net interest income		$1,123			$1,050
Net interest margin (net yield on interest-earning assets)
Bank segment			2.81%			2.63%
Firmwide			2.75%			2.76%

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

	Six months ended March 31,
	2026 compared to 2025
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest-earning assets:	Interest income
Bank segment:
Cash and cash equivalents	$(17)	$(22)	$(39)
Available-for-sale securities	(17)	1	(16)
Loans held for sale and investment:
Loans held for investment:
SBL	126	(65)	61
C&I loans	13	(34)	(21)
CRE loans	5	(28)	(23)
REIT loans	1	(7)	(6)
Residential mortgage loans	18	12	30
Tax-exempt loans	(2)	—	(2)
Loans held for sale	1	(1)	—
Total loans held for sale and investment	162	(123)	39
All other interest-earning assets	—	—	—
Interest-earning assets — Bank segment	$128	$(144)	$(16)
All other segments:
Cash and cash equivalents	$15	$(17)	$(2)
Assets segregated for regulatory purposes and restricted cash	5	(17)	(12)
Trading assets — debt securities	1	2	3
Brokerage client receivables	9	(11)	(2)
All other interest-earning assets	9	(3)	6
Interest-earning assets — all other segments	$39	$(46)	$(7)
Total interest-earning assets	$167	$(190)	$(23)

Interest-bearing liabilities:	Interest expense
Bank segment:
Bank deposits:
Money market and savings accounts	$24	$(86)	$(62)
Interest-bearing demand deposits	20	(70)	(50)
Certificates of deposit	(4)	(6)	(10)
Total bank deposits	40	(162)	(122)
FHLB advances and all other interest-bearing liabilities	(4)	1	(3)
Interest-bearing liabilities — Bank segment	$36	$(161)	$(125)
All other segments:
Trading liabilities — debt securities	$1	$2	$3
Brokerage client payables	3	(16)	(13)
Senior notes payable	36	4	40
All other interest-bearing liabilities	2	(3)	(1)
Interest-bearing liabilities — all other segments	$42	$(13)	$29
Total interest-bearing liabilities	$78	$(174)	$(96)
Change in firmwide net interest income	$89	$(16)	$73

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
RESULTS OF OPERATIONS – PRIVATE CLIENT GROUP

For an overview of our PCG segment operations, as well as a description of the key factors impacting our PCG results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K.

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2026	2025	% change	2026	2025	% change
Revenues:
Asset management and related administrative fees	$1,711	$1,457	17%	$3,404	$2,933	16%
Brokerage revenues:
Mutual and other fund products	176	152	16%	340	304	12%
Insurance and annuity products	132	117	13%	264	235	12%
Equities, ETFs and fixed income products	180	150	20%	354	313	13%
Total brokerage revenues	488	419	16%	958	852	12%
Account and service fees:
Mutual fund and other investment products	152	130	17%	294	256	15%
RJBDP fees:
Bank segment	187	183	2%	375	370	1%
Third-party banks	93	130	(28)%	194	274	(29)%
Client account and other fees	74	66	12%	145	136	7%
Total account and service fees	506	509	(1)%	1,008	1,036	(3)%
Investment banking	7	9	(22)%	15	17	(12)%
Interest income	107	110	(3)%	221	236	(6)%
All other	8	6	33%	12	11	9%
Total revenues	2,827	2,510	13%	5,618	5,085	10%
Interest expense	(17)	(24)	(29)%	(40)	(51)	(22)%
Net revenues	2,810	2,486	13%	5,578	5,034	11%
Non-interest expenses:
Financial advisor compensation:
Commissions, benefits and other compensation	1,554	1,322	18%	3,066	2,647	16%
Recruiting and retention-related compensation	111	89	25%	218	177	23%
Total financial advisor compensation	1,665	1,411	18%	3,284	2,824	16%
Administrative compensation and benefits	443	388	14%	875	806	9%
Total compensation, commissions and benefits	2,108	1,799	17%	4,159	3,630	15%
Non-compensation expenses	286	256	12%	564	511	10%
Total non-interest expenses	2,394	2,055	16%	4,723	4,141	14%
Pre-tax income	$416	$431	(3)%	$855	$893	(4)%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Selected key metrics

PCG client asset balances

	As of
$ in billions	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Assets under administration (“AUA”)	$1,699.0	$1,708.5	$1,666.5	$1,574.2	$1,475.5
Assets in fee-based accounts (1)	$1,043.2	$1,040.1	$1,008.1	$943.9	$872.8
Percent of AUA in fee-based accounts	61.4%	60.9%	60.5%	60.0%	59.2%

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

As of March 31, 2026, December 31, 2025, and March 31, 2025 PCG AUA included assets associated with firms affiliated with us through our RIA and custody services (“RCS”) division of $228.2 billion, $224.6 billion, and $185.6 billion, respectively, of which $199.1 billion, $195.0 billion, and $158.5 billion, respectively, were assets in fee-based accounts. Based on the nature of the services provided to such firms, revenues related to these assets in the PCG segment are included in “Account and service fees.” The growth in RCS client assets over time is partially due to transfers into RCS from our other financial advisor channels. We may continue to experience transfers to our RCS division; however, consistent with our experience in recent fiscal years, we would not expect these financial advisor transfers to significantly impact our results of operations.

Domestic PCG net new assets

	Three months ended March 31,		Six months ended March 31,
$ in millions	2026	2025	2026	2025
Domestic PCG net new assets (1)	$22,954	$8,830	$53,782	$22,850
Domestic PCG net new assets growth - annualized (2)	5.8%	2.6%	7.0%	3.3%

(1)Domestic PCG net new assets represents domestic PCG client inflows, including dividends and interest, less domestic PCG client outflows, including commissions, advisory fees, and other fees.
(2)The Domestic PCG net new asset growth - annualized percentage is based on the beginning Domestic PCG AUA balance for the indicated period.

PCG AUA as of March 31, 2026 decreased 1% compared with December 31, 2025, reflecting market-driven depreciation from lower equity markets, partially offset by net new assets driven by financial advisor recruiting and retention. PCG assets in fee-based accounts increased slightly compared with the preceding quarter, as net inflows into fee-based programs more than offset the impact of market-driven depreciation. Compared with March 31, 2025, PCG AUA and PCG assets in fee-based accounts increased 15% and 20%, respectively, reflecting market appreciation and net new assets driven by financial advisor recruiting and retention.

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

Clients’ domestic cash sweep balances and ESP balances

	As of
$ in millions	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
RJBDP:
Bank segment	$29,829	$27,819	$26,555	$26,635	$25,783
Third-party banks	13,597	15,996	14,761	13,878	16,813
Subtotal RJBDP	43,426	43,815	41,316	40,513	42,596
Client Interest Program (“CIP”)	1,843	1,815	1,572	1,640	1,656
Total clients’ domestic cash sweep balances	45,269	45,630	42,888	42,153	44,252
ESP	12,493	12,448	13,465	13,027	13,507
Total clients’ domestic cash sweep and ESP balances	$57,762	$58,078	$56,353	$55,180	$57,759

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Average yield on RJBDP - third-party banks	2.70%	3.00%	2.73%	3.06%

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

The “Average yield on RJBDP - third-party banks” in the preceding table is computed by dividing annualized RJBDP fees from third-party banks, which are net of the interest expense paid to clients by the third-party banks, by the average daily RJBDP balances at third-party banks. The average yield on RJBDP - third-party banks for the three and six months ended March 31, 2026 decreased from the comparative prior-year periods largely as a result of decreases in the Fed’s short-term benchmark interest rate. See “Management’s Discussion and Analysis - Net interest analysis” for further information.

Total clients’ domestic cash sweep and ESP balances decreased 1% compared with December 31, 2025, primarily due to decreases in RJBDP balances, and remained flat compared with March 31, 2025, as declines in ESP balances were offset by higher RJBDP balances. PCG segment results can be impacted by not only changes in the level of client cash balances, but also by the allocation of client cash balances between the RJBDP, the CIP, and the ESP, as the PCG segment may earn different amounts from each of these client cash destinations, depending on multiple factors.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Quarter ended March 31, 2026 compared with the quarter ended March 31, 2025

Net revenues of $2.81 billion increased 13%, while pre-tax income of $416 million decreased 3%, primarily due to the impact of a higher proportion of compensable revenues to total net revenues, resulting from lower interest-related revenues.

Asset management and related administrative fees increased $254 million, or 17%, primarily due to higher assets in fee-based accounts at the beginning of the current quarter compared with the prior-year quarter, resulting from market-driven appreciation and net new assets driven by financial advisor recruiting and retention.

Brokerage revenues increased $69 million, or 16%, primarily due to higher client activity in the current quarter, as well as higher trailing revenues primarily due to higher client asset values.

Account and service fees decreased $3 million, or 1%, due to a decrease in RJBDP fees paid to PCG from third-party banks which reflects the impacts of lower average balances swept to such banks and the aforementioned reduction in the average RJBDP third-party bank yield, partially offset by higher mutual fund service fees primarily driven by higher average mutual fund assets.

Compensation-related expenses increased $309 million, or 17%, primarily due to higher commissions expense resulting from higher asset management and related administrative fees and brokerage revenues, as well as an increase in compensation costs to support our growth, including financial advisor recruiting-related expenses, and annual salary increases.

Non-compensation expenses increased $30 million, or 12%, primarily due to higher expenses to support our growth, including investments in technology to benefit our advisors and their clients, higher financial advisor recruiting-related expenses, and higher occupancy and equipment expenses.

Six months ended March 31, 2026 compared with the six months ended March 31, 2025

Net revenues of $5.58 billion increased 11%, while pre-tax income of $855 million decreased 4%, primarily due to the impact of a higher proportion of compensable revenues to total net revenues, resulting from lower interest-related revenues.

Asset management and related administrative fees increased $471 million, or 16%, primarily due to higher assets in fee-based accounts at the beginning of each of the current-year billing periods compared with the prior-year periods resulting from market-driven appreciation and net new assets driven by financial advisor recruiting and retention.

Brokerage revenues increased $106 million, or 12%, primarily due to higher client activity in the current-year period, as well as higher trailing revenues primarily due to higher client asset values.

Account and service fees decreased $28 million, or 3%, primarily due to a decrease in RJBDP fees paid to PCG from third-party banks, which reflects the impacts of lower average balances swept to such banks and the aforementioned decline in the average RJBDP third-party bank yield, partially offset by higher mutual fund service fees primarily driven by higher average mutual fund assets.

Compensation-related expenses increased $529 million, or 15%, primarily due to higher commission expense resulting from higher asset management and related administrative fees and brokerage revenues, as well as an increase in compensation costs to support our growth, including financial advisor recruiting-related expenses, and annual salary increases.

Non-compensation expenses increased $53 million, or 10%, primarily due to higher expenses to support our growth, including investments in technology to benefit our advisors and their clients, higher financial advisor recruiting-related expenses, and higher occupancy and equipment expenses.

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

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2026	2025	% change	2026	2025	% change
Revenues:
Brokerage revenues:
Fixed income	$104	$116	(10)%	$195	$201	(3)%
Equity	52	45	16%	102	86	19%
Total brokerage revenues	156	161	(3)%	297	287	3%
Investment banking:
Merger & acquisition and advisory	139	129	8%	258	355	(27)%
Equity underwriting	56	31	81%	87	66	32%
Debt underwriting	77	47	64%	127	103	23%
Total investment banking	272	207	31%	472	524	(10)%
Interest income	27	28	(4)%	55	57	(4)%
Affordable housing investments business revenues	28	20	40%	59	49	20%
All other	6	4	50%	10	9	11%
Total revenues	489	420	16%	893	926	(4)%
Interest expense	(25)	(24)	4%	(49)	(50)	(2)%
Net revenues	464	396	17%	844	876	(4)%
Non-interest expenses:
Compensation, commissions and benefits	293	262	12%	554	563	(2)%
Non-compensation expenses	120	98	22%	230	203	13%
Total non-interest expenses	413	360	15%	784	766	2%
Pre-tax income	$51	$36	42%	$60	$110	(45)%

Quarter ended March 31, 2026 compared with the quarter ended March 31, 2025

Net revenues of $464 million increased 17% and pre-tax income of $51 million increased 42% compared with the prior-year quarter.

Investment banking revenues increased $65 million, or 31%, primarily due to higher debt and equity underwriting revenues driven by an increase in the number of transactions during the current quarter and larger individual transactions and, to a lesser extent, incremental revenues resulting from our acquisition of GreensLedge which was completed toward the end of the quarter.

Compensation-related expenses increased $31 million, or 12%, primarily due to the increase in revenues and business growth.

Non-compensation expenses increased $22 million, or 22%, primarily due to higher expenses related to the growth in investment banking and affordable housing investments business revenues, as well as higher other expenses related to our growth, including incremental expenses associated with GreensLedge which was acquired during the quarter.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Six months ended March 31, 2026 compared with the six months ended March 31, 2025

Net revenues of $844 million decreased 4% and pre-tax income of $60 million decreased 45% compared with the prior-year period.

Investment banking revenues decreased $52 million, or 10%, due to lower merger & acquisition and advisory revenues, largely due to larger transactions in the prior-year period. Partially offsetting this decrease, underwriting revenues increased driven by an increased number of transactions, as well as incremental revenues resulting from GreensLedge, which was acquired during the current-year period.

Brokerage revenues increased $10 million, or 3%, primarily due to higher client activity in equity products in the current-year period.

Compensation-related expenses decreased $9 million, or 2%, generally consistent with the decrease in revenues.

Non-compensation expenses increased $27 million, or 13%, primarily due to higher expenses related to our growth, including incremental expenses associated with GreensLedge which was acquired during the current-year period.

RESULTS OF OPERATIONS – ASSET MANAGEMENT

For an overview of our Asset Management segment operations as well as a description of the key factors impacting our Asset Management results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K.

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2026	2025	% change	2026	2025	% change
Revenues:
Asset management and related administrative fees:
Managed programs	$211	$187	13%	$422	$376	12%
Administration and other	104	91	14%	209	184	14%
Total asset management and related administrative fees	315	278	13%	631	560	13%
Account and service fees	7	6	17%	13	12	8%
All other	5	5	—%	9	11	(18)%
Net revenues	327	289	13%	653	583	12%
Non-interest expenses:
Compensation, commissions and benefits	65	57	14%	124	115	8%
Non-compensation expenses	125	111	13%	249	222	12%
Total non-interest expenses	190	168	13%	373	337	11%
Pre-tax income	$137	$121	13%	$280	$246	14%

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

Financial assets under management

$ in billions	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
AMS (1)	$216.2	$214.7	$209.2	$198.0	$183.3
Raymond James Investment Management	82.7	82.2	81.7	80.6	76.6
Subtotal financial assets under management	298.9	296.9	290.9	278.6	259.9
Less: Assets managed for affiliated entities (2)	(16.5)	(16.1)	(16.0)	(15.4)	(14.9)
Total financial assets under management	$282.4	$280.8	$274.9	$263.2	$245.0

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

Activity (including activity in assets managed for affiliated entities)

	Three months ended March 31,		Six months ended March 31,
$ in billions	2026	2025	2026	2025
Financial assets under management at beginning of period	$296.9	$258.6	$290.9	$259.5
Net inflows:
AMS	5.7	3.7	10.8	4.8
Raymond James Investment Management	0.8	0.1	0.4	0.8
Total net inflows	6.5	3.8	11.2	5.6
Net market depreciation in asset values	(4.5)	(2.5)	(3.2)	(5.2)
Financial assets under management at end of period	$298.9	$259.9	$298.9	$259.9
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

	As of March 31, 2026
$ in billions	AUM	Average fee rate
Equity	$20.5	0.58%
Fixed income	51.5	0.21%
Balanced	10.7	0.31%
Total financial assets under management	$82.7	0.31%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
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

$ in billions	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Total assets	$609.1	$603.5	$586.6	$547.8	$505.3

Compared with the preceding quarter, the increase in these assets was due to net new assets driven by financial advisor recruiting and retention, which more than offset market depreciation during the current quarter. Compared with the prior‑year quarter, the increase primarily reflected market appreciation and net new assets driven by financial advisor recruiting and retention.

Raymond James Trust

The following table includes assets held in asset-based programs in Raymond James Trust, N.A. (including those managed for affiliated entities).

$ in billions	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Total assets	$12.4	$12.4	$11.8	$11.2	$10.6

Fees earned on trust services are primarily reported within “Asset management and related administrative fees” on the Condensed Consolidated Statements of Income and Comprehensive Income.

Quarter ended March 31, 2026 compared with the quarter ended March 31, 2025

Net revenues of $327 million increased 13% and pre-tax income of $137 million increased 13%.

Asset management and related administrative fees increased $37 million, or 13%, driven by higher financial assets under management and assets in non-discretionary asset-based programs at AMS, primarily due to market-driven appreciation in asset values and net inflows into PCG fee-based accounts.

Compensation expenses increased $8 million, or 14%, and reflected the impact of the increase in revenues.

Non-compensation expenses increased $14 million, or 13%, largely due to higher investment sub-advisory fee expense resulting from the increase in assets under management in sub-advised programs.

Six months ended March 31, 2026 compared with the six months ended March 31, 2025

Net revenues of $653 million increased 12% and pre-tax income of $280 million increased 14%.

Asset management and related administrative fees increased $71 million, or 13%, primarily driven by higher financial assets under management and assets in non-discretionary asset-based programs at AMS, primarily due to market-driven appreciation in asset values since the prior-year period and net inflows to PCG fee-based accounts.

Compensation expenses increased $9 million, or 8%, and reflected the impact of the increase in revenues.

Non-compensation expenses increased $27 million, or 12%, largely due to higher investment sub-advisory fees, resulting from the increase in assets under management in sub-advised programs, as well as higher communications and information processing expenses due to investments in our growth.

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

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2026	2025	% change	2026	2025	% change
Revenues:
Interest income	$802	$802	—%	$1,633	$1,649	(1)%
Interest expense	(330)	(383)	(14)%	(691)	(816)	(15)%
Net interest income	472	419	13%	942	833	13%
All other	14	15	(7)%	31	26	19%
Net revenues	486	434	12%	973	859	13%
Non-interest expenses:
Compensation and benefits	47	45	4%	95	91	4%
Non-compensation expenses:
Bank loan provision for credit losses	5	16	(69)%	2	16	(88)%
RJBDP fees to PCG	187	183	2%	375	370	1%
All other	81	73	11%	162	147	10%
Total non-compensation expenses	273	272	—%	539	533	1%
Total non-interest expenses	320	317	1%	634	624	2%
Pre-tax income	$166	$117	42%	$339	$235	44%

Quarter ended March 31, 2026 compared with the quarter ended March 31, 2025

Net revenues of $486 million increased 12% and pre-tax income of $166 million increased 42%.

Net interest income increased $53 million, or 13%, primarily due to higher average interest-earning assets, particularly securities-based and residential mortgage loans, lower funding costs driven by the decline in short-term interest rates, and a favorable mix shift in interest-earning assets from available-for-sale securities to loans. The Bank segment net interest margin increased to 2.81% from 2.67% for the prior-year quarter.

The bank loan provision for credit losses was $5 million for the current quarter, compared with $16 million for the prior-year quarter. The bank loan provision for credit losses for the current quarter primarily reflected the impacts of a weakened economic outlook toward the end of the quarter, specific reserves on certain CRE loans, and loan downgrades primarily in our CRE and C&I loan portfolios, partially offset by net paydowns of certain loans in our corporate loan portfolio. The bank loan provision for credit losses for the prior-year quarter primarily reflected the impacts of charge-offs of certain CRE and C&I loans and loan downgrades primarily related to our CRE loan portfolio.

Non-compensation expenses, excluding the bank loan provision for credit losses, increased $12 million, or 5%, primarily due to higher expenses related to our growth.

Six months ended March 31, 2026 compared with the six months ended March 31, 2025

Net revenues of $973 million increased 13% and pre-tax income of $339 million increased 44%.

Net interest income increased $109 million, or 13%, primarily due to higher average interest-earning assets, particularly securities-based and residential mortgage loans, lower funding costs driven by the decline in short-term interest rates, and a favorable mix shift in interest-earning assets from available-for-sale securities to loans. The Bank segment net interest margin increased to 2.81% from 2.63% for the prior-year period.

The bank loan provision for credit losses was $2 million for the current-year period, compared with $16 million for the prior-year period. The bank loan provision for credit losses for the current-year period primarily reflected the impacts of specific reserves and loan downgrades in our CRE and C&I loan portfolios, partially offset by net paydowns of certain loans in our corporate loan portfolio. The bank loan provision for credit losses for the prior-year period primarily reflected the impacts of loan downgrades and charge-offs in our CRE and C&I loan portfolios, as well as the impacts of specific reserves.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Non-compensation expenses, excluding the bank loan provision for credit losses, increased $20 million, or 4%, primarily due higher expenses related to our growth.

RESULTS OF OPERATIONS – OTHER

For an overview of our Other segment operations, as well as a description of the key factors impacting our Other segment results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K.

Operating results

	Three months ended March 31,			Six months ended March 31,
$ in millions	2026	2025	% change	2026	2025	% change
Revenues:
Interest income	$34	$34	—%	$76	$68	12%
All other	9	4	125%	10	7	43%
Total revenues	43	38	13%	86	75	15%
Interest expense	(44)	(25)	76%	(88)	(50)	76%
Net revenues	(1)	13	NM	(2)	25	NM
Non-interest expenses:
Compensation and benefits	29	40	(28)%	60	76	(21)%
All other	5	7	(29)%	9	13	(31)%
Total non-interest expenses	34	47	(28)%	69	89	(22)%
Pre-tax loss	$(35)	$(34)	(3)%	$(71)	$(64)	(11)%
Quarter ended March 31, 2026 compared with the quarter ended March 31, 2025

Pre-tax loss was $35 million, compared with a pre-tax loss of $34 million for the prior-year quarter.

Net revenues decreased $14 million primarily due to the impact of incremental interest expense from the $1.5 billion of senior notes issued in September 2025, net of interest income on the reinvested proceeds, as well as the impact of decreases in short-term interest rates.

Non-interest expenses decreased $13 million, or 28%, primarily due to lower compensation-related expenses in the current quarter.

Six months ended March 31, 2026 compared with the six months ended March 31, 2025

Pre-tax loss was $71 million, compared with a pre-tax loss of $64 million for the prior-year period.

Net revenues decreased $27 million primarily due to the impact of incremental interest expense from the $1.5 billion of senior notes issued in September 2025, net of interest income on the reinvested proceeds, as well as the impact of decreases in short-term interest rates.

Non-interest expenses decreased $20 million, or 22%, primarily due to lower compensation-related expenses in the current-year period.

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

Total assets of $91.94 billion as of March 31, 2026 were $3.7 billion, or 4%, higher than our total assets as of September 30, 2025. Bank loans, net increased $3.3 billion, primarily due to continued growth in securities-based and residential mortgage loans. Brokerage client receivables, net increased $479 million primarily due to an increase in margin loans and assets segregated for regulatory purposes and restricted cash increased $347 million primarily due to an increase in client cash balances at our broker-dealer subsidiaries, which resulted in an increase in brokerage client payables and a corresponding increase in segregated assets. Loans to financial advisors, net also increased $268 million due to financial advisor recruiting and retention-related activity. These increases were partially offset by a $486 million decrease in available-for-sale securities due to net maturities or redemptions during the period.

As of March 31, 2026, our total liabilities of $79.33 billion were $3.6 billion, or 5%, higher than our total liabilities as of September 30, 2025, largely due to a $3.5 billion increase in bank deposits primarily driven by higher RJBDP balances swept to our Bank segment. Brokerage client payables also increased $754 million due to the aforementioned increase in client cash balances at our broker-dealer subsidiaries. These increases were partially offset by a $493 million decrease in accrued compensation, commissions and benefits primarily due to the payment of prior-year bonuses and certain benefits during the period.

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

The primary goal of our liquidity management activities is to ensure adequate funding and liquidity to conduct our business over a range of economic and market environments, including times of broader industry or market liquidity stress events. In times of market stress or uncertainty, we generally maintain higher levels of liquidity to ensure we have adequate funding to support our businesses and meet our clients’ needs. We seek to manage capital levels to support execution of our business strategy, provide financial strength to our subsidiaries, and maintain sustained access to the capital markets. This includes meeting our regulatory capital requirements and conservative internal management targets.

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
Liquidity and capital management

Senior management establishes our liquidity and capital management frameworks, which support the successful execution of our business strategies by ensuring ongoing and sufficient funding and liquidity. Our liquidity and capital management frameworks are overseen by our Asset and Liability Committee, a senior management committee that develops and executes strategies and policies to manage our liquidity risk and interest rate risk, as well as provides oversight over the firm’s investments. Our liquidity management framework is designed to ensure we have a sufficient amount of funding, even when funding markets experience stress. We manage the maturities and diversity of our funding across products and seek to maintain a diversified funding profile with an appropriate tenor, taking into consideration the characteristics and liquidity profile of our assets (e.g., the maturities of our available-for-sale securities portfolio). The liquidity management framework includes senior management’s review of short- and long-term cash flow forecasts, monitoring of the availability of alternative sources of financing, and daily monitoring of liquidity in our significant subsidiaries. Our decisions on the allocation of resources to our business units consider, among other factors, projected profitability, cash flow, risk, future liquidity needs, and required capital levels. Our treasury department assists in evaluating, monitoring and controlling the impact that our business activities have on our financial condition and liquidity, and also maintains our relationships with various lenders.

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

Capital structure

Common equity (i.e., common stock, additional paid-in capital, and retained earnings) is the primary component of our capital structure. Common equity allows for the absorption of losses on an ongoing basis and for the conservation of resources during stress periods, as we have discretion on the amount and timing of dividends and other capital actions. Information about our common equity is included in the Condensed Consolidated Statements of Financial Condition, the Condensed Consolidated Statements of Changes in Shareholders’ Equity, and Note 18 of this Form 10-Q.

Under regulatory capital rules applicable to us as a bank holding company that has made an election to be a financial holding company, we are required to maintain minimum leverage ratios (defined as tier 1 capital divided by adjusted average assets), as well as minimum ratios of tier 1 capital, CET1 capital, and total capital to risk-weighted assets. These capital ratios incorporate quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under the regulatory capital rules and are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. We calculate these ratios in order to assess compliance with both regulatory requirements and internal capital policies. In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. See Note 22 for further information about our regulatory capital and related capital ratios.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
The following table presents the components of RJF’s regulatory capital used to calculate the aforementioned regulatory capital ratios.

$ in millions	March 31, 2026	September 30, 2025
Common equity tier 1 capital/Tier 1 capital
Common stock and related additional paid-in capital	$3,159	$3,238
Retained earnings	14,487	13,604
Treasury stock	(4,711)	(4,022)
Accumulated other comprehensive loss	(368)	(396)
Less: Goodwill and identifiable intangible assets, net of related deferred tax liabilities	(1,836)	(1,703)
Other adjustments	313	360
Common equity tier 1 capital	11,044	11,081
Preferred stock	—	79
Less: Tier 1 capital deductions	—	(4)
Tier 1 capital	11,044	11,156
Tier 2 capital
Qualifying allowances for credit losses	524	531
Tier 2 capital	524	531
Total capital	$11,568	$11,687

The following table presents RJF’s risk-weighted assets by exposure type used to calculate the aforementioned regulatory capital ratios.

$ in millions	March 31, 2026	September 30, 2025
Credit risk-weighted assets:
On-balance sheet assets:
Corporate exposures	$20,606	$20,621
Exposures to sovereign and government-sponsored entities (1)	1,149	1,287
Exposures to depository institutions, foreign banks, and credit unions	2,106	2,076
Exposures to public-sector entities	532	569
Residential mortgage exposures	5,505	5,193
Statutory multi-family mortgage exposures	173	214
High volatility commercial real estate exposures	39	45
Past due loans	320	341
Equity exposures	524	567
Securitization exposures	107	116
Other assets	10,490	10,651
Off-balance sheet:
Standby letters of credit	168	154
Commitments with original maturity of one year or less	162	180
Commitments with original maturity greater than one year	2,821	2,819
Over-the-counter derivatives	201	230
Other off-balance sheet items	396	480
Total credit risk-weighted assets	45,299	45,543
Market risk-weighted assets	2,846	2,887
Total standardized risk-weighted assets	$48,145	$48,430

(1)Exposure is predominantly to the U.S. government and its agencies.

Cash flows

Cash and cash equivalents (excluding amounts segregated for regulatory purposes and restricted cash) of $11.2 billion at March 31, 2026 decreased $170 million compared with September 30, 2025. The decrease in cash and cash equivalents primarily resulted from net investments in bank loans, common stock repurchases, the annual payment of prior-year bonuses and certain benefits, net loans provided to financial advisors, and dividends paid on our common stock. These decreases were partially offset by an increase in bank deposits, net income, and net maturities or redemptions of available-for-sale securities during the period.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Sources of liquidity

RJF corporate cash of $2.96 billion as of March 31, 2026, included cash and cash equivalents held directly at the parent company as well as cash loaned by the parent company to RJ&A. As of March 31, 2026, RJF had loaned $1.10 billion to RJ&A (such amount is included in the RJ&A cash balance in the following table), which RJ&A has invested on behalf of RJF or otherwise deployed in its normal business activities.

The following table presents our holdings of cash and cash equivalents.

$ in millions	March 31, 2026	September 30, 2025
RJF	$1,886	$2,296
Raymond James Bank	3,632	1,851
TriState Capital Bank	2,315	3,112
RJ&A	1,830	2,654
Raymond James Ltd. (“RJ Ltd.”)	637	516
Raymond James Capital Services, LLC	148	132
Raymond James Wealth Management Limited (“RJWM”)	141	131
Raymond James Trust Company of New Hampshire	123	135
Raymond James Financial Services, Inc.	108	116
Raymond James Investment Management	71	109
Other subsidiaries	328	337
Total cash and cash equivalents	$11,219	$11,389

RJF maintained depository accounts at Raymond James Bank and TriState Capital Bank totaling $384 million as of March 31, 2026. The portion of this total that was available on demand without restrictions, which amounted to $351 million as of March 31, 2026, is reflected in the RJF cash balance and excluded from Raymond James Bank’s cash balance in the preceding table.

A large portion of the cash and cash equivalents balances at our non-U.S. subsidiaries, including RJ Ltd. and RJWM, was held to meet regulatory requirements and was not available for use by the parent as of March 31, 2026.

In addition to the cash balances described, we have various other potential sources of cash available to the parent company from subsidiaries, as described in the following section.

Liquidity available from subsidiaries

Liquidity is principally available to RJF from RJ&A and Raymond James Bank.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934. As a member firm of the Financial Industry Regulatory Authority (“FINRA”), RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client balances. In addition, covenants in RJ&A’s committed financing arrangements require its net capital to be a minimum of 10% of aggregate debit items. At March 31, 2026, RJ&A significantly exceeded the minimum regulatory requirements, the covenants in its financing arrangements pertaining to net capital, as well as its internally-targeted net capital tolerances. FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements which may result in RJ&A limiting dividends it would otherwise remit to RJF. We evaluate regulatory requirements, loan covenants and certain internal tolerances when determining the amount of liquidity available to RJF from RJ&A.

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

As of March 31, 2026, RJF and RJ&A had the ability to borrow under our $1 billion Credit Facility, a committed unsecured line of credit. We had no such borrowings outstanding under this facility as of March 31, 2026. See Note 15 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding our Credit Facility.

In addition to our Credit Facility, we have various uncommitted financing arrangements with third-party lenders, which are in the form of secured lines of credit, secured bilateral repurchase agreements, or unsecured lines of credit. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed and are generally collateralized by RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements (i.e., securities purchased under agreements to resell). As of March 31, 2026, we had outstanding borrowings under three uncommitted secured borrowing arrangements out of a total of 14 uncommitted financing arrangements (nine uncommitted secured and five uncommitted unsecured). Lenders are generally under no contractual obligation to lend to us under uncommitted credit facilities. See Notes 7 and 15 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding these borrowings.

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

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in millions)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
March 31, 2026	$280	$376	$361	$243	$352	$272
December 31, 2025	$306	$368	$368	$277	$311	$311
September 30, 2025	$280	$325	$325	$261	$302	$302
June 30, 2025	$273	$315	$228	$211	$210	$210
March 31, 2025	$273	$299	$205	$268	$305	$215

Other borrowings and collateralized financings

We had $700 million in FHLB borrowings outstanding at March 31, 2026, comprised of floating-rate and fixed-rate advances. The interest rates on our floating-rate advances are based on SOFR. We use interest rate swaps to manage the risk of increases in interest rates associated with our floating-rate FHLB advances by converting the balances subject to variable interest rates to a fixed interest rate.

We pledge certain of our bank loans and available-for-sale securities with the FHLB as security for both the repayment of certain borrowings and to secure capacity for additional borrowings as needed. As of March 31, 2026, we had $9.4 billion in immediate credit available from the FHLB based on the collateral pledged. See Notes 7 and 15 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding bank loans and available-for-sale securities pledged with the FHLB and for additional information on our FHLB borrowings, including the related maturities and interest rates.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
As member banks, our bank subsidiaries have access to the Federal Reserve’s discount window and may have access to other lending programs that may be established by the Federal Reserve in unusual and exigent circumstances. As of March 31, 2026, our bank subsidiaries had pledged certain bank loans with the Federal Reserve and had $17.2 billion in immediate credit available from the FRB based on collateral pledged. See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding our assets pledged with the FRB.

A portion of our fixed income transactions are cleared through a third-party clearing organization, which provides financing for the purchase of trading instruments to support such transactions. The amount of financing is based on the amount of trading inventory financed, as well as any deposits held at the clearing organization. Amounts outstanding under this financing arrangement are collateralized by a portion of our trading inventory and accrue interest based on market rates. While we had borrowings outstanding as of March 31, 2026, the clearing organization is under no contractual obligation to lend to us under this arrangement.

We may act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one counterparty and then lend them to another counterparty.  Where permitted, we have also loaned securities owned by clients or the firm to broker-dealers and other financial institutions.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balance of $781 million as of March 31, 2026 related to the securities loaned included in “Collateralized financings” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q. See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and Note 2 of our 2025 Form 10-K for additional information on our collateralized agreements and financings.

Senior notes payable

At March 31, 2026, we had aggregate outstanding senior notes payable of $3.52 billion, which, exclusive of any unaccreted premiums or discounts and debt issuance costs, was comprised of $500 million par 4.65% senior notes due April 2030, $650 million par 4.90% senior notes due September 2035, $800 million par 4.95% senior notes due July 2046, $750 million par 3.75% senior notes due April 2051, and $850 million par 5.65% senior notes due September 2055. See Note 16 of the Notes to Consolidated Financial Statements of our 2025 Form 10-K for additional information on our senior notes payable.

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
Other sources and uses of liquidity

We have corporate-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Substantially all of our non-qualified deferred compensation plans and other employee benefit plans are employee-directed (i.e., the participant chooses investment portfolio benchmarks). Of the corporate-owned life insurance policies which fund these plans, certain policies could be used as a source of liquidity for the firm. Those policies against which we could readily borrow had a cash surrender value of $1.38 billion as of March 31, 2026, and we were able to borrow up to 90%, or $1.24 billion, of the March 31, 2026 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to our employee-directed plans. There were no borrowings outstanding against any of these policies as of March 31, 2026.

On May 8, 2024, we filed a “universal” shelf registration statement with the SEC pursuant to which we can issue debt, equity and other capital instruments if and when necessary or perceived by us to be opportune. Subject to certain conditions, this registration statement will be effective through May 8, 2027.

We purchase our own common stock from time to time in conjunction with a number of activities, which are described in further detail in Note 18 and “Part II - Item 2 - Unregistered sales of equity securities and use of proceeds” of this Form 10-Q. In periods where our capital and liquidity position are strong, and subject to our Board of Directors’ common stock repurchase authorization limit, we may purchase higher quantities of our shares as part of our capital deployment strategies.

On April 30, 2026, we completed our acquisition of all outstanding shares of Clark Capital, an asset management firm specializing in wealth-focused solutions. The acquisition was funded using cash on hand as of the acquisition date. Clark Capital will become one of our independent boutique investment managers under Raymond James Investment Management in our Asset Management segment.

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

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of March 31, 2026, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF, Raymond James Bank, and TriState Capital Bank were categorized as “well-capitalized” as of March 31, 2026. The maintenance of certain risk-based and other regulatory capital levels could influence various capital allocation decisions impacting one or more of our businesses.  However, due to the current capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities. See Note 22 of the Notes to Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources - Capital structure” of this Form 10-Q for additional information on regulatory capital requirements.

RJF and certain of its subsidiaries are subject to regular reviews and inspections by regulatory authorities and SROs. In addition, regulatory agencies and SROs institute investigations from time to time into industry practices, among other things. For example, beginning in August 2024, the SEC’s Division of Enforcement requested information regarding our practices related to cash sweep programs for investment advisory clients and has reportedly conducted similar reviews at other financial institutions. The firm has been cooperating with this inquiry. In addition, in August and December 2024, a total of three putative class action lawsuits were filed in federal district court alleging, among other things, that the firm breached its fiduciary duties or agreements with regard to rates paid to clients in our cash sweep programs. All three cases were subsequently consolidated, but on July 24, 2025, the claims asserted by the plaintiff in one of the three lawsuits were voluntarily dismissed without prejudice. On March 27, 2026, the federal district court entered an order dismissing some of the claims asserted in the consolidated case. We intend to continue vigorously defending against the remaining claims in the case.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
In August 2023, Raymond James Investment Services Limited, one of our UK subsidiaries, agreed to a Voluntary Application for Imposition of Requirements (“VREQ”) with the Financial Conduct Authority (“FCA”) that prohibited the onboarding of new branches or financial advisors without the prior consent of the FCA. This VREQ, which did not have a material impact on our consolidated results of operations, was lifted in January 2026, and the associated limitations are no longer in effect.

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

To demonstrate the sensitivity of credit loss estimates on our bank loan portfolio to macroeconomic forecasts, we compared our modeled estimates under the base case economic scenario used to estimate the allowance for credit losses as of March 31, 2026, to what our estimate would have been under a downside case scenario and an upside case scenario, without considering any offsetting effects in the qualitative component of our allowance for credit losses as of March 31, 2026. As of March 31, 2026, use of the downside case scenario would have resulted in an increase of approximately $145 million in the quantitative portion of our allowance for credit losses on bank loans, while the use of the upside case scenario would have resulted in a reduction of approximately $25 million in the quantitative portion of our allowance for credit losses on bank loans at March 31, 2026. These hypothetical outcomes reflect the relative sensitivity of the modeled portion of our allowance estimate to macroeconomic forecasted scenarios but do not consider any potential impact qualitative adjustments could have on the allowance for credit losses in such environments. Qualitative adjustments could either increase or decrease modeled loss estimates calculated using an alternative economic scenario assumption. Further, such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance for a number of reasons including: (1) management’s predictions of future economic trends and relationships among the scenarios may differ from actual events; and (2) management’s application of subjective measures to modeled results through the qualitative portion of the allowance for credit losses when appropriate. The downside case scenario utilized in this hypothetical sensitivity analysis assumes a moderate recession. To the extent macroeconomic conditions worsen beyond those assumed in this downside case scenario, we could incur provisions for credit losses significantly in excess of those estimated in this analysis.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

See Note 2 of the Notes to Consolidated Financial Statements of our 2025 Form 10-K for information regarding our methodologies and assumptions used in estimating the allowance for credit losses. See Note 8 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding our allowance for credit losses related to bank loans as of March 31, 2026.

Loss provisions for legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of the Notes to Consolidated Financial Statements of our 2025 Form 10-K. In addition, refer to Note 17 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding legal and regulatory matters contingencies as of March 31, 2026.

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

Market risk

Market risk is our risk of loss resulting from the impact of changes in market prices on our trading inventory, derivatives, and investment positions. We have exposure to market risk primarily through our broker-dealer trading operations and our banking operations. Through our broker-dealer subsidiaries, we trade fixed income and, to a lesser extent, equity securities and maintain trading inventories to ensure availability of securities to facilitate client transactions. Inventory levels may fluctuate daily as a result of client demand. Within our banking operations, we hold investments in an available-for-sale securities portfolio, and from time to time may hold SBA loan securitizations not yet sold. Our primary market risks relate to interest rates, credit spreads, equity prices, and foreign exchange rates. Interest rate risk results from changes in levels of interest rates, the volatility of interest rates, and mortgage prepayment speeds. Credit spread risk results from change in the market perception of the credit quality of issuers, which can affect the value of credit sensitive instruments such as corporate bonds, municipal bonds, and structured products. Equity risk results from changes in prices of equity securities. Foreign exchange risk results from changes in spot prices, forward prices, and volatility of foreign exchange rates. See Note 2 of the Notes to Consolidated Financial Statements of our 2025 Form 10-K and Notes 4, 5, and 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for fair value and other information regarding our trading inventories, available-for-sale securities, and derivative instruments.

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

Trading activities

We are exposed to market risk, primarily related to interest rate risk, as a result of our trading inventory (primarily comprised of fixed income financial instruments) in our Capital Markets segment. Changes in the value of our trading inventory may result from fluctuations in interest rates, credit spreads, equity prices, macroeconomic factors, investor expectations or risk appetites, and liquidity, as well as dynamic relationships between these factors. We actively manage interest rate risk arising from our fixed income trading inventory through the use of hedging strategies utilizing U.S. Treasuries, exchange traded funds, futures contracts, liquid spread products, and derivatives.

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

	Six months ended March 31, 2026		Period-end VaR			Three months ended March 31,		Six months ended March 31,
$ in millions	High	Low	March 31, 2026	September 30, 2025	$ in millions	2026	2025	2026	2025
Daily VaR	$5	$2	$4	$3	Average daily VaR	$3	$3	$3	$3

We perform daily back-testing procedures for our VaR model, as defined by the Fed’s MRR, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income, and intraday trading. Regulatory-defined daily trading losses are used to evaluate the performance of our VaR model and are not comparable to our actual daily net revenues. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. During the three and six months ended March 31, 2026, our regulatory-defined daily losses in our trading portfolios exceeded our predicted VaR on one occasion.

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

One of the objectives of our Asset and Liability Committee is to manage the sensitivity of net interest income to changes in market interest rates. This committee uses several measures to monitor and limit interest rate risk in our banking operations, including scenario analysis and economic value of equity (“EVE”). We utilize hedging strategies using interest rate swaps in our banking operations as a component of our asset and liability management process. For additional information regarding this hedging strategy, see Note 2 of the Notes to Consolidated Financial Statements of our 2025 Form 10-K and Notes 6, 14 and 15 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. We also manage interest rate risk as part of our liquidity management framework. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” of this Form 10-Q for additional information.

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

Instantaneous changes in rate	Net interest income ($ in millions)	Projected change in net interest income
+200	$2,080	7%
+100	$2,032	4%
0	$1,953	—%
-100	$1,825	(7)%
-200	$1,697	(13)%

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

We have classified all of our investments in debt securities in our banking operations as available-for-sale and have not classified any of our investments in debt securities as held-to-maturity. Our available-for-sale securities portfolio is substantially all fixed rate and consists primarily of agency-backed MBS, agency-backed CMOs, and U.S. Treasuries. These securities are carried at fair value on our Condensed Consolidated Statements of Financial Condition, with changes in the fair value of the portfolio recorded through OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. As the majority of our available-for-sale securities portfolio is comprised of U.S. government and government agency-backed securities, changes in fair value are primarily driven by changes in interest rates. At March 31, 2026, our available-for-sale securities portfolio had a fair value of $6.40 billion with a weighted-average yield of 2.31% and a weighted-average life, after factoring in estimated prepayments, of 3.9 years. To evaluate the interest rate sensitivity of our available-for-sale securities portfolio we also monitor, among other things, effective duration, defined as the approximate percentage change in price for a 100-basis point change in rates. As of March 31, 2026, the effective duration of our available-for-sale securities portfolio was approximately 3.40, which means that we would expect the market value of our available-for-sale securities portfolio to increase approximately 3.40% for every 100-basis point decline in interest rates and decline approximately 3.40% for every 100-basis point increase in interest rates. See Note 2 of the Notes to Consolidated Financial Statements of our 2025 Form 10-K and Note 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on our available-for-sale securities portfolio.

The Asset and Liability Committee also reviews EVE, which is a point in time analysis of current interest-earning assets and interest-bearing liabilities that incorporates cash flows over their estimated remaining lives, discounted at current rates. The EVE approach is based on a static balance sheet and provides an indicator of future earnings and capital levels as the changes in EVE indicate the anticipated change in the value of future cash flows. We monitor sensitivity to changes in EVE utilizing Board of Directors-approved limits. These limits set a risk tolerance to changing interest rates and assist in determining strategies for mitigating this risk as EVE approaches these limits. As of March 31, 2026, our EVE analyses were within approved limits.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
The following table shows the maturities of our bank loan portfolio at March 31, 2026, including contractual principal repayments.  Maturities are generally determined based upon contractual terms; however, rollovers or extensions that are included for the purposes of measuring the allowance for credit losses are reflected in maturities in the following table. This table does not include any estimates of prepayments, which could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the table.

	Due in
$ in millions	One year or less	> One year - five years	> Five years - fifteen years	> Fifteen years	Total
SBL	$22,694	$310	$3	$—	$23,007
C&I loans	1,313	6,555	2,586	35	10,489
CRE loans	1,410	5,087	1,436	39	7,972
REIT loans	496	1,181	18	—	1,695
Residential mortgage loans	9	19	136	10,625	10,789
Tax-exempt loans	93	341	689	—	1,123
Total loans held for investment	26,015	13,493	4,868	10,699	55,075
Held for sale loans	—	—	40	158	198
Total loans held for sale and investment	$26,015	$13,493	$4,908	$10,857	$55,273

The following table shows the distribution of the recorded investment of those bank loans that mature in more than one year between fixed and adjustable interest rate loans at March 31, 2026.

	Interest rate type
$ in millions	Fixed	Adjustable	Total
SBL	$43	$270	$313
C&I loans	901	8,275	9,176
CRE loans	328	6,234	6,562
REIT loans	—	1,199	1,199
Residential mortgage loans (1)	198	10,582	10,780
Tax-exempt loans	1,030	—	1,030
Total loans held for investment	2,500	26,560	29,060
Held for sale loans	8	190	198
Total loans held for sale and investment	$2,508	$26,750	$29,258

(1)Adjustable rate residential mortgage loans included loans which were still in their fixed-rate period at March 31, 2026.
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

Our banking operations are also subject to foreign exchange risk due to our investments in foreign subsidiaries as well as transactions and resulting balances denominated in a currency other than the U.S. dollar (“USD”). For example, our bank loan portfolio includes loans which are denominated in Canadian dollars (“CAD”), totaling $961 million and $1.00 billion at March 31, 2026 and September 30, 2025, respectively, when converted to the USD using the spot rate at that time. A majority of such loans are held in a Canadian subsidiary of Raymond James Bank. Raymond James Bank utilizes short-term, forward foreign exchange contracts to mitigate its foreign exchange risk related to such investment in the Canadian subsidiary. These derivatives are primarily accounted for as net investment hedges in the condensed consolidated financial statements. See Note 2 of the Notes to Consolidated Financial Statements of our 2025 Form 10-K and Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding these derivatives.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Other sources of foreign exchange risk

Investments in non-bank foreign subsidiaries

At March 31, 2026, we had foreign exchange risk in our investment in RJ Ltd. of CAD 507 million, and in our investment in our UK PCG subsidiary, of £326 million, which were not hedged. We had other, less significant investments in foreign domiciled subsidiaries, primarily in Europe, which were not hedged; however, we do not believe we had material foreign exchange risk either individually, or in the aggregate, pertaining to these subsidiaries as of March 31, 2026. Foreign exchange gains/losses related to our foreign investments are primarily reflected in OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 18 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding our components of OCI.

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

Brokerage activities

We are engaged in various trading and brokerage activities in which our counterparties primarily include broker-dealers, banks, exchanges, clearing organizations, and other financial institutions. We are exposed to risk that these counterparties may not fulfill their obligations. In addition, certain commitments, including underwritings, may create exposure to individual issuers and businesses. The risk of default depends on the creditworthiness of the counterparty and/or the issuer of the instrument. In addition, we may be subject to concentration risk if we hold large positions in or have large commitments to a single counterparty, borrower, or group of similar counterparties or borrowers (e.g., in the same industry). We seek to mitigate these risks by imposing and monitoring individual and aggregate position limits within each business segment for each counterparty, conducting regular credit reviews of financial counterparties, reviewing security, derivative, and loan concentrations, holding collateral as security for certain transactions and conducting business through clearing organizations, which may guarantee performance. See Note 2 of the Notes to Consolidated Financial Statements of our 2025 Form 10-K and Notes 6 and 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information about our credit risk mitigation related to derivatives and collateralized agreements.

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

	Three months ended March 31,				Six months ended March 31,
	2026		2025		2026		2025
$ in millions	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans
C&I loans	$—	—%	$(8)	0.31%	$(1)	0.02%	$(12)	0.23%
CRE loans	(6)	0.31%	(7)	0.37%	(14)	0.36%	(7)	0.18%
Residential mortgage loans	1	0.04%	—	—%	1	0.02%	—	—%
Total loans held for investment	$(5)	0.04%	$(15)	0.13%	$(14)	0.05%	$(19)	0.08%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
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

$ in millions	March 31, 2026	September 30, 2025
Nonperforming loans (1)	$182	$186
Nonperforming assets	$183	$187

Nonperforming loans as a % of total loans held for sale and investment	0.33%	0.36%
Allowance for credit losses as a % of nonperforming loans	242%	243%
Nonperforming assets as a % of Bank segment total assets	0.27%	0.29%

(1)Nonperforming loans at March 31, 2026 and September 30, 2025 included $75 million and $109 million, respectively, of loans which were current pursuant to their contractual terms.

See the table summarizing nonaccrual loans by portfolio segment in Note 8 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

Although our nonperforming assets as a percentage of our Bank segment’s assets remained low as of March 31, 2026, any prolonged period of market deterioration could result in an increase in our nonperforming assets, an increase in our allowance for credit losses and/or an increase in net charge-offs in future periods, although the extent would depend on future developments that are highly uncertain.

See further explanation of our bank loan portfolio segments, allowance for credit losses, and the credit loss provision in Note 8 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and “Management’s Discussion and Analysis - Results of Operations - Bank” of this Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements of our 2025 Form 10-K.

Loan underwriting policies

Our underwriting policies for the major types of bank loans are described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk” of our 2025 Form 10-K.

Risk monitoring process

Another component of credit risk strategy for our bank loan portfolio is the ongoing risk monitoring and review processes, including our independent loan review process, as well as our processes to manage and limit credit losses arising from loan delinquencies. There are various other factors included in these processes, depending on the loan portfolio. There were no significant changes to those processes during the three months ended March 31, 2026. See further discussion of our risk monitoring process in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk - Banking activities” of our 2025 Form 10-K.

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

	Amount of delinquent residential mortgage loans			Delinquent residential mortgage loans as a percentage of outstanding residential mortgage loan balances
$ in millions	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
March 31, 2026	$4	$2	$6	0.04%	0.02%	0.06%
September 30, 2025	$7	$6	$13	0.07%	0.06%	0.13%

Our March 31, 2026 percentage of over 30 day delinquent residential mortgage loans compares favorably to the national average of 1.96%, as most recently reported by the Fed.

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

	March 31, 2026
	Loans outstanding as a % of total residential mortgage loans held for sale and investment	Loans outstanding as a % of total loans held for sale and investment
California	20%	4%
Florida	18%	4%
Texas	8%	2%
New York	7%	1%
Colorado	4%	1%

The occurrence of a natural disaster or severe weather event in any of these states, for example wildfires in California and hurricanes in Florida, could result in additional credit loss provisions and/or charge-offs on our loans in such states and therefore negatively impact our net income and regulatory capital in any given period.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize.  At March 31, 2026 and September 30, 2025, these loans totaled $3.20 billion and $3.04 billion, respectively, or approximately 30% of the residential mortgage portfolio at each respective period end.  The weighted-average number of years before the remainder of the loans, which were still in their interest-only period at March 31, 2026, begins amortizing is five years.

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

	As of March 31, 2026
Industry	Loans outstanding as a % of total corporate bank loans held for sale and investment	Loans outstanding as a % of total loans held for sale and investment
C&I:
Loan funds	8%	3%
Subscription lines	5%	2%
Transportation and logistics	4%	1%
CRE:
Multi-family	11%	4%
Industrial warehouse	9%	3%
Office real estate	6%	2%

Our C&I loan portfolio includes facilities to support debt funds and private equity firms, primarily in the form of loans to the funds and subscription lines. Loan funds are primarily extended to institutional sponsors and fund vehicles and are generally secured by diversified pools of senior-secured loans or other credit instruments held in bankruptcy-remote vehicles, with collateral monitored by an independent custodian. Our credit exposure on these loans is primarily driven by the credit quality and performance of the underlying collateral. We manage credit risk through diversification across issuers and industries, loan specific legal and contractual protections, and loan specific structural credit enhancements designed to reduce our risk of loss, as well as ongoing monitoring. Subscription lines are primarily extended to private equity funds and are secured by uncalled capital commitments from a diversified base of investment-grade institutional investors and high-net-worth investors, with repayment sourced from capital calls. Credit exposure for subscription lines is primarily driven by the credit quality and funding reliability of the limited partners, rather than the performance of underlying fund investments. These loans generally have short-term maturities, are structured to mitigate risk through covenant and collateral arrangements, and are subject to concentration limits across key risk factors. Across our loan funds and subscription lines, historical default rates have been low; we maintain an allowance for credit losses that we believe is sufficient based on the risk characteristics of this portfolio.

The collateral securing our CRE loan portfolio is geographically diverse and primarily located throughout the United States. No single state individually accounted for more than 2% of the total loans held for sale and investment, while our CRE loans with collateral located in Canada represented less than 2%.

Liquidity risk

See the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources” of this Form 10-Q for information regarding our liquidity and how we manage liquidity risk.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

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

Periods of severe market volatility can result in a significantly higher level of transactions on specific days, which may present operational challenges from time to time that may result in losses. These losses can result from, but are not limited to, trade errors, failed transaction settlements, late collateral calls to borrowers and counterparties, or interruptions to our system processing. We did not incur any significant losses related to such operational challenges during the six months ended March 31, 2026 or 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

During the six months ended March 31, 2026, there have been no material changes to the risk factors set forth under “Part 1 - Item 1A. Risk factors” of our 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered securities for the six months ended March 31, 2026.

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described in the following paragraphs. The following table presents information on our purchases of our own stock, on a monthly basis, for the six months ended March 31, 2026.

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) at each month-end of securities that may yet be purchased under the plans or programs
October 1, 2025 – October 31, 2025	984,743	$163.53	984,366	$238
November 1, 2025 – November 30, 2025	746,138	$158.70	746,025	$119
December 1, 2025 – December 31, 2025	822,404	$162.03	742,370	$1,900
First quarter	2,553,285	$161.64	2,472,761

January 1, 2026 – January 31, 2026	8,978	$169.53	—	$1,900
February 1, 2026 – February 28, 2026	1,417,613	$159.68	1,416,775	$1,674
March 1, 2026 – March 31, 2026	1,166,753	$149.90	1,157,532	$1,501
Second quarter	2,593,344	$155.31	2,574,307

Fiscal year-to-date total	5,146,629	$158.45	5,047,068

In December 2025, the Board of Directors authorized repurchase of our common stock in an aggregate amount of up to $2 billion, which replaced the previous authorization. For additional information about our share repurchase activities, see Note 18 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

In the preceding table, the total number of shares purchased includes shares purchased pursuant to the Restricted Stock Trust Fund, which was established to acquire our common stock in the open market and used to settle RSUs granted as a retention vehicle for certain employees of our wholly-owned Canadian subsidiaries. For additional information on this trust fund, see Note 2 of the Notes to Consolidated Financial Statements of our 2025 Form 10-K and Note 10 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. These activities do not utilize the repurchase authorization presented in the preceding table.

The total number of shares purchased also includes shares repurchased as a result of employees surrendering shares as payment for option exercises or withholding taxes. These activities do not utilize the repurchase authorization presented in the preceding table.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2026.

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
Raymond James Financial, Inc. Amended and Restated 2012 Stock Incentive Plan (as amended through February 19, 2026), incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders held February 19, 2026, filed with the Securities and Exchange Commission on January 7, 2026.

10.4	*
Raymond James Financial, Inc. Amended and Restated 2012 Employee Stock Purchase Plan (as amended through February 19, 2026), incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders held February 19, 2026, filed with the Securities and Exchange Commission on January 7, 2026.

31.1		Certification of Paul M. Shoukry pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Jonathan W. Oorlog, Jr. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Paul M. Shoukry and Jonathan W. Oorlog, Jr. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).
*    Indicates a management contract or compensatory plan or arrangement in which a director or executive officer participates.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	May 6, 2026	/s/ Paul M. Shoukry
Paul M. Shoukry
Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2026	/s/ Jonathan W. Oorlog, Jr.
Jonathan W. Oorlog, Jr.
Chief Financial Officer (Principal Financial Officer)