Form 10-Q
period 2026-06-30
RAYMOND JAMES FINANCIAL INC
filed 2026-08-05
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
192,361,711 shares of common stock as of August 3, 2026

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Index
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in millions, except per share amounts	June 30, 2026	September 30, 2025
Assets:
Cash and cash equivalents	$9,977	$11,389
Assets segregated for regulatory purposes and restricted cash	3,277	3,398
Collateralized agreements	1,165	698
Financial instruments, at fair value:
Trading assets ($1,410 and $1,248 pledged as collateral)	1,627	1,538
Available-for-sale securities ($8 and $9 pledged as collateral)	6,496	6,888
Derivative assets	32	68
Other investments ($20 and $8 pledged as collateral)	383	390
Brokerage client receivables, net	3,331	2,821
Other receivables, net	2,465	1,814
Bank loans, net	56,227	51,567
Loans to financial advisors, net	2,069	1,626
Deferred income taxes, net	465	671
Goodwill and identifiable intangible assets, net	2,608	1,847
Other assets	4,115	3,515
Total assets	$94,237	$88,230

Liabilities and shareholders’ equity:
Bank deposits	$63,319	$58,897
Collateralized financings	829	1,111
Financial instrument liabilities, at fair value:
Trading liabilities	891	891
Derivative liabilities	215	190
Brokerage client payables	6,882	5,853
Accrued compensation, commissions and benefits	2,555	2,603
Other payables	2,291	1,961
Other borrowings	950	700
Senior notes payable	3,522	3,520
Total liabilities	81,454	75,726
Commitments and contingencies (see Note 17)
Shareholders’ equity
Preferred stock	—	79
Common stock; $.01 par value; 650,000,000 shares authorized; 250,084,168 shares issued and 192,124,666 shares outstanding as of June 30, 2026; 250,084,168 shares issued and 198,139,594 shares outstanding as of September 30, 2025	3	3
Additional paid-in capital	3,204	3,235
Retained earnings	14,977	13,604
Treasury stock, at cost; 57,959,502 and 51,944,574 common shares as of June 30, 2026 and September 30, 2025, respectively	(5,104)	(4,022)
Accumulated other comprehensive loss	(381)	(396)
Total equity attributable to Raymond James Financial, Inc.	12,699	12,503
Noncontrolling interests	84	1
Total shareholders’ equity	12,783	12,504
Total liabilities and shareholders’ equity	$94,237	$88,230
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
in millions, except per share amounts	2026	2025	2026	2025
Revenues:
Asset management and related administrative fees	$2,075	$1,733	$6,090	$5,201
Brokerage revenues:
Securities commissions	503	431	1,496	1,302
Principal transactions	126	128	388	396
Total brokerage revenues	629	559	1,884	1,698
Account and service fees	316	302	935	965
Investment banking	291	212	778	753
Interest income	994	990	2,961	2,980
Other	57	46	152	125
Total revenues	4,362	3,842	12,800	11,722
Interest expense	(434)	(444)	(1,278)	(1,384)
Net revenues	3,928	3,398	11,522	10,338
Non-interest expenses:
Compensation, commissions and benefits	2,579	2,202	7,570	6,678
Non-compensation expenses:
Communications and information processing	203	191	603	553
Occupancy and equipment	85	77	245	224
Business development	95	77	251	209
Investment sub-advisory fees	63	56	189	163
Professional fees	63	42	136	110
Bank loan provision/(benefit) for credit losses	(26)	15	(24)	31
Other	116	175	339	387
Total non-compensation expenses	599	633	1,739	1,677
Total non-interest expenses	3,178	2,835	9,309	8,355
Pre-tax income	750	563	2,213	1,983
Provision for income taxes	155	127	511	452
Net income	595	436	1,702	1,531
Preferred stock dividends	—	1	3	4
Net income available to common shareholders	$595	$435	$1,699	$1,527

Earnings per common share – basic	$3.06	$2.16	$8.67	$7.51
Earnings per common share – diluted	$3.01	$2.12	$8.52	$7.35
Weighted-average common shares outstanding – basic	194.0	201.2	195.7	203.0
Weighted-average common and common equivalent shares outstanding – diluted	197.2	205.5	199.1	207.6

Net income	$595	$436	$1,702	$1,531
Other comprehensive income/(loss), net of tax:
Available-for-sale securities	(10)	53	23	42
Currency translations, net of the impact of net investment hedges	(2)	58	(5)	24
Cash flow hedges	(1)	(3)	(3)	(2)
Total other comprehensive income/(loss), net of tax	(13)	108	15	64
Total comprehensive income	$582	$544	$1,717	$1,595

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
$ in millions, except per share amounts	2026	2025	2026	2025
Preferred stock:
Balance beginning of period	$—	$79	$79	$79
Redemption of preferred stock	—	—	(79)	—
Balance end of period	—	79	—	79

Common stock, par value $.01 per share:
Balance beginning of period	3	3	3	2
Share issuances	—	—	—	1
Balance end of period	3	3	3	3

Additional paid-in capital:
Balance beginning of period	3,156	3,151	3,235	3,251
Share-based compensation amortization	48	50	177	195
Net activity under employee stock plans	—	1	(208)	(244)
Balance end of period	3,204	3,202	3,204	3,202

Retained earnings:
Balance beginning of period	14,487	12,769	13,604	11,894
Net income attributable to Raymond James Financial, Inc.	595	436	1,702	1,531
Common and preferred stock cash dividends declared (see Note 18)	(105)	(101)	(329)	(321)
Balance end of period	14,977	13,104	14,977	13,104

Treasury stock:
Balance beginning of period	(4,711)	(3,244)	(4,022)	(3,051)
Purchases	(403)	(452)	(1,224)	(766)
Reissuances under employee stock plans	10	5	142	126
Balance end of period	(5,104)	(3,691)	(5,104)	(3,691)

Accumulated other comprehensive income/(loss):
Balance beginning of period	(368)	(546)	(396)	(502)
Other comprehensive income/(loss), net of tax	(13)	108	15	64
Balance end of period	(381)	(438)	(381)	(438)
Total equity attributable to Raymond James Financial, Inc.	$12,699	$12,259	$12,699	$12,259

Noncontrolling interests:
Balance beginning of period	43	15	1	(6)
Increase from acquisition of majority interest in GreensLedge Holdings LLC	—	—	40	—
All other net changes in noncontrolling interests	41	(13)	43	8
Balance end of period	84	2	84	2
Total shareholders’ equity	$12,783	$12,261	$12,783	$12,261
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
$ in millions	2026	2025
Cash flows from operating activities:
Net income	$1,702	$1,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154	143
Deferred income taxes, net	129	(4)
Premium and discount amortization on available-for-sale securities and bank loans and net unrealized gains/losses on other investments	(8)	(19)
Provisions for credit losses and legal and regulatory matters, net	(3)	107
Share-based compensation expense	183	199
Unrealized gains on corporate-owned life insurance policies, net of expenses	(152)	(68)
Other	34	23
Net change in:
Collateralized agreements, net of collateralized financings	(750)	(247)
Loans provided to financial advisors, net of repayments	(471)	(194)
Brokerage client receivables and other receivables, net	(1,139)	(170)
Trading instruments, net	(21)	77
Derivative instruments, net	93	31
Other assets	68	78
Brokerage client payables and other payables	909	331
Accrued compensation, commissions and benefits	(86)	(109)
Proceeds from sales of securitizations and loans held for sale, net of purchases and originations of loans held for sale	201	(71)
Net cash provided by operating activities	843	1,638

Cash flows from investing activities:
Increase in bank loans, net	(5,509)	(4,044)
Proceeds from sales of loans held for investment	615	218
Purchases of available-for-sale securities	(947)	(480)
Available-for-sale securities maturations, repayments and redemptions	1,324	1,531
Proceeds from sales of available-for-sale securities	40	78
Cash paid for acquisitions, net of cash acquired	(484)	—
Additions to property and equipment	(153)	(144)
Sales of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock	—	8
Equity method investments, net of distributions received	(86)	(24)
Other investing activities, net	(94)	(41)
Net cash used in investing activities	(5,294)	(2,898)

Cash flows from financing activities:
Increase in bank deposits	4,422	1,239
Repurchases of common stock and share-based awards withheld for payment of withholding tax requirements	(1,319)	(914)
Dividends on common and preferred stock	(326)	(314)
Employee stock purchases and exercise of stock options	33	26
Redemption of preferred stock	(81)	—
Proceeds from FHLB advances	400	750
Repayments of FHLB advances	(400)	(950)
Proceeds from short-term borrowings	250	—
Other financing, net	(11)	(8)
Net cash provided by/(used in) financing activities	2,968	(171)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended June 30,
$ in millions	2026	2025
Currency adjustment:
Effect of exchange rate changes on cash and cash equivalents, including those segregated for regulatory purposes	(50)	48
Net decrease in cash and cash equivalents, including those segregated for regulatory purposes and restricted cash	(1,533)	(1,383)
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at beginning of year	14,787	14,348
Cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of period	$13,254	$12,965

Cash and cash equivalents	$9,977	$9,195
Cash and cash equivalents segregated for regulatory purposes and restricted cash	3,277	3,770
Total cash and cash equivalents, including those segregated for regulatory purposes and restricted cash at end of period	$13,254	$12,965

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,259	$1,394
Cash paid for income taxes, net	$362	$510
Cash outflows for lease liabilities	$101	$99
Non-cash right-of-use (“ROU”) assets recorded for new and modified leases	$91	$78
Non-cash acquisition-related contingent consideration	$177	$—

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2026

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

NOTE 3 – ACQUISITIONS

During the nine months ended June 30, 2026, we completed our acquisition of a majority stake in GreensLedge Holdings LLC (“GreensLedge”), a boutique investment bank specializing in structured products advisory and placement services. The acquisition was funded using cash on hand as of the acquisition date. GreensLedge’s results of operations have been included in our Capital Markets segment prospectively beginning March 1, 2026.

The GreensLedge acquisition resulted in the recognition of $131 million of goodwill and $31 million of identifiable intangible assets. Goodwill recognized in the acquisition primarily represents expected synergies from combining GreensLedge with our existing businesses and is deductible for tax purposes over 15 years. The identifiable intangible assets acquired primarily consist of customer relationships and have a weighted-average useful life of seven years.

During the three months ended June 30, 2026, we completed our acquisition of all outstanding shares of Clark Capital Management Group, Inc. (“Clark Capital”), an asset management firm specializing in wealth-focused solutions. The acquisition was funded using cash on hand as of the acquisition date. Clark Capital’s results of operations have been included in our Asset Management segment prospectively beginning May 1, 2026.

The Clark Capital acquisition resulted in the recognition of approximately $305 million of goodwill and approximately $330 million of identifiable intangible assets, based on our preliminary estimates of their acquisition-date fair values. Goodwill recognized in the acquisition primarily represents expected synergies from combining Clark Capital with our existing businesses and is not deductible for tax purposes. The identifiable intangible assets acquired primarily consist of customer relationships, including non-amortizing intangibles with a preliminary acquisition-date fair value of approximately $32 million. The amortizing identifiable intangible assets have a weighted-average useful life of 16 years. We consider the estimated fair values of the identifiable intangible assets and associated deferred tax liabilities, as well as goodwill to be provisional as of June 30, 2026, as we continue to refine the estimates and related assumptions used to measure such amounts. We expect to finalize the purchase accounting during our fourth fiscal quarter of 2026.

A portion of the purchase price for the Clark Capital and GreensLedge acquisitions is contingent upon the achievement of specified revenue-based performance targets and is payable over a period ranging from five to seven years. The aggregate maximum potential contingent consideration payable for such acquisitions is $275 million. The acquisition-date fair value of the contingent consideration for each acquisition was included in the respective purchase consideration for the acquisitions and recorded as a liability in “Other payables” on the Condensed Consolidated Statements of Financial Condition. The contingent consideration liabilities are subsequently remeasured to fair value at each reporting date, with changes in fair value recognized in “Other” expenses in the Condensed Consolidated Statements of Income and Comprehensive Income. As of June 30, 2026, the contingent consideration liabilities for the Clark Capital and GreensLedge acquisitions had an aggregate fair value of $180 million. See Note 4 for additional information regarding the fair value of our acquisition-related contingent consideration liabilities.

See Notes 2 and 10 of our 2025 Form 10-K and Note 11 of this Form 10-Q for additional information about our goodwill and identifiable intangible assets, including the related accounting policies.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 4 – FAIR VALUE

Our “Financial instruments” and “Financial instrument liabilities,” as well as certain other assets and other payables on our Condensed Consolidated Statements of Financial Condition are recorded at fair value. See Notes 2 and 4 of our 2025 Form 10-K for further information about such instruments and our significant accounting policies related to fair value. The following tables present assets and liabilities measured at fair value on a recurring basis.

$ in millions	Level 1	Level 2	Level 3	Netting adjustments (1)	Balance as of June 30, 2026
Assets at fair value on a recurring basis:
Trading assets:
Municipal and provincial obligations	$13	$394	$—	$—	$407
Corporate obligations	14	539	—	—	553
Government and agency obligations	45	75	—	—	120
Agency mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMOs”) and asset-backed securities (“ABS”)	—	379	—	—	379
Non-agency CMOs and ABS	—	93	—	—	93
Total debt securities	72	1,480	—	—	1,552
Equity securities	10	4	—	—	14
Brokered certificates of deposit	—	58	—	—	58
Other	—	—	3	—	3
Total trading assets	82	1,542	3	—	1,627
Available-for-sale securities (2)	531	5,965	—	—	6,496
Derivative assets:
Interest rate	3	257	—	(229)	31
Foreign exchange	—	1	—	—	1
Total derivative assets	3	258	—	(229)	32
All other investments:
Government and agency obligations (3)	60	—	—	—	60
Other	199	5	7	—	211
Total all other investments	259	5	7	—	271
Other assets – client-owned fractional shares	216	—	—	—	216
Subtotal	1,091	7,770	10	(229)	8,642
Other investments – private equity – measured at net asset value (“NAV”)					112
Total assets at fair value on a recurring basis	$1,091	$7,770	$10	$(229)	$8,754

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$4	$—	$—	$—	$4
Corporate obligations	—	481	—	—	481
Government and agency obligations	215	—	—	—	215
Agency MBS and CMOs	—	123	—	—	123
Total debt securities	219	604	—	—	823
Equity securities	68	—	—	—	68
Total trading liabilities	287	604	—	—	891
Derivative liabilities:
Interest rate	3	268	—	(57)	214
Foreign exchange	—	1	—	—	1
Total derivative liabilities	3	269	—	(57)	215
Other payables:
Repurchase liabilities related to client-owned fractional shares	216	—	—	—	216
Acquisition-related contingent consideration	—	—	180	—	180
Total other payables	216	—	180	—	396
Total liabilities at fair value on a recurring basis	$506	$873	$180	$(57)	$1,502

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

$ in millions	Level 1	Level 2	Level 3	Netting adjustments (1)	Balance as of September 30, 2025
Assets at fair value on a recurring basis:
Trading assets:
Municipal and provincial obligations	$6	$403	$—	$—	$409
Corporate obligations	11	659	—	—	670
Government and agency obligations	41	108	—	—	149
Agency MBS, CMOs, and ABS	—	231	—	—	231
Non-agency CMOs and ABS	—	36	—	—	36
Total debt securities	58	1,437	—	—	1,495
Equity securities	17	3	—	—	20
Brokered certificates of deposit	—	19	—	—	19
Other	—	—	4	—	4
Total trading assets	75	1,459	4	—	1,538
Available-for-sale securities (2)	430	6,458	—	—	6,888
Derivative assets:
Interest rate	2	304	—	(239)	67
Foreign exchange	—	1	—	—	1
Total derivative assets	2	305	—	(239)	68
All other investments:
Government and agency obligations (3)	92	—	—	—	92
Other	185	1	7	—	193
Total all other investments	277	1	7	—	285
Other assets – client-owned fractional shares	171	—	—	—	171
Subtotal	955	8,223	11	(239)	8,950
Other investments – private equity – measured at NAV					105
Total assets at fair value on a recurring basis	$955	$8,223	$11	$(239)	$9,055

Liabilities at fair value on a recurring basis:
Trading liabilities:
Municipal and provincial obligations	$3	$—	$—	$—	$3
Corporate obligations	—	651	—	—	651
Government and agency obligations	164	—	—	—	164
Agency MBS and CMOs	—	42	—	—	42
Total debt securities	167	693	—	—	860
Equity securities	31	—	—	—	31
Total trading liabilities	198	693	—	—	891
Derivative liabilities:
Interest rate	3	306	—	(123)	186
Foreign exchange	—	2	—	—	2
Other	—	—	2	—	2
Total derivative liabilities	3	308	2	(123)	190
Other payables – repurchase liabilities related to client-owned fractional shares	171	—	—	—	171
Total liabilities at fair value on a recurring basis	$372	$1,001	$2	$(123)	$1,252

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

Level 3 recurring fair value measurements

The following tables present the changes in fair value for Level 3 financial assets and financial liabilities measured at fair value on a recurring basis. The realized and unrealized gains and losses in the tables may include changes in fair value that were attributable to both observable and unobservable inputs. In the following tables, gains/(losses) on trading and derivative instruments are reported in “Principal transactions,” gains/(losses) on other investments are reported in “Other” revenues, and gains/(losses) on acquisition-related contingent consideration are reported in “Other” expense on our Condensed Consolidated Statements of Income and Comprehensive Income.

Three months ended June 30, 2026 Level 3 instruments at fair value
	Financial assets		Financial liabilities
	Trading assets	All other investments	Trading liabilities	Acquisition-related contingent consideration
$ in millions
Fair value beginning of period	$2	$7	$(1)	$(28)
Total gains/(losses) included in earnings	—	—	1	(3)
Purchases and contributions	9	—	—	(149)
Sales and distributions	(8)	—	—	—
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$3	$7	$—	$(180)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$—	$(3)

Nine months ended June 30, 2026 Level 3 instruments at fair value
	Financial assets		Financial liabilities
	Trading assets	All other investments	Derivative liabilities	Acquisition-related contingent consideration
$ in millions
Fair value beginning of period	$4	$7	$(2)	$—
Total gains/(losses) included in earnings	1	—	1	(3)
Purchases and contributions	59	—	—	(177)
Sales and distributions	(61)	—	1	—
Transfers:
Into Level 3	—	—	—	—
Out of Level 3	—	—	—	—
Fair value end of period	$3	$7	$—	$(180)
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$—	$(3)

Three months ended June 30, 2025 Level 3 instruments at fair value
	Financial assets
$ in millions	Trading assets	Derivative assets	All other investments
Fair value beginning of period	$1	$6	$7
Total gains/(losses) included in earnings	1	(5)	—
Purchases and contributions	27	—	—
Sales and distributions	(27)	—	—
Transfers:
Into Level 3	—	—	—
Out of Level 3	—	—	—
Fair value end of period	$2	$1	$7
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$(5)	$—

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Nine months ended June 30, 2025 Level 3 instruments at fair value
	Financial assets
$ in millions	Trading assets	Derivative assets	All other investments
Fair value beginning of period	$3	$4	$7
Total gains/(losses) included in earnings	2	(3)	—
Purchases and contributions	66	—	—
Sales and distributions	(69)	—	—
Transfers:
Into Level 3	—	—	—
Out of Level 3	—	—	—
Fair value end of period	$2	$1	$7
Unrealized gains/(losses) for the period included in earnings for instruments held at the end of the reporting period	$—	$(2)	$—

Our acquisition-related contingent consideration liabilities in the preceding tables are attributable to acquisitions completed during fiscal 2026. Refer to Note 3 for further information regarding those acquisitions and the related contingent consideration arrangements. The fair values of these liabilities were determined using probability-weighted expected cash flow or Monte Carlo simulation techniques, as applicable, discounted to present value. Significant unobservable inputs used in these measurements included the estimated amount and timing of projected cash flows, the likelihood of achieving the specified revenue-based performance targets, and the discount rate. Significant increases or decreases in any of these inputs, individually or in combination, could result in a higher or lower fair value measurement. As of June 30, 2026, the weighted-average discount rate used in the fair value measurement of our acquisition-related contingent consideration liabilities was 15%.

As of June 30, 2026, 9% of our assets and 2% of our liabilities were measured at fair value on a recurring basis. As of September 30, 2025, 10% of our assets and 2% of our liabilities were measured at fair value on a recurring basis. As of both June 30, 2026 and September 30, 2025, Level 3 assets represented less than 1% of our assets measured at fair value on a recurring basis. As of June 30, 2026 and September 30, 2025, Level 3 liabilities represented 12% and less than 1% of our liabilities measured at fair value on a recurring basis, respectively.

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

Our private equity portfolio as of June 30, 2026 primarily included investments in third-party funds, including growth equity, venture capital, and mezzanine lending fund investments. Our investments cannot be redeemed directly with the funds. Our investments are monetized through the liquidation of underlying assets of fund investments, the timing of which is uncertain.

The following table presents the recorded value and unfunded commitments related to our private equity investments portfolio.

$ in millions	Recorded value	Unfunded commitment
June 30, 2026
Private equity investments measured at NAV	$112	$34
Private equity investments not measured at NAV	7
Total private equity investments	$119

September 30, 2025
Private equity investments measured at NAV	$105	$38
Private equity investments not measured at NAV	7
Total private equity investments	$112

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

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

$ in millions	Level 2	Level 3	Total fair value	Valuation technique(s)	Unobservable input	Range (weighted-average)
June 30, 2026
Bank loans:
Residential mortgage loans	$1	$7	$8	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.6 yrs.)
Corporate loans	$—	$133	$133	Collateral or discounted cash flow (1)	Recovery rate	38% - 87% (70%)
Loans held for sale	$38	$—	$38	N/A (2)	N/A	N/A

September 30, 2025
Bank loans:
Residential mortgage loans	$5	$7	$12	Collateral or discounted cash flow (1)	Prepayment rate	7 yrs. - 12 yrs. (10.5 yrs.)
Corporate loans	$—	$179	$179	Collateral or discounted cash flow (1)	Recovery rate	24% - 96% (76%)
Loans held for sale	$31	$—	$31	N/A (2)	N/A	N/A

(1)The valuation techniques used to estimate the fair values are based on collateral value less selling costs for the collateral-dependent loans and discounted cash flows for loans that are not collateral-dependent. Unobservable inputs used in the collateral valuation technique are not meaningful and unobservable inputs used in the discounted cash flow valuation technique are presented in the preceding table.
(2)See the “Bank loans, net - Loans held for sale” section of Note 2 of our 2025 Form 10-K for information on the valuation techniques used in the valuation of our loans held for sale measured at fair value on a nonrecurring basis.

Financial instruments not recorded at fair value

Many, but not all, of the financial instruments we hold were recorded at fair value on the Condensed Consolidated Statements of Financial Condition. The following table presents the estimated fair value and fair value hierarchy of financial assets and liabilities that are not recorded at fair value on the Condensed Consolidated Statements of Financial Condition at June 30, 2026 and September 30, 2025. This table excludes financial instruments that are carried at amounts which approximate fair value. See Note 3 of our 2025 Form 10-K for a discussion of our financial instruments that are not recorded at fair value.

$ in millions	Level 2	Level 3	Total estimated fair value	Carrying amount
June 30, 2026
Financial assets:
Bank loans, net	$96	$55,529	$55,625	$56,048
Financial liabilities:
Bank deposits - certificates of deposit	$3,312	$—	$3,312	$3,326
Senior notes payable	$3,216	$—	$3,216	$3,522

September 30, 2025
Financial assets:
Bank loans, net	$386	$50,362	$50,748	$51,345
Financial liabilities:
Bank deposits - certificates of deposit	$1,943	$—	$1,943	$1,937
Senior notes payable	$3,299	$—	$3,299	$3,520

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 5 – AVAILABLE-FOR-SALE SECURITIES

The following table details the amortized costs and fair values of our available-for-sale securities. See Note 2 of our 2025 Form 10-K for a discussion of our accounting policies applicable to our available-for-sale securities. See Note 4 of this Form 10-Q for additional information regarding the fair value of available-for-sale securities.

$ in millions	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2026
Agency residential MBS	$3,306	$2	$(247)	$3,061
Agency commercial MBS	950	—	(70)	880
Agency CMOs	1,546	1	(142)	1,405
U.S. Treasuries	532	—	(1)	531
Other agency obligations	139	—	(2)	137
Non-agency residential MBS	434	—	(33)	401
Corporate bonds	65	1	—	66
Other	15	1	(1)	15
Total available-for-sale securities	$6,987	$5	$(496)	$6,496

September 30, 2025
Agency residential MBS	$3,531	$3	$(265)	$3,269
Agency commercial MBS	1,223	—	(85)	1,138
Agency CMOs	1,421	3	(147)	1,277
U.S. Treasuries	429	1	—	430
Other agency obligations	229	—	(2)	227
Non-agency residential MBS	484	1	(32)	453
Corporate bonds	79	1	(1)	79
Other	14	1	—	15
Total available-for-sale securities	$7,410	$10	$(532)	$6,888

The amortized costs and fair values in the preceding table exclude $19 million and $18 million of accrued interest on available-for-sale securities as of June 30, 2026 and September 30, 2025, respectively, which was included in “Other receivables, net” on our Condensed Consolidated Statements of Financial Condition.

See Note 7 for additional information regarding available-for-sale securities pledged with the FHLB and FRB.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table details the contractual maturities, amortized costs, fair values and current yields for our available-for-sale securities.  Weighted-average yields are calculated on a taxable-equivalent basis based on estimated annual income divided by the average amortized cost of these securities. Since our MBS and CMO available-for-sale securities are backed by mortgages, actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. As a result, the weighted-average life of our available-for-sale securities portfolio, after factoring in estimated prepayments, was approximately 3.8 years as of June 30, 2026.

	June 30, 2026
$ in millions	Within one year	After one but within five years	After five but within ten years	After ten years	Total
Agency residential MBS
Amortized cost	$1	$413	$1,567	$1,325	$3,306
Fair value	$1	$390	$1,428	$1,242	$3,061
Weighted-average yield	2.18%	1.18%	1.35%	3.39%	2.14%
Agency commercial MBS
Amortized cost	$161	$738	$8	$43	$950
Fair value	$159	$680	$7	$34	$880
Weighted-average yield	1.65%	1.28%	1.21%	1.83%	1.37%
Agency CMOs
Amortized cost	$—	$—	$29	$1,517	$1,546
Fair value	$—	$—	$27	$1,378	$1,405
Weighted-average yield	—%	—%	1.46%	2.67%	2.64%
U.S. Treasuries
Amortized cost	$205	$327	$—	$—	$532
Fair value	$205	$326	$—	$—	$531
Weighted-average yield	3.98%	3.96%	—%	—%	3.97%
Other agency obligations
Amortized cost	$27	$105	$—	$7	$139
Fair value	$27	$103	$—	$7	$137
Weighted-average yield	3.08%	3.85%	—%	3.06%	3.66%
Non-agency residential MBS
Amortized cost	$—	$—	$—	$434	$434
Fair value	$—	$—	$—	$401	$401
Weighted-average yield	—%	—%	—%	3.96%	3.96%
Corporate bonds
Amortized cost	$8	$48	$9	$—	$65
Fair value	$8	$48	$10	$—	$66
Weighted-average yield	4.20%	4.62%	5.66%	—%	4.72%
Other
Amortized cost	$—	$—	$5	$10	$15
Fair value	$—	$—	$5	$10	$15
Weighted-average yield	—%	—%	1.99%	6.30%	4.84%
Total available-for-sale securities
Amortized cost	$402	$1,631	$1,618	$3,336	$6,987
Fair value	$400	$1,547	$1,477	$3,072	$6,496
Weighted-average yield	2.98%	2.06%	1.37%	3.12%	2.46%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table details the gross unrealized losses and fair values of securities that were in a loss position at the reporting period end, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
$ in millions	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
June 30, 2026
Agency residential MBS	$365	$(3)	$2,526	$(244)	$2,891	$(247)
Agency commercial MBS	5	—	871	(70)	876	(70)
Agency CMOs	401	(3)	871	(139)	1,272	(142)
U.S. Treasuries	243	(1)	8	—	251	(1)
Other agency obligations	43	(1)	95	(1)	138	(2)
Non-agency residential MBS	12	—	355	(33)	367	(33)
Corporate bonds	5	—	9	—	14	—
Other	1	—	5	(1)	6	(1)
Total	$1,075	$(8)	$4,740	$(488)	$5,815	$(496)

September 30, 2025
Agency residential MBS	$23	$—	$2,994	$(265)	$3,017	$(265)
Agency commercial MBS	—	—	1,129	(85)	1,129	(85)
Agency CMOs	2	—	978	(147)	980	(147)
U.S. Treasuries	215	—	9	—	224	—
Other agency obligations	—	—	227	(2)	227	(2)
Non-agency residential MBS	—	—	380	(32)	380	(32)
Corporate bonds	—	—	15	(1)	15	(1)
Other	1	—	5	—	6	—
Total	$241	$—	$5,737	$(532)	$5,978	$(532)

At June 30, 2026, of the 830 available-for-sale securities in an unrealized loss position, 97 were in a continuous unrealized loss position for less than 12 months and 733 securities were in a continuous unrealized loss position for greater than 12 months.

During the three and nine months ended June 30, 2026, we received proceeds of $40 million from sales of available-for-sale securities resulting in insignificant gains. There were no sales of available-for-sale securities during the three months ended June 30, 2025. During the nine months ended June 30, 2025, we received proceeds of $78 million from sales of available-for-sale securities resulting in $2 million of losses. Such losses were reclassified from accumulated other comprehensive income/loss (“AOCI”) to “Other” revenue on the Condensed Consolidated Statements of Income and Comprehensive Income during the nine months ended June 30, 2025.

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

	June 30, 2026			September 30, 2025
$ in millions	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities	Notional amount
Derivatives not designated as hedging instruments
Interest rate	$260	$271	$19,145	$306	$309	$20,446
Foreign exchange	—	1	416	—	2	539
Other	—	—	921	—	2	1,096
Subtotal	260	272	20,482	306	313	22,081
Derivatives designated as hedging instruments
Interest rate	—	—	300	—	—	850
Foreign exchange	1	—	1,247	1	—	1,242
Subtotal	1	—	1,547	1	—	2,092
Total gross fair value/notional amount	261	272	$22,029	307	313	$24,173
Offset on the Condensed Consolidated Statements of Financial Condition
Counterparty netting	(34)	(34)		(92)	(92)
Cash collateral netting	(195)	(23)		(147)	(31)
Total amounts offset	(229)	(57)		(239)	(123)
Net amounts presented on the Condensed Consolidated Statements of Financial Condition	$32	$215		$68	$190
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
Financial instruments	(2)	—		(1)	—
Total	$30	$215		$67	$190

The following table details the gains/(losses) included in AOCI, net of income taxes, on derivatives designated as hedging instruments. These amounts do not include any offsetting gains/(losses) on the related hedged item. These gains/(losses) included any amounts reclassified from AOCI to net income during the period. See Note 18 for additional information.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2026	2025	2026	2025
Interest rate (cash flow hedges)	$(1)	$(3)	$(3)	$(2)
Foreign exchange (net investment hedges)	23	(46)	29	14
Total gains/(losses) included in AOCI, net of taxes	$22	$(49)	$26	$12

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for each of the three and nine months ended June 30, 2026 and 2025. We expect to reclassify $5 million of interest expense out of AOCI and into earnings within the next 12 months. The maximum length of time over which forecasted transactions are or will be hedged is two years.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table details the gains/(losses) on derivatives not designated as hedging instruments recognized on the Condensed Consolidated Statements of Income and Comprehensive Income. These amounts do not include any offsetting gains/(losses) on the related hedged item.

$ in millions		Three months ended June 30,		Nine months ended June 30,
	Location of gains/(losses)	2026	2025	2026	2025
Interest rate	Principal transactions/other revenue	$2	$4	$8	$11
Foreign exchange (1)	Principal transactions/other revenue	$6	$(48)	$14	$—
Other	Principal transactions	$—	$(6)	$3	$(3)

(1)The impacts included in our Condensed Consolidated Statements of Income and Comprehensive Income of these amounts net of the gains/(losses) on the related hedged item were net gains of $1 million and $3 million for the three months ended June 30, 2026 and 2025, respectively, and net gains of $4 million and $7 million for the nine months ended June 30, 2026 and 2025, respectively.

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

Derivatives with credit-risk-related contingent features

Certain of our derivative contracts contain provisions that require our debt to maintain an investment-grade rating from one or more of the major credit rating agencies or contain provisions related to default on certain of our outstanding debt. If our debt were to fall below investment-grade or we were to default on certain of our outstanding debt, the counterparties to the derivative instruments could terminate the derivative and request immediate payment or demand immediate and ongoing overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position was not significant at either June 30, 2026 or September 30, 2025.

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

	Collateralized agreements			Collateralized financings
$ in millions	Reverse repurchase agreements	Securities borrowed	Total	Repurchase agreements	Securities loaned	Total
June 30, 2026
Gross amounts of recognized assets/liabilities	$316	$849	$1,165	$265	$564	$829
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts included in the Condensed Consolidated Statements of Financial Condition	316	849	1,165	265	564	829
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(316)	(827)	(1,143)	(265)	(551)	(816)
Net amounts	$—	$22	$22	$—	$13	$13

September 30, 2025
Gross amounts of recognized assets/liabilities	$302	$396	$698	$325	$786	$1,111
Gross amounts offset on the Condensed Consolidated Statements of Financial Condition	—	—	—	—	—	—
Net amounts included in the Condensed Consolidated Statements of Financial Condition	302	396	698	325	786	1,111
Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition	(302)	(372)	(674)	(325)	(768)	(1,093)
Net amounts	$—	$24	$24	$—	$18	$18

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

$ in millions	June 30, 2026	September 30, 2025
Repurchase agreements:
Government and agency obligations	$82	$125
Agency MBS and agency CMOs	183	200
Total repurchase agreements	$265	$325
Securities loaned:
Equity securities	564	786
Total collateralized financings	$829	$1,111

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

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

$ in millions	June 30, 2026	September 30, 2025
Collateral we received that was available to be delivered or repledged	$4,974	$4,003
Collateral that we delivered or repledged	$2,221	$2,080

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

$ in millions	June 30, 2026	September 30, 2025
Had the right to deliver or repledge	$1,438	$1,265
Did not have the right to deliver or repledge	$40	$66

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

$ in millions	June 30, 2026	September 30, 2025
Assets pledged at the FHLB or FRB:
Available-for-sale securities	$2,046	$2,435
Bank loans	35,935	31,014
Total assets pledged at the FHLB or FRB	$37,981	$33,449

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

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

The following table presents the balances for held for investment loans by portfolio segment and held for sale loans.

$ in millions	June 30, 2026	September 30, 2025
SBL	$24,767	$19,775
C&I loans	10,040	10,777
CRE loans	7,689	7,840
REIT loans	1,671	1,690
Residential mortgage loans	11,223	10,295
Tax-exempt loans	1,101	1,226
Total loans held for investment	56,491	51,603
Held for sale loans	134	416
Total loans held for sale and investment	56,625	52,019
Allowance for credit losses	(398)	(452)
Bank loans, net	$56,227	$51,567

ACL as a % of total loans held for investment	0.70%	0.88%
Accrued interest receivable on bank loans (included in “Other receivables, net”)	$218	$216

See Note 7 for additional information regarding bank loans pledged with the FHLB and FRB.

Held for sale loans

We originated or purchased $585 million and $1.80 billion of loans held for sale during the three and nine months ended June 30, 2026, respectively, and $877 million and $2.59 billion during the three and nine months ended June 30, 2025, respectively. The majority of these loans were purchases of the guaranteed portions of Small Business Administration (“SBA”) loans that were initially classified as loans held for sale upon purchase and subsequently transferred to trading instruments once they had been securitized into pools. Proceeds from the sales of these loans held for sale and not securitized amounted to $123 million and $422 million during the three and nine months ended June 30, 2026, respectively, and $197 million and $859 million during the three and nine months ended June 30, 2025, respectively. Net gains resulting from such sales were insignificant for each of the three and nine months ended June 30, 2026 and 2025.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Purchases and sales of loans held for investment

The following table presents purchases and sales of loans held for investment by portfolio segment.

$ in millions	C&I loans	CRE loans	REIT loans	Residential mortgage loans	Total
Three months ended June 30, 2026
Purchases	$102	$—	$—	$4	$106
Sales	$510	$—	$—	$1	$511
Nine months ended June 30, 2026
Purchases	$390	$—	$—	$20	$410
Sales	$614	$—	$—	$1	$615
Three months ended June 30, 2025
Purchases	$156	$—	$14	$94	$264
Sales	$103	$—	$—	$—	$103
Nine months ended June 30, 2025
Purchases	$802	$—	$14	$226	$1,042
Sales	$180	$13	$—	$—	$193

Sales in the preceding table represent the recorded investment (i.e., net of charge-offs and discounts or premiums) of loans held for investment that were transferred to loans held for sale and subsequently sold to third parties during the respective period. As more fully described in Note 2 of our 2025 Form 10-K, corporate loan sales generally occur as part of our credit management activities.

Past due, nonaccrual, and modified loans

The following table presents information on delinquency status of our loans held for investment.

$ in millions	30-89 days and accruing	90 days or more and accruing	Total past due and accruing	Nonaccrual with allowance	Nonaccrual with no allowance	Current and accruing	Total loans held for investment
June 30, 2026
SBL	$—	$—	$—	$—	$—	$24,767	$24,767
C&I loans	—	—	—	27	18	9,995	10,040
CRE loans	—	—	—	93	7	7,589	7,689
REIT loans	—	—	—	—	—	1,671	1,671
Residential mortgage loans	10	—	10	—	6	11,207	11,223
Tax-exempt loans	—	—	—	—	—	1,101	1,101
Total loans held for investment	$10	$—	$10	$120	$31	$56,330	$56,491

September 30, 2025
SBL	$1	$—	$1	$—	$—	$19,774	$19,775
C&I loans	1	—	1	39	5	10,732	10,777
CRE loans	—	—	—	101	9	7,730	7,840
REIT loans	—	—	—	19	—	1,671	1,690
Residential mortgage loans	5	—	5	—	13	10,277	10,295
Tax-exempt loans	—	—	—	—	—	1,226	1,226
Total loans held for investment	$7	$—	$7	$159	$27	$51,410	$51,603

The preceding table included $66 million and $109 million at June 30, 2026 and September 30, 2025, respectively, of nonaccrual loans which were current pursuant to their contractual terms.

As more fully described in Note 2 of our 2025 Form 10-K, in the normal course of business, we may modify the original terms of a loan agreement to a borrower experiencing financial difficulty, which may include a borrower in default, financial distress, bankruptcy or other circumstances. Loans to borrowers experiencing financial difficulty modified during each of the three and nine months ended June 30, 2026 and 2025 were not significant.

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

$ in millions	Nature of collateral	June 30, 2026	September 30, 2025
C&I loans	Commercial real estate and other business assets	$31	$13
CRE loans (1)	Office, multi-family residential, retail, hospitality, and industrial real estate	$302	$165
REIT loans (1)	Office real estate	$—	$113
Residential mortgage loans	Single family homes	$3	$9

(1) During the nine months ended June 30, 2026, a certain loan was reassigned from the REIT loan portfolio to the CRE loan portfolio based on changes in the loan characteristics during the period.

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

	As of and for the nine months ended June 30, 2026
	Loans by origination fiscal year
$ in millions	2026	2025	2024	2023	2022	Prior	Revolving loans	Total
SBL
Risk rating:
Pass	$17	$11	$43	$31	$24	$70	$24,532	$24,728
Special mention (1)	—	—	—	—	—	—	39	39
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total SBL	$17	$11	$43	$31	$24	$70	$24,571	$24,767
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

C&I loans
Risk rating:
Pass	$559	$576	$704	$288	$879	$3,301	$3,658	$9,965
Special mention	—	1	—	12	—	—	—	13
Substandard	—	—	1	—	—	32	8	41
Doubtful	—	—	—	—	—	20	1	21
Total C&I loans	$559	$577	$705	$300	$879	$3,353	$3,667	$10,040
Gross charge-offs	$—	$1	$—	$—	$1	$7	$—	$9

CRE loans
Risk rating:
Pass	$870	$1,486	$527	$773	$1,227	$1,534	$819	$7,236
Special mention	—	—	4	54	90	—	—	148
Substandard	—	—	22	50	83	127	—	282
Doubtful	—	—	—	—	—	23	—	23
Total CRE loans	$870	$1,486	$553	$877	$1,400	$1,684	$819	$7,689
Gross charge offs	$—	$—	$—	$—	$19	$3	$—	$22

REIT loans
Risk rating:
Pass	$231	$304	$68	$109	$58	$284	$617	$1,671
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$231	$304	$68	$109	$58	$284	$617	$1,671
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage loans
Risk rating:
Pass	$1,802	$1,677	$1,072	$1,316	$2,365	$2,925	$40	$11,197
Special mention	—	—	1	1	4	5	—	11
Substandard	—	—	—	1	4	10	—	15
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$1,802	$1,677	$1,073	$1,318	$2,373	$2,940	$40	$11,223
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Tax-exempt loans
Risk rating:
Pass	$55	$49	$—	$57	$185	$755	$—	$1,101
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$55	$49	$—	$57	$185	$755	$—	$1,101
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

(1)As of June 30, 2026, this balance was related to a loan which was collateralized by private securities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

	As of and for the year ended September 30, 2025
	Loans by origination fiscal year
$ in millions	2025	2024	2023	2022	2021	Prior	Revolving loans	Total
SBL
Risk rating:
Pass	$21	$62	$30	$20	$29	$43	$19,485	$19,690
Special mention (1)	—	—	—	—	—	—	85	85
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total SBL	$21	$62	$30	$20	$29	$43	$19,570	$19,775
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

C&I loans
Risk rating:
Pass	$746	$743	$366	$1,016	$849	$3,495	$3,455	$10,670
Special mention	—	—	16	1	—	—	3	20
Substandard	—	1	—	—	2	64	20	87
Doubtful	—	—	—	—	—	—	—	—
Total C&I loans	$746	$744	$382	$1,017	$851	$3,559	$3,478	$10,777
Gross charge-offs	$—	$—	$—	$—	$—	$32	$1	$33

CRE loans
Risk rating:
Pass	$1,333	$789	$1,023	$1,698	$599	$1,473	$612	$7,527
Special mention	—	—	25	90	—	7	—	122
Substandard	—	—	27	86	—	55	—	168
Doubtful	—	—	—	—	—	23	—	23
Total CRE loans	$1,333	$789	$1,075	$1,874	$599	$1,558	$612	$7,840
Gross charge-offs	$—	$—	$—	$—	$—	$11	$1	$12

REIT loans
Risk rating:
Pass	$289	$128	$158	$59	$113	$241	$570	$1,558
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	19	—	113	—	—	132
Doubtful	—	—	—	—	—	—	—	—
Total REIT loans	$289	$128	$177	$59	$226	$241	$570	$1,690
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage loans
Risk rating:
Pass	$1,810	$1,206	$1,465	$2,511	$1,389	$1,849	$42	$10,272
Special mention	—	—	—	1	1	3	—	5
Substandard	—	—	—	6	—	12	—	18
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage loans	$1,810	$1,206	$1,465	$2,518	$1,390	$1,864	$42	$10,295
Gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$1

Tax-exempt loans
Risk rating:
Pass	$49	$62	$57	$215	$144	$699	$—	$1,226
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total tax-exempt loans	$49	$62	$57	$215	$144	$699	$—	$1,226
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

(1)As of September 30, 2025, this balance was related to a loan which was collateralized by private securities.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

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

	June 30, 2026
	Loans by origination fiscal year
$ in millions	2026	2025	2024	2023	2022	Prior	Revolving loans	Total
FICO score:
Below 600	$2	$4	$10	$9	$16	$25	$—	$66
600 - 699	77	61	44	67	111	116	7	483
700 - 799	1,412	982	636	721	1,293	1,585	27	6,656
800 +	310	630	381	521	953	1,211	6	4,012
FICO score not available	1	—	2	—	—	3	—	6
Total	$1,802	$1,677	$1,073	$1,318	$2,373	$2,940	$40	$11,223

LTV ratio:
Below 80%	$1,178	$1,178	$775	$930	$1,823	$2,280	$40	$8,204
80%+	624	499	298	388	550	660	—	3,019
Total	$1,802	$1,677	$1,073	$1,318	$2,373	$2,940	$40	$11,223

	September 30, 2025
	Loans by origination fiscal year
$ in millions	2025	2024	2023	2022	2021	Prior	Revolving loans	Total
FICO score:
Below 600	$5	$5	$11	$17	$7	$18	$—	$63
600 - 699	74	60	66	96	43	90	5	434
700 - 799	1,424	747	815	1,419	744	1,026	29	6,204
800 +	306	392	572	986	594	727	8	3,585
FICO score not available	1	2	1	—	2	3	—	9
Total	$1,810	$1,206	$1,465	$2,518	$1,390	$1,864	$42	$10,295

LTV ratio:
Below 80%	$1,271	$874	$1,037	$1,926	$1,100	$1,432	$41	$7,681
80%+	539	332	428	592	290	432	1	2,614
Total	$1,810	$1,206	$1,465	$2,518	$1,390	$1,864	$42	$10,295

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Allowance for credit losses

The following table presents changes in the allowance for credit losses on held for investment bank loans by portfolio segment.

$ in millions	SBL	C&I loans	CRE loans (1)	REIT loans (1)	Residential mortgage loans	Tax-exempt loans	Total
Three months ended June 30, 2026
Balance at beginning of period	$6	$144	$206	$19	$64	$1	$440
Provision/(benefit) for credit losses	(1)	(15)	(6)	(4)	—	—	(26)
Net (charge-offs)/recoveries:
Charge-offs	—	(8)	(8)	—	—	—	(16)
Recoveries	—	—	1	—	—	—	1
Net charge-offs	—	(8)	(7)	—	—	—	(15)
Foreign exchange translation adjustment	—	—	(1)	—	—	—	(1)
Balance at end of period	$5	$121	$192	$15	$64	$1	$398

Nine months ended June 30, 2026
Balance at beginning of period	$8	$148	$182	$52	$61	$1	$452
Provision/(benefit) for credit losses	(3)	(18)	32	(37)	2	—	(24)
Net (charge-offs)/recoveries:
Charge-offs	—	(9)	(22)	—	—	—	(31)
Recoveries	—	—	1	—	1	—	2
Net (charge-offs)/recoveries	—	(9)	(21)	—	1	—	(29)
Foreign exchange translation adjustment	—	—	(1)	—	—	—	(1)
Balance at end of period	$5	$121	$192	$15	$64	$1	$398

ACL by loan portfolio segment as a % of total ACL	1.3%	30.3%	48.2%	3.8%	16.1%	0.3%	100.0%

Three months ended June 30, 2025
Balance at beginning of period	$7	$171	$181	$32	$60	$1	$452
Provision/(benefit) for credit losses	(1)	12	(1)	4	1	—	15
Net (charge-offs)/recoveries:
Charge-offs	—	(4)	—	—	—	—	(4)
Recoveries	—	1	—	—	—	—	1
Net charge-offs	—	(3)	—	—	—	—	(3)
Foreign exchange translation adjustment	—	1	—	—	—	—	1
Balance at end of period	$6	$181	$180	$36	$61	$1	$465

Nine months ended June 30, 2025
Balance at beginning of period	$6	$173	$188	$23	$65	$2	$457
Provision/(benefit) for credit losses	—	23	—	13	(4)	(1)	31
Net (charge-offs)/recoveries:
Charge-offs	—	(17)	(8)	—	—	—	(25)
Recoveries	—	2	1	—	—	—	3
Net charge-offs	—	(15)	(7)	—	—	—	(22)
Foreign exchange translation adjustment	—	—	(1)	—	—	—	(1)
Balance at end of period	$6	$181	$180	$36	$61	$1	$465

ACL by loan portfolio segment as a % of total ACL	1.3%	39.0%	38.7%	7.7%	13.1%	0.2%	100.0%

(1) During the nine months ended June 30, 2026, a certain loan and the associated allowance was reassigned from the REIT loan portfolio to the CRE loan portfolio based on changes in the loan characteristics during the period.

The allowance for credit losses on held for investment bank loans decreased $42 million and $54 million during the three and nine months ended June 30, 2026, respectively, primarily due to a $26 million and $24 million bank loan benefit for credit losses, respectively, and net charge-offs of $15 million and $29 million, respectively. The bank loan benefit for credit losses for the three and nine months ended June 30, 2026 primarily reflected net paydowns in our corporate loan portfolio, improved credit quality within our loan portfolio, and, for the nine-month period, an improved macroeconomic outlook.

The allowance for credit losses on unfunded lending commitments, which is included in “Other payables” on our Condensed Consolidated Statements of Financial Condition, was $22 million, $23 million, and $24 million at June 30, 2026, March 31, 2026, and September 30, 2025, respectively.

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

$ in millions	June 30, 2026	September 30, 2025
Affiliated with the firm as of period-end (1)	$2,108	$1,658
No longer affiliated with the firm as of period-end (2)	8	7
Total loans to financial advisors	2,116	1,665
Allowance for credit losses	(47)	(39)
Loans to financial advisors, net	$2,069	$1,626
Accrued interest receivable on loans to financial advisors (included in “Other receivables, net”)	$17	$12
Allowance for credit losses as a percent of total loans to financial advisors	2.22%	2.34%

(1)These loans were predominantly current.
(2)These loans were on nonaccrual status and predominantly past due for a period of 180 days or more.

The increase in the allowance for credit losses as of June 30, 2026 compared with September 30, 2025 was primarily due to loan growth.

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

$ in millions	Aggregate assets	Aggregate liabilities
June 30, 2026
LIHTC funds	$284	$145
Restricted Stock Trust Fund	30	30
Total	$314	$175

September 30, 2025
LIHTC funds	$74	$20
Restricted Stock Trust Fund	19	19
Total	$93	$39

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The following table presents information about the carrying value of the assets and liabilities of the VIEs which we consolidate and which are included on our Condensed Consolidated Statements of Financial Condition. Intercompany balances are eliminated in consolidation and are not reflected in the following table.

$ in millions	June 30, 2026	September 30, 2025
Assets:
Cash and cash equivalents and assets segregated for regulatory purposes and restricted cash	$24	$19
Other assets	260	55
Total assets	$284	$74
Liabilities:
Other payables	$136	$13
Total liabilities	$136	$13
Noncontrolling interests	$42	$1

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

	June 30, 2026			September 30, 2025
$ in millions	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
LIHTC funds	$10,222	$3,028	$77	$9,680	$3,031	$133
Private Equity Interests	3,216	976	112	3,043	948	105
Other	830	244	137	596	217	115
Total	$14,268	$4,248	$326	$13,319	$4,196	$353

NOTE 11 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

Our goodwill and identifiable intangible assets result from various acquisitions. During the nine months ended June 30, 2026, we acquired GreensLedge and Clark Capital, which resulted in an increase in our goodwill and identifiable intangible assets. See Note 3 for additional information on these acquisitions and the related goodwill and identifiable intangibles assets. See Notes 2 and 10 of our 2025 Form 10-K for additional information about our goodwill and intangible assets, including the related accounting policies.

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

$ in millions	June 30, 2026	September 30, 2025
Investments in corporate-owned life insurance policies	$1,795	$1,575
Property and equipment, net	714	670
ROU lease assets	617	583
Prepaid expenses	252	218
Investments in FHLB and FRB stock	103	103
Client-owned fractional shares	216	171
All other	418	195
Total other assets	$4,115	$3,515

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

$ in millions	June 30, 2026	September 30, 2025
ROU lease assets (included in “Other assets”)	$617	$583
Lease liabilities (included in “Other payables”)	$568	$538

Lease liabilities as of June 30, 2026 excluded $94 million of minimum lease payments related to lease arrangements that were legally binding but had not yet commenced. These leases are estimated to commence later in fiscal year 2026 through fiscal year 2027 with lease terms of up to 11 years.

Lease expense

The following table details the components of lease expense, which is included in “Occupancy and equipment” expense on our Condensed Consolidated Statements of Income and Comprehensive Income.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2026	2025	2026	2025
Lease costs	$41	$37	$117	$110
Variable lease costs	$10	$7	$25	$20
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

	June 30, 2026		September 30, 2025
$ in millions	Balance	Weighted-average rate	Balance	Weighted-average rate
Money market and savings accounts	$34,132	1.33%	$33,881	1.60%
Interest-bearing demand deposits	25,254	3.52%	22,532	3.86%
Certificates of deposit	3,326	3.92%	1,937	4.21%
Non-interest-bearing demand deposits	607	—	547	—
Total bank deposits	$63,319	2.35%	$58,897	2.56%

Total bank deposits included $26.00 billion and $26.56 billion as of June 30, 2026 and September 30, 2025, respectively, of cash balances which were swept to our Bank segment from the client investment accounts maintained at Raymond James & Associates, Inc. (“RJ&A”). Such deposits are held in Federal Deposit Insurance Corporation (“FDIC”)-insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”), and substantially all of these deposits were included in money market and savings accounts in the preceding table. Total bank deposits in the preceding table included $14.91 billion and $13.47 billion of deposits as of June 30, 2026 and September 30, 2025, respectively, associated with our Enhanced Savings Program (“ESP”), in which clients, substantially all within our Private Client Group, deposit cash in a high-yield Raymond James Bank account. Substantially all of the ESP balances were reflected in interest-bearing demand deposits in the preceding table.

The following table details the amount of total bank deposits (which excluded affiliate deposits) that are FDIC-insured, as well as the amount that exceeded the FDIC insurance limit at each respective period end.

$ in millions	June 30, 2026	September 30, 2025
FDIC-insured bank deposits	$52,461	$49,117
Bank deposits exceeding FDIC insurance limit (1) (2)	10,858	9,780
Total bank deposits	$63,319	$58,897
FDIC-insured bank deposits as a % of total bank deposits	83%	83%

(1)Bank deposits that exceeded the FDIC insurance limit were calculated in accordance with applicable regulatory reporting requirements.
(2)Excluded affiliate deposits exceeding the FDIC insurance limit of $1.34 billion and $1.24 billion as of June 30, 2026 and September 30, 2025, respectively.

The following table sets forth the amount of certificates of deposit that exceeded the FDIC insurance limit, categorized by the time remaining until maturity, as of June 30, 2026.

$ in millions	June 30, 2026
Three months or less	$73
Over three through six months	92
Over six through twelve months	32
Over twelve months	313
Total certificates of deposit that exceeded the FDIC insurance limit (1)	$510

(1)Total certificates of deposit that exceeded the FDIC insurance limit were calculated in accordance with applicable regulatory reporting requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

The maturities by fiscal year of our certificates of deposit as of June 30, 2026 are presented in the following table.

$ in millions
Remainder of 2026	$652
2027	1,413
2028	877
2029	228
2030	88
Thereafter	68
Total certificates of deposit	$3,326

Interest expense on deposits, excluding interest expense related to affiliate deposits, is summarized in the following table.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2026	2025	2026	2025
Money market and savings accounts	$117	$142	$359	$446
Interest-bearing demand deposits	204	212	589	646
Certificates of deposit	27	19	69	71
Total interest expense on deposits	$348	$373	$1,017	$1,163

During the nine months ended June 30, 2026 and 2025, we used an interest rate swap to manage the risk of increases in interest rates associated with certain money market and savings accounts by converting the balances subject to variable interest rates to a fixed interest rate. This interest rate swap matured during the three months ended March 31, 2026 and was not renewed. See Note 2 of our 2025 Form 10-K for information regarding this interest rate swap, which was designated and accounted for as a cash flow hedge.

NOTE 15 – OTHER BORROWINGS

The following table details the components of our other borrowings.

	June 30, 2026			September 30, 2025
$ in millions	Weighted-average interest rate	Maturity date	Balance	Weighted-average interest rate	Maturity date	Balance
FHLB advances:
Floating rate - term	3.89%	December 2026 - September 2027	$300	4.44%	December 2025 - December 2026	$500
Fixed rate	4.04%	December 2027 - December 2028	400	4.10%	December 2028	200
Total FHLB advances			700			700
Secured and unsecured lines of credit	4.30%	Overnight	250	N/A	N/A	—
Total other borrowings			$950			$700

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

Credit Facility

RJF and RJ&A are parties to a revolving credit facility agreement (the “Credit Facility”), a committed unsecured line of credit under which both RJ&A or RJF have the ability to borrow. The Credit Facility has a term through September 2030 and provides for maximum borrowings of up to $1 billion. The interest rates on borrowings under the Credit Facility are variable and based on SOFR, as adjusted for RJF’s credit rating. There were no borrowings outstanding on the Credit Facility as of June 30, 2026 or September 30, 2025. There is a facility fee associated with the Credit Facility, which also varies with RJF’s credit rating (the “Variable Rate Facility Fee”). Based upon RJF’s credit rating as of June 30, 2026, the Variable Rate Facility Fee, which is applied to the committed amount, was 0.125% per annum.

Other

In addition to the Credit Facility, we maintain various uncommitted secured and unsecured lines of credit, which are generally utilized to finance certain fixed income trading instruments or for cash management purposes. As of June 30, 2026, $250 million was outstanding under our secured and unsecured lines of credit compared with no borrowings outstanding under our lines of credit as of September 30, 2025. Borrowings during the period were generally day-to-day. The interest rates for these arrangements are variable and are based on a daily bank quoted rate, which may reference SOFR, the federal funds rate, a lender’s prime rate, the Canadian prime rate or another commercially available rate, as applicable.

A portion of our fixed income transactions are cleared through a third-party clearing organization, which provides financing for the purchase of trading instruments to support such transactions. The amount of financing is based on the amount of trading inventory financed, as well as any deposits held at the clearing organization. Amounts outstanding under this financing arrangement are collateralized by a portion of our trading inventory and accrue interest based on market rates. While we had borrowings outstanding as of June 30, 2026, the clearing organization is under no contractual obligation to lend to us under this arrangement. We also have other collateralized financings included in “Collateralized financings” on our Condensed Consolidated Statements of Financial Condition. See Note 7 for information regarding our other collateralized financing arrangements.

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

Effective income tax rate

Our effective income tax rate was 23.1% for the nine months ended June 30, 2026, compared with 21.3% for our fiscal year 2025. The increase in the effective income tax rate was primarily driven by lower share-based compensation deductions in the current-year period compared with fiscal 2025, as well as the favorable impact on our fiscal 2025 effective income tax rate of the release of accruals for uncertain tax positions following the expiration of applicable statutes of limitations that did not reoccur in the current-year period. For additional information regarding our fiscal 2025 effective income tax rate, refer to Note 17 of our 2025 Form 10-K.

Uncertain tax positions

Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is reasonably possible that our uncertain tax position liability balance may decrease within the next 12 months by up to $13 million due to expiration of statutes of limitations of federal and state tax returns.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 17 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Underwriting commitments

In the normal course of business, we enter into commitments for debt and equity underwritings. As of June 30, 2026, we had four such open underwriting commitments, which were subsequently settled in open market transactions and did not result in any losses.

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

$ in millions	June 30, 2026	September 30, 2025
SBL and other consumer lines of credit	$68,139	$56,048
Commercial lines of credit	$5,150	$5,441
Unfunded lending commitments	$534	$716
Standby letters of credit	$234	$217

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

We offer loans to prospective financial advisors for recruiting and retention purposes. See Note 2 of our 2025 Form 10-K and Note 9 of this Form 10-Q for additional information regarding our loans to financial advisors. These offers are contingent upon certain events occurring, including the individuals joining us or continuing their affiliation with us and meeting certain other conditions outlined in their offer. We had unfunded commitments of $14 million for loans to financial advisors who have met such conditions as of June 30, 2026.

Investment commitments

As of June 30, 2026, we had unfunded commitments of $148 million, primarily related to investments held by Raymond James Bank and TriState Capital Bank and certain renewable energy tax credit investments.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Other commitments

Raymond James Affordable Housing Investments, Inc. (“RJAHI”) sells investments in project partnerships to various LIHTC funds, which have third-party investors, and for which RJAHI serves as the managing member or general partner. RJAHI typically sells investments in project partnerships to LIHTC funds within 90 days of their acquisition. Until such investments are sold to LIHTC funds, RJAHI is responsible for funding investment commitments to such partnerships. As of June 30, 2026, RJAHI had committed approximately $185 million to project partnerships that had not yet been sold to LIHTC funds. Because we expect to sell these project partnerships to LIHTC funds and the equity funding events arise over future periods, the contractual commitments are not expected to materially impact our future liquidity requirements. RJAHI may also make short-term loans or advances to project partnerships and LIHTC funds.

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

For information regarding our lease commitments see Note 13 of this Form 10-Q and for information on the maturities of our lease liabilities see Note 13 of our 2025 Form 10-K. For information regarding our contingent consideration related to our acquisitions see Note 3 and Note 4 of this Form 10-Q.

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

There are certain matters for which we are unable to estimate the upper end of the range of reasonably possible loss. With respect to legal and regulatory matters for which management has been able to estimate a range of reasonably possible loss as of June 30, 2026, the estimated upper end of the range of reasonably possible aggregate loss was approximately $10 million in excess of the aggregate accruals for such matters.  Refer to Note 2 of our 2025 Form 10-K for a discussion of our criteria for recognizing liabilities for contingencies.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 18 – SHAREHOLDERS’ EQUITY

Preferred stock

On January 2, 2026, we redeemed all 80,500 outstanding shares of our 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”), which triggered the redemption of the related depositary shares, each representing a 1/40th interest of a share of Series B Preferred Stock, for an aggregate redemption value of $81 million. For further details regarding our preferred stock see Note 19 of our 2025 Form 10‑K.

The following table details the shares outstanding, carrying value, and aggregate liquidation preference of our preferred stock.

$ in millions	June 30, 2026	September 30, 2025
Series B Preferred Stock:
Shares outstanding	—	80,500
Carrying value	$—	$79
Aggregate liquidation preference	$—	$81

The following table details dividends declared and dividends paid on our Series B Preferred Stock for the three and nine months ended June 30, 2026 and 2025.

	Three months ended June 30,		Nine months ended June 30,
$ in millions, except per share amounts	2026	2025	2026	2025
Dividends declared:
Total dividends declared (1)	$—	$1	$3	$4
Dividends declared per preferred share	$—	$15.94	$15.94	$47.82
Dividends paid:
Total dividends paid (1)	$—	$1	$4	$4
Dividends paid per preferred share	$—	$15.94	$31.88	$47.82

(1)Preferred stock dividends on our Condensed Consolidated Statements of Income and Comprehensive Income for the nine months ended June 30, 2026 included the $2 million excess of the redemption value of our Series B Preferred Stock over the carrying value, which was reported as an increase to preferred dividends and reduced net income available to common shareholders.

Common equity

The following table presents the changes in our common shares outstanding for the three and nine months ended June 30, 2026 and 2025.

	Three months ended June 30,		Nine months ended June 30,
Shares in millions	2026	2025	2026	2025
Balance beginning of period	194.6	203.1	198.1	203.3
Repurchases of common stock under the Board of Directors’ common stock repurchase authorization	(2.6)	(3.3)	(7.7)	(5.3)
Issuances due to vesting of RSUs, employee stock purchases, and exercise of stock options, net of forfeitures	0.1	0.2	1.7	2.0
Balance end of period	192.1	200.0	192.1	200.0

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

Share repurchases

We repurchase shares of our common stock from time to time for a number of reasons, including to offset dilution, which could arise from share issuances resulting from share-based compensation programs or acquisitions. In December 2025, our Board of Directors authorized common stock repurchases of up to $2 billion, which replaced the previous authorization. Our share repurchases are effected primarily through regular open-market purchases, typically under a SEC Rule 10b-18 plan, the amounts and timing of which are determined primarily by our current and projected capital position, applicable legal and regulatory constraints, general market conditions and the price and trading volumes of our common stock. During the three months ended June 30, 2026, we repurchased 2.6 million shares of our common stock for $400 million at an average price of $152 per share. During the nine months ended June 30, 2026, we repurchased 7.7 million shares of our common stock for $1.2 billion. As of June 30, 2026, $1.1 billion remained available under the Board of Directors’ common stock repurchase authorization.

Common stock dividends

Dividends per common share declared and paid are detailed in the following table for each respective period.

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Dividends per common share - declared	$0.54	$0.50	$1.62	$1.50
Dividends per common share - paid	$0.54	$0.50	$1.58	$1.45

Our dividend payout ratio is detailed in the following table for each respective period and is computed by dividing dividends declared per common share by earnings per diluted common share.

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Dividend payout ratio	17.9%	23.6%	19.0%	20.4%

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

$ in millions	Net investment hedges	Currency translations	Subtotal: net investment hedges and currency translations	Available- for-sale securities	Cash flow hedges	Total
Three months ended June 30, 2026
AOCI as of beginning of period	$190	$(205)	$(15)	$(358)	$5	$(368)
OCI:
OCI before reclassifications and taxes	29	(25)	4	(13)	1	(8)
Amounts reclassified from AOCI, before tax	—	—	—	—	(2)	(2)
Pre-tax net OCI	29	(25)	4	(13)	(1)	(10)
Income tax effect	(6)	—	(6)	3	—	(3)
OCI for the period, net of tax	23	(25)	(2)	(10)	(1)	(13)
AOCI as of end of period	$213	$(230)	$(17)	$(368)	$4	$(381)

Nine months ended June 30, 2026
AOCI as of beginning of period	$184	$(196)	$(12)	$(391)	$7	$(396)
OCI:
OCI before reclassifications and taxes	38	(34)	4	31	3	38
Amounts reclassified from AOCI, before tax	—	—	—	—	(7)	(7)
Pre-tax net OCI	38	(34)	4	31	(4)	31
Income tax effect	(9)	—	(9)	(8)	1	(16)
OCI for the period, net of tax	29	(34)	(5)	23	(3)	15
AOCI as of end of period	$213	$(230)	$(17)	$(368)	$4	$(381)

Three months ended June 30, 2025
AOCI as of beginning of period	$205	$(263)	$(58)	$(496)	$8	$(546)
OCI:
OCI before reclassifications and taxes	(60)	104	44	71	—	115
Amounts reclassified from AOCI, before tax	—	—	—	—	(4)	(4)
Pre-tax net OCI	(60)	104	44	71	(4)	111
Income tax effect	14	—	14	(18)	1	(3)
OCI for the period, net of tax	(46)	104	58	53	(3)	108
AOCI as of end of period	$159	$(159)	$—	$(443)	$5	$(438)

Nine months ended June 30, 2025
AOCI as of beginning of period	$145	$(169)	$(24)	$(485)	$7	$(502)
OCI:
OCI before reclassifications and taxes	19	10	29	52	13	94
Amounts reclassified from AOCI, before tax	—	—	—	2	(16)	(14)
Pre-tax net OCI	19	10	29	54	(3)	80
Income tax effect	(5)	—	(5)	(12)	1	(16)
OCI for the period, net of tax	14	10	24	42	(2)	64
AOCI as of end of period	$159	$(159)	$—	$(443)	$5	$(438)

Reclassifications from AOCI to net income, excluding taxes, for the three and nine months ended June 30, 2026 and three months ended June 30, 2025 were recorded in “Interest expense” on the Condensed Consolidated Statements of Income and Comprehensive Income. Reclassifications from AOCI to net income, excluding taxes, for the nine months ended June 30, 2025 were recorded in “Other revenue” and “Interest expense” on the Condensed Consolidated Statements of Income and Comprehensive Income.

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

	Three months ended June 30, 2026
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,734	$—	$352	$—	$(11)	$2,075
Brokerage revenues:
Securities commissions:
Mutual and other fund products	170	2	1	—	—	173
Insurance and annuity products	142	—	—	—	—	142
Equities, exchange-traded funds (“ETFs”) and fixed income products	145	48	—	—	(5)	188
Subtotal securities commissions	457	50	1	—	(5)	503
Principal transactions (1)	28	99	—	—	(1)	126
Total brokerage revenues	485	149	1	—	(6)	629
Account and service fees:
Mutual fund and other investment products	149	1	3	—	—	153
RJBDP fees	283	2	—	—	(187)	98
Client account and other fees	78	2	3	—	(18)	65
Total account and service fees	510	5	6	—	(205)	316
Investment banking:
Merger & acquisition and advisory	—	150	—	—	(3)	147
Equity underwriting	9	50	—	—	—	59
Debt underwriting	—	85	—	—	—	85
Total investment banking	9	285	—	—	(3)	291
Other:
Affordable housing investments business revenues	—	35	—	—	—	35
All other (1)	8	1	1	16	(4)	22
Total other	8	36	1	16	(4)	57
Total non-interest revenues	2,746	475	360	16	(229)	3,368
Interest income (1)	115	25	2	831	21	994
Total revenues	2,861	500	362	847	(208)	4,362
Interest expense	(20)	(23)	—	(359)	(32)	(434)
Net revenues	$2,841	$477	$362	$488	$(240)	$3,928

(1)These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

	Three months ended June 30, 2025
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$1,462	$—	$280	$—	$(9)	$1,733
Brokerage revenues:
Securities commissions:
Mutual and other fund products	146	1	1	—	—	148
Insurance and annuity products	129	—	—	—	—	129
Equities, ETFs and fixed income products	115	41	1	—	(3)	154
Subtotal securities commissions	390	42	2	—	(3)	431
Principal transactions (1)	30	96	—	2	—	128
Total brokerage revenues	420	138	2	2	(3)	559
Account and service fees:
Mutual fund and other investment products	126	—	3	—	—	129
RJBDP fees	303	2	—	—	(195)	110
Client account and other fees	72	2	2	—	(13)	63
Total account and service fees	501	4	5	—	(208)	302
Investment banking:
Merger & acquisition and advisory	—	105	—	—	—	105
Equity underwriting	9	38	—	—	—	47
Debt underwriting	—	60	—	—	—	60
Total investment banking	9	203	—	—	—	212
Other:
Affordable housing investments business revenues	—	33	—	—	—	33
All other (1)	5	—	1	16	(9)	13
Total other	5	33	1	16	(9)	46
Total non-interest revenues	2,397	378	288	18	(229)	2,852
Interest income (1)	114	27	3	823	23	990
Total revenues	2,511	405	291	841	(206)	3,842
Interest expense	(23)	(24)	—	(383)	(14)	(444)
Net revenues	$2,488	$381	$291	$458	$(220)	$3,398

(1)    These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

	Nine months ended June 30, 2026
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$5,138	$1	$983	$—	$(32)	$6,090
Brokerage revenues:
Securities commissions:
Mutual and other fund products	510	6	3	—	(1)	518
Insurance and annuity products	406	—	—	—	—	406
Equities, ETFs and fixed income products	440	144	—	—	(12)	572
Subtotal securities commissions	1,356	150	3	—	(13)	1,496
Principal transactions (1)	87	296	—	7	(2)	388
Total brokerage revenues	1,443	446	3	7	(15)	1,884
Account and service fees:
Mutual fund and other investment products	443	2	11	—	(2)	454
RJBDP fees	852	5	—	—	(565)	292
Client account and other fees	223	6	8	—	(48)	189
Total account and service fees	1,518	13	19	—	(615)	935
Investment banking:
Merger & acquisition and advisory	—	408	—	—	(3)	405
Equity underwriting	24	137	—	—	—	161
Debt underwriting	—	212	—	—	—	212
Total investment banking	24	757	—	—	(3)	778
Other:
Affordable housing investments business revenues	—	94	—	—	—	94
All other (1)	20	2	2	40	(6)	58
Total other	20	96	2	40	(6)	152
Total non-interest revenues	8,143	1,313	1,007	47	(671)	9,839
Interest income (1)	336	80	8	2,464	73	2,961
Total revenues	8,479	1,393	1,015	2,511	(598)	12,800
Interest expense	(60)	(72)	—	(1,050)	(96)	(1,278)
Net revenues	$8,419	$1,321	$1,015	$1,461	$(694)	$11,522

(1)These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

	Nine months ended June 30, 2025
$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Revenues:
Asset management and related administrative fees	$4,395	$1	$840	$—	$(35)	$5,201
Brokerage revenues:
Securities commissions:
Mutual and other fund products	450	5	3	—	(1)	457
Insurance and annuity products	364	—	—	—	—	364
Equities, ETFs and fixed income products	371	117	3	—	(10)	481
Subtotal securities commissions	1,185	122	6	—	(11)	1,302
Principal transactions (1)	87	303	—	6	—	396
Total brokerage revenues	1,272	425	6	6	(11)	1,698
Account and service fees:
Mutual fund and other investment products	382	—	10	—	(1)	391
RJBDP fees	947	5	—	—	(568)	384
Client account and other fees	208	6	7	—	(31)	190
Total account and service fees	1,537	11	17	—	(600)	965
Investment banking:
Merger & acquisition and advisory	—	460	—	—	—	460
Equity underwriting	26	104	—	—	—	130
Debt underwriting	—	163	—	—	—	163
Total investment banking	26	727	—	—	—	753
Other:
Affordable housing investments business revenues	—	82	—	—	—	82
All other (1)	16	1	1	38	(13)	43
Total other	16	83	1	38	(13)	125
Total non-interest revenues	7,246	1,247	864	44	(659)	8,742
Interest income (1)	350	84	10	2,472	64	2,980
Total revenues	7,596	1,331	874	2,516	(595)	11,722
Interest expense	(74)	(74)	—	(1,199)	(37)	(1,384)
Net revenues	$7,522	$1,257	$874	$1,317	$(632)	$10,338

(1)These revenues are generally not in scope of the accounting guidance for revenue from contracts with customers.

At June 30, 2026 and September 30, 2025, net receivables related to contracts with customers were $564 million and $532 million, respectively.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 20 – INTEREST INCOME AND INTEREST EXPENSE

For further information about our significant accounting policies related to interest income and interest expense see Notes 2 and 21 of our 2025 Form 10-K. The following table details the components of interest income and interest expense.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2026	2025	2026	2025
Interest income:
Cash and cash equivalents	$88	$103	$275	$331
Assets segregated for regulatory purposes and restricted cash	32	36	98	114
Trading assets — debt securities	20	19	61	57
Available-for-sale securities	43	45	124	142
Brokerage client receivables	44	42	128	128
Bank loans, net	736	715	2,183	2,123
All other	31	30	92	85
Total interest income	$994	$990	$2,961	$2,980
Interest expense:
Bank deposits	$348	$373	1,017	$1,163
Trading liabilities — debt securities	11	11	35	32
Brokerage client payables	13	15	37	52
Other borrowings	6	7	16	21
Senior notes payable	43	23	129	69
All other	13	15	44	47
Total interest expense	$434	$444	$1,278	$1,384
Net interest income	$560	$546	$1,683	$1,596
Less: Bank loan provision/(benefit) for credit losses	(26)	15	(24)	31
Net interest income after bank loan provision/(benefit) for credit losses	$586	$531	$1,707	$1,565

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

Restricted stock units

During the three and nine months ended June 30, 2026, we granted approximately 67 thousand and 1.7 million RSUs, respectively, with a weighted-average grant-date fair value of $153.48 and $156.50, respectively, compared with approximately 110 thousand and 2.0 million RSUs granted during the three and nine months ended June 30, 2025, respectively, with a weighted-average grant-date fair value of $148.72 and $162.23, respectively. For the three and nine months ended June 30, 2026, total share-based compensation amortization related to RSUs was $48 million and $176 million, respectively, compared with $49 million and $192 million for the three and nine months ended June 30, 2025, respectively.

As of June 30, 2026, there were $383 million of total pre-tax compensation costs not yet recognized (net of estimated forfeitures) related to RSUs, including those granted during the nine months ended June 30, 2026. These costs are expected to be recognized over a weighted-average period of three years.

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

Under these rules, requirements are established for both the quantity and quality of capital held by banking organizations. RJF, Raymond James Bank, and TriState Capital Bank are required to maintain minimum leverage ratios (defined as tier 1 capital divided by adjusted average assets), as well as minimum ratios of tier 1 capital, common equity tier 1 (“CET1”) capital, and total capital to risk-weighted assets. These capital ratios incorporate quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under the regulatory capital rules and are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. We calculate these ratios in order to assess compliance with both regulatory requirements and internal capital policies. In order to maintain our ability to take certain capital actions, including dividends and common equity repurchases, and to make certain discretionary bonus payments, we must hold a capital conservation buffer above our minimum risk-based capital requirements. As of June 30, 2026, capital levels at RJF, Raymond James Bank, and TriState Capital Bank exceeded the capital conservation buffer requirements and each entity was categorized as “well-capitalized.” For further discussion of regulatory capital requirements applicable to certain of our businesses and subsidiaries, see Note 23 of our 2025 Form 10-K.

The following table presents regulatory capital ratio requirements for RJF as of June 30, 2026 and September 30, 2025.

	Required ratio (1)	Well-capitalized	June 30, 2026		September 30, 2025
$ in millions			Ratio	Amount	Ratio	Amount
RJF:
Tier 1 leverage	4.0%	N/A (2)	11.7%	$10,651	13.1%	$11,156
Tier 1 capital	8.5%	6.0%	21.5%	$10,651	23.0%	$11,156
CET1 capital	7.0%	N/A (2)	21.5%	$10,651	22.9%	$11,081
Total capital	10.5%	10.0%	22.5%	$11,126	24.1%	$11,687

(1)The required ratio for tier 1 capital, CET1 capital, and total capital reflect our minimum risk-based capital requirements plus a capital conservation buffer of 2.5%.
(2)The Fed’s regulations do not establish well-capitalized thresholds for these measures for BHCs.

As of June 30, 2026, RJF’s regulatory capital decreased compared with September 30, 2025, primarily due to share repurchases, dividends, goodwill and intangible assets arising from our current-year acquisitions (see Note 3 for further information), and the redemption of our Series B preferred stock, partially offset by positive earnings. RJF’s tier 1 capital and total capital ratios decreased compared with September 30, 2025 resulting from the decrease in regulatory capital and an increase in risk-weighted assets. The increase in risk-weighted assets was primarily driven by increases in other assets, including investments in corporate-owned life insurance policies. RJF’s tier 1 leverage ratio at June 30, 2026 decreased compared to September 30, 2025 due to an increase in average assets and the decrease in regulatory capital. The increase in average assets was primarily driven by increases in average bank loans.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

For RJF to maintain its status as a financial holding company, Raymond James Bank and TriState Capital Bank must, among other things, qualify as “well-capitalized.” The following table presents regulatory capital ratio requirements for RJB and TSC as of June 30, 2026 and September 30, 2025. Our banks’ failure to remain well-capitalized could result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements.

	Required ratio (1)	Well-capitalized	June 30, 2026		September 30, 2025
$ in millions			Ratio	Amount	Ratio	Amount
Raymond James Bank:
Tier 1 leverage	4.0%	5.0%	8.0%	$3,612	8.0%	$3,434
Tier 1 capital	8.5%	8.0%	15.1%	$3,612	13.9%	$3,434
CET1 capital	7.0%	6.5%	15.1%	$3,612	13.9%	$3,434
Total capital	10.5%	10.0%	16.4%	$3,911	15.2%	$3,743
TriState Capital Bank:
Tier 1 leverage	4.0%	5.0%	7.4%	$1,796	7.6%	$1,661
Tier 1 capital	8.5%	8.0%	18.5%	$1,796	16.8%	$1,661
CET1 capital	7.0%	6.5%	18.5%	$1,796	16.8%	$1,661
Total capital	10.5%	10.0%	19.1%	$1,859	17.5%	$1,732

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

$ in millions	June 30, 2026	September 30, 2025
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	21.4%	30.3%
Net capital	$984	$1,030
Less: required net capital	(92)	(68)
Excess net capital	$892	$962

As of June 30, 2026, all of our other active regulated domestic and international subsidiaries were in compliance with and exceeded all applicable capital requirements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

NOTE 23 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share.

	Three months ended June 30,		Nine months ended June 30,
$ in millions, except per share amounts	2026	2025	2026	2025
Income for basic earnings per common share:
Net income available to common shareholders	$595	$435	$1,699	$1,527
Less allocation of earnings and dividends to participating securities	(1)	—	(2)	(2)
Net income available to common shareholders after participating securities	$594	$435	$1,697	$1,525
Income for diluted earnings per common share:
Net income available to common shareholders	$595	$435	$1,699	$1,527
Less allocation of earnings and dividends to participating securities	(1)	—	(2)	(2)
Net income available to common shareholders after participating securities	$594	$435	$1,697	$1,525
Common shares:
Average common shares in basic computation	194.0	201.2	195.7	203.0
Dilutive effect of outstanding stock options and certain RSUs	3.2	4.3	3.4	4.6
Average common and common equivalent shares used in diluted computation	197.2	205.5	199.1	207.6
Earnings per common share:
Basic	$3.06	$2.16	$8.67	$7.51
Diluted	$3.01	$2.12	$8.52	$7.35
Stock options and certain RSUs excluded from weighted-average diluted common shares because their effect would be antidilutive	0.1	1.1	—	1.1

The allocation of earnings and dividends to participating securities in the preceding table represents dividends paid during the period to participating securities, consisting of restricted stock awards and certain RSUs, plus an allocation of undistributed earnings to such participating securities. Participating securities and related dividends paid on these participating securities were insignificant for each of the three and nine months ended June 30, 2026 and 2025.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings as if all earnings for the period had been distributed.

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

The following tables present information concerning operations in these segments.

$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Three months ended June 30, 2026
Revenues:
Non-interest revenues (1)	$2,746	$475	$360	$16	$(229)	$3,368
Net interest income	95	2	2	472	(11)	560
Net revenues	2,841	477	362	488	(240)	3,928
Non-interest expenses:
Compensation, commissions and benefits	2,124	300	76	47	32	2,579
Bank loan benefit for credit losses	—	—	—	(26)	—	(26)
All other (1)	294	129	143	261	(202)	625
Total non-interest expense	2,418	429	219	282	(170)	3,178
Total pre-tax income/(loss)	$423	$48	$143	$206	$(70)	$750

Three months ended June 30, 2025
Revenues:
Non-interest revenues (1)	$2,397	$378	$288	$18	$(229)	$2,852
Net interest income	91	3	3	440	9	546
Net revenues	2,488	381	291	458	(220)	3,398
Non-interest expenses:
Compensation, commissions and benefits	1,803	262	54	47	36	2,202
Bank loan provision for credit losses	—	—	—	15	—	15
All other (1)	274	173	112	273	(214)	618
Total non-interest expense	2,077	435	166	335	(178)	2,835
Total pre-tax income/(loss)	$411	$(54)	$125	$123	$(42)	$563

(1)“Non-interest revenues” for the PCG segment and “All other” non-interest expenses for the Bank segment included $185 million and $193 million of RJBDP fees paid to PCG for the three months ended June 30, 2026 and 2025, respectively. Such fees were eliminated in consolidation.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

$ in millions	Private Client Group	Capital Markets	Asset Management	Bank	Other and intersegment eliminations	Total
Nine months ended June 30, 2026
Revenues:
Non-interest revenues (1)	$8,143	$1,313	$1,007	$47	$(671)	$9,839
Net interest income	276	8	8	1,414	(23)	1,683
Net revenues	8,419	1,321	1,015	1,461	(694)	11,522
Non-interest expenses:
Compensation, commissions and benefits	6,283	854	200	142	91	7,570
Bank loan benefit for credit losses	—	—	—	(24)	—	(24)
All other (1)	858	359	392	798	(644)	1,763
Total non-interest expense	7,141	1,213	592	916	(553)	9,309
Total pre-tax income/(loss)	$1,278	$108	$423	$545	$(141)	$2,213

Nine months ended June 30, 2025
Revenues:
Non-interest revenues (1)	$7,246	$1,247	$864	$44	$(659)	$8,742
Net interest income	276	10	10	1,273	27	1,596
Net revenues	7,522	1,257	874	1,317	(632)	10,338
Non-interest expenses:
Compensation, commissions and benefits	5,433	825	169	138	113	6,678
Bank loan provision for credit losses	—	—	—	31	—	31
All other (1)	785	376	334	790	(639)	1,646
Total non-interest expense	6,218	1,201	503	959	(526)	8,355
Total pre-tax income/(loss)	$1,304	$56	$371	$358	$(106)	$1,983

(1)“Non-interest revenues” for the PCG segment and “All other” non-interest expenses for the Bank segment included $560 million and $563 million of RJBDP fees paid to PCG for the nine months ended June 30, 2026 and 2025, respectively. Such fees were eliminated in consolidation.

No individual client accounted for more than 10% of revenues in any of the periods presented.

The following table presents our total assets on a segment basis.

$ in millions	June 30, 2026	September 30, 2025
Total assets:
Private Client Group	$14,975	$14,007
Capital Markets	3,912	3,426
Asset Management	1,263	632
Bank	70,054	65,263
Other	4,033	4,902
Total	$94,237	$88,230

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)	Index

Substantially all of our operations are located in the U.S., Canada, and Europe. The vast majority of our long-lived assets are located in the U.S.  The following table presents our net revenues and pre-tax income/(loss) classified by major geographic area in which they were earned.

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2026	2025	2026	2025
Net revenues:
U.S.	$3,589	$3,107	$10,526	$9,445
Canada	189	149	565	474
Europe	150	142	431	419
Total net revenues	$3,928	$3,398	$11,522	$10,338
Pre-tax income/(loss):
U.S.	$715	$546	$2,114	$1,875
Canada	41	23	120	97
Europe	(6)	(6)	(21)	11
Total pre-tax income	$750	$563	$2,213	$1,983
The following table presents our total assets by major geographic area in which they were held.

$ in millions	June 30, 2026	September 30, 2025
Total assets:
U.S.	$87,770	$82,289
Canada	3,596	3,182
Europe	2,871	2,759
Total	$94,237	$88,230

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
EXECUTIVE OVERVIEW

Summary results of operations

	Three months ended June 30,			Nine months ended June 30,
$ in millions, except per share amounts	2026	2025	% change	2026	2025	% change
Net revenues	$3,928	$3,398	16%	$11,522	$10,338	11%
Compensation, commissions and benefits expense	$2,579	$2,202	17%	$7,570	$6,678	13%
Non-compensation expenses	$599	$633	(5)%	$1,739	$1,677	4%
Pre-tax income	$750	$563	33%	$2,213	$1,983	12%
Net income available to common shareholders	$595	$435	37%	$1,699	$1,527	11%

Earnings per common share – basic	$3.06	$2.16	42%	$8.67	$7.51	15%
Earnings per common share – diluted	$3.01	$2.12	42%	$8.52	$7.35	16%

Non-GAAP measures:
Adjusted net income available to common shareholders (1)	$620	$449	38%	$1,761	$1,570	12%
Adjusted earnings per common share - diluted (1)	$3.14	$2.18	44%	$8.83	$7.55	17%

	Three months ended June 30,		Nine months ended June 30,
Other selected financial highlights	2026	2025	2026	2025
Pre-tax margin	19.1%	16.6%	19.2%	19.2%
Adjusted pre-tax margin (1)	19.9%	17.1%	19.9%	19.7%
Annualized return on common equity (“ROCE”)	18.8%	14.3%	18.1%	17.1%
Adjusted annualized ROCE (1)	19.6%	14.8%	18.7%	17.5%
Annualized return on tangible common equity (“ROTCE”) (1)	22.6%	16.7%	21.3%	19.9%
Adjusted annualized ROTCE (1)	23.5%	17.2%	22.0%	20.5%
Total compensation ratio	65.7%	64.8%	65.7%	64.6%
Adjusted total compensation ratio (1)	65.5%	64.5%	65.5%	64.4%
Effective income tax rate	20.7%	22.6%	23.1%	22.8%

Quarter ended June 30, 2026 compared with the quarter ended June 30, 2025

For our fiscal third quarter of 2026, we generated net revenues of $3.93 billion, an increase of 16% compared with the prior-year quarter, and pre-tax income of $750 million, an increase of 33%. Our net income available to common shareholders of $595 million increased 37% compared with the prior-year quarter and our earnings per diluted share were $3.01, an increase of 42%. Our ROCE was 18.8%, up from 14.3% for the prior-year quarter, and our ROTCE was 22.6%(1), compared with 16.7%(1) for the prior-year quarter.

For the three months ended June 30, 2026, adjusted net income available to common shareholders, which excluded the impact of $25 million of acquisition-related expenses, net of tax, was $620 million(1), an increase of 38% compared with adjusted net income available to common shareholders for the prior-year quarter. Our adjusted earnings per diluted share were $3.14(1), an increase of 44% compared with the prior-year quarter. Adjusted ROCE was 19.6%(1), compared with 14.8%(1) for the prior-year quarter, and adjusted ROTCE was 23.5%(1), compared with 17.2%(1) for the prior-year quarter.

The increase in net revenues compared with the prior-year quarter was primarily due to higher asset management and related administrative fees, reflecting growth in PCG fee-based client assets resulting from market appreciation and net new assets driven by financial advisor recruiting and retention. Net revenues also increased due to higher investment banking revenues largely driven by higher mergers & acquisitions and advisory and debt underwriting revenues, and higher brokerage revenues due to an increase in client activity in our PCG segment.

(1)These are non-GAAP financial measures. Please see the “Reconciliation of non-GAAP financial measures to GAAP financial measures” in this MD&A for a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures and for other important disclosures.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Compensation, commissions and benefits expense increased 17%, primarily due to an increase in commissions expense resulting from higher asset management and related administrative fees and brokerage revenues in the PCG segment, and an increase in compensation costs related to our growth, including incremental compensation expense associated with our current-year acquisitions of Clark Capital and GreensLedge and higher PCG financial advisor recruiting and retention-related compensation. Our total compensation ratio, or the ratio of compensation, commissions and benefits expense to net revenues, was 65.7% compared with 64.8% for the prior-year quarter. Our adjusted total compensation ratio, which excluded acquisition-related compensation expenses, was 65.5%(1) compared with 64.5%(1) for the prior-year quarter. The increase in the total compensation ratio primarily resulted from changes in our revenue mix compared with the prior-year quarter, as revenues with a higher associated direct compensation expense, including asset management and related administrative fees, increased, while interest-related revenues in the PCG segment, which have little associated direct compensation expense, decreased.

Non-compensation expenses decreased 5%, primarily due to a $58 million prior-year quarter expense associated with the settlement of a certain legal matter which did not reoccur, as well as the impact of a bank loan benefit for credit losses of $26 million for the current quarter compared with a provision of $15 million for the prior-year quarter. These decreases were partially offset by higher professional fees, reflecting an increase in external legal fees during the current quarter, and an increase in expenses related to our growth, including incremental expenses associated with our acquisitions of Clark Capital and GreensLedge in fiscal 2026 and higher business development expenses.

Our effective income tax rate was 20.7% for our fiscal third quarter of 2026, a decrease from 22.6% for the prior-year quarter largely due to higher non-taxable valuation gains on our corporate-owned life insurance policies reflected in the current quarter compared with the prior-year quarter.

We continue to maintain strong levels of liquidity and capital. As of June 30, 2026, our tier 1 leverage ratio was 11.7% and total capital ratio was 22.5%, both well above regulatory capital requirements. We also continue to have substantial liquidity with $2.5 billion of RJF corporate cash(2) as of June 30, 2026. Consistent with our long‑term strategic priorities and disciplined acquisition approach, during the current quarter we deployed capital and liquidity in connection with our acquisition of Clark Capital. During the three months ended June 30, 2026, we repurchased $400 million of our common stock at an average price of $152 per share under the Board’s common stock repurchase authorization, leaving $1.1 billion available under such authorization as of June 30, 2026. We believe our strong capital and liquidity positions enable us to continue to invest in growth across our businesses and remain opportunistic in our capital deployment.

Nine months ended June 30, 2026 compared with the nine months ended June 30, 2025

For the nine months ended June 30, 2026, we generated net revenues of $11.52 billion, an increase of 11% compared with the prior-year period, and pre-tax income of $2.21 billion, an increase of 12%. Our net income available to common shareholders of $1.70 billion was 11% higher than the prior-year period and our earnings per diluted share were $8.52, an increase of 16%. Our annualized ROCE was 18.1%, up from 17.1% for the prior-year period, and our annualized ROTCE was 21.3%(1), compared with 19.9%(1) for the prior-year period.

For the nine months ended June 30, 2026, adjusted net income available to common shareholders, which excluded the impact of $62 million of acquisition-related expenses, net of tax, was $1.76 billion(1), an increase of 12% compared with adjusted net income available to common shareholders for the prior-year period. Our adjusted earnings per diluted share were $8.83(1), an increase of 17% compared with the prior-year period. Adjusted annualized ROCE was 18.7%(1), compared with 17.5%(1) for the prior-year period, and adjusted annualized ROTCE was 22.0%(1), compared with 20.5%(1) for the prior-year period.

The increase in net revenues compared with the prior-year period was primarily due to higher asset management and related administrative fees, reflecting growth in PCG fee-based client assets resulting from market appreciation and net new assets driven by financial advisor recruiting and retention. Brokerage revenues also increased compared with the prior-year period largely due to an increase in client activity in our PCG segment, as well as higher trailing revenues primarily due to higher client asset values.

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
Compensation, commissions and benefits expense increased 13%, primarily due to higher commissions expense resulting from an increase in asset management and related administrative fees and brokerage revenues in the PCG segment and an increase in compensation costs to support our growth, including PCG financial advisor recruiting and retention-related compensation. Our total compensation ratio, or the ratio of compensation, commissions and benefits expense to net revenues, was 65.7%, compared with 64.6% for the prior-year period. Our adjusted total compensation ratio, which excluded acquisition-related compensation expenses, was 65.5%(1), compared with 64.4%(1) for the prior-year period. For the year‑to‑date period, the increase in the total compensation ratio primarily reflected a shift in our revenue mix, as revenues with a higher associated direct compensation expense increased, including asset management and related administrative fees and brokerage revenues, while interest‑related revenues in the PCG segment, which have little associated direct compensation expense, decreased compared with the prior-year period.

Non-compensation expenses increased 4%, primarily due to an increase in expenses related to our growth, including higher communications and information processing expenses resulting from continued investments in technology to benefit our advisors and their clients, higher business development expenses, including those related to financial advisor recruiting, higher investment sub-advisory fee expense resulting from growth in assets under management in sub-advised programs, and higher occupancy and equipment expenses. These increases were partially offset by the aforementioned $58 million prior-year period expense associated with the settlement of a certain legal matter which did not reoccur, as well as the impact of a bank loan benefit for credit losses of $24 million for the current-year period compared with a provision of $31 million for the prior-year period.

Our effective income tax rate was 23.1% for the nine months ended June 30, 2026, a slight increase from 22.8% for the prior-year period, primarily due to a lower benefit related to share-based compensation that settled during the current-year period compared with the prior-year period, partially offset by higher non-taxable valuation gains on our corporate-owned life insurance policies reflected in the current-year period compared with the prior-year period.

During the nine months ended June 30, 2026, we repurchased $1.2 billion of our common stock under the Board of Directors’ common stock repurchase authorization.

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

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2026	2025	2026	2025
Net income available to common shareholders	$595	$435	$1,699	$1,527
Non-GAAP adjustments:
Expenses related to acquisitions:
Compensation, commissions and benefits:
Acquisition-related retention	8	9	21	25
Other acquisition-related compensation	—	—	1	—
Total “Compensation, commissions and benefits” expense	8	9	22	25
Communications and information processing	2	—	6	—
Professional fees	5	—	11	2
Other:
Amortization of identifiable intangible assets	14	10	34	31
All other acquisition-related expenses	3	—	6	—
Total “Other” expense	17	10	40	31
Total pre-tax impact of non-GAAP adjustments related to acquisitions	32	19	79	58
Tax effect of non-GAAP adjustments	(7)	(5)	(17)	(15)
Total non-GAAP adjustments, net of tax	25	14	62	43
Adjusted net income available to common shareholders	$620	$449	$1,761	$1,570

Pre-tax income	$750	$563	$2,213	$1,983
Pre-tax impact of non-GAAP adjustments (as detailed above)	32	19	79	58
Adjusted pre-tax income	$782	$582	$2,292	$2,041

Compensation, commissions and benefits expense	$2,579	$2,202	$7,570	$6,678
Less: Total compensation-related acquisition expenses (as detailed above)	8	9	22	25
Adjusted compensation, commissions and benefits expense	$2,571	$2,193	$7,548	$6,653

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

	Three months ended June 30,		Nine months ended June 30,
$ in millions, except per share amounts	2026	2025	2026	2025
Pre-tax margin	19.1%	16.6%	19.2%	19.2%
Impact of non-GAAP adjustments on pre-tax margin:
Expenses related to acquisitions:
Compensation, commissions and benefits:
Acquisition-related retention	0.2%	0.3%	0.2%	0.2%
Other acquisition-related compensation	—%	—%	—%	—%
Total “Compensation, commissions and benefits” expense	0.2%	0.3%	0.2%	0.2%
Communications and information processing	—%	—%	—%	—%
Professional fees	0.1%	—%	0.1%	—%
Other:
Amortization of identifiable intangible assets	0.4%	0.2%	0.3%	0.3%
All other acquisition-related expenses	0.1%	—%	0.1%	—%
Total “Other” expense	0.5%	0.2%	0.4%	0.3%
Total pre-tax impact of non-GAAP adjustments related to acquisitions	0.8%	0.5%	0.7%	0.5%
Adjusted pre-tax margin	19.9%	17.1%	19.9%	19.7%

Total compensation ratio	65.7%	64.8%	65.7%	64.6%
Less the impact of non-GAAP adjustments on compensation ratio:
Acquisition-related retention	0.2%	0.3%	0.2%	0.2%
Other acquisition-related compensation	—%	—%	—%	—%
Total “Compensation, commissions and benefits” expenses related to acquisitions	0.2%	0.3%	0.2%	0.2%
Adjusted total compensation ratio	65.5%	64.5%	65.5%	64.4%

Diluted earnings per common share	$3.01	$2.12	$8.52	$7.35
Impact of non-GAAP adjustments on diluted earnings per common share:
Expenses related to acquisitions:
Compensation, commissions and benefits:
Acquisition-related retention	0.04	0.04	0.11	0.12
Other acquisition-related compensation	—	—	—	—
Total “Compensation, commissions and benefits” expense	0.04	0.04	0.11	0.12
Communications and information processing	0.01	—	0.03	—
Professional fees	0.03	—	0.06	0.01
Other:
Amortization of identifiable intangible assets	0.07	0.04	0.17	0.14
All other acquisition-related expenses	0.02	—	0.03	—
Total “Other” expense	0.09	0.04	0.20	0.14
Total pre-tax impact of non-GAAP adjustments related to acquisitions	0.17	0.08	0.40	0.27
Tax effect of non-GAAP adjustments	(0.04)	(0.02)	(0.09)	(0.07)
Total non-GAAP adjustments, net of tax	0.13	0.06	0.31	0.20
Adjusted diluted earnings per common share	$3.14	$2.18	$8.83	$7.55

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2026	2025	2026	2025
Average common equity	$12,633	$12,157	$12,545	$11,938
Impact of non-GAAP adjustments on average common equity:
Expenses related to acquisitions:
Compensation, commissions and benefits:
Acquisition-related retention	4	5	10	12
Other acquisition-related compensation	—	—	1	—
Total “Compensation, commissions and benefits” expense	4	5	11	12
Communications and information processing	1	—	3	—
Professional fees	3	—	5	1
Other:
Amortization of identifiable intangible assets	7	5	16	16
All other acquisition-related expenses	2	—	2	—
Total “Other” expense	9	5	18	16
Total pre-tax impact of non-GAAP adjustments related to acquisitions	17	10	37	29
Tax effect of non-GAAP adjustments	(4)	(3)	(8)	(7)
Total non-GAAP adjustments, net of tax	13	7	29	22
Adjusted average common equity	$12,646	$12,164	$12,574	$11,960

Average common equity	$12,633	$12,157	$12,545	$11,938
Less:
Average goodwill and identifiable intangible assets, net	2,296	1,858	2,069	1,865
Average deferred tax liabilities related to goodwill and identifiable intangible assets, net	(190)	(142)	(168)	(140)
Average tangible common equity	$10,527	$10,441	$10,644	$10,213
Impact of non-GAAP adjustments on average tangible common equity:
Expenses related to acquisitions:
Compensation, commissions and benefits:
Acquisition-related retention	4	5	10	12
Other acquisition-related compensation	—	—	1	—
Total “Compensation, commissions and benefits” expense	4	5	11	12
Communications and information processing	1	—	3	—
Professional fees	3	—	5	1
Other:
Amortization of identifiable intangible assets	7	5	16	16
All other acquisition-related expenses	2	—	2	—
Total “Other” expense	9	5	18	16
Total pre-tax impact of non-GAAP adjustments related to acquisitions	17	10	37	29
Tax effect of non-GAAP adjustments	(4)	(3)	(8)	(7)
Total non-GAAP adjustments, net of tax	13	7	29	22
Adjusted average tangible common equity	$10,540	$10,448	$10,673	$10,235

Return on common equity	18.8%	14.3%	18.1%	17.1%
Adjusted return on common equity	19.6%	14.8%	18.7%	17.5%
Return on tangible common equity	22.6%	16.7%	21.3%	19.9%
Adjusted return on tangible common equity	23.5%	17.2%	22.0%	20.5%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
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

NET INTEREST ANALYSIS

The Fed funds target rate began our fiscal 2025 at a range of 4.75% to 5.00%. The Fed lowered the federal funds target rate by 75 basis points during fiscal 2025 and an additional 50 basis points thus far in fiscal 2026, for a total decrease of 125 basis points since the beginning of fiscal 2025. These rate cuts brought the target range to 3.50% to 3.75% by the end of our fiscal first quarter of 2026, where it remained through our fiscal third quarter of 2026.

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

Decreases in short-term interest rates generally result in a decrease to our RJBDP fees earned from third-party banks, although the magnitude of the impact may also be impacted by demand for cash balances by third-party banks and the rate paid to clients on their cash sweep balances. Rates paid to clients on their cash balances are generally impacted by the level of short-term interest rates, as well as competitive industry dynamics and the demand for client cash. Additionally, any future changes to regulatory rules or interpretations governing the fees the firm earns on cash sweep balances could also impact the rates we pay to clients on cash balances. We meet client demand for higher yields on cash balances, without sacrificing the benefits of FDIC insurance on such balances, by providing FDIC-insured deposit products leveraging our bank subsidiaries or through initiatives offered within the RJBDP. These products include our ESP, where such deposits are held by Raymond James Bank, offer enhanced rates, and offer FDIC coverage of up to $50 million for certain accounts, as well as initiatives offered from time to time within the RJBDP program which may offer enhanced rates to clients on certain balances within the program.

Refer to the discussion of our net interest income within the “Management’s Discussion and Analysis - Results of Operations” of our PCG, Bank, and Other segments, where applicable. Also refer to “Management’s Discussion and Analysis - Results of Operations - Private Client Group - Clients’ domestic cash sweep balances” for further information on the RJBDP.

Net interest income and RJBDP fees from third-party banks

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2026	2025	% change	2026	2025	% change
Net interest income	$560	$546	3%	$1,683	$1,596	5%
RJBDP fees from third-party banks	98	110	(11)%	292	384	(24)%
Net interest income and RJBDP fees from third-party banks	$658	$656	—%	$1,975	$1,980	—%

Quarter ended June 30, 2026 compared with the quarter ended June 30, 2025

For the three months ended June 30, 2026, combined net interest income and RJBDP fees from third-party banks was $658 million, a slight increase compared with the prior-year quarter, primarily driven by the impact from growth in average interest-earning assets in the Bank segment, particularly securities-based and residential mortgage loans. These increases were partially offset by the impacts from lower short-term interest rates, incremental interest expense from the $1.5 billion of senior notes issued in September 2025, net of interest income on the reinvested proceeds, and lower average RJBDP balances swept to third-party banks.

Nine months ended June 30, 2026 compared with the nine months ended June 30, 2025

For the nine months ended June 30, 2026, combined net interest income and RJBDP fees from third-party banks was $1.98 billion, a slight decrease compared with the prior-year period, primarily due to the impacts from lower short-term interest rates, lower average RJBDP balances swept to third-party banks, and incremental interest expense from the $1.5 billion of senior notes issued in September 2025, net of interest income on the reinvested proceeds, partially offset by the impact from growth in average interest-earning assets in the Bank segment, particularly securities‑based and residential mortgage loans.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

The following table presents our consolidated average interest-earning asset and interest-bearing liability balances, interest income and expense and the related rates.

Quarter ended June 30, 2026 compared with the quarter ended June 30, 2025

	Three months ended June 30,
	2026			2025
$ in millions	Average daily balance	Interest	Annualized average rate	Average daily balance	Interest	Annualized average rate
Interest-earning assets:
Bank segment:
Cash and cash equivalents	$5,570	$50	3.56%	$5,598	$59	4.24%
Available-for-sale securities	6,966	43	2.44%	7,980	45	2.27%
Loans held for sale and investment: (1) (2)
Loans held for investment:
SBL	23,904	319	5.28%	18,100	276	6.04%
C&I loans	10,156	150	5.83%	10,418	172	6.53%
CRE loans	7,825	115	5.85%	7,764	126	6.42%
REIT loans	1,645	24	5.92%	1,712	30	7.04%
Residential mortgage loans	11,051	116	4.18%	9,934	98	3.96%
Tax-exempt loans (3)	1,114	8	3.38%	1,266	9	3.39%
Loans held for sale	214	4	6.69%	255	4	6.98%
Total loans held for sale and investment	55,909	736	5.23%	49,449	715	5.76%
All other interest-earning assets	229	2	4.36%	231	4	5.27%
Interest-earning assets — Bank segment	$68,674	$831	4.81%	$63,258	$823	5.18%
All other segments:
Cash and cash equivalents	$4,287	$38	3.54%	$4,152	$44	4.24%
Assets segregated for regulatory purposes and restricted cash	3,764	32	3.41%	3,628	36	3.95%
Trading assets — debt securities	1,423	20	5.51%	1,335	19	5.73%
Brokerage client receivables	2,907	44	6.13%	2,427	42	6.97%
All other interest-earning assets	3,198	29	3.76%	2,535	26	3.93%
Interest-earning assets — all other segments	$15,579	$163	4.22%	$14,077	$167	4.72%
Total interest-earning assets	$84,253	$994	4.70%	$77,335	$990	5.10%
Interest-bearing liabilities:
Bank segment:
Bank deposits:
Money market and savings accounts	$35,552	$120	1.36%	$33,814	$146	1.73%
Interest-bearing demand deposits	23,768	207	3.47%	21,246	213	4.03%
Certificates of deposit	2,715	27	3.90%	1,763	19	4.34%
Total bank deposits (4)	62,035	354	2.28%	56,823	378	2.67%
FHLB advances and all other interest-bearing liabilities	784	5	2.94%	847	5	2.79%
Interest-bearing liabilities — Bank segment	$62,819	$359	2.29%	$57,670	$383	2.67%
All other segments:
Trading liabilities — debt securities	$734	$11	5.73%	$818	$11	5.35%
Brokerage client payables	5,524	13	0.97%	4,882	15	1.24%
Senior notes payable	3,522	43	4.91%	2,040	23	4.50%
All other interest-bearing liabilities (4)	1,169	8	3.05%	1,272	12	3.83%
Interest-bearing liabilities — all other segments	$10,949	$75	2.78%	$9,012	$61	2.72%
Total interest-bearing liabilities	$73,768	$434	2.36%	$66,682	$444	2.68%
Firmwide net interest income		$560			$546
Net interest margin (net yield on interest-earning assets)
Bank segment			2.71%			2.74%
Firmwide			2.67%			2.83%

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

	Three months ended June 30,
	2026 compared to 2025
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest-earning assets:	Interest income
Bank segment:
Cash and cash equivalents	$—	$(9)	$(9)
Available-for-sale securities	(5)	3	(2)
Loans held for sale and investment:
Loans held for investment:
SBL	77	(34)	43
C&I loans	(4)	(18)	(22)
CRE loans	1	(12)	(11)
REIT loans	(1)	(5)	(6)
Residential mortgage loans	12	6	18
Tax-exempt loans	(1)	—	(1)
Loans held for sale	—	—	—
Total loans held for sale and investment	84	(63)	21
All other interest-earning assets	—	(2)	(2)
Interest-earning assets — Bank segment	$79	$(71)	$8
All other segments:
Cash and cash equivalents	$1	$(7)	$(6)
Assets segregated for regulatory purposes and restricted cash	1	(5)	(4)
Trading assets — debt securities	1	—	1
Brokerage client receivables	7	(5)	2
All other interest-earning assets	4	(1)	3
Interest-earning assets — all other segments	$14	$(18)	$(4)
Total interest-earning assets	$93	$(89)	$4

Interest-bearing liabilities:	Interest expense
Bank segment:
Bank deposits:
Money market and savings accounts	$7	$(33)	$(26)
Interest-bearing demand deposits	24	(30)	(6)
Certificates of deposit	10	(2)	8
Total bank deposits	41	(65)	(24)
FHLB advances and all other interest-bearing liabilities	—	—	—
Interest-bearing liabilities — Bank segment	$41	$(65)	$(24)
All other segments:
Trading liabilities — debt securities	$(1)	$1	$—
Brokerage client payables	1	(3)	(2)
Senior notes payable	18	2	20
All other interest-bearing liabilities	(1)	(3)	(4)
Interest-bearing liabilities — all other segments	$17	$(3)	$14
Total interest-bearing liabilities	$58	$(68)	$(10)
Change in firmwide net interest income	$35	$(21)	$14

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Nine months ended June 30, 2026 compared with the nine months ended June 30, 2025

	Nine months ended June 30,
	2026			2025
$ in millions	Average daily balance	Interest	Annualized average rate	Average daily balance	Interest	Annualized average rate
Interest-earning assets:
Bank segment:
Cash and cash equivalents	$5,422	$149	3.65%	$5,960	$197	4.40%
Available-for-sale securities	7,067	124	2.34%	8,363	142	2.27%
Loans held for sale and investment: (1) (2)
Loans held for investment:
SBL	22,237	910	5.39%	17,229	806	6.17%
C&I loans	10,482	475	5.96%	10,305	518	6.64%
CRE loans	7,784	351	5.95%	7,668	385	6.62%
REIT loans	1,696	79	6.18%	1,692	91	7.13%
Residential mortgage loans	10,733	333	4.13%	9,733	285	3.90%
Tax-exempt loans (3)	1,132	23	3.39%	1,283	26	3.37%
Loans held for sale	246	12	6.41%	232	12	6.96%
Total loans held for sale and investment	54,310	2,183	5.32%	48,142	2,123	5.85%
All other interest-earning assets	239	8	4.62%	237	10	5.39%
Interest-earning assets — Bank segment	$67,038	$2,464	4.87%	$62,702	$2,472	5.23%
All other segments:
Cash and cash equivalents	$4,656	$126	3.62%	$4,076	$134	4.40%
Assets segregated for regulatory purposes and restricted cash	3,808	98	3.45%	3,571	114	4.24%
Trading assets — debt securities	1,455	61	5.56%	1,387	57	5.47%
Brokerage client receivables	2,737	128	6.27%	2,402	128	7.15%
All other interest-earning assets	3,061	84	3.64%	2,531	75	3.88%
Interest-earning assets — all other segments	$15,717	$497	4.22%	$13,967	$508	4.84%
Total interest-earning assets	$82,755	$2,961	4.75%	$76,669	$2,980	5.16%
Interest-bearing liabilities:
Bank segment:
Bank deposits:
Money market and savings accounts	$35,627	$370	1.39%	$33,088	$458	1.85%
Interest-bearing demand deposits	22,582	594	3.51%	21,013	650	4.14%
Certificates of deposit	2,300	69	3.99%	2,094	71	4.52%
Total bank deposits (4)	60,509	1,033	2.28%	56,195	1,179	2.81%
FHLB advances and all other interest-bearing liabilities	763	17	2.91%	1,001	20	2.72%
Interest-bearing liabilities — Bank segment	$61,272	$1,050	2.29%	$57,196	$1,199	2.81%
All other segments:
Trading liabilities — debt securities	$816	$35	5.71%	$834	$32	5.17%
Brokerage client payables	5,312	37	0.94%	4,794	52	1.44%
Senior notes payable	3,521	129	4.91%	2,040	69	4.50%
All other interest-bearing liabilities (4)	1,179	27	3.05%	1,182	32	3.62%
Interest-bearing liabilities — all other segments	$10,828	$228	2.82%	$8,850	$185	2.79%
Total interest-bearing liabilities	$72,100	$1,278	2.37%	$66,046	$1,384	2.81%
Firmwide net interest income		$1,683			$1,596
Net interest margin (net yield on interest-earning assets)
Bank segment			2.78%			2.67%
Firmwide			2.72%			2.78%

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

	Nine months ended June 30,
	2026 compared to 2025
	Increase/(decrease) due to
$ in millions	Volume	Rate	Total
Interest-earning assets:	Interest income
Bank segment:
Cash and cash equivalents	$(17)	$(31)	$(48)
Available-for-sale securities	(22)	4	(18)
Loans held for sale and investment:
Loans held for investment:
SBL	205	(101)	104
C&I loans	9	(52)	(43)
CRE loans	6	(40)	(34)
REIT loans	—	(12)	(12)
Residential mortgage loans	30	18	48
Tax-exempt loans	(3)	—	(3)
Loans held for sale	1	(1)	—
Total loans held for sale and investment	248	(188)	60
All other interest-earning assets	—	(2)	(2)
Interest-earning assets — Bank segment	$209	$(217)	$(8)
All other segments:
Cash and cash equivalents	$16	$(24)	$(8)
Assets segregated for regulatory purposes and restricted cash	6	(22)	(16)
Trading assets — debt securities	3	1	4
Brokerage client receivables	16	(16)	—
All other interest-earning assets	14	(5)	9
Interest-earning assets — all other segments	$55	$(66)	$(11)
Total interest-earning assets	$264	$(283)	$(19)

Interest-bearing liabilities:	Interest expense
Bank segment:
Bank deposits:
Money market and savings accounts	$31	$(119)	$(88)
Interest-bearing demand deposits	44	(100)	(56)
Certificates of deposit	6	(8)	(2)
Total bank deposits	81	(227)	(146)
FHLB advances and all other interest-bearing liabilities	(4)	1	(3)
Interest-bearing liabilities — Bank segment	$77	$(226)	$(149)
All other segments:
Trading liabilities — debt securities	$—	$3	$3
Brokerage client payables	4	(19)	(15)
Senior notes payable	54	6	60
All other interest-bearing liabilities	—	(5)	(5)
Interest-bearing liabilities — all other segments	$58	$(15)	$43
Total interest-bearing liabilities	$135	$(241)	$(106)
Change in firmwide net interest income	$129	$(42)	$87

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
RESULTS OF OPERATIONS – PRIVATE CLIENT GROUP

For an overview of our PCG segment operations, as well as a description of the key factors impacting our PCG results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K.

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2026	2025	% change	2026	2025	% change
Revenues:
Asset management and related administrative fees	$1,734	$1,462	19%	$5,138	$4,395	17%
Brokerage revenues:
Mutual and other fund products	170	146	16%	510	450	13%
Insurance and annuity products	142	129	10%	406	364	12%
Equities, ETFs and fixed income products	173	145	19%	527	458	15%
Total brokerage revenues	485	420	15%	1,443	1,272	13%
Account and service fees:
Mutual fund and other investment products	149	126	18%	443	382	16%
RJBDP fees:
Bank segment	185	193	(4)%	560	563	(1)%
Third-party banks	98	110	(11)%	292	384	(24)%
Client account and other fees	78	72	8%	223	208	7%
Total account and service fees	510	501	2%	1,518	1,537	(1)%
Investment banking	9	9	—%	24	26	(8)%
Interest income	115	114	1%	336	350	(4)%
All other	8	5	60%	20	16	25%
Total revenues	2,861	2,511	14%	8,479	7,596	12%
Interest expense	(20)	(23)	(13)%	(60)	(74)	(19)%
Net revenues	2,841	2,488	14%	8,419	7,522	12%
Non-interest expenses:
Financial advisor compensation:
Commissions, benefits and other compensation	1,566	1,317	19%	4,632	3,964	17%
Recruiting and retention-related compensation	117	97	21%	335	274	22%
Total financial advisor compensation	1,683	1,414	19%	4,967	4,238	17%
Administrative compensation and benefits	441	389	13%	1,316	1,195	10%
Total compensation, commissions and benefits	2,124	1,803	18%	6,283	5,433	16%
Non-compensation expenses	294	274	7%	858	785	9%
Total non-interest expenses	2,418	2,077	16%	7,141	6,218	15%
Pre-tax income	$423	$411	3%	$1,278	$1,304	(2)%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Selected key metrics

PCG client asset balances

	As of
$ in billions	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Assets under administration (“AUA”)	$1,856.5	$1,699.0	$1,708.5	$1,666.5	$1,574.2
Assets in fee-based accounts	$1,153.8	$1,043.2	$1,040.1	$1,008.1	$943.9
Percent of AUA in fee-based accounts	62.1%	61.4%	60.9%	60.5%	60.0%

Domestic PCG net new assets

	Three months ended June 30,		Nine months ended June 30,
$ in millions	2026	2025	2026	2025
Domestic PCG net new assets (1)	$21,692	$11,651	$75,474	$34,501
Domestic PCG net new assets growth - annualized (2)	5.5%	3.4%	6.6%	3.3%

(1)Domestic PCG net new assets represents domestic PCG client inflows, including dividends and interest, less domestic PCG client outflows, including commissions, advisory fees, and other fees.
(2)The Domestic PCG net new asset growth - annualized percentage is based on the beginning Domestic PCG AUA balance for the indicated period.

PCG AUA and PCG assets in fee-based accounts as of June 30, 2026 increased 9% and 11%, respectively, compared with March 31, 2026, and increased 18% and 22%, respectively, compared with June 30, 2025, due to market appreciation and net new assets driven by financial advisor recruiting and retention.

PCG AUA included assets associated with firms affiliated with us through our RIA and custody services (“RCS”) division. As of June 30, 2026, March 31, 2026, and June 30, 2025, these assets totaled $251.3 billion, $228.2 billion, and $201.6 billion, respectively, of which $220.1 billion, $199.1 billion, and $173.9 billion, respectively, were assets in fee-based accounts. Based on the nature of the services provided to such firms, revenues related to these assets in the PCG segment are included in “Account and service fees.” The growth in RCS client assets over time is partially due to transfers into RCS from our other financial advisor channels. We may continue to experience transfers to our RCS division; however, consistent with our experience in recent fiscal years, we would not expect these financial advisor transfers to significantly impact our results of operations.

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

We also offer our clients fee-based accounts that are invested in “Managed programs” overseen by AMS, which is part of our Asset Management segment. Fee-billable assets invested in managed programs are included in both “Assets in fee-based accounts” in the preceding “PCG client asset balances” table and “Financial assets under management” in the Asset Management segment. Revenues related to managed programs are shared by our PCG and Asset Management segments. The Asset Management segment receives a higher portion of the revenues related to accounts invested in managed programs, as compared to the portion received for non-managed programs, as it is performing portfolio management services in addition to administrative services.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Clients’ domestic cash sweep balances and ESP balances

	As of
$ in millions	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
RJBDP:
Bank segment	$26,004	$29,829	$27,819	$26,555	$26,635
Third-party banks	16,243	13,597	15,996	14,761	13,878
Subtotal RJBDP	42,247	43,426	43,815	41,316	40,513
Client Interest Program (“CIP”)	1,677	1,843	1,815	1,572	1,640
Total clients’ domestic cash sweep balances	43,924	45,269	45,630	42,888	42,153
ESP	14,911	12,493	12,448	13,465	13,027
Total clients’ domestic cash sweep and ESP balances	$58,835	$57,762	$58,078	$56,353	$55,180

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Average yield on RJBDP - third-party banks	2.75%	2.96%	2.74%	3.03%

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

The “Average yield on RJBDP - third-party banks” in the preceding table is computed by dividing annualized RJBDP fees from third-party banks, which are net of the interest expense paid to clients by the third-party banks, by the average daily RJBDP balances at third-party banks. The average yield on RJBDP - third-party banks for the three and nine months ended June 30, 2026 decreased from the comparative prior-year periods largely as a result of decreases in the Fed’s short-term benchmark interest rate. See “Management’s Discussion and Analysis - Net interest analysis” for further information.

Total clients’ domestic cash sweep and ESP balances increased 2% compared with March 31, 2026, primarily due to increases in ESP balances, partially offset by declines in RJBDP balances, and increased 7% compared with June 30, 2025, primarily due to higher ESP and RJBDP balances. PCG segment results can be impacted not only by changes in the level of client cash balances, but also by the allocation of client cash balances between the RJBDP, the CIP, and the ESP, as the PCG segment may earn different amounts from each of these client cash destinations, depending on multiple factors.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Quarter ended June 30, 2026 compared with the quarter ended June 30, 2025

Net revenues of $2.84 billion increased 14%, and pre-tax income of $423 million increased 3%.

Asset management and related administrative fees increased $272 million, or 19%, primarily due to higher assets in fee-based accounts at the beginning of the current quarter compared with the prior-year quarter, resulting from market appreciation and net new assets driven by financial advisor recruiting and retention.

Brokerage revenues increased $65 million, or 15%, primarily due to higher client activity in the current quarter, as well as higher trailing revenues primarily due to higher client asset values.

Account and service fees increased $9 million, or 2%, primarily due to higher mutual fund service fees largely driven by higher average mutual fund assets, partially offset by a decrease in RJBDP fees paid to PCG from third-party banks and our Bank segment, primarily driven by a reduction in the average RJBDP third-party bank yield. RJBDP fees from third-party banks decreased by a greater amount than RJBDP fees from our Bank segment as average balances swept to third-party banks declined due to a higher allocation of balances swept to our Bank segment.

Compensation-related expenses increased $321 million, or 18%, primarily due to higher commissions expense resulting from higher asset management and related administrative fees and brokerage revenues, as well as an increase in compensation costs related to our growth, including financial advisor recruiting and retention-related compensation expenses.

Non-compensation expenses increased $20 million, or 7%, primarily due to increased costs related to our growth, including occupancy and equipment expenses and financial advisor recruiting-related expenses, as well as higher financial advisor conference-related expenses.

Nine months ended June 30, 2026 compared with the nine months ended June 30, 2025

Net revenues of $8.42 billion increased 12%, while pre-tax income of $1.28 billion decreased 2%, primarily due to the impacts of a higher proportion of compensable revenues to total net revenues resulting from lower interest-related revenues, as well as investments in our growth.

Asset management and related administrative fees increased $743 million, or 17%, primarily due to higher assets in fee-based accounts at the beginning of each of the current-year billing periods compared with the prior-year periods resulting from market appreciation and net new assets driven by financial advisor recruiting and retention.

Brokerage revenues increased $171 million, or 13%, primarily due to higher client activity in the current-year period, as well as higher trailing revenues primarily due to higher client asset values.

Account and service fees decreased $19 million, or 1%, primarily due to a decrease in RJBDP fees paid to PCG from third-party banks, which reflects the impacts of lower average balances swept to such banks and the aforementioned decline in the average RJBDP third-party bank yield, partially offset by higher mutual fund service fees primarily driven by higher average mutual fund assets.

Compensation-related expenses increased $850 million, or 16%, primarily due to higher commissions expense resulting from higher asset management and related administrative fees and brokerage revenues, as well as an increase in compensation costs related to our growth, including financial advisor recruiting and retention-related expenses.

Non-compensation expenses increased $73 million, or 9%, primarily due to higher expenses related to our growth, including investments in technology to benefit our advisors and their clients, financial advisor recruiting-related expenses, and occupancy and equipment expenses.

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

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2026	2025	% change	2026	2025	% change
Revenues:
Brokerage revenues:
Fixed income	$99	$97	2%	$294	$298	(1)%
Equity	50	41	22%	152	127	20%
Total brokerage revenues	149	138	8%	446	425	5%
Investment banking:
Merger & acquisition and advisory	150	105	43%	408	460	(11)%
Equity underwriting	50	38	32%	137	104	32%
Debt underwriting	85	60	42%	212	163	30%
Total investment banking	285	203	40%	757	727	4%
Interest income	25	27	(7)%	80	84	(5)%
Affordable housing investments business revenues	35	33	6%	94	82	15%
All other	6	4	50%	16	13	23%
Total revenues	500	405	23%	1,393	1,331	5%
Interest expense	(23)	(24)	(4)%	(72)	(74)	(3)%
Net revenues	477	381	25%	1,321	1,257	5%
Non-interest expenses:
Compensation, commissions and benefits	300	262	15%	854	825	4%
Non-compensation expenses	129	173	(25)%	359	376	(5)%
Total non-interest expenses	429	435	(1)%	1,213	1,201	1%
Pre-tax income/(loss)	$48	$(54)	NM	$108	$56	93%

Quarter ended June 30, 2026 compared with the quarter ended June 30, 2025

Net revenues of $477 million increased 25% and pre-tax income was $48 million, compared with a pre-tax loss of $54 million for the prior-year quarter.

Investment banking revenues increased $82 million, or 40%, primarily due to higher mergers & acquisitions and advisory revenues driven by an increase in the number of completed transactions during the current quarter, as well as higher debt and equity underwriting revenues driven by an increase in the number of transactions and larger individual transactions, and, to a lesser extent, incremental revenues resulting from our acquisition of GreensLedge which was completed toward the end of our fiscal second quarter of 2026.

Brokerage revenues increased $11 million, or 8%, largely due to higher client activity in equity products in the current quarter.

Compensation-related expenses increased $38 million, or 15%, primarily due to the increase in revenues, as well as incremental compensation expenses resulting from the GreensLedge acquisition.

Non-compensation expenses decreased $44 million, or 25%, primarily due to the aforementioned $58 million prior-year quarter expense associated with the settlement of a certain legal matter which did not reoccur, partially offset by higher expenses related to the growth in investment banking revenues, as well as other expenses related to our growth, including incremental expenses associated with the GreensLedge acquisition.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Nine months ended June 30, 2026 compared with the nine months ended June 30, 2025

Net revenues of $1.32 billion increased 5% and pre-tax income of $108 million increased 93%.

Investment banking revenues increased $30 million, or 4%, due to higher debt and equity underwriting revenues primarily driven by larger individual transactions and an increase in the number of transactions, as well as incremental revenues resulting from the acquisition of GreensLedge, which was acquired during the current-year period. These increases were partially offset by lower mergers & acquisitions and advisory revenues, primarily due to larger individual transactions in the prior-year period.

Brokerage revenues increased $21 million, or 5%, due to higher client activity in equity products in the current-year period.

Compensation-related expenses increased $29 million, or 4%, generally consistent with the increase in revenues, as well as incremental compensation expenses resulting from the GreensLedge acquisition.

Non-compensation expenses decreased $17 million, or 5%, primarily due to the aforementioned $58 million prior-year expense associated with the settlement of a certain legal matter which did not reoccur, partially offset by higher expenses related to our growth, including incremental expenses associated with GreensLedge which was acquired during the current-year period.

RESULTS OF OPERATIONS – ASSET MANAGEMENT

For an overview of our Asset Management segment operations as well as a description of the key factors impacting our Asset Management results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K.

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2026	2025	% change	2026	2025	% change
Revenues:
Asset management and related administrative fees:
Managed programs	$230	$189	22%	$652	$565	15%
Administration and other	122	91	34%	331	275	20%
Total asset management and related administrative fees	352	280	26%	983	840	17%
Account and service fees	6	5	20%	19	17	12%
All other	4	6	(33)%	13	17	(24)%
Net revenues	362	291	24%	1,015	874	16%
Non-interest expenses:
Compensation, commissions and benefits	76	54	41%	200	169	18%
Non-compensation expenses	143	112	28%	392	334	17%
Total non-interest expenses	219	166	32%	592	503	18%
Pre-tax income	$143	$125	14%	$423	$371	14%

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

Financial assets under management

$ in billions	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
AMS (1)	$238.8	$216.2	$214.7	$209.2	$198.0
Raymond James Investment Management (2)	123.3	82.7	82.2	81.7	80.6
Subtotal financial assets under management	362.1	298.9	296.9	290.9	278.6
Less: Assets managed for affiliated entities (3)	(17.1)	(16.5)	(16.1)	(16.0)	(15.4)
Total financial assets under management	$345.0	$282.4	$280.8	$274.9	$263.2

(1)Represents the portion of our PCG segment fee-based AUA (as disclosed in “Assets in fee-based accounts” in the “Selected key metrics - PCG client asset balances” section of our “Management’s Discussion and Analysis - Results of Operations - Private Client Group”) that is invested in managed programs overseen by AMS.
(2)On April 30, 2026, we completed our acquisition of Clark Capital. As of the acquisition date, Clark Capital contributed approximately $36 billion of financial assets under management and $11 billion of non-discretionary assets, representing total client assets of $47 billion. See Note 3 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information about this acquisition.
(3)Represents the portion of the AMS AUM that is managed by Raymond James Investment Management and, as a result, is included in both AMS and Raymond James Investment Management in the preceding table. This amount is removed in the calculation of “Total financial assets under management.”

Activity (including activity in assets managed for affiliated entities)

	Three months ended June 30,		Nine months ended June 30,
$ in billions	2026	2025	2026	2025
Financial assets under management at beginning of period	$298.9	$259.9	$290.9	$259.5
Net inflows:
AMS	5.5	2.1	16.3	6.9
Raymond James Investment Management:
Acquisition of Clark Capital	35.6	—	35.6	—
All other	—	—	0.4	0.8
Total Raymond James Investment Management	35.6	—	36.0	0.8
Total net inflows	41.1	2.1	52.3	7.7
Net market appreciation in asset values	22.1	16.6	18.9	11.4
Financial assets under management at end of period	$362.1	$278.6	$362.1	$278.6
AMS

See “Management’s Discussion and Analysis - Results of Operations - Private Client Group” for further information about our retail client assets, including those fee-based assets invested in programs managed by AMS.

Raymond James Investment Management

The following table presents Raymond James Investment Management’s AUM by objective, inclusive of amounts attributable to Clark Capital, as well as the approximate average client fee rate earned on such assets.

	As of June 30, 2026
$ in billions	AUM	Average fee rate
Equity	$23.5	0.58%
Fixed income	65.6	0.29%
Balanced	34.2	0.35%
Total financial assets under management	$123.3	0.36%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
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

$ in billions	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Total assets	$690.7	$609.1	$603.5	$586.6	$547.8

The increase in these assets compared with March 31, 2026 and June 30, 2025 was primarily driven by market appreciation, net inflows into PCG fee-based assets, reflecting the favorable impact of our PCG financial advisor recruiting and retention, and incremental assets associated with the acquisition of Clark Capital.

Raymond James Trust

The following table includes assets held in asset-based programs in Raymond James Trust, N.A. (including those managed for affiliated entities).

$ in billions	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Total assets	$13.3	$12.4	$12.4	$11.8	$11.2

Fees earned on trust services are primarily reported within “Asset management and related administrative fees” on the Condensed Consolidated Statements of Income and Comprehensive Income.

Quarter ended June 30, 2026 compared with the quarter ended June 30, 2025

Net revenues of $362 million increased 24% and pre-tax income of $143 million increased 14%.

Asset management and related administrative fees increased $72 million, or 26%, driven by an increase in PCG fee-based assets, primarily due to market appreciation and net asset inflows, and incremental revenues from our acquisition of Clark Capital, acquired on April 30, 2026, which contributed two months of revenues during the quarter.

Compensation expenses increased $22 million, or 41%, primarily due to the increase in revenues, as well as incremental compensation expenses associated with our acquisition of Clark Capital.

Non-compensation expenses increased $31 million, or 28%, largely due to higher expenses related to our growth, including incremental expenses associated with the acquisition of Clark Capital, and higher investment sub-advisory fee expense resulting from the increase in assets under management in sub-advised programs.

Nine months ended June 30, 2026 compared with the nine months ended June 30, 2025

Net revenues of $1.02 billion increased 16% and pre-tax income of $423 million increased 14%.

Asset management and related administrative fees increased $143 million, or 17%, primarily driven by an increase in PCG fee-based assets, primarily due to market appreciation and net asset inflows, and, to a lesser extent, incremental revenues from our acquisition of Clark Capital.

Compensation expenses increased $31 million, or 18%, primarily due to the increase in revenues, as well as incremental compensation expenses associated with our acquisition of Clark Capital.

Non-compensation expenses increased $58 million, or 17%, largely due to higher investment sub-advisory fees, resulting from the increase in assets under management in sub-advised programs, incremental expenses associated with the acquisition of Clark Capital, and higher communications and information processing expenses due to investments in our growth.

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

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2026	2025	% change	2026	2025	% change
Revenues:
Interest income	$831	$823	1%	$2,464	$2,472	—%
Interest expense	(359)	(383)	(6)%	(1,050)	(1,199)	(12)%
Net interest income	472	440	7%	1,414	1,273	11%
All other	16	18	(11)%	47	44	7%
Net revenues	488	458	7%	1,461	1,317	11%
Non-interest expenses:
Compensation and benefits	47	47	—%	142	138	3%
Non-compensation expenses:
Bank loan provision/(benefit) for credit losses	(26)	15	NM	(24)	31	NM
RJBDP fees to PCG	185	193	(4)%	560	563	(1)%
All other	76	80	(5)%	238	227	5%
Total non-compensation expenses	235	288	(18)%	774	821	(6)%
Total non-interest expenses	282	335	(16)%	916	959	(4)%
Pre-tax income	$206	$123	67%	$545	$358	52%

Quarter ended June 30, 2026 compared with the quarter ended June 30, 2025

Net revenues of $488 million increased 7% and pre-tax income of $206 million increased 67%.

Net interest income increased $32 million, or 7%, primarily due to higher average interest-earning assets, particularly securities-based and residential mortgage loans. The Bank segment net interest margin decreased to 2.71% from 2.74% for the prior-year quarter.

The bank loan benefit for credit losses was $26 million for the current quarter, compared with a bank loan provision for credit losses of $15 million for the prior-year quarter. The bank loan benefit for credit losses for the current quarter primarily reflected net paydowns in our corporate loan portfolio and improved credit quality within our loan portfolio. The bank loan provision for credit losses for the prior-year quarter primarily reflected the impacts of a weaker economic outlook for the C&I loan portfolio at that time, loan downgrades, and specific reserves.

Non-compensation expenses, excluding the bank loan benefit for credit losses, decreased $12 million, or 4%, primarily due to a decline in RJBDP fees paid to PCG. These Bank segment fees paid to PCG and the related revenues earned by the PCG segment are eliminated in consolidation (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Private Client Group” for further information about these servicing fees).

Nine months ended June 30, 2026 compared with the nine months ended June 30, 2025

Net revenues of $1.46 billion increased 11% and pre-tax income of $545 million increased 52%.

Net interest income increased $141 million, or 11%, primarily due to an improved net interest margin, higher average interest-earning assets, particularly securities-based and residential mortgage loans, and a favorable mix shift in interest-earning assets from available-for-sale securities to loans. The Bank segment net interest margin increased to 2.78% from 2.67% for the prior-year period.

The bank loan benefit for credit losses was $24 million for the current-year period, compared with a bank loan provision for credit losses of $31 million for the prior-year period. The bank loan benefit for credit losses for the current-year period primarily reflected net paydowns in our corporate loan portfolio, improved credit quality within our loan portfolio, and an improved macroeconomic outlook. The bank loan provision for credit losses for the prior-year period primarily reflected the impacts of loan downgrades, charge-offs in our corporate loan portfolio, and specific reserves.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Non-interest expenses, excluding the bank loan provision for credit losses, increased $12 million, or 1%, primarily due to higher expenses related to our growth.

RESULTS OF OPERATIONS – OTHER

For an overview of our Other segment operations, as well as a description of the key factors impacting our Other segment results of operations, refer to the information presented in “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K.

Operating results

	Three months ended June 30,			Nine months ended June 30,
$ in millions	2026	2025	% change	2026	2025	% change
Revenues:
Interest income	$34	$34	—%	$110	$102	8%
All other	4	—	NM	14	7	100%
Total revenues	38	34	12%	124	109	14%
Interest expense	(45)	(25)	80%	(133)	(75)	77%
Net revenues	(7)	9	NM	(9)	34	NM
Non-interest expenses:
Compensation and benefits	30	36	(17)%	90	112	(20)%
All other	33	15	120%	42	28	50%
Total non-interest expenses	63	51	24%	132	140	(6)%
Pre-tax loss	$(70)	$(42)	(67)%	$(141)	$(106)	(33)%
Quarter ended June 30, 2026 compared with the quarter ended June 30, 2025

Pre-tax loss was $70 million, compared with a pre-tax loss of $42 million for the prior-year quarter.

Net revenues decreased $16 million primarily due to the impact of incremental interest expense from the $1.5 billion of senior notes issued in September 2025, net of interest income on the reinvested proceeds, as well as the impact of decreases in short-term interest rates.

Non-interest expenses increased $12 million, or 24%, primarily due to higher professional fees, reflecting an increase in external legal fees during the current quarter.

Nine months ended June 30, 2026 compared with the nine months ended June 30, 2025

Pre-tax loss was $141 million, compared with a pre-tax loss of $106 million for the prior-year period.

Net revenues decreased $43 million primarily due to the impact of incremental interest expense from the $1.5 billion of senior notes issued in September 2025, net of interest income on the reinvested proceeds, as well as the impact of decreases in short-term interest rates.

Non-interest expenses decreased $8 million, or 6%, primarily due to lower compensation-related expenses in the current-year period, partially offset by higher professional fees, reflecting an increase in external legal fees during the current-year period.

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

Total assets of $94.24 billion as of June 30, 2026 were $6.01 billion, or 7%, higher than our total assets as of September 30, 2025. Bank loans, net increased $4.7 billion, primarily due to continued growth in securities-based and residential mortgage loans, and goodwill and intangible assets, net increased $761 million, primarily due to the acquisitions of Clark Capital and GreensLedge during fiscal 2026 (see Note 3 of the Notes to Condensed Consolidated Financial Statements for further information). In addition, other receivables, net increased $651 million, other assets increased $600 million, brokerage client receivables, net increased $510 million, collateralized agreements increased $467 million, and loans to financial advisors, net increased $443 million. These increases were partially offset by a $1.41 billion decrease in cash and cash equivalents (see Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Cash flows for more information).

As of June 30, 2026, our total liabilities of $81.45 billion were $5.7 billion, or 8%, higher than our total liabilities as of September 30, 2025, primarily due to a $4.42 billion increase in bank deposits, largely to support loan growth, and brokerage client payables increased $1.03 billion.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
The following table presents the components of RJF’s regulatory capital used to calculate the aforementioned regulatory capital ratios.

$ in millions	June 30, 2026	September 30, 2025
Common equity tier 1 capital/Tier 1 capital
Common stock and related additional paid-in capital	$3,207	$3,238
Retained earnings	14,977	13,604
Treasury stock	(5,104)	(4,022)
Accumulated other comprehensive loss	(381)	(396)
Less: Goodwill and identifiable intangible assets, net of related deferred tax liabilities	(2,376)	(1,703)
Other adjustments	328	360
Common equity tier 1 capital	10,651	11,081
Preferred stock	—	79
Less: Tier 1 capital deductions	—	(4)
Tier 1 capital	10,651	11,156
Tier 2 capital
Qualifying allowances for credit losses	475	531
Tier 2 capital	475	531
Total capital	$11,126	$11,687

The following table presents RJF’s risk-weighted assets by exposure type used to calculate the aforementioned regulatory capital ratios.

$ in millions	June 30, 2026	September 30, 2025
Credit risk-weighted assets:
On-balance sheet assets:
Corporate exposures	$20,477	$20,621
Exposures to sovereign and government-sponsored entities (1)	1,082	1,287
Exposures to depository institutions, foreign banks, and credit unions	1,885	2,076
Exposures to public-sector entities	515	569
Residential mortgage exposures	5,659	5,193
Statutory multi-family mortgage exposures	168	214
High volatility commercial real estate exposures	32	45
Past due loans	266	341
Equity exposures	540	567
Securitization exposures	117	116
Other assets	11,502	10,651
Off-balance sheet:
Standby letters of credit	171	154
Commitments with original maturity of one year or less	125	180
Commitments with original maturity greater than one year	2,818	2,819
Over-the-counter derivatives	166	230
Other off-balance sheet items	935	480
Total credit risk-weighted assets	46,458	45,543
Market risk-weighted assets	2,984	2,887
Total standardized risk-weighted assets	$49,442	$48,430

(1)Exposure is predominantly to the U.S. government and its agencies.

Cash flows

Cash and cash equivalents (excluding amounts segregated for regulatory purposes and restricted cash) of $9.98 billion at June 30, 2026 decreased $1.41 billion compared with September 30, 2025. The decrease in cash and cash equivalents primarily resulted from net investments in bank loans, common stock repurchases, cash paid for our acquisition of Clark Capital and GreensLedge, net of cash acquired, net loans provided to financial advisors, and dividends paid on our common stock. These decreases were partially offset by an increase in bank deposits, net income, proceeds from the sale of certain corporate loans, and net maturities or redemptions of available-for-sale securities during the period.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
Sources of liquidity

RJF corporate cash of $2.52 billion as of June 30, 2026, included cash and cash equivalents held directly at the parent company as well as cash loaned by the parent company to RJ&A. As of June 30, 2026, RJF had loaned $771 million to RJ&A (such amount is included in the RJ&A cash balance in the following table), which RJ&A has invested on behalf of RJF or otherwise deployed in its normal business activities.

The following table presents our holdings of cash and cash equivalents.

$ in millions	June 30, 2026	September 30, 2025
RJF	$1,769	$2,296
Raymond James Bank	3,006	1,851
TriState Capital Bank	2,274	3,112
RJ&A	1,404	2,654
Raymond James Ltd. (“RJ Ltd.”)	532	516
Raymond James Wealth Management Group (“RJWM”)	199	188
Raymond James Financial Services, Inc.	155	116
Raymond James Capital Services, LLC	145	132
Raymond James Trust Company of New Hampshire	125	135
Raymond James Investment Management	98	109
Other subsidiaries	270	280
Total cash and cash equivalents	$9,977	$11,389

RJF maintained depository accounts at Raymond James Bank and TriState Capital Bank totaling $385 million as of June 30, 2026. The portion of this total that was available on demand without restrictions, which amounted to $352 million as of June 30, 2026, is reflected in the RJF cash balance and excluded from Raymond James Bank’s cash balance in the preceding table.

A large portion of the cash and cash equivalents balances at our non-U.S. subsidiaries, including RJ Ltd. and RJWM, was held to meet regulatory requirements and was not available for use by the parent as of June 30, 2026.

In addition to the cash balances described, we have various other potential sources of cash available to the parent company from subsidiaries, as described in the following section.

Liquidity available from subsidiaries

Liquidity is principally available to RJF from RJ&A and Raymond James Bank.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934. As a member firm of the Financial Industry Regulatory Authority (“FINRA”), RJ&A is subject to FINRA’s capital requirements, which are substantially the same as Rule 15c3-1. Rule 15c3-1 provides for an “alternative net capital requirement,” which RJ&A has elected. Regulations require that minimum net capital, as defined, be equal to the greater of $1.5 million or 2% of aggregate debit items arising from client balances. In addition, covenants in RJ&A’s committed financing arrangements require its net capital to be a minimum of 10% of aggregate debit items. At June 30, 2026, RJ&A significantly exceeded the minimum regulatory requirements, the covenants in its financing arrangements pertaining to net capital, as well as its internally-targeted net capital tolerances. FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements which may result in RJ&A limiting dividends it would otherwise remit to RJF. We evaluate regulatory requirements, loan covenants and certain internal tolerances when determining the amount of liquidity available to RJF from RJ&A.

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

As of June 30, 2026, RJF and RJ&A had the ability to borrow under our $1 billion Credit Facility, a committed unsecured line of credit. We had no such borrowings outstanding under this facility as of June 30, 2026. See Note 15 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding our Credit Facility.

In addition to our Credit Facility, we have various uncommitted financing arrangements with third-party lenders, which are in the form of secured lines of credit, secured bilateral repurchase agreements, or unsecured lines of credit. Our uncommitted secured financing arrangements generally require us to post collateral in excess of the amount borrowed and are generally collateralized by RJ&A-owned securities or by securities that we have received as collateral under reverse repurchase agreements (i.e., securities purchased under agreements to resell). As of June 30, 2026, we had a total of 14 uncommitted financing arrangements with third-party lenders (nine secured and five unsecured). As of June 30, 2026, outstanding borrowings under these uncommitted financing arrangements included $250 million under two financing arrangements (one secured and one unsecured) included in “Other borrowings” on our Condensed Consolidated Statements of Financial Condition and $265 million under three secured financing arrangements included in “Collateralized financings.” Lenders are generally under no contractual obligation to lend to us under uncommitted credit facilities. See Notes 7 and 15 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding these borrowings.

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

	Repurchase transactions			Reverse repurchase transactions
For the quarter ended: ($ in millions)	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
June 30, 2026	$247	$332	$265	$237	$316	$316
March 31, 2026	$280	$376	$361	$243	$352	$272
December 31, 2025	$306	$368	$368	$277	$311	$311
September 30, 2025	$280	$325	$325	$261	$302	$302
June 30, 2025	$273	$315	$228	$211	$210	$210

Other borrowings and collateralized financings

We had $700 million in FHLB borrowings outstanding at June 30, 2026, comprised of floating-rate and fixed-rate advances. The interest rates on our floating-rate advances are based on SOFR. We use interest rate swaps to manage the risk of increases in interest rates associated with our floating-rate FHLB advances by converting the balances subject to variable interest rates to a fixed interest rate.

We pledge certain of our bank loans and available-for-sale securities with the FHLB as security for both the repayment of certain borrowings, to secure capacity for additional borrowings as needed, and to participate in certain deposit programs. As of June 30, 2026, we had $9.5 billion in immediate credit available from the FHLB based on the collateral pledged. See Notes 7 and 15 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding bank loans and available-for-sale securities pledged with the FHLB and for additional information on our FHLB borrowings, including the related maturities and interest rates.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
As member banks, our bank subsidiaries have access to the Federal Reserve’s discount window and may have access to other lending programs that may be established by the Federal Reserve in unusual and exigent circumstances. As of June 30, 2026, our bank subsidiaries had pledged certain bank loans with the Federal Reserve and had $18.0 billion in immediate credit available from the FRB based on collateral pledged. See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding our assets pledged with the FRB.

A portion of our fixed income transactions are cleared through a third-party clearing organization, which provides financing for the purchase of trading instruments to support such transactions. The amount of financing is based on the amount of trading inventory financed, as well as any deposits held at the clearing organization. Amounts outstanding under this financing arrangement are collateralized by a portion of our trading inventory and accrue interest based on market rates. While we had borrowings outstanding as of June 30, 2026, the clearing organization is under no contractual obligation to lend to us under this arrangement.

We may act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one counterparty and then lend them to another counterparty.  Where permitted, we have also loaned securities owned by clients or the firm to broker-dealers and other financial institutions.  We account for each of these types of transactions as collateralized agreements and financings, with the outstanding balance of $564 million as of June 30, 2026 related to the securities loaned included in “Collateralized financings” on our Condensed Consolidated Statements of Financial Condition of this Form 10-Q. See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and Note 2 of our 2025 Form 10-K for additional information on our collateralized agreements and financings.

Senior notes payable

At June 30, 2026, we had aggregate outstanding senior notes payable of $3.52 billion, which, exclusive of any unaccreted premiums or discounts and debt issuance costs, was comprised of $500 million par 4.65% senior notes due April 2030, $650 million par 4.90% senior notes due September 2035, $800 million par 4.95% senior notes due July 2046, $750 million par 3.75% senior notes due April 2051, and $850 million par 5.65% senior notes due September 2055. See Note 16 of the Notes to Consolidated Financial Statements of our 2025 Form 10-K for additional information on our senior notes payable.

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
Other sources and uses of liquidity

We have corporate-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. Substantially all of our non-qualified deferred compensation plans and other employee benefit plans are employee-directed (i.e., the participant chooses investment portfolio benchmarks). Of the corporate-owned life insurance policies which fund these plans, certain policies could be used as a source of liquidity for the firm. Those policies against which we could readily borrow had a cash surrender value of $1.54 billion as of June 30, 2026, and we were able to borrow up to 90%, or $1.38 billion, of the June 30, 2026 total without restriction.  To effect any such borrowing, the underlying investments would be converted to money market investments, therefore requiring us to take market risk related to our employee-directed plans. There were no borrowings outstanding against any of these policies as of June 30, 2026.

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

RJF and many of its subsidiaries are each subject to various regulatory capital requirements. As of June 30, 2026, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. In addition, RJF, Raymond James Bank, and TriState Capital Bank were categorized as “well-capitalized” as of June 30, 2026. The maintenance of certain risk-based and other regulatory capital levels could influence various capital allocation decisions impacting one or more of our businesses.  However, due to the current capital position of RJF and its regulated subsidiaries, we do not anticipate these capital requirements will have a negative impact on our future business activities. See Note 22 of the Notes to Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources - Capital structure” of this Form 10-Q for additional information on regulatory capital requirements.

RJF and certain of its subsidiaries are subject to regular reviews and inspections by regulatory authorities and SROs. In addition, regulatory agencies and SROs institute investigations from time to time into industry practices, among other things. For example, beginning in August 2024, the SEC’s Division of Enforcement requested information regarding our practices related to cash sweep programs for investment advisory clients and has reportedly conducted similar reviews at other financial institutions. The firm has been cooperating with this inquiry. In addition, in August and December 2024, a total of three putative class action lawsuits were filed in federal district court alleging, among other things, that the firm breached its fiduciary duties or agreements with regard to rates paid to clients in our cash sweep programs. All three cases were subsequently consolidated, but on July 24, 2025, the claims asserted by the plaintiff in one of the three lawsuits were voluntarily dismissed without prejudice. On March 27, 2026, the federal district court entered an order dismissing some of the claims asserted in the consolidated case. On May 21, 2026, the plaintiffs filed a motion for class certification. On July 16, 2026, the federal district court granted a motion filed by two named plaintiffs to voluntarily dismiss their claims without prejudice. As a result, the case remains pending with two named plaintiffs. We intend to continue vigorously defending against the remaining claims in the case.

During the three months ended June 30, 2026, RJ&A, our large clearing/carrying broker-dealer subsidiary, adopted the SEC’s amendments to Rules 15c3-3, the Customer Protection Rule, and 15c3-1, the Net Capital Rule. The amendments require large

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
clearing/carrying broker-dealers to calculate customer and Proprietary Account of Broker-Dealer reserve requirements and make any required reserve account deposits on a daily basis rather than weekly. We implemented enhancements to certain operational processes and controls at RJ&A to support compliance with the amended requirements. The adoption of these amendments did not have a material impact on our results of operations, financial condition, or liquidity.

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

To demonstrate the sensitivity of credit loss estimates on our bank loan portfolio to macroeconomic forecasts, we compared our modeled estimates under the base case economic scenario used to estimate the allowance for credit losses as of June 30, 2026, to what our estimate would have been under a downside case scenario and an upside case scenario, without considering any offsetting effects in the qualitative component of our allowance for credit losses as of June 30, 2026. As of June 30, 2026, use of the downside case scenario would have resulted in an increase of approximately $150 million in the quantitative portion of our allowance for credit losses on bank loans, while the use of the upside case scenario would have resulted in a reduction of approximately $25 million in the quantitative portion of our allowance for credit losses on bank loans at June 30, 2026. These hypothetical outcomes reflect the relative sensitivity of the modeled portion of our allowance estimate to macroeconomic forecasted scenarios but do not consider any potential impact qualitative adjustments could have on the allowance for credit losses in such environments. Qualitative adjustments could either increase or decrease modeled loss estimates calculated using an alternative economic scenario assumption. Further, such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related allowance for a number of reasons including: (1) management’s predictions of future economic trends and relationships among the scenarios may differ from actual events; and (2) management’s application of

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
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

See Note 2 of the Notes to Consolidated Financial Statements of our 2025 Form 10-K for information regarding our methodologies and assumptions used in estimating the allowance for credit losses. See Note 8 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding our allowance for credit losses related to bank loans as of June 30, 2026.

Loss provisions for legal and regulatory matters

The recorded amount of liabilities related to legal and regulatory matters is subject to significant management judgment. For a description of the significant estimates and judgments associated with establishing such accruals, see the “Contingent liabilities” section of Note 2 of the Notes to Consolidated Financial Statements of our 2025 Form 10-K. In addition, refer to Note 17 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding legal and regulatory matters contingencies as of June 30, 2026.

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

Governance

Risk oversight and decision-making are supported by a formalized risk governance structure in addition to a three lines of risk management model. Our Board of Directors, including its Risk Committee and Audit Committee, is responsible for the review and approval of the risk management framework and receives regular updates on risks identified including the assessment, monitoring, and reporting of those risks and related issues. The Board of Directors, including its Risk Committee assists in articulating the firm’s risk appetite. The RJF Enterprise Risk Management Committee is the senior management-level committee responsible for risk oversight and is supported by additional risk-specific committees. These committees support effective risk governance by providing a forum for communication, escalation, and risk remediation with representation across all lines of risk management. Our first line of risk management, which includes all of our businesses, owns its risks and is responsible for identifying, mitigating, and escalating risks arising from its day-to-day activities.  The second line of risk management, which includes Compliance and Risk Management, advises our client-facing businesses and other first-line functions in identifying, assessing, and mitigating risk. The second line of risk management tests and monitors the effectiveness of controls, as deemed necessary, and escalates risks when appropriate to senior management and the Board of Directors.  The third line of risk management, Internal Audit, independently reviews activities conducted by the previous lines of risk management to assess their management and mitigation of risk, providing additional assurance to the Board of Directors and senior management, with a view toward enhancing our oversight, management, and mitigation of risk. Our legal department provides legal advice and guidance to each of these three lines of risk management.

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

Our primary method for controlling risks within trading inventories is through the use of dollar-based and exposure-based limits. A hierarchy of limits exists at multiple levels, including firm, business unit, desk (e.g., for equities, corporate bonds, municipal bonds), product sub-type (e.g., below-investment-grade positions) and issuer concentration. For derivative positions, which are primarily comprised of interest rate swaps, we have established sensitivity-based and foreign exchange limits. Trading positions and derivatives are monitored against these limits through daily reports that are distributed to senior management. During volatile markets, we may temporarily reduce limits and/or choose to pare our trading inventories to reduce risk.

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

	Nine months ended June 30, 2026		Period-end VaR			Three months ended June 30,		Nine months ended June 30,
$ in millions	High	Low	June 30, 2026	September 30, 2025	$ in millions	2026	2025	2026	2025
Daily VaR	$5	$2	$2	$3	Average daily VaR	$3	$3	$3	$3

We perform daily back-testing procedures for our VaR model, as defined by the Fed’s MRR, whereby we compare each day’s projected VaR to its regulatory-defined daily trading losses, which exclude fees, commissions, reserves, net interest income, and intraday trading. Regulatory-defined daily trading losses are used to evaluate the performance of our VaR model and are not comparable to our actual daily net revenues. Based on these daily “ex ante” versus “ex post” comparisons, we determine whether the number of times that regulatory-defined daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level. Our regulatory-defined daily losses in our trading portfolios did not exceed our predicted VaR during the three months ended June 30, 2026, and exceeded our predicted VaR on one occasion during the nine months ended June 30, 2026.

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

Instantaneous changes in rate	Net interest income ($ in millions)	Projected change in net interest income
+200	$2,119	8%
+100	$2,054	4%
0	$1,967	—%
-100	$1,845	(6)%
-200	$1,724	(12)%

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

We have classified all of our investments in debt securities in our banking operations as available-for-sale and have not classified any of our investments in debt securities as held-to-maturity. Our available-for-sale securities portfolio is substantially all fixed rate and consists primarily of agency-backed MBS, agency-backed CMOs, and U.S. Treasuries. These securities are carried at fair value on our Condensed Consolidated Statements of Financial Condition, with changes in the fair value of the portfolio recorded through OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. As the majority of our available-for-sale securities portfolio is comprised of U.S. government and government agency-backed securities, changes in fair value are primarily driven by changes in interest rates. At June 30, 2026, our available-for-sale securities portfolio had a fair value of $6.50 billion with a weighted-average yield of 2.46% and a weighted-average life, after factoring in estimated prepayments, of 3.8 years. To evaluate the interest rate sensitivity of our available-for-sale securities portfolio we also monitor, among other things, effective duration, defined as the approximate percentage change in price for a 100-basis point change in rates. As of June 30, 2026, the effective duration of our available-for-sale securities portfolio was approximately 3.29, which means that we would expect the market value of our available-for-sale securities portfolio to increase approximately 3.29% for every 100-basis point decline in interest rates and decline approximately 3.29% for every 100-basis point increase in interest rates. See Note 2 of the Notes to Consolidated Financial Statements of our 2025 Form 10-K and Note 5 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on our available-for-sale securities portfolio.

The Asset and Liability Committee also reviews EVE, which is a point in time analysis of current interest-earning assets and interest-bearing liabilities that incorporates cash flows over their estimated remaining lives, discounted at current rates. The EVE approach is based on a static balance sheet and provides an indicator of future earnings and capital levels as the changes in EVE indicate the anticipated change in the value of future cash flows. We monitor sensitivity to changes in EVE utilizing Board of Directors-approved limits. These limits set a risk tolerance to changing interest rates and assist in determining strategies for mitigating this risk as EVE approaches these limits. As of June 30, 2026, our EVE analyses were within approved limits.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
The following table shows the maturities of our bank loan portfolio at June 30, 2026, including contractual principal repayments.  Maturities are generally determined based upon contractual terms; however, rollovers or extensions that are included for the purposes of measuring the allowance for credit losses are reflected in maturities in the following table. This table does not include any estimates of prepayments, which could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the table.

	Due in
$ in millions	One year or less	> One year - five years	> Five years - fifteen years	> Fifteen years	Total
SBL	$24,469	$295	$3	$—	$24,767
C&I loans	1,078	6,774	2,154	34	10,040
CRE loans	1,454	4,723	1,481	31	7,689
REIT loans	385	1,278	8	—	1,671
Residential mortgage loans	10	17	132	11,064	11,223
Tax-exempt loans	93	339	669	—	1,101
Total loans held for investment	27,489	13,426	4,447	11,129	56,491
Held for sale loans	12	1	26	95	134
Total loans held for sale and investment	$27,501	$13,427	$4,473	$11,224	$56,625

The following table shows the distribution of the recorded investment of those bank loans that mature in more than one year between fixed and adjustable interest rate loans at June 30, 2026.

	Interest rate type
$ in millions	Fixed	Adjustable	Total
SBL	$39	$259	$298
C&I loans	914	8,048	8,962
CRE loans	302	5,933	6,235
REIT loans	—	1,286	1,286
Residential mortgage loans (1)	197	11,016	11,213
Tax-exempt loans	1,008	—	1,008
Total loans held for investment	2,460	26,542	29,002
Held for sale loans	3	119	122
Total loans held for sale and investment	$2,463	$26,661	$29,124

(1)Adjustable rate residential mortgage loans included loans which were still in their fixed-rate period at June 30, 2026.
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

Our banking operations are also subject to foreign exchange risk due to our investments in foreign subsidiaries as well as transactions and resulting balances denominated in a currency other than the U.S. dollar (“USD”). For example, our bank loan portfolio includes loans which are denominated in Canadian dollars (“CAD”), totaling $890 million and $1.00 billion at June 30, 2026 and September 30, 2025, respectively, when converted to the USD using the spot rate at that time. A majority of such loans are held in a Canadian subsidiary of Raymond James Bank. Raymond James Bank utilizes short-term, forward foreign exchange contracts to mitigate its foreign exchange risk related to such investment in the Canadian subsidiary. These derivatives are primarily accounted for as net investment hedges in the condensed consolidated financial statements. See Note 2 of the Notes to Consolidated Financial Statements of our 2025 Form 10-K and Note 6 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding these derivatives.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index

Other sources of foreign exchange risk

Investments in non-bank foreign subsidiaries

At June 30, 2026, we had foreign exchange risk in our investment in RJ Ltd. of CAD 532 million, and in our investment in our UK PCG subsidiary, of £325 million, which were not hedged. We had other, less significant investments in foreign domiciled subsidiaries, primarily in Europe, which were not hedged; however, we do not believe we had material foreign exchange risk either individually, or in the aggregate, pertaining to these subsidiaries as of June 30, 2026. Foreign exchange gains/losses related to our foreign investments are primarily reflected in OCI on our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 18 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding our components of OCI.

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

	Three months ended June 30,				Nine months ended June 30,
	2026		2025		2026		2025
$ in millions	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans	Net loan (charge-off)/recovery amount	Annualized % of avg. outstanding loans
C&I loans	$(8)	0.32%	$(3)	0.12%	$(9)	0.11%	$(15)	0.19%
CRE loans	(7)	0.36%	—	—%	(21)	0.36%	(7)	0.12%
Residential mortgage loans	—	—%	—	—%	1	0.01%	—	—%
Total loans held for investment	$(15)	0.11%	$(3)	0.02%	$(29)	0.07%	$(22)	0.06%

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES Management’s Discussion and Analysis	Index
The level of nonperforming assets is another indicator of potential future credit losses. Nonperforming assets are comprised of both nonperforming loans held for investment and other real estate owned. Nonperforming loans include those loans held for investment which have been placed on nonaccrual status and any accruing loans which are 90 days or more past due and in the process of collection. The following table presents the balance of nonperforming loans, nonperforming assets, and related key credit ratios.

$ in millions	June 30, 2026	September 30, 2025
Nonperforming loans (1)	$151	$186
Nonperforming assets	$152	$187

Nonperforming loans as a % of total loans held for sale and investment	0.27%	0.36%
Allowance for credit losses as a % of nonperforming loans	264%	243%
Nonperforming assets as a % of Bank segment total assets	0.22%	0.29%

(1)Nonperforming loans at June 30, 2026 and September 30, 2025 included $66 million and $109 million, respectively, of loans which were current pursuant to their contractual terms.

See the table summarizing nonaccrual loans by portfolio segment in Note 8 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

Although our nonperforming assets as a percentage of our Bank segment’s assets remained low as of June 30, 2026, any prolonged period of market deterioration could result in an increase in our nonperforming assets, an increase in our allowance for credit losses and/or an increase in net charge-offs in future periods, although the extent would depend on future developments that are highly uncertain.

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

Risk monitoring process

Another component of credit risk strategy for our bank loan portfolio is the ongoing risk monitoring and review processes, including our independent loan review process, as well as our processes to manage and limit credit losses arising from loan delinquencies. There are various other factors included in these processes, depending on the loan portfolio. There were no significant changes to those processes during the three months ended June 30, 2026. See further discussion of our risk monitoring process in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk management - Credit risk - Banking activities” of our 2025 Form 10-K.

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

	Amount of delinquent residential mortgage loans			Delinquent residential mortgage loans as a percentage of outstanding residential mortgage loan balances
$ in millions	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
June 30, 2026	$11	$2	$13	0.10%	0.02%	0.12%
September 30, 2025	$7	$6	$13	0.07%	0.06%	0.13%

Our June 30, 2026 percentage of over 30 day delinquent residential mortgage loans compares favorably to the national average of 1.98%, as most recently reported by the Fed.

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

	June 30, 2026
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

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize.  At June 30, 2026 and September 30, 2025, these loans totaled $3.41 billion and $3.04 billion, respectively, or approximately 30% of the residential mortgage portfolio at each respective period end.  The weighted-average number of years before the remainder of the loans, which were still in their interest-only period at June 30, 2026, begins amortizing is approximately five years.

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

	As of June 30, 2026
Industry	Loans outstanding as a % of total corporate bank loans held for sale and investment	Loans outstanding as a % of total loans held for sale and investment
C&I:
Loan funds	9%	3%
Subscription lines	6%	2%
Transportation and logistics	4%	1%
CRE:
Multi-family	11%	4%
Industrial warehouse	9%	3%
Office real estate	5%	2%

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

Periods of severe market volatility can result in a significantly higher level of transactions on specific days, which may present operational challenges from time to time that may result in losses. These losses can result from, but are not limited to, trade errors, failed transaction settlements, late collateral calls to borrowers and counterparties, or interruptions to our system processing. We did not incur any significant losses related to such operational challenges during the nine months ended June 30, 2026 or 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES	Index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

During the nine months ended June 30, 2026, there have been no material changes to the risk factors set forth under “Part 1 - Item 1A. Risk factors” of our 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered securities for the nine months ended June 30, 2026.

We purchase our own stock from time to time in conjunction with a number of activities, each of which is described in the following paragraphs. The following table presents information on our purchases of our own stock, on a monthly basis, for the nine months ended June 30, 2026.

	Total number of shares purchased	Average price per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value (in millions) at each month-end of securities that may yet be purchased under the plans or programs
October 1, 2025 – October 31, 2025	984,743	$163.53	984,366	$238
November 1, 2025 – November 30, 2025	746,138	$158.70	746,025	$119
December 1, 2025 – December 31, 2025	822,404	$162.03	742,370	$1,900
First quarter	2,553,285	$161.64	2,472,761

January 1, 2026 – January 31, 2026	8,978	$169.53	—	$1,900
February 1, 2026 – February 28, 2026	1,417,613	$159.68	1,416,775	$1,674
March 1, 2026 – March 31, 2026	1,166,753	$149.90	1,157,532	$1,501
Second quarter	2,593,344	$155.31	2,574,307

April 1, 2026 – April 30, 2026	—	$—	—	$1,501
May 1, 2026 – May 31, 2026	782,807	$149.40	782,525	$1,384
June 1, 2026 – June 30, 2026	1,852,059	$152.60	1,852,059	$1,101
Third quarter	2,634,866	$151.65	2,634,584

Fiscal year-to-date total	7,781,495	$156.15	7,681,652

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2026.

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

3.2
Amended and Restated By-Laws of Raymond James Financial, Inc., reflecting amendments adopted by the Board of Directors on August 21, 2024, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 23, 2024.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date:	August 5, 2026	/s/ Paul M. Shoukry
Paul M. Shoukry
Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2026	/s/ Jonathan W. Oorlog, Jr.
Jonathan W. Oorlog, Jr.
Chief Financial Officer (Principal Financial Officer)